Form 10-Q
period 2014-09-30
STIFEL FINANCIAL CORP
filed 2014-11-10
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on October 31, 2014, was 66,010,498.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$535,118	$716,560
Restricted cash	—	4,268
Cash segregated for regulatory purposes	39	35
Receivables:
Brokerage clients, net	549,597	530,402
Brokers, dealers, and clearing organizations	651,428	381,122
Securities purchased under agreements to resell	125,513	225,075
Financial instruments owned, at fair value (includes securities pledged of $492,986 and $686,997, respectively)	951,854	801,494
Available-for-sale securities, at fair value	1,527,747	1,756,253
Held-to-maturity securities, at amortized cost	1,199,364	1,312,115
Loans held for sale	104,277	109,110
Bank loans, net of allowance	1,867,177	1,404,353
Investments, at fair value	209,131	217,228
Fixed assets, net	126,007	106,446
Goodwill	762,305	727,336
Intangible assets, net	41,797	49,889
Loans and advances to financial advisors and other employees, net	186,582	184,458
Deferred tax assets, net	234,173	243,554
Other assets	254,008	239,172

Total Assets	$9,326,117	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	September 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$49,800	$55,700
Payables:
Brokerage clients	319,253	318,942
Brokers, dealers, and clearing organizations	79,111	58,135
Drafts	58,589	74,710
Securities sold under agreements to repurchase	143,814	263,809
Bank deposits	4,552,522	4,663,323
Financial instruments sold, but not yet purchased, at fair value	613,023	481,214
Accrued compensation	286,572	337,589
Accounts payable and accrued expenses	277,384	285,968
Senior notes	625,000	325,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	7,087,568	6,946,890

Liabilities subordinated to claims of general creditors	—	3,131
Shareholders’ Equity:
Preferred stock – $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock – $0.15 par value; authorized 97,000,000 shares; issued 65,994,630 and 63,744,074 shares, respectively	9,861	9,562
Additional paid-in-capital	1,593,721	1,544,143
Retained earnings	672,540	540,238
Accumulated other comprehensive income	(37,573)	(35,030)

	2,238,549	2,058,913
Treasury stock, at cost, 0 and 1,330 shares, respectively	—	(64)

	2,238,549	2,058,849

Total Liabilities and Shareholders’ Equity	$9,326,117	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Revenues:
Commissions	$151,621	$145,837	$463,749	$446,498
Principal transactions	109,378	122,583	361,515	341,153
Investment banking	120,147	92,851	393,966	289,199
Asset management and service fees	96,638	76,710	280,039	221,711
Interest	52,096	39,130	141,035	101,829
Other income	4,803	13,063	18,745	45,269

Total revenues	534,683	490,174	1,659,049	1,445,659
Interest expense	11,228	11,535	28,701	34,738

Net revenues	523,455	478,639	1,630,348	1,410,921

Non-interest expenses:
Compensation and benefits	331,440	326,020	1,033,478	958,179
Occupancy and equipment rental	41,611	41,288	125,110	116,090
Communications and office supplies	27,464	26,122	78,151	74,034
Commissions and floor brokerage	9,971	10,150	28,247	28,777
Other operating expenses	47,203	44,051	143,945	126,600

Total non-interest expenses	457,689	447,631	1,408,931	1,303,680

Income from continuing operations before income tax expense	65,766	31,008	221,417	107,241
Provision for income taxes	25,673	(43,921)	87,774	(13,541)

Income from continuing operations	40,093	74,929	133,643	120,782

Discontinued operations:
Loss from discontinued operations, net of tax	(190)	(5,239)	(2,757)	(7,037)

Net income	$39,903	$69,690	$130,886	$113,745

Earnings per basic common share:
Income from continuing operations	$0.60	$1.16	$2.01	$1.91
Loss from discontinued operations	—	(0.08)	(0.04)	(0.11)

Earnings per basic common share	$0.60	$1.08	$1.97	$1.80

Earnings per diluted common share:
Income from continuing operations	$0.52	$1.00	$1.76	$1.66
Loss from discontinued operations	—	(0.07)	(0.04)	(0.10)

Earnings per diluted common share	$0.52	$0.93	$1.72	$1.56

Weighted average number of common shares outstanding:
Basic	66,691	64,706	66,344	63,133
Diluted	76,681	75,191	76,011	72,851

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$39,903	$69,690	$130,886	$113,745
Other comprehensive income/(loss) (1):
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(3,884)	(8,160)	1,683	(48,158)
Changes in unrealized gains on cash flow hedging instruments (3)	1,108	473	2,094	5,420
Foreign currency translation adjustment	(8,388)	2,669	(6,320)	1,393

	(11,164)	(5,018)	(2,543)	(41,345)

Comprehensive income	$28,739	$64,672	$128,343	$72,400

(1)	Net of taxes of $7.0 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively. Net of taxes of $1.6 million and $25.8 million for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Amounts are net of reclassifications to earnings of realized gains of $0.7 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Amounts are net of reclassifications to earnings of realized gains of $1.9 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Amounts are net of reclassifications to earnings of losses of $1.5 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively. Amounts are net of reclassifications to earnings of losses of $4.7 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$130,886	$113,745
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	21,727	25,162
Amortization of loans and advances to financial advisors and other employees	49,285	48,368
Amortization of premium on investment portfolio	4,385	5,568
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	6,832	6,395
Amortization of intangible assets	9,762	4,145
Deferred income taxes	17,111	(70,687)
Excess tax benefits from stock-based compensation	(18,220)	(10,446)
Stock-based compensation	70,852	124,835
(Gains)/losses on investments	(894)	11,636
Other, net	1,990	23,792
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	4,264	127,993
Receivables:
Brokerage clients	(19,195)	(35,741)
Brokers, dealers, and clearing organizations	(263,745)	(197,148)
Securities purchased under agreements to resell	99,562	(9,487)
Loans originated as held for sale	(811,711)	(1,069,168)
Proceeds from mortgages held for sale	808,882	1,197,539
Financial instruments owned, including those pledged	(139,012)	23,895
Loans and advances to financial advisors and other employees	(51,492)	(59,751)
Other assets	42,768	37,855
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	311	38,363
Brokers, dealers, and clearing organizations	35,297	23,379
Drafts	(16,121)	(35,282)
Financial instruments sold, but not yet purchased	131,809	128,169
Other liabilities and accrued expenses	(169,588)	(20,012)

Net cash provided by/(used in) operating activities	$(54,255)	$433,117

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$542,565	$376,104
Calls and principal paydowns of held-to-maturity securities	74,405	60,385
Sale or maturity of investments	48,278	74,271
Sale of other real estate owned	131	373
Increase in bank loans, net	(468,329)	(244,838)
Payments for:
Purchase of available-for-sale securities	(271,548)	(1,125,644)
Purchase of held-to-maturity securities	(7,959)	(16,438)
Purchase of investments	(37,190)	(70,650)
Purchase of fixed assets	(22,384)	(21,077)
Acquisitions, net of cash acquired	(39,184)	(165,300)

Net cash used in investing activities	(181,215)	(1,132,814)

Cash Flows from Financing Activities:
Payments of short-term borrowings from banks	(5,900)	(171,600)
Proceeds from issuance of senior notes, net	295,638	—
Increase/(decrease) in securities sold under agreements to repurchase	(119,995)	115,105
Increase/(decrease) in bank deposits, net	(110,801)	882,272
Increase/(decrease) in securities loaned	(14,321)	149,168
Excess tax benefits from stock-based compensation	18,220	10,446
Issuance of common stock for stock option exercises	135	15
Repurchase of treasury stock	—	(13,670)
Reissuance of treasury stock	—	951
Repayment of non-recourse debt	—	(26,881)
Extinguishment of subordinated debt	(3,131)	(2,187)

Net cash provided by financing activities	59,845	943,619

Effect of exchange rate changes on cash	(5,817)	1,381

Increase/(decrease) in cash and cash equivalents	(181,442)	245,303
Cash and cash equivalents at beginning of period	716,560	403,941

Cash and cash equivalents at end of period	$535,118	$649,244

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$59,434	$8,594
Cash paid for interest	31,205	34,196

Noncash investing and financing activities:
Stock units granted, net of forfeitures	152,115	205,520
Issuance of common stock for acquisitions	11,741	265,918

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), Oriel Securities (“Oriel”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

NOTE 3 – Discontinued Operations

SN Canada ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. The components of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$(44)	$4,696	$(75)	$12,930
Restructuring expense	—	5,516	217	5,516
Operating expenses	110	4,418	3,664	14,341

Total non-interest expenses	110	9,934	3,881	19,857
Loss from discontinued operations before income tax expense	(154)	(5,238)	(3,956)	(6,927)
Income tax expense/(benefit)	36	1	(1,199)	110

Loss from discontinued operations, net of tax	$(190)	$(5,239)	$(2,757)	$(7,037)

NOTE 4 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2014 and December 31, 2013, included (in thousands):

	September 30, 2014	December 31, 2013
Deposits paid for securities borrowed	$438,863	$227,640
Receivable from clearing organizations	182,198	125,538
Securities failed to deliver	30,367	27,944

	$651,428	$381,122

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2014 and December 31, 2013, included (in thousands):

	September 30, 2014	December 31, 2013
Securities failed to receive	$43,507	$7,411
Deposits received from securities loaned	25,765	40,101
Payable to clearing organizations	9,839	10,623

	$79,111	$58,135

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

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.6 million and $12.4 million at September 30, 2014 and December 31, 2013, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$73,708	73,708	—	—
Financial instruments owned:
U.S. government securities	55,172	55,172	—	—
U.S. government agency securities	95,595	20	95,575	—
Mortgage-backed securities:
Agency	194,582	—	194,582	—
Non-agency	25,208	—	25,208	—
Corporate securities:
Fixed income securities	295,825	74,435	217,233	4,157
Equity securities	121,828	121,184	372	272
State and municipal securities	163,644	—	163,644	—

Total financial instruments owned	951,854	250,811	696,614	4,429
Available-for-sale securities:
U.S. government agency securities	1,713	—	1,713	—
State and municipal securities	74,113	—	74,113	—
Mortgage-backed securities:
Agency	206,211	—	206,211	—
Commercial	127,885	—	127,885	—
Non-agency	29,438	—	29,438	—
Corporate fixed income securities	360,214	43,834	316,380	—
Asset-backed securities	728,173	—	675,044	53,129

Total available-for-sale securities	1,527,747	43,834	1,430,784	53,129
Investments:
Corporate equity securities	62,825	33,835	28,990	—
Mutual funds	17,558	17,558	—	—
Auction rate securities:
Equity securities	47,208	—	—	47,208
Municipal securities	1,472	—	—	1,472
Other (1)	80,068	4,606	3,931	71,531

Total investments	209,131	55,999	32,921	120,211

	$2,762,440	$424,352	2,160,319	$177,769

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$99,447	$99,447	$—	$—
U.S. government agency securities	21,981	—	21,981	—
Agency mortgage-backed securities	97,492	—	97,492	—
Corporate securities:
Fixed income securities	257,458	17,277	240,181	—
Equity securities	136,581	136,576	5	—
State and municipal securities	64	—	64	—

Total financial instruments sold, but not yet purchased	613,023	253,300	359,723	—
Derivative contracts (2)	5,772	—	5,772	—

	$618,795	$253,300	$365,495	$—

(1)	Includes $43.3 million of partnership interests, $13.8 million of private company investments, and $14.4 million of private equity and other investments.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$78,163	$78,163	$—	$—
Financial instruments owned:
U.S. government securities	10,594	10,594	—	—
U.S. government agency securities	80,835	307	80,528	—
Mortgage-backed securities:
Agency	267,933	—	267,933	—
Non-agency	22,570	—	22,570	—
Corporate securities:
Fixed income securities	201,579	23,106	176,434	2,039
Equity securities	76,709	76,462	6	241
State and municipal securities	141,274	—	141,274	—

Total financial instruments owned	801,494	110,469	688,745	2,280
Available-for-sale securities:
U.S. government agency securities	1,072	—	1,072	—
State and municipal securities	90,677	—	84,477	6,200
Mortgage-backed securities:
Agency	183,987	—	183,987	—
Commercial	211,246	—	211,246	—
Non-agency	4,619	—	4,619	—
Corporate fixed income securities	498,316	83,655	414,661	—
Asset-backed securities	766,336	—	708,258	58,078

Total available-for-sale securities	1,756,253	83,655	1,608,320	64,278
Investments:
Corporate equity securities	32,402	32,402	—	—
Mutual funds	16,994	16,994	—	—
Auction rate securities:
Equity securities	56,693	—	—	56,693
Municipal securities	10,939	—	—	10,939
Other (1)	100,200	10	2,422	97,768

Total investments	217,228	49,406	2,422	165,400

	$2,853,138	$321,693	$2,299,487	$231,958
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$253,221	$253,221	$—	$—
Agency mortgage-backed securities	37,201	—	37,201	—
Corporate securities:
Fixed income securities	100,745	17,857	82,888	—
Equity securities	90,015	86,933	3,082	—
State and municipal securities	32	—	32	—

Total financial instruments sold, but not yet purchased	481.214	358,011	123,203	—
Derivative contracts (2)	9,349	—	9,349	—

	$490,563	$358,011	$132,552	$—

[1]	Includes $56.0 million of partnership interests, $22.5 million of private company investments, and $19.2 million of private equity and other investments.
[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014
	Financial instruments owned		Available-for-sale securities
	Corporate Fixed Income Securities (1)	Equity Securities	State & Municipal Securities	Asset- Backed Securities
Balance at June 30, 2014	$3,368	$—	$—	$58,370
Unrealized gains/(losses):
Included in changes in net assets (3)	(3)	—	—	—
Included in OCI (4)	—	—	—	(589)
Realized gains/(losses) (3)	(59)	—	—	173
Purchases	3,200	272	—	—
Sales	(2,293)	—	—	(4,825)
Redemptions	(56)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—

Net change	789	272	—	(5,241)

Balance at September 30, 2014	$4,157	$272	$—	$53,129

	Three Months Ended September 30, 2014
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other (2)
Balance at June 30, 2014	$52,184	$1,930	$80,344
Unrealized gains/(losses):
Included in changes in net assets (3)	(101)	47	205
Included in OCI (4)	—	—	—
Realized gains/(losses) (3)	—	—	69
Purchases	25	—	49
Sales	—	—	(7,231)
Redemptions	(4,900)	(505)	(1,905)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—

Net change	(4,976)	(458)	(8,813)

Balance at September 30, 2014	$47,208	$1,472	$71,531

	Nine Months Ended September 30, 2014
	Financial instruments owned		Available-for-sale securities
	Corporate Fixed Income Securities (1)	Equity Securities	State & Municipal Securities	Asset- Backed Securities
Balance at December 31, 2013	$2,039	$241	$6,200	$58,078
Unrealized gains/(losses):
Included in changes in net assets (3)	(444)	—	—	—
Included in OCI (4)	—	—	62	(297)
Realized gains/(losses) (3)	(1,354)	4,964	—	173
Purchases	6,556	272	—	—
Sales	(2,552)	(5,205)	—	(4,825)
Redemptions	(88)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	(6,262)	—

Net change	2,118	31	(6,200)	(4,949)

Balance at September 30, 2014	$4,157	$272	$—	$53,129

	Nine Months Ended September 30, 2014
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other (2)
Balance at December 31, 2013	$56,693	$10,939	$97,768
Unrealized gains/(losses):
Included in changes in net assets (3)	615	684	(556)
Included in OCI (4)	—	—
Realized gains/(losses) (3)	—	—	3,290
Purchases	25	1,650	1,263
Sales	(1,725)	(10,324)	(22,058)
Redemptions	(8,400)	(1,477)	(4,294)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	(3,882)

Net change	(9,485)	(9,467)	(26,237)

Balance at September 30, 2014	$47,208	$1,472	$71,531

1	Included in financial instruments owned in the consolidated statements of financial condition.
2	Includes partnership interests, private company investments, and private equity investments.
3	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
4	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: sales of certain investments, redemptions of ARS at par, and unrealized gains and losses during the three and nine months ended September 30, 2014. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2014 relating to Level 3 assets still held at September 30, 2014 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of September 30, 2014.

	Valuation technique	Unobservable input	Range	Weighted average
Available-for-sale securities:
Auction rate securities:
Asset-backed securities	Discounted cash flow	Discount rate	6.0% –11.5%	8.4%
		Workout period	3 – 4 years	3.9 years
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.1% –12.9%	7.3%
		Workout period	1 – 3 years	2.4 years
Municipal securities	Discounted cash flow	Discount rate	0.2% – 8.6%	6.6%
		Workout period	1 – 4 years	2.8 years
Other
Investments in partnerships	Market approach	Revenue multiple	1.3 – 4.2	3.3
		EBITDA multiple	4.1 – 15.3	8.7
Private equity investments	Market/Income approach	Revenue multiple	0.5 – 2.0	1.4
		EBITDA multiple	4.3 – 9.8	6.7

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

General and limited partnership interests in investment partnerships totaled $43.3 million and $56.0 million at September 30, 2014 and December 31, 2013, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $18.6 million and $14.8 million at September 30, 2014 and December 31, 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $5.9 million and $10.3 million of transfers of financial assets from Level 2 to Level 1 during the three and nine months ended September 30, 2014, respectively, primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $8.9 million and $9.3 million of transfers of financial assets from Level 1 to Level 2 during the three and nine months ended September 30, 2014, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers out of Level 3 during the three months ended September 30, 2014. There were $10.2 million of transfers out of Level 3 during the nine months ended September 30, 2014 primarily related to state and municipal securities and private company investments for which market trades were observed that provided transparency into the valuation of these assets and, in the case of the private company investments, have had an initial public offering of their securities.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of September 30, 2014 and December 31, 2013, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$535,118	$535,118	$716,560	$716,560
Restricted cash	—	—	4,268	4,268
Cash segregated for regulatory purposes	39	39	35	35
Securities purchased under agreements to resell	125,513	125,513	225,075	225,075
Financial instruments owned	951,854	951,854	801,494	801,494
Available-for-sale securities	1,527,747	1,527,747	1,756,253	1,756,253
Held-to-maturity securities	1,199,364	1,221,555	1,312,115	1,305,959
Loans held for sale	104,277	104,277	109,110	109,110
Bank loans	1,867,177	1,890,834	1,404,353	1,420,068
Investments	209,131	209,131	217,228	217,228
Financial liabilities:
Securities sold under agreements to repurchase	$143,814	$143,814	$263,809	$263,809
Bank deposits	4,552,522	4,009,299	4,663,323	4,072,038
Financial instruments sold, but not yet purchased	613,023	613,023	481,214	481,214
Derivative contracts (1)	5,772	5,772	9,349	9,349
Senior notes	625,000	633,181	325,000	328,635
Debentures to Stifel Financial Capital Trusts	82,500	66,291	82,500	72,201
Liabilities subordinated to claims of general creditors	—	—	3,131	3,122

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$461,410	$461,410	$—	$—
Cash segregated for regulatory purposes	39	39	—	—
Securities purchased under agreements to resell	125,513	95,683	29,830	—
Held-to-maturity securities	1,221,555	—	978,400	243,155
Loans held for sale	104,277	—	104,277	—
Bank loans	1,890,834	—	1,890,834	—
Financial liabilities:
Securities sold under agreements to repurchase	$143,814	$46,999	$96,815	$—
Bank deposits	4,009,299	—	4,009,299	—
Senior notes	633,181	633,181	—	—
Debentures to Stifel Financial Capital Trusts	66,291	—	—	66,291

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$638,397	$638,397	$—	$—
Restricted cash	4,268	4,268	—	—
Cash segregated for regulatory purposes	35	35	—	—
Securities purchased under agreements to resell	225,075	225,075	—	—
Held-to-maturity securities	1,305,959	—	1,073,953	232,006
Loans held for sale	109,110	—	109,110	—
Bank loans	1,420,068	—	1,420,068	—
Financial liabilities:
Securities sold under agreements to repurchase	$263,809	$747	$263,062	$—
Bank deposits	4,072,038	—	4,072,038	—
Senior notes	328,635	328,635	—	—
Debentures to Stifel Financial Capital Trusts	72,201	—	—	72,201
Liabilities subordinated to claims of general creditors	3,122	—	—	3,122

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2014 and December 31, 2013.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2014 and December 31, 2013 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2014 and December 31, 2013 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of interest-bearing deposits, including certificates of deposits, demand deposits, savings, and checking accounts, was calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2014 and December 31, 2013, are as follows (in thousands):

	September 30, 2014	December 31, 2013
Financial instruments owned:
U.S. government securities	$55,172	$10,594
U.S. government agency securities	95,595	80,835
Mortgage-backed securities:
Agency	194,582	267,933
Non-agency	25,208	22,570
Corporate securities:
Fixed income securities	295,825	201,579
Equity securities	121,828	76,709
State and municipal securities	163,644	141,274

	$951,854	$801,494

Financial instruments sold, but not yet purchased:
U.S. government securities	$99,447	$253,221
U.S. government agency securities	21,981	—
Agency mortgage-backed securities	97,492	37,201
Corporate securities:
Fixed income securities	257,458	100,745
Equity securities	136,581	90,015
State and municipal securities	64	32

	$613,023	$481,214

At September 30, 2014 and December 31, 2013, financial instruments owned in the amount of $493.0 million and $687.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,716	$1	$(4)	$1,713
State and municipal securities	76,660	81	(2,628)	74,113
Mortgage-backed securities:
Agency	205,163	2,637	(1,589)	206,211
Commercial	127,774	717	(606)	127,885
Non-agency	29,247	191	—	29,438
Corporate fixed income securities	358,773	2,797	(1,356)	360,214
Asset-backed securities	734,087	1,350	(7,264)	728,173

	$1,533,420	$7,774	$(13,447)	$1,527,747

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$906,177	$20,764	$(18)	$926,923
Commercial	59,447	1,376	—	60,823
Non-agency	1,226	1	(13)	1,214
Asset-backed securities	177,254	3,802	(2,319)	178,737
Corporate fixed income securities	55,260	5	(1,407)	53,858

	$1,199,364	$25,948	$(3,757)	$1,221,555

	December 31, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336

	$1,762,516	$14,022	$(20,285)	$1,756,253

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735

	$1,312,115	$7,324	$(13,480)	$1,305,959

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)	Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and nine months ended September 30, 2014, we received proceeds of $162.9 million and $229.7 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $1.2 million and $3.2 million, respectively. For the three and nine months ended September 30, 2013, we received proceeds of $4.5 million and $194.1 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $0.2 million and $1.7 million, respectively.

During the three months ended September 30, 2014, unrealized losses, net of deferred tax benefits, of $3.9 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the nine months ended September 30, 2014, unrealized gains, net of deferred taxes, of $1.7 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the three and nine months ended September 30, 2013, unrealized losses, net of deferred tax benefits, of $8.2 million and $48.2 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$118,969	$120,197	$—	$—
After one year through three years	66,062	66,405	15,031	15,034
After three years through five years	142,771	143,348	40,229	38,824
After five years through ten years	348,396	347,259	—	—
After ten years	495,038	487,004	177,254	178,736
Mortgage-backed securities
After three years through five years	180	184	—	—
After five years through ten years	79,408	80,976	59,447	60,824
After ten years	282,596	282,374	907,403	928,137

	$1,533,420	$1,527,747	$1,199,364	$1,221,555

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2014, are as follows (in thousands):

	Within 1 year	1-5 years	5-10 years	After 10 years	Total
Available-for-sale:[1]
U.S. government agency securities	$327	$1,386	$—	$—	$1,713
State and municipal securities	—	—	1,639	72,474	74,113
Mortgage-backed securities:
Agency	—	—	40,501	165,710	206,211
Commercial	—	—	40,474	87,411	127,885
Non-agency	—	184	—	29,254	29,438
Corporate fixed income securities	119,870	198,729	41,615	—	360,214
Asset-backed securities	—	9,638	304,006	414,529	728,173

	$120,197	$209,937	$428,235	$769,378	$1,527,747

Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$—	$906,177	$906,177
Commercial	—	—	59,447	—	59,447
Non-agency	—	—	—	1,226	1,226
Asset-backed securities	—	—	—	177,254	177,254
Corporate fixed income securities	—	55,260	—	—	55,260

	$—	$55,260	$59,447	$1,084,657	$1,199,364

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

At September 30, 2014 and December 31, 2013, securities of $1.2 billion and $505.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale and held-to-maturity securities have been in an unrealized loss position at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(4)	$1,214	$—	$—	$(4)	$1,,214
State and municipal securities	(1)	426	(2,627)	67,458	(2,628)	67,884
Mortgage-backed securities:
Agency	(306)	73,769	(1,283)	47,285	(1,589)	121,054
Commercial	(404)	41,123	(202)	9,996	(606)	51,119
Corporate fixed income securities	(134)	37,915	(1,222)	64,541	(1,356)	102,456
Asset-backed securities	(2,950)	314,910	(4,314)	182,303	(7,264)	497,213

	$(3,799)	$469,357	$(9,648)	$371,583	$(13,447)	$840,940

Held-to-maturity securities
Mortgage-backed securities
Agency	(18)	3,221	—	—	(18)	3,221
Non-agency	(13)	524	—	—	(13)	524
Asset-backed securities	(129)	13,587	(2,190)	55,817	(2,319)	69,404
Corporate fixed income securities	—	—	(1,407)	48,855	(1,407)	48,855

	$(160)	$17,332	$(3,597)	$104,672	$(3,757)	$122,004

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(2)	$721	$—	$—	$(2)	$721
State and municipal securities	(2,966)	32,272	(3,571)	41,182	(6,537)	73,454
Mortgage-backed securities:
Agency	(3,260)	89,395	(145)	1,335	(3,405)	90,730
Commercial	(1,787)	46,970	—	—	(1,787)	46,970
Corporate fixed income securities	(2,062)	80,700	(776)	39,421	(2,838)	120,121
Asset-backed securities	(4,516)	436,770	(1,200)	31,938	(5,716)	468,708

	$(14,593)	$686,828	$(5,692)	$113,876	$(20,285)	$800,704

Held-to-maturity securities
Mortgage-backed securities:
Agency	(91)	8,127	(7,824)	838,295	(7,915)	846,422
Commercial	—	—	(186)	59,219	(186)	59,219
Asset-backed securities	—	—	(2,774)	92,806	(2,774)	92,806
Corporate fixed income securities	—	—	(2,605)	47,727	(2,605)	47,727

	$(91)	$8,127	$(13,389)	$1,038,047	$(13,480)	$1,046,174

At September 30, 2014, the amortized cost of 103 securities classified as available for sale exceeded their fair value by $13.4 million, of which $9.6 million related to investment securities that had been in a loss position for 12 months or longer. As of September 30, 2014, the carrying value of 20 securities held to maturity exceeded their fair value by $3.8 million, of which $3.6 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and nine months ended September 30, 2014.

We believe the gross unrealized losses of $13.4 million related to our available-for-sale portfolio as of September 30, 2014, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at September 30, 2014 and December 31, 2013 (in thousands, except percentages):

	September 30, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
Commercial and industrial	$833,988	43.5%	$552,333	37.7%
Consumer (1)	638,811	33.2	509,484	34.8
Residential real estate	418,806	21.8	372,789	25.5
Commercial real estate	15,970	0.8	12,284	0.8
Home equity lines of credit	13,776	0.7	16,327	1.1
Construction and land	—	—	490	0.1

	1,921,351	100.0%	1,463,707	100.0%
Unamortized loan discount	(32,772)		(45,100)
Unamortized loan fees, net of origination costs	(1,251)		(1,920)
Loans in process	(1,155)		334
Allowance for loan losses	(18,996)		(12,668)

	$1,867,177		$1,404,353

(1)	Includes securities-based loans of $628.3 million and $508.9 million at September 30, 2014 and December 31, 2013, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for loan losses, beginning of period	$17,104	$10,919	$12,668	$8,145
Provision for loan losses	1,871	2,297	6,749	5,537
Charge-offs:
Commercial and industrial	—	—	(468)	—
Residential real estate	—	—	—	(501)
Other	—	—	(4)	—

Total charge-offs	—	—	(472)	(501)
Recoveries	21	17	51	52

Allowance for loan losses, end of period	$18,996	$13,233	$18,996	$13,233

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At September 30, 2014, we had $3.6 million of non-accrual loans, net of discount, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2013, we had $1.5 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2014 and 2013 were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At September 30, 2014 and December 31, 2013, approximately 96.3% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of September 30, 2014 and December 31, 2013 (in thousands, except rates):

	September 30, 2014		December 31, 2013
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$15,545	43.5%	$9,538	37.7%
Consumer	1,001	33.2	892	34.8
Residential real estate	674	21.8	408	25.5
Home equity lines of credit	274	0.7	174	1.1
Commercial real estate	239	0.8	198	0.8
Construction and land	—	—	12	0.1
Qualitative	1,263	—	1,446	—

	$18,996	100.0%	$12,668	100.0%

(1)	Loan category as a percentage of total loan portfolio.

At September 30, 2014 and December 31, 2013, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.6 million and $6.4 million, respectively.

At September 30, 2014 and December 31, 2013, we had loans held for sale of $104.3 million and $109.1 million, respectively. For the three months ended September 30, 2014 and 2013, we recognized gains of $2.2 million and $1.9 million, respectively, from the sale of originated and purchased loans, net of fees and costs. For the nine months ended September 30, 2014 and 2013, we recognized gains of $5.8 million and $9.8 million, respectively, from the sale of originated and purchased loans, net of fees and costs.

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Furniture and equipment	$191,630	$174,976
Building and leasehold improvements	122,202	101,840

Total	313,832	276,816
Less accumulated depreciation and amortization	(187,825)	(170,370)

	$126,007	$106,446

For the three months ended September 30, 2014 and 2013, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.4 million and $8.6 million, respectively. For the nine months ended September 30, 2014 and 2013, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $21.7 million and $25.2 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2013	Net additions	Impairment losses	September 30, 2014
Goodwill
Global Wealth Management	$161,358	$2,293	$—	$163,651
Institutional Group	565,978	32,676	—	598,654

	$727,336	$34,969	$—	$762,305

	December 31, 2013	Net additions	Amortization	September 30, 2014
Intangible assets
Global Wealth Management	$19,394	$1,670	$(6,324)	$14,740
Institutional Group	30,495	—	(3,438)	27,057

	$49,889	$1,670	$(9,762)	$41,797

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2014 are primarily attributable to our acquisition of De La Rosa & Co (“DLR”), which closed on April 3, 2014 and Oriel Securities, which closed on July 31, 2014. The allocation of the purchase price of DLR and Oriel are preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of DLR and Oriel as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$51,866	$27,681	$51,166	$24,034
Trade name	19,342	4,930	18,442	3,585
Investment banking backlog	7,388	7,348	7,388	6,871
Core deposits	5,447	4,587	5,447	182
Non-compete agreements	2,511	2,494	—	—

	$86,554	$47,040	$82,443	$34,672

Amortization expense related to intangible assets was $1.6 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense related to intangible assets was $9.8 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2014 are: customer relationships, 5.1 years; trade name, 8.5 years; core deposits, 0.8 years; and non-compete agreements, 0.5 year. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 12 months. As of September 30, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2014	$2,380
2015	5,257
2016	4,701
2017	4,129
2018	3,642
Thereafter	19,405

$39,514

NOTE 11 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at September 30, 2014 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the nine months ended September 30, 2014. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at September 30, 2014 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. At September 30, 2014, we had no advances on our revolving credit facility and were in compliance with all covenants.

At September 30, 2014, short-term borrowings from banks were $49.8 million at an average rate of 1.00%, which were collateralized by company-owned securities valued at $366.5 million. At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $29.2 million and $246.8 million for the three months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.10% and 1.33%, respectively. The average bank borrowing was $126.1 million and $290.4 million for the nine months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.12% and 1.25%, respectively.

At September 30, 2014 and December 31, 2013, Stifel had a stock loan balance of $25.8 million and $40.1 million, respectively, at average daily interest rates of 0.20% and 0.16%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $31.3 million and $120.7 million during the three months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.22% and 0.23%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $57.4 million and $89.0 million during the nine months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.18% and 0.16%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
6.70% senior notes, due 2022 (1)	$175,000	$175,000
5.375% senior notes, due 2022 (2)	150,000	150,000
4.250% senior notes, due 2024 (3)	300,000	—

	$625,000	$325,000

(1)	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(2)	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(3)	In July 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024. Interest on these senior notes is payable semi-annually in arrears. We may redeem the Notes in whole or in part at our option at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.

Our senior notes mature as follows, based upon its contractual terms:

2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	625,000

$625,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Money market and savings accounts	$4,410,904	$4,310,223
Certificates of deposit	101,051	241,481
Demand deposits (interest-bearing)	30,071	93,684
Demand deposits (non-interest-bearing)	10,496	17,935

	$4,552,522	$4,663,323

The weighted average interest rate on deposits was 0.18% and 0.07% at September 30, 2014 and December 31, 2013, respectively.

Scheduled maturities of certificates of deposit at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Certificates of deposit, less than $100:
Within one year	$37,820	$82,115
One to three years	10,266	34,694
Three to five years	1,529	3,701
Over five years	—	66

	$49,615	$120,576

Certificates of deposit, $100 and greater:
Within one year	$36,677	$75,577
One to three years	13,723	41,756
Three to five years	783	3,336
Over five years	253	236

	51,436	120,905

	$101,051	$241,481

At September 30, 2014 and December 31, 2013, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $4.4 billion and $4.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.3 million and $0.4 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$296,722	Other assets	$—	Accounts payable and accrued expenses	$(5,772)

	December 31, 2013
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$386,212	Other assets	$—	Accounts payable and accrued expenses	$(9,349)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was an immaterial loss recognized during the three and nine months ended September 30, 2014 related to ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $4.4 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$340	Interest expense	$1,461	None	$—

	Three Months Ended September 30, 2013
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(1,320)	Interest expense	$2,092	None	$—

	Nine Months Ended September 30, 2014
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(1,319)	Interest expense	$4,728	None	$—

	Nine Months Ended September 30, 2013
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$2,087	Interest expense	$6,716	None	$—

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

As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.8 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $13.6 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2014, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

(1)	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.70% per annum.
(2)	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

(3)	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2014 and December 31, 2013 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral received	Net amount
As of September 30, 2014:
Securities borrowing (1)	$438,863	$—	$438,863	$—	$(438,863)	$—
Reverse repurchase agreements (2)	125,513	$—	125,513	—	(125,513)	—

	$564,376	$—	$564,376	$—	$(564,376)	$—

As of December 31, 2013:
Securities borrowing (1)	$227,640	$—	$227,640	$—	$(227,640)	$—
Reverse repurchase agreements (2)	225,075	—	225,075	—	(225,075)	—

	$452,715	$—	$452,715	$—	$(452,715)	$—

(1)	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2014 and December 31, 2013:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral pledged	Net amount
As of September 30, 2014:
Securities lending (3)	$25,765	$—	$25,765	$—	$(25,765)	$—
Repurchase agreements (4)	143,814	—	143,814	—	(143,814)	—
Cash flow interest rate contracts	5,772	—	5,772	—	(5,772)	—

	$175,351	$—	$175,351	$—	$(175,351)	$—

As of December 31, 2013:
Securities lending (3)	$40,101	$—	$40,101	$—	$(40,101)	$—
Repurchase agreements (4)	263,809	$—	263,809	—	(263,809)	—
Cash flow interest rate contracts	9,349	—	9,349	—	(9,349)	—

	$313,259	$—	$313,259	$—	$(313,259)	$—

(3)	Securities lending transactions are included in payables to from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(4)	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2014, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $58.6 million to satisfy the minimum margin deposit requirement at September 30, 2014.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $37.0 million in cash at September 30, 2014 to satisfy the minimum margin deposit requirement at September 30, 2014.

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

Thomas Weisel Partners LLC (“TWP”) entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At September 30, 2014, we estimate that TWP customers held $16.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 22 in the notes to our consolidated financial statements for further details.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $34.5 million of commitments outstanding at September 30, 2014, of which $22.9 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2014 and December 31, 2013, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). This lawsuit relates to the same transactions that are the subject of the civil lawsuit filed by the school districts noted below. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. We have denied the substantive allegations of the SEC complaint, as amended, and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with all discovery scheduled to close in April 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

Wisconsin School Districts/RBC OPEB lawsuit

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. and certain of its affiliates (“RBC”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. We entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March 2012. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against RBC to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by Stifel with the school districts and pursuit of claims against RBC. We have filed our Answer, denying RBC’s claims, and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A by the Lake of the Torches Economic Development Corporation (“EDC”) which is associated with Lac Du Flambeau Band of Lake Superior Chippewa Indians (together with EDC, the “Tribe”). We then sold all of the bonds to LDF Acquisition LLC, a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively, “Saybrook”), with Wells Fargo Bank, NA (“Wells Fargo”) as the indenture trustee for the bonds. In 2009 Saybrook and Wells Fargo brought an action in a Wisconsin federal court against the Tribe to enforce the bonds (the “2009 federal action”). The Wisconsin federal court declared, in relevant part, the Bond Indenture to be void ab initio, and the Seventh Circuit Court of Appeals affirmed but remanded the case for further proceedings as to enforceability of the other bond documents. In April 2012 Saybrook dismissed the 2009 federal action.

On January 16, 2012, Saybrook filed a new action in Wisconsin state court (the “State Action”), naming as defendants our company, Stifel, the Tribe, and the law firm of Godfrey & Kahn, S.C. (“G&K”), which served as both issuer’s and bond counsel. Saybrook seeks enforcement of the obligations under the bonds, a judgment for rescission, restitution (including the amounts paid by Saybrook for the bonds), and costs. Alternatively, if Saybrook fails to recover from the Tribe, Saybrook seeks to recover damages, costs and attorneys’ fees from us and/or G&K. In the State Action, Saybrook asserts a claim against our company for fraud under the Wisconsin Uniform Securities Law, and with respect to Stifel, claims for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and their sovereign immunity waivers. Saybrook also asserts claims against Stifel for rescission based on alleged misrepresentation or mutual mistake.

We have answered the Complaint in the State Action, denying the claims, and filed cross claims against the Tribe and G&K. The Tribe also moved to dismiss our cross claim, but on November 6, 2014 the court denied that motion. The Tribe moved to dismiss Saybrook’s claims against them on the grounds that the state court does not have jurisdiction over them due to assertions that they have sovereign immunity from suit. On October 23, 2014 the state court denied the Tribe’s motion to dismiss Saybrook’s claims against the Tribe, thereby allowing the case to move forward against the Tribe in state court – subject to the Tribe’s anticipated appeal of that ruling to the Wisconsin intermediate court of appeals. Additionally, G&K filed a cross-claim against us seeking contribution and alleging that if G&K is found negligent then we too must have been negligent. We have answered G&K’s cross-claim, denying those allegations. Additionally, G&K filed a third party complaint against Dentons US LLP. Written discovery is on-going between the non-Tribal Parties.

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

Lac Courte Oreilles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel in the Tribe’s Tribal Court (the “Tribal Lawsuit”) regarding Stifel’s participation in the Tribe’s offering of two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”). The Complaint alleges that we failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Basic discovery was taken in the Federal Action, and we filed a summary judgment motion with the U.S. District Court, asking the court for a determination that the Tribal Court does not have jurisdiction over the claims brought by the Tribe. On June 19, 2014, the District Court issued a conditional Order finding the Tribal Court has jurisdiction over the dispute. The conditional Order was issued subject to additional briefing of the issues by Stifel, which briefing has been filed with the District Court. We are currently waiting for a final decision from the District Court, which is expected in December 2014. If the District Court issues a final Order finding the Tribal Court has jurisdiction over the dispute, we intend to appeal the decision to the Seventh Circuit Court of Appeals. In the event of an appeal, the stay of proceedings in Tribal Court will remain in effect during the pendency of the appeal. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

At September 30, 2014, Stifel Nicolaus had net capital of $339.4 million, which was 52.3% of aggregate debit items and $326.4 million in excess of its minimum required net capital. At September 30, 2014, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL, Oriel, and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2014, SNEL’s, Oriel’s, and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

September 30, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,373,999	28.3%	$388,960	8.0%	$486,200	10.0%
Tier 1 capital to risk-weighted assets	1,354,869	27.9	194,480	4.0	291,720	6.0
Tier 1 capital to adjusted average total assets	1,354,869	16.0	339,540	4.0	424,425	5.0

Stifel Bank – Federal Reserve Capital Amounts

September 30, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$425,358	13.9%	$244,883	8.0%	$306,104	10.0%
Tier 1 capital to risk-weighted assets	406,362	13.3	122,442	4.0	183,662	6.0
Tier 1 capital to adjusted average total assets	406,362	8.0	204,490	4.0	255,612	5.0

NOTE 20 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Investment securities	$16,976	$17,514	$54,500	$44,046
Bank loans, net of unearned income	23,475	8,819	52,377	26,489
Margin balances	4,873	4,722	14,382	13,521
Other	6,772	8,075	19,776	17,773

	$52,096	$39,130	$141,035	$101,829

Interest expense:
Senior notes	$7,831	$5,164	$18,158	$15,484
Bank deposits	1,743	2,636	5,438	8,365
Other	1,654	3,735	5,105	10,889

	$11,228	$11,535	$28,701	$34,738

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3.8 million shares at September 30, 2014.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $30.7 million and $39.2 million for the three months ended September 30, 2014 and 2013, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $1.0 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $79.2 million and $109.5 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $18.2 million and $10.4 million for the nine months ended September 30, 2014 and 2013, respectively.

On closing date of our acquisition of Oriel Securities, certain employees of Oriel Securities were granted restricted stock units of Stifel as retention. The fair value of the awards issued as retention was $11.6 million. Certain awards issued as retention had no continuing service requirements, and accordingly were expensed at date of grant. This charge of $6.8 million is included in compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2014.

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

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and nine months ended September 30, 2014, no options were granted.

At September 30, 2014, all outstanding options were exercisable. Cash proceeds from the exercise of stock options, including the tax benefits realized from the exercise of stock options, were immaterial for the three and nine months ended September 30, 2014 and 2013.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At September 30, 2014, the total number of stock units outstanding was 18.4 million, of which 11.8 million were unvested.

At September 30, 2014, there was unrecognized compensation cost for stock units of $305.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $17.6 million and $17.0 million at September 30, 2014 and December 31, 2013, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2014 and December 31, 2013, the deferred compensation liability related to the mutual fund option of $14.7 million and $14.3 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2014 and December 31, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.24 billion and $1.16 billion, respectively, and the fair value of the collateral that had been sold or repledged was $143.8 million and $263.8 million, respectively.

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

In the ordinary course of business, Stifel Bank has commitments to originate loans, standby letters of credit, and lines of credit. Commitments to originate loans are agreements to lend to a customer. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash commitments. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

At September 30, 2014 and December 31, 2013, Stifel Bank had outstanding commitments to originate loans aggregating $101.6 million and $66.8 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2014 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2014 and December 31, 2013, Stifel Bank had outstanding letters of credit totaling $11.1 million and $5.1 million, respectively. One of the standby letters of credit has an expiration of December 31, 2015. All of the remaining standby letters of credit commitments at September 30, 2014 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2014 and December 31, 2013, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $478.5 million and $282.0 million, respectively.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements in conjunction with recent acquisitions, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Information concerning operations in these segments of business for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues: (1)
Global Wealth Management	$317,241	$274,669	$921,671	$824,344
Institutional Group	215,160	205,132	720,849	593,875
Other	(8,946)	(1,162)	(12,172)	(7,298)

	$523,455	$478,639	$1,630,348	$1,410,921

Income/(loss) from continuing operations before income taxes:
Global Wealth Management	$94,026	$72,128	$262,800	$220,551
Institutional Group	29,500	34,986	117,812	94,298
Other	(57,760)	(76,106)	(159,195)	(207,608)

	$65,766	$31,008	$221,417	$107,241

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2014 or 2013.

The following table presents our company’s total assets on a segment basis at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Global Wealth Management	$5,698,937	$5,505,076
Institutional Group	3,406,450	3,290,573
Other	220,730	213,221

	$9,326,117	$9,008,870

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL, Oriel, and KBW Limited. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$491,860	$453,381	$1,532,196	$1,357,938
United Kingdom	29,073	22,697	89,665	45.120
Other European	2,522	2,561	8,487	7,863

	$523,455	$478,639	$1,630,348	$1,410,921

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$40,093	$74,929	$133,643	$120,782
Loss from discontinued operations, net of tax	(190)	(5,239)	(2,757)	(7,037)

Net income	$39,903	$69,690	$130,886	$113,745

Shares for basic and diluted calculation:
Average shares used in basic computation	66,691	64,706	66,344	63,133
Dilutive effect of stock options and units (1)	9,990	10,485	9,667	9,718

Average shares used in diluted computation	76,681	75,191	76,011	72,851
Earnings per basic common share:
Income from continuing operations	$0.60	$1.16	$2.01	$1.91
Loss from discontinued operations	—	(0.08)	(0.04)	(0.11)

Earnings per basic common share	$0.60	$1.08	$1.97	$1.80

Earnings per diluted common share:
Income from continuing operations	$0.52	$1.00	$1.76	$1.66
Loss from discontinued operations	—	(0.07)	(0.04)	(0.10)

Earnings per diluted common share	$0.52	$0.93	$1.72	$1.56

(1)	Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and nine months ended September 30, 2014 and 2013, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 25 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes.

On July 31, 2014, we acquired Oriel Securities. As part of the purchase consideration, at the close of the acquisition, we issued 0.3 million shares of our common stock.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $255.2 million at September 30, 2014. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2014 and 2013. In addition, our direct investment interest in these entities is insignificant at September 30, 2014 and December 31, 2013.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $272.8 million at September 30, 2014. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at September 30, 2014. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2014 and 2013.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at September 30, 2014, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2014. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2014. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

Acquisition of Legg Mason Investment Counsel & Trust Co., N.A. (“LMIC”)

On November 7, 2014 we completed the acquisition of Legg Mason Investment Counsel & Trust Co., N.A. (“LMIC”). LMIC provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country.

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

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), Oriel Securities, and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States, and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

On July 31, 2014 we completed the acquisition of Oriel Securities (“Oriel”), a London-based stockbroking and investment banking firm. The combination of our company and Oriel brought together more than 250 professionals, which created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

On November 7, 2014 we completed the acquisition of Legg Mason Investment Counsel & Trust Co., N.A. (“LMIC”). LMIC provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country. LMIC’s portfolio managers manage over $9.0 billion in assets.

Results for the three and nine months ended September 30, 2014

For the three months ended September 30, 2014, net revenues from continuing operations increased 9.4% to $523.5 million compared to $478.6 million during the comparable period in 2013. Net income, including continuing and discontinued operations, decreased 42.7% to $39.9 million, or $0.52 per diluted common share for the three months ended September 30, 2014, compared to $69.7 million, or $0.93 per diluted common share during the comparable period in 2013. Net income from continuing operations decreased 46.5% to $40.1 million, or $0.52 per diluted common share for the three months ended September 30, 2014 compared to $74.9 million, or $1.00 per diluted common share during the comparable period in 2013.

For the nine months ended September 30, 2014, net revenues from continuing operations increased 15.6% to a record $1.63 billion compared to $1.41 billion during the comparable period in 2013. Net income, including continuing and discontinued operations, increased 15.1% to $130.9 million, or $1.72 per diluted common share for the nine months ended September 30, 2014, compared to $113.7 million, or $1.56 per diluted common share during the comparable period in 2013. Net income from continuing operations increased 10.6% to $133.6 million, or $1.76 per diluted common share for the nine months ended September 30, 2014 compared to $120.8 million, or $1.66 per diluted common share during the comparable period in 2013.

Our revenue growth for the three months ended September 30, 2014 was primarily attributable to higher investment banking revenues as a result of increased capital raising revenues and improved M&A activity; growth in asset management and service fees as a result of increased assets under management; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. The increase in revenue growth over the comparable quarter in 2013 was offset by a decline in other revenues and lower brokerage revenues.

Our revenue growth for the nine months ended September 30, 2014 was primarily attributable to higher investment banking revenues as a result of improved M&A activity and increased capital raising revenues; growth in asset management and service fees as a result of increased assets under management; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; and an increase in brokerage revenues. The increase in revenue growth over the comparable period in 2013 was offset by a decline in other revenues.

The results for the three and nine months ended September 30, 2014 were impacted by certain non-recurring and merger-related expenses primarily related to the acquisition of Oriel Securities. The aggregate impact of these items was a reduction to net income from continuing operations of $8.6 million (after-tax) or $0.12 per diluted common share and $18.3 million (after-tax) or $0.24 per diluted common share, respectively.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2014, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 2.8%, 6.7%, and 7.6% higher than their December 31, 2013 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$151,621	$145,837	4.0	29.0%	30.5%
Principal transactions	109,378	122,583	(10.8)	20.7	25.6
Investment banking	120,147	92,851	29.4	23.0	19.4
Asset management and service fees	96,638	76,710	26.0	18.5	16.0
Interest	52,096	39,130	33.1	10.0	8.2
Other income	4,803	13,063	(63.2)	0.9	2.7

Total revenues	534,683	490,174	9.1	102.1	102.4
Interest expense	11,228	11,535	(2.7)	2.1	2.4

Net revenues	523,455	478,639	9.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	331,440	326,020	1.7	63.3	68.1
Occupancy and equipment rental	41,611	41,288	0.8	7.9	8.6
Communication and office supplies	27,464	26,122	5.1	5.2	5.5
Commissions and floor brokerage	9,971	10,150	(1.8)	1.9	2.1
Other operating expenses	47,203	44,051	7.2	9.1	9.2

Total non-interest expenses	457,689	447,631	2.2	87.4	93.5

Income before from continuing operations income taxes	65,766	31,008	112.1	12.6	6.5
Provision for income taxes	25,673	(43,921)	*	4.9	(9.2)

Net income from continuing operations	40,093	74,929	(46.5)	7.7	15.7

Discontinued operations:
Loss from discontinued operations, net of tax	(190)	(5,239)	(96.4)	—	(1.1)

Net income	$39,903	$69,690	(42.7)	7.7%	14.6%

*	Percentage not meaningful.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$463,749	$446,498	3.9	28,4%	31.7%
Principal transactions	361,515	341,153	6.0	22.1	24.2
Investment banking	393,966	289,199	36.2	24.2	20.5
Asset management and service fees	280,039	221,711	26.3	17.2	15.7
Interest	141,035	101,829	38.5	8.7	7.2
Other income	18,745	45,269	(58.6)	1.2	3.2

Total revenues	1,659,049	1,445,659	14.8	101.8	102.5
Interest expense	28,701	34,738	(17.4)	1.8	2.5

Net revenues	1,630,348	1,410,921	15.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	1,033,478	958,179	7.9	63.4	67.9
Occupancy and equipment rental	125,110	116,090	7.8	7.7	8.2
Communication and office supplies	78,151	74,034	5.6	4.8	5.3
Commissions and floor brokerage	28,247	28,777	(1.8)	1.7	2.0
Other operating expenses	143,945	126,600	13.7	8.8	9.0

Total non-interest expenses	1,408,931	1,303,680	8.1	86.4	92.4

Income before from continuing operations income taxes	221,417	107,241	106.5	13.6	7.6
Provision for income taxes	87,774	(13,541)	*	5.4	(1.0)

Net income from continuing operations	133,643	120,782	10.6	8.2	8.6

Discontinued operations:
Loss from discontinued operations, net of tax	(2,757)	(7,037)	(60.8)	(0.2)	(0.5)

Net income	$130,886	$113,745	15.1	8.0%	8.1%

*	Percentage not meaningful.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues:
Commissions	$151,621	$145,837	4.0	$463,749	$446,498	3.9
Principal transactions	109,378	122,583	(13.0)	361,515	341,153	6.0
Investment banking:
Capital raising	69,208	53,885	28.4	223,898	175,037	27.9
Strategic advisory fees	50,939	38,966	30.7	170,068	114,162	49.0

	120,147	92,851	29.4	393,966	289,199	36.2
Asset management and service fees	96,638	76,710	26.0	280,039	221,711	26.3
Net interest	40,868	27,595	48.1	112,334	67,091	67.4
Other income	4,803	13,063	(63.2)	18,745	45,269	(58.6)

Total net revenues	$523,455	$478,639	9.4	$1,630,348	$1,410,921	15.6

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

For the three months ended September 30, 2014, commission revenues increased 4.0% to $151.6 million from $145.8 million in the comparable period in 2013. For the nine months ended September 30, 2014, commission revenues increased 3.9% to $463.7 million from $446.5 million in the comparable period in 2013. The increase is primarily attributable to an increase in mutual fund and equity transactions.

Principal transactions – For the three months ended September 30, 2014, principal transactions revenues decreased 10.8% to $109.4 million from $122.6 million in the comparable period in 2013. For the nine months ended September 30, 2014, principal transactions revenues increased 6.0% to $361.5 million from $341.2 million in the comparable period in 2013. The decrease from the comparable quarter in 2013 is primarily attributable to lower fixed income institutional brokerage revenues as a result of lower volumes.

The increase over the comparable nine month period in 2013 is primarily attributable to an increase in institutional brokerage revenues as a result of the acquisition of the fixed income business from Knight Capital in July 2013 offset by lower volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2014, investment banking revenues increased 29.4%, to $120.1 million from $92.9 million in the comparable period in 2013.

Capital raising revenues increased 28.4% to $69.2 million for the three months ended September 30, 2014 from $53.9 million in the comparable period in 2013. During the third quarter of 2014, equity capital raising revenues increased 14.0% to $44.1 million from $38.7 million in the comparable period in 2013. For the three months ended September 30, 2014, fixed income capital raising revenues increased 65.1% to $25.1 million from $15.2 million in the comparable period in 2013.

For the nine months ended September 30, 2014, investment banking revenues increased 36.2%, to $394.0 million from $289.2 million in the comparable period in 2013. The increase is primarily attributable to an increase in advisory fees and capital raising revenues.

Capital raising revenues increased 27.9% to $224.0 million for the nine months ended September 30, 2014 from $175.0 million in the comparable period in 2013. For the nine months ended September 30, 2014, equity capital raising revenues increased 25.2% to $158.0 million from $126.2 million in the comparable period in 2013. For the nine months ended September 30, 2014, fixed income capital raising revenues increased 34.9% to $65.9 million from $48.8 million in the comparable period in 2013.

Strategic advisory fees increased 30.7% to $50.9 million for the three months ended September 30, 2014 from $39.0 million in the comparable period in 2013. Strategic advisory fees increased 49.0% to $170.1 million for the nine months ended September 30, 2014 from $114.2 million in the comparable period in 2013. The increase is primarily attributable to an increase in the number of completed advisory transactions over the comparable period in 2013.

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

For the three months ended September 30, 2014, asset management and service fee revenues increased 26.0% to $96.6 million from $76.7 million in the comparable period in 2013. For the nine months ended September 30, 2014, asset management and service fee revenues increased 26.3% to $280.0 million from $221.7 million in the comparable period in 2013. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended September 30, 2014, other income decreased 63.2% to $4.8 million from $13.1 million during the comparable period in 2013. For the nine months ended September 30, 2014, other income decreased 58.6% to $18.7 million from $45.3 million during the comparable period in 2013. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$483,425	$4,873	4.03%	$478,442	$4,722	3.95%
Interest-earning assets (Stifel Bank)	5,023,574	40,611	3.24	4,396,590	26,458	2.41
Other (Stifel Nicolaus)		6,612			7,950

Total interest revenue		$52,096			$39,130

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$29,176	$321	1.10%	$246,751	$3,286	1.33%
Interest-bearing liabilities (Stifel Bank)	4,688,383	1,743	0.15	4,132,681	2,636	0.25
Stock loan (Stifel Nicolaus)	31,302	69	0.22	120,681	279	0.23
Senior notes (Stifel Financial)	566,304	7,831	5.53	325,000	5,164	6.36
Interest-bearing liabilities (Capital Trusts)	82,500	425	2.06	82,500	387	1.88
Other (Stifel Nicolaus)		839			(217)

Total interest expense		11,228			11,535

Net interest income		$40,868			$27,595

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$483,895	$14,382	3.96%	$459,197	$13,521	3.93%
Interest-earning assets (Stifel Bank)	4,944,799	107,291	2.90	4,020,236	71,043	2.36
Other (Stifel Nicolaus)		19,362			17,265

Total interest revenue		$141,035			$101,829

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$126,130	$1,413	1.12%	$290,417	$3,716	1.28%
Interest-bearing liabilities (Stifel Bank)	4,579,257	5,438	0.16	3,770,097	8,365	0.30
Stock loan (Stifel Nicolaus)	57,416	103	0.18	88,992	144	0.16
Senior notes (Stifel Financial)	404,836	18,158	5.98	325,000	15,484	6.35
Interest-bearing liabilities (Capital Trusts)	82,500	1,268	2.05	82,500	1,301	2.10
Other (Stifel Nicolaus)		2,321			5,728

Total interest expense		28,701			34,738

Net interest income		$112,334			$67,091

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2014, net interest income increased to $40.9 million from $27.6 million during the comparable period in 2013. For the nine months ended September 30, 2014, net interest income increased to $112.3 million from $67.1 million during the comparable period in 2013.

For the three months ended September 30, 2014, interest revenue increased 33.1% to $52.1 million from $39.1 million in the comparable period in 2013, principally as a result of a $14.1 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $5.0 billion during the three months ended September 30, 2014 compared to $4.4 billion during the comparable period in 2013 at average interest rates of 3.24% and 2.41%, respectively.

For the nine months ended September 30, 2014, interest revenue increased 38.5% to $141.0 million from $101.8 million in the comparable period in 2013, principally as a result of an $33.2 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.9 billion during the nine months ended September 30, 2014 compared to $4.0 billion during the comparable period in 2013 at average interest rates of 2.90% and 2.36%, respectively.

For the three months ended September 30, 2014, interest expense decreased 2.7% to $11.2 million from $11.5 million during the comparable period in 2013. For the nine months ended September 30, 2014, interest expense decreased 17.4% to $28.7 million from $34.7 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in interest expense on the interest-bearing liabilities of Stifel Bank and the payoff of our non-recourse debt during the fourth quarter of 2013, offset by the interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Non-interest expenses:
Compensation and benefits	$331,440	$326,020	1.7	$1,033,478	$958,179	7.9
Occupancy and equipment rental	41,611	41,288	0.8	125,110	116,090	7.8
Communications and office supplies	27,464	26,122	5.1	78,151	74,034	5.6
Commissions and floor brokerage	9,971	10,150	(1.8)	28,247	28,777	(1.8)
Other operating expenses	47,203	44,051	7.2	143,945	126,600	13.7

Total non-interest expenses	$457,689	$447,631	2.2	$1,408,931	$1,303,680	8.1

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

For the three months ended September 30, 2014, compensation and benefits expense increased 1.7% to $331.4 million from $326.0 million during the comparable period in 2013. For the nine months ended September 30, 2014, compensation and benefits expense increased 7.9% to $1.03 billion from $958.2 million during the comparable period in 2013. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) an increase in fixed compensation for the additional administrative support staff; and 3) increased headcount.

Compensation and benefits expense for the three and nine months ended September 30, 2014 includes a non-cash charge of $6.8 million (pre-tax) related to the expensing of certain restricted stock units granted to former Oriel employees following the close of the acquisition of Oriel. There were no continuing service requirements associated with these restricted stock units, and accordingly were expensed on the date of grant.

Compensation and benefits expense for the nine months ended September 30, 2013 includes a non-cash charge of $30.6 million (pre-tax) related to the expensing of restricted stock awards granted to certain employees of KBW, Inc and our company as retention related to the acquisition of KBW, Inc. There were no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Compensation and benefits expense as a percentage of net revenues was 64.1% and 63.6% for the three and nine months ended September 30, 2014, respectively, compared to 68.1% and 67.9% for the three and nine months ended September 30, 2013, respectively. Excluding the expensing of the awards and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 62.8% and 62.9% for the nine months ended September 30, 2014 and 2013, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $27.1 million (5.2% of net revenues) and $77.4 million (4.8% of net revenues) for the three and nine months ended September 30, 2014, respectively, compared to $24.0 million (5.0% of net revenues) and $67.0 million (4.7% of net revenues) for the comparable periods in 2013, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2014, occupancy and equipment rental expense increased 0.8% to $41.6 million from $41.3 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, occupancy and equipment rental expense increased 7.8% to $125.1 million from $116.1 million during the nine months ended September 30, 2013. The increase is primarily due to the increase in rent and depreciation expense due to an increase in office locations. As of September 30, 2014, we have 360 locations compared to 354 at September 30, 2013.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2014, communications and office supplies expense increased 5.1% to $27.5 million from $26.1 million during the third quarter of 2013. For the nine months ended September 30, 2014, communications and office supplies expense increased 5.6% to $78.2 million from $74.0 million during the comparable period in 2013. The increase is primarily attributable to our growth from our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the three months ended September 30, 2014, commissions and floor brokerage expense decreased 1.8% to $10.0 million from $10.2 million during the comparable period in 2013. For the nine months ended September 30, 2014, commissions and floor brokerage expense decreased 1.8% to $28.2 million from $28.3 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in trade execution costs.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2014, other operating expenses increased 7.2% to $47.2 million from $44.1 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, other operating expenses increased 13.7% to $143.9 million from $126.6 million during the nine months ended September 30, 2013. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions and subscriptions expenses.

Provision for income taxes – For the three and nine months ended September 30, 2014, our provision for income taxes was $25.7 million and $87.8 million, representing an effective tax rate of 39.0% and 39.6%, respectively, compared to a benefit of $43.9 million and a benefit of $13.5 million for the comparable periods in 2013. The provision for income taxes for the three and nine months ended September 30, 2013 was impacted by the U.S. tax benefit arising out of the Company’s investment in SN Canada.

DISCONTINUED OPERATIONS

Stifel Nicolaus Canada, Inc. (“SN Canada”) ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$(44)	$4,696	$(75)	$12,930

Restructuring expense	—	5,516	217	5,516
Operating expenses	110	4,418	3,664	14,341

Total non-interest expenses	110	9,934	3,881	19,857

Loss from discontinued operations before income tax expense	(154)	(5,238)	(3,956)	(6,927)
Income tax expense/(benefit)	36	1	(1,199)	110

Loss from discontinued operations, net of tax	$(190)	$(5,239)	$(2,757)	$(7,037)

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

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$108,154	$99,427	8.8	34.1%	36.2%
Principal transactions	51,218	58,658	(12.7)	16.1	21.4
Asset management and service fees	96,354	76,667	25.7	30.4	27.9
Investment banking	11,666	9,394	24.2	3.7	3.4
Interest	46,051	31,829	44.7	14.5	11.6
Other income	6,492	2,858	127.2	2.0	1.0

Total revenues	319,935	278,833	14.7	100.8	101.5
Interest expense	2,694	4,164	(35.3)	0.8	1.5

Net revenues	317,241	274,669	15.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	177,296	159,949	10.8	55.9	58.2
Occupancy and equipment rental	17,691	16,549	6.9	5.6	6.0
Communication and office supplies	9,976	9,620	3.7	3.1	3.5
Commissions and floor brokerage	4,062	3,962	2.5	1.3	1.5
Other operating expenses	14,190	12,461	13.9	4.5	4.5

Total non-interest expenses	223,215	202,541	10.2	70.4	73.7

Income before income taxes	$94,026	$72,128	30.4	29.6%	26.3%

	September 30, 2014	September 30, 2013
Branch offices (actual)	326	316
Financial advisors (actual)	1,957	1,930
Independent contractors (actual)	139	145

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$323,331	$306,089	5.6	35.1%	37.1%
Principal transactions	159,326	171,278	(7.0)	17.3	20.8
Asset management and service fees	279,671	221,577	26.2	30.3	26.9
Investment banking	31,484	35,832	(12.1)	3.4	4.4
Interest	123,396	86,620	42.5	13.4	10.5
Other income	13,401	15,911	(15.8)	1.5	1.9

Total revenues	930,609	837,307	11.1	101.0	101.6
Interest expense	8,938	12,963	(31.1)	1.0	1.6

Net revenues	921,671	824,344	11.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	523,188	480,701	8.8	56.8	58.3
Occupancy and equipment rental	52,894	48,244	9.6	5.7	5.8
Communication and office supplies	29,171	27,840	4.8	3.2	3.4
Commissions and floor brokerage	11,004	11,637	(5.4)	1.2	1.4
Other operating expenses	42,614	35,371	20.5	4.6	4.3

Total non-interest expenses	658,871	603,793	9.1	71.5	73.2

Income before income taxes	$262,800	$220,551	19.2	28.5%	26.8%

NET REVENUES

For the three months ended September 30, 2014, Global Wealth Management net revenues increased 15.5% to a record $317.2 million from $274.7 million for the comparable period in 2013. For the nine months ended September 30, 2014, Global Wealth Management net revenues increased 11.8% to a record $921.7 million from $824.3 million for the comparable period in 2013. The increase in net revenues for the three and nine months ended September 30, 2014 over the comparable periods in 2013 is primarily attributable to growth in asset management and service fees; increased net interest revenues; and an increase in commission revenues. The increase in net revenues was offset by a decline in principal transaction revenues.

Commissions – For the three months ended September 30, 2014, commission revenues increased 8.8% to $108.2 million from $99.4 million in the comparable period in 2013. For the nine months ended September 30, 2014, commission revenues increased 5.6% to $323.3 million from $306.1 million in the comparable period in 2013. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds, and insurance products, partially offset by lower trading volumes impacting the environment for both us and the industry.

Principal transactions – For the three months ended September 30, 2014, principal transactions revenues decreased 12.7% to $51.2 million from $58.7 million in the comparable period in 2013. For the nine months ended September 30, 2014, principal transactions revenues decreased 7.0% to $159.3 million from $171.3 million in the comparable period in 2013. The decrease is primarily attributable to a decrease in fixed income products as a result of lower trading volumes and the current, low interest rate environment.

Asset management and service fees – For the three months ended September 30, 2014, asset management and service fees increased 25.7% to $96.4 million from $76.7 million in the comparable period in 2013. For the nine months ended September 30, 2014, asset management and service fees increased 26.2% to $279.7 million from $221.6 million in the comparable period in 2013. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues for the three months ended September 30, 2014 and 2013 are billed in arrears based on values as of June 30, 2014 and 2013, respectively.

The value of assets in fee-based accounts at June 30, 2014 increased 26.0% from June 30, 2013, of which 43.7% is attributable to net inflows and 56.3% is attributable to market appreciation. The number of fee-based accounts at June 30, 2014 increased 17.2% from June 30, 2013. The following data has been restated to reflect the current way we monitor the value of assets in fee-based accounts. The following table summarizes the changes in our assets in fee-based accounts for the period presented (in thousands):

Assets in fee-based accounts:
Balance at June 30, 2013	$25,413,121
Inflows	2,891,851
Market appreciation	3,720,273

Balance at June 30, 2014	$32,025,245

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 24.2% to $11.7 million for the three months ended September 30, 2014 from $9.4 million during the comparable period in 2013. For the nine months ended September 30, 2014, investment banking revenues decreased 12.1% to $31.5 million from $35.8 million during the comparable period in 2013. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2014, interest revenue increased 44.7% to $46.1 million from $31.8 million in the comparable period in 2013. For the nine months ended September 30, 2014, interest revenue increased 42.5% to $123.4 million from $86.6 million during the comparable period in 2013. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended September 30, 2014, other income increased 127.2% to $6.5 million from $2.9 million during the comparable period in 2013. For the nine months ended September 30, 2014, other income decreased 15.8% to $13.4 million from $15.9 million during the comparable period in 2013.

The increase over the third quarter of 2013 is primarily attributable to an increase in investment gains on our private equity investments. The decrease from the nine months ended September 30, 2013 is primarily attributable to a decrease in mortgage fees from loan originations at Stifel Bank.

Interest expense – For the three months ended September 30, 2014, interest expense decreased 35.3% to $2.7 million from $4.2 million during the comparable period in 2013. For the nine months ended September 30, 2014, interest expense decreased 31.1% to $8.9 million from $13.0 million during the comparable period in 2013.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$238,420	$234	0.39%	$192,726	$119	0.74%
State and political subdivisions:
Taxable	—	—	—	115,839	789	2.72
Non-taxable (1)	76,752	676	3.52	78,982	460	2.33
Mortgage-backed securities	1,357,474	8,644	2.55	1,485,051	9,333	2.51
Corporate bonds	439,825	2,318	2.11	573,233	3,166	2.21
Asset-backed securities	956,065	5,338	2.23	751,821	3,766	2.00
Federal Home Loan Bank (“FHLB”) and other capital stock	6,498	6	0.37	4,560	6	0.53
Loans (2)	1,812,092	22,272	4.92	1,138,207	8,325	2.93
Loans held for sale	136,448	1,123	3.29	56,171	494	3.51

Total interest-earning assets (3)	$5,023,574	$40,611	3.24%	$4,396,590	$26,458	2.41%
Cash and due from banks	3,442			2,910
Other non interest-earning assets	84,662			24,772

Total assets	$5,111,678			$4,424,272

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,508,307	$1,992	0.18%	$4,065,173	$2,623	0.26%
Demand deposits	66,763	8	0.05	65,731	9	0.05
Time deposits	113,274	(257)	(0.91)	639	3	2.17
Savings	39	—	0.05	51	—	0.04
FHLB advances	—	—	—	1,087	1	0.32

Total interest-bearing liabilities (3)	$4,688,383	$1,743	0.15%	$4,132,681	$2,636	0.25%
Non interest-bearing deposits	18,919			7,604
Other non interest-bearing liabilities	26,608			2,664

Total liabilities	4,733,910			4,142,949
Stockholders’ equity	377,768			281,323

Total liabilities and stockholders’ equity	$5,111,678			$4,424,272

Net interest margin		$38,868	3.10%		$23,822	2.17%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$207,464	$467	0.30%	$253,678	$490	0.26%
State and political subdivisions:
Taxable	11,235	512	6.07	122,539	3,238	3.52
Non-taxable (1)	77,659	3,031	5.20	73,773	1,277	2.31
Mortgage-backed securities	1,396,199	27,350	2.61	1,184,041	19,555	2.20
Corporate bonds	493,845	8,034	2.17	550,349	9,113	2.21
Asset-backed securities	978,305	15,573	2.12	704,145	10,863	2.06
Federal Home Loan Bank (“FHLB”) and other capital stock	6,173	26	0.57	4,092	18	0.59
Loans (2)	1,653,037	49,655	4.01	1,030,210	24,059	3.11
Loans held for sale	120,882	2,643	2.92	97,409	2,430	3.33

Total interest-earning assets (3)	$4,944,799	$107,291	2.90%	$4,020,236	$71,043	2.36%
Cash and due from banks	3,458			9,405
Other non interest-earning assets	110,519			60,146

Total assets	$5,058,776			$4,089,787

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,404,330	$6,304	0.19%	$3,700,584	$8,312	0.30%
Demand deposits	66,303	28	0.06	63,005	27	0.06
Time deposits	100,984	(910)	(1.20)	635	11	2.24
Savings	39	—	—	49	—	0.05
FHLB advances	7,601	16	0.28	5,824	15	0.34

Total interest-bearing liabilities (3)	$4,579,257	$5,438	0.16%	$3,770,097	$8,365	0.30%
Non interest-bearing deposits	16,609			12,237
Other non interest-bearing liabilities	26,587			25,432

Total liabilities	4,622,453			3,807,766
Stockholders’ equity	436,323			282,021

Total liabilities and stockholders’ equity	$5,058,776			$4,089,787

Net interest margin		$101,853	2.74%		$62,678	2.08%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2014 compared to the three and nine month periods ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(115)	$230	$115	$(232)	$209	$(23)
State and political subdivisions:
Taxable	(394)	(395)	(789)	(13,413)	10,687	(2,726)
Non-taxable	(11)	227	216	71	1,683	1,754
Mortgage-backed securities	(1,456)	767	(689)	49,275	(41,480)	7,795
Corporate bonds	(709)	(139)	(848)	(922)	(157)	(1,079)
Asset-backed securities	1,107	465	1,572	4,355	355	4,710
FHLB and other capital stock	8	(8)	—	9	(1)	8
Loans	8,257	5,690	13,947	13,733	11,863	25,596
Loans held for sale	840	(211)	629	670	(457)	213

	$7,527	$6,626	$14,153	$53,546	$(17,298)	$36,248

Interest expense:
Deposits:
Money market	$1,537	$(2,168)	$(631)	$1,117	$(3,125)	$(2,008)
Demand deposits	1	(2)	(1)	18	(17)	1
Time deposits	(262)	2	(260)	(930)	9	(921)
Savings	—	—	—	—	—	—
FHLB advances	(1)	—	(1)	6	(5)	1

	$1,275	$(2,168)	$(893)	$211	$(3,138)	$(2,927)

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

For the three months ended September 30, 2014, interest revenue of $40.6 million was generated from average interest-earning assets of $5.0 billion at an average interest rate of 3.24%. Interest revenue of $26.5 million for the comparable period in 2013 was generated from average interest-earning assets of $4.4 billion at an average interest rate of 2.41%.

For the nine months ended September 30, 2014, interest revenue of $107.3 million was generated from average interest-earning assets of $4.9 billion at an average interest rate of 2.90%. Interest revenue of $71.0 million for the comparable period in 2013 was generated from average interest-earning assets of $4.0 billion at an average interest rate of 2.36%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended September 30, 2014 was $4.7 billion at an average interest rate of 0.15%. The average balance of interest-bearing liabilities for the comparable period in 2013 was $4.1 billion at an average interest rate of 0.25%. The average balance of interest-bearing liabilities during the nine months ended September 30, 2014 was $4.6 billion at an average interest rate of 0.16%. The average balance of interest-bearing liabilities for the comparable period in 2013 was $3.8 billion at an average interest rate of 0.30%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2014, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.4 billion compared to $4.2 billion at September 30, 2013.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2014, Global Wealth Management non-interest expenses increased 10.2% to $223.2 million from $202.5 million for the comparable period in 2013. For the nine months ended September 30, 2014, Global Wealth Management non-interest expenses increased 9.1% to $658.9 million from $603.8 million for the comparable period in 2013.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of September 30, 2014, we have 326 branch offices compared to 316 at September 30, 2013. In addition, since September 30, 2013, we have added 118 financial advisors and 258 support staff.

Compensation and benefits – For the three months ended September 30, 2014, compensation and benefits expense increased 10.8% to $177.3 million from $159.9 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, compensation and benefits expense increased 8.8% to $523.2 million from $480.7 million during the nine months ended September 30, 2013. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 55.9% and 56.8% for the three and nine months ended September 30, 2014, respectively, compared to 58.2% and 58.3% for the comparable periods in 2013, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $16.1 million (5.1% of net revenues) and $49.2 million (5.3% of net revenues) for the three and nine months ended September 30, 2014, respectively, compared to $16.3 million (5.9% of net revenues) and $48.6 million (5.9% of net revenues) for the three and nine months ended September 30, 2013, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2014, occupancy and equipment rental expense increased 6.9% to $17.7 million from $16.5 million during the comparable period in 2013. For the nine months ended September 30, 2014, occupancy and equipment rental expense increased 9.6% to $52.9 million from $48.2 million during the comparable period in 2013. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended September 30, 2014, communications and office supplies expense increased 3.7% to $10.0 million from $9.6 million during the third quarter of 2013. For the nine months ended September 30, 2014, communications and office supplies expense increased 4.8% to $29.2 million from $27.8 million during the comparable period in 2013. The increase is primarily attributable to higher office supplies expense.

Commissions and floor brokerage – For the three months ended September 30, 2014, commissions and floor brokerage expense increased 2.5% to $4.1 million from $4.0 million during the third quarter of 2013. For the nine months ended September 30, 2014, commissions and floor brokerage expense decreased 5.4% to $11.0 million from $11.7 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in clearing fees.

Other operating expenses – For the three months ended September 30, 2014, other operating expenses increased 13.9% to $14.2 million from $12.5 million during the comparable period in 2013. For the nine months ended September 30, 2014, other operating expenses increased 20.5% to $42.6 million from $35.4 million during the comparable period in 2013. The increase in other operating expenses is primarily attributable to an increase in legal expenses and the provision for loan losses from the third quarter of 2013.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2014, income before income taxes increased 30.4% to $94.0 million from $72.1 million during the comparable period in 2013. For the nine months ended September 30, 2014, income before income taxes increased 19.2% to $262.8 million from $220.6 million during the comparable period in 2013. Profit margins (income before income taxes as a percent of net revenues) were positively impacted by revenue growth.

Results of Operations – Institutional Group

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$43,467	$46,410	(6.3)	20.2%	22.6%
Principal transactions	58,160	63,925	(9.0)	27.1	31.2
Capital raising	57,542	44,270	29.3	26.7	21.6
Advisory	50,939	39,186	30.7	23.7	19.1

Investment banking	108,481	83,456	29.3	50.4	40.7
Interest	6,016	6,985	(13.9)	2.8	3.4
Other income	1,606	7,895	(79.6)	0.7	3.8

Total revenues	217,730	208,671	4.3	101.2	101.7
Interest expense	2,570	3,539	(27.4)	1.2	1.7

Net revenues	215,160	205,132	4.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	131,589	119,874	9.8	61.2	58.4
Occupancy and equipment rental	12,685	12,609	0.6	5.9	6.2
Communication and office supplies	14,814	12,777	15.9	6.9	6.2
Commissions and floor brokerage	5,909	6,188	(4.5)	2.7	3.0
Other operating expenses	20,663	18,698	10.5	9.6	9.1

Total non-interest expenses	185,660	170,146	9.1	86.3	82.9

Income before income taxes	$29,500	$34,986	(15.7)	13.7%	17.1%

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$140,418	$140,409	—	19.5%	23.6%
Principal transactions	202,188	169,875	19.0	28.0	28.6
Capital raising	192,415	139,420	38.2	26.7	23.5
Advisory	170,068	113,947	49.0	23.6	19.2

Investment banking	362,483	253,367	43.1	50.3	42.7
Interest	17,655	15,036	17.4	2.4	2.5
Other income	5,490	24,398	(77.5)	0.8	4.2

Total revenues	728,234	603,085	20.8	101.0	101.6
Interest expense	7,385	9,210	(19.8)	1.0	1.6

Net revenues	720,849	593,875	21.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	443,104	359.091	23.4	61.5	60.5
Occupancy and equipment rental	36,947	34,144	8.2	5.1	5.7
Communication and office supplies	40,594	35,385	14.7	5.6	5.9
Commissions and floor brokerage	17,243	17,140	0.6	2.4	2.9
Other operating expenses	65,149	53,817	21.1	9.1	9.1

Total non-interest expenses	603,037	499,577	20.7	83.7	84.1

Income before income taxes	$117,812	$94,298	24.9	16.3%	15.9%

NET REVENUES

For the three months ended September 30, 2014, Institutional Group net revenues increased 4.9% to $215.2 million from $205.1 million during the comparable period in 2013. For the nine months ended September 30, 2014, Institutional Group net revenues increased 21.4% to $720.8 million from $593.9 million during the comparable period in 2013. The increase in net revenues for the three and nine months ended September 30, 2014 over the comparable periods in 2013 was primarily attributable to an increase in equity capital raising revenues; and an increase in advisory fees. The increase in net revenues was offset by lower institutional brokerage revenues.

The increase in net revenues for the nine months ended September 30, 2014 over the comparable periods in 2013 was primarily attributable to an increase in equity capital raising revenues; an increase in advisory fees; and higher institutional brokerage revenues. The increase in net revenues was offset by a reduction in other revenues as a result of gains recorded on the investment in Knight Capital during the first half of 2013.

Commissions – For the three months ended September 30, 2014, commission revenues decreased 6.3% to $43.5 million from $46.4 million in the comparable period in 2013. For the nine months ended September 30, 2014, commission revenues of $140.4 million were consistent with the comparable period in 2013.

Principal transactions – For the three months ended September 30, 2014, principal transactions revenues decreased 9.0% to $58.2 million from $63.9 million in the comparable period in 2013. For the nine months ended September 30, 2014, principal transactions revenues increased 19.0% to $202.2 million from $169.9 million in the comparable period in 2013.

For the three months ended September 30, 2014, fixed income brokerage revenues decreased 15.9% to $43.4 million from $51.7 million in the comparable period in 2013. For the nine months ended September 30, 2014, fixed income brokerage revenues increased 13.4% to $156.6 million from $138.1 million in the comparable period in 2013. The decrease from the three months ended September 30, 2013 is primarily attributable to lower trading volumes in the third quarter of 2014 that impacted the industry.

The increase over the nine months ended September 30, 2013 is primarily attributable to an improvement in fixed income trading volumes in the first half of 2014, as a result of the acquisition of the fixed income business from Knight Capital in July 2013, offset by of lower trading volumes in the third quarter of 2014 that impacted the industry.

For the three months ended September 30, 2014, equity brokerage revenues decreased 0.8% to $58.2 million from $58.7 million during the comparable period in 2013. The decrease is primarily attributable to lower trading volumes in the third quarter that impacted the industry.

For the nine months ended September 30, 2014, equity brokerage revenues increased 8.1% to $186.1 million from $172.2 million during the comparable period in 2013. The increase is primarily attributable to higher trading volumes as a result of market volatility during the first half of 2014. This growth was negatively impacted during the third quarter of 2014 as a result of industry-wide declines in volumes.

Investment banking – For the three months ended September 30, 2014, investment banking revenues increased 29.3% to $108.5 million from $83.5 million in the third quarter of 2013. For the nine months ended September 30, 2014, investment banking revenues increased 43.1% to $362.5 million from $253.4 million during the comparable period in 2013. The increase is attributable to higher capital raising revenues and advisory fee revenues over the comparable periods in 2013.

For the three months ended September 30, 2014, capital raising revenues increased 29.3% to $57.5 million from $44.5 million in the comparable period in 2013. For the nine months ended September 30, 2014, capital raising revenues increased 38.2% to $192.4 million from $139.4 million in the comparable period in 2013.

For the three months ended September 30, 2014, equity capital raising revenues increased 11.8% to $34.3 million from $30.7 million during the third quarter of 2013. For the nine months ended September 30, 2014, equity capital raising revenues increased 36.8% to $130.6 million from $95.5 million during the comparable period in 2013. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2013.

For the three months ended September 30, 2014, fixed income capital raising revenues increased 68.2% to $23.2 million from $13.8 million during the third quarter of 2013. For the nine months ended September 30, 2014, fixed income capital raising revenues increased 41.4% to $61.8 million from $43.7 million during the comparable period in 2013. The increase is primarily attributable to the acquisitions of Knight Capital, which closed July 2013, and De La Rosa, which closed on April 3, 2014, in addition to our investments over the past year in this business.

For the three months ended September 30, 2014, strategic advisory fees increased 30.7% to $50.9 million from $39.0 million in the comparable period in 2013. For the nine months ended September 30, 2014, strategic advisory fees increased 49.0% to $170.1 million from $114.2 million in the comparable period in 2013. The increase is primarily attributable to an increase in the number of completed advisory transactions and the aggregate transaction value over the comparable period in 2013.

Other income – For the three months ended September 30, 2014, other income decreased 79.6% to $1.6 million from $7.9 million in the comparable period in 2013. For the nine months ended September 30, 2014, other income decreased 77.5% to $5.5 million from $24.4 million in the comparable period in 2013. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during 2013.

NON-INTEREST EXPENSES

For the three months ended September 30, 2014, Institutional Group non-interest expenses increased 9.1% to $185.7 million from $170.1 million for the comparable period in 2013. For the nine months ended September 30, 2014, Institutional Group non-interest expenses increased 20.7% to $603.0 million from $500.0 million during the comparable period in 2013.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 213 revenue producers and 59 support staff since September 30, 2013.

Compensation and benefits – For the three months ended September 30, 2014, compensation and benefits expense increased 9.8% to $131.6 million from $119.9 million during the comparable period in 2013. For the nine months ended September 30, 2014, compensation and benefits expense increased 23.4% to $443.1 million from $359.1 million during the comparable period in 2013. The increase is principally due to the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 61.2% and 61.5% for the three and nine months ended September 30, 2014, respectively, compared to 58.4% and 60.5% for the comparable periods in 2013, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2014, occupancy and equipment rental expense increased 0.6% to $12.7 million from $12.6 million during the comparable period in 2013. For the nine months ended September 30, 2014, occupancy and equipment rental expense increased 8.2% to $36.9 million from $34.1 million during the comparable period in 2013. The increase is primarily due to the growth of the business, which has resulted in more locations, offset by the decrease in depreciation expense as a result of the sale of certain aircraft from the operations of East Shore Aircraft LLC during the fourth quarter of 2013.

Communications and office supplies – For the three months ended September 30, 2014, communications and office supplies expense increased 15.9% to $14.8 million from $12.8 million during the third quarter of 2013.

For the nine months ended September 30, 2014, communications and office supplies expense increased 14.7% to $40.6 million from $35.4 million during the comparable period in 2013. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the three months ended September 30, 2014, commissions and floor brokerage expense decreased 4.5% to $5.9 million from $6.2 million during the third quarter of 2013. The decrease is primarily attributable to a decline in trade executions as a result of the industry-wide decline in volumes during the third quarter of 2014.

For the nine months ended September 30, 2014, commissions and floor brokerage expense increased 0.6% to $17.2 million from $17.1 million during the comparable period in 2013. The increase is primarily attributable to the growth in trade execution costs from our flow business during the first half of 2014. This growth was negatively impacted during the third quarter of 2014 as a result of industry-wide declines in volumes.

Other operating expenses – For the three months ended September 30, 2014, other operating expenses increased 10.5% to $20.7 million from $18.7 million during the comparable period in 2013. For the nine months ended September 30, 2014, other operating expenses increased 21.1% to $65.1 million from $53.8 million during the comparable period in 2013. The increase is primarily attributable to an increase in travel and promotion expenses, professional service fees, subscriptions, dues, and legal expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2014, income before income taxes for the Institutional Group segment decreased 15.7% to $29.5 million from $35.0 million during the comparable period in 2013. For the nine months ended September 30, 2014, income before income taxes for the Institutional Group segment increased 24.9% to $117.8 million from $94.3 million during the comparable period in 2013. Profit margins (income before income taxes as a percentage of net revenues) have declined as a result of an increase in operating expenses.

Results of Operations – Other Segment

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues	$(8,946)	$(1,162)	(669.9)	$(12,172)	$(7,298)	(66.8)

Non-interest expenses:
Compensation and benefits	22,555	46,198	(51.2)	67,186	118,387	(43.2)
Other operating expenses	26,259	28,746	(8.7)	79,837	81,923	(2.5)

Total non-interest expenses	48,814	74,944	(34.9)	147,023	200,310	(26.6)

Loss before income taxes	$(57,760)	$(76,106)	(24.1)	$(159,195)	$(207,608)	(23.3)

Net revenues – For the three and nine months ended September 30, 2014, net revenues were negatively impacted by investment losses when compared to the prior year periods.

Compensation and benefits – For the three months ended September 30, 2014, compensation and benefits expense decreased 51.2% to $22.6 million from $46.2 million during the comparable period in 2013. For the nine months ended September 30, 2014, compensation and benefits expense decreased 43.2% to $67.2 million from $118.4 million during the comparable period in 2013.

Compensation and benefits expense for the three and nine months ended September 30, 2014 includes a non-cash charge of $6.8 million (pre-tax) related to the expensing of restricted stock units granted to former employees of Oriel Securities as retention. There were no continuing service requirements associated with these restricted stock units, and accordingly were expensed on the date of grant.

Compensation and benefits expense for the nine months ended September 30, 2013 includes a non-cash charge of $30.6 million (pre-tax) related to the expensing of restricted stock awards granted to certain employees of KBW, Inc and our company as retention related to the acquisition of KBW, Inc. There were no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Other operating expenses – For the three months ended September 30, 2014, other operating expenses decreased 8.7% to $26.3 million from $28.7 million during the comparable period in 2013. For the nine months ended September 30, 2014, other operating expenses decreased 2.5% to $79.8 million from $81.9 million during the comparable period in 2013.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2014, our total assets increased 3.5% to $9.33 billion from $9.01 billion at December 31, 2013. The increase is primarily attributable to increases in (1) bank loans, (2) receivables from brokers, dealers, and clearing organizations, and (3) financial instruments owned. The increase in assets was offset by decreases in (1) our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and (2) cash and cash equivalents. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2014, our liabilities were comprised primarily of short-term borrowings of $49.8 million, senior notes of $625.0 million, trust preferred securities of $82.5 million, deposits of $4.55 billion at Stifel Bank, and payables to customers of $319.3 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $564.0 million. To meet our obligations to clients and operating needs, we had $535.1 million in cash and cash equivalents at September 30, 2014. We also had client brokerage receivables of $549.6 million at Stifel Nicolaus and $1.97 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $181.4 million to $535.1 million at September 30, 2014, from $716.6 million at December 31, 2013. Operating activities used $54.3 million of cash primarily due to an increase in operating assets, offset by an increase in operating liabilities, net income recognized during the nine months ended September 30, 2014, and the net effect of non-cash items. Investing activities used cash of $181.2 million due to the growth of the loan portfolio, purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, and fixed asset purchases, offset by proceeds from the maturity of available-for-sale and held-to-maturity securities, and sale of investments. Financing activities provided cash of $59.8 million principally due to proceeds received from our issuance of 4.250% senior notes, offset by a decrease in repurchase agreements and bank deposits.

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of the Company. The Company’s senior management reviews cash flow forecasts, internal liquidity risk limits, and performs liquidity stress tests for each key operating subsidiary, the holding company and at the consolidated level.

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

As of September 30, 2014, we had $9.32 billion in assets, $5.12 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2014	December 31, 2013	Avg. Conversion
Cash and cash equivalents	$535,118	$716,560
Receivables from brokers, dealers, and clearing organizations	651,428	381,122	3 days
Securities purchased under agreements to resell	125,513	225,075	1 day
Financial instruments owned at fair value	947,425	779,214	5 days
Available-for-sale securities at fair value	1,527,747	1,756,253	3 days
Held-to-maturity securities at amortized cost	1,199,364	1,312,115	10 days
Investments	129,063	117,028	5 days

Total cash and assets readily convertible to cash	$5,115,658	$5,287,367

As of September 30, 2014 and December 31, 2013, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2014		December 31, 2013
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$50,594	$—	$43,104	$—
Financial instruments owned at fair value	143,814	492,986	263,809	686,997
Available-for-sale securities at fair value	—	1,249,158	—	504,100
Investments	—	42,425	—	51,051

	$194,408	$1,784,569	$306,913	$1,242,148

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material business impact. The principal elements of our liquidity management framework are: (a) daily monitoring of our liquidity needs at the holding company and significant subsidiary level; (b) monitoring of internal liquidity risk limits; (c) stress testing liquidity; and (d) diversification of our funding sources.

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

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2014, available cash and highly liquid investments comprised approximately 40% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At September 30, 2014, we have $101.8 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents. We held $535.1 million of cash and cash equivalents at September 30, 2014, compared to $716.6 million at December 31, 2013. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $1.53 billion in available-for-sale investment securities at September 30, 2014, compared to $1.76 billion at December 31, 2013. As of September 30, 2014, the weighted average life of the investment securities portfolio was 2.6 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2014, we had $4.55 billion in deposits compared to $4.66 billion at December 31, 2013. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at September 30, 2014 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the nine months ended September 30, 2014. There are no compensating balance requirements under these arrangements.

At September 30, 2014, short-term borrowings from banks were $49.8 million at an average rate of 1.00%, which were collateralized by company-owned securities valued at $366.5 million. At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $29.2 million and $246.8 million for the three months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.10% and 1.33%, respectively. The average bank borrowing was $126.1 million and $290.4 million for the nine months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.12% and 1.25%, respectively.

At September 30, 2014 and December 31, 2013, Stifel had a stock loan balance of $25.8 million and $40.1 million, respectively, at average daily interest rates of 0.20% and 0.16%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $31.3 million and $120.7 million during the three months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.22% and 0.23%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $57.4 million and $89.0 million during the nine months ended September 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.18% and 0.16%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at September 30, 2014 consisted of a $100.0 million committed revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%.

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

At September 30, 2014, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $1.41 billion at September 30, 2014, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $4.4 billion at September 30, 2014.

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

On July 15, 2014, we issued $300.0 million principal amount of 4.250% Senior Notes due 2024 (the “2014 Notes”). Interest on the 2014 Notes accrue from July 18, 2014 and will be paid semi-annually in arrears on January 18 and July 18 of each year, commencing on January 18, 2015. The 2014 Notes will mature on July 18, 2024. We may redeem the 2014 Notes in whole or in part at our option at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2014 Notes issuance of $295.3 million, after discounts, commissions and expenses, were used for general corporate purposes. In July 2014, we received a BBB- rating on the 2014 Notes.

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

On July 31, 2014 we completed the acquisition of Oriel Securities (“Oriel”), a London-based stockbroking and investment banking firm. The combination of our company and Oriel brought together more than 250 professionals, which created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

On November 1, 2014 we completed the acquisition of Legg Mason Investment Counsel & Trust Co., N.A. (“LMIC”). LMIC provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country. LMIC’s portfolio managers manage over $9.0 billion in assets.

TWP entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At September 30, 2014, we estimate that TWP customers held $16.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

We have paid $56.8 million in the form of upfront notes to financial advisors for transition pay during the period from January 1, 2014 through October 31, 2014. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining three months of 2014 and the years ended December 31, 2015, 2016, 2017, 2018, and thereafter are $14.2 million, $48.0 million, $37.4 million, $26.2 million, $19.2 million and $34.7 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At September 30, 2014, the total number of stock units outstanding was 18.4 million, of which 11.8 million were unvested. At September 30, 2014, there was unrecognized compensation cost for stock units of $305.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining three months of 2014 and the years ended December 31, 2015, 2016, 2017, 2018, and thereafter are $21.9 million, $79.4 million, $66.9 million, $55.0 million, $41.0 million and $41.3 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At September 30, 2014, Stifel Nicolaus had net capital of $339.4 million, which was 52.3% of aggregate debit items and $326.4 million in excess of its minimum required net capital. At September 30, 2014, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2014, SNEL’s, Oriel’s, and KBW Limited’s net capital and reserves was in excess of the financial resources requirement under the rules of the FCA. At September 30, 2014, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain asset-backed securities, consisting of auction-rate securities, that have experienced low volumes of executed transactions, certain corporate bonds and equity securities where there was less frequent or nominal market activity, investments in private equity funds, and auction rate securities for which the market has been dislocated and largely ceased to function. Our Level 3 asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level 3 corporate bonds are valued using prices from comparable securities. Equity securities with unobservable inputs are valued using management’s best estimate of fair value, where the inputs require significant management judgment. Auction rate securities are valued based upon our expectations of issuer redemptions and using internal models.

At September 30, 2014, Level 3 assets for which we bear economic exposure were $177.8 million or 6.4% of the total assets measured at fair value. During the three months ended September 30, 2014, we recorded purchases of $3.5 million and sales and redemptions of $21.7 million of Level 3 assets. Our valuation adjustments (realized and unrealized) decreased the value of our Level 3 assets by $0.3 million. During the nine months ended September 30, 2014, we recorded purchases of $9.7 million and sales and redemptions of $60.9 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $7.1 million. We transferred $10.1 million out of Level 3 during the nine months ended September 30, 2014.

At September 30, 2014, Level 3 assets included the following: $101.8 million of auction rate securities and $75.9 million of partnership interests, private company investments, private equity, fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At September 30, 2014, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.6 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At September 30, 2014, we had goodwill of $762.3 million and intangible assets of $41.8 million.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2014, with no impairment identified.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Risks are an inherent part of our business and activities. Management of these risks is critical to our soundness and profitability. Risk management at our company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. Our senior management group takes an active role in the risk management process and requires our business units to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in our business activities are: market (interest rates and equity prices), credit, operational, and regulatory and legal.

We have adopted policies and procedures concerning Enterprise Risk Management. The Corporate Governance Committee of the Board of Directors, in exercising its oversight of management’s activities, conducts periodic reviews and discussions with management regarding the guidelines and policies governing the processes by which risk assessment and risk management are handled.

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

We manage our trading businesses by product and have established trading departments that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory position. Position limits in trading inventory accounts are established by our ERM department and monitored on a daily basis within the business units. We monitor inventory levels and results of the trading departments, as well as inventory aging, pricing, concentration, securities ratings, and risk sensitivities.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2014, and the daily VaR at September 30, 2014 and December 31, 2013 (in thousands):

	Nine Months Ended September 30, 2014			VAR Calculation at
	High	Low	Daily Average	September 30, 2014	December 31, 2013
Daily VaR	$8,844	$2,072	$3,877	$3,120	$3,427

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

The following table illustrates the estimated change in net interest margin at September 30, 2014, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	21.4%
+100	8.7%
0	0.0%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at September 30, 2014 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,438,270	$381,810	$199,860	$18,789
Securities	1,271,348	171,837	765,965	528,860
Interest-bearing cash	141,801	—	—	—

	$2,851,419	$553,647	$965,825	$547,649

Interest-bearing liabilities:
Transaction accounts and savings	$3,652,792	$121,476	$595,079	$79,452
Certificates of deposit	43,995	30,504	26,302	253
Borrowings	—	—	—	16,672

	$3,696,787	$151,980	$621,381	$96,377

GAP	(845,368)	401,667	344,444	451,272

Cumulative GAP	$(845,368)	$(443,701)	$(99,257)	$352,015

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.24 billion, and the fair value of the collateral that had been sold or repledged was $143.8 million.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems, and inadequacies or breaches in our control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 7, Part II and “Legal Proceedings” in Item 3, Part I of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiaries, SNEL, Oriel, and KBW Limited, are subject to the regulatory supervision and requirements of the FCA in the United Kingdom. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). This lawsuit relates to the same transactions that are the subject of the civil lawsuit filed by the school districts noted below. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. We have denied the substantive allegations of the SEC complaint, as amended, and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with all discovery scheduled to close in April 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

Wisconsin School Districts/RBC OPEB lawsuit

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. and certain of its affiliates (“RBC”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. We entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March 2012. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against RBC to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by Stifel with the school districts and pursuit of claims against RBC. We have filed our Answer, denying RBC’s claims, and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A by the Lake of the Torches Economic Development Corporation (“EDC”) which is associated with Lac Du Flambeau Band of Lake Superior Chippewa Indians (together with EDC, the “Tribe”). We then sold all of the bonds to LDF Acquisition LLC, a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively, “Saybrook”), with Wells Fargo Bank, NA (“Wells Fargo”) as the indenture trustee for the bonds. In 2009 Saybrook and Wells Fargo brought an action in a Wisconsin federal court against the Tribe to enforce the bonds (the “2009 federal action”). The Wisconsin federal court declared, in relevant part, the Bond Indenture to be void ab initio, and the Seventh Circuit Court of Appeals affirmed but remanded the case for further proceedings as to enforceability of the other bond documents. In April 2012 Saybrook dismissed the 2009 federal action.

On January 16, 2012, Saybrook filed a new action in Wisconsin state court (the “State Action”), naming as defendants our company, Stifel, the Tribe, and the law firm of Godfrey & Kahn, S.C. (“G&K”), which served as both issuer’s and bond counsel. Saybrook seeks enforcement of the obligations under the bonds, a judgment for rescission, restitution (including the amounts paid by Saybrook for the bonds), and costs. Alternatively, if Saybrook fails to recover from the Tribe, Saybrook seeks to recover damages, costs and attorneys’ fees from us and/or G&K. In the State Action, Saybrook asserts a claim against our company for fraud under the Wisconsin Uniform Securities Law, and with respect to Stifel, claims for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and their sovereign immunity waivers. Saybrook also asserts claims against Stifel for rescission based on alleged misrepresentation or mutual mistake.

We have answered the Complaint in the State Action, denying the claims, and filed cross claims against the Tribe and G&K. The Tribe also moved to dismiss our cross claim, but on November 6, 2014 the court denied that motion. The Tribe moved to dismiss Saybrook’s claims against them on the grounds that the state court does not have jurisdiction over them due to assertions that they have sovereign immunity from suit. On October 23, 2014 the state court denied the Tribe’s motion to dismiss Saybrook’s claims against the Tribe, thereby allowing the case to move forward against the Tribe in state court – subject to the Tribe’s anticipated appeal of that ruling to the Wisconsin intermediate court of appeals. Additionally, G&K filed a cross-claim against us seeking contribution and alleging that if G&K is found negligent then we too must have been negligent. We have answered G&K’s cross-claim, denying those allegations. Additionally, G&K filed a third party complaint against Dentons US LLP. Written discovery is on-going between the non-Tribal Parties.

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

Lac Courte Oreilles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel in the Tribe’s Tribal Court (the “Tribal Lawsuit”) regarding Stifel’s participation in the Tribe’s offering of two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”). The Complaint alleges that we failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Basic discovery was taken in the Federal Action, and we filed a summary judgment motion with the U.S. District Court, asking the court for a determination that the Tribal Court does not have jurisdiction over the claims brought by the Tribe. On June 19, 2014, the District Court issued a conditional Order finding the Tribal Court has jurisdiction over the dispute. The conditional Order was issued subject to additional briefing of the issues by Stifel, which briefing has been filed with the District Court. We are currently waiting for a final decision from the District Court, which is expected in December 2014. If the District Court issues a final Order finding the Tribal Court has jurisdiction over the dispute, we intend to appeal the decision to the Seventh Circuit Court of Appeals. In the event of an appeal, the stay of proceedings in Tribal Court will remain in effect during the pendency of the appeal. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2014. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2014.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

ITEM 6. EXHIBITS

Exhibit No.	Description

11.1	Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski
Chairman of the Board and
Chief Executive Officer

/s/ James M. Zemlyak
James M. Zemlyak Chief Financial Officer

Date: November 10, 2014