Form 10-K
period 2014-12-31
STIFEL FINANCIAL CORP
filed 2015-03-02
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number: 001-09305

STIFEL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	43-1273600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 North Broadway, St. Louis, Missouri 63102-2188

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2014, was $3.3 billion. 1

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 20, 2015, was 67,580,820.

[1]	In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2014, are incorporated by reference in Part III hereof.

STIFEL FINANCIAL CORP.

PART I

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic, political, regulatory, and market conditions, the investment banking and brokerage industries, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Risk Factors” in Item 1A as well as those discussed in “External Factors Impacting Our Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), Miller Buckfire & Co. LLC (“Miller Buckfire”), De La Rosa & Co. (“De La Rosa”), and Merchant Capital, LLC (“Merchant”), broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”) and Oriel Securities (“Oriel”), our European subsidiaries; Stifel Bank & Trust (“Stifel Bank”), a retail and commercial bank; 1919 Investment Counsel & Trust Company, National Association (“1919 Investment Counsel”) and Stifel Trust Company, National Association (“Stifel Trust”), our trust companies; and 1919 Investment Counsel, LLC (“1919”) and Ziegler Capital Management, LLC (“ZCM”), asset management firms. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

With a 125-year operating history, we have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

•	Private client services, including securities transaction and financial planning services;

•	Institutional equity and fixed income sales, trading and research, and municipal finance;

•	Investment banking services, including mergers and acquisitions, public offerings, and private placements; and

•	Retail and commercial banking, including personal and commercial lending programs.

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional, and corporate clients quality, personalized service, with the theory that if we place clients’ needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the nation’s leading wealth management and investment banking firms.

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including our acquisition of the capital markets business of Legg Mason (“LM Capital Markets”) from Citigroup in December 2005 and the following acquisitions:

•	Ryan Beck Holdings, Inc. (“Ryan Beck”) and its wholly owned broker-dealer subsidiary, Ryan Beck & Company, Inc. – On February 28, 2007, we closed on the acquisition of Ryan Beck, a full-service brokerage and investment banking firm with a strong private client focus, from BankAtlantic Bancorp, Inc.

•	First Service Financial Company (“First Service”) and its wholly owned subsidiary, FirstService Bank – On April 2, 2007, we completed our acquisition of First Service, and its wholly owned subsidiary FirstService Bank, a St. Louis-based Missouri commercial bank. Upon consummation of the acquisition, we became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. First Service now operates as Stifel Bank & Trust.

•	Butler, Wick & Co., Inc. (“Butler Wick”) – On December 31, 2008, we closed on the acquisition of Butler Wick, a privately held broker-dealer which specialized in providing financial advice to individuals, municipalities, and corporate clients.

•	UBS Financial Services Inc. (“UBS”) – During the third and fourth quarters of 2009, we acquired 56 branches from the UBS Wealth Management Americas branch network.

•	Thomas Weisel Partners Group, Inc. (“TWPG”) – On July 1, 2010, we acquired TWPG, an investment bank focused principally on the growth sectors of the economy, including technology and health care. This acquisition expanded our investment banking presence on the west coast of the United States.

•	Stone & Youngberg LLC (“Stone & Youngberg”) – On October 1, 2011, we acquired Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expanded our public finance, institutional sales and trading, and bond underwriting, particularly in the Arizona and California markets, and expanded our Private Client Group.

•	Miller Buckfire – On December 20, 2012, we acquired Miller Buckfire, an investment banking firm. Miller Buckfire provides a full range of investment banking advisory services, including financial restructuring, mergers and acquisitions, and debt and equity placements.

•	KBW – On February 15, 2013, we acquired KBW, an investment banking firm with a focus in the banking, insurance, brokerage, asset management, mortgage banking, real estate, and specialty finance sectors. KBW maintains industry-leading positions in research, corporate finance, mergers and acquisitions, as well as sales and trading in equities and debt securities of financial services companies.

•	Fixed Income Sales and Trading Business from Knight Capital – On July 1, 2013, we completed the acquisition of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, Inc. The combined teams of sales and trading professionals in the U.S. and Europe cover high-yield and investment-grade corporate bonds, asset-backed and mortgage-backed securities, loan trading, and emerging markets, as well as fixed income research in selected sectors and companies.

•	Acacia Federal Savings Bank (“Acacia Federal”) – On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank, a federally chartered savings institution.

•	ZCM – On November 30, 2013, we acquired ZCM, an asset management firm that provides investment solutions for institutions, mutual fund sub-advisory clients, municipalities, pension plans, Taft-Hartley plans, and individual investors.

•	De La Rosa – On April 3, 2014, we acquired De La Rosa, a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

•	Oriel – On July 31, 2014, we completed the acquisition of Oriel, a London-based stockbroking and investment banking firm. The combination of our company and Oriel has created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

•	1919 Investment Counsel, formerly known as Legg Mason Investment Counsel & Trust Co., National Association – On November 7, 2014, we completed the acquisition of 1919 Investment Counsel, an asset management firm and trust company that provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country.

•	Merchant – On December 31, 2014, we acquired Merchant, a public finance investment banking firm headquartered in Montgomery, Alabama, which serves the Southeastern market. The strategic combination of Stifel and Merchant Capital is expected to further strengthen our company’s position in several key underwriting markets in the Southeast.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

As of December 31, 2014, we employed over 6,200 associates, including 2,103 financial advisors, of which 138 are independent contractors. As of December 31, 2014, through our broker-dealer subsidiaries, we provide securities-related financial services to over 1.5 million client accounts of customers from the United States and Europe. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom and Europe. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market-making activities are sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system and through CSA. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years.

Consolidated Stifel Branch System

At December 31, 2014, the Private Client Group had a network of 1,965 financial advisors located in 329 branch offices in 45 states and the District of Columbia. In addition, we have 138 independent contractors.

Our financial advisors provide a broad range of investments and services to our clients, including financial planning services. We offer equity securities; taxable and tax-exempt fixed income securities, including municipal, corporate, and government agency securities; preferred stock; and unit investment trusts. We also offer a broad range of externally managed fee-based products. In addition, we offer insurance and annuity products and investment company shares through agreements with numerous third-party distributors. We encourage our financial advisors to pursue the products and services that best fit their clients’ needs and that they feel most comfortable recommending. Our private clients may choose from a traditional, commission-based structure or fee-based money management programs. In most cases, commissions are charged for sales of investment products to clients based on an established commission schedule. In certain cases, varying discounts may be given based on relevant client or trade factors determined by the financial advisor.

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

We offer securities-based lending through Stifel Bank, which allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. The loan requirements are subject to Regulation U of the Board of Governors of the Federal Reserve System (“Regulation U”) and our internal policies, which are typically more restrictive than Regulation U. We establish approved lines and advance rates against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral or reduce debt positions, when necessary. Factors considered in the review of securities-based lending are the amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification, or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral for securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis, and an evaluation of industry concentrations.

Asset Management

The Asset Management segment includes the operations of ZCM, 1919 Investment Counsel, and Stifel Trust. Our asset management business offers specialized investment management solutions for institutions, private clients and investment advisors. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $5.2 billion at December 31, 2014. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bank not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances held on deposit at Stifel Bank, which is its primary source of funding.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate, and consisted of over 1,550 employees at December 31, 2014.

Research

Our research department consisted of over 290 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in domestic securities. In our various sales and trading activities, we take a focused approach to serving our clients by maintaining inventory to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading. Located in various cities in the United States as well as Geneva, Zurich, London, and Madrid, our equity sales and trading team, consisting of over 295 professionals and support associates, services over 2,200 clients globally.

The fixed income institutional sales and trading group consists of approximately 350 professionals and support associates and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades with diversification across municipal, corporate, government agency, and mortgage-backed securities.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of over 400 professionals and support associates, focuses on middle-market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology, and education.

Our syndicate department coordinates marketing, distribution, pricing, and stabilization of our managed equity and debt offerings. In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

Public Finance

Our public finance group, consisting of over 120 professionals and support staff, acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and acts as manager or participant in offerings managed by other firms.

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements as a result of acquisitions completed during 2014, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges. At December 31, 2014, we employed over 835 persons in this segment.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our private client and capital markets businesses. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise. We intend to pursue the following strategies with discipline:

•	Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 329 at December 31, 2014, and our branch-based financial advisors from 262 to 1,965 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $186.6 billion at December 31, 2014. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•	Further expand our institutional business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As a result, we have grown from 43 analysts covering 513 companies in 2005 to over 115 analysts covering over 1,600 companies at December 31, 2014. In addition, as of December 31, 2014, our research department was ranked the second largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•	Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. The merger with TWPG in 2010, our acquisition of Miller Buckfire in 2012, the merger with KBW in 2013, and the acquisitions of De La Rosa and Oriel in 2014, has accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a mid-tier focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

•	Focus on asset generation within our Stifel Bank operations and offer retail and commercial banking services to our clients. We believe the banking services provided through Stifel Bank strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to increase the sale of banking products and services to our private and corporate clients.

•	Establishment of Stifel Trust. During 2011, we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a trust company. Stifel Trust provides a wide range of trust, investment, agency, and custodial services for our individual and corporate clients. We intend to expand our offering of trust services to our private client group clients. We have expanded our trust capabilities with the acquisition of 1919 Investment Counsel during 2014.

•	Approach acquisition opportunities with discipline. Over the course of our operating history, we have demonstrated our ability to identify, effect, and integrate attractive acquisition opportunities. We believe the current environment and market dislocation will provide us with the ability to thoughtfully consider acquisitions on an opportunistic basis.

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

As we enter our 125th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

REGULATION

Financial Holding Company Regulation

Under U.S. law, we are a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Consequently, our company and its business activities are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, but not for the protection of stockholders or other creditors.

As a financial holding company, we are permitted: (1) to engage in other activities that the Federal Reserve Board, working with the Secretary of the Treasury, determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or (2) to acquire shares of companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank without the prior approval of the Federal Reserve Board.

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

Subsidiary Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission (“SEC”) is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SRO”), principally FINRA and the Municipal Securities Rulemaking Board, and securities exchanges. SROs adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way we conduct our business.

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

The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. The SEC recently adopted amendments, most of which were effective October 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules and the notification rules applicable to our broker-dealer subsidiaries. We continue to evaluate the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker-dealer subsidiaries.

Our U.S. broker-dealer subsidiaries are subject to the Securities Investor Protection Act and are members of Securities Investors Protection Corporation (“SIPC”), whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.

Stifel Bank is a Federal Reserve member Bank, its deposits are insured by the FDIC up to the maximum authorized limit, and it is subject to regulation by the Federal Reserve Bank, as well as the Missouri Division of Finance.

Several of our wholly owned subsidiaries, including Missouri Valley Partners, Choice Financial Partners, Inc., Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, Montibus Capital Management LLC, Thomas Weisel Global Growth Partners LLC, ZCM, and 1919 Investment Counsel, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

Stifel Trust and 1919 are subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of Stifel Trust’s fiduciary services.

Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to applicable laws and regulations of the jurisdictions in which they operate.

Our European subsidiaries, SNEL, Oriel, and Oriel Asset Management LLP (“Oriel Asset Management”), are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom, and both SNEL and Oriel are members of the London Stock Exchange. The FCA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend approved persons, and impose fines (where applicable) on both regulated businesses and their approved persons. SNEL operates representative offices in Geneva, Switzerland and Zurich, Switzerland, and has a branch office in Madrid, Spain. In addition to the FCA, these offices are subject to the local regulations of their respective jurisdictions. SNEL, Oriel, and Oriel Asset Management hold a number of FCA-passporting rights to engage in Markets in Financial Instruments Directive-related business in Europe.

The Dodd-Frank Act

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. During our fiscal year 2010, the U.S. government enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”). Because of the nature of our business and our business practices, we presently do not expect the Dodd-Frank Act to have a significant direct impact on our operations as a whole. However, because some of the implementing regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

In July 2013, the OCC, the Federal Reserve Board, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective for us on January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on our current analyses, we believe that our company and Stifel Bank would meet all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

In December 2013, U.S. regulators issued final regulations to implement the Volcker Rule. The Volcker Rule will, over time, prohibit “banking entities,” including our company and its affiliates, from engaging in certain prohibited “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging, and certain other activities. The Volcker Rule will also require banking entities to either restructure or unwind certain investments and relationships with “covered funds,” as defined in the Volcker Rule. Banking entities have until July 21, 2015, to bring all of their activities into conformance with the Volcker Rule, and until July 21, 2016, to bring all of their investments into conformance with the Volcker Rule, in each case, subject to possible extensions. A review of the most recent collateral information for each of our CLO holdings revealed only six positions with an aggregate value of $73.0 million have bond holdings in the collateral pool. However, approximately $10.0 million would not be subject to the “covered funds” restriction due to the CLO employing Rule 3a-7 for exemption from the Investment Company Act. Thus, the aggregate total of CLO holdings with bonds in the collateral pool that could be subject to divestiture absent any action to achieve compliance with the Volker Rule is $63.0 million. We expect that some form of remedy will be forthcoming. The Volcker Rule requires banking entities to establish comprehensive compliance programs designed to help ensure and monitor compliance with restrictions under the Volcker Rule.

In July 2011, pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) began operations and was given rulemaking authority for a wide range of consumer protection laws that would apply to all banks and provide broad powers to supervise and enforce consumer protection laws.

Banks with total assets of $10 billion or less remain subject to the supervisory oversight of their primary federal banking agencies (for us, the Federal Reserve and the OCC) for purposes of compliance with the federal consumer financial laws. However, the CFPB has rule-writing authority for these laws as they apply to all providers of consumer financial products and services. It also has backup enforcement authorities for entities supervised by the federal banking agencies. Further, the CFPB frequently works with federal banking agencies, and new CFPB standards and “best practices” are likely to be adopted by federal banking regulators and ultimately impact smaller banks regardless of their size or primary regulator.

Capital Requirements

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bank is subject to various regulatory capital requirements administered by the Federal Reserve and the Missouri Division of Finance. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and Stifel Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

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

Executive Officers

Information regarding our executive officers and their ages as of February 20, 2015, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	56	Co-Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	73	Co-Chairman of the Board of Directors
James M. Zemlyak	55	President, Chief Financial Officer, and Director
Richard J. Himelfarb	73	Vice Chairman, Senior Vice President, and Director
Thomas B. Michaud	50	Senior Vice President and Director
Thomas P. Mulroy	53	President, Co-Director of Institutional Group, and Director
Victor J. Nesi	54	President, Co-Director of Institutional Group, and Director
Ben A. Plotkin	59	Vice Chairman, Senior Vice President, and Director
David M. Minnick	58	Senior Vice President and General Counsel
Mark P. Fisher	45	Senior Vice President and General Counsel
S. Chad Estep	41	Senior Vice President and Chief Compliance Officer
James M. Marischen	35	Senior Vice President and Chief Risk Officer
David D. Sliney	45	Senior Vice President

Ronald J. Kruszewski has been Chief Executive Officer, and Director of our company and Stifel since September 1997 and Chairman of the Board of Directors of our company and Stifel since April 2001. Prior thereto, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated, a securities broker-dealer firm, from 1993 to September 1997.

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

James M. Zemlyak was named to the Office of the President in June 2014. Mr. Zemlyak has been Chief Financial Officer and Director of our company and Stifel since February 1999. Mr. Zemlyak served as our company’s Treasurer from February 1999 to January 2012. Mr. Zemlyak has been Chief Operating Officer of Stifel since August 2002 and Executive Vice President of Stifel since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

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

Thomas B. Michaud was elected to the Board of Directors of our company in February 2013 after the completion of the merger between our company and KBW, Inc. Mr. Michaud serves as Senior Vice President of our company and Chairman, Chief Executive Officer, and President of Keefe, Bruyette & Woods, Inc., one of our broker-dealer subsidiaries, since February 15, 2013. Prior thereto, Mr. Michaud served as the Chief Executive Officer and President of KBW, Inc. since October 2011 and as Vice Chairman and director since its formation in August 2005. He previously served as Chief Operating Officer from August 2005 until October 2011.

Thomas P. Mulroy was named to the Office of the President in June 2014. Mr. Mulroy has served as Co-Director of our Institutional Group since July 2009. Mr. Mulroy has served as Director of our company and Executive Vice President and Director of Stifel since December 2005. Prior to that, Mr. Mulroy served as Director of Equity Capital Markets from December 2005 through July 2009. Mr. Mulroy has responsibility for institutional equity sales, trading, and research. Prior to joining our company, Mr. Mulroy was elected Executive Vice President of Legg Mason, Inc. in July 2002 and of Legg Mason Wood Walker, Inc. in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason, Inc. in July 2000 and Legg Mason Wood Walker, Inc. in August 1998.

Victor J. Nesi was named to the Office of the President in June 2014. Mr. Nesi has served as Director of Investment Banking and Co-Director of our Institutional Group since July 2009. Mr. Nesi has served as Director of our company since August 2009. Mr. Nesi has responsibility for corporate finance investment banking activities and is Co-Director of our Capital Markets segment. Mr. Nesi has more than 20 years of banking and private equity experience, most recently with Merrill Lynch, where he headed the global private equity business for the telecommunications and media industry. From 2005 to 2007, he directed Merrill Lynch’s investment banking group for the Americas region. Prior to joining Merrill Lynch in 1996, Mr. Nesi spent seven years as an investment banker at Salomon Brothers and Goldman Sachs.

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

Mark P. Fisher has served as Senior Vice President and General Counsel since May 2014. From July 2010 until May 2014, Mr. Fisher was Senior Vice President of our company. Mr. Fisher served as General Counsel of Thomas Weisel Partners Group, Inc. from May 2005 until the merger between our company and Thomas Weisel Partners Group, Inc. in July 2010. From January 1998 until May 2005, Mr. Fisher practiced corporate and securities law at Sullivan & Cromwell LLP.

S. Chad Estep was named Senior Vice President of our company in January 2012. Mr. Estep has been Chief Compliance Officer of Stifel since December 2005. Mr. Estep joined Stifel as the Director of Internal Audit in April 2005 following our company’s acquisition of certain assets from PowellJohnson, Inc., where Mr. Estep served as the Controller from October 2002 to December 2004. Mr. Estep was employed by A.G. Edwards & Sons, Inc. from 2000 to 2001, where he worked as a Financial Advisor. Mr. Estep worked at J.C. Bradford & Co. as the Financial and Regulatory Reporting Manager from 1998 to 2000.

James M. Marischen has served as Senior Vice President and Chief Risk Officer of our company since January 2014. Mr. Marischen has also served as Executive Vice President and Chief Financial Officer of Stifel Bank & Trust since February 2008. Prior to joining our company in 2008, Mr. Marischen worked in public accounting at KPMG LLP.

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

Additionally, we make available on our web site under “Investor Relations – Corporate Governance,” and in print upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: Executive Committee charter, Audit Committee charter, Compensation Committee charter, Risk Management/Corporate Governance Committee charter, Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics for Employees. Within the time period required by the SEC and the NYSE, we will post on our web site any modifications to any of the available documents. The information on our web site is not incorporated by reference into this report. Our Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 North Broadway, St. Louis, Missouri 63102, telephone: (314) 342-2000.

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

At times over the last several years, we have experienced operating cycles during weak and uncertain U.S. and global economic conditions, including low levels of economic output, artificially maintained levels of historically low interest rates, relatively high rates of unemployment, and significant uncertainty with regards to fiscal and monetary policy both domestically and abroad. These conditions led to several factors in the global financial markets that from time to time negatively impacted our net revenue and profitability. While select factors indicate signs of improvement, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of the artificially low level of short-term interest rates, a return to increased dislocations in the credit markets, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability. We could experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from the number and size of transactions in which we provide underwriting, financial advisory, and other services, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. These periods of reduced revenue and other losses could be accompanied by periods of reduced profitability, because certain of our expenses, including but not limited to our interest expense on debt, rent, facilities, and salary expenses, are fixed, and our ability to reduce them over short periods of time is limited.

Future downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, could have a material adverse effect on our business, financial condition, and liquidity.

Concerns about the European Union’s (“EU”) sovereign debt in recent years has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome the EU’s financial support programs, and the possibility exists that other EU member states may experience similar financial troubles in the future. Any negative impact on economic conditions and global markets from further EU sovereign debt matters could adversely affect our business, financial condition, and liquidity.

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

U.S. state and local governments also continue to struggle with budget pressures caused by the ongoing less than optimal economic environment and ongoing concerns regarding municipal issuer credit quality. If these trends continue or worsen, investor concerns could potentially reduce the number and size of transactions in which we participate and, in turn, reduce investment banking revenues. In addition, such factors could adversely affect the value of the municipal securities we hold in our trading securities portfolio.

Lack of liquidity or access to capital could impair our business and financial condition.

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors or selling assets at prices that may be less favorable to us. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings within our primary broker-dealer subsidiary, accessibility to credit markets for secured borrowing and diminished access to the capital markets for our company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

The availability of outside financing, including access to the credit and capital markets, depends on a variety of factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit rating. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of any future concerns about the stability of the markets generally and the strength of counterparties specifically.

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

Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to repurchase our stock. The Federal Reserve and the SEC (via FINRA) have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the subsidiaries to us for the subsidiaries they supervise.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” in this Form 10-K for additional information on liquidity and how we manage our liquidity risk.

We are exposed to market risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, which, in turn, impacts our net interest income and earnings. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements, which could have an adverse effect on our business, results of operations, financial condition, and liquidity.

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

We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealer businesses, exposing us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face the risk associated with changes in the market value of collateral through settlement date. We also hold certain securities and derivatives in our trading accounts. Deterioration in the actual or perceived credit quality of the underlying issuers of securities, or the non-performance of issuers and counterparties to certain derivative contracts, could result in trading losses.

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

The credit quality of Stifel Bank’s loans and investment portfolios can have a significant impact on earnings and overall financial performance. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, geographies, or to borrowers or issuers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to a natural disaster, act of terrorism, severe weather event, or economic event, could lead to additional loan loss provisions and/or charge-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of the loans in Stifel Bank’s portfolio, foreclose on certain real estate properties, or write down the value of some of our available-for-sale securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing credit risk.

Our business depends on fees earned from the management of client accounts by our primary broker-dealer and asset management subsidiaries.

We have grown our asset management business in recent years, including with the acquisitions of ZCM in 2013 and 1919 Investment Counsel in 2014, which has increased the risks associated with this business relative to our overall operations. Asset management fees are primarily comprised of base management fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our asset values under management may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities that we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market-maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. From time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

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

We face the risk of operational failure, termination, or capacity constraints of any of the clearing agents, exchanges, clearing houses, or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges, and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination, or constraint of these intermediaries could adversely affect our ability to execute transactions, serve our clients, and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the EU sovereign debt circumstances. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may have a material adverse effect on our results of operations.

We have experienced increased pricing pressures in areas of our business, which may impair our future revenue and profitability.

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

Integrating acquired businesses, providing a platform for new businesses, and partnering with other firms involve a number of risks and present financial, managerial, and operational challenges. We may incur significant expenses in connection with further expansion of our existing businesses, or recruitment of financial advisors, or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth.

Expansion may also create a need for additional compliance, documentation, risk management, and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue strategic acquisitions, we may be unable to complete such acquisitions on acceptable terms, or be unable to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and/or complexity. This effort, together with difficulties we may encounter in integrating an acquired business, could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise equity capital or borrow to finance such acquisitions, which could dilute our shareholders or increase our leverage. Any such borrowings might not be available on terms as favorable to us as our current borrowings, or perhaps at all.

The rapid growth of Stifel Bank may expose us to increased operational risk, credit risk, and sensitivity to market interest rates along with increased regulation, examinations, and supervision by regulators.

We have experienced rapid growth in the investment portfolio, which includes available-for-sale and held-to-maturity securities, and the loan portfolio of Stifel Bank, which is funded by customer deposits. Although our stock-secured loans are collateralized by assets held in brokerage accounts, we are exposed to some credit and operational risk associated with these loans. We describe some of the integration-related operational risks associated with our recent acquisitions above, which includes many of the same risks related to the growth of Stifel Bank. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio, primarily with government agency securities. In addition, Stifel Bank has significantly grown its mortgage banking business. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

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

In addition, Stifel Bank is heavily regulated at the state and federal level. This regulation is to protect depositors, federal deposit insurance funds, consumers, and the banking system as a whole, but not our shareholders. Federal and state regulations can significantly restrict our businesses, and we are subject to various regulatory actions, which could include fines, penalties, or other sanctions for violations of laws and regulatory rules if we are ultimately found to be out of compliance.

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

We face intense competition.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services, pricing (such as execution pricing and fee levels), location, and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See the section entitled “Competition” of Item 1 of this Form 10-K for additional information about our competitors.

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

To remain competitive, our future success also depends, in part, on our ability to develop and enhance our products and services. In addition, the continued development of internet, networking, or telecommunication technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

Our ability to attract and retain qualified financial advisors and other associates is critical to the continued success of our business.

Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities, and skills of our employees and financial advisors. As such, to compete effectively, we must attract, retain, and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition, and liquidity.

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

We are exposed to operational risk.

Our diverse operations expose us to risk of loss resulting from inadequate or failed internal processes, people, and systems external events, including technological or connectivity failures either at the exchanges in which we do business or between our data centers, operations processing sites, or our branches. Our businesses depend on our ability to process and monitor, on a daily basis, a large number of complex transactions across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or provide these services. Operational risk exists in every activity, function, or unit of our business, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, or failure to meet corporate fiduciary standards. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our businesses would be adversely affected. Operational risk also exists in the event of business disruption, system failures, or failed transaction processing. Third parties with which we do business could also be a source of operational risk, including with respect to breakdowns or failures of the systems or misconduct by the employees of such parties. In addition, as we change processes or introduce new products and services, we may not fully appreciate or identify new operational risks that may arise from such changes. Increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations.

Our business contingency plan in place is intended to ensure we have the ability to recover our critical business functions and supporting assets, including staff and technology, in the event of a business interruption. Despite the diligence we have applied to the development and testing of our plans, due to unforeseen factors, our ability to conduct business may, in any case, be adversely affected by a disruption involving physical site access, catastrophic events, including weather-related events, events involving electrical, environmental, or communications malfunctions, as well as events impacting services provided by others that we rely upon which could impact our employees or third parties with whom we conduct business.

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

Our continued success depends, in part, upon our ability to successfully maintain and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands, and our ability to retain skilled information technology employees. Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other laws, and regulatory sanctions.

Customer, public, and regulatory expectations regarding operational and information security have increased. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, to date, we have not experienced any material losses relating to cyber-attacks or other information security breaches; however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses, and other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our, or our clients’ or counterparties’, confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’, or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

Extraordinary trading volumes beyond reasonably foreseeable spikes in volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. While we have made investments to maintain the reliability and scalability of our systems and maintain hardware to address extraordinary volumes, there can be no assurance that our systems will be sufficient to handle truly extraordinary and unforeseen circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients or slower system response time, resulting in transactions not being processed as quickly as our clients desire, resulting in client dissatisfaction.

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

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients’ investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims, and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which, in turn, could seriously harm our business and our prospects.

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

See Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our legal matters and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for a discussion regarding our approach to managing legal risk.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results, and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain.

Our financial instruments, including certain trading assets and liabilities, available-for-sale securities, investments, including Auction Rate Securities (“ARS”), certain loans, intangible assets, and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Estimates” discussion within Item 7, and Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-K.

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor, and control our operational, legal, and regulatory risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations, and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

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

The SEC adopted amendments, most of which were effective March 2014, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules, and the notification rules applicable to our broker-dealer subsidiaries. These amended rules do not have a material adverse effect on any of our broker-dealer subsidiaries.

The Basel III capital standards will impose additional capital and other requirements on us that could decrease our competitiveness and profitability.

In July 2013, the OCC, the FRB, and the FDIC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule became effective for us January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on our current analyses, we believe that our company and Stifel Bank would meet all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected.

Failure to comply with regulatory capital requirements primarily applicable to our company, Stifel Bank, or our broker-dealer subsidiaries would significantly harm our business.

Our company and Stifel Bank are subject to various regulatory and capital requirements administered by the federal banking regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our company and Stifel Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could harm either our company or Stifel Bank’s operations and our financial condition.

Additionally, as a holding company, we depend on dividends, distributions, and other payments from our subsidiaries to fund payments of our obligations, including, among others, debt service. We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds our company needs to make payments on any such obligations.

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

We are subject to financial holding company regulatory reporting requirements, including the maintenance of certain risk-based regulatory capital levels that could impact various capital allocation decisions of one or more of our businesses. However, due to our strong current capital position, we do not anticipate that these capital level requirements will have any negative impact on our future business activities. See the section entitled “Business – Regulation” of Item 1 of this Form 10-K for additional information.

As a financial holding company, we are regulated by the Federal Reserve. Stifel Bank is regulated by the Federal Reserve and the Missouri Division of Finance. This oversight includes, but is not limited to, scrutiny with respect to affiliate transactions and compliance with consumer regulations. The economic and political environment over the past several years has caused increased focus on the regulation of the financial services industry, including many proposals for new rules. Any new rules issued by our regulators could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940 with respect to how mutual funds collect and pay fees to cover the costs of selling and marketing their shares. Any adoption of such measures would be phased in over a number of years. These measures are neither final nor undergoing implementation throughout the financial services industry. The impact of changes such as those currently proposed cannot be predicted at this time. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Industry-wide, many asset management businesses have recently experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors, and broker-dealers. Some of our wholly owned subsidiaries are registered as an investment advisor with the SEC, and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is very difficult to determine the extent of the impact of any new laws, regulations, or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct should be applicable to broker-dealers; however, any such standard, if mandated, would likely require us to review our product and service offerings and result in changes to these, and require that we incur additional regulatory costs in order to ensure compliance.

See the section entitled “Business – Regulation” within Item 1 of this Form 10-K for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties, or other results adverse to us, which could have a material adverse effect on our business, financial condition, or results of operations.

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

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series, and therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales or issuance of shares of our common stock or securities convertible into or exchangeable for common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2014. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2026.

Location	Approximate Square Footage	Use
St. Louis, Missouri [1]	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations
New York, New York	310,000	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	111,000	Institutional Group operations and Administrative offices
Chicago, Illinois	82,500	Global Wealth Management and Institutional Group operations
San Francisco, California	76,000	Global Wealth Management and Institutional Group operations
Florham Park, New Jersey	74,000	Global Wealth Management and Institutional Group operations

1	As of December 31, 2014, we occupy approximately 172,000 square feet of the available space in the building, and we anticipate taking additional space over time.

We also maintain operations in 367 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 329 private client offices. In addition, Stifel Bank leases one location for its administrative offices and operations. Our Institutional Group segment leases 37 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of CSA, our independent contractor firm, are the responsibility of the respective independent financial advisors.

See Note 18 of the Notes to Consolidated Financial Statements for further information regarding our lease obligations.

ITEM 3. LEGAL PROCEEDINGS

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations, and regulatory investigations. In view of the number and diversity of claims against our company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be.

We have established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). This lawsuit relates to the same transactions that are the subject of the civil lawsuit filed by the school districts noted below. The SEC has asserted claims under Section 15c(1)(A), Section 10b, and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. We have denied the substantive allegations of the SEC complaint, as amended, and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with all discovery scheduled to close in April 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

Wisconsin School Districts/RBC OPEB lawsuit

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. and certain of its affiliates (“RBC”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. We entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March 2012. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against RBC to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company, and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation, and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by Stifel with the school districts and pursuit of claims against RBC. We have filed our Answer, denying RBC’s claims, and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC, and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A by the Lake of the Torches Economic Development Corporation (“EDC”), which is associated with Lac Du Flambeau Band of Lake Superior Chippewa Indians (together with EDC, the “Tribe”). We then sold all of the bonds to LDF Acquisition LLC, a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively, “Saybrook”), with Wells Fargo Bank, NA (“Wells Fargo”) as the indenture trustee for the bonds. In 2009, Saybrook and Wells Fargo brought an action in a Wisconsin federal court against the Tribe to enforce the bonds (the “2009 federal action”). The Wisconsin federal court declared, in relevant part, the Bond Indenture to be void ab initio, and the Seventh Circuit Court of Appeals affirmed but remanded the case for further proceedings as to enforceability of the other bond documents. In April 2012, Saybrook dismissed the 2009 federal action.

On January 16, 2012, Saybrook filed a new action in Wisconsin state court (the “State Action”), naming as defendants our company, Stifel, the Tribe, and the law firm of Godfrey & Kahn, S.C. (“G&K”), which served as both issuer’s and bond counsel. Saybrook seeks enforcement of the obligations under the bonds, a judgment for rescission, restitution (including the amounts paid by Saybrook for the bonds), and costs. Alternatively, if

Saybrook fails to recover from the Tribe, Saybrook seeks to recover damages, costs, and attorneys’ fees from us and/or G&K. In the State Action, Saybrook asserts a claim against our company for fraud under the Wisconsin Uniform Securities Law, and with respect to Stifel, claims for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and their sovereign immunity waivers. Saybrook also asserts claims against Stifel for rescission based on alleged misrepresentation or mutual mistake.

We have answered the Complaint in the State Action, denying the claims, and filed cross-claims against the Tribe and G&K. The Tribe moved to dismiss our cross-claim, but on November 6, 2014, the court denied that motion. The Tribe also moved to dismiss Saybrook’s claims against them on the grounds that the state court does not have jurisdiction over them due to assertions that they have sovereign immunity from suit. On October 23, 2014, the state court denied the Tribe’s motion to dismiss Saybrook’s claims against the Tribe. The Tribe filed a petition for leave to appeal the non-final orders denying their motions to dismiss Stifel’s cross-claims and Saybrook’s claims. On January 30, 2015, the Wisconsin Court of Appeals denied the Tribe’s petition, thereby allowing the State Action to move forward against the Tribe. Additionally, G&K filed a cross-claim against us seeking contribution and alleging that if G&K is found negligent, then we, too, must have been negligent. We have answered G&K’s cross-claim, denying those allegations. Additionally, G&K filed a third-party complaint against Dentons US LLP. Written discovery is ongoing between all the parties in the State Action.

Additionally, on April 25, 2013, the Tribe filed a suit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court, seeking a declaration that all of the bond documents are void (the “Tribal Action”). Our motion to dismiss the Tribal Action was denied, and on August 27, 2013, we filed an Answer, denying the claims.

In response to the Tribal Action, on May 24, 2013, we, together with Saybrook, Wells Fargo, and G&K, also filed an action in a Wisconsin federal court (the “Federal Action”) seeking to enjoin the Tribal Action. On May 16, 2014, the Wisconsin federal court preliminarily enjoined the Tribal Parties from litigating the Tribal Action. The Tribal Parties have appealed the preliminary injunction to the Seventh Circuit Court of Appeals. In light of the Tribal Parties’ appeal, the Tribal Action is stayed pending the resolution of the appeal. The appeal has been fully briefed by the parties and is scheduled for oral argument before the Seventh Circuit Court of Appeals on April 9, 2015.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 20, 2015, was $51.55. As of that date, our common stock was held by approximately 28,200 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2014		2013
	High	Low	High	Low

First quarter	$51.59	$43.11	$39.72	$32.43
Second quarter	$50.66	$43.57	$36.90	$30.85
Third quarter	$49.74	$44.43	$43.13	$34.96
Fourth quarter	$52.15	$41.47	$48.13	$37.97

We did not pay cash dividends during 2014 or 2013. The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 20 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and Stifel Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2014. There were also no purchases made by or on behalf of the Company. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the quarter ended December 31, 2014.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker-Dealer Index for the five-year period ended December 31, 2014. The NYSE ARCA Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2009, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker-Dealer Index, with reinvestment of dividends.

	2010	2011	2012	2013	2014
Stifel Financial Corp.	$105	$81	$81	$121	$129
Peer Group	$97	$52	$71	$103	$113
S&P 500 Index	$115	$117	$136	$180	$205
NYSE ARCA Securities Broker-Dealer Index	$106	$72	$82	$140	$161

*	Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

FBR & Co.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	SWS Group, Inc.
JMP Group, Inc.	Stifel Financial Corp.
Piper Jaffray Companies	Morgan Stanley
Goldman Sachs Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues:
Commissions	$674,418	$640,287	$518,803	$550,903	$440,291
Principal transactions	409,823	408,954	380,160	334,282	439,362
Investment banking	578,689	457,736	292,686	195,506	229,241
Asset management and service fees	386,001	305,639	257,981	228,831	193,159
Interest	185,969	142,539	108,705	89,199	65,174
Other income	14,785	64,659	69,148	19,651	18,640

Total revenues	2,249,685	2,019,814	1,627,483	1,418,372	1,385,867
Interest expense	41,261	46,368	33,370	25,304	13,189

Net revenues	2,208,424	1,973,446	1,594,113	1,393,068	1,372,678

Non-interest expenses:
Compensation and benefits	1,403,932	1,311,386	1,010,140	887,210	1,051,800
Occupancy and equipment rental	169,040	158,268	128,365	119,944	114,784
Communications and office supplies	106,926	99,726	79,406	74,037	69,406
Commissions and floor brokerage	36,555	37,225	29,610	25,423	25,617
Other operating expenses	201,177	181,612	116,845	148,305	112,529

Total non-interest expenses	1,917,630	1,788,217	1,364,366	1,254,919	1,374,136

Income from continuing operations before income tax expense	290,794	185,229	229,747	138,149	(1,458)
Provision for income taxes/(benefit)	111,664	12,322	84,451	53,880	(2,508)

Income from continuing operations	179,130	$172,907	$145,296	$84,269	1,050

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(3,063)	(10,894)	(6,723)	(135)	857

Net income	$176,067	$162,013	$138,573	$84,134	$1,907

Earnings per basic common share:
Income from continuing operations	$2.69	$2.72	$2.71	$1.61	$0.02
Income/(loss) from discontinued operations	(0.04)	(0.17)	(0.12)	—	0.02

Earnings per basic common share	$2.65	$2.55	$2.59	$1.61	$0.04

Earnings per diluted common share:
Income from continuing operations	$2.35	$2.35	$2.31	$1.34	$0.02
Income/(loss) from discontinued operations	(0.04)	(0.15)	(0.11)	—	0.01

Earnings per diluted common share	$2.31	$2.20	$2.20	$1.34	$0.03

Weighted-average number of common shares outstanding:
Basic	66,472	63,568	53,563	52,418	48,723
Diluted	76,376	73,504	62,937	63,058	57,672
Financial Condition
Total assets	$9,518,151	$9,008,870	$6,966,140	$4,951,900	$4,213,115
Long-term obligations	$707,500	$410,631	$471,810	$89,457	$90,741
Shareholders’ equity	$2,322,038	$2,058,849	$1,494,661	$1,302,105	$1,253,883

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

The following items should be considered when comparing the data from year to year: 1) the merger with TWPG on July 1, 2010; 2) the acceleration of our deferred compensation expense during 2010 as a result of the plan modification; 3) litigation-related expenses in 2011 associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts; 4) the acquisition of Stone & Youngberg on October 1, 2011; 5) the gains recognized on our investment in Knight Capital Group, Inc. during 2012; 6) the merger with KBW on February 15, 2013; 7) the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group in July 2013; 8) the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business during 2013; 9) the recognition of a U.S. tax benefit in connection with discontinuing the business operations of SN Canada during the third quarter of 2013; and 10) the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel during 2014 and the expensing of stock awards issued as retention as part of the Oriel and 1919 Investment Counsel acquisitions in 2014. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional, and corporate clients quality, personalized service, with the theory that if we place clients’ needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the nation’s leading wealth management and investment banking firms. We have grown our business both organically and through opportunistic acquisitions.

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

Stifel Financial Corp., through its wholly owned subsidiaries, principally Stifel, Stifel Bank, SNEL, CSA, KBW, Oriel, Miller Buckfire, De La Rosa, 1919 Investment Counsel, 1919, and ZCM, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and in several European cities. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On April 3, 2014, we completed the acquisition of De La Rosa, a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

On July 31, 2014 we completed the acquisition of Oriel, a London-based stockbroking and investment banking firm. The combination of our company and Oriel brought together more than 250 professionals, which created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

On November 7, 2014, we completed the acquisition of 1919 Investment Counsel and 1919, an asset management and trust company that provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country.

On December 31, 2014, we acquired Merchant, a public finance investment banking firm headquartered in Montgomery, Alabama, which serves the Southeastern market. The strategic combination of Stifel and Merchant is expected to further strengthen our company’s position in several key underwriting markets in the Southeast.

On January 15, 2015 (the “redemption date”), we redeemed 100% of our company’s outstanding 6.70% Senior Notes due 2022. The redemption price was equal to the sum of the principal amount of the Notes outstanding and accrued and unpaid interest on the Notes up to, but not including, the redemption date.

On February 23, 2015, we entered into a definitive agreement to acquire Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base, including corporations, municipalities, and individual investors. The transaction values Sterne Agee at approximately $150.0 million. The closing consideration will consist of a combination of our company’s common stock and cash. Depending on shareholder elections, the minimum amount of our company’s common stock issued at closing is 1.42 million shares and the maximum amount issued is 1.62 million shares. Accordingly, the cash consideration will range from approximately $77.0 million to $66.0 million. The merger is subject to approval by Sterne Agee shareholders and is subject to regulatory approvals and customary conditions. The merger is expected to close during the second quarter of 2015.

On February 23, 2015, we entered into a definitive agreement to acquire Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities and individual investors. The consideration received by Sterne Agee shareholders will consist of a combination of our company’s common stock, valued at $51.55 per share, and cash, and is subject to adjustments for tangible book value and an indemnity earn-out relating to various indemnification obligations of the equityholders. Giving effect to those adjustments and the earn-out, the value of the merger consideration to be received by the Sterne Agee equityholders is expected to be approximately $150.0 million. Sterne Agee equityholders will make stock/cash elections that will determine the final mix of consideration. Depending on those elections, we will issue at the closing of the Merger between a minimum of 1.42 million shares and a maximum of 1.62 million shares. The cash consideration payable to Sterne Agee equityholders under the Merger Agreement is expected to range from $77.0 million to $66.0 million. The merger is subject to approval by Sterne Agee shareholders, regulatory approvals and other, customary conditions. The Merger is expected to close during the second quarter of 2015.

Results for the year ended December 31, 2014

For the year ended December 31, 2014, net revenues from continuing operations increased 11.9% to a record $2.21 billion compared to $1.97 billion during the comparable period in 2013. Net income, including continuing and discontinued operations, increased 8.7% to $176.1 million, or $2.31 per diluted common share, for the year ended December 31, 2014, compared to $162.1 million, or $2.20 per diluted common share, in 2013. Net income from continuing operations increased 3.6% to $179.1 million, or $2.35 per diluted common share, for the year ended December 31, 2014, compared to $172.9 million, or $2.35 per diluted common share, in 2013.

Our revenue growth for the year ended December 31, 2014, was primarily attributable to higher investment banking revenues as a result of improved M&A activity and increased capital-raising revenues; growth in asset management and service fees as a result of increased assets under management; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; and an increase in brokerage revenues. The increase in revenue growth over the comparable period in 2013 was offset by a decline in other revenues. In addition, our revenue growth was positively impacted by the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel during 2014.

The results for the year ended December 31, 2014, were impacted by certain non-recurring and merger-related expenses primarily related to the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel.

The results from continuing operations for the year ended December 31, 2013, were significantly impacted by the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business, and certain non-recurring and merger-related expenses.

In connection with discontinuing the business operations of SN Canada during the third quarter of 2013, we realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes in the foreseeable future as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference).

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2014, the key indicators of the markets’ performance, the NASDAQ, S&P 500, and Dow Jones Industrial Average, closed 13.4%, 11.4%, and 7.5% higher than their December 31, 2013, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014	2013	2012
Revenues:
Commissions	$674,418	$640,287	$518,803	5.3	23.4	30.5%	32.4%	32.6%
Principal transactions	409,823	408,954	380,160	0.2	7.6	18.6	20.7	23.8
Investment banking	578,689	457,736	292,686	26.4	56.4	26.2	23.2	18.4
Asset management and service fees	386,001	305,639	257,981	26.3	18.5	17.5	15.5	16.2
Interest	185,969	142,539	108,705	30.5	31.1	8.4	7.2	6.8
Other income	14,785	64,659	69,148	(77.1)	(6.5)	0.7	3.3	4.3

Total revenues	2,249,685	2,019,814	1,627,483	11.4	24.1	101.9	102.3	102.1
Interest expense	41,261	46,368	33,370	(11.0)	39.0	1.9	2.3	2.1

Net revenues	2,208,424	1,973,446	1,594,113	11.9	23.8	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	1,403,932	1,311,386	1,010,140	7.1	29.8	63.6	66.5	63.4
Occupancy and equipment rental	169,040	158,268	128,365	6.8	23.3	7.6	8.0	8.0
Communication and office supplies	106,926	99,726	79,406	7.2	25.6	4.8	5.0	5.0
Commissions and floor brokerage	36,555	37,225	29,610	(1.8)	25.7	1.7	1.9	1.9
Other operating expenses	201,177	181,612	116,845	10.8	55.4	9.1	9.2	7.3

Total non-interest expenses	1,917,630	1,788,217	1,364,366	7.2	31.1	86.8	90.6	85.6

Income from continuing operations before income taxes	290,794	185,229	229,747	57.0	(19.4)	13.2	9.4	14.4
Provision for income taxes	111,664	12,322	84,451	*	(85.4)	5.1	0.6	5.3

Income from continuing operations	179,130	$172,907	$145,296	3.6	19.0	8.1%	8.8%	9.1%
Discontinued operations:
Loss from discontinued operations, net of tax	(3,063)	(10,894)	(6,723)	71.9	62.1	(0.1)	(0.5)	(0.4)

Net income	$176,067	$162,103	$138,573	8.7	16.9	8.0%	8.3%	8.7%

*	Percentage not meaningful.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Commissions	$674,418	$640,287	$518,803	5.3%	23.4%
Principal transactions	409,823	408,954	380,160	0.2	7.6
Investment banking:
Capital raising	305,198	256,012	198,011	19.2	29.3
Advisory	273,491	201,724	94,675	35.6	113.1

	578,689	457,736	292,686	26.4	56.4
Asset management and service fees	386,001	305,639	257,981	26.3	18.5
Net interest	144,708	96,171	75,335	50.5	27.7
Other income	14,785	64,659	69,148	(77.1)	(6.5)

Total net revenues	$2,208,424	$1,973,446	$1,594,113	11.9%	23.8%

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment, and the acquisitions of De La Rosa on April 3, 2014, Oriel on July 31, 2014, and 1919 Investment Counsel on November 7, 2014. The results of operations for De La Rosa, Oriel, and 1919 Investment Counsel are included in our results prospectively from the date of their respective acquisitions.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2014, commission revenues increased 5.3% to $674.4 million from $640.3 million in 2013. The increase is primarily attributable to an increase in mutual fund and equity transactions.

Principal transactions – For the year ended December 31, 2014, principal transactions revenues increased 0.2% to $409.8 million from $409.0 million in 2013. The increase from 2013 is primarily attributable to higher institutional brokerage revenues as a result of higher volumes. The increase is also attributable to the revenues generated by the fixed income business acquired from Knight Capital in July 2013.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2014, investment banking revenues increased 26.4%, to $578.7 million from $457.7 million in 2013. The increase is primarily attributable to an increase in advisory fees and equity-capital raising revenues.

Capital-raising revenues increased 19.2% to $305.2 million for the year ended December 31, 2014, from $256.0 million in 2013. For the year ended December 31, 2014, equity capital-raising revenues increased 26.8% to $232.5 million from $183.3 million in 2013. For the year ended December 31, 2014, fixed income capital-raising revenues remained consistent with 2013 at $72.7 million.

Strategic advisory fees increased 35.6% to $273.5 million for the year ended December 31, 2014, from $201.7 million in 2013. The increase is primarily attributable to an increase in the number of completed advisory transactions during 2014.

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

For the year ended December 31, 2014, asset management and service fee revenues increased 26.3% to $386.0 million from $305.6 million in 2013. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2014, other income decreased 77.1% to $14.8 million from $64.7 million during 2013. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment and the acquisitions of KBW, Inc. on February 15, 2013, Knight Capital Fixed Income business on July 1, 2013, and Miller Buckfire on December 20, 2012. The results of operations for KBW, Inc., Knight Capital Fixed Income business, and Miller Buckfire are included in our results prospectively from the date of their respective acquisitions.

Commissions – For the year ended December 31, 2013, commission revenues increased 23.4% to $640.3 million from $518.8 million in 2012. The increase is primarily attributable to an increase in OTC transactions from the comparable period in 2012.

Principal transactions – For the year ended December 31, 2013, principal transactions revenues increased 7.6% to $409.0 million from $380.2 million in 2012. The increase is primarily attributable to an increase in equity and fixed income institutional brokerage revenues as a result of higher trading volumes.

Investment banking – For the year ended December 31, 2013, investment banking revenues increased 56.4%, to $457.7 million from $292.7 million in 2012. The increase was attributable to an increase in equity capital-raising revenues and an increase in strategic advisory fees. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire.

Capital-raising revenues increased 29.3% to $256.0 million for the year ended December 31, 2013, from $198.0 million in 2012. During the year ended December 31, 2013, equity capital-raising revenues increased 49.8% to $183.3 million from $122.4 million in 2012. The increase is primarily attributable to improved equity capital markets during 2013. For the year ended December 31, 2013, fixed income capital-raising revenues decreased 3.9% to $72.7 million from $75.7 million in 2012. Fixed income capital-raising revenues were impacted by a decrease in the municipal bond origination business in 2013.

Strategic advisory fees increased 113.1% to $201.7 million for the year ended December 31, 2013, from $94.7 million in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2012.

Asset management and service fees – For the year ended December 31, 2013, asset management and service fee revenues increased 18.5% to $305.6 million from $258.0 million in 2012. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

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

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel)	$481,210	$19,095	3.97%	$462,897	$18,222	3.94%	$488,899	$19,079	3.90%
Interest-earning assets (Stifel Bank) *	4,912,382	143,146	2.91%	4,224,407	101,489	2.42%	2,867,628	74,864	2.60%
Other (Stifel)		23,728			22,828			14,762

Total interest revenue		$185,969			$142,539			$108,705

Interest-bearing liabilities:
Short-term borrowings (Stifel)	$97,815	$1,092	1.12%	$252,948	$3,176	1.26%	$184,413	$2,029	1.10%
Interest-bearing liabilities (Stifel Bank) *	4,598,530	7,926	0.17%	3,967,402	11,775	0.30%	2,665,523	15,013	0.56%
Stock loan (Stifel)	45,758	76	0.17%	91,194	152	0.17%	137,284	216	0.16%
Senior notes (Stifel Financial Corp.)	460,178	26,617	5.78%	325,000	20,648	6.35%	168,989	11,777	6.97%
Interest-bearing liabilities (Capital Trusts)	82,500	1,687	2.04%	82,500	1,729	2.10%	82,500	2,956	3.58%
Other (Stifel)		3,863			8,888			1,379

Total interest expense		$41,261			$46,368			$33,370

Net interest income		$144,708			$96,171			$75,335

*	See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bank’s average balances and interest income and expense.

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2014, net interest income increased 50.5% to $144.7 million from $96.2 million in 2013.

For the year ended December 31, 2014, interest revenue increased 30.5% to $186.0 million from $142.5 million in 2013, principally as a result of a $41.7 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.9 billion during the year ended December 31, 2014, compared to $4.2 billion during 2013 at average interest rates of 2.91% and 2.42%, respectively.

For the year ended December 31, 2014, interest expense decreased 11.0% to $41.3 million from $46.4 million in 2013. The decrease is primarily attributable to a decline in interest expense paid on the interest-bearing liabilities of Stifel Bank and the payoff of our non-recourse debt during the fourth quarter of 2013, partially offset by the interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Net interest income – For the year ended December 31, 2013, net interest income increased 27.7% to $96.2 million from $75.3 million in 2012.

For the year ended December 31, 2013, interest revenue increased 31.1% to $142.5 million from $108.7 million in 2012, principally as a result of a $26.6 million increase in revenue generated from the growth in interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.2 billion during the year ended December 31, 2013, compared to $2.9 billion in 2012 at average interest rates of 2.42% and 2.60%, respectively.

For the year ended December 31, 2013, interest expense increased 39.0% to $46.4 million from $33.4 million in 2012. The increase is primarily attributable to the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Non-interest expenses:
Compensation and benefits	$1,403,932	$1,311,386	$1,010,140	7.1%	29.8%
Occupancy and equipment rental	169,040	158,268	128,365	6.8	23.3
Communications and office supplies	106,926	99,726	79,406	7.2	25.6
Commissions and floor brokerage	36,555	37,225	29,610	(1.8)	25.7
Other operating expenses	201,177	181,612	116,845	10.8	55.4

Total non-interest expenses	$1,917,630	$1,788,217	$1,364,366	7.2%	31.1%

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions, and increased administrative overhead to support the growth in our segments.

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

For the year ended December 31, 2014, compensation and benefits expense increased 7.1% to $1.40 billion from $1.31 billion in 2013. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) an increase in fixed compensation for the additional administrative support staff; and 3) increased headcount.

Compensation and benefits expense for the year ended December 31, 2014, includes a non-cash charge of $17.9 million (pre-tax) related to the expensing of certain restricted stock awards granted to employees of Oriel and 1919 Investment Counsel at the respective closing dates of those acquisitions. There were no continuing service requirements associated with these restricted stock awards, and accordingly, they were expensed on the date of grant.

Compensation and benefits expense as a percentage of net revenues was 63.6% for the year ended December 31, 2014, compared to 66.5% for the year ended December 31, 2013.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, of $104.2 million (4.7% of net revenues) for the year ended December 31, 2014, compared to $91.5 million (4.6% of net revenues) in 2013. The upfront notes are amortized over a five- to ten-year period.

Occupancy and equipment rental – For the year ended December 31, 2014, occupancy and equipment rental expense increased 6.8% to $169.0 million from $158.3 million in 2013. The increase is primarily due to the increase in rent and depreciation expense due to an increase in office locations. As of December 31, 2014, we have 367 locations compared to 357 at December 31, 2013.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2014, communications and office supplies expense increased 7.2% to $106.9 million from $99.7 million in 2013. The increase is primarily attributable to our growth from our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the year ended December 31, 2014, commissions and floor brokerage expense decreased 1.8% to $36.6 million from $37.2 million in 2013. The decrease is primarily attributable to a decrease in trade execution costs.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, and professional service expenses.

For the year ended December 31, 2014, other operating expenses increased 10.8% to $201.2 million from $181.6 million in 2013. The increase is primarily attributable to an increase in legal expenses, professional service fees in connection with our acquisition and regulatory compliance enhancement measures, travel and promotion, and license fees.

Provision for income taxes – For the year ended December 31, 2014, our provision for income taxes was $111.7 million, representing an effective tax rate of 38.4%, compared to $12.3 million in 2013, representing an effective tax rate of 6.7%. The provision for income taxes for the year ended December 31, 2014, was impacted by the decrease in the valuation allowance related to certain state credits and foreign net operating losses that we have determined to be more likely than not realizable. The provision for income taxes for the year ended December 31, 2013, was impacted by the U.S. tax benefit arising out of our company’s investment in SN Canada.

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

Compensation and benefits – For the year ended December 31, 2013, compensation and benefits expense increased 29.8% to $1.31 billion from $1.01 billion in 2012. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) an increase in fixed compensation for the additional administrative support staff: and 3) the expensing of stock awards issued to employees as retention in conjunction with the acquisitions of the Knight Capital Fixed Income business and KBW, Inc.

On the respective closing dates of the acquisitions of KBW, Inc. and the Knight Capital Fixed Income business, we granted restricted stock or restricted stock units to certain employees as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly, they were expensed on the date of grant. The expensing of the awards resulted in a non-cash charge (pre-tax) during the year ended December 31, 2013, of $50.7 million.

Compensation and benefits expense as a percentage of net revenues was 66.5% for the year ended December 31, 2013, compared to 63.4% for the year ended December 31, 2012.

Compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, of $91.5 million (4.6% of net revenues) for the year ended December 31, 2013, compared to $73.1 million (4.6% of net revenues) in 2012. The upfront notes are amortized over a five- to ten-year period.

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

Other operating expenses – For the year ended December 31, 2013, other operating expenses increased 55.4% to $181.6 million from $116.8 million during in 2012. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions, and subscriptions expenses.

Provision for income taxes – For the year ended December 31, 2013, our provision for income taxes was $12.3 million, representing an effective tax rate of 6.7%, compared to $84.5 million in 2012, representing an effective tax rate of 36.8%. We realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada in connection with discontinuing the business operations of SN Canada during the third quarter of 2013. See Note 24 to our consolidated financial statements for further discussion of the provision for income taxes.

DISCONTINUED OPERATIONS

SN Canada ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Net revenues	$(121)	$11,794	$18,537

Restructuring expense	217	6,881	—
Operating expenses	3,924	15,697	22,412

Total non-interest expenses	4,141	22,578	22,412

Income/(loss) from discontinued operations before income taxes	(4,262)	(10,784)	(3,875)
Income tax expense/(benefit)	(1,199)	110	2,848

Loss from discontinued operations, net of tax	$(3,063)	$(10,894)	$(6,723)

See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

SEGMENT PERFORMANCE FROM CONTINUING OPERATIONS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank, which provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014	2013	2012
Revenues:
Commissions	$453,730	$428,610	$370,941	5.9%	15.5%	36.8%	38.4%	37.4%
Principal transactions	184,476	204,194	209,716	(9.7)	(2.6)	15.0	18.3	21.2
Asset management and service fees	385,182	304,541	257,257	26.5	18.4	31.2	27.3	25.9
Interest	166,402	122,413	97,048	35.9	26.1	13.5	10.9	9.8
Investment banking	45,768	49,921	51,140	(8.3)	(2.4)	3.7	4.4	5.2
Other income	8,801	25,165	23,215	(65.0)	8.4	0.7	2.3	2.3

Total revenues	1,244,359	1,134,844	1,009,317	9.7	12.4	100.9	101.6	101.8
Interest expense	11,708	17,665	17,720	(33.7)	(0.3)	0.9	1.6	1.8

Net revenues	1,232,651	1,117,179	991,597	10.3	12.7	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	703,679	648,681	576,744	8.5	12.5	57.1	58.1	58.2
Occupancy and equipment rental	71,526	65,686	63,146	8.9	4.0	5.8	5.8	6.4
Communication and office supplies	38,779	36,897	36,105	5.1	2.2	3.2	3.3	3.6
Commissions and floor brokerage	13,913	15,185	12,999	(8.4)	16.8	1.1	1.4	1.3
Other operating expenses	57,776	51,158	35,934	12.9	42.4	4.7	4.6	3.6

Total non-interest expenses	885,673	817,607	724,928	8.3	12.8	71.9	73.2	73.1

Income before income taxes	$346,978	$299,572	$266,669	15.8%	12.3%	28.1%	26.8%	26.9%

	December 31,
	2014	2013	2012

Branch offices (actual)	330	316	307
Financial advisors (actual)	1,965	1,934	1,890
Independent contractors (actual)	138	143	151

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

NET REVENUES

For the year ended December 31, 2014, Global Wealth Management net revenues increased 10.3% to a record $1.23 billion from $1.12 billion in 2013. The increase in net revenues for the year ended December 31, 2014, over 2013, is primarily attributable to growth in asset management and service fees; increased net interest revenues; and an increase in commission revenues. The increase in net revenues was partially offset by a decline in principal transaction revenues, other income, and investment banking revenues.

Commissions – For the year ended December 31, 2014, commission revenues increased 5.9% to $453.7 million from $428.6 million in 2013. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds, and insurance products, partially offset by lower trading volumes impacting the environment for both us and the industry.

Principal transactions – For the year ended December 31, 2014, principal transactions revenues decreased 9.7% to $184.5 million from $204.2 million in 2013. The decrease is primarily attributable to a decrease in fixed income products as a result of lower trading volumes and the current, low interest rate environment.

Asset management and service fees – For the year ended December 31, 2014, asset management and service fees increased 26.5% to $385.2 million from $304.5 million in 2013. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues are billed in arrears based on values as of the prior period end. The value of assets in fee-based accounts at December 31, 2014 increased 20.4% to 34.9 billion from 29.0 billion at December 31, 2013, of which 52.9% is attributable to net inflows and 47.1% is attributable to market appreciation. The number of fee-based accounts at December 31, 2014, increased 15.4% from December 31, 2013.

Interest revenue – For the year ended December 31, 2014, interest revenue increased 35.9% to $166.4 million from $122.4 million in 2013. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. This growth is driven by an increase in the loan portfolio, which has higher yields and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 8.3% to $45.8 million for the year ended December 31, 2014, from $49.9 million in 2013. The decrease is primarily attributable to a decrease in corporate equity sales credits from 2013.

Other income – For the year ended December 31, 2014, other income decreased 65.0% to $8.8 million from $25.2 million 2013. The decrease from 2013 is primarily attributable to a decrease in mortgage fees from loan originations at Stifel Bank and investment losses.

Interest expense – For the year ended December 31, 2014, interest expense decreased 33.7% to $11.7 million from $17.7 million in 2013. The decrease is primarily attributable to lower interest expense on the interest-bearing liabilities of Stifel Bank, which is driven by the run-off of the time deposits from the Acacia Federal acquisition and amortization of the notional value of our interest rate derivatives.

NON-INTEREST EXPENSES

For the year ended December 31, 2014, Global Wealth Management non-interest expenses increased 8.3% to $885.7 million from $817.6 million in 2013.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of December 31, 2014, we have 330 branch offices compared to 316 at December 31, 2013. In addition, since December 31, 2013, we have added 123 financial advisors and 332 support staff.

Compensation and benefits – For the year ended December 31, 2014, compensation and benefits expense increased 8.5% to $703.7 million from $648.7 million in 2013. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 57.1% for the year ended December 31, 2014, compared to 58.1% in 2013.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, of $65.5 million (5.3% of net revenues) for the year ended December 31, 2014, compared to $65.8 million (5.9% of net revenues) in 2013. The upfront notes are amortized over a five- to ten-year period.

Occupancy and equipment rental – For the year ended December 31, 2014, occupancy and equipment rental expense increased 8.9% to $71.5 million from $65.7 million in 2013. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the year ended December 31, 2014, communications and office supplies expense increased 5.1% to $38.8 million from $36.9 million in 2013. The increase is primarily attributable to higher office supplies expense as a result of the continued expansion of the segment.

Commissions and floor brokerage – For the year ended December 31, 2014, commissions and floor brokerage expense decreased 8.4% to $13.9 million from $15.2 million in 2013. The decrease is primarily attributable to a decrease in clearing fees.

Other operating expenses – For the year ended December 31, 2014, other operating expenses increased 12.9% to $57.8 million from $51.2 million in 2013. The increase in other operating expenses is primarily attributable to an increase in legal expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2014, income before income taxes increased 15.8% to $347.0 million from $299.6 million in 2013. Profit margins (income before income taxes as a percent of net revenues) were positively impacted by revenue growth.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

NET REVENUES

For the year ended December 31, 2013, Global Wealth Management net revenues increased 12.7% to $1.12 billion from $991.6 million in 2012. The increase in net revenues for the year ended December 31, 2013 from 2012, is attributable to an increase in commission revenues; growth in asset management and service fees as a result of an increase in assets under management through market performance and increase in client assets; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank.

Commissions – For the year ended December 31, 2013, commission revenues increased 15.5% to $428.6 million from $370.9 million in 2012. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities, and insurance products.

Principal transactions – For the year ended December 31, 2013, principal transactions revenues decreased 2.6% to $204.2 million from $209.7 million in 2012. The decrease is primarily attributable to lower trading volumes.

Asset management and service fees – For the year ended December 31, 2013, asset management and service fees increased 18.4% to $304.5 million from $257.3 million in 2012. The increase is primarily a result of an increase in assets under management in our fee-based accounts. The value of assets in fee-based accounts increased 23.8% from December 31, 2012, of which 47.3% is attributable to net inflows and 52.7% is attributable to market appreciation. The number of fee-based accounts at December 31, 2013, increased 13.9% from December 31, 2012.

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

Investment banking – Investment banking decreased 2.4% to $49.9 million for the year ended December 31, 2013, from $51.1 million in 2012. See “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

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

Compensation and benefits expense as a percentage of net revenues was 58.1% for the year ended December 31, 2013, compared to 58.2% for the year ended December 31, 2012.

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

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2014			December 31, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest bearing cash and federal funds sold	$172,052	$420	0.24%	$289,553	$726	0.25%
State and municipal securities:
Taxable	8,403	512	6.09	113,111	3,938	3.48
Tax-exempt [1]	77,395	3,706	4.79	74,947	1,735	2.32
Mortgage-backed securities	1,373,446	36,248	2.64	1,248,829	28,685	2.30
Corporate fixed income securities	470,790	10,157	2.16	549,711	12,177	2.22
Asset-backed securities	966,022	20,903	2.16	740,426	15,590	2.11
Federal Home Loan Bank (“FHLB”) and other capital stock	8,090	32	0.40	4,198	30	0.71

Loans [2]	1,782,205	67,625	3.79	1,122,086	35,868	3.27
Loans held for sale	53,979	3,543	6.56	81,546	2,740	3.36

Total interest-earning assets [3]	4,912,382	$143,146	2.91%	4,224,407	$101,489	2.42%
Cash and due from banks	3,526			8,126
Other non interest-earning assets	143,356			66,195

Total assets	$5,059,264			$4,298,728

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,419,699	$8,214	0.19%	$3,844,984	$10,781	0.28%
Time deposits	133,842	(402)	(0.30)	43,288	908	2.10
Demand deposits	63,158	33	0.05	72,091	45	0.06
Savings	520	—	—	2,683	5	0.20
FHLB advances	27,534	81	0.29	4,356	36	0.81

Total interest-bearing liabilities [3]	4,644,753	7,926	0.17	3,967,402	11,775	0.30
Non interest-bearing deposits	20,345			11,182
Other non interest-bearing liabilities	23,188			24,088

Total liabilities	4,688,286			4,002,672
Stockholders’ equity	370,978			296,056

Total liabilities and stockholders’ equity	$5,059,264			$4,298,728

Net interest margin		$135,220	2.75%		$89,714	2.14%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$151,362	$364	0.24%
State and municipal securities:
Taxable	119,696	5,202	4.35
Tax-exempt [1]	9,277	252	2.72
Mortgage-backed securities	757,890	19,260	2.54
Corporate fixed income securities	524,572	12,253	2.34
Asset-backed securities	431,030	8,858	2.06
FHLB and other capital stock	2,850	40	1.40
Loans [2]	736,283	24,085	3.27
Loans held for sale	134,668	4,550	3.38

Total interest-earning assets [3]	2,867,628	$74,864	2.60%
Cash and due from banks	7,088
Other non interest-earning assets	73,521

Total assets	$2,948,237

Liabilities and stockholders’ equity:
Deposits:
Money market	$2,606,605	$14,892	0.57%
Demand deposits	1,546	44	2.86
Time deposits	49,869	63	0.13
Savings	4,410	2	0.05
FHLB advances	3,093	12	0.38

Total interest-bearing liabilities [3]	2,665,523	15,013	0.56
Non interest-bearing deposits	21,060
Other non interest-bearing liabilities	41,867

Total liabilities	2,728,450
Stockholders’ equity	219,787

Total liabilities and stockholders’ equity	$2,948,237

Net interest margin		$59,851	2.08%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2014, interest revenue for Stifel Bank of $143.1 million was generated from weighted-average interest-earning assets of $4.91 billion at a weighted-average interest rate of 2.91%. For the year ended December 31, 2013, interest revenue for Stifel Bank of $101.5 million was generated from weighted-average interest-earning assets of $4.22 billion at a weighted-average interest rate of 2.42%. For the year ended December 31, 2012, interest revenue for Stifel Bank of $74.9 million was generated from weighted-average interest-earning assets of $2.87 billion at a weighted-average interest rate of 2.60%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits, and other interest expense. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2014, was $4.64 billion at a weighted-average interest rate of 0.17%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2013, was $3.97 billion at a weighted-average interest rate of 0.30%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2012, was $2.67 billion at a weighted-average interest rate of 0.56%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel. At December 31, 2014, the balance of Stifel brokerage customer deposits at Stifel Bank was $4.7 billion compared to $4.3 billion at December 31, 2013.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(287)	$(19)	$(306)	$346	$16	$362
State and municipal securities:
Taxable	(17,983)	14,557	(3,426)	(274)	(990)	(1,264)
Tax-exempt	55	1,916	1,971	1,525	(42)	1,483
Mortgage-backed securities	1,997	5,566	7,563	11,421	(1,996)	9,425
Corporate fixed income securities	(1,692)	(328)	(2,020)	572	(648)	(76)
Asset-backed securities	4,870	443	5,313	6,510	222	6,732
FHLB and other capital stock	19	(17)	2	7	(17)	(10)
Loans	27,454	4,303	31,757	11,814	(31)	11,783
Loans held for sale	(1,158)	1,961	803	(1,785)	(25)	(1,810)

	$13,275	$28,382	$41,657	$30,136	$(3,511)	$26,625

Interest expense:
Deposits:
Money market	$1,445	$(4,012)	$(2,567)	$5,336	$(9,447)	$(4,111)
Time deposits	495	(1,805)	(1,310)	872	(8)	864
Demand deposits	(9)	(3)	(12)	22	(40)	(18)
Savings	(2)	(3)	(5)	4	(1)	3
FHLB advances	48	(3)	45	2	22	24

	$1,977	$(5,826)	$(3,849)	$6,236	$(9,474)	$(3,238)

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

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074

	$1,520,517	$7,133	$(14,172)	$1,513,478

Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017

	$1,177,565	$38,338	$(3,927)	$1,211,976

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336

	$1,762,516	$14,022	$(20,285)	$1,756,253

Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735

	$1,312,115	$7,324	$(13,480)	$1,305,959

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.
[2]	Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities [2]
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.
[2]	Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we did not recognize any credit-related OTTI during the years ended December 31, 2014 and 2013, respectively. We recognized a credit-related OTTI of $0.6 million in earnings for the year ended December 31, 2012.

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

We believe the gross unrealized losses related to all other securities of $14.2 million as of December 31, 2014, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2014, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: [1]
U.S. government agency securities	$452	$1,158	$—	$—	$1,610
State and municipal securities	—	—	1,655	72,746	74,401
Mortgage-backed securities:
Agency	—	—	40,223	168,983	209,206
Commercial	—	—	40,959	66,685	107,644
Non-agency	—	122	—	3,015	3,137
Corporate fixed income securities	131,980	163,407	42,019	—	337,406
Asset-backed securities	—	4,999	254,620	520,455	780,074

	$132,432	$169,686	$379,476	$831,884	$1,513,478

Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$—	$884,451	$884,451
Commercial	—	—	59,462	—	59,462
Non-agency	—	—	—	1,081	1,081
Asset-backed securities	—	—	—	177,335	177,335
Corporate fixed income securities	15,025	40,211	—	—	55,236

	$15,025	$40,211	$59,462	$1,062,867	$1,177,565

Weighted-average yield [2]	2.02%	2.02%	2.25%	2.10%	2.11%

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
[2]	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2014.

III.	Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio held for investment for the periods indicated (in thousands):

	As of December 31,
	2014	2013	2012	2011	2010
Commercial and industrial	$896,853	$552,333	$300,034	$186,996	$41,965
Consumer	758,288	509,484	425,382	371,399	266,806
Residential real estate	432,646	372,789	65,657	51,755	49,550
Commercial real estate	15,902	12,284	12,805	3,107	1,637
Home equity lines of credit	12,945	16,327	19,531	24,086	30,966
Construction and land	—	490	510	514	524

Total Gross loans	2,116,634	1,463,707	823,919	637,857	391,448
Unamortized loan discount	(30,533)	(45,100)	—	—	—
Unamortized loan origination costs, net of loan fees	(1,631)	(1,920)	(1,207)	(421)	392
Loans in process	1,681	334	1,370	4	233
Allowance for loan losses	(20,731)	(12,668)	(8,145)	(5,300)	(2,331)

	$2,065,420	$1,404,353	$815,937	$632,140	$389,742

The maturities of the loan portfolio at December 31, 2014, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$20,802	$579,477	$1,516,355	$2,116,634

The sensitivity of loans with maturities in excess of one year at December 31, 2014, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$551,714	$1,503,164	$2,054,878
Fixed rate loans	27,763	13,191	40,954

	$579,477	$1,516,355	$2,095,832

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses, beginning of period	$12,668	$8,145	$5,300	$2,331	$1,702
Provision for loan losses	8,531	8,842	3,004	2,925	460
Charge-offs:
Commercial and industrial	(510)	(3,864)	—	—	—
Residential real estate	—	(501)	(254)	(5)	(216)
Consumer	(16)	—	—	—	—
Commercial real estate	—	—	—	(5)	—
Other	(5)	(7)	—	—	(2)

Total charge-offs	(531)	(4,372)	(254)	(10)	(218)
Recoveries	63	53	95	54	387

Allowance for loan losses, end of period	$20,731	$12,668	$8,145	$5,300	$2,331

Net charge-offs to average bank loans outstanding, net	0.03%	0.40%	0.02%	(0.01)%	(0.05)%

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2014		December 31, 2013
	Balance	Percent [1]	Balance	Percent [1]
Commercial and industrial	$16,609	42.4%	$9,832	37.7%
Consumer	1,255	35.8	892	34.8
Residential real estate	787	20.4	408	25.5
Home equity lines of credit	267	0.8	174	1.1
Commercial real estate	232	0.6	198	0.8
Construction and land	—	—	12	—
Qualitative	1,581	—	1,152	—

	$20,731	100.0%	$12,668	100.0%

	December 31, 2012		December 31, 2011
	Balance	Percent [1]	Balance	Percent [1]
Commercial and industrial	$5,450	36.4%	$2,595	29.3%
Commercial real estate	691	1.5	633	0.5
Consumer	647	51.6	510	58.2
Residential real estate	408	8.0	679	8.1
Home equity lines of credit	195	2.4	—	—
Construction and land	13	0.1	—	—
Qualitative	741	—	883	3.9

	$8,145	100.0%	$5,300	100.0%

[1]	Loan category as a percentage of total loan portfolio.

	December 31, 2010
	Balance	Percent [1]
Commercial and industrial	$696	10.7%
Commercial real estate	278	0.4
Consumer	288	68.2
Residential real estate	681	12.7
Home equity lines of credit	—	—
Construction and land	—	—
Qualitative	388	8.0

	$2,331	100.0%

[1]	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2014, we had $4.9 million of non-accrual loans, net of discounts, which included $1.0 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2013, 2012, 2011, and 2010, we had $1.5 million, $1.8 million, $2.5 million, and $1.5 million of non-accrual loans, respectively, which included $0.4 million, $1.6 million, $0.3 million, and $0.4 million of trouble debt restructurings, respectively, for which there was a specific allowance of $0.2 million, $0.6 million, $0.6 million, and $0.2 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2014, 2013, 2012, 2011, and 2010, were insignificant to the consolidated financial statements.

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

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$4,473,104	0.05%	$3,847,886	0.30%	$2,656,474	0.56%
Certificates of deposit (time deposits)	$97,854	0.31%	$43,288	2.10%	$1,546	2.86%
Demand deposits (non-interest-bearing)	$17,710	*	$69,189	*	$21,060	*
Savings accounts	$38	0.05%	$2,683	0.20%	$4,410	0.05%

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2014, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$12,089	$11,058	$10,637	$8,502	$42,286

VI.	Return on Equity and Assets

	Year Ended December 31,
	2014	2013	2012
Return on assets (net income as a percentage of average total assets)	1.86%	1.89%	2.24%
Return on equity (net income as a percentage of average shareholders’ equity)	7.97%	8.25%	9.83%
Dividend payout ratio [1]	—%	—%	—%
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	23.42%	22.93%	22.86%

[1]	We did not declare or pay any dividends during 2014, 2013, or 2012.

VII.	Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
Year Ended December 31, 2014:
Amount outstanding at December 31, 2014	$—	$4,215
Weighted-average interest rate thereon	—%	nm

Maximum amount outstanding at any month-end	$414,900	$79,164

Average amount outstanding during the year	$97,815	$45,758
Weighted-average interest rate thereon	1.12%	0.17%

Year Ended December 31, 2013:
Amount outstanding at December 31, 2013	$55,700	$40,101
Weighted-average interest rate thereon	1.22%	0.16%

Maximum amount outstanding at any month-end	$546,200	$176,771

Average amount outstanding during the year	$252,948	$91,194
Weighted-average interest rate thereon	1.26%	0.17%

Year Ended December 31, 2012:
Amount outstanding at December 31, 2012	$304,700	$19,218
Weighted-average interest rate thereon	1.14%	0.24%

Maximum amount outstanding at any month-end	$319,400	$175,662

Average amount outstanding during the year	$184,413	$137,284
Weighted-average interest rate thereon	1.10%	0.16%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014	2013	2012
Revenues:
Commissions	$220,689	$211,678	$147,862	4.3%	43.2%	22.2%	24.5%	24.4%
Principal transactions	225,347	204,760	170,444	10.1	20.1	22.7	23.8	28.2

Advisory fees	273,333	202,223	94,675	35.2	113.6	27.5	23.5	15.7
Capital raising	259,587	205,591	146,871	26.3	40.0	26.1	23.9	24.3

Investment banking	532,920	407,814	241,546	30.7	68.8	53.6	47.4	40.0
Interest	21,801	18,544	9,737	17.6	90.4	2.2	2.2	1.6
Other income	2,205	30,876	41,151	(92.9)	(25.0)	0.2	3.6	6.8

Total revenues	1,002,962	873,672	610,740	14.8	43.1	100.9	101.5	101.0
Interest expense	9,381	12,514	6,086	(25.0)	105.6	0.9	1.5	1.0

Net revenues	993,581	861,158	604,654	15.4	42.4	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	620,001	524,870	380,185	18.1	38.1	62.4	61.0	62.9
Occupancy and equipment rental	47,326	46,004	25,524	2.9	80.2	4.8	5.3	4.2
Communication and office supplies	55,670	48,378	31,331	15.1	54.4	5.6	5.6	5.2
Commissions and floor brokerage	22,642	22,039	16,611	2.7	32.7	2.3	2.6	2.7
Other operating expenses	95,037	76,978	49,516	23.5	55.5	9.5	8.9	8.2

Total non-interest expenses	840,676	718,269	503,167	17.0	42.7	84.6	83.4	83.2

Income before income taxes	$152,905	$142,889	$101,487	7.0%	40.8%	15.4%	16.6%	16.8%

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

NET REVENUES

For the year ended December 31, 2014, Institutional Group net revenues increased 15.4% to $993.6 million from $861.2 million in 2013. The increase in net revenues for the year ended December 31, 2014, over 2013, was primarily attributable to an increase in advisory fees, improved capital-raising revenues, and growth of brokerage revenues.

Commissions – For the year ended December 31, 2014, commission revenues increased 4.3% to $220.7 million from $211.7 million in 2013.

Principal transactions – For the year ended December 31, 2014, principal transactions revenues increased 10.1% to $225.3 million from $204.8 million in 2013.

For the year ended December 31, 2014, equity brokerage revenues increased 9.2% to $249.8 million from $228.8 million in 2013. The increase is primarily attributable to higher trading volumes as a result of market volatility during the first half of 2014. This growth was negatively impacted during the third quarter of 2014 as a result of industry-wide declines in volume.

For the year ended December 31, 2014, fixed income brokerage revenues increased 4.5% to $196.2 million from $187.7 million in 2013. The increase is primarily attributable to an improvement in fixed income trading volumes in the first half of 2014, as a result of the acquisition of the fixed income business from Knight Capital in July 2013, offset by lower trading volumes in the third quarter of 2014 that impacted the industry.

Investment banking – For the year ended December 31, 2014, investment banking revenues increased 30.7% to $532.9 million from $407.8 million in 2013. The increase is attributable to higher advisory fees and capital-raising revenues in 2014 compared to 2013.

For the year ended December 31, 2014, strategic advisory fees increased 35.2% to $273.3 million from $202.2 million in 2013. The increase is primarily attributable to an increase in the number of completed advisory transactions and the aggregate transaction value over the comparable period in 2013.

For the year ended December 31, 2014, capital-raising revenues increased 26.3% to $259.6 million from $205.6 million in 2013.

For the year ended December 31, 2014, equity capital-raising revenues increased 29.5% to $202.1 million from $156.1 million in 2013. The increase was primarily attributable to an increase in the number of transactions over 2013.

For the year ended December 31, 2014, fixed income capital-raising revenues increased 16.1% to $57.5 million from $49.5 million in 2013. The increase is primarily attributable to the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, which was completed in July 2013, and De La Rosa, which closed on April 3, 2014, in addition to our investments over the past year in this business.

Other income – For the year ended December 31, 2014, other income decreased 92.9% to $2.2 million from $30.9 million in 2013. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during 2013.

NON-INTEREST EXPENSES

For the year ended December 31, 2014, Institutional Group non-interest expenses increased 17.0% to $840.7 million from $718.3 million in 2013.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 287 revenue producers and 62 support staff since December 31, 2013. This growth is primarily attributable to the acquisitions of De La Rosa and Oriel during the year ended December 31, 2014.

Compensation and benefits – For the year ended December 31, 2014, compensation and benefits expense increased 18.1% to $620.0 million from $524.9 million in 2013. The increase is principally due to the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 62.4% for the year ended December 31, 2014, compared to 61.0% in 2013.

Occupancy and equipment rental – For the year ended December 31, 2014, occupancy and equipment rental expense increased 2.9% to $47.3 million from $46.0 million in 2013. The increase is primarily due to the increase in office locations as a result of the growth of the business.

Communications and office supplies – For the year ended December 31, 2014, communications and office supplies expense increased 15.1% to $55.7 million from $48.4 million in 2013. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the year ended December 31, 2014, commissions and floor brokerage expense increased 2.7% to $22.6 million from $22.0 million in 2013. The increase is primarily attributable to the growth in trade execution costs from our flow business during the first half of 2014. This growth was negatively impacted during the second half of 2014 as a result of industry-wide declines in volumes.

Other operating expenses – For the year ended December 31, 2014, other operating expenses increased 23.5% to $95.0 million from $77.0 million in 2013. The increase is primarily attributable to an increase in legal expenses, professional service fees, and travel and promotion expenses.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2014, income before income taxes for the Institutional Group segment increased 7.0% to $152.9 million from $142.9 million in 2013. Profit margins (income before income taxes as a percentage of net revenues) have declined to 15.4% for the year ended December 31, 2014, from 16.6% in 2013 as a result of an increase in operating expenses.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

NET REVENUES

For the year ended December 31, 2013, Institutional Group net revenues increased 42.4% to $861.2 million from $604.7 million in 2012. The increase in net revenues for the year ended December 31, 2013, over the comparable period in 2012, is primarily attributable to an increase in advisory fees, higher equity institutional brokerage revenues, an increase in equity capital-raising revenues, and higher fixed income institutional brokerage revenues.

The increase in net revenues was impacted by the following factors: 1) our merger with KBW, 2) the acquisition of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, and 3) the acquisition of Miller Buckfire.

Commissions – For the year ended December 31, 2013, commission revenues increased 43.2% to $211.7 million from $147.9 million in 2012.

Principal transactions – For the year ended December 31, 2013, principal transactions revenues increased 20.1% to $204.8 million from $170.4 million in 2012.

For the year ended December 31, 2013, equity institutional brokerage revenues increased 54.1% to $228.8 million from $148.4 million in 2012. The increase is primarily attributable to an increase in trading activity as a result of market volatility.

For the year ended December 31, 2013, fixed income institutional brokerage revenues increased 10.5% to $187.7 million from $169.9 million in 2012. The increase is primarily attributable to an increase in fixed income trading volumes, which were positively impacted by the addition of sales and trading teams from Knight Capital Group.

Investment banking – For the year ended December 31, 2013, investment banking revenues increased 68.8% to $407.8 million from $241.5 million in 2012. The increase is attributable to an increase in advisory fee revenues over 2012. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire.

For the year ended December 31, 2013, strategic advisory fees increased 113.6% to $202.2 million from $94.7 million in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over 2012.

For the year ended December 31, 2013, capital-raising revenues increased 40.0% to $205.6 million from $146.9 million in 2012.

For the year ended December 31, 2013, equity capital-raising revenues increased 66.4% to $156.0 million from $93.8 million in 2012. The increase was primarily attributable to an increase in the number of transactions over 2012. During the year ended December 31, 2013, we were involved, as manager or co-manager, in 326 equity underwritings compared to 170 equity underwritings during 2012.

For the year ended December 31, 2013, fixed income capital-raising revenues decreased 6.7% to $49.5 million from $53.1 million in 2012. The decrease for the year ended December 31, 2013, from 2012, is primarily attributable to a decrease in the municipal bond origination business.

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

NON-INTEREST EXPENSES

For the year ended December 31, 2013, Institutional Group non-interest expenses increased 42.7% to $718.3 million from $503.2 million in 2012.

The increase in non-interest expenses was impacted by the following factors: 1) our merger with KBW, 2) the acquisition of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, and 3) the acquisition of Miller Buckfire.

Compensation and benefits – For the year ended December 31, 2013, compensation and benefits expense increased 38.1% to $524.9 million from $380.2 million in 2012. The increase is principally due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 61.0% for the year ended December 31, 2013, compared to 62.9% for the year ended December 31, 2012.

Occupancy and equipment rental – For the year ended December 31, 2013, occupancy and equipment rental expense increased 80.2% to $46.0 million from $25.5 million in 2012. The increase is primarily due to the increase in office locations from 32 at December 31, 2012, to 40 at December 31, 2013.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2013, income before income taxes for the Institutional Group segment increased 40.8% to $142.9 million from $101.5 million in 2012. Profit margins (income before income taxes as a percentage of net revenues) for the year ended December 31, 2013, have been impacted by an increase in net revenues, offset by an increase in non-compensation operating expenses.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net revenues	$(17,808)	$(4,891)	$(2,138)	(264.1)%	(128.7)%

Non-interest expenses:
Compensation and benefits	80,252	137,835	53,212	(41.8)	159.0
Other operating expenses	111,029	114,506	83,059	(3.0)	37.9

Total non-interest expenses	191,281	252,341	136,271	(24.2)	85.2

Loss before income taxes	$(209,089)	$(257,232)	$(138,409)	18.7%	(85.8)%

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Net revenues – For the year ended December 31, 2014, net revenues were negatively impacted by investment losses when compared to the prior year.

Compensation and benefits – For the year ended December 31, 2014, compensation and benefits expense decreased 41.8% to $80.3 million from $137.8 million in 2013.

Compensation and benefits expense for the year ended December 31, 2014, includes a non-cash charge of $17.9 million (pre-tax) related to the expensing of certain restricted stock awards granted to employees of Oriel and 1919 Investment Counsel at the respective closing dates of those acquisitions. There were no continuing service requirements associated with these restricted stock awards, and accordingly, they were expensed on the date of grant. During the year ended December 31, 2013, the expense associated with the granting of certain restricted stock awards in conjunction with our acquisitions where there was no continuing service requirement was $50.7 million.

Other operating expenses – For the year ended December 31, 2014, other operating expenses decreased 3.0% to $111.0 million from $114.5 million in 2013.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Net revenues – For the year ended December 31, 2013, net revenues decreased $2.8 million from 2012. Net revenues for the year ended December 31, 2013, was negatively impacted by the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes, offset by an increase in investment gains over the comparable period in 2012.

Compensation and benefits – For the year ended December 31, 2013, compensation and benefits expense increased 159.0% to $137.8 million from $53.2 million in 2012. The increase is principally due to the following: 1) an increase in fixed compensation for the additional administrative support staff, and 2) the expensing of stock awards issued to employees as retention as part of the Knight Capital Fixed Income business transaction and the acquisition of KBW, Inc.

On the respective closing dates of the acquisitions of KBW, Inc. and the Knight Capital Fixed Income business, we granted restricted stock units to certain employees as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly, they were expensed on the date of grant, which resulted in a non-cash charge (pre-tax) during the year ended December 31, 2013, of $50.7 million.

Other operating expenses – For the year ended December 31, 2013, other operating expenses increased 37.9% to $114.5 million from $83.1 million in 2012. The increase is primarily attributable to operating expenses (including merger-related expenses) associated with our acquisitions of the Knight Capital Fixed Income business, KBW, Inc., and Miller Buckfire.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $9.52 billion at December 31, 2014, were up 5.7% over December 31, 2013. The increase is primarily attributable to increases in bank loans and the recognition of goodwill associated with our acquisitions of De La Rosa, Oriel, 1919 Investment Counsel, and Merchant, partially offset by a decrease in our investment portfolio, which consists of available-for-sale and held-to-maturity securities. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2014, our liabilities were comprised primarily of senior notes of $625.0 million, trust preferred securities of $82.5 million, deposits of $4.79 billion at Stifel Bank, and payables to customers of $321.5 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $661.4 million. To meet our obligations to clients and operating needs, we had $689.8 million in cash and cash equivalents at December 31, 2014. We also had client brokerage receivables of $483.9 million at Stifel and $2.19 billion in loans held for investment at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $26.8 million to $689.8 million at December 31, 2014, from $716.6 million at December 31, 2013. Operating activities provided $250.3 million of cash primarily due to the net effect of non-cash items, net income recognized in 2014, and an increase in operating liabilities, offset by an increase in operating assets. Investing activities used cash of $392.9 billion due to an increase in our loan portfolio purchases of our available-for-sale and held-to-maturity securities as part of the investment strategy at Stifel Bank, acquisitions, net of acquired cash, purchases of investment securities, and fixed asset purchases, partially offset by proceeds from the maturity of available-for-sale securities, sale of investments, and bank customer loan repayments. Financing activities provided cash of $123.2 million primarily due to the proceeds from our $300.0 million senior note issuance in July 2014 and an increase in affiliated deposits, offset by a decrease in securities sold under agreements to repurchase and securities loaned, and repayments of our short-term borrowings.

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of our company. The Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate sensitivity of our company’s asset and liability position.

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

As of December 31, 2014, we had $9.5 billion in assets, $5.0 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,		Average
	2014	2013	Conversion
Cash and cash equivalents	$689,782	$716,560
Receivables from brokers, dealers, and clearing organizations	651,074	381,122	3 days
Securities purchased under agreements to resell	55,078	225,075	1 day
Financial instruments owned at fair value	782,912	799,214	5 days
Available-for-sale securities at fair value	1,513,478	1,756,253	3 days
Held-to-maturity securities at amortized cost	1,177,565	1,312,115	10 days
Investments	131,425	117,028	5 days

Total cash and assets readily convertible to cash	$5,001,314	$5,307,367

As of December 31, 2014 and 2013, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$37,134	$—	$43,104	$—
Financial instruments owned at fair value	39,180	425,108	263,809	686,997
Available-for-sale securities at fair value	—	1,210,193	—	504,100
Investments	—	41,150	—	51,051

	$76,314	$1,676,451	$306,913	$1,242,148

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, or respond to other unanticipated liquidity requirements. We primarily rely on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies and repurchase our shares. Net capital rules, restrictions under our borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

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

Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material business impact. The principal elements of our liquidity management framework are: (a) daily monitoring of our liquidity needs at the holding company and significant subsidiary level, (b) stress testing the liquidity positions of Stifel and Stifel Bank, and (c) diversification of our funding sources.

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

Liquidity stress testing (Firm-wide) – A liquidity stress test model is maintained by the Company that measures liquidity outflows across multiple scenarios at the major operating subsidiaries and details the corresponding impact to our holding company and the overall consolidated firm. Liquidity stress tests are utilized to ensure that current exposures are consistent with the Company’s established liquidity risk tolerance and, more specifically, to identify and quantify sources of potential liquidity strain. Further, the stress tests are utilized to analyze possible impacts on the Company’s cash flows, liquidity position, profitability, and solvency. The outflows are modeled over a 30-day liquidity stress timeframe and include the impact of idiosyncratic and macro-economic stress events.

The assumptions utilized in the Company’s liquidity stress tests include, but are not limited to, the following:

•	No government support

•	No access to equity and unsecured debt markets within the stress horizon

•	Higher haircuts and significantly lower availability of secured funding

•	Additional collateral that would be required by trading counter-parties, certain exchanges, and clearing organizations related to credit rating downgrades

•	Additional collateral that would be required due to collateral substitution, collateral disputes, and uncalled collateral

•	Drawdowns on unfunded commitments provided to third parties

•	Client cash withdrawals and reduction in customer short positions that fund long positions

•	Return of securities borrowed on an uncollateralized basis

•	Maturity roll-off of outstanding letters of credit with no further issuance

At December 31, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

Liquidity stress testing (Stifel Bank) – Stifel Bank performs three primary stress tests on its liquidity position. These stress tests are based on the following company-specific stresses: (1) the amount of deposit run-off that Stifel Bank could withstand over a one-month period of time based on its on-balance sheet liquidity and available credit, (2) Stifel Bank’s ability to fund operations if all available credit were to be drawn immediately, with no additional available credit, and (3) Stifel Bank’s ability to fund operations under a regulatory prompt corrective action. The goal of these stress tests is to determine Stifel Bank’s ability to fund continuing operations under significant pressures on both assets and liabilities.

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2014, available cash and highly liquid investments comprised approximately 30% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At December 31, 2014, we have $91.6 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $689.8 million of cash and cash equivalents at December 31, 2014, compared to $716.6 million at December 31, 2013. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $1.51 billion in available-for-sale investment securities at December 31, 2014, compared to $1.76 billion at December 31, 2013. As of December 31, 2014, the weighted-average life of the investment securities portfolio was approximately 2.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of December 31, 2014, we had $4.79 billion in deposits compared to $4.66 billion at December 31, 2013. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2014, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the year ended December 31, 2014. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at December 31, 2014, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At December 31, 2014, we were in compliance with all covenants.

At December 31, 2014, we had no short-term borrowings. At December 31, 2013, short-term borrowings were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $97.8 million, $252.9 million, and $184.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, at average daily interest rates of 1.12%, 1.26%, and 1.10%, respectively.

The average outstanding securities lending arrangements utilized in financing activities were $45.8 million, $91.2 million, and $137.3 million during the years ended December 31, 2014, 2013, and 2012, respectively, at average daily effective interest rates of 0.17%, 0.17%, and 0.16%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings – Our committed short-term bank line financing at December 31, 2014, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At December 31, 2014, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $1.36 billion at December 31, 2014, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $4.70 billion at December 31, 2014.

Public Offering of Senior Notes – On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the “Notes”). Interest on the Notes accrue from January 23, 2012, and will be paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on April 15, 2012. The Notes will mature on January 15, 2022. Proceeds from the notes issuance of $169.3 million, after discounts, commissions, and expenses, were used for general corporate purposes. In January 2012, we received an initial credit rating from Standard & Poor’s Financial Services LLC of BBB-, along with a BBB- rating on the notes. We redeemed the 100% of the outstanding Notes on January 15, 2015, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption.

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

On July 15, 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024 (the “2014 Notes”). Interest on the 2014 Notes is payable semi-annually in arrears. We may redeem the 2014 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2014 Notes issuance of $295.3 million, after discounts, commissions, and expenses, were used for general corporate purposes. In July 2014, we received a BBB- rating on the 2014 Notes.

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

Use of Capital Resources – On April 3, 2014, we completed the acquisition of De La Rosa, a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California. We funded the purchase of De La Rosa with cash available from operations.

On July 31, 2014, we completed the acquisition of Oriel, a London-based stockbroking and investment banking firm. The combination of our company and Oriel brought together more than 250 professionals, which created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services. Consideration for this acquisition consisted of cash available from operations and the Company’s common stock.

On November 7, 2014, we completed the acquisition of 1919 Investment Counsel, and 1919 an asset management and trust company that provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country. We funded the purchase of 1919 Investment Counsel, and 1919 with cash available from operations.

On December 31, 2014, we acquired Merchant, a public finance investment banking firm headquartered in Montgomery, Alabama, which serves the Southeastern market. The strategic combination of Stifel and Merchant is expected to further strengthen our company’s position in several key underwriting markets in the Southeast. Consideration for this acquisition consisted of cash available from operations and the Company’s common stock.

On January 15, 2015 (the “redemption date”), we redeemed 100% of our company’s outstanding 6.70% Senior Notes due 2022. The redemption price was equal to the sum of the principal amount of the Notes outstanding and accrued and unpaid interest on the Notes up to, but not including, the redemption date.

On February 23, 2015, we entered into a definitive agreement to acquire Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities and individual investors. The consideration received by Sterne Agee shareholders will consist of a combination of our company’s common stock, valued at $51.55 per share, and cash, and is subject to adjustments for tangible book value and an indemnity earn-out relating to various indemnification obligations of the equityholders. Giving effect to those adjustments and the earn-out, the value of the merger consideration to be received by the Sterne Agee equityholders is expected to be approximately $150.0 million. Sterne Agee equityholders will make stock/cash elections that will determine the final mix of consideration. Depending on those elections, we will issue at the closing of the Merger between a minimum of 1.42 million shares and a maximum of 1.62 million shares. The cash consideration payable to Sterne Agee equityholders under the Merger Agreement is expected to range from $77.0 million to $66.0 million. The merger is subject to approval by Sterne Agee shareholders, regulatory approvals and other, customary conditions. The Merger is expected to close during the second quarter of 2015.

The following table summarizes the activity related to our company’s note receivable from January 1, 2013 to December 31, 2014 (in thousands):

	2014	2013
Beginning balance – January 1	$184,458	$179,284
Notes issued – organic growth	70,871	51,646
Notes issued – acquisitions [1]	10,830	20,248
Amortization	(64,735)	(64,930)
Other	(3,667)	(1,790)

Ending balance – December 31	$197,757	$184,458

[1]	Notes issued in conjunction with the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, Inc. in 2013 and the notes issued in conjunction with our acquisition of 1919 Investment Counsel in 2014.

We have paid $70.9 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2014. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel. In addition, we have paid $10.8 million in the form of notes to associates of acquired companies for retention during the year ended December 31, 2014.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2015, 2016, 2017, 2018, 2019, and thereafter are $52.8 million, $41.4 million, $30.3 million, $23.5 million, $16.9 million, and $26.7 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At December 31, 2014, the total number of stock units outstanding was 18.4 million, of which 11.4 million were unvested. At December 31, 2014, there was unrecognized compensation cost for stock units of $314.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the years ended December 31, 2015, 2016, 2017, 2018, 2019, and thereafter are $83.1 million, $72.8 million, $60.4 million, $45.5 million, $23.9 million, and $29.2 million, respectively. These estimates could change if our forfeitures change from historical levels.

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2014, we estimate that TWP customers held $15.2 million par value of ARS, which may be repurchased over the next year. The amount estimated for repurchase assumes no issuer redemptions.

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

At December 31, 2014, Stifel had net capital of $369.6 million, which was 63.3% of aggregate debit items and $357.9 million in excess of its minimum required net capital. At December 31, 2014, KBW’s, CSA’s, Merchant’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2014, SNEL’s, Oriel’s, and Keefe, Bruyette & Woods Limited’s (“KBW Limited”) capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2014, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At December 31, 2014, Level 3 assets for which we bear economic exposure were $168.5 million or 6.4% of the total assets measured at fair value. During the year ended December 31, 2014, we recorded purchases of $15.2 million and sales and redemptions of $78.5 million of Level 3 assets. We transferred $8.4 million, net, out of Level 3 during the year ended December 31, 2014. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $8.1 million.

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

At December 31, 2014, Level 3 assets included the following: $91.6 million of auction rate securities and $76.9 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2014, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.5 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement, will not be collectible. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Topic 740 (“Topic 740”), “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2014, with no impairment identified.

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

Dilution

As of December 31, 2014, there were 126,374 shares of our common stock issuable on outstanding options, with an average-weighted exercise price of $31.61, and 18,360,587 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. Of the outstanding restricted stock unit awards, 6,956,418 shares are currently vested and 11,404,169 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,846,259 shares under these awards will be distributed in 2015, 3,221,639 will be distributed in 2016, 2,807,950 will be distributed in 2017, and the balance of 9,484,739 will be distributed thereafter.

An employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of the shares at that time, and we are entitled to a corresponding tax deduction in the year of issuance. Unless an employee elects to satisfy the withholding in another manner, either by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by the individual for at least six months, we may satisfy tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards. The reduction will be calculated based on a current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy the minimum withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Senior notes [1,2,3]	$625,000	$175,000	$—	$—	$—	$—	$450,000
Interest on senior notes	221,300	24,475	24,475	24,475	24,475	24,475	98,925
Debenture to Stifel Financial Capital Trust II 4	35,000	—	—	—	—	—	35,000
Interest on debenture [4]	13,737	662	662	662	662	662	10,427
Debenture to Stifel Financial Capital Trust III [5]	35,000	—	—	—	—	—	35,000
Interest on debenture [5]	16,082	715	715	715	715	715	12,507
Debenture to Stifel Financial Capital Trust IV 6	12,500	—	—	—	—	—	12,500
Interest on debenture [5]	5,743	255	255	255	255	255	4,468
Operating leases	479,758	78,683	72,041	62,201	53,670	48,172	164,991
Commitments to extend credit – Stifel Bank [7]	491,313	152,688	21,911	56,820	120,306	139,351	227
ARS repurchase [8]	15,175	15,175	—	—	—	—	—
Installment and earn-out payments to Stone & Youngberg LLC [9]	24,815	12,419	12,396	—	—	—	—
Commitments to fund partnership interests	11,515	11,515	—	—	—	—	—
Commitments to fund BDCs	20,632	20,632	—	—	—	—	—
Certificates of deposit	77,197	60,553	10,760	3,634	1,776	474	—

	$2,084,767	$552,772	$143,215	$148,762	$201,869	$214,104	$824,045

[1]	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On December 15, 2014, we announced our intention to redeem 100% of the outstanding senior notes on January 15, 2015.
[2]	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
[3]	In July 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024. Interest on these senior notes is payable semi-annually in arrears. We may redeem the Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.
[4]	Debenture to Stifel Financial Capital Trust II matures on September 30, 2035. The interest is payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum. Thereafter, interest rate assumes no increase.
[5]	Debenture to Stifel Financial Capital Trust III matures on June 6, 2037. The interest is payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.
[6]	Debenture to Stifel Financial Capital Trust IV matures on September 6, 2037. The interest is payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.
[7]	Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit, and lines of credit which may expire without being funded and, as such, do not represent estimates of future cash flow.
[8]	TWP has entered into settlement and release agreements with certain customers, whereby it will purchase auction rate securities, at par, no later than December 31, 2015. The amounts estimated for repurchase assume no issuer redemptions. Issuer redemptions have been at par, and we expect this to continue.
[9]	Information concerning the Stone & Youngberg LLC transaction is included in Note 3 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $6.7 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 24 to the consolidated financial statements for a discussion of income taxes.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2014, and the daily VaR at December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014			VaR Calculation at December 31,
	High	Low	Daily Average	2014	2013
Daily VaR	$8,844	$2,072	$3,769	$3,340	$3,427

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

The following table illustrates the estimated change in net interest margin at December 31, 2014, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	17.2%
+100	8.3%
0	0.00%
-100	(3.3)%
-200	(8.2)%

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at December 31, 2014 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,560,762	$522,296	$239,699	$24,168
Securities	1,341,032	150,927	740,427	480,696
Interest-bearing cash	119,362	—	—	—

	$3,021,156	$673,223	$980,126	$504,864

Interest-bearing liabilities:
Transaction accounts and savings	$3,915,219	$158,818	$571,120	$65,357
Certificates of deposit	42,661	17,925	16,644	—
Borrowings	—	—	—	16,672

	$3,957,880	$176,743	$587,764	$82,029

GAP	(936,724)	496,480	392,362	422,835

Cumulative GAP	$(936,724)	$(440,244)	$(47,882)	$374,953

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion and the fair value of the collateral that had been sold or repledged was $39.2 million.

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

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Securities purchased under agreements to resell consist of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and stock borrow and lending activities, both with a large number of clients and counterparties, and any potential concentration are carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives our company right of offset in the event of counterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. We seek to limit this risk through careful review of counterparties and borrowers and the use of limits established by our senior management group, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 2, 2015

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands)	2014	2013
Assets
Cash and cash equivalents	$689,782	$716,560
Restricted cash	—	4,268
Cash segregated for regulatory purposes	49,646	35
Receivables:
Brokerage clients, net	483,887	530,402
Brokers, dealers, and clearing organizations	651,074	381,122
Securities purchased under agreements to resell	55,078	225,075
Financial instruments owned, at fair value (includes securities pledged of $425,108 and $686,997, respectively)	786,855	801,494
Available-for-sale securities, at fair value	1,513,478	1,756,253
Held-to-maturity securities, at amortized cost	1,177,565	1,312,115
Loans held for sale	121,939	109,110
Bank loans, net of allowance	2,065,420	1,404,353
Investments, at fair value	210,255	217,228
Fixed assets, net	124,246	106,446
Goodwill	795,026	727,336
Intangible assets, net	54,563	49,889
Loans and advances to financial advisors and other employees, net	197,757	184,458
Deferred tax assets, net	258,142	243,554
Other assets	283,438	239,172

Total Assets	$9,518,151	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	December 31,
(in thousands, except share and per share amounts)	2014	2013
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$—	$55,700
Payables:
Brokerage clients	321,496	318,942
Brokers, dealers, and clearing organizations	14,023	58,135
Drafts	75,198	74,710
Securities sold under agreements to repurchase	39,180	263,809
Bank deposits	4,790,081	4,663,323
Financial instruments sold, but not yet purchased, at fair value	587,265	481,214
Accrued compensation	359,050	337,589
Accounts payable and accrued expenses	302,320	285,968
Senior notes	625,000	325,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	7,196,113	6,946,890
Liabilities subordinated to claims of general creditors	—	3,131

Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 66,336,018 and 63,744,074 shares, respectively	9,950	9,562
Additional paid-in-capital	1,634,114	1,544,143
Retained earnings	716,305	540,238
Accumulated other comprehensive income	(38,331)	(35,030)

	2,322,038	2,058,913
Treasury stock, at cost, 5 and 1,330 shares, respectively	—	(64)

	2,322,038	2,058,849

Total Liabilities and Shareholders’ Equity	$9,518,151	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Revenues:
Commissions	$674,418	$640,287	$518,803
Principal transactions	409,823	408,954	380,160
Investment banking	578,689	457,736	292,686
Asset management and service fees	386,001	305,639	257,981
Interest	185,969	142,539	108,705
Other income	14,785	64,659	69,148

Total revenues	2,249,685	2,019,814	1,627,483
Interest expense	41,261	46,368	33,370

Net revenues	2,208,424	1,973,446	1,594,113

Non-interest expenses:
Compensation and benefits	1,403,932	1,311,386	1,010,140
Occupancy and equipment rental	169,040	158,268	128,365
Communications and office supplies	106,926	99,726	79,406
Commissions and floor brokerage	36,555	37,225	29,610
Other operating expenses	201,177	181,612	116,845

Total non-interest expenses	1,917,630	1,788,217	1,364,366

Income from continuing operations before income tax expense	290,794	185,229	229,747
Provision for income taxes	111,664	12,322	84,451

Income from continuing operations	$179,130	$172,907	$145,296

Discontinued operations:
Loss from discontinued operations, net of tax	(3,063)	(10,894)	(6,723)

Net income	$176,067	$162,013	$138,573

Earnings per basic common share
Income from continuing operations	$2.69	$2.72	$2.71
Loss from discontinued operations	(0.04)	(0.17)	(0.12)

Earnings per basic common share	$2.65	$2.55	$2.59

Earnings per diluted common share
Income from continuing operations	$2.35	$2.35	$2.31
Loss from discontinued operations	(0.04)	(0.15)	(0.11)

Earnings per diluted common share	$2.31	$2.20	$2.20

Weighted-average number of common shares outstanding:
Basic	66,472	63,568	53,563
Diluted	76,376	73,504	62,937

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income	$176,067	$162,013	$138,573
Other comprehensive income:
Changes in unrealized gains/(losses) on available-for-sale securities [1,2]	1,838	(48,528)	8,684
Changes in unrealized gains on cash flow hedging instruments, net of tax [3]	2,141	6,917	3,045
Foreign currency translation adjustment, net of tax	(7,280)	1,663	1,127

	(3,301)	(39,948)	12,856

Comprehensive income	$172,766	$122,065	$151,429

[1]	Net of taxes of $1.1 million, $32.4 million, and $5.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
[2]	Amounts are net of reclassifications to earnings of realized gains of $2.3 million, $1.2 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
[3]	Amounts are net of reclassifications to earnings of losses of $6.1 million, $8.6 million, and $11.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, At	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Cost	Plan	Total
Balance at December 31, 2011	53,720	$8,058	$1,078,743	$277,195	$(7,938)	$(53,640)	$(313)	$1,302,105

Net income	—	—	—	138,573	—	—	—	138,573
Unrealized gain on securities, net of tax	—	—	—	—	8,684	—	—	8,684
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	3,045	—	—	3,045
Foreign currency translation adjustment, net of tax	—	—	—	—	1,127	—	—	1,127
Purchase of treasury stock	—	—	—	—	—	(11,380)	—	(11,380)
Employee stock ownership plan purchases	—	—	1,473	—	—	—	209	1,682
Issuance of stock for employee benefit plans	281	42	(59,357)	(31,798)	—	53,350	—	(37,763)
Stock option exercises	276	41	(9,718)		—	8,044	—	(1,633)
Unit amortization	—	—	51,207	—	—	—	—	51,207
Excess tax benefit from stock-based compensation	—	—	16,722	—	—	—	—	16,722
Issuance of common stock for acquisitions	691	104	21,646	—	—	—	—	21,750
Warrant exercises	—	—	(579)	—	—	1,121	—	542

Balance at December 31, 2012	54,968	$8,245	$1,100,137	$383,970	$4,918	$(2,505)	$(104)	$1,494,661

Net income	—	—	—	162,013	—	—	—	162,013
Unrealized gain on securities, net of tax	—	—	—	—	(48,528)	—	—	(48,528)
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	6,917	—	—	6,917
Foreign currency translation adjustment, net of tax	—	—	—	—	1,663	—	—	1,663
Purchase of treasury stock	—	—	—	—	—	(13,670)	—	(13,670)
Employee stock ownership plan purchases	—	—	715	—	—	—	104	819
Issuance of stock for employee benefit plans	1,774	266	(68,897)	(5,074)	—	13,913	—	(59,792)
Stock option exercises	28	5	(1,552)	—	—	2,198	—	651
Unit amortization	—	—	148,215	—	—	—	—	148,215
Excess tax benefit from stock-based compensation	—	—	12,018	—	—	—	—	12,018
Issuance of common stock for acquisitions	6,887	1,033	264,033	—	—	—	—	265,066
Issuance of restricted stock awards for acquisitions	—	—	86,221	—	—	—	—	86,221
Stone & Youngberg contingent earn-out	87	13	3,253	—	—	—	—	3,266
Other	—	—	—	(671)	—	—	—	(671)

Balance at December 31, 2013	63,744	$9,562	$1,544,143	$540,238	$(35,030)	$(64)	$—	$2,058,849

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, At	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Cost	Plan	Total
Balance at December 31, 2013	63,744	$9,562	$1,544,143	$540,238	$(35,030)	$(64)	$—	$2,058,849

Net income	—	—	—	176,067	—	—	—	176,067
Unrealized gain on securities, net of tax	—	—	—	—	1,838	—	—	1,838
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	2,141	—	—	2,141
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,280)	—	—	(7,280)
Issuance of stock for employee benefit plans	2,158	324	(67,653)	—	—	64	—	(67,265)
Stock option exercises	33	4	312	—	—	—	—	316
Unit amortization	—	—	118,271	—	—	—	—	118,271
Excess tax benefit from stock-based compensation	—	—	19,858	—	—	—	—	19,858
Issuance of common stock for acquisitions	401	60	19,183	—	—	—	—	19,243

Balance at December 31, 2014	66,336	$9,950	$1,634,114	$716,305	$(38,331)	$—	$—	$2,322,038

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$176,067	$162,013	$138,573
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	29,280	33,988	30,066
Amortization of loans and advances to financial advisors and other employees	64,735	64,930	57,147
Amortization of premium on investment portfolio	5,847	8,321	16,153
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	9,713	10,618	3,457
Amortization of intangible assets	12,366	12,131	4,896
Deferred income taxes	5,256	(26,389)	45,519
Excess tax benefits from stock-based compensation	(19,858)	(12,018)	(16,722)
Stock-based compensation	94,006	137,447	40,747
(Gains)/losses on sale of investments	22	13,319	(45,434)
Gain on acquisition	—	(7,566)	—
Other, net	(9,778)	(3,640)	(181)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	(45,343)	128,142	(125,536)
Receivables:
Brokerage clients	58,917	(42,627)	72,220
Brokers, dealers, and clearing organizations	(263,391)	(30,634)	(23,588)
Securities purchased under agreements to resell	169,997	(66,380)	(83,240)
Financial instruments owned, including those pledged	26,280	70,053	(288,657)
Loans originated as held for sale	(1,132,671)	(1,275,647)	(1,603,074)
Proceeds from mortgages held for sale	1,112,318	1,372,552	1,517,458
Loans and advances to financial advisors and other employees	(79,216)	(71,857)	(63,948)
Other assets	(2,509)	79,662	8,476
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	2,554	23,433	49,623
Brokers, dealers, and clearing organizations	(8,198)	3,976	(1,492)
Drafts	488	(15,723)	14,532
Financial instruments sold, but not yet purchased	106,051	85,127	56,652
Other liabilities and accrued expenses	(62,664)	48,988	(67,914)

Net cash provided by/(used in) operating activities	$250,269	$702,219	$(264,267)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$698,895	$435,827	$530,120
Calls and principal paydowns of held-to-maturity securities	96,618	93,703	15,464
Sale or maturity of investments	60,428	90,265	105,077
Sale of aircraft	—	45,951	—
Sale of other real estate owned	131	373	221
Increase in bank loans, net	(668,354)	(249,018)	(180,115)
Payments for:
Purchase of available-for-sale securities	(416,851)	(1,314,290)	(945,343)
Purchase of held-to-maturity securities	(7,959)	(16,438)	(531,379)
Purchase of investments	(48,834)	(71,777)	(80,887)
Purchase of fixed assets	(26,632)	(32,278)	(18,837)
Acquisitions, net of cash acquired	(80,378)	(88,592)	(120,180)

Net cash used in investing activities	(392,936)	(1,106,274)	(1,225,859)

Cash Flows from Financing Activities:
(Repayments of)/proceeds from short-term borrowings from banks	(55,700)	(249,000)	105,300
Proceeds from issuance of senior notes, net	295,638	—	316,380
Proceeds from issuance of non-recourse debt, net	—	—	58,992
Increase/(decrease) in securities sold under agreements to repurchase	(224,629)	123,463	60,170
Increase in bank deposits, net	126,758	881,794	1,274,395
Increase/(decrease) in securities loaned	(35,914)	20,948	(105,208)
Excess tax benefits from stock-based compensation	19,858	12,018	16,722
Issuance of common stock for stock option exercises	317	650	11,603
Repurchase of common stock	—	(13,670)	(11,380)
Repayment of non-recourse debt	—	(58,992)	—
Extinguishment of subordinated debt	(3,131)	(2,187)	(1,639)

Net cash provided by financing activities	123,197	715,024	1,725,335

Effect of exchange rate changes on cash	(7,308)	1,650	1,061

Increase/(decrease) in cash and cash equivalents	(26,778)	312,619	236,270
Cash and cash equivalents at beginning of year	716,560	403,941	167,671

Cash and cash equivalents at end of year	$689,782	$716,560	$403,941

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,471	$46,360	$29,064
Cash paid for income taxes, net of refunds	107,009	5,803	4,630
Noncash investing and financing activities:
Unit grants, net of forfeitures	$190,003	$228,230	$145,563
Issuance of common stock for acquisitions	19,183	265,066	21,750
Stone & Youngberg contingent earn-out	—	3,266	—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Oriel Securities (“Oriel”), Miller Buckfire & Co. LLC (“Miller Buckfire”), De La Rosa & Co. (“De La Rosa”), 1919 Investment Counsel & Trust Co., National Association (“1919 Investment Counsel”), and Ziegler Capital Management, LLC (“ZCM”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and several European cities. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom and Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts. We consider significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions, and estimates, to be: valuation of financial instruments and investments in partnerships, accrual for contingencies, allowance for loan losses, derivative instruments and hedging activities, fair value of goodwill and intangible assets, provision for income taxes and related tax reserves, and forfeitures associated with stock-based compensation. Actual results could differ from those estimates.

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

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics, such as the ability to influence the decision-making relative to the entity’s activities and how the entity is financed. With the exception of entities eligible for the deferral codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-10, “Consolidation: Amendments for Certain Investment Funds” (“ASU 2010-10”) (generally asset managers and investment companies), ASC 810 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity.

Entities meeting the deferral provision defined by ASU 2010-10 are evaluated under the historical VIE guidance. Under the historical guidance, a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s control structure, expected benefits and losses, and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb benefits or losses, variability, related party relationships, and the design of the VIE. Where a qualitative analysis is not conclusive, we perform a quantitative analysis. We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See Note 28 for additional information on VIEs.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve accounts for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2014.

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

Securities Borrowed and Securities Loaned

Securities borrowed require our company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations in the consolidated statements of financial condition. For securities loaned, we generally receive collateral in the form of cash in an amount in excess of the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations in the consolidated statements of financial condition. We monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Fees received or paid are recorded in interest revenue or interest expense.

Substantially all of these transactions are executed under master netting agreements, which gives us right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set-off in the consolidated statements of financial condition.

Securities Purchased Under Agreements to Resell and Repurchase Agreements

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

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these financial instruments includes instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary on a quarterly basis. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment, recent events specific to the issuer and/or industry to which the issuer belongs, the payment structure of the security, external credit ratings and the failure of the issuer to make scheduled interest or principal payments, the value of underlying collateral, current market conditions, and our company’s ability and intent to hold the investment until its value recovers or the securities mature. We may determine that the decline in fair value of an investment is other-than-temporary if our analysis of these factors indicates that we will not recover our investment in the securities.

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

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, stock-secured loans, construction loans, and commercial and industrial and consumer loans originated by Stifel Bank. Bank loans include those loans that management has the intent and ability to hold and are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, deferred origination fees and costs, and purchased discounts. Loan origination costs, net of fees, are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Discount accretion is recognized using the effective interest rate method, which is based upon the respective interest rate and expected lives of loans.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. We have elected July 31 as our annual impairment testing date.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2014, do not have any derivatives that are not designated in qualifying cash flow hedging relationships. See Note 15 for additional details.

Revenue Recognition

Customer securities transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Commission revenues are recorded as the amount charged to the customer, which, in certain cases, may include varying discounts. Principal securities transactions are recorded on a trade date basis. We typically distribute our proprietary equity research products to our client base of institutional investors at no charge. These proprietary equity research products are accounted for as a cost of doing business.

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

Operating Leases

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

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. Revenues and expenses are translated at an average rate for the period. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 830, “Foreign Currency Matters,” gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.

Recently Adopted Accounting Guidance

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), amending FASB ASC Topic 205-20, “Discontinued Operations” (“ASC 205-20”). The amended guidance changes the criteria for reporting discontinued operations and requires new disclosures. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, and will be applied prospectively. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance allows for either retrospective application to all periods presented or a modified retrospective approach, where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Repurchase Agreements

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), amending FASB Accounting Standards Codification Topic 860, “Transfers and Servicing.” The amended guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance also requires new disclosures for certain transfers accounted for as sales and collateral supporting transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014, except for the disclosures related to secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU 2014-11 is not expected to have a material impact on the Company’s results of operations or financial position, but may impact the Company’s disclosures.

Pushdown Accounting

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” to provide companies with the option to apply pushdown accounting in their separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. If the election is made in a subsequent period, the application of this guidance would be considered a change in accounting principle. The amendments in this ASU are effective as of November 18, 2014. The adoption will not have a significant impact on the Company’s consolidated financial statements.

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends ASC 810 through targeted changes to the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the amended guidance on our consolidated financial statements.

NOTE 3 – Acquisitions

Merchant Capital, LLC

On December 31, 2014, we acquired Merchant, a public finance investment banking firm headquartered in Montgomery, Alabama, which serves the Southeastern market. The strategic combination of our company and Merchant is expected to further strengthen our company’s position in several key underwriting markets in the Southeast.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $15.0 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Merchant on December 31, 2014, and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Merchant’s business and the reputation and expertise of Merchant in the public finance space within the investment banking sector.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the “SEC”). The results of operations of Merchant have been included in our results prospectively from the date of acquisition.

1919 Investment Counsel & Trust Co., National Association

On November 7, 2014, we completed the acquisition of 1919 Investment Counsel, and 1919 an asset management firm and trust company that provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $13.8 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of 1919 Investment Counsel on November 7, 2014, and the identified intangible assets.

Identifiable intangible assets purchased by our company consisted of customer relationships with estimated acquisition-date fair value of $6.7 million.

The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of 1919 Investment Counsel’s business and the reputation and expertise of 1919 Investment Counsel in the asset management sector and as a trust company.

On November 7, 2014, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $11.2 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2014. In addition, we have paid $10.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of 1919 Investment Counsel have been included in our results prospectively from the date of acquisition.

Oriel Securities

On July 31, 2014, we completed the acquisition of Oriel, a London-based stockbroking and investment banking firm. The combination of our company and Oriel has created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $18.7 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Oriel on July 31, 2014, and identifiable intangible assets. Identifiable intangible assets purchased by our company consisted of trade name and non-compete agreements with estimated acquisition-date fair values of $1.9 million and $1.4 million, respectively.

The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Oriel’s business and the reputation and expertise of Oriel in the investment banking sector in the United Kingdom.

On July 31, 2014, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $6.8 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2014.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Oriel have been included in our results prospectively from the date of acquisition.

De La Rosa & Co.

On April 3, 2014, we acquired De La Rosa, a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $17.4 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of De La Rosa on April 3, 2014, and identifiable intangible assets. Identifiable intangible assets purchased by our company consisted of customer relationships and trade name with estimated acquisition-date fair values of $0.2 million and $1.8 million, respectively.

The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of De La Rosa’s business and the reputation and expertise of De La Rosa in the investment banking sector.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of De La Rosa have been included in our results prospectively from the date of acquisition.

Acacia Federal Savings Bank (“Acacia Federal”)

On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank, a federally chartered savings institution with one retail branch.

Under the agreement, we acquired approximately $337.1 million of loans and $180.4 million of other assets (primarily cash and due from banks and investment securities). In addition, we assumed approximately $435.4 million of deposits and $10.0 million of other liabilities. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations.” The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities.

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

Ziegler Capital Management, LLC

On November 30, 2013, we acquired ZCM, an asset management firm that provides investment solutions for institutions, mutual fund sub-advisory clients, municipalities, pension plans, Taft-Hartley plans, and individual investors.

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

Identifiable intangible assets purchased by our company consisted of customer relationships and trade name with estimated acquisition-date fair values of $3.4 million and $0.1 million, respectively.

In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of ZCM’s business and the reputation and expertise of ZCM in the asset management sector.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of ZCM have been included in our results prospectively from the date of acquisition.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $288.3 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of KBW, Inc.’s business and the reputation and expertise of KBW, Inc. in the financial services sector. Identifiable intangible assets purchased by our company consisted of customer relationships, trade name, and investment banking backlog with acquisition-date fair values of $11.0 million, $9.0 million, and $4.0 million, respectively.

Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation, and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $9.8 million were incurred during the year ended December 31, 2013, and are included in other operating expenses in the consolidated statement of operations.

In addition, on February 15, 2013, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2013.

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

(000s except per share amounts, unaudited)	2012
Total net revenues	$1,857,913
Net income	112,531
Income per share:
Basic	$1.86
Diluted	$1.56

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

We recognized a liability for estimated earn-out payments over the five-year period. Additionally, we recognized a liability for the installment payments to be made over the next year. The liability for the estimated installment payments and earn-out payments were $8.0 million and $16.8 million, respectively, at December 31, 2014. These liabilities are included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 4 – Discontinued Operations

The components of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenues	$(121)	$11,794	$18,537

Restructuring expense	217	6,881	—
Operating expenses	3,924	15,697	22,412

Total non-interest expenses	4,141	22,578	22,412

Loss from discontinued operations before income taxes	(4,262)	(10,784)	(3,875)
Income tax expense/(benefit)	(1,199)	110	2,848

Loss from discontinued operations, net of tax	$(3,063)	$(10,894)	$(6,723)

NOTE 5 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2014 and 2013, included (in thousands):

	December 31,
	2014	2013
Deposits paid for securities borrowed	$445,542	$227,640
Receivable from clearing organizations	198,079	125,538
Securities failed to deliver	7,453	27,944

	$651,074	$381,122

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2014 and 2013, included (in thousands):

	December 31,
	2014	2013
Securities failed to receive	$7,365	$7,411
Deposits received from securities loaned	4,215	40,101
Payable to clearing organizations	2,443	10,623

	$14,023	$58,135

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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments is based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equity securities listed in active markets, corporate fixed income securities, mortgage-backed securities, and U.S. government securities.

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate fixed income securities infrequently traded, state and municipal securities, asset-backed securities, and equity securities not actively traded.

We have identified Level 3 financial instruments to include certain corporate fixed income securities with unobservable pricing inputs and certain state and municipal securities, which include auction rate securities (“ARS”). Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs.

Investments

Investments carried at fair value primarily include corporate equity securities, ARS, investments in mutual funds, U.S. government securities, and investments in public companies, private equity securities, and partnerships, which are classified as other in the following tables.

Corporate equity securities, mutual funds, and U.S. government securities are valued based on quoted prices in active markets and reported in Level 1.

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

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and long-term nature of these assets. As a result, these values cannot be determined with precision, and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.5 million and $12.4 million at December 31, 2014 and 2013, respectively.

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

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities not actively traded, and corporate fixed income securities.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, are presented below:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$122,875	$122,875	$—	$—
Financial instruments owned:
U.S. government securities	58,992	58,992	—	—
U.S. government agency securities	101,439	—	101,439	—
Mortgage-backed securities:
Agency	159,057	—	159,057	—
Non-agency	13,366	189	12,371	806
Corporate securities:
Fixed income securities	245,909	75,236	168,680	1,993
Equity securities	77,548	76,316	88	1,144
State and municipal securities	130,544	—	130,544	—

Total financial instruments owned	786,855	210,733	572,179	3,943
Available-for-sale securities:
U.S. government agency securities	1,610	—	1,610	—
State and municipal securities	74,401	—	74,401	—
Mortgage-backed securities:
Agency	209,206	—	209,206	—
Commercial	107,644	—	107,644	—
Non-agency	3,137	—	3,137	—
Corporate fixed income securities	337,406	50,892	286,514	—
Asset-backed securities	780,074	—	736,029	44,045

Total available-for-sale securities	1,513,478	50,892	1,418,541	44,045
Investments:
Corporate equity securities	59,203	35,123	24,080	—
Mutual funds	18,144	18,144	—	—
U.S. government securities	6,555	104	6,451	—
Auction rate securities:
Equity securities	46,197	—	—	46,197
Municipal securities	1,326	—	—	1,326
Other [1]	78,830	1,283	4,557	72,990

Total investments	210,255	54,654	35,088	120,513

	$2,633,463	$439,154	2,025,808	$168,501

[1]	Includes $42.1 million of partnership interests, $16.4 million of private company investments, and $14.3 million of private equity and other investments.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$146,592	$146,592	$—	$—
U.S. government agency securities	10,029	—	10,029	—
Mortgage-backed securities:
Agency	28,067	—	28,067	—
Non-agency	4,556	401	4,155	—
Corporate securities:
Fixed income securities	293,008	17,116	275,892	—
Equity securities	105,013	105,013	—	—

Total financial instruments sold, but not yet purchased	587,265	269,122	318,143	—
Derivative contracts [2]	5,641	—	5,641	—

	$592,906	$269,122	$323,784	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, are presented below:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$78,163	$78,163	$—	$—
Financial instruments owned:
U.S. government securities	10,594	10,594	—	—
U.S. government agency securities	80,835	307	80,528	—
Mortgage-backed securities:
Agency	267,933	—	267,933	—
Non-agency	22,570	—	22,570	—
Corporate securities:
Fixed income securities	201,579	23,106	176,434	2,039
Equity securities	76,709	76,462	6	241
State and municipal securities	141,274	—	141,274	—

Total financial instruments owned	801,494	110,469	688,745	2,280
Available-for-sale securities:
U.S. government agency securities	1,072	—	1,072	—
State and municipal securities	90,677	—	84,477	6,200
Mortgage-backed securities:
Agency	183,987	—	183,987	—
Commercial	211,246	—	211,246	—
Non-agency	4,619	—	4,619	—
Corporate fixed income securities	498,316	83,655	414,661	—
Asset-backed securities	766,336	—	708,258	58,078

Total available-for-sale securities	1,756,253	83,655	1,608,320	64,278
Investments:
Corporate equity securities	32,402	32,402	—	—
Mutual funds	16,994	16,994	—	—
Auction rate securities:
Equity securities	56,693	—	—	56,693
Municipal securities	10,939	—	—	10,939
Other [1]	100,200	10	2,422	97,768

Total investments	217,228	49,406	2,422	165,400

	$2,853,138	$321,693	$2,299,487	$231,958

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$253,221	$253,221	$—	$—
Agency mortgage-backed securities	37,201	—	37,201	—
Corporate securities:
Fixed income securities	100,745	17,857	82,888	—
Equity securities	90,015	86,933	3,082	—
State and municipal securities	32	—	32	—

Total financial instruments sold, but not yet purchased	481.214	358,011	123,203	—
Derivative contracts [2]	9,349	—	9,349	—

	$490,563	$358,011	$132,552	$—

[1]	Includes $56.0 million of partnership interests, $22.5 million of private company investments, and $19.2 million of private equity and other investments.
[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities
Balance at December 31, 2013	$—	$2,039	$241	$6,200
Unrealized gains/(losses):
Included in changes in net assets [2]	(127)	(445)	(494)	—
Included in OCI [3]	—	—	—	62
Realized gains/(losses) [2]	13	(1,320)	4,965	—
Purchases	—	8,549	1,394	—
Sales	—	(5,783)	(5,205)	—
Redemptions	(44)	(88)	—	—
Transfers:
Into Level 3	964	—	243	—
Out of Level 3	—	(959)	—	(6,262)

Net change	806	(46)	903	(6,200)

Balance at December 31, 2014	$806	$1,993	$1,144	$—

	Year Ended December 31, 2014
	Available- for-sale securities	Investments
	Asset- Backed Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2013	$58,078	$56,693	$10,939	$97,768
Unrealized gains/(losses):
Included in changes in net assets [2]	—	604	688	(18)
Included in OCI [3]	(530)	—	—
Realized gains [2]	1,322	—	—	3,412
Purchases	—	25	1,650	3,630
Sales	(4,825)	(1,725)	(10,324)	(25,030)
Redemptions	(10,000)	(9,400)	(1,627)	(4,413)
Transfers:
Into Level 3	—	—	—	1,524
Out of Level 3	—	—	—	(3,883)

Net change	(14,033)	(10,496)	(9,613)	(24,778)

Balance at December 31, 2014	$44,045	$46,197	$1,326	$72,990

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

	Year Ended December 31, 2013
	Financial instruments owned		Available-for-sale securities
	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities	Asset- Backed Securities
Balance at December 31, 2012	$583	$—	$90,487	$—
Unrealized gains/(losses):
Included in changes in net assets [2]	779	1,333	—	—
Included in OCI [3]	—	—	(1,822)	(233)
Realized gains [2]	281	—	2,053	—
Purchases	10,261	11,717	5,000	—
Sales	(6,888)	(208)	—	—
Redemptions	(1,349)	—	(32,000)	—
Transfers:
Into Level 3	139	—	6,201	58,311
Out of Level 3	(1,767)	(12,601)	(63,719)	—

Net change	1,456	241	(84,287)	58,078

Balance at December 31, 2013	$2,039	$241	$6,200	$58,078

	Year Ended December 31, 2013
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2012	$64,397	$14,067	$37,297
Unrealized gains/(losses):
Included in changes in net assets [2]	571	75	6,328
Included in OCI [3]	—	—	—
Realized gains [2]	—	—	13
Purchases	75	—	50,914
Sales	—	—	(6,801)
Redemptions	(8,350)	(3,203)	(2,584)
Transfers:
Into Level 3	—	—	12,601
Out of Level 3	—	—	—

Net change	(7,704)	(3,128)	60,471

Balance at December 31, 2013	$56,693	$10,939	$97,768

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: unrealized gains and losses and redemptions of ARS at par during the year ended December 31, 2014. During the year ended December 31, 2013, financial instruments owned and investments acquired as part of the KBW merger that are classified as Level 3 totaled $54.1 million. The changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2014, relating to Level 3 assets still held at December 31, 2014, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of December 31, 2014.

	Valuation technique	Unobservable input	Range	Weighted average

Available-for-sale securities:

Asset-backed securities	Discounted cash flow	Discount rate	6.3% - 8.4%	8.2%
		Workout period	3 - 4 years	3.9 years

Investments:
Auction rate securities:

Equity securities	Discounted cash flow	Discount rate	2.2% - 13.2%	5.9%
		Workout period	1 - 3 years	2.3 years

Municipal securities	Discounted cash flow	Discount rate	0.5% - 8.6%	6.7%
		Workout period	1 - 4 years	2.9 years

Other
Investments in partnerships	Market approach	Revenue multiple	1.3 - 4.2	2.9
		EBITDA multiple	9.4 - 15.3	12.3

Private equity investments	Market approach	Revenue multiple	0.5 - 2.0	1.4
		EBITDA multiple	4.3 - 9.8	6.7

The fair value of certain Level 3 assets was determined using various methodologies, as appropriate, including net asset values (“NAVs”) of underlying investments, third-party pricing vendors, broker quotes, and market and income approaches. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment, and other analytical procedures.

The fair value for our auction rate securities was determined using an income approach based on an internally developed discounted cash flow model. The discounted cash flow model utilizes two significant unobservable inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and our company’s own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. On an ongoing basis, management verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.

General and limited partnership interests in investment partnerships totaled $42.1 million and $56.0 million at December 31, 2014 and 2013, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $21.2 million and $8.2 million at December 31, 2014 and 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium, or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $15.0 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2014, primarily related to tax-exempt and equity securities for which market trades were observed that provided transparency into the valuation of these assets. There were $11.5 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2014, primarily related to tax-exempt and equity securities for which there were low volumes of recent trade activity observed. There were $2.7 million of transfers of financial assets into Level 3 during the year ended December 31, 2014. We reclassified $1.0 million of fixed income securities that were classified as Level 3 to mortgage-backed securities during the year ended December 31, 2014. The remaining transfers into Level 3 related to equity securities and other investments for which there were low volumes of recent trade activity observed. There were $11.1 million of transfers of financial assets out of Level 3 during the year ended December 31, 2014, primarily related to municipal securities and other investments for market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2014 and 2013, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$689,782	$689,782	$716,560	$716,560
Restricted cash	—	—	4,268	4,268
Cash segregated for regulatory purposes	49,646	49,646	35	35
Securities purchased under agreements to resell	55,078	55,078	225,075	225,075
Financial instruments owned	786,855	786,855	801,494	801,494
Available-for-sale securities	1,513,478	1,513,478	1,756,253	1,756,253
Held-to-maturity securities	1,177,565	1,211,976	1,312,115	1,305,959
Loans held for sale	121,939	121,939	109,110	109,110
Bank loans	2,065,420	2,086,864	1,404,353	1,420,068
Investments	210,255	210,255	217,228	217,228
Financial liabilities:
Securities sold under agreements to repurchase	$39,180	$39,180	$263,809	$263,809
Bank deposits	4,790,081	4,246,214	4,663,323	4,072,038
Financial instruments sold, but not yet purchased	587,265	587,265	481,214	481,214
Derivative contracts [1]	5,641	5,641	9,349	9,349
Senior notes	625,000	638,690	325,000	328,635
Debentures to Stifel Financial Capital Trusts	82,500	76,714	82,500	72,201
Liabilities subordinated to claims of general creditors	—	—	3,131	3,122

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$566,907	$566,907	$—	$—
Restricted cash	49,646	49,646	—	—
Securities purchased under agreements to resell	55,078	44,996	10,082	—
Held-to-maturity securities	1,211,976	—	969,913	242,063
Loans held for sale	121,939	—	121,939	—
Bank loans	2,086,864	—	2,086,864	—
Financial liabilities:
Securities sold under agreements to repurchase	$39,180	$39,180	$—	$—
Bank deposits	4,246,214	—	4,246,214	—
Senior notes	638,690	638,690	—	—
Debentures to Stifel Financial Capital Trusts	76,714	—	—	76,714

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$638,397	$638,397	$—	$—
Restricted cash	4,268	4,268	—	—
Cash segregated for regulatory purposes	35	35	—	—
Securities purchased under agreements to resell	225,075	225,075	—	—
Held-to-maturity securities	1,305,959	—	1,073,953	232,006
Loans held for sale	109,110	—	109,110	—
Bank loans	1,420,068	—	1,420,068	—
Financial liabilities:
Securities sold under agreements to repurchase	$263,809	$747	$263,062	$—
Bank deposits	4,072,038	—	4,072,038	—
Senior notes	328,635	328,635	—	—
Debentures to Stifel Financial Capital Trusts	72,201	—	—	72,201
Liabilities subordinated to claims of general creditors	3,122	—	—	3,122

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2014 and 2013.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2014 and 2013 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of corporate obligations, collateralized debt obligation securities, and ARS. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2014 and 2013 approximate fair value due to the short-term nature.

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

Debentures to Stifel Financial Capital Trusts

The fair value of our trust preferred securities is based on the discounted value of contractual cash flows. We have assumed a discount rate based on the coupon achieved in our 5.375% senior notes due 2022.

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

NOTE 7 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Financial instruments owned:
U.S. government securities	$58,992	$10,594
U.S. government agency securities	101,439	80,835
Mortgage-backed securities:
Agency	159,057	267,933
Non-agency	13,366	22,570
Corporate securities:
Fixed income securities	245,909	201,579
Equity securities	77,548	76,709
State and municipal securities	130,544	141,274

	$786,855	$801,494

Financial instruments sold, but not yet purchased:
U.S. government securities	$146,592	$253,221
U.S. government agency securities	10,029	—
Mortgage-backed securities:
Agency	28,067	37,201
Non-agency	4,556	—
Corporate securities:
Fixed income securities	293,008	100,745
Equity securities	105,013	90,015
State and municipal securities	—	32

	$587,265	$481,214

At December 31, 2014 and 2013, financial instruments owned in the amount of $425.1 million and $687.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074

	$1,520,517	$7,133	$(14,172)	$1,513,478

Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017

	$1,177,565	$38,338	$(3,927)	$1,211,976

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336

	$1,762,516	$14,022	$(20,285)	$1,756,253

Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735

	$1,312,115	$7,324	$(13,480)	$1,305,959

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
[2]	Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

During the year ended December 31, 2013, we transferred $1.1 billion of mortgage-backed securities from our available-for-sale portfolio to the held-to-maturity category, reflecting our company’s intent to hold those securities to maturity. During the year ended December 31, 2013, we transferred $387.5 million from our held-to-maturity portfolio to the available-for-sale category as certain CLO investments may become non-compliant under the provisions of the new Volcker Rule, which could require us to sell them before maturity.

For the years ended December 31, 2014, 2013, and 2012, we received proceeds of $300.3 million, $197.5 million, and $250.2 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $3.7 million, $2.0 million, and $3.8 million, respectively.

During the years ended December 31, 2014 and 2013, unrealized gains, net of deferred taxes, of $1.8 million and $48.5 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition. During the year ended December 31, 2012, unrealized gains, net of deferred taxes, of $8.7 million were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$132,004	$132,432	$15,025	$15,027
After one year through three years	46,937	47,253	—	—
After three years through five years	121,655	122,311	40,211	38,991
After five years through ten years	299,752	298,294	—	—
After ten years	602,901	593,201	177,335	177,840
Mortgage-backed securities
Within one year	—	—	—	—
After one year through three years	120	122	—	—
After five years through ten years	78,994	81,182	59,462	61,719
After ten years	238,154	238,683	885,532	918,399

	$1,520,517	$1,513,478	$1,177,565	$1,211,976

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2014, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: [1]
U.S. government agency securities	$452	$1,158	$—	$—	$1,610
State and municipal securities	—	—	1,655	72,746	74,401
Mortgage-backed securities:
Agency	—	—	40,223	168,983	209,206
Commercial	—	—	40,959	66,685	107,644
Non-agency	—	122	—	3,015	3,137
Corporate fixed income securities	131,980	163,407	42,019	—	337,406
Asset-backed securities	—	4,999	254,620	520,455	780,074

	$132,432	$169,686	$379,476	$831,884	$1,513,478

Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$—	$884,451	$884,451
Commercial	—	—	59,462	—	59,462
Non-agency	—	—	—	1,081	1,081
Asset-backed securities	—	—	—	177,335	177,335
Corporate fixed income securities	15,025	40,211	—	—	55,236

	$15,025	$40,211	$59,462	$1,062,867	$1,177,565

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2014 and 2013, securities of $1.2 billion and $505.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(4)	$987	$—	$—	$(4)	$987
State and municipal securities	(6)	2,957	(2,131)	65,294	(2,137)	68,251
Mortgage-backed securities:
Agency	(238)	38,453	(675)	46,533	(913)	84,986
Commercial	(7)	4,893	(82)	10,043	(89)	14,936
Non-agency	(54)	2,888	—	—	(54)	2,888
Corporate fixed income securities	(80)	33,940	(740)	65,003	(820)	98,943
Asset-backed securities	(4,447)	389,422	(5,708)	221,361	(10,155)	610,783

	$(4,836)	$473,540	$(9,336)	$408,234	$(14,172)	$881,774

Held-to-maturity securities
Mortgage-backed securities:
Agency	$(42)	$2,994	$—	$—	$(42)	2,994
Non-agency	(17)	1,064	—	—	(17)	1,064
Asset-backed securities	(220)	22,677	(2,425)	55,494	(2,645)	78,171
Corporate fixed income securities	—	—	(1,223)	49,016	(1,223)	49,016

	$(279)	$26,735	$(3,648)	$104,510	$(3,927)	$131,245

At December 31, 2014, the amortized cost of 100 securities classified as available for sale exceeded fair value by $14.2 million, of which $9.3 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2014, was $881.8 million, which was 58.3% of our available-for-sale investment portfolio.

At December 31, 2014, the carrying value of 22 securities held to maturity exceeded fair value by $3.9 million, of which $3.6 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the years ended December 31, 2014 and 2013. Based on the evaluation, we recognized a credit-related OTTI of $0.6 million in earnings for the year ended December 31, 2012.

We believe the gross unrealized losses related to all other securities of $14.2 million as of December 31, 2014, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. No OTTI charge was recorded in 2014 related to these securities. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at December 31, 2014 and 2013 (in thousands, except percentages):

	December 31, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
Commercial and industrial	$896,853	42.4%	$552,333	37.7%
Consumer [1]	758,288	35.8	509,484	34.8
Residential real estate	432,646	20.4	372,789	25.5
Commercial real estate	15,902	0.8	12,284	0.8
Home equity lines of credit	12,945	0.6	16,327	1.1
Construction and land	—	—	490	0.1

	2,116,634	100.0%	1,463,707	100.0%
Unamortized loan discount	(30,533)		(45,100)
Unamortized loan fees, net of loan fees	(1,631)		(1,920)
Loans in process	1,681		334
Allowance for loan losses	(20,731)		(12,668)

	$2,065,420		$1,404,353

[1]	Includes securities-based loans of $732.8 million and $508.9 million at December 31, 2014 and 2013, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for loan losses, beginning of period	$12,668	$8,145	$5,300
Provision for loan losses	8,531	8,842	3,004
Charge-offs:
Commercial and industrial	(510)	(3,864)	—
Residential real estate	—	(501)	(254)
Consumer	(16)	—	—
Other	(5)	(7)	—

Total charge-offs	(531)	(4,372)	(254)
Recoveries	63	53	95

Allowance for loan losses, end of period	$20,731	$12,668	$8,145

A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2014, we had $4.9 million of non-accrual loans, net of discounts, which included $1.0 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2013, we had $1.5 million of non-accrual loans, net of discounts, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2014, 2013, and 2012, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2014 and 2013, 95.8% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type as of December 31, 2014 and 2013 (in thousands, except rates):

	December 31, 2014		December 31, 2013
	Balance	Percent [1]	Balance	Percent [1]
Commercial and industrial	$16,609	42.4%	$9,832	37.7%
Consumer	1,255	35.8	892	34.8
Residential real estate	787	20.4	408	25.5
Home equity lines of credit	267	0.8	174	1.1
Commercial real estate	232	0.6	198	0.8
Construction and land	—	—	12	0.1
Qualitative	1,581	—	1,152	—

	$20,731	100.0%	$12,668	100.0%

[1]	Loan category as a percentage of total loan portfolio.

At December 31, 2014 and 2013, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.3 million and $5.9 million, respectively.

At December 31, 2014 and 2013, we had mortgage loans held for sale of $121.9 million and $109.1 million, respectively. For the years ended December 31, 2014, 2013, and 2012, we recognized gains of $7.4 million, $11.3 million, and $13.8 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Furniture and equipment	$194,521	$174,976
Building and leasehold improvements	124,390	101,840

	318,911	276,816
Less accumulated depreciation and amortization	(194,665)	(170,370)

	$124,246	$106,446

For the years ended December 31, 2014, 2013, and 2012, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $29.3 million, $34.0 million, and $30.1 million, respectively.

NOTE 11 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2014, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2013	Net Additions	Impairment Losses	December 31, 2014
Goodwill
Global Wealth Management	$161,358	$15,813	$—	$177,171
Institutional Group	565,978	51,877	—	617,855

	$727,336	$67,690	$—	$795,026

	December 31, 2013	Net Additions	Amortization	December 31, 2014
Intangible assets
Global Wealth Management	$19,394	$11,790	$(7,681)	$23,503
Institutional Group	30,495	5,250	(4,685)	31,060

	$49,889	$17,040	$(12,366)	$54,563

The adjustments to goodwill and intangible assets during the year ended December 31, 2014, are primarily attributable to our acquisitions of De La Rosa, Oriel, 1919 Investment Counsel, and Merchant. The allocation of the purchase price for these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of each respective acquisition as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$63,661	$29,636	$51,166	$24,034
Trade name	21,423	5,322	18,442	3,585
Investment banking backlog	7,388	7,388	7,388	6,871
Core deposits	5,447	4,657	5,447	182
Non-compete agreements	1,484	120	—	—

	$99,403	$47,123	$82,443	$34,672

Amortization expense related to intangible assets was $12.3 million, $11.8 million, and $4.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2014, are: customer relationships, 5.4 years; core deposits, 2.8 years; trade name, 11.4 years; and non-compete agreements, 2.7 years. As of December 31, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2015	$7,896
2016	6,504
2017	5,931
2018	5,443
2019	5,237
Thereafter	21,269

$52,280

NOTE 12 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed short-term bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2014, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the year ended December 31, 2014. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at December 31, 2014, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At December 31, 2014, we were in compliance with all covenants.

At December 31, 2014, we had no short-term borrowings. At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $97.8 million, $252.9 million, and $184.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, at average daily interest rates of 1.12%, 1.26%, and 1.10%, respectively.

The average outstanding securities lending arrangements utilized in financing activities were $45.8 million, $91.2 million, and $137.3 million during the years ended December 31, 2014, 2013, and 2012, respectively, at average daily effective interest rates of 0.17%, 0.17%, and 0.16%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 13 – Senior Notes

The following table summarizes our senior notes as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
6.70% senior notes, due 2022 [1]	$175,000	$175,000
5.375% senior notes, due 2022 [2]	150,000	150,000
4.250% senior notes, due 2024 [3]	300,000	—

	$625,000	$325,000

1	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On December 15, 2014, the Company announced that it would redeem 100% of its outstanding 6.70% senior notes on January 15, 2015.
2	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
3	In July 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.

Our senior notes mature as follows, based upon contractual terms:

2015	175,000
2016	—
2017	—
2018	—
2019	—
Thereafter	450,000

625,000

NOTE 14 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Money market and savings accounts	$4,600,757	$4,310,223
Demand deposits (interest-bearing)	101,652	93,684
Certificates of deposit	77,197	241,481
Demand deposits (non-interest-bearing)	10,475	17,935

	$4,790,081	$4,663,323

The weighted-average interest rate on deposits was 0.19% and 0.07% at December 31, 2014 and 2013, respectively.

Scheduled maturities of certificates of deposit at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Certificates of deposit, less than $100:
Within one year	$26,769	$82,115
One to three years	6,874	34,694
Three to five years	1,268	3,701
Over five years	—	66

	$34,911	$120,576

Certificates of deposit, $100 and greater:
Within one year	$33,784	$75,577
One to three years	7,520	41,756
Three to five years	723	3,336
Over five years	259	236

	42,286	120,905

	$77,197	$241,481

At December 31, 2014 and 2013, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $4.7 billion and $4.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.3 million and $0.4 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:

Cash flow interest rate contracts	$272,967	Other assets	$—	Accounts payable and accrued expenses	$(5,641)

	December 31, 2013
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:

Cash flow interest rate contracts	$386,212	Other assets	$—	Accounts payable and accrued expenses	$(9,349)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the year ended December 31, 2014, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $3.8 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,576)	Interest expense	$6,068	None	$—

	Year Ended December 31, 2013
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$2,644	Interest expense	$8,593	None	$—

	Year Ended December 31, 2012
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(6,485)	Interest expense	$11,428	None	$—

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

As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.6 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $13.9 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2014, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 16 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Debenture to Stifel Financial Capital Trust II [1]	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III [2]	35,000	35,000
Debenture to Stifel Financial Capital Trust IV [3]	12,500	12,500

	$82,500	$82,500

[1]	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
[2]	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.
[3]	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 17 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2014 and 2013 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
As of December 31, 2014:
Securities borrowing [1]	$445,542	$—	$445,542	$—	$(431,301)	$14,241
Reverse repurchase agreements [2]	55,078	$—	55,078	—	(54,955)	123

	$500,620	$—	$500,620	$—	$(486,256)	$14,364

As of December 31, 2013:
Securities borrowing [1]	$227,640	$—	$227,640	$—	$(219,992)	$7,648
Reverse repurchase agreements [2]	225,075	—	225,075	—	(224,566)	509

	$452,715	$—	$452,715	$—	$(444,558)	$8,157

[1]	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
[2]	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2014 and 2013 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged	Net Amount
As of December 31, 2014:
Securities lending [3]	$(4,215)	$—	$(4,215)	$—	$3,892	$(323)
Repurchase agreements [4]	(39,180)	—	(39,180)	—	39,089	(91)
Cash flow interest rate contracts	(5,641)	—	(5,641)	—	5,641	—

	$(49,036)	$—	$(49,036)	$—	$48,622	$(414)

As of December 31, 2013:
Securities lending [3]	$(40,101)	$—	$(40,101)	$—	$38,900	$(1,201)
Repurchase agreements [4]	(263,809)	—	(263,809)	—	273,413	9,604
Cash flow interest rate contracts	(9,349)	—	(9,349)	—	9,349	—

	$(313,259)	$—	$(313,259)	$—	$321,662	$8,403

[3]	Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
[4]	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 18 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2014, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $62.3 million to satisfy the minimum margin deposit requirement at December 31, 2014.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $23.2 million in cash to satisfy the minimum margin deposit requirement at December 31, 2014.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2014, we estimate that TWP customers held $15.2 million par value of ARS, which may be repurchased over the next year. The amount estimated for repurchase assumes no issuer redemptions.

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

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 23 in the notes to consolidated financial statements for further details.

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $32.1 million of commitments outstanding at December 31, 2014, of which $20.6 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2014 and 2013, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases

Future minimum commitments under non-cancelable operating leases at December 31, 2014, are as follows (in thousands):

2015	$78,683
2016	72,041
2017	62,201
2018	53,670
2019	48,172
Thereafter	164,991

$479,758

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2014, 2013, and 2012 was $83.5 million, $79.8 million, and $60.0 million, net of sublease income.

NOTE 19 – Legal Proceedings

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations, and regulatory investigations. In view of the number and diversity of claims against our company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be.

We have established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). This lawsuit relates to the same transactions that are the subject of the civil lawsuit filed by the school districts noted below. The SEC has asserted claims under Section 15c(1)(A), Section 10b, and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. We have denied the substantive allegations of the SEC complaint, as amended, and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with all discovery scheduled to close in April 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

Wisconsin School Districts/RBC OPEB lawsuit

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. and certain of its affiliates (“RBC”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. We entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March 2012. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against RBC to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company, and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation, and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by Stifel with the school districts and pursuit of claims against RBC. We have filed our Answer, denying RBC’s claims, and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A by the Lake of the Torches Economic Development Corporation (“EDC”), which is associated with Lac Du Flambeau Band of Lake Superior Chippewa Indians (together with EDC, the “Tribe”). We then sold all of the bonds to LDF Acquisition LLC, a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively, “Saybrook”), with Wells Fargo Bank, NA (“Wells Fargo”) as the indenture trustee for the bonds. In 2009, Saybrook and Wells Fargo brought an action in a Wisconsin federal court against the Tribe to enforce the bonds (the “2009 federal action”). The Wisconsin federal court declared, in relevant part, the Bond Indenture to be void ab initio, and the Seventh Circuit Court of Appeals affirmed but remanded the case for further proceedings as to enforceability of the other bond documents. In April 2012, Saybrook dismissed the 2009 federal action.

On January 16, 2012, Saybrook filed a new action in Wisconsin state court (the “State Action”), naming as defendants our company, Stifel, the Tribe, and the law firm of Godfrey & Kahn, S.C. (“G&K”), which served as both issuer’s and bond counsel. Saybrook seeks enforcement of the obligations under the bonds, a judgment for rescission, restitution (including the amounts paid by Saybrook for the bonds), and costs. Alternatively, if Saybrook fails to recover from the Tribe, Saybrook seeks to recover damages, costs, and attorneys’ fees from us and/or G&K. In the State Action, Saybrook asserts a claim against our company for fraud under the Wisconsin Uniform Securities Law, and with respect to Stifel, claims for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and their sovereign immunity waivers. Saybrook also asserts claims against Stifel for rescission based on alleged misrepresentation or mutual mistake.

We have answered the Complaint in the State Action, denying the claims, and filed cross-claims against the Tribe and G&K. The Tribe moved to dismiss our cross-claim, but on November 6, 2014, the court denied that motion. The Tribe also moved to dismiss Saybrook’s claims against them on the grounds that the state court does not have jurisdiction over them due to assertions that they have sovereign immunity from suit. On October 23, 2014, the state court denied the Tribe’s motion to dismiss Saybrook’s claims against the Tribe. The Tribe filed a petition for leave to appeal the non-final orders denying their motions to dismiss Stifel’s cross-claims and Saybrook’s claims. On January 30, 2015, the Wisconsin Court of Appeals denied the Tribe’s petition, thereby allowing the State Action to move forward against the Tribe. Additionally, G&K filed a cross-claim against us seeking contribution and alleging that if G&K is found negligent, then we, too, must have been negligent. We have answered G&K’s cross-claim, denying those allegations. Additionally, G&K filed a third-party complaint against Dentons US LLP. Written discovery is ongoing between all the parties in the State Action.

Additionally, on April 25, 2013, the Tribe filed a suit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court, seeking a declaration that all of the bond documents are void (the “Tribal Action”). Our motion to dismiss the Tribal Action was denied, and on August 27, 2013 we filed an Answer, denying the claims.

In response to the Tribal Action, on May 24, 2013, we, together with Saybrook, Wells Fargo, and G&K, also filed an action in a Wisconsin federal court (the “Federal Action”) seeking to enjoin the Tribal Action. On May 16, 2014 the Wisconsin federal court preliminarily enjoined the Tribal Parties from litigating the Tribal Action. The Tribal Parties have appealed the preliminary injunction to the Seventh Circuit Court of Appeals. In light of the Tribal Parties’ appeal, the Tribal Action is stayed pending the resolution of the appeal. The appeal has been fully briefed by the parties and is scheduled for oral argument before the Seventh Circuit Court of Appeals on April 9, 2015.

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

NOTE 20 – Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC’s Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC’s Customer Protection Rule (Rule 15c3-3). KBW, CSA, Merchant, and Miller Buckfire calculate their net capital under the aggregate indebtedness method, whereby their aggregate indebtedness may not be greater than fifteen times their net capital (as defined).

At December 31, 2014, Stifel had net capital of $369.6 million, which was 63.3% of aggregate debit items and $357.9 million in excess of its minimum required net capital. At December 31, 2014, KBW’s, CSA’s, Merchant’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL, Oriel, and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2014, SNEL’s, Oriel’s, and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). To be categorized as “well capitalized,” our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below (in thousands, except ratios).

Stifel Financial Corp. – Federal Reserve Capital Amounts

December 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,406,221	25.4%	$443,234	8.0%	$554,043	10.0%
Tier 1 capital to risk-weighted assets	1,385,351	25.0	221,617	4.0	332,426	6.0
Tier 1 capital to adjusted average total assets	1,385,351	16.5	336,160	4.0	420,200	5.0

Stifel Bank – Federal Reserve Capital Amounts

December 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$443,727	13.6%	$261,881	8.0%	$327,351	10.0%
Tier 1 capital to risk-weighted assets	422,996	12.9	130,940	4.0	196,410	6.0
Tier 1 capital to adjusted average total assets	422,996	8.3	203,940	4.0	254,925	5.0

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest income:
Investment securities	$71,526	$62,155	$45,946
Bank loans, net of unearned income	71,167	38,608	28,595
Margin balances	19,095	18,222	19,079
Other	24,181	23,554	15,085

	$185,969	$142,539	$108,705

Interest expense:
Senior notes	$26,617	$20,648	$11,777
Bank deposits	7,926	11,775	15,013
Other	6,718	13,945	6,580

	$41,261	$46,368	$33,370

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant additional 3.6 million and 5.1 million shares at December 31, 2014 and 2013, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $118.4 million, $131.8 million, and $51.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $19.9 million, $12.0 million, and $16.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

On the closing dates of the acquisition of the Oriel and 1919 Investment Counsel, we granted restricted stock units to certain employees as retention. The fair value of the awards issued as retention was $17.9 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2014.

On closing date of our acquisition of KBW, Inc., certain employees of KBW, Inc. and our company were granted restricted stock or restricted stock units of Stifel as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2013.

On the closing date of the acquisition of the Knight Capital Fixed Income business, we granted restricted stock units to certain employees as retention. The fair value of the awards issued as retention was $20.1 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2013.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2014, no options were granted.

A summary of option activity under the plans as of December 31, 2014, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding December 31, 2013	160	$26.99
Granted	—	—
Exercised	34	48.10
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2014	126	$31.61	2.08	$3,256

At December 31, 2014, all outstanding options were exercisable. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $1.6 million, $2.8 million, and $19.2 million, respectively. Cash proceeds from the exercise of stock options were $0.3 million, $3.6 million, and $4.2 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Tax benefits realized from the exercise of stock options for the years ended December 31, 2014, 2013, and 2012 were $0.5 million, $1.1 million, and $7.5 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At December 31, 2014, the total number of stock units outstanding was 18.4 million, of which 11.4 million were unvested.

A summary of unvested stock unit activity under the plans as of December 31, 2014, and changes during the year then ended is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted- average grant date fair value
Unvested December 31, 2013	8,844	36.63
Granted	4,151	46.82
Vested	(1,028)	47.01
Cancelled	(563)	39.62

Unvested December 31, 2014	11,404	39.70

At December 31, 2014, there was unrecognized compensation cost for stock units of $314.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Deferred Compensation Plans

The Stifel Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

Additionally, the SWAP Plan allows Stifel’s financial advisors who achieve certain levels of production the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer 2% of their gross commissions into company stock units & up to 2% of their gross commissions that will earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The second deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $18.1 million and $17.0 million at December 31, 2014 and 2013, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2014 and 2013, the deferred compensation liability related to the mutual fund option of $15.7 million and $14.3 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing and Employee Stock Ownership Plans

Eligible employees of our company who have met certain service requirements may participate in the Stifel Profit Sharing 401(k) Plan (the “Profit Sharing Plan”). We may match certain employee contributions or make additional contributions to the Profit Sharing Plan at our discretion. Our contributions to the Profit Sharing Plan were $4.9 million, $6.4 million, and $3.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

We had an internally leveraged employee stock ownership plan (“ESOP”) in which qualified employees of our company, as defined in the ESOP, participated. We made annual contributions to the ESOP in an amount determined by the Compensation Committee on behalf of all eligible employees based upon the relationship of individual compensation to total compensation. The Employee Stock Ownership Plan was terminated by our company during the year ended December 31, 2013. Compensation expense of $0.4 million and $1.7 million relating to the ESOP was recorded for the years ended December 31, 2013 and 2012, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2014 and 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion and $1.2 billion, respectively, and the fair value of the collateral that had been sold or repledged was $39.2 million and $263.8 million, respectively.

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

Derivatives’ notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market or fair value of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable.

For a complete discussion of our activities related to derivative instruments, see Note 15 in the notes to consolidated financial statements.

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

At December 31, 2014 and 2013, Stifel Bank had outstanding commitments to originate loans aggregating $122.8 million and $66.8 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2014, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2014 and 2013, Stifel Bank had outstanding letters of credit totaling $10.4 million and $5.1 million, respectively. A majority of the standby letters of credit commitments at December 31, 2014, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2014 and 2013, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $358.1 million and $282.0 million, respectively.

NOTE 24 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current taxes:
Federal	$100,262	$26,695	$32,111
State	21,835	9,954	9,199
Foreign	(1,831)	365	(174)

	120,266	37,014	41,136

Deferred taxes:
Federal	(275)	(20,724)	35,072
State	(8,064)	(2,000)	8,498
Foreign	(263)	(1,968)	(255)

	(8,602)	(24,692)	43,315

Provision for income taxes	$111,664	$12,322	$84,451

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	$101,778	$64,831	$80,413
State income taxes, net of federal income tax	14,860	11,433	11,766
Change in valuation allowance	(2,433)	1,659	(55)
Provision to return	(2,956)	(3,003)	(1,790)
Investment in subsidiary	—	(58,153)	—
Non-taxable book gain	—	(2,647)	—
Revaluation of deferred taxes	—	(2,290)	(6,600)
Other, net	415	492	777

	$111,664	$12,322	$84,451

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Deferred compensation	$161,972	$163,411
Net operating loss carryforwards	50,251	53,325
Accrued expenses	37,673	45,210
Unrealized loss on investments	35,855	30,211
Depreciation	13,306	11,537
Receivable reserves	10,595	6,010
Investment and jobs creation credit	350	1,627

Total deferred tax assets	310,002	311,331
Valuation allowance	(7,385)	(9,854)

	302,617	301,477

Deferred tax liabilities:
Goodwill and other intangibles	(24,346)	(25,826)
Change in accounting method	(12,270)	(21,852)
Prepaid expenses	(3,602)	(4,938)
Other	(4,257)	(5,307)

	(44,475)	(57,923)

Net deferred tax asset	$258,142	$243,554

Our net deferred tax asset at December 31, 2014, includes net operating loss carryforwards of $288.3 million that expire between 2015 and 2024. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was decreased by $2.5 million to adjust the tax benefit of certain state tax credits and foreign net operating losses that we have determined is more likely than not realizable. We believe the realization of the remaining net deferred tax asset of $258.1 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

The current tax payable, included in accounts payable and accrued expenses, is $24.7 million and $30.1 million as of December 31, 2014 and 2013, respectively.

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

Uncertain Tax Positions

As of December 31, 2014 and 2013, we had $5.5 million and $5.2 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefits) in the consolidated statements of operations. As of December 31, 2014 and 2013, we had accrued interest and penalties of $1.2 million and $1.0 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2012 to December 31, 2014 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$5,158	$1,750	$3,091
Increase related to prior year tax positions	627	3,044	440
Decrease related to prior year tax positions	(443)	(40)	(881)
Increase related to current year tax positions	294	133	—
Decrease related to settlements with taxing authorities	(126)	(6,086)	(900)
Decrease related to lapsing of statute of limitations	—	(356)	—
Increase related to business acquisitions	—	6,713	—

Ending balance	$5,510	$5,158	$1,750

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

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through Stifel Bank. Stifel Bank segment provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenues: [1]
Global Wealth Management	$1,232,651	$1,117,179	$991,597
Institutional Group	993,581	861,158	604,654
Other	(17,808)	(4,891)	(2,138)

	$2,208,424	$1,973,446	$1,594,113

Income/(loss) from continuing operations before income taxes:
Global Wealth Management	$346,978	299,572	266,669
Institutional Group	152,905	142,889	101,487
Other	(209,089)	(257,232)	(138,409)

	$290,794	$185,229	$229,747

[1]	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2014, 2013, or 2012.

The following table presents our company’s total assets on a segment basis at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Global Wealth Management	$5,816,284	$5,505,076
Institutional Group	3,476,592	3,290,573
Other	225,275	213,221

	$9,518,151	$9,008,870

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL, Oriel, and KBW Limited. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the years ended December 31, 2014, 2013, and 2012, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenues:
United States	$2,082,876	$1,894,300	$1,561,665
United Kingdom	113,943	67,394	23,140
Other European	11,605	11,752	9,308

	$2,208,424	$1,973,446	$1,594,113

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data):

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Income from continuing operations	$179,130	$172,907	$145,296
Loss from discontinued operations, net of tax	(3,063)	(10,894)	(6,723)

Net income	$176,067	$162,013	$138,573

Shares for basic and diluted calculation:
Average shares used in basic computation	66,472	63,568	53,563
Dilutive effect of stock options and units [1]	9,904	9,936	9,374

Average shares used in diluted computation	76,376	73,504	62,937

Earnings per basic common share
Income from continuing operations	$2.69	$2.72	$2.71
Loss from discontinued operations	(0.04)	(0.17)	(0.12)

Earnings per basic common share	$2.65	$2.55	$2.59

Earnings per diluted common share
Income from continuing operations	$2.35	$2.35	$2.31
Loss from discontinued operations	(0.04)	(0.15)	(0.11)

Earnings per diluted common share	$2.31	$2.20	$2.20

[1]	Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2014, 2013, and 2012, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. There were no share repurchases during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, we repurchased $13.7 million and $11.4 million, or 0.4 million and 0.4 million shares, respectively, using existing Board authorizations at an average price of $31.75 and $30.35 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Shares

During the year ended December 31, 2014, we issued 2.6 million shares. During the years ended December 31, 2013 and 2012, we issued 8.8 million and 2.3 million shares, respectively, which included the reissuance of 0.5 million and 2.1 million shares from treasury, respectively. Share issuances during the year ended December 31, 2014, were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of Oriel and Merchant.

Share issuances during the year ended December 31, 2013, were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of KBW, Inc and ZCM. Share issuances during the year ended December 31, 2012, were primarily a result of the vesting and exercise transactions under our incentive stock award plans, the exercise of warrants that were issued as part of the Ryan Beck acquisition, and shares issued as part of the purchase consideration in our acquisition of Miller Buckfire. See Note 3 in the notes to consolidated financial statements for additional information regarding our acquisitions.

On December 20, 2012, we acquired Miller Buckfire. As part of the purchase consideration, at the close of the acquisition, we issued 0.1 million shares of our common stock.

On February 15, 2013, we issued 6.7 million shares related to the purchase of KBW, Inc. See Note 3 in the notes to consolidated financial statements for additional information regarding our acquisitions.

On November 30, 2013, we issued 0.1 million shares related to the purchase of ZCM. See Note 3 in the notes to consolidated financial statements for additional information regarding our acquisitions.

On July 31, 2014, we issued 0.3 million shares related to the purchase of Oriel. See Note 3 in the notes to consolidated financial statements for additional information regarding our acquisitions.

On December 31, 2014, we issued 0.1 million shares related to the purchase of Merchant. See Note 3 in the notes to consolidated financial statements for additional information regarding our acquisitions.

NOTE 28 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $260.5 million at December 31, 2014. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2014, 2013, and 2012. In addition, our direct investment interest in these entities is insignificant at December 31, 2014 and 2013.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $272.4 million at December 31, 2014. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at December 31, 2014. Management fee revenue earned by our company was insignificant during the years ended December 31, 2014, 2013, and 2012.

For the entities noted above that were determined to be VIEs, we have concluded that we are not the primary beneficiary, and therefore, we are not required to consolidate these entities. Additionally, for certain other entities, we reviewed other relevant accounting guidance, which states the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either: (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation.

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

Interest in FSI Group, LLC (“FSI”)

We have provided financing of $18.0 million in the form of a convertible promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. In February 2013, the convertible promissory note was amended and restated. The convertible promissory note matures in April 2018; however, FSI has three five-year extension options. The note is convertible at our election into a 49.9% interest in FSI only after the last extension option. The convertible promissory note has a minimum coupon rate equal to 8% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not hold the power to direct the activities of FSI nor to absorb a majority of the expected losses, or receive a majority of the expected benefits, it was determined that we are not required to consolidate this entity.

Our company’s exposure to loss is limited to the carrying value of the note with FSI at December 31, 2014, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at December 31, 2014. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2014. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 29 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements; however, we identified the following non-recognized subsequent events:

Redemption of 6.70% Senior Notes

On January 15, 2015 (the “redemption date”), we redeemed 100% of our company’s outstanding 6.70% Senior Notes due 2022. The redemption price was equal to the sum of the principal amount of the Notes outstanding and accrued and unpaid interest on the Notes up to, but not including, the redemption date.

Acquisition of Sterne Agee Group, Inc.

On February 23, 2015, we entered into a definitive agreement to acquire Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities and individual investors. The consideration received by Sterne Agee shareholders will consist of a combination of our company’s common stock, valued at $51.55 per share, and cash, and is subject to adjustments for tangible book value and an indemnity earn-out relating to various indemnification obligations of the equityholders. Giving effect to those adjustments and the earn-out, the value of the merger consideration to be received by the Sterne Agee equityholders is expected to be approximately $150.0 million. Sterne Agee equityholders will make stock/cash elections that will determine the final mix of consideration. Depending on those elections, we will issue at the closing of the Merger between a minimum of 1.42 million shares and a maximum of 1.62 million shares. The cash consideration payable to Sterne Agee equityholders under the Merger Agreement is expected to range from $77.0 million to $66.0 million. The merger is subject to approval by Sterne Agee shareholders, regulatory approvals and other, customary conditions. The Merger is expected to close during the second quarter of 2015.

NOTE 30 – Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2014:
Total revenues	$555,377	$568,989	$534,683	$590,636
Interest expense	8,631	8,842	11,228	12,560
Net revenues	546,746	560,147	523,455	578,076
Total non-interest expenses	468,618	482,624	457,689	508,698
Income from continuing operations before income tax expense	78,128	77,523	65,766	69,378
Provision for income taxes	30,155	31,946	25,673	23,890
Income from continuing operations	47,973	45,577	40,093	45,488
Loss from discontinued operations, net of tax	(591)	(1,976)	(190)	(306)
Net income	$47,382	$43,601	$39,903	$45,182

Earnings per basic common share
Income from continuing operations	$0.73	$0.69	$0.60	$0.67
Loss from discontinued operations	(0.01)	(0.03)	—	—

Earnings per basic common share	$0.72	$0.66	$0.60	$0.67

Earnings per diluted common share
Income from continuing operations	$0.63	$0.60	$0.52	$0.59
Loss from discontinued operations	—	(0.02)	—	(0.01)

Earnings per diluted common share	$0.63	$0.58	$0.52	$0.58

Weighted-average number of common shares outstanding:
Basic	66,037	66,302	66,691	66,851
Diluted	75,691	75,641	76,681	77,540

(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2013:
Total revenues	$449,173	$506,312	$490,174	$574,156
Interest expense	10,569	12,634	11,535	11,630
Net revenues	438,604	493,678	478,639	562,526
Total non-interest expenses	414,946	441,103	447,631	484,537
Income from continuing operations before income tax expense	23,658	52,575	31,008	77,989
Provision for income taxes	8,722	21,659	(43,921)	25,863
Income from continuing operations	14,936	30,916	74,929	52,126
Income/(loss) from discontinued operations, net of tax	(317)	(1,481)	(5,239)	(3,857)
Net income	$14,619	$29,435	$69,690	$48,269

Earnings per basic common share
Income from continuing operations	$0.25	$0.48	$1.16	$0.80
Loss from discontinued operations	(0.01)	(0.02)	(0.08)	(0.06)

Earnings per basic common share	$0.24	$0.46	$1.08	$0.74

Earnings per diluted common share
Income from continuing operations	$0.22	$0.42	$1.00	$0.69
Loss from discontinued operations	(0.01)	(0.02)	(0.07)	(0.05)

Earnings per diluted common share	$0.21	$0.40	$0.93	$0.64

Weighted-average number of common shares outstanding:
Basic	60,054	64,505	64,706	64,859
Diluted	69,189	74,090	75,191	75,495

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2014, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stifel Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stifel Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 2, 2015

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2014 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2014, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by the shareholders	18,432,025	$36.84	3,633,292
Equity compensation plans not approved by the shareholders	54,936		—

	18,486,961	$36.84	3,633,292

On December 31, 2014, the total number of securities to be issued upon exercise of options and units consisted of 126,374 options and 18,360,587 units, for a total of 18,486,961 shares. The equity compensation plans approved by our shareholders contained 71,438 options and 18,360,587 units, for a total of 18,432,025 shares. The equity compensation plan not approved by our shareholders contained 54,936 options, for a total of 54,936 shares.

Equity compensation plans approved by shareholders

The total options granted as of December 31, 2014, for equity compensation plans approved by the shareholders consists of 59,738 shares subject to options granted under the 2001 Incentive Stock Plan and 11,700 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2014, for equity compensation plans approved by the shareholders consists of 17,923,021 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 232,665 under the 2007 Incentive Stock Plan, and 204,901 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2014, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 3,293,386 shares under the 2001 Incentive Stock Plan, 127,306 under the 2007 Incentive Stock Plan, and 212,600 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 3,633,292 shares.

Equity compensation plans not approved by shareholders

Equity compensation plans not approved by the shareholders as of December 31, 2014, include 54,936 shares that are subject to stock options granted to the former directors of TWPG in exchange for the options they held prior to the merger. There were no shares reserved for future grants or awards under this plan as of December 31, 2014.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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

EXHIBIT INDEX

STIFEL FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

Exhibit No.		Description

3.	1	Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-160523) filed on July 10, 2009.

	2	Stifel Financial Corp. Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3. (b)(1) to Stifel Financial Corp.’s Annual Report on Form 10-K for fiscal year ended July 30, 1993.

	3	Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 1, 2010.

10.	1	Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – June 22, 1987) filed July 14, 1987.

	2	Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

	3(a)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997. *

	3(b)	Employment Agreement with Richard Himelfarb dated September 6, 2005, incorporated herein by reference to Exhibit 10.(p) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

	3(c)	Employment Agreement with Thomas Mulroy dated September 7, 2005, incorporated herein by reference to Exhibit 10.(q) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

	3(d)	Employment Agreement with Victor Nesi dated June 25, 2009, incorporated herein by reference to Exhibit 10.(EE) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010. *

Exhibit No.	Description

4(a)	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1998. *

4(b)	Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.’s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

5	Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.’s Proxy Statement for the 1999 Annual Meeting of Shareholders filed March 26, 1999. *

6	Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

7	Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

8	Stifel Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *

9(a)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *

9(b)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003. *

9(c)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-140662) filed February 13, 2007. *

9(d)	Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

9(e)	Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported June 21, 2011) filed on June 22, 2011. *

10	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *

11	Stifel Financial Corp. 2010 Executive Incentive Plan, incorporated herein by reference to Appendix A to Stifel Financial Corp.’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010. *

12(a)	Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

Exhibit No.		Description

	12(b)	Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

	12(c)	First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 9, 2010. *

	13(b)	Amendment No.1 to Merger Agreement by and among Stifel Financial Corp. and BankAtlantic Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – August 14, 2008) filed on August 15, 2008.

	14(a)	Asset Purchase Agreement dated March 23, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – March 23, 2009) filed on March 23, 2009.

	14(b)	Amendment No. 1 to Asset Purchase Agreement, dated May 4, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported May 4, 2009) filed on May 11, 2009.

	14(c)	Amendment No. 2 to Asset Purchase Agreement, dated June 1, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 10 (aa) to Stifel Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

	14(d)	Amendment No. 3 to Asset Purchase Agreement, dated August 12, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported August 12, 2009) filed on August 18, 2009.

	14(e)	Amendment No. 4 to Asset Purchase Agreement, dated September 11, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 10 (cc) to Stifel Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

11.		Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21.1		List of Subsidiaries of Stifel Financial Corp., filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1.		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2.		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certification of Chief Executive Officer. **

Exhibit No.	Description

32.2.	Section 1350 Certification of Chief Financial Officer. **

101.	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski
Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Zemlyak	President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)
James M. Zemlyak

/s/ Bruce A. Beda	Director
Bruce A. Beda

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Charles A. Dill	Director
Charles A. Dill

/s/ John P. Dubinsky	Director
John P. Dubinsky

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Frederick O. Hanser	Director
Frederick O. Hanser

/s/ Richard J. Himelfarb	Director
Richard J. Himelfarb

/s/ Alton F. Irby III	Director
Alton F. Irby III

/s/ Thomas B. Michaud	Director
Thomas B. Michaud

/s/ Thomas P. Mulroy	Director
Thomas P. Mulroy

/s/ Victor J. Nesi	Director
Victor J. Nesi

/s/ James M. Oates	Director
James M. Oates

/s/ Ben A. Plotkin	Director
Ben A. Plotkin

/s/ Thomas W. Weisel	Chairman of the Board and Director
Thomas W. Weisel

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman