Form 10-Q
period 2015-03-31
STIFEL FINANCIAL CORP
filed 2015-05-11
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on May 5, 2015, was 67,881,949.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$403,756	$689,782
Cash segregated for regulatory purposes	127	49,646
Receivables:
Brokerage clients, net	541,969	483,887
Brokers, dealers, and clearing organizations	450,660	651,074
Securities purchased under agreements to resell	198,612	55,078
Financial instruments owned, at fair value	812,232	786,855
Available-for-sale securities, at fair value	1,451,260	1,513,478
Held-to-maturity securities, at amortized cost	1,154,738	1,177,565
Loans held for sale, at lower of cost or market	188,783	121,939
Bank loans, net of allowance	2,253,929	2,065,420
Investments, at fair value	198,260	210,255
Fixed assets, net	137,865	124,246
Goodwill	801,246	795,026
Intangible assets, net	52,621	54,563
Loans and advances to financial advisors and other employees, net	192,416	197,757
Deferred tax assets, net	204,337	258,142
Other assets	330,326	283,438

Total Assets	$9,373,137	$9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	March 31, 2015	December 31, 2014
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$20,500	$—
Payables:
Brokerage clients	332,287	321,496
Brokers, dealers, and clearing organizations	12,841	14,023
Drafts	54,841	75,198
Securities sold under agreements to repurchase	255,858	39,180
Bank deposits	4,834,040	4,790,081
Financial instruments sold, but not yet purchased, at fair value	544,881	587,265
Accrued compensation	147,608	359,050
Accounts payable and accrued expenses	274,537	302,320
Senior notes	450,000	625,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500

Total liabilities	7,009,893	7,196,113
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 67,859,230 and 66,336,018 shares, respectively	10,179	9,950
Additional paid-in-capital	1,628,755	1,634,114
Retained earnings	759,391	716,305
Accumulated other comprehensive income	(34,858)	(38,331)

	2,363,467	2,322,038
Treasury stock, at cost, 4,507 and 5 shares, respectively	(223)	—

Total Shareholders’ Equity	2,363,244	2,322,038

Total Liabilities and Shareholders’ Equity	$9,373,137	$9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Revenues:
Commissions	$180,302	$172,243
Principal transactions	100,205	110,360
Investment banking	125,089	135,584
Asset management and service fees	113,869	89,170
Interest	42,736	42,836
Other income	11,800	5,238

Total revenues	574,001	555,431
Interest expense	13,019	8,675

Net revenues	560,982	546,756

Non-interest expenses:
Compensation and benefits	355,693	346,989
Occupancy and equipment rental	44,170	40,782
Communications and office supplies	29,234	24,838
Commissions and floor brokerage	10,069	9,029
Other operating expenses	51,750	47,689

Total non-interest expenses	490,916	469,327

Income before income tax expense	70,066	77,429
Provision for income taxes	26,969	30,047

Net income	$43,097	$47,382

Earnings per common share
Basic	$0.62	$0.72
Diluted	0.56	0.63

Weighted-average number of common shares outstanding:
Basic	68,006	66,037
Diluted	77,359	75,691

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$43,097	$47,382
Other comprehensive income, net of tax:
Changes in unrealized gains on available-for-sale securities [1,2]	7,676	2,862
Changes in unrealized gains/(losses) on cash flow hedging instruments [3]	(225)	626
Foreign currency translation adjustment	(3,978)	337

Total other comprehensive income, net of tax:	3,473	3,825

Comprehensive income	$46,570	$51,207

(1)	Net of taxes of $4.8 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.
(2)	There were no reclassifications to earnings of realized gains during the three months ended March 31, 2015 and 2014, respectively.
(3)	Amounts are net of reclassifications to earnings of losses of $1.2 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$43,097	$47,382
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,952	7,113
Amortization of loans and advances to financial advisors and other employees	15,769	16,294
Amortization of premium on investment portfolio	1,192	960
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	2,200	1,887
Amortization of intangible assets	1,942	6,481
Deferred income taxes	49,469	43,917
Excess tax benefits from stock-based compensation	(11,768)	(16,932)
Stock-based compensation	22,356	18,308
Gains on sale of investments	(5,669)	(1,783)
Other, net	3,382	979
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	49,519	4,266
Receivables:
Brokerage clients	(58,082)	(52,322)
Brokers, dealers, and clearing organizations	200,414	(154,126)
Securities purchased under agreements to resell	(143,534)	(69,188)
Financial instruments owned, including those pledged	(24,309)	(190,216)
Loans originated as held for sale	(464,087)	(200,713)
Proceeds from mortgages held for sale	394,751	205,494
Loans and advances to financial advisors and other employees	(10,782)	(12,995)
Other assets	(32,614)	(33,725)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	10,791	8,328
Brokers, dealers, and clearing organizations	(1,624)	51,551
Drafts	(20,357)	(4,686)
Financial instruments sold, but not yet purchased	(42,384)	233,902
Other liabilities and accrued expenses	(288,049)	(248,454)

Net cash used in operating activities	$(300,425)	$(338,278)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$72,290	$80,110
Calls and principal paydowns of held-to-maturity securities	23,186	25,696
Sale or maturity of investments	35,858	9,522
Sale of other real estate owned	—	131
Increase in bank loans, net	(190,183)	(95,197)
Payments for:
Purchase of available-for-sale securities	(199)	(116,802)
Purchase of held-to-maturity securities	—	(7,959)
Purchase of investments	(19,262)	(35,369)
Purchase of fixed assets	(20,996)	(6,431)
Acquisitions	(961)	—

Net cash used in investing activities	(100,267)	(146,299)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings from banks	20,500	359,200
Increase/(decrease) in securities sold under agreements to repurchase	216,678	(17,650)
Increase/(decrease) in bank deposits, net	43,959	(58,063)
Increase/(decrease) in securities loaned	442	(4,282)
Excess tax benefits from stock-based compensation	11,768	16,932
Issuance of common stock for stock option exercises	200	83
Repayment of senior notes	(175,000)	—
Extinguishment of subordinated debt	—	(3,131)

Net cash provided by financing activities	118,547	293,089

Effect of exchange rate changes on cash	(3,881)	337

Decrease in cash and cash equivalents	(286,026)	(191,151)
Cash and cash equivalents at beginning of period	689,782	716,560

Cash and cash equivalents at end of period	$403,756	$525,409

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,135	$30,269
Cash paid for income taxes, net of refunds	30,936	8,356
Noncash financing activities:
Unit grants, net of forfeitures	53,045	86,347
Shares surrendered into treasury	223	—

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 2 – Recently Issued Accounting Guidance

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective beginning on January 1, 2016. Early adoption is permitted; however, we do not expect to adopt this new guidance early. We do not expect the new guidance to have a material impact on our consolidated financial position or results of operations.

Repurchase Agreements

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” (“ASU 2014-11”) amending FASB Accounting Standards Codification Topic 860, “Transfers and Servicing.” The amended guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance also requires new disclosures for certain transfers accounted for as sales and collateral supporting transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014, except for the disclosures related to secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU 2014-11 did not have a material impact on our results of operations or financial position.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance allows for either retrospective application to all periods presented or a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016; however, the FASB has issued a proposal to extend the effective date by one year. Early adoption is not permitted. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”) amending FASB ASC Topic 205-20, “Discontinued Operations,” (“ASC 205-20”). The amended guidance changes the criteria for reporting discontinued operations and requires new disclosures. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, and will be applied prospectively. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2015 and December 31, 2014, included (in thousands):

	March 31, 2015	December 31, 2014
Deposits paid for securities borrowed	$329,638	$445,542
Receivable from clearing organizations	116,678	198,079
Securities failed to deliver	4,344	7,453

	$450,660	$651,074

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2015 and December 31, 2014, included (in thousands):

	March 31, 2015	December 31, 2014
Deposits received from securities loaned	$4,805	$4,215
Payable to clearing organizations	4,736	2,443
Securities failed to receive	3,300	7,365

	$12,841	$14,023

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 4 – Fair Value Measurements

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

For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.4 million and $11.5 million at March 31, 2015 and December 31, 2014, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, are presented below:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$85,576	$85,576	$—	$—
Financial instruments owned:
U.S. government securities	39,200	39,200	—	—
U.S. government agency securities	96,319	—	96,319	—
Mortgage-backed securities:
Agency	184,796	—	184,796	—
Non-agency	28,618	—	27,899	719
Corporate securities:
Fixed income securities	184,591	48,819	133,092	2,680
Equity securities	89,982	80,297	9,066	619
State and municipal securities	188,726	—	188,726	—

Total financial instruments owned	812,232	168,316	639,898	4,018
Available-for-sale securities:
U.S. government agency securities	1,712	—	1,712	—
State and municipal securities	75,247	—	75,247	—
Mortgage-backed securities:
Agency	199,640	—	199,640	—
Commercial	93,784	—	93,784	—
Non-agency	3,039	—	3,039	—
Corporate fixed income securities	305,352	55,415	249,937	—
Asset-backed securities	772,486	—	728,099	44,387

Total available-for-sale securities	1,451,260	55,415	1,351,458	44,387
Investments:
Corporate equity securities	52,222	52,215	7	—
Mutual funds	14,860	14,860	—	—
U.S. government securities	13,518	104	13,414	—
Auction rate securities:
Equity securities	42,518	—	—	42,518
Municipal securities	1,330	—	—	1,330
Other [1]	73,812	4,849	2,406	66,557

Total investments	198,260	72,028	15,827	110,405

	$2,547,328	$381,335	2,007,183	$158,810

[1]	Includes $48.4 million of partnership interests, $13.3 million of private company investments, and $14.8 million of private equity and other investments.

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$227,211	$227,211	$—	$—
U.S. government agency securities	4,965	—	4,965	—
Mortgage-backed securities:
Agency	44,605	—	44,605	—
Corporate securities:
Fixed income securities	159,976	4,238	155,738	—
Equity securities	108,114	89,577	18,537	—
State and municipal securities	10	—	10

Total financial instruments sold, but not yet purchased	544,881	321,026	223,855	—
Derivative contracts [2]	5,932	—	5,932	—

	$550,813	$321,026	$229,787	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, are presented below:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$122,875	$122,875	$—	$—
Financial instruments owned:
U.S. government securities	58,992	58,992	—	—
U.S. government agency securities	101,439	—	101,439	—
Mortgage-backed securities:
Agency	159,057	—	159,057	—
Non-agency	13,366	189	12,371	806
Corporate securities:
Fixed income securities	245,909	75,236	168,680	1,993
Equity securities	77,548	76,316	88	1,144
State and municipal securities	130,544	—	130,544	—

Total financial instruments owned	786,855	210,733	572,179	3,943
Available-for-sale securities:
U.S. government agency securities	1,610	—	1,610	—
State and municipal securities	74,401	—	74,401	—
Mortgage-backed securities:
Agency	209,206	—	209,206	—
Commercial	107,644	—	107,644	—
Non-agency	3,137	—	3,137	—
Corporate fixed income securities	337,406	50,892	286,514	—
Asset-backed securities	780,074	—	736,029	44,045

Total available-for-sale securities	1,513,478	50,892	1,418,541	44,045
Investments:
Corporate equity securities	59,203	35,123	24,080	—
Mutual funds	18,144	18,144	—	—
U.S. government securities	6,555	104	6,451	—
Auction rate securities:
Equity securities	46,197	—	—	46,197
Municipal securities	1,326	—	—	1,326
Other [1]	78,830	1,283	4,557	72,990

Total investments	210,255	54,654	35,088	120,513

	$2,633,463	$439,154	2,025,808	$168,501

[1]	Includes $48.1 million of partnership interests, $16.4 million of private company investments, and $14.3 million of private equity and other investments.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$146,592	$146,592	$—	$—
U.S. government agency securities	10,029	—	10,029	—
Mortgage-backed securities:
Agency	28,067	—	28,067	—
Non-agency	4,556	401	4,155	—
Corporate securities:
Fixed income securities	293,008	17,116	275,892	—
Equity securities	105,013	105,013	—	—

Total financial instruments sold, but not yet purchased	587,265	269,122	318,143	—
Derivative contracts [2]	5,641	—	5,641	—

	$592,906	$269,122	$323,784	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Asset- Backed Securities
Balance at December 31, 2014	$806	$1,993	$1,144	$44,045
Unrealized gains/(losses):
Included in changes in net assets [2]	(60)	—	—	—
Included in OCI [3]	—	—	—	342
Realized gains/(losses) [2]	14	—	—	—
Purchases	—	2,680	—	—
Sales	—	(1,993)	(525)	—
Redemptions	(41)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—

Net change	(87)	687	(525)	342

Balance at March 31, 2015	$719	$2,680	$619	$44,387

	Three Months Ended March 31, 2015
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2014	$46,197	$1,326	$72,990
Unrealized gains/(losses):
Included in changes in net assets [2]	546	4	938
Included in OCI [3]	—	—	—
Realized gains [2]	—	—	(629)
Purchases	—	—	1,695
Sales	—	—	(2,445)
Redemptions	(4,225)	—	(84)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	(5,908)

Net change	(3,679)	4	(6,433)

Balance at March 31, 2015	$42,518	$1,330	$66,557

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of transfers of investments out of Level 3 and redemptions of ARS at par during the three months ended March 31, 2015. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2015, relating to Level 3 assets still held at March 31, 2015, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of March 31, 2015.

	Valuation technique	Unobservable input	Range	Weighted average

Available-for-sale securities:

Asset-backed securities	Discounted cash flow	Discount rate	5.8% - 7.7%	7.5%
		Workout period	3 - 4 years	3.9 years

Investments:
Auction rate securities:

Equity securities	Discounted cash flow	Discount rate	2.0% - 12.7%	7.1%
		Workout period	1 - 3 years	2.3 years

Municipal securities	Discounted cash flow	Discount rate	0.1% - 8.4%	6.7%
		Workout period	1 - 4 years	2.8 years

Other

Investments in partnerships	Market approach	Revenue multiple	1.3 – 4.2	2.9
		EBITDA multiple	9.4 – 15.3	12.3

Private equity investments	Market approach	Revenue multiple	0.5 – 2.0	1.4
		EBITDA multiple	4.3 – 9.8	6.7

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

General and limited partnership interests in investment partnerships totaled $48.4 million and $42.1 million at March 31, 2015 and December 31, 2014, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $18.2 million and $21.2 million at March 31, 2015 and December 31, 2014, respectively. Direct investments in private equity companies may be valued using the market approach and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $3.0 million of transfers of financial assets from Level 1 to Level 2 during the three months ended March 31, 2015, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were $5.9 million of transfers of financial assets out of Level 3 during the three months ended March 31, 2015, primarily related to other investments for which market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2015 and December 31, 2014, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$403,756	$403,756	$689,782	$689,782
Cash segregated for regulatory purposes	127	127	49,646	49,646
Securities purchased under agreements to resell	198,612	198,612	55,078	55,078
Financial instruments owned	812,232	812,232	786,855	786,855
Available-for-sale securities	1,451,260	1,451,260	1,513,478	1,513,478
Held-to-maturity securities	1,154,738	1,194,417	1,177,565	1,211,976
Loans held for sale	188,783	188,783	121,939	121,939
Bank loans	2,253,929	2,272,401	2,065,420	2,086,864
Investments	198,260	198,260	210,255	210,255
Financial liabilities:
Securities sold under agreements to repurchase	$255,858	$255,858	$39,180	$39,180
Bank deposits	4,834,040	4,331,934	4,790,081	4,246,214
Financial instruments sold, but not yet purchased	544,881	544,881	587,265	587,265
Derivative contracts [1]	5,932	5,932	5,641	5,641
Senior notes	450,000	461,903	625,000	638,690
Debentures to Stifel Financial Capital Trusts	82,500	72,680	82,500	76,714

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$318,180	$318,180	$—	$—
Cash segregated for regulatory purposes	127	127	—	—
Securities purchased under agreements to resell	198,612	193,624	4,988	—
Held-to-maturity securities	1,194,417	—	950,475	243,942
Loans held for sale	188,783	—	188,783	—
Bank loans	2,272,401	—	2,272,401	—
Financial liabilities:
Securities sold under agreements to repurchase	$255,858	$109,505	$146,353	$—
Bank deposits	4,331,934	—	4,331,934	—
Senior notes	461,903	461,903	—	—
Debentures to Stifel Financial Capital Trusts	72,680	—	—	72,680

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$566,907	$566,907	$—	$—
Cash segregated for regulatory purposes	49,646	49,646	—	—
Securities purchased under agreements to resell	55,078	44,996	10,082	—
Held-to-maturity securities	1,211,976	—	969,913	242,063
Loans held for sale	121,939	—	121,939	—
Bank loans	2,086,864	—	2,086,864	—
Financial liabilities:
Securities sold under agreements to repurchase	$39,180	$39,180	$—	$—
Bank deposits	4,246,214	—	4,246,214	—
Senior notes	638,690	638,690	—	—
Debentures to Stifel Financial Capital Trusts	76,714	—	—	76,714

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2015 and December 31, 2014.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2015 and December 31, 2014 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency mortgage-backed securities, asset-backed securities, consisting of corporate obligations, collateralized debt obligation securities, and ARS, corporate fixed income securities. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2015 and December 31, 2014 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Financial instruments owned:
U.S. government securities	$39,200	$58,992
U.S. government agency securities	96,319	101,439
Mortgage-backed securities:
Agency	184,796	159,057
Non-agency	28,618	13,366
Corporate securities:
Fixed income securities	184,591	245,909
Equity securities	89,982	77,548
State and municipal securities	188,726	130,544

	$812,232	$786,855

Financial instruments sold, but not yet purchased:
U.S. government securities	$227,211	$146,592
U.S. government agency securities	4,965	10,029
Mortgage-backed securities:
Agency	44,605	28,067
Non-agency	—	4,556
Corporate securities:
Fixed income securities	159,976	293,008
Equity securities	108,114	105,013
State and municipal securities	10	—

	$544,881	$587,265

At March 31, 2015 and December 31, 2014, financial instruments owned in the amount of $537.5 million and $425.1 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,708	$6	$(2)	$1,712
State and municipal securities	76,379	73	(1,205)	75,247
Mortgage-backed securities:
Agency	196,522	3,627	(509)	199,640
Commercial	92,689	1,136	(41)	93,784
Non-agency	3,064	4	(29)	3,039
Corporate fixed income securities	302,777	2,866	(291)	305,352
Asset-backed securities	773,735	3,874	(5,123)	772,486

	$1,446,874	$11,586	$(7,200)	$1,451,260

Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$861,602	$35,644	$(12)	$897,234
Commercial	59,476	3.207	—	62,503
Non-agency	1,018	—	(18)	1,000
Asset-backed securities	177,428	3,824	(2,097)	179,155
Corporate fixed income securities	55,214	3	(692)	54,525

	$1,154,738	$42,498	$(2,819)	$1,194,417

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074

	$1,520,517	$7,133	$(14,172)	$1,513,478

Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017

	$1,177,565	$38,338	$(3,927)	$1,211,976

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
[2]	Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

During the three months ended March 31, 2015 and 2014 there were no sales of available-for-sale securities.

During the three months ended March 31, 2015 and 2014, unrealized gains, net of deferred taxes, of $7.7 million and $2.9 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$113,140	$113,406	$15,019	$15,019
After one year through three years	33,498	33,758	40,195	39,506
After three years through five years	115,662	117,330	—	—
After five years through ten years	305,574	305,395	—	—
After ten years	586,725	584,908	177,428	179,155
Mortgage-backed securities
After one year through three years	107	109	—	—
After five years through ten years	76,066	78,952	59,476	62,504
After ten years	216,102	217,402	862,620	898,233

	$1,446,874	$1,451,260	$1,154,738	$1,194,417

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2015, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale:[1]
U.S. government agency securities	$477	$1,235	$—	$—	$1,712
State and municipal securities	—	—	1,696	73,551	75,247
Mortgage-backed securities:
Agency	—	—	37,340	162,300	199,640
Commercial	—	—	41,611	52,173	93,784
Non-agency	—	109	—	2,930	3,039
Corporate fixed income securities	112,929	149,853	42,570	—	305,352
Asset-backed securities	—	—	261,130	511,356	772,486

	$113,406	$151,197	$384,347	$802,310	$1,451,260

Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$—	$861,602	$861,602
Commercial	—	—	59,476	—	59,476
Non-agency	—	—	—	1,081	1,018
Asset-backed securities	—	—	—	177,428	177,428
Corporate fixed income securities	15,019	40,195	—	—	55,214

	$15,019	$40,195	$59,476	$1,040,048	$1,154,738

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2015 and December 31, 2014, securities of $1.2 billion and $1.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(2)	$233	$—	$—	$(2)	$233
State and municipal securities	(122)	10,087	(1,083)	35,821	(1,205)	45,908
Mortgage-backed securities:
Agency	(270)	56,579	(239)	9,256	(509)	65,835
Commercial	(41)	15,154	—	—	(41)	15,154
Non-agency	(29)	2,812	—	—	(29)	2,812
Corporate fixed income securities	(78)	34,841	(213)	29,783	(291)	64,624
Asset-backed securities	(1,062)	171,057	(4,061)	206,986	(5,123)	378,043

	$(1,604)	$290,763	$(5,596)	$281,846	$(7,200)	$572,609

Held-to-maturity securities
Mortgage-backed securities:
Agency	$(12)	$2,830	$—	$—	$(12)	$2,830
Non-agency	(18)	1,000	—	—	(18)	1,000
Asset-backed securities	(110)	13,622	(1,987)	55,904	(2,097)	69,526
Corporate fixed income securities	—	—	(692)	49,524	(692)	49,524

	$(140)	$17,452	$(2,679)	$105,428	$(2,819)	$122,880

At March 31, 2015, the amortized cost of 67 securities classified as available for sale exceeded their fair value by $7.2 million, of which $5.6 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2015, was $572.6 million, which was 39.5% of our available-for-sale portfolio.

At March 31, 2015, the carrying value of 21 securities held to maturity exceeded their fair value by $2.8 million, of which $2.6 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three months ended March 31, 2015 and 2014.

We believe the gross unrealized losses related to all other securities of $7.2 million as of March 31, 2015, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. No OTTI charge was recorded during the three months ended March 31, 2015 related to these securities. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at March 31, 2015 and December 31, 2014 (in thousands, except percentages):

	March 31, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
Commercial and industrial	$958,556	41.5%	$896,853	42.4%
Consumer [1]	875,317	37.9	758,288	35.8
Residential real estate	442,305	19.1	432,646	20.4
Commercial real estate	21,515	0.9	15,902	0.8
Home equity lines of credit	12,862	0.6	12,945	0.6
Construction and land	—	—	—	—

	2,310,555	100.0%	2,116,634	100.0%
Unamortized loan discount	(31,368)		(30,533)
Unamortized loan fees, net of loan fees	(1,998)		(1,631)
Loans in process	(693)		1,681
Allowance for loan losses	(22,567)		(20,731)

	$2,253,929		$2,065,420

[1]	Includes securities-based loans of $858.7 million and $732.8 million at March 31, 2015 and December 31, 2014, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Allowance for loan losses, beginning of period	$20,731	$12,668
Provision for loan losses	1,846	1,910
Charge-offs:
Commercial and industrial	(47)	(468)
Other	—	(4)

Total charge-offs	(47)	(472)
Recoveries	37	25

Allowance for loan losses, end of period	$22,567	$14,131

As of March 2015, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At March 31, 2015, we had $5.8 million of non-accrual loans, net of discounts, which included $0.9 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2014, we had $4.9 million of non-accrual loans, net of discounts, which included $1.0 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2015 and 2014, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2015 and December 31, 2014, 97.2% and 95.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type as of March 31, 2015 and December 31, 2014 (in thousands, except rates):

	March 31, 2015		December 31, 2014
	Balance	Percent [1]	Balance	Percent [1]
Commercial and industrial	$18,104	41.5%	$16,609	42.4%
Consumer	1,392	37.9	1,255	35.8
Residential real estate	857	19.1	787	20.4
Commercial real estate	305	0.9	232	0.6
Home equity lines of credit	269	0.6	267	0.8
Qualitative	1,640	—	1,581	—

	$22,567	100.0%	$20,731	100.0%

[1]	Loan category as a percentage of total loan portfolio.

At March 31, 2015 and December 31, 2014, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.5 million and $5.3 million, respectively.

At March 31, 2015 and December 31, 2014, we had mortgage loans held for sale of $188.8 million and $121.9 million, respectively. For the three months ended March 31, 2015 and 2014, we recognized gains of $2.6 million and $1.2 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 8 – Fixed Assets

The following is a summary of fixed assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Furniture and equipment	$204,721	$194,521
Building and leasehold improvements	130,418	124,390

	335,139	318,911
Less accumulated depreciation and amortization	(197,274)	(194,665)

	$137,865	$124,246

For the three months ended March 31, 2015 and 2014, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $8.0 million and $7.1 million, respectively.

NOTE 9 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2014, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2014	Net Additions	Impairment Losses	March 31, 2015
Goodwill
Global Wealth Management	$177,171	$—	$—	$177,171
Institutional Group	617,855	6,220	—	624,075

	$795,026	$6,220	$—	$801,246

	December 31, 2014	Net Additions	Amortization	March 31, 2015
Intangible assets
Global Wealth Management	$23,503	$—	$(1,206)	$22,297
Institutional Group	31,060	—	(736)	30,324

	$54,563	$—	$(1,942)	$52,621

The adjustments to goodwill and intangible assets during the three months ended March 31, 2015, are primarily attributable to the acquisition of Merchant Capital, which closed on December 31, 2014. The allocation of the purchase price for this acquisition is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisition as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$63,661	$30,944	$63,661	$29,636
Trade name	21,423	5,676	21,423	5,322
Investment banking backlog	7,388	7,388	7,388	7,388
Core deposits	5,447	4,727	5,447	4,657
Non-compete agreements	1,484	165	1,484	120

	$99,403	$48,900	$99,403	$47,123

Amortization expense related to intangible assets was $1.9 million and $6.5 million for the three months ended March 31, 2015 and 2014, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2015, are: customer relationships, 5.1 years; core deposits, 2.5 years; trade name, 11.1 years; and non-compete agreements, 2.4 years. As of March 31, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2015	$6,119
2016	6,504
2017	5,931
2018	5,443
2019	5,237
Thereafter	21,269

$50,503

NOTE 10 – Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2015, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $80.3 million during the three months ended March 31, 2015. There are no compensating balance requirements under these arrangements.

Our committed bank line financing at March 31, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At March 31, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants.

At March 31, 2015, short-term borrowings from banks were $20.5 million at an average rate of 1.00%, which were collateralized by company-owned securities valued at $298.4 million. At December 31, 2014, we had no short-term borrowings. The average bank borrowing was $13.5 million and $97.7 million for the three months ended March 31, 2015 and 2014, respectively, at average daily interest rates of 1.00% and 1.13%, respectively.

The average outstanding securities lending arrangements utilized in financing activities were $12.1 million and $72.5 million during the three months ended March 31, 2015 and 2014, respectively, at average daily effective interest rates of 0.17% and 0.17%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 11 – Senior Notes

The following table summarizes our senior notes as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
6.70% senior notes, due 2022 [1]	$—	$175,000
5.375% senior notes, due 2022 [2]	150,000	150,000
4.250% senior notes, due 2024 [3]	300,000	300,000

	$450,000	$625,000

1	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On January 15, 2015, we redeemed 100% of our company’s outstanding 6.70% senior notes.
2	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
3	In July 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.

Our senior notes mature as follows, based upon contractual terms:

2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	450,000

$450,000

NOTE 12 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Money market and savings accounts	$4,692,666	$4,600,757
Demand deposits (interest-bearing)	71,891	101,652
Certificates of deposit	55,970	77,197
Demand deposits (non-interest-bearing)	13,513	10,475

	$4,834,040	$4,790,081

The weighted-average interest rate on deposits was 0.18% and 0.19% at March 31, 2015 and December 31, 2014, respectively.

Scheduled maturities of certificates of deposit at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Certificates of deposit, less than $100:
Within one year	$19,613	$26,769
One to three years	5,653	6,874
Three to five years	952	1,268
Over five years	—	—

	$26,218	$34,911

Certificates of deposit, $100 and greater:
Within one year	$23,736	$33,784
One to three years	5,010	7,520
Three to five years	1,006	723
Over five years	—	259

	29,752	42,286

	$55,970	$77,197

At March 31, 2015 and December 31, 2014, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $4.8 billion and $4.7 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.5 million and $0.3 million, respectively.

NOTE 13 – Derivative Instruments and Hedging Activities

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

The following table provides the notional values and fair values of our derivative instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$239,493	Other assets	$—	Accounts payable and accrued expenses	$(5,932)

	December 31, 2014
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$272,967	Other assets	$—	Accounts payable and accrued expenses	$(5,641)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three months ended March 31, 2015, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $3.4 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,523)	Interest expense	$1,162	None	$—

	Three Months Ended March 31, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(678)	Interest expense	$1,698	None	$—

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

As of March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.9 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $13.9 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2015, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 14 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Debenture to Stifel Financial Capital Trust II [1]	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III [2]	35,000	35,000
Debenture to Stifel Financial Capital Trust IV [3]	12,500	12,500

	$82,500	$82,500

[1]	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.70% per annum.
[2]	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.
[3]	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 15 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2015 and December 31, 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
As of March 31, 2015:
Securities borrowing [1]	$329,638	$—	$329,638	$—	$(318,863)	$10,775
Reverse repurchase agreements [2]	198,612	$—	198,612	—	(198,592)	20

	$528,250	$—	$528,250	$—	$(517,455)	$10,795

As of December 31, 2014:
Securities borrowing [1]	$445,542	$—	$445,542	$—	$(431,301)	$14,241
Reverse repurchase agreements [2]	55,078	—	55,078	—	(54,955)	123

	$500,620	$—	$500,620	$—	$(486,256)	$14,364

[1]	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
[2]	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2015 and December 31, 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged	Net Amount
As of March 31, 2015:
Securities lending [3]	$(4,805)	$—	$(4,805)	$—	$4,483	$(322)
Repurchase agreements [4]	(255,858)	—	(255,858)	—	255,858	—
Cash flow interest rate contracts	(5,932)	—	(5,932)	—	5,932	—

	$(266,595)	$—	$(266,595)	$—	$266,273	$(322)

As of December 31, 2014:
Securities lending [3]	$(4,215)	$—	$(4,215)	$—	$3,892	$(323)
Repurchase agreements [4]	(39,180)	—	(39,180)	—	39,089	(91)
Cash flow interest rate contracts	(5,641)	—	(5,641)	—	5,641	—

	$(49,036)	$—	$(49,036)	$—	$48,622	$(414)

[3]	Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
[4]	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 16 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2015, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $58.6 million to satisfy the minimum margin deposit requirement at March 31, 2015.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $54.1 million in cash to satisfy the minimum margin deposit requirement at March 31, 2015.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2015, we estimate that TWP customers held $15.2 million par value of ARS, which may be repurchased by December 31, 2015. The amount estimated for repurchase assumes no issuer redemptions.

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

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 22 in the notes to consolidated financial statements for further details.

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $30.5 million of commitments outstanding at March 31, 2015, of which $19.0 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2015 and December 31, 2014, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

NOTE 17 – Legal Proceedings

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). This lawsuit relates to the same transactions that are the subject of the civil lawsuit filed by the school districts noted below. The SEC has asserted claims under Section 15c(1)(A), Section 10b, and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. We have denied the substantive allegations of the SEC complaint, as amended, and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with all discovery anticipated to be completed by June 30, 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

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

In response to the Tribal Action, on May 24, 2013, we, together with Saybrook, Wells Fargo, and G&K, also filed an action in a Wisconsin federal court (the “Federal Action”) seeking to enjoin the Tribal Action. On May 16, 2014 the Wisconsin federal court preliminarily enjoined the Tribal Parties from litigating the Tribal Action. The Tribal Parties have appealed the preliminary injunction to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals heard argument on the case on April 9, 2015, and we are awaiting the Court’s ruling. In light of the Tribal Parties’ appeal, the Tribal Action is stayed pending the resolution of the appeal.

While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims as well as the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

NOTE 18 – Regulatory Capital Requirements

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

At March 31, 2015, Stifel had net capital of $399.8 million, which was 68.3% of aggregate debit items and $388.1 million in excess of its minimum required net capital. At March 31, 2015, KBW’s, CSA’s, Merchant’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL and Oriel, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2015, SNEL’s and Oriel’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

March 31, 2015

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,517,310	30.3%	$400,289	8.0%	$500,362	10.0%
Tier 1 capital to risk-weighted assets	1,494,639	29.9	200,145	4.0	300,217	6.0
Tier 1 capital to adjusted average total assets	1,494,639	17.5	340,680	4.0	425,851	5.0

Stifel Bank – Federal Reserve Capital Amounts

March 31, 2015

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$427,134	16.4%	$208,038	8.0%	$260,047	10.0%
Tier 1 capital to risk-weighted assets	404,567	15.6	104,019	4.0	156,028	6.0
Tier 1 capital to adjusted average total assets	404,567	7.7	209,745	4.0	262,182	5.0

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income:
Bank loans, net of unearned income	$18,985	$13,608
Investment securities	14,754	19,311
Margin balances	4,362	4,666
Other	4,635	5,251

	$42,736	$42,836

Interest expense:
Senior notes	$8,651	$5,164
Bank deposits	2,115	1,745
Other	2,253	1,766

	$13,019	$8,675

NOTE 20 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units and debentures to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a three- to eight-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3.4 million shares at March 31, 2015.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $28.7 million and $22.5 million for the three months ended March 31, 2015 and 2014, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $11.8 million and $16.9 million for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three months ended March 31, 2015, no options were granted.

At March 31, 2015, all outstanding options were exercisable. Cash proceeds from the exercise of stock options, including the tax benefits realized from the exercise of stock options, were immaterial for the three months ended March 31, 2015 and 2014.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At March 31, 2015, the total number of stock units outstanding was 17.2 million, of which 12.3 million were unvested.

At March 31, 2015, there was unrecognized compensation cost for stock units of $336.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Deferred Compensation Plans

The Wealth Accumulation Plan (the “Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units and debentures. Participants may elect to defer a portion of their incentive compensation. Deferred awards generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

Additionally, the Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $14.9 million and $18.1 million at March 31, 2015 and December 31, 2014, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2015 and December 31, 2014, the deferred compensation liability related to the mutual fund option of $12.0 million and $15.7 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2015 and December 31, 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion and $1.2 billion, respectively, and the fair value of the collateral that had been sold or repledged was $255.9 million and $39.2 million, respectively.

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

For a complete discussion of our activities related to derivative instruments, see Note 13 in the notes to consolidated financial statements.

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

At March 31, 2015 and December 31, 2014, Stifel Bank had outstanding commitments to originate loans aggregating $223.3 million and $122.8 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2015, scheduled to be disbursed in the following three months.

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

Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2015 and December 31, 2014, Stifel Bank had outstanding letters of credit totaling $10.2 million and $10.4 million, respectively. A majority of the standby letters of credit commitments at March 31, 2015, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2015 and December 31, 2014, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $424.9 million and $358.1 million, respectively.

NOTE 22 – Segment Reporting

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

Information concerning operations in these segments of business for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues: [1]
Global Wealth Management	$329,410	$297,183
Institutional Group	238,607	249,987
Other	(7,035)	(414)

	$560,982	$546,756

Income/(loss) before income taxes:
Global Wealth Management	$98,847	79,676
Institutional Group	32,331	44,923
Other	(60,939)	(47,170)

	$70,066	$77,429

[1]	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2015 or 2014.

The following table presents our company’s total assets on a segment basis at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Global Wealth Management	$5,727,670	$5,816,284
Institutional Group	3,423,624	3,476,592
Other	221,843	225,275

	$9,373,137	$9,518,151

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and Oriel. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues:
United States	$522,616	$517,484
United Kingdom	35,286	25,884
Other European	3,080	3,388

	$560,982	$546,756

NOTE 23 – Earnings Per Share (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net income	$43,097	$47,382

Shares for basic and diluted calculation:
Average shares used in basic computation	68,006	66,037
Dilutive effect of stock options and units [1]	9,353	9,654

Average shares used in diluted computation	77,359	75,691

Earnings per common share
Basic	$0.62	$0.72
Diluted	0.56	0.63

[1]	Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three months ended March 31, 2015 and 2014, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2015, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes.

NOTE 25 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $265.7 million at March 31, 2015. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2015 and 2014. In addition, our direct investment interest in these entities is insignificant at March 31, 2015 and December 31, 2014.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $272.1 million at March 31, 2015. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at March 31, 2015. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2015 and 2014.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at March 31, 2015, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at March 31, 2015. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2015. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 26 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Executive Summary

We operate as a financial services and bank holding company. We have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country and in Europe. Our principal activities are: (i) private client services, including securities transaction and financial planning services; (ii) institutional equity and fixed income sales, trading and research, and municipal finance; (iii) investment banking services, including mergers and acquisitions, public offerings, and private placements; and (iv) retail and commercial banking, including personal and commercial lending programs.

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

Results for the three months ended March 31, 2015

For the three months ended March 31, 2015, net revenues increased 2.6% to $561.0 million compared to $546.7 million during the comparable period in 2014. Net income decreased 9.0% to $43.1 million, or $0.56 per diluted common share for the three months ended March 31, 2015, compared to $47.4 million, or $0.63 per diluted common share during the comparable period in 2014.

Our revenue growth for the three months ended March 31, 2015 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher commission revenues; and an increase in other revenues. The increase in revenues over the comparable quarter in 2014 was offset by a decline in investment banking revenues, lower net interest income and a decline in principal transaction revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2015, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 8.0%, 10.4%, and 16.7% higher than their March 31, 2014 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$180,302	$172,243	4.7	32.1%	31.5%
Principal transactions	100,205	110,360	(9.2)	17.9	20.2
Investment banking	125,089	135,584	(7.7)	22.3	24.8
Asset management and service fees	113,869	89,170	27.7	20.3	16.3
Interest	42,736	42,836	(0.2)	7.6	7.8
Other income	11,800	5,238	125.3	2.1	1.0

Total revenues	574,001	555,431	3.3	102.3	101.6
Interest expense	13,019	8,675	50.1	2.3	1.6

Net revenues	560,982	546,756	2.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	355,693	346,989	2.6	63.4	63.5
Occupancy and equipment rental	44,170	40,782	8.3	7.9	7.4
Communication and office supplies	29,234	24,838	17.7	5.2	4.5
Commissions and floor brokerage	10,069	9,029	11.5	1.8	1.7
Other operating expenses	51,750	47,689	8.5	9.2	8.7

Total non-interest expenses	490,916	469,327	4.6	87.5	85.8

Income before income taxes	70,066	77,429	(9.5)	12.5	14.2
Provision for income taxes	26,969	30,047	(10.2)	4.8	5.5

Net income	$43,097	$47,382	(9.0)	7.7%	8.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	% Change
Net revenues:
Commissions	$180,302	$172,243	4.7
Principal transactions	100,205	110,360	(9.2)
Investment banking:
Capital raising	75,646	76,812	(1.5)
Advisory fees	49,443	58,772	(15.9)

	125,089	135,574	(7.7)
Asset management and service fees	113,869	89,170	27.7
Net interest	29,717	34,161	(13.0)
Other income	11,800	5,238	125.3

Total net revenues	$560,982	$546,756	2.6

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

For the three months ended March 31, 2015, commission revenues increased 4.7% to $180.3 million from $172.2 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions from the comparable period in 2014.

Principal transactions – For the three months ended March 31, 2015, principal transactions revenues decreased 9.2% to $100.2 million from $110.4 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income institutional brokerage revenues as a result of lower trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2015, investment banking revenues decreased 7.7%, to $125.1 million from $135.6 million in the comparable period in 2014. The decrease was primarily attributable to a decrease in advisory fees and capital raising revenues.

Capital raising revenues decreased 1.5% to $75.6 million for the three months ended March 31, 2015 from $76.8 million in the comparable period in 2014. During the first quarter of 2015, equity capital raising revenues decreased 19.0% to $48.9 million from $60.4 million in the comparable period in 2014. For the three months ended March 31, 2015, fixed income capital raising revenues increased 63.1% to $26.7 million from $16.4 million in the comparable period in 2014.

Advisory fee revenues decreased 15.9% to $49.4 million for the three months ended March 31, 2015 from $58.8 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable period in 2014.

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

For the three months ended March 31, 2015, asset management and service fee revenues increased 27.7% to $113.9 million from $89.2 million in the comparable period in 2014. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended March 31, 2015, other income increased 125.3% to $11.8 million from $5.2 million during the comparable period in 2014. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$450,798	$4,362	3.87%	$482,058	$4,666	3.87%
Interest-earning assets (Stifel Bank)	5,165,198	33,905	2.63	4,957,732	33,095	2.67
Other (Stifel Nicolaus)		4,469			5,075

Total interest revenue		$42,736			$42,836

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$13,459	$34	1.00%	$97,707	$1,104	1.13%
Interest-bearing liabilities (Stifel Bank)	4,775,704	2,115	0.18	4,679,794	1,745	0.15
Stock loan (Stifel Nicolaus)	12,055	5	0.17	72,541	123	0.17
Senior notes (Stifel Financial)	477,222	8,651	7.25	325,000	5,205	6.41
Interest-bearing liabilities (Capital Trusts)	82,500	419	2.10	82,500	419	2.10
Other (Stifel Nicolaus)		1,795			79

Total interest expense		13,019			8,675

Net interest income		$29,717			$34,161

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2015, net interest income decreased to $29.7 million from $34.2 million during the comparable period in 2014.

For the three months ended March 31, 2015, interest revenue decreased 0.2% to $42.7 million from $42.8 million in the comparable period in 2014, principally as a result of lower margin interest as a result of a lower average balance, offset by a $0.8 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $5.2 billion during the three months ended March 31, 2015 compared to $5.0 billion during the comparable period in 2014 at average interest rates of 2.63% and 2.67%, respectively.

For the three months ended March 31, 2015, interest expense increased 50.1% to $13.0 million from $8.7 million during the comparable period in 2014. The increase is primarily attributable to interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes, offset by the redemption of our $175.0 million 6.70% senior notes in January 2015.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,
	2015	2014	% Change
Non-interest expenses:
Compensation and benefits	$355,693	$346,989	2.5
Occupancy and equipment rental	44,170	40,782	8.3
Communications and office supplies	29,234	24,838	17.7
Commissions and floor brokerage	10,069	9,029	11.5
Other operating expenses	51,750	47,689	8.5

Total non-interest expenses	$490,916	$469,327	4.6

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through acquisitions, and increased administrative overhead to support the growth in our segments.

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

For the three months ended March 31, 2015, compensation and benefits expense increased 2.5% to $355.7 million from $347.0 million during the comparable period in 2014. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 63.4% for the three months ended March 31, 2015, compared to 63.4% for the three months ended March 31, 2014.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $26.3 million (4.7% of net revenues) for the three months ended March 31, 2015, compared to $24.9 million (4.6% of net revenues) for the comparable period in 2014. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2015, occupancy and equipment rental expense increased 8.3% to $44.2 million from $40.8 million during the three months ended March 31, 2014. The increase is primarily due to the increase in rent expense as a result of the growth of our office locations from the comparative period in 2014. As of March 31, 2015, we have 368 locations compared to 359 at March 31, 2014.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2015, communications and office supplies expense increased 17.7% to $29.2 million from $24.8 million during the first quarter of 2014. The increase is primarily attributable to our continued expansion and the addition of revenue producers and support staff through acquisitions.

Commissions and floor brokerage – For the three months ended March 31, 2015, commissions and floor brokerage expense increased 11.5% to $10.1 million from $9.0 million during the comparable period in 2014. The increase is primarily attributable to an increase in clearing fees as a result of an increase in volume of transactions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2015, other operating expenses increased 8.5% to $51.7 million from $47.7 million during the three months ended March 31, 2014. The increase is primarily attributable to an increase in professional service fees as a result of maintaining compliance with regulatory requirements, travel and promotion, and subscriptions expenses.

Provision for income taxes – For the three months ended March 31, 2015, our provision for income taxes was $27.0 million, representing an effective tax rate of 38.5%, compared to expense of $30.2 million for the comparable period in 2014, representing an effective tax rate of 38.6%.

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

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$116,214	$112,997	2.8	35.3%	38.0%
Principal transactions	41,781	47,154	(11.4)	12.7	15.8
Asset management and service fees	113,666	89,130	27.5	34.5	30.0
Investment banking	10,326	11,280	(8.5)	3.1	3.8
Interest	39,220	38,379	2.2	11.9	12.9
Other income	9,499	1,360	598.3	2.9	0.5

Total revenues	330,706	300,300	10.1	100.4	101.0
Interest expense	1,296	3,117	(58.4)	0.4	1.0

Net revenues	329,410	297,183	10.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	183,243	174,168	5.2	55.6	58.6
Occupancy and equipment rental	18,637	17,601	5.9	5.7	5.9
Communication and office supplies	11,228	8,932	25.7	3.4	3.0
Commissions and floor brokerage	3,378	3,470	(2.6)	1.0	1.2
Other operating expenses	14,077	13,336	5.6	4.3	4.5

Total non-interest expenses	230,563	217,507	6.0	70.0	73.2

Income before income taxes	$98,847	$79,676	24.1	30.0%	26.8%

	March 31, 2015	March 31, 2014

Branch offices (actual)	330	320
Financial advisors (actual)	1,963	1,940
Independent contractors (actual)	134	141

NET REVENUES

For the three months ended March 31, 2015, Global Wealth Management net revenues increased 10.8% to $329.4 million from $297.2 million for the comparable period in 2014. The increase in net revenues from the three months ended March 31, 2015 over the comparable period in 2014 is primarily attributable to growth in asset management and service fees; an increase in other revenues; an increase in commission revenues; and increased net interest revenues, offset by a decrease in principal transaction revenues and investment banking revenues.

Commissions – For the three months ended March 31, 2015, commission revenues increased 2.8% to $116.2 million from $113.0 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the three months ended March 31, 2015, principal transactions revenues decreased 11.4% to $41.8 million from $47.2 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income products from the first quarter of 2014.

Asset management and service fees – For the three months ended March 31, 2015, asset management and service fees increased 27.5% to $113.7 million from $89.1 million in the comparable period in 2014. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues for the three months ended March 31, 2015 and 2014 are billed in arrears based on values as of December 31, 2014 and 2013, respectively.

The value of assets in fee-based accounts at December 31, 2014 increased 20.4% from December 31, 2013, of which 52.9% is attributable to net inflows and 47.1% is attributable to market appreciation. The number of fee-based accounts at December 31, 2014 increased 15.4% from December 31, 2013. The following table summarizes the changes in our assets in fee-based accounts for the period presented (in thousands):

Assets in fee-based accounts:
Balance at December 31, 2013	$29,025,210
Inflows	3,125,878
Market appreciation	2,786,298

Balance at December 31, 2014	$34,937,386

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 8.5% to $10.3 million for the three months ended March 31, 2015 from $11.3 million during the comparable period in 2014. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2015, interest revenue increased 2.2% to $39.2 million from $38.3 million in the comparable period in 2014. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended March 31, 2015, other income increased 598.3% to $9.5 million from $1.4 million during the comparable period in 2014. The increase is primarily attributable to an increase in investment gains on our private equity investments and an increase in mortgage fees from loan originations at Stifel Bank.

Interest expense – For the three months ended March 31, 2015, interest expense decreased 58.4% to $1.3 million from $3.1 million during the comparable period in 2014.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$84,852	$52	0.24%	$355,547	$164	0.18%
State and political subdivisions:
Taxable	—	—	—	18,383	265	5.76
Non-taxable (1)	76,469	678	3.55	77,975	1,672	8.57
Mortgage-backed securities	1,240,018	7,729	2.49	1,410,046	9,548	2.71
Corporate bonds	376,267	1,952	2.08	534,980	2,978	2.23
Asset-backed securities	952,941	4,395	1.84	995,672	4,848	1.95
Federal Home Loan Bank (“FHLB”) and other capital stock	14,021	114	3.26	4,478	12	1.03
Loans (2)	2,261,556	18,376	3.25	1,467,370	13,011	3.55
Loans held for sale	159,074	609	1.53	93,281	597	2.56

Total interest-earning assets (3)	$5,165,198	$33,905	2.63%	$4,957,732	$33,095	2.67%
Cash and due from banks	2,009			1,868
Other non interest-earning assets	77,453			79,741

Total assets	$5,244,660			$5,039,341

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,623,344	$1,723	0.15%	$4,437,143	$2,214	0.20%
Demand deposits	85,520	3	0.02	26,433	13	0.20
Time deposits	66,807	388	2.33	213,432	(482)	(0.90)
Savings	33	1	0.05	2,786	—	—

Total interest-bearing liabilities (3)	$4,775,704	$2,115	0.18%	$4,679,794	$1,745	0.15%
Non interest-bearing deposits	21,032			9,129
Other non interest-bearing liabilities	42,184			31,895

Total liabilities	4,838,920			4,720,818
Stockholders’ equity	405,740			318,523

Total liabilities and stockholders’ equity	$5,244,660			$5,039,341

Net interest margin		$31,790	2.46%		$31,350	2.53%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 (in thousands):

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Increase (decrease) due to:
	Volume	Rate	Total
Interest income:
Federal funds sold	$(197)	$85	$(112)
State and political subdivisions:
Taxable	(132)	(133)	(265)
Non-taxable	(32)	(962)	(994)
Mortgage-backed securities	12,509	(14,328)	(1,819)
Corporate bonds	(835)	(191)	(1,026)
Asset-backed securities	(203)	(250)	(453)
FHLB and other capital stock	6,764	(6,662)	102
Loans	12,186	(6,821)	5,365
Loans held for sale	1,230	(1,218)	12

	$31,290	$(30,480)	$810

	Increase (decrease) due to:
	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$568	$(1,059)	$(491)
Demand deposits	61	(71)	(10)
Time deposits	140	730	870
Savings	—	1	1

	$769	$(399)	$370

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

For the three months ended March 31, 2015, interest revenue of $33.9 million was generated from average interest-earning assets of $5.2 billion at an average interest rate of 2.63%. Interest revenue of $33.1 million for the comparable period in 2014 was generated from average interest-earning assets of $5.0 billion at an average interest rate of 2.67%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2015 was $4.8 billion at an average interest rate of 0.18%. The average balance of interest-bearing liabilities for the comparable period in 2014 was $4.7 billion at an average interest rate of 0.15%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2015, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.8 billion compared to $4.4 billion at March 31, 2014.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2015, Global Wealth Management non-interest expenses increased 6.0% to $230.6 million from $217.5 million for the comparable period in 2014. The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of March 31, 2015, we have 330 branch offices compared to 320 at March 31, 2014. In addition, since March 31, 2014, we have added 123 financial advisors and 372 support staff.

Compensation and benefits – For the three months ended March 31, 2015, compensation and benefits expense increased 5.2% to $183.2 million from $174.2 million during the three months ended March 31, 2014. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues decreased to 55.6% for the three months ended March 31, 2015, compared to 58.6% for the comparable period in 2014.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $15.1 million (4.6% of net revenues) for the three months ended March 31, 2015, compared to $17.2 million (5.8% of net revenues) for the three months ended March 31, 2014. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2015, occupancy and equipment rental expense increased 5.9% to $18.6 million from $17.6 million during the comparable period in 2014. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended March 31, 2015, communications and office supplies expense increased 25.7% to $11.2 million from $8.9 million during the first quarter of 2014. The increase is primarily attributable to an increase in office supplies expense.

Commissions and floor brokerage – For the three months ended March 31, 2015, commissions and floor brokerage expense decreased 2.6% to $3.4 million from $3.5 million during the first quarter of 2014. The decrease execution costs as a result of lower principal transactions.

Other operating expenses – For the three months ended March 31, 2015, other operating expenses increased 5.6% to $14.1 million from $13.3 million during the comparable period in 2014. The increase in other operating expenses is primarily attributable to an increase in professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2015, income before income taxes increased 24.1% to $98.8 million from $79.7 million during the comparable period in 2014. Profit margins (income before income taxes as a percent of net revenues) have increased to 30.0% for the three months ended March 31, 2015 from 26.8% during the comparable period in 2014 as a result of revenue growth.

Results of Operations – Institutional Group

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$64,088	$59,246	8.2	26.9%	23.7
Principal transactions	58,423	63,205	(7.6)	24.5	25.4

Capital raising	65,321	65,526	(0.3)	27.4	26.2
Advisory fees	49,443	58,773	(15.9)	20.7	23.5

Investment banking	114,764	124,299	(7.7)	48.1	49.7
Interest	3,826	4,664	(18.0)	1.6	1.9
Other income	309	663	(53.4)	0.1	0.1

Total revenues	241,410	252,077	(4.2)	101.2	100.8
Interest expense	2,803	2,100	31.7	1.2	0.8

Net revenues	238,607	249,977	(4.5)	100.0	100.0

Non-interest expenses:
Compensation and benefits	149,411	154,234	(3.1)	62.6	61.7
Occupancy and equipment rental	11,969	12,402	(3.5)	5.0	5.0
Communication and office supplies	15,464	12,790	20.9	6.5	5.1
Commissions and floor brokerage	6,691	5,558	20.4	2.8	2.2
Other operating expenses	22,741	20,080	13.3	9.6	8.0

Total non-interest expenses	206,276	205,064	0.6	86.5	82.0

Income before income taxes	$32,331	$45,622	(29.4)	13.5%	18.0%

NET REVENUES

For the three months ended March 31, 2015, Institutional Group net revenues decreased 4.5% to $238.6 million from $250.0 million for the comparable period in 2014. The decrease in net revenues for the three months ended March 31, 2015 over the comparable period in 2014 was primarily attributable to declines in equity capital raising revenues; advisory fees; and equity brokerage revenues, offset by increases in fixed income capital raising revenues; and fixed income brokerage revenues.

Commissions – For the three months ended March 31, 2015, commission revenues increased 8.2% to $64.1 million from $59.2 million in the comparable period in 2014.

Principal transactions – For the three months ended March 31, 2015, principal transactions revenues decreased 7.6% to $58.4 million from $63.2 million in the comparable period in 2014.

For the three months ended March 31, 2015, equity institutional brokerage revenues decreased 4.1% to $61.8 million from $64.5 million during the comparable period in 2014. The decrease is primarily attributable to lower market volatility, which negatively impacted trading volume during the first quarter of 2015.

For the three months ended March 31, 2015, fixed income institutional brokerage revenues increased 4.7% to $60.7 million from $58.0 million in the comparable period in 2014. The increase is primarily attributable to an improvement in fixed income trading volumes from the comparable period in 2014.

Investment banking – For the three months ended March 31, 2015, investment banking revenues decreased 7.7% to $114.8 million from $124.3 million in the first quarter of 2014, which is attributable to a decrease in equity capital raising revenues and advisory fees from the comparable period in 2014. The decrease was offset by an increase in fixed income capital raising revenues over the first quarter of 2014.

For the three months ended March 31, 2015, capital raising revenues decreased 0.3% to $65.3 million from $65.5 million in the comparable period in 2014.

For the three months ended March 31, 2015, equity capital raising revenues decreased 18.9% to $44.5 million from $55.0 million during the first quarter of 2014. The decrease was primarily attributable to a decrease in the number of transactions over the comparable period in 2014.

For the three months ended March 31, 2015, fixed income capital raising revenues increased 97.1% to $20.7 million from $10.5 million during the first quarter of 2014. The increase is primarily attributable to an increase in the municipal bond origination business.

For the three months ended March 31, 2015, advisory fees decreased 15.9% to $49.4 million from $58.8 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable period in 2014.

Other income – For the three months ended March 31, 2015, other income decreased 53.4% to $0.3 million from $0.7 million in the comparable period in 2014.

NON-INTEREST EXPENSES

For the three months ended March 31, 2015, Institutional Group non-interest expenses increased 0.6% to $206.3 million from $205.1 million for the comparable period in 2014.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 232 revenue producers and 75 support staff since March 31, 2014.

Compensation and benefits – For the three months ended March 31, 2015, compensation and benefits expense decreased 3.1% to $149.4 million from $154.2 million during the comparable period in 2014. The decrease is principally due to a decrease in variable compensation as a result of lower revenues and profitability, offset by an increase in fixed compensation as a result of our continued expansion. Compensation and benefits expense as a percentage of net revenues was 62.6% for the three months ended March 31, 2015 compared to 61.6% for the comparable period in 2014.

Occupancy and equipment rental – For the three months ended March 31, 2015, occupancy and equipment rental expense decreased 3.5% to $12.0 million from $12.4 million during the comparable period in 2014. The decrease is primarily due to a reduction in data processing expense, offset by an increase in rent expense.

Communications and office supplies – For the three months ended March 31, 2015, communications and office supplies expense increased 20.9% to $15.5 million from $12.8 million during the first quarter of 2014. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the three months ended March 31, 2015, commissions and floor brokerage expense increased 20.4% to $6.7 million from $5.6 million during the first quarter of 2014. The increase is primarily attributable to an increase in clearing expense.

Other operating expenses – For the three months ended March 31, 2015, other operating expenses increased 13.3% to $22.7 million from $20.1 million during the comparable period in 2014. The increase is primarily attributable to an increase in travel and promotion expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2015, income before income taxes for the Institutional Group segment decreased 28.0% to $32.3 million from $44.9 million during the comparable period in 2014. Profit margins (income before income taxes as a percentage of net revenues) have declined to 13.6% for the three months ended December 31, 2015, from 18.0% during the comparable period in 2014 as a result of lower revenues and an increase in operating expenses.

Results of Operations – Other Segment

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,
	2015	2014	% Change
Net revenues	$(7,035)	$(414)		*

Non-interest expenses:
Compensation and benefits	23,039	18,587	24.0
Other operating expenses	31,038	28,169	10.2

Total non-interest expenses	54,077	46,756	13.5

Loss before income taxes	$(61,112)	$(47,170)	29.6

*	Percentage is not meaningful.

Net revenues – For the three month period ended March 31, 2015, net revenues were negatively impacted by investment losses.

Compensation and benefits – For the three months ended March 31, 2015, compensation and benefits expense increased 24.0% to $23.0 million from $18.6 million for the comparable period in 2014. The increase is primarily attributable to an increase in fixed compensation associated with our continued back-office expansion to support the growth of the firm.

Other operating expenses – For the three months ended March 31, 2015, other operating expenses increased 10.2% to $31.0 million from $28.2 million for the comparable period in 2014. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our recent acquisitions. These expenses include rent and professional services fees.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2015, our total assets decreased 2.0% to $9.37 billion from $9.52 billion at December 31, 2014. The decrease is attributable to a decrease in investment portfolio at Stifel Bank, which consists of available-for-sale and held-to-maturity securities, and financial instruments owned, at fair value, partially offset by an increase in the loan portfolio at Stifel Bank, and growth attributable to acquired assets from the four acquisitions completed in 2014. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2015, our liabilities were comprised primarily of short-term borrowings of $20.5 million, senior notes of $450.0 million, trust preferred securities of $82.5 million, deposits of $4.83 billion at Stifel Bank, and payables to customers of $332.3 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $422.1 million. To meet our obligations to clients and operating needs, we had $403.8 million in cash and cash equivalents at March 31, 2015. We also had client brokerage receivables of $542.0 million at Stifel Nicolaus and $2.44 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $286.0 million to $403.8 million at March 31, 2015, from $689.8 million at December 31, 2014. Operating activities used $300.4 million of cash primarily due to a decrease in operating liabilities and an increase in operating assets, offset by the net effect of non-cash items net income recognized during the three months ended March 31, 2014. Investing activities used cash of $100.3 million due to the growth of the loan portfolio, fixed asset purchases, and investment purchases, offset by proceeds from the maturity of available-for-sale and held-to-maturity securities, and sale of investments. Financing activities provided cash of $118.5 million principally due to an increase in repurchase agreements, an increase in bank deposits, and proceeds received short-term borrowings, offset by our redemption of 100% of the outstanding 6.70% senior notes.

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

As of March 31, 2015, we had $9.4 billion in assets, $4.6 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2015	December 31, 2014	Average Conversion
Cash and cash equivalents	$403,756	$689,782
Receivables from brokers, dealers, and clearing organizations	450,660	651,074	3 days
Securities purchased under agreements to resell	198,612	55,078	1 day
Financial instruments owned at fair value	808,214	782,912	5 days
Available-for-sale securities at fair value	1,451,260	1,513,478	3 days
Held-to-maturity securities at amortized cost	1,154,738	1,177,565	10 days
Investments	124,448	131,425	5 days

Total cash and assets readily convertible to cash	$4,591,688	$5,001,314

As of March 31, 2015 and December 31, 2014, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2015		December 31, 2014
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$68,034	$—	$37,134	$—
Financial instruments owned at fair value	255,858	537,467	39,180	425,108
Available-for-sale securities at fair value	—	1,168,130	—	1,210,193
Investments	—	38,300	—	41,150

	$323,892	$1,743,897	$76,314	$1,676,451

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2015, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

At March 31, 2015, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2015, available cash and highly liquid investments comprised approximately 30% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At March 31, 2015, we have $88.2 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $403.8 million of cash and cash equivalents at March 31, 2015, compared to $689.8 million at December 31, 2014. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $1.45 billion in available-for-sale investment securities at March 31, 2015, compared to $1.51 billion at December 31, 2014. As of March 31, 2015, the weighted-average life of the investment securities portfolio was approximately 2.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2015, we had $4.83 billion in deposits compared to $4.79 billion at December 31, 2014. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2015, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $80.3 million during the three months ended March 31, 2015. There are no compensating balance requirements under these arrangements.

At March 31, 2015, short-term borrowings from banks were $20.5 million at an average rate of 1.00%, which were collateralized by company-owned securities valued at $298.4 million. At December 31, 2014, we had no short-term borrowings. The average bank borrowing was $13.5 million and $97.7 million for the three months ended March 31, 2015 and 2014, respectively, at average daily interest rates of 1.00% and 1.13%, respectively.

The average outstanding securities lending arrangements utilized in financing activities were $12.1 million and $72.5 million during the three months ended March 31, 2015 and 2014, respectively, at average daily effective interest rates of 0.17% and 0.17%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured borrowings – Our committed bank line financing at March 31, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At March 31, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $1.35 billion at March 31, 2015, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $4.70 billion at March 31, 2015.

Public Offering of Senior Notes – On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes accrue from December 21, 2012, and will be paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on April 15, 2013. The December 2012 Notes will mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part on or after December 31, 2015, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions, and expenses, were used for general corporate purposes. In January 2013, we received a BBB- rating on the December 2012 Notes.

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

Use of Capital Resources – On January 15, 2015 (the “redemption date”), we redeemed 100% of our company’s outstanding 6.70% Senior Notes due 2022. The redemption price was equal to the sum of the principal amount of the Notes outstanding and accrued and unpaid interest on the Notes up to, but not including, the redemption date.

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

We have paid $17.1 million in the form of upfront notes to financial advisors for transition pay through April 30, 2015. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel. In addition, we have paid $1.2 million in the form of notes to associates of acquired companies for retention during the three months ended March 31, 2015.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2015, 2016, 2017, 2018, 2019, and thereafter are $39.6 million, $43.0 million, $31.8 million, $24.9 million, $18.4 million, and $29.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At March 31, 2015, the total number of stock units outstanding was 17.2 million, of which 12.3 million were unvested. At March 31, 2015, there was unrecognized compensation cost for stock units of $336.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining months in 2015 and the years ended December 31, 2016, 2017, 2018, 2019, and thereafter are $70.1 million, $80.9 million, $68.5 million, $53.7 million, $32.6 million, and $30.6 million, respectively. These estimates could change if our forfeitures change from historical levels.

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2015, we estimate that TWP customers held $15.2 million par value of ARS, which may be repurchased by December 31, 2015. The amount estimated for repurchase assumes no issuer redemptions.

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

At March 31, 2015, Stifel had net capital of $399.8 million, which was 68.3% of aggregate debit items and $388.1 million in excess of its minimum required net capital. At March 31, 2015, KBW’s, CSA’s, Merchant’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2014, SNEL’s and Oriel’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2015, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 18 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At March 31, 2015, Level 3 assets for which we bear economic exposure were $158.8 million or 6.2% of the total assets measured at fair value. During the three months ended March 31, 2015, we recorded purchases of $4.4 million and sales and redemptions of $9.3 million of Level 3 assets. We transferred $5.9 million out of Level 3 during the three months ended March 31, 2015. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.2 million.

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

At March 31, 2015, Level 3 assets included the following: $88.2 million of auction rate securities and $70.6 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At March 31, 2015, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.4 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2015, and the daily VaR at March 31, 2015 and December 31, 2014 (in thousands):

	Three Months Ended March 31, 2015			VAR Calculation at
	High	Low	Daily Average	March 31, 2015	December 31, 2014
Daily VaR	$7,120	$2,224	$3,532	$5,039	$3,340

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

The following table illustrates the estimated change in net interest margin at March 31, 2015, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	11.2%
+100	6.1%
0	0.0%
-100	(8.4%)
-200	(18.1%)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at March 31, 2015 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,837,156	$495,541	$203,844	$22,197
Securities	1,326,527	118,973	727,289	444,785
Interest-bearing cash	47,699	—	—	—

	$3,211,382	$614,514	$931,133	$466,982

Interest-bearing liabilities:
Transaction accounts and savings	$3,978,633	$155,899	$585,361	$53,596
Certificates of deposit	30,541	11,858	12,621	—
Borrowings	—	—	—	16,672

	$4,009,174	$167,757	$597,982	$70,268

GAP	(797,792)	446,757	333,151	396,714

Cumulative GAP	$(797,792)	$(351,035)	$(17,884)	$378,830

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion, and the fair value of the collateral that had been sold or repledged was $255.9 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 7, Part II and “Legal Proceedings” in Item 3, Part I of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiaries, SNEL and Oriel, are subject to the regulatory supervision and requirements of the FCA in the United Kingdom. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

The following supplements and amends our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). This lawsuit relates to the same transactions that are the subject of the civil lawsuit filed by the school districts noted below. The SEC has asserted claims under Section 15c(1)(A), Section 10b, and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. We have denied the substantive allegations of the SEC complaint, as amended, and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with all discovery anticipated to be completed by June 30, 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

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

In response to the Tribal Action, on May 24, 2013, we, together with Saybrook, Wells Fargo, and G&K, also filed an action in a Wisconsin federal court (the “Federal Action”) seeking to enjoin the Tribal Action. On May 16, 2014 the Wisconsin federal court preliminarily enjoined the Tribal Parties from litigating the Tribal Action. The Tribal Parties have appealed the preliminary injunction to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals heard argument on the case on April 9, 2015, and we are awaiting the Court’s ruling. In light of the Tribal Parties’ appeal, the Tribal Action is stayed pending the resolution of the appeal.

While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims as well as the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

ITEM 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2015. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2015.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2015, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10	Stifel Financial Corp., Wealth Accumulation Plan 2015 Restatement

11.1	Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended march 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski
Chairman of the Board and Chief Executive Officer

/s/ James M. Zemlyak
James M. Zemlyak
Chief Financial Officer

Date: May 11, 2015