Form 10-Q
period 2015-06-30
STIFEL FINANCIAL CORP
filed 2015-08-10
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on August 3, 2015, was 69,432,970.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$641,937	$689,782
Cash segregated for regulatory purposes	150	49,646
Receivables:
Brokerage clients, net	756,727	483,887
Brokers, dealers, and clearing organizations	835,433	651,074
Securities purchased under agreements to resell	242,944	55,078
Financial instruments owned, at fair value	944,813	786,855
Available-for-sale securities, at fair value	787,897	1,513,478
Held-to-maturity securities, at amortized cost	1,125,426	1,177,565
Loans held for sale, at lower of cost or market	183,991	121,939
Bank loans, net of allowance	2,420,326	2,065,420
Investments, at fair value	190,452	210,255
Fixed assets, net	159,365	124,246
Goodwill	886,011	795,026
Intangible assets, net	60,758	54,563
Loans and advances to financial advisors and other employees, net	250,512	197,757
Deferred tax assets, net	258,157	258,142
Other assets	394,643	283,438
Total Assets	$10,139,542	$9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	June 30, 2015	December 31, 2014
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$543,289	$—
Payables:
Brokerage clients	449,834	321,496
Brokers, dealers, and clearing organizations	170,956	14,023
Drafts	59,579	75,198
Securities sold under agreements to repurchase	342,350	39,180
Bank deposits	4,313,937	4,790,081
Financial instruments sold, but not yet purchased, at fair value	566,726	587,265
Accrued compensation	228,277	359,050
Accounts payable and accrued expenses	411,843	302,320
Senior notes	450,000	625,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500
Total liabilities	$7,619,291	7,196,113
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,338,091 and 66,336,018 shares, respectively	10,401	9,950
Additional paid-in-capital	1,759,347	1,634,114
Retained earnings	781,377	716,305
Accumulated other comprehensive income	(30,656)	(38,331)
	2,520,469	2,322,038
Treasury stock, at cost, 3,657 and 5 shares, respectively	(218)	—
Total Shareholders’ Equity	2,520,251	2,322,038
Total Liabilities and Shareholders’ Equity	$10,139,542	$9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Commissions	$183,771	$164,371	$364,073	$336,614
Principal transactions	85,542	110,717	186,275	221,399
Investment banking	161,007	144,815	285,568	280,077
Asset management and service fees	119,936	94,231	233,805	183,401
Interest	43,852	46,114	86,588	88,950
Other income	13,741	8,745	25,541	13,983
Total revenues	607,849	568,993	1,181,850	1,124,424
Interest expense	10,098	8,888	23,117	17,562
Net revenues	597,751	560,105	1,158,733	1,106,862
Non-interest expenses:
Compensation and benefits	409,998	355,268	765,691	702,257
Occupancy and equipment rental	48,346	43,237	92,516	84,019
Communications and office supplies	31,114	25,858	60,348	50,696
Commissions and floor brokerage	9,124	9,248	19,193	18,277
Other operating expenses	61,098	52,075	112,848	99,764
Total non-interest expenses	559,680	485,686	1,050,596	955,013
Income before income tax expense	38,071	74,419	108,137	151,849
Provision for income taxes	17,183	30,819	44,152	60,866
Net income	$20,888	$43,600	$63,985	$90,983
Earnings per common share
Basic	$0.31	$0.66	$0.94	$1.38
Diluted	0.27	0.58	0.82	1.20
Weighted-average number of common shares outstanding:
Basic	68,370	66,302	68,189	66,167
Diluted	77,856	75,641	77,624	75,665

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$20,888	$43,600	$63,985	$90,983
Other comprehensive income, net of tax:
Changes in unrealized gains/(losses) on available-for-sale securities [1,2]	(1,804)	2,704	5,873	5,567
Changes in unrealized gains on cash flow hedging instruments [3]	713	360	487	986
Foreign currency translation adjustment	5,293	1,732	1,315	2,068
Total other comprehensive income, net of tax	4,202	4,796	7,675	8,621
Comprehensive income	$25,090	$48,396	$71,660	$99,604

(1)

Net of tax benefit of $1.1 million and taxes of $1.7 million for the three months ended June 30, 2015 and 2014, respectively. Net of taxes of $4.8 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively.

(2)

Amounts are net of reclassifications to earnings of realized gains of $1.9 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. Amounts are net of reclassifications to earnings of realized gains of $1.9 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

(3)

Amounts are net of reclassifications to earnings of losses of $1.0 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively. Amounts are net of reclassifications to earnings of losses of $2.2 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively.

(4)

Net of taxes of $0.4 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. Net of taxes of $0.3 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively

(5)

Net of taxes of $3.3 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Net of taxes of $0.8 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$63,985	$90,983
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,899	14,306
Amortization of loans and advances to financial advisors and other employees	28,692	32,580
Amortization of premium on investment portfolio	2,222	3,118
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	4,393	4,692
Amortization of intangible assets	3,673	8,204
Deferred income taxes	16,797	25,377
Excess tax benefits from stock-based compensation	(12,454)	(17,208)
Stock-based compensation	81,160	47,087
Gains on sale of investments	(4,941)	(4,945)
Other, net	(7,012)	2,158
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	49,496	4,265
Receivables:
Brokerage clients	(160,766)	(27,219)
Brokers, dealers, and clearing organizations	(150,642)	(354,142)
Securities purchased under agreements to resell	(187,866)	2,866
Financial instruments owned, including those pledged	(100,353)	(226,505)
Loans originated as held for sale	(969,064)	(490,705)
Proceeds from mortgages held for sale	904,798	472,609
Loans and advances to financial advisors and other employees	(48,472)	(37,632)
Other assets	(27,769)	(14,521)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	128,338	4,769
Brokers, dealers, and clearing organizations	57,487	46,634
Drafts	(15,619)	(6,161)
Financial instruments sold, but not yet purchased	(20,539)	204,129
Other liabilities and accrued expenses	(222,792)	(180,887)
Net cash used in operating activities	$(572,349)	$(396,148)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$728,809	$245,570
Calls and principal paydowns of held-to-maturity securities	52,903	46,240
Sale or maturity of investments	50,912	33,737
Sale of other real estate owned	-	131
Increase in bank loans, net	(356,580)	(357,654)
Payments for:
Purchase of available-for-sale securities	(199)	(132,703)
Purchase of held-to-maturity securities	-	(7,959)
Purchase of investments	(30,283)	(37,116)
Purchase of fixed assets	(32,309)	(12,107)
Acquisitions, net of cash acquired	18,456	(7,922)
Net cash provided by/(used in) investing activities	431,709	(229,783)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings from banks	327,568	312,300
Increase in securities sold under agreements to repurchase	303,170	25,771
Decrease in bank deposits, net	(476,144)	(9,667)
Increase/(decrease) in securities loaned	99,446	(15,003)
Excess tax benefits from stock-based compensation	12,454	17,208
Issuance of common stock for stock option exercises	245	114
Repayment of senior notes	(175,000)	—
Extinguishment of subordinated debt	-	(3,131)
Net cash provided by financing activities	91,739	327,592
Effect of exchange rate changes on cash	1,056	2,069
Decrease in cash and cash equivalents	(47,845)	(296,270)
Cash and cash equivalents at beginning of period	689,782	716,560
Cash and cash equivalents at end of period	$641,937	$420,290
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,073	$16,968
Cash paid for income taxes, net of refunds	31,951	31,594
Noncash financing activities:
Unit grants, net of forfeitures	105,448	116,475
Shares surrendered into treasury	223	—
Issuance of common stock for acquisitions	80,981	—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Sterne, Agee and Leach Inc. (“SALI”), Sterne Agee Financial Services, Inc. (“SAFS”), Miller Buckfire & Co. LLC (“Miller Buckfire”), 1919 Investment Counsel & Trust Co., National Association (“1919 Investment Counsel”), Stifel Trust Company, National Association, and Ziegler Capital Management, LLC (“ZCM”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and several European cities. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom and Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

.

NOTE 2 – Recently Issued Accounting Guidance

Interest - Imputation of Interest

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and a retrospective approach is required. The guidance is not expected to have a material impact on our consolidated financial statements.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. The guidance shall be applied retrospectively for all periods presented. Early application is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective beginning on January 1, 2016. Early adoption is permitted; however, we do not expect to adopt this new guidance early. The guidance is not expected to have a material impact on our consolidated financial statements.

Repurchase Agreements

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," ("ASU 2014-11") amending FASB Accounting Standards Codification Topic 860, "Transfers and Servicing." The amended guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements.  The guidance also requires new disclosures for certain transfers accounted for as sales and collateral supporting transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014, except for the disclosures related to secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU 2014-11 did not have a material impact on our results of operations or financial position.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance allows for either retrospective application to all periods presented or a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016; however, the FASB has issued a proposal to extend the effective date by one year. Early adoption is not permitted. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2015 and December 31, 2014, included (in thousands):

	June 30, 2015	December 31, 2014
Deposits paid for securities borrowed	$480,240	$445,542
Receivables from clearing organizations	320,601	198,079
Securities failed to deliver	34,592	7,453
	$835,433	$651,074

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2015 and December 31, 2014, included (in thousands):

	June 30, 2015	December 31, 2014
Deposits received from securities loaned	$104,138	$4,215
Payable to clearing organizations	40,738	2,443
Securities failed to receive	26,080	7,365
	$170,956	$14,023

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

For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.3 million and $11.5 million at June 30, 2015 and December 31, 2014, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, are presented below:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$89,423	$89,423	$—	$—
Financial instruments owned:
U.S. government securities	29,280	29,280	—	—
U.S. government agency securities	151,895	—	151,895	—
Mortgage-backed securities:
Agency	259,968	—	259,968	—
Non-agency	16,377	—	15,707	670
Corporate securities:
Fixed income securities	270,594	30,389	235,633	4,572
Equity securities	41,628	40,898	111	619
State and municipal securities	175,071	—	175,071	—
Total financial instruments owned	944,813	100,567	838,385	5,861
Available-for-sale securities:
U.S. government agency securities	1,710	—	1,710	—
State and municipal securities	73,733	—	73,733	—
Mortgage-backed securities:
Agency	27,903	—	27,903	—
Commercial	36,654	—	36,654	—
Non-agency	2,934	—	2,934	—
Corporate fixed income securities	188,533	—	188,533	—
Asset-backed securities	456,430	—	456,430	—
Total available-for-sale securities	787,897	—	787,897	—
Investments:
Corporate equity securities	54,126	51,157	7	2,962
Mutual funds	14,907	14,907		—
U.S. government securities	103	103		—
Auction rate securities:
Equity securities	48,355	—	—	48,355
Municipal securities	1,324	—	—	1,324
Other [1]	71,637	—	2,395	69,242
Total investments	190,452	66,167	2,402	121,883
	$2,012,585	$256,157	$1,628,684	$127,744

[1]	Includes $51.2 million of partnership interests, $13.2 million of private company investments, and $4.8 million of private equity and other investments.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$236,053	$236,053	$—	$—
U.S. government agency securities	5,061	—	5,061	—
Mortgage-backed securities:
Agency	70,715	—	70,715
Non-agency	163	—	163	—
Corporate securities:
Fixed income securities	189,758	1,194	188,564	—
Equity securities	64,970	64,923	47	—
State and municipal securities	6	—	6
Total financial instruments sold, but not yet purchased	566,726	302,170	264,556	$—
Derivative contracts [2]	4,322	—	4,322	—
	$571,048	$302,170	$268,878	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, are presented below:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$122,875	$122,875	$—	$—
Financial instruments owned:
U.S. government securities	58,992	58,992	—	—
U.S. government agency securities	101,439	—	101,439	—
Mortgage-backed securities:
Agency	159,057	—	159,057	—
Non-agency	13,366	189	12,371	806
Corporate securities:
Fixed income securities	245,909	75,236	168,680	1,993
Equity securities	77,548	76,316	88	1,144
State and municipal securities	130,544	—	130,544	—
Total financial instruments owned	786,855	210,733	572,179	3,943
Available-for-sale securities:
U.S. government agency securities	1,610	—	1,610	—
State and municipal securities	74,401	—	74,401	—
Mortgage-backed securities:
Agency	209,206	—	209,206	—
Commercial	107,644	—	107,644	—
Non-agency	3,137	—	3,137	—
Corporate fixed income securities	337,406	50,892	286,514	—
Asset-backed securities	780,074	—	736,029	44,045
Total available-for-sale securities	1,513,478	50,892	1,418,541	44,045
Investments:
Corporate equity securities	59,203	35,123	24,080	—
Mutual funds	18,144	18,144	—	—
U.S. government securities	6,555	104	6,451	—
Auction rate securities:
Equity securities	46,197	—	—	46,197
Municipal securities	1,326	—	—	1,326
Other [1]	78,830	1,283	4,557	72,990
Total investments	210,255	54,654	35,088	120,513
	$2,633,463	$439,154	$2,025,808	$168,501

[1]	Includes $42.1 million of partnership interests, $16.4 million of private company investments, and $14.3 million of private equity and other investments.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$146,592	$146,592	$—	$—
U.S. government agency securities	10,029	—	10,029	—
Mortgage-backed securities:
Agency	28,067	—	28,067	—
Non-agency	4,556	401	4,155	—
Corporate securities:
Fixed income securities	293,008	17,116	275,892	—
Equity securities	105,013	105,013	—	—
Total financial instruments sold, but not yet purchased	587,265	269,122	318,143	—
Derivative contracts [2]	5,641	—	5,641	—
	$592,906	$269,122	$323,784	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Asset- Backed Securities
Balance at March 31, 2015	$719	$2,680	$619	$44,387
Unrealized gains/(losses):
Included in changes in net assets [2]	(23)	210	—	—
Included in OCI [3]	—	—	—	—
Realized gains/(losses) [2]	19	—	—	(2,136)
Purchases	—	8,963	—	—
Sales		(7,281)		(42,251)
Redemptions	(45)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Net change	(49)	1,892	—	(44,387)
Balance at June 30, 2015	$670	$4,572	$619	$—

	Three Months Ended June 30, 2015
	Investments
	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at March 31, 2015	$—	$42,518	$1,330	$66,557
Unrealized gains/(losses):
Included in changes in net assets [2]	85	(788)	(6)	3,030
Included in OCI [3]	—	—	—	—
Realized gains [2]	—	—	—	126
Purchases	—	6,625	—	2,701
Sales	—	—	—	(266)
Redemptions	—	—	—	(29)
Transfers:
Into Level 3	2,877	—	—	—
Out of Level 3	—	—	—	(2,877)
Net change	2,962	5,837	(6)	2,685
Balance at June 30, 2015	$2,962	$48,355	$1,324	$69,242

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the six months ended June 30, 2015 (in thousands):

	Six Months Ended June 30, 2015
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Asset- Backed Securities
Balance at December 31, 2014	$806	$1,993	$1,144	$44,045
Unrealized gains/(losses):
Included in changes in net assets [2]	(83)	210	—	—
Included in OCI [3]	—	—	—	342
Realized gains/(losses) [2]	33	—	—	(2,136)
Purchases	—	11,643	—	—
Sales	—	(9,274)	(525)	(42,251)
Redemptions	(86)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Net change	(136)	2,579	(525)	(44,045)
Balance at June 30, 2015	$670	$4,572	$619	$—

	Six Months Ended June 30, 2015
	Investments
	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2014	$—	$46,197	$1,326	$72,990
Unrealized gains/(losses):
Included in changes in net assets [2]	85	(242)	(2)	3,968
Included in OCI [3]	—	—	—	—
Realized gains [2]	—	—	—	(503)
Purchases	—	6,625	—	4,396
Sales	—	—	—	(2,740)
Redemptions	—	(4,225)	—	(84)
Transfers:
Into Level 3	2,877	—	—	—
Out of Level 3	—	—	—	(8,785)
Net change	2,962	2,158	(2)	(3,748)
Balance at June 30, 2015	$2,962	$48,355	$1,324	$69,242

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of transfers of investments out of level 3 and redemptions of ARS at par during the six months ended June 30, 2015. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2015, relating to Level 3 assets still held at June 30, 2015, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of June 30, 2015.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.3% - 13.4%	7.7%
		Workout period	1 - 3 years	2.4 years
Municipal securities	Discounted cash flow	Discount rate	0.3% - 8.4%	7.1%
		Workout period	1 - 4 years	2.8 years
Other
Investments in partnerships	Market approach	Revenue multiple	1.3 – 3.0	2.1
		EBITDA multiple	9.4 – 11.3	8.9

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

General and limited partnership interests in investment partnerships totaled $51.2 million and $42.1 million at June 30, 2015 and December 31, 2014, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $18.1 million and $21.2 million at June 30, 2015 and December 31, 2014, respectively. Direct investments in private equity companies may be valued using the market approach and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $2.4 million and $5.4 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2015, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers of financial assets out of Level 3 during the three months ended June 30, 2015. There were $5.9 million of transfers of financial assets out of Level 3 during the six months ended June 30, 2015, primarily related to other investments for which market trades were observed that provided transparency into the valuation of these assets. During the three months ended June 30, 2015, we transferred $2.9 million of financial instruments out of the other classification to corporate equity securities within Level 3.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2015 and December 31, 2014, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$552,514	$552,514	$689,782	$689,782
Cash segregated for regulatory purposes	150	150	49,646	49,646
Securities purchased under agreements to resell	242,944	242,944	55,078	55,078
Financial instruments owned	944,813	944,813	786,855	786,855
Available-for-sale securities	787,897	787,897	1,513,478	1,513,478
Held-to-maturity securities	1,125,426	1,148,308	1,177,565	1,211,976
Loans held for sale	183,991	183,991	121,939	121,939
Bank loans	2,420,326	2,450,601	2,065,420	2,086,864
Investments	190,452	190,452	210,255	210,255
Financial liabilities:
Securities sold under agreements to repurchase	$342,350	$342,350	$39,180	$39,180
Bank deposits	4,313,937	4,259,251	4,790,081	4,246,214
Financial instruments sold, but not yet purchased	566,726	566,726	587,265	587,265
Derivative contracts [1]	4,322	4,322	5,641	5,641
Senior notes	450,000	449,516	625,000	638,690
Debentures to Stifel Financial Capital Trusts	82,500	78,516	82,500	76,714

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$552,514	$552,514	$—	$—
Cash segregated for regulatory purposes	150	150	—	—
Securities purchased under agreements to resell	242,944	242,944	—	—
Held-to-maturity securities	1,148,308	—	907,203	241,105
Loans held for sale	183,991	—	183,991	—
Bank loans	2,450,601	—	2,450,601	—
Financial liabilities:
Securities sold under agreements to repurchase	$342,350	$147,518	$194,832	$—
Bank deposits	4,259,251	—	4,259,251	—
Senior notes	449,516	449,516	—	—
Debentures to Stifel Financial Capital Trusts	78,516	—	—	78,516

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$566,907	$566,907	$—	$—
Cash segregated for regulatory purposes	49,646	49,646	—	—
Securities purchased under agreements to resell	55,078	44,996	10,082	—
Held-to-maturity securities	1,211,976	—	969,913	242,063
Loans held for sale	121,939	—	121,939	—
Bank loans	2,086,864	—	2,086,864	—
Financial liabilities:
Securities sold under agreements to repurchase	$39,180	$39,180	$—	$—
Bank deposits	4,246,214	—	4,246,214	—
Senior notes	638,690	638,690	—	—
Debentures to Stifel Financial Capital Trusts	76,714	—	—	76,714

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2015 and December 31, 2014.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2015 and December 31, 2014 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency mortgage-backed securities, asset-backed securities, consisting of corporate obligations, collateralized debt obligation securities, and corporate fixed income securities. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2015 and December 31, 2014 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31 2014
Financial instruments owned:
U.S. government securities	$29,280	$58,992
U.S. government agency securities	151,895	101,439
Mortgage-backed securities:
Agency	259,968	159,057
Non-agency	16,377	13,366
Corporate securities:
Fixed income securities	270,594	245,909
Equity securities	41,628	77,548
State and municipal securities	175,071	130,544
	$944,813	$786,855
Financial instruments sold, but not yet purchased:
U.S. government securities	$236,053	$146,592
U.S. government agency securities	5,061	10,029
Mortgage-backed securities:
Agency	70,715	28,067
Non-agency	163	4,556
Corporate securities:
Fixed income securities	189,758	293,008
Equity securities	64,970	105,013
State and municipal securities	6	—
	$566,726	$587,265

At June 30, 2015 and December 31, 2014, financial instruments owned in the amount of $748.1 million and $425.1 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,706	$5	$(1)	$1,710
State and municipal securities	76,238	2	(2,507)	73,733
Mortgage-backed securities:
Agency	28,187	134	(418)	27,903
Commercial	36,345	313	(4)	36,654
Non-agency	2,970	3	(39)	2,934
Corporate fixed income securities	187,699	1,627	(793)	188,533
Asset-backed securities	455,776	2,812	(2,158)	456,430
	$788,921	$4,896	$(5,920)	$787,897
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$832,248	$21,522	$(27)	$853,743
Commercial	59,491	2,057	—	61,548
Non-agency	973	—	(14)	959
Asset-backed securities	177,523	2,715	(2,732)	177,506
Corporate fixed income securities	55,191	2	(641)	54,552
	$1,125,426	$26,296	$(3,414)	$1,148,308

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074
	$1,520,517	$7,133	$(14,172)	$1,513,478
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017
	$1,177,565	$38,338	$(3,927)	$1,211,976

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
[2]

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and six months ended June 30, 2015 and 2014, we received proceeds of $552.6 million and $66.7 million, respectively, from the sale of available-for-sale securities, which resulted in net realized gains of $3.1 million and $2.0 million, respectively.

During the three months ended June 30, 2015, unrealized losses, net of deferred tax benefit, of $1.8 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the three months ended June

30, 2014, unrealized gains, net of deferred taxes, of $2.7 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the six months ended June 30, 2015 and 2014, unrealized gains, net of deferred taxes, of $5.9 million and $5.6 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$31,104	$31,290	$15,013	$15,012
After one year through three years	98,828	99,728	40,178	39,540
After three years through five years	28,967	29,304	—	—
After five years through ten years	115,553	115,018	—	—
After ten years	446,966	445,066	177,523	177,506
Mortgage-backed securities
After one year through three years	94	95	—	—
After five years through ten years	757	804	59,491	61,548
After ten years	66,651	66,592	833,221	854,702
	$788,920	$787,897	$1,125,426	$1,148,308

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2015, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale:[1]
U.S. government agency securities	$732	$978	$—	$—	$1,710
State and municipal securities	—	—	1,671	72,062	73,733
Mortgage-backed securities:
Agency	—	—	804	27,099	27,903
Commercial	—	—	—	36,654	36,654
Non-agency	—	95	—	2,839	2,934
Corporate fixed income securities	30,558	128,054	29,921	—	188,533
Asset-backed securities	—	-	83,426	373,004	456,430
	$31,290	$129,127	$115,822	$511,658	$787,897
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$—	$832,248	$832,248
Commercial	—	—	59,491	—	59,491
Non-agency	—	—	—	973	973
Asset-backed securities	—	—	—	177,523	177,523
Corporate fixed income securities	15,013	40,178		—	55,191
	$15,013	$40,178	$59,491	$1,010,744	$1,125,426

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2015 and December 31, 2014, securities of $990.4 million and $1.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(1)	$483	$—	$—	$(1)	$483
State and municipal securities	(814)	36,500	(1,693)	35,562	(2,507)	72,062
Mortgage-backed securities:
Agency	(4)	2,047	(414)	8,997	(418)	11,044
Commercial	(4)	2,099	—	—	(4)	2,099
Non-agency	(39)	2,729	—	—	(39)	2,729
Corporate fixed income securities	(793)	34,912	—	—	(793)	34,912
Asset-backed securities	(385)	66,076	(1,773)	86,302	(2,158)	152,378
	$(2,040)	$144,846	$(3,880)	$130,861	$(5,920)	$275,707
Held-to-maturity securities
Mortgage-backed securities:
Agency	$—	$—	$(27)	$2,552	$(27)	$2,552
Non-agency	(2)	569	(12)	391	(14)	960
Asset-backed securities	(48)	9,140	(2,684)	68,918	(2,732)	78,058
Corporate fixed income securities	—	—	(641)	49,551	(641)	49,551
	$(50)	$9,709	$(3,364)	$121,412	$(3,414)	$131,121

At June 30, 2015, the amortized cost of 43 securities classified as available for sale exceeded their fair value by $5.9 million, of which $3.9 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2015, was $275.7 million, which was 35.0% of our available-for-sale portfolio.

At June 30, 2015, the carrying value of 22 securities held to maturity exceeded their fair value by $3.4 million, of which $3.3 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and six months ended June 30, 2015 and 2014.

We believe the gross unrealized losses related to all other securities of $5.9 million as of June 30, 2015, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. No OTTI charge was recorded during the three and six months ended June 30, 2015 related to these securities. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at June 30, 2015 and December 31, 2014 (in thousands, except percentages):

	June 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
Commercial and industrial	$1,010,810	40.8%	$896,853	42.4%
Consumer [1]	983,359	39.7	758,288	35.8
Residential real estate	448,994	18.1	432,646	20.4
Commercial real estate	20,053	0.8	15,902	0.8
Home equity lines of credit	12,599	0.5	12,945	0.6
	2,475,815	100.0%	2,116,634	100.0%
Unamortized loan discount	(29,180)		(30,533)
Unamortized loan fees, net of loan fees	(1,819)		(1,631)
Loans in process	(567)		1,681
Allowance for loan losses	(23,923)		(20,731)
	$2,420,326		$2,065,420

[1]	Includes securities-based loans of $ 963.1 million and $732.8 million at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $1.2 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $ 5.3 million and $5.3 million, respectively.

At June 30, 2015 and December 31, 2014, we had mortgage loans held for sale of $ 184.0 million and $121.9 million, respectively. For the three months ended June 30, 2015 and 2014, we recognized gains of $ 3.5 million and $1.7 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2015 and 2014, we recognized gains of $ 6.1 million and $2.9 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 (in thousands).

	Three months ended June 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$18,104	$1,193	$-	$-	$19,297
Consumer	1,392	176	—	—	1,568
Residential real estate	857	114	(69)	2	904
Commercial real estate	305	(26)	—	7	286
Home equity lines of credit	269	(4)	—	—	265
Qualitative	1,640	(37)	—	—	1,603
	$22,567	$1,416	$(69)	$9	$23,923

	Six months ended June 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$2,688	$-	$-	$19,297
Consumer	1,255	313	—	—	1,568
Residential real estate	787	229	(116)	4	904
Commercial real estate	232	12	—	42	286
Home equity lines of credit	267	(2)	—	—	265
Qualitative	1,581	22	—	—	1,603
	$20,731	$3,262	$(116)	$46	$23,923

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2015 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$21	$19,276	$19,297	$-	$1,010,810	$1,010,810
Consumer	19	1,549	1,568	20	983,339	983,359
Residential real estate	40	864	904	5,283	443,711	448,994
Commercial real estate	—	286	286	219	19,834	20,053
Home equity lines of credit	149	116	265	323	12,276	12,599
Qualitative	—	1,603	1,603	—	—	—
	$229	$23,694	$23,923	$5,845	$2,469,970	$2,475,815

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 (in thousands).

	Three months ended June 30, 2014
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$11,089	$2,436	$-	$-	$13,525
Consumer	800	137	—	—	937
Residential real estate	473	90	—	1	564
Commercial real estate	194	45	—	4	243
Home equity lines of credit	290	(10)	—	—	280
Qualitative	1,285	270	—	—	1,555
	$14,131	$2,968	$-	$5	$17,104

	Six months ended June 30, 2014
	Beginning Balance	Provision	Charge-offs	Recoveries		Ending Balance
Commercial and industrial	$9,832	$4,161	$(468)	$		$13,525
Consumer	892	49	(4)			937
Residential real estate	408	154	—		2	564
Commercial real estate	198	17	—		28	243
Home equity lines of credit	174	106	—		—	280
Construction and land	12	(12)	—		—	—
Qualitative	1,152	403	—		—	1,555
	$12,668	$4,878	$(472)		$30	$17,104

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$33	$13,492	$13,525	—	$750,071	$750,071
Consumer	—	937	937	—	624,700	624,700
Residential real estate	237	327	564	412	411,027	411,439
Commercial real estate	—	243	243	238	15,817	16,055
Home equity lines of credit	—	280	280	323	14,078	14,401
Qualitative	—	1,555	1,555	—	—	—
	$270	$16,834	$17,104	$973	$1,815,693	$1,816,666

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$16,609	$16,609	$—	$896,853	$896,853
Consumer	13	1,242	1,255	13	758,275	758,288
Residential real estate	87	700	787	378	432,268	432,646
Commercial real estate	23	209	232	228	15,674	15,902
Home equity lines of credit	149	118	267	323	12,622	12,945
Qualitative	—	1,581	1,581	—	—	—
	$272	$20,459	$20,731	$942	$2,115,692	$2,116,634

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the written agreement and other regulatory input. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

There are two components of the allowance for loan losses: the inherent allowance component and the specific allowance component.

The inherent allowance component of the allowance for loan losses is used to estimate the probable losses inherent in the loan portfolio and includes non-homogeneous loans that have not been identified as impaired and portfolios of smaller balance homogeneous loans. The Company maintains methodologies by loan product for calculating an allowance for loan losses that estimates the inherent losses in the loan portfolio. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered in the calculations. The allowance for loan losses is maintained at a level reasonable to ensure that it can adequately absorb the estimated probable losses inherent in the portfolio.

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At June 30, 2015, we had $4.0 million of non-accrual loans, net of discounts, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. At December 31, 2014, we had $4.9 million of non-accrual loans, net of discounts, which included $1.0 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2015 and 2014, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2015 and December 31, 2014, included the average recorded investment balance (in thousands):

	June 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	20	8	11	19	11	21
Residential real estate	6,081	5,106	213	5,319	37	5,337
Commercial real estate	219	—	219	219	22	223
Home equity lines of credit	323	—	323	323	148	323
Total	$6,643	$5,114	$766	$5,880	$218	$5,904

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	13	—	13	13	13	15
Residential real estate	5,006	3,944	377	4,321	87	4,646
Commercial real estate	228	—	228	228	23	235
Home equity lines of credit	323	—	323	323	149	323
Total	$5,570	$3,944	$941	$4,885	$272	$5,219

The following table presents the aging of the recorded investment in past due loans at June 30, 2015 and December 31, 2014 by portfolio segment (in thousands):

	As of June 30, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,010,810	$1,010,810
Consumer	18	9	27	983,332	983,359
Residential real estate	6,020	5,149	11,169	437,825	448,994
Commercial real estate	—	—	—	20,053	20,053
Home equity lines of credit	—	—	—	12,599	12,599
Total	$6,038	$5,158	$11,196	$2,464,619	$2,475,815

	As of June 30, 2015 *
	Non-accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	19	—	19
Residential real estate	4,571	748	5,319
Commercial real estate	219	—	219
Home equity lines of credit	323	—	323
Total	$5,132	$748	$5,880

*	There were no loans past due 90 days and still accruing interest at June 30, 2015.

	As of December 31, 2014
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$896,853	$896,853
Consumer	28	14	42	758,246	758,288
Residential real estate	6,603	4,834	11,437	421,209	432,646
Commercial real estate	—	—	—	15,902	15,902
Home equity lines of credit	—	—	—	12,945	12,945
Total	$6,631	$4,848	$11,479	$2,105,155	$2,116,634

	As of December 31, 2014 *
	Non-accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	13	—	13
Residential real estate	4,321	504	4,825
Commercial real estate	228	—	228
Home equity lines of credit	323	—	323
Total	$4,885	$504	$5,389

*	There were no loans past due 90 days and still accruing interest at December 31, 2014.

Credit quality indicators

As of June 30, 2015, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2015 and December 31, 2014, 96.8 % and 95.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

Pass. A credit exposure rated pass has a continued expectation of timely repayment, all obligations of the borrower are current, and the obligor complies with material terms and conditions of the lending agreement.

Special Mention. Extensions of credit that have potential weakness that deserve management’s close attention, and if left uncorrected may, at some future date, result in the deterioration of the repayment prospects or collateral position.

Substandard. Obligor has a well-defined weakness that jeopardizes the repayment of the debt and has a high probability of payment default with the distinct possibility that the Company will sustain some loss if noted deficiencies are not corrected.

Doubtful. Inherent weakness in the exposure makes the collection or repayment in full, based on existing facts, conditions and circumstances, highly improbable, and the amount of loss is uncertain.

Doubtful loans are considered impaired. Substandard loans are regularly reviewed for impairment. When a loan is impaired the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Portfolio segments:

Commercial and industrial (C&I). C&I loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, and “event-driven." “Event-driven” loans support client merger, acquisition or recapitalization activities. C&I lending is structured as revolving lines of credit, letter of credit facilities, term loans and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, leverage, volatility of collateral value, debt cushion, and covenants.

Consumer. Consumer loans primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through Stifel’s Pledged Asset ("SPA") program. The allowance methodology for securities-based lending considers the collateral type underlying the loan.

Real Estate. Real estate loans include commercial real estate, residential real estate non-conforming loans, residential real estate conforming loans and home equity lines of credit. The allowance methodology real estate loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index, delinquency status, credit limits, and utilization rates.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,009,282	$—	$1,528	$—	$1,010,810
Consumer	983,338	—	20	—	983,358
Residential real estate	443,661	—	5,333	—	448,994
Commercial real estate	19,834	—	219	—	20,053
Home equity lines of credit	12,276	—	323	—	12,599
Total	$2,468,391	$—	$7,423	$—	$2,475,814

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$896,853	$—	$—	$—	$896,853
Consumer	758,246	28	14	—	758,288
Residential real estate	421,209	6,603	4,834	—	432,646
Commercial real estate	15,902	—	—	—	15,902
Home equity lines of credit	12,945	—	—	—	12,945
Total	$2,105,155	$6,631	$4,848	$—	$2,116,634

NOTE 8 – Fixed Assets

The following is a summary of fixed assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Furniture and equipment	$234,699	$194,521
Building and leasehold improvements	150,768	124,390
	385,467	318,911
Less accumulated depreciation and amortization	(226,102)	(194,665)
	$159,365	$124,246

For the three months ended June 30, 2015 and 2014, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $6.9 million and $7.2 million, respectively. For the six months ended June 30, 2015 and 2014, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $14.9 million and $14.3 million, respectively.

NOTE 9 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2014, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2014	Net Additions	Impairment Losses	June 30, 2015
Goodwill
Global Wealth Management	$177,171	$85,626	$—	$262,797
Institutional Group	617,855	5,359	—	623,214
	$795,026	$90,985	$—	$886,011

	December 31, 2014	Net Additions	Amortization	June 30, 2015
Intangible assets
Global Wealth Management	$23,503	$9,868	$(1,582)	$31,789
Institutional Group	31,060	—	(2,091)	28,969
	$54,563	$9,868	$(3,673)	$60,758

The additions to goodwill and intangible assets during the three months ended June 30, 2015, are primarily attributable to the acquisition of Sterne Agee, which closed on June 5, 2015, and Merchant Capital, which closed on December 31, 2014. The allocation of the purchase price for these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$71,649	$32,217	$63,661	$29,636
Trade name	23,303	6,030	21,423	5,322
Investment banking backlog	7,388	7,388	7,388	7,388
Core deposits	5,447	4,797	5,447	4,657
Non-compete agreements	1,484	200	1,484	120
	$109,271	$50,632	$99,403	$47,123

Amortization expense related to intangible assets was $1.8 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to intangible assets was $3.7 million and $8.2 million for the six months ended June 30, 2015 and 2014, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2015, are: customer relationships, 5.3 years; core deposits, 2.2 years; trade name, 11.3 years; and non-compete agreements, 2.3 years. As of June 30, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2015	$4,339
2016	7,706
2017	7,087
2018	6,368
2019	6,162
Thereafter	26,977
$58,639

NOTE 10 – Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2015, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $543.3 million during the six months ended June 30, 2015. There are no compensating balance requirements under these arrangements.

Our committed bank line financing at June 30, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At June 30, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants.

At June 30, 2015, short-term borrowings from banks were $543.3 million at an average rate of 1.00%, which were collateralized by company-owned securities valued at $748.1 million. At December 31, 2014, we had no short-term borrowings. The average bank borrowing was $31.1] million and $252.3 million for the three months ended June 30, 2015 and 2014, respectively, at average daily interest rates of 1.02% and 1.12%, respectively. The average bank borrowing was $48.5 million and $175.4 million for the six months ended June 30, 2015 and 2014, respectively, at average daily interest rates of 1.00% and 1.13%, respectively.

The average outstanding securities lending arrangements utilized in financing activities were $43.0 million and $68.1 million during the three months ended June 30, 2015 and 2014, respectively, at average daily interest rates of 0.29% and 0.19%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $39.1 million and $70.5 million during the six months ended June 30, 2015 and 2014, respectively, at average daily interest rates of 0.27% and 0.18%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 11 – Senior Notes

The following table summarizes our senior notes as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
6.70% senior notes, due 2022 [1]	$—	$175,000
5.375% senior notes, due 2022 [2]	150,000	150,000
4.250% senior notes, due 2024 [3]	300,000	300,000
	$450,000	$625,000

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
$450,000

NOTE 12 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Money market and savings accounts	$4,242,577	$4,600,757
Demand deposits (interest-bearing)	26,111	101,652
Certificates of deposit	32,859	77,197
Demand deposits (non-interest-bearing)	12,390	10,475
	$4,313,937	$4,790,081

The weighted-average interest rate on deposits was 0.18% and 0.19% at June 30, 2015 and December 31, 2014, respectively.

Scheduled maturities of certificates of deposit at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Certificates of deposit, less than $100:
Within one year	$10,149	$26,769
One to three years	4,209	6,874
Three to five years	617	1,268
Over five years	—	—
	$14,975	$34,911
Certificates of deposit, $100 and greater:
Within one year	13,194	$33,784
One to three years	3,817	7,520
Three to five years	873	723
Over five years	—	259
	17,884	42,286
	$32,859	$77,197

At June 30, 2015 and December 31, 2014, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $4.8 billion and $4.7 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.3 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$224,205	Other assets	$—	Accounts payable and accrued expenses	$(4,322)

	December 31, 2014
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$272,967	Other assets	$—	Accounts payable and accrued expenses	$(5,641)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three and six months ended June 30, 2015, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $2.7 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$124	Interest expense	$1,046	None	$—

	Three Months Ended June 30, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(981)	Interest expense	$1,569	None	$—

	Six Months Ended June 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,399)	Interest expense	$2,207	None	$—

	Six Months Ended June 30, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,659)	Interest expense	$3,267	None	$—

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

As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.3 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $12.7 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2015, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 14 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Debenture to Stifel Financial Capital Trust II [1]	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III [2]	35,000	35,000
Debenture to Stifel Financial Capital Trust IV [3]	12,500	12,500
	$82,500	$82,500

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

NOTE 15 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2015 and December 31, 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
As of June 30, 2015:
Securities borrowing [1]	$480,240	$—	$480,240	$—	$(465,058)	$15,182
Reverse repurchase agreements [2]	242,944	—	242,944	—	(242,944)	—
	$723,184	$—	$723,184	$—	$(708,002)	$15,182
As of December 31, 2014:
Securities borrowing [1]	$445,542	$—	$445,542	$—	$(431,301)	$14,241
Reverse repurchase agreements [2]	55,078	—	55,078	—	(54,955)	123
	$500,620	$—	$500,620	$—	$(486,256)	$14,364

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

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2015 and December 31, 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged	Net Amount
As of June 30, 2015:
Securities lending [3]	$(104,138)	$—	$(104,138)	$—	$100,613	$(3,525)
Repurchase agreements [4]	(342,350)	—	(342,350)	—	342,350	—
Cash flow interest rate contracts	(4,322)	—	(4,322)	—	4,322	—
	$(450,810)	$—	$(450,810)	$—	$447,285	$(3,525)
As of December 31, 2014:
Securities lending [3]	$(4,215)	$—	$(4,215)	$—	$3,892	$(323)
Repurchase agreements [4]	(39,180)	—	(39,180)	—	39,089	(91)
Cash flow interest rate contracts	(5,641)	—	(5,641)	—	5,641	—
	$(49,036)	$—	$(49,036)	$—	$48,622	$(414)

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

NOTE 16 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2015, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $65.5 million to satisfy the minimum margin deposit requirement at June 30, 2015.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $59.0 million in cash to satisfy the minimum margin deposit requirement at June 30, 2015.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2015, we estimate that TWP customers held $8.6 million par value of ARS, which may be repurchased by December 31, 2015. The amount estimated for repurchase assumes no issuer redemptions.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $27.7 million of commitments outstanding at June 30, 2015, of which $16.3 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2015 and December 31, 2014, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

We have previously disclosed the civil lawsuit filed against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action has not yet been set for trial and we believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

EDC Bond Issuance Matter

We have previously disclosed the various claims asserted by LDF Acquisition LLC, a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) and by the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribe”) in which, among other things, Saybrook seeks repayment from the Tribe for the proceeds from a 2008 bond offering and in which the Tribe seeks to avoid repayment. The claims are not yet set for trial. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims

NOTE 18 – Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC’s Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC’s Customer Protection Rule (Rule 15c3-3). Our other broker-dealer subsidiaries calculate their net capital under the aggregate indebtedness method, whereby their aggregate indebtedness may not be greater than fifteen times their net capital (as defined).

At June 30, 2015, Stifel had net capital of $264.6 million, which was 42.6% of aggregate debit items and $252.2 million in excess of its minimum required net capital. At June 30, 2015, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2015, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Our Company and Stifel Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. Our company and Stifel Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.

To be categorized as “well capitalized,” our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below (in thousands, except ratios).

Stifel Financial Corp. – Federal Reserve Capital Amounts
June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,565,695	29.8%	$236,251	4.5%	$341,251	6.5%
Tier 1 capital	1,541,670	29.4	315,001	6.0	420,001	8.0
Total capital	1,565,695	29.8	420,001	8.0	525,001	10.0
Tier 1 leverage	1,541,670	18.3	337,884	4.0	422,355	5.0

Stifel Bank – Federal Reserve Capital Amounts
June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$423,984	17.2%	$110,865	4.5%	$160,138	6.5%
Tier 1 capital	447,907	17.2	147,820	6.0	197,093	5.0
Total capital	423,984	18.2	197,093	8.0	246,367	10.0
Tier 1 leverage	447,907	8.1	209,098	4.0	261,373	5.0

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Investment securities	$13,618	$18,213	$28,372	$37,524
Bank loans, net of unearned income	20,952	15,294	39,937	28,902
Margin balances	5,123	4,843	9,485	9,509
Other	4,159	7,764	8,794	13,015
	$43,852	$46,114	$86,588	$88,950
Interest expense:
Senior notes	$5,333	$5,163	$13,984	$10,327
Bank deposits	2,047	1,950	4,162	3,695
Other	2,718	1,775	4,971	3,540
	$10,098	$8,888	$23,117	$17,562

NOTE 20– Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance award, stock units and debentures to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a three- to eight-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 2.5 million shares at June 30, 2015.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $50.4 million and $26.0 million for the three months ended June 30, 2015 and 2014, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $1.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $78.0 million and $48.5 million for the six months ended June 30, 2015 and 2014, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $13.2 million and $17.2 million for the six months ended June 30, 2015 and 2014, respectively.

On June 5, 2015, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $22.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2015.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and six months ended June 30, 2015, no options were granted.

At June 30, 2015, all outstanding options were exercisable. Cash proceeds from the exercise of stock options, including the tax benefits realized from the exercise of stock options, were immaterial for the three and six months ended June 30, 2015 and 2014.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At June 30, 2015, the total number of stock units outstanding was 18.1 million, of which 13.1 million were unvested.

At June 30, 2015, there was unrecognized compensation cost for stock units of $331.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Additionally, the Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 4% of their gross commissions. They have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $14.9 million and $18.1 million at June 30, 2015 and December 31, 2014, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2015 and December 31, 2014, the deferred compensation liability related to the mutual fund option of $12.9 million and $15.7 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2015 and December 31, 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.4 billion and $1.2 billion, respectively, and the fair value of the collateral that had been sold or repledged was $342.4 million and $39.2 million, respectively.

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

At June 30, 2015 and December 31, 2014, Stifel Bank had outstanding commitments to originate loans aggregating $179.0 million and $122.8 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2015, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2015 and December 31, 2014, Stifel Bank had outstanding letters of credit totaling $10.2 million and $10.4 million, respectively. A majority of the standby letters of credit commitments at June 30, 2015, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2015 and December 31, 2014, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $360.6 million and $358.1 million, respectively.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues: (1)
Global Wealth Management	$343,382	$307,247	$672,792	$604,430
Institutional Group	258,538	255,670	497,145	505,647
Other	(4,169)	(2,812)	(11,204)	(3,215)
	$597,751	$560,105	$1,158,733	$1,106,862
Income/(loss) before income taxes:
Global Wealth Management	$93,975	$89,098	$192,823	$168,774
Institutional Group	41,942	42,312	74,273	87,222
Other	(97,846)	(56,991)	(158,959)	(104,147)
	$38,071	$74,419	$108,137	$151,849

[1]	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2015 or 2014.

The following table presents our company’s total assets on a segment basis at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Global Wealth Management	$6,195,999	$5,816,284
Institutional Group	3,703,561	3,476,592
Other	239,982	225,275
	$10,139,542	$9,518,151

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$564,731	$528,787	$1,087,347	$1,046,271
United Kingdom	30,562	28,742	65,848	54,626
Other European	2,458	2,576	5,538	5,965
	$597,751	$560,105	$1,158,733	$1,106,862

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	20,888	$43,600	63,985	$90,983
Shares for basic and diluted calculation:
Average shares used in basic computation	68,370	66,302	68,189	66,167
Dilutive effect of stock options and units (1)	9,486	9,339	9,435	9,498
Average shares used in diluted computation	77,856	75,641	77,624	75,665
Earnings per common share
Basic	0.31	0.66	0.94	1.38
Diluted	0.27	0.58	0.82	1.2

[1]

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and six months ended June 30, 2015 and 2014, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2015, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes.

On June 5, 2015, we issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc. See Note 26 in the notes to consolidated financial statements for additional information regarding the acquisition.

NOTE 25 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $273.6 million at June 30, 2015. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2015 and 2014. In addition, our direct investment interest in these entities is insignificant at June 30, 2015 and December 31, 2014.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $271.8 million at June 30, 2015. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at June 30, 2015. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2015 and 2014.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at June 30, 2015, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2015. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2015. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

Note 26 – Acquisition of Sterne Agee Group, Inc.

On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities and individual investors. The purchase was completed pursuant to the merger agreement dated February 23, 2015.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $92.0 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management and Institutional Group segments. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Sterne Agee at closing and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Sterne Agee’s business and the reputation and expertise of Sterne Agee in the financial services sector.

On June 5, 2015, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $22.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2015. In addition, we have paid $32.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

Sterne, Agee & Leach, Inc. was a defendant in the Canyon Ridge, et al. matter and, prior to being acquired by Stifel, received an adverse jury verdict of $35.6 million. Prior to the closing date, Sterne Agee had established adequate reserves for various claims that were included the opening balance sheet. Subsequent to the end of the quarter, this matter was settled and paid, and the excess reserves associated with the Canyon Ridge matter were distributed to Sterne Agee Group, Inc. shareholders. Under the terms of the agreements governing the acquisition, we have withheld a portion of the purchase price of Sterne Agee Group, Inc. pending the resolution of currently existing or subsequently arising liabilities relating to the operation of the Sterne Agee Group Inc. business prior to the closing of the acquisition. Based upon currently available information and review with counsel, we believe the amounts which we are allowed to withhold will be adequate to fully indemnify us from an losses related to the pre-closing operations of Sterne Agee Group, Inc.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Sterne Agee have been included in our results prospectively from the date of acquisition.

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

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Sterne, Agee & Leach, Inc. (“SALI”), Sterne Agee Financial Services, Inc. (“SAFS”), Miller Buckfire & Co. LLC (“Miller Buckfire”), 1919 Investment Counsel & Trust Co., National Association (“1919 Investment Counsel”), Stifel Trust Company, National Association, and Ziegler Capital Management, LLC (“ZCM”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and several European cities. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom and Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities and individual investors. The purchase was completed pursuant to the merger agreement dated February 23, 2015. We issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc.

Upon the close of the acquisition, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $22.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2015. In addition, we have paid $32.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

On June 8, 2015, we entered into a definitive purchase agreement to acquire Barclays’ Wealth and Investment Management, Americas franchise in the U.S. (“Barclays”). As of May 31, 2015, Barclays had approximately 180 financial advisors in the U.S. managing approximately $56 billion in total client assets. In addition, Barclays’ business had on balance sheet assets of approximately $1.4 billion and client loans of approximately $1.5 billion held through Barclays’ clearing firm. Barclays’ advisory business is concentrated in New York and 11 other major metropolitan cities in the U.S. As part of this agreement, Stifel will be the U.S. private wealth distribution partner for certain of Barclays’ equities and credit new issue securities in the U.S. The transaction is expected to close in the fourth quarter of 2015.

Results for the three and six months ended June 30, 2015

For the three months ended June 30, 2015, net revenues increased 6.7% to $597.8 million compared to $560.1 million during the comparable period in 2014. Net income decreased 52.1% to $20.9 million, or $0.27 per diluted common share for the three months ended June 30, 2015, compared to $43.6 million, or $0.58 per diluted common share during the comparable period in 2014.

For the six months ended June 30, 2015, net revenues increased 4.7% to $1,158.7 million compared to $1,106.9 million during the comparable period in 2014. Net income decreased 29.7% to $64.0 million, or $0.82 per diluted common share for the six months ended June 30, 2015, compared to $91.0 million, or $1.20 per diluted common share during the comparable period in 2014.

Our revenue growth for the three and six months ended June 30, 2015 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; a growth in investment banking revenues; higher commission revenues; and an increase in other revenues. The increase in revenues over the comparable periods in 2014 was offset by lower net interest income and a decline in principal transaction revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2015, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 4.7%, 5.2%, and 13.1% higher than their June 30, 2014 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$183,770	$164,371	11.8	30.7%	29.3%
Principal transactions	85,543	110,717	(22.7)	14.3	19.8
Investment banking	161,007	144,815	11.2	26.9	25.9
Asset management and service fees	119,936	94,230	27.3	20.1	16.8
Interest	43,851	46,115	(4.9)	7.3	8.2
Other income	13,742	8,745	57.1	2.3	1.6
Total revenues	607,849	568,993	6.8	101.6	101.6
Interest expense	10,098	8,888	13.6	1.6	1.6
Net revenues	597,751	560,105	6.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	409,998	355,267	15.4	68.6	63.4
Occupancy and equipment rental	48,346	43,237	11.8	8.1	7.7
Communication and office supplies	31,114	25,858	20.3	5.2	4.6
Commissions and floor brokerage	9,124	9,248	(1.3)	1.5	1.7
Other operating expenses	61,098	52,076	17.3	10.2	9.3
Total non-interest expenses	559,680	485,686	15.2	93.6	86.7
Income before income taxes	38,071	74,419	(48.8)	6.4	13.3
Provision for income taxes	17,183	30,819	(44.2)	2.9	5.5
Net income	$20,888	$43,600	(52.1)	3.5%	7.8%

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$364,073	$336,614	8.2	31.4%	30.4%
Principal transactions	186,275	221,399	(15.9)	16.1	20.0
Investment banking	285,568	280,077	2.0	24.7	25.3
Asset management and service fees	233,805	183,401	27.5	20.2	16.6
Interest	86,588	88,950	(2.7)	7.5	8.0
Other income	25,541	13,983	82.7	2.2	1.3
Total revenues	1,181,850	1,124,424	5.1	102.1	101.6
Interest expense	23,117	17,562	31.6	2.0	1.6
Net revenues	1,158,733	1,106,862	4.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	765,691	702,257	9.0	66.1	63.4
Occupancy and equipment rental	92,516	84,019	10.1	8.0	7.6
Communication and office supplies	60,348	50,696	19.0	5.2	4.6
Commissions and floor brokerage	19,193	18,277	5.0	1.7	1.7
Other operating expenses	112,848	99,764	13.1	10.4	9.0
Total non-interest expenses	1,050,596	955,013	10.0	91.4	86.3
Income before income taxes	108,137	151,849	(28.8)	8.6	13.7
Provision for income taxes	44,152	60,866	(27.5)	4.0	5.5
Net income	$63,985	$90,983	(29.7)	4.7%	8.2%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net revenues:
Commissions	$183,770	$164,371	11.8	$364,073	$336,614	8.2%
Principal transactions	85,543	110,717	(22.7)	186,275	221,399	(15.9)
Investment banking:
Capital raising	97,368	84,459	15.3	172,486	160,948	7.2
Advisory fees	63,639	60,356	5.4	113,082	119,129	(5.1)
	161,007	144,815	11.2	285,568	280,077	2.0
Asset management and service fees	119,936	94,230	27.3	233,805	183,401	27.5
Net interest	33,753	37,227	(9.3)	63,471	71,388	(11.1)
Other income	13,742	8,745	57.1	25,541	13,983	82.7
Total net revenues	$597,751	$560,105	6.7	$1,158,733	$1,106,862	4.7%

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

For the three months ended June 30, 2015, commission revenues increased 11.8% to $183.8 million from $164.4 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions from the comparable period in 2014.

For the six months ended June 30, 2015, commission revenues increased 8.2% to $364.1 million from $336.6 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions from the comparable period in 2014.

Principal transactions – For the three months ended June 30, 2015, principal transactions revenues decreased 22.7% to $85.5 million from $110.7 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income institutional brokerage revenues as a result of lower trading volumes.

For the six months ended June 30, 2015, principal transactions revenues decreased 15.9% to $186.3 million from $221.4 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income institutional brokerage revenues as a result of lower trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2015, investment banking revenues increased 11.2%, to $161.0 million from $144.8 million in the comparable period in 2014. The increase was primarily attributable to an increase in capital raising revenues and advisory fees.

Capital raising revenues increased 15.3% to $97.4 million for the three months ended June 30, 2015 from $84.5 million in the comparable period in 2014. For the three months ended June 30, 2015, fixed income capital raising revenues increased 124.2% to $41.9 million from $18.7 million in the comparable period in 2014. During the second quarter of 2015, equity capital raising revenues decreased 15.7% to $55.4 million from $65.8 million in the comparable period in 2014.

For the six months ended June 30, 2015, investment banking revenues increased 2.0%, to $285.6 million from $280.1 million in the comparable period in 2014.

Capital raising revenues increased 7.2% to $172.5 million for the six months ended June 30, 2015 from $160.9 million in the comparable period in 2014. For the six months ended June 30, 2015, fixed income capital raising revenues increased 96.0% to $68.1 million from $34.8 million in the comparable period in 2014. During the six months ended June 30, 2015, equity capital raising revenues decreased 14.0% to $104.4 million from $126.2 million in the comparable period in 2014.

Advisory fee revenues increased 5.4% to $63.6 million for the three months ended June 30, 2015 from $60.4 million in the comparable period in 2014. Advisory fee revenues decreased 5.1% to $113.1 million for the six months ended June 30, 2015 from $119.1 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable period in 2014.

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

For the three months ended June 30, 2015, asset management and service fee revenues increased 27.3% to $119.9 million from $94.2 million in the comparable period in 2014. For the six months ended June 30, 2015, asset management and service fee revenues increased 27.5% to $233.8 million from $183.4 million in the comparable period in 2014. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended June 30, 2015, other income increased 57.1% to $13.7 million from $8.7 million during the comparable period in 2014. For the six months ended June 30, 2015, other income increased 82.7% to $25.5 million from $14.0 million during the comparable period in 2014. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$465,475	$5,123	4.49%	$486,185	$4,843	3.98%
Interest-earning assets (Stifel Bank)	5,141,368	34,483	2.68	4,929,213	33,584	2.73
Other (Stifel Nicolaus)		4,245			7,688
Total interest revenue		$43,851			$46,115
Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$31,074	$451	1.02%	$252,260	$861	1.12%
Interest-bearing liabilities (Stifel Bank)	4,772,796	2,030	0.17	4,617,409	1,950	0.17
Stock loan (Stifel Nicolaus)	42,993	102	0.29	68,071	129	0.19
Senior notes (Stifel Financial)	450,000	5,333	4.74	325,000	5,163	6.35
Interest-bearing liabilities (Capital Trusts)	82,500	431	2.10	82,500	424	2.06
Other (Stifel Nicolaus)		1,751			361
Total interest expense		10,098			8,888
Net interest income		$33,753			$37,227

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$453,486	$9,485	4.18%	$484,133	$9,509	3.93%
Interest-earning assets (Stifel Bank)	5,153,333	68,388	2.65	4,904,299	66,680	2.72
Other (Stifel Nicolaus)		8,715			12,761
Total interest revenue		$86,588			$88,950
Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$48,495	$485	1.00%	$175,410	$1,965	1.12%
Interest-bearing liabilities (Stifel Bank)	4,741,910	4,162	0.18	4,523,790	3,695	0.16
Stock loan (Stifel Nicolaus)	39,148	107	0.27	70,515	127	0.18
Senior notes (Stifel Financial)	463,536	13,984	6.03	325,000	10,327	6.36
Interest-bearing liabilities (Capital Trusts)	82,500	850	2.06	82,500	843	2.04
Other (Stifel Nicolaus)		3,529			605
Total interest expense		23,117			17,562
Net interest income		$63,471			$71,388

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2015, net interest income decreased to $33.8 million from $37.2 million during the comparable period in 2014. For the six months ended June 30, 2015, net interest income decreased to $63.5 million from $71.4 million during the comparable period in 2014.

For the three months ended June 30, 2015, interest revenue decreased 4.9% to $43.9 million from $46.1 million in the comparable period in 2014, principally as a result of a decrease in other interest income, offset by an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest. The average interest-earning assets of Stifel Bank increased to $5.1 billion during the three months ended June 30, 2015 compared to $4.9 billion during the comparable period in 2014 at average interest rates of 2.68% and 2.73%, respectively.

For the six months ended June 30, 2015, interest revenue decreased 2.7% to $86.6 million from $89.0 million in the comparable period in 2014, principally as a result of a decrease in other interest income and lower margin interest as a result of a lower average balance, offset by a $1.7 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $5.2 billion during the six months ended June 30, 2015 compared to $4.9 billion during the comparable period in 2014 at average interest rates of 2.65% and 2.72%, respectively.

For the three months ended June 30, 2015, interest expense increased 13.6% to $10.1 million from $8.9 million during the comparable period in 2014. The increase is primarily attributable to interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes, offset by the redemption of our $175.0 million 6.70% senior notes in January 2015.

For the six months ended June 30, 2015, interest expense increased 31.6% to $23.1 million from $17.6 million during the comparable period in 2014. The increase is primarily attributable to interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes, offset by the redemption of our $175.0 million 6.70% senior notes in January 2015.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Non-interest expenses:
Compensation and benefits	$409,998	$355,267	15.4	$765,691	$702,257	9.0
Occupancy and equipment rental	48,346	43,237	11.8	92,516	84,019	10.1
Communications and office supplies	31,114	25,858	20.3	60,348	50,696	19.0
Commissions and floor brokerage	9,124	9,248	(1.3)	19,193	18,277	5.0
Other operating expenses	61,098	52,076	17.3	112,848	99,764	13.1
Total non-interest expenses	$559,680	$485,686	15.2	$1,050,596	$955,013	10.0

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

For the three months ended June 30, 2015, compensation and benefits expense increased 15.4% to $410.0 million from $355.3 million during the comparable period in 2014. For the six months ended June 30, 2015, compensation and benefits expense increased 9.0% to $765.7 million from $702.3 million during the comparable period in 2014. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 68.6% and 66.1% for the three and six months ended June 30, 2015, respectively, compared to 63.4% and 63.4% for the three and six months ended June 30, 2014, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $29.0 million (4.8% of net revenues) and $55.3 million (4.8% of net revenues) for the three and six months ended June 30, 2015, respectively, compared to $25.4 million (4.5% of net revenues) and $50.3 million (4.5% of net revenues) for the comparable periods in 2014, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended June 30, 2015, occupancy and equipment rental expense increased 11.8% to $48.3 million from $43.2 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, occupancy and equipment rental expense increased 10.1% to $92.5 million from $84.0 million during the six months ended June 30, 2014. The increase is primarily due to the increase in rent expense as a result of the growth of our office locations from the comparative period in 2014.  As of June 30, 2015, we have 398 locations compared to 368 at June 30, 2014.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2015, communications and office supplies expense increased 20.3% to $31.1 million from $25.9 million during the first quarter of 2014. For the six months ended June 30, 2015, communications and office supplies expense increased 19.0% to $60.3 million from $50.7 million during the six months ended June 30, 2014. The increase is primarily attributable to our continued expansion and the addition of revenue producers and support staff through acquisitions.

Commissions and floor brokerage – For the three months ended June 30, 2015, commissions and floor brokerage expense decreased 1.3% to $9.1 million from $9.2 million during the comparable period in 2014. For the six months ended June 30, 2015, commissions and floor brokerage expense increased 5.0% to $19.2 million from $18.3 million during the comparable period in 2014. The increase is primarily attributable to an increase in clearing fees as a result of an increase in volume of transactions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2015, other operating expenses increased 17.3% to $61.1 million from $52.1 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, other operating expenses increased 13.1% to $112.8 million from $99.8 million during the six months ended June 30, 2014. The increase is primarily attributable to an increase in professional service fees as a result of maintaining compliance with regulatory requirements, travel and promotion, and subscriptions expenses.

Provision for income taxes – For the three and six months ended June 30, 2015, our provision for income taxes was $17.2 million and $44.2 million, representing an effective tax rate of 45.1% and 40.8%, respectively, compared to $30.8 million and $60.9 million for the comparable periods in 2014, representing an effective tax rate of 41.4% and 40.1%, respectively.

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

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$125,121	$112,205	11.5	36.4%	36.5%
Principal transactions	33,682	48,335	(30.3)	9.8	15.7
Asset management and service fees	119,734	94,187	27.1	34.9	30.7
Investment banking	15,128	11,132	35.9	4.4	3.6
Interest	40,740	38,866	4.8	11.9	12.7
Other income	12,263	5,549	121.0	3.6	1.8
Total revenues	346,668	310,274	11.7	101.0	101.0
Interest expense	3,286	3,127	5.1	1.0	1.0
Net revenues	343,382	307,147	11.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	196,234	171,724	14.3	57.1	55.9
Occupancy and equipment rental	20,074	17,602	14.0	5.8	5.7
Communication and office supplies	12,213	10,263	19.0	3.6	3.3
Commissions and floor brokerage	4,076	3,473	17.4	1.2	1.2
Other operating expenses	16,810	15,087	11.4	4.9	4.9
Total non-interest expenses	249,407	218,149	14.3	72.6	71.0
Income before income taxes	$93,975	$88,998	5.5	27.4%	29.0%

	June 30, 2015	June 30, 2014
Branch offices (actual)	349	325
Financial advisors (actual)	2,087	1,945
Independent contractors (actual)	736	140

Results of Operations – Global Wealth Management

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$241,335	$225,202	7.2	35.9%	37.3%
Principal transactions	75,689	95,638	(20.9)	3	15.8
Asset management and service fees	233,400	183,317	27.3	34.8	30.3
Investment banking	25,228	22,263	13.3	3.7	3.7
Interest	79,960	77,345	3.4	11.9	12.8
Other income	21,762	6,909	215.0	3.2	1.1
Total revenues	677,374	610,674	10.9	100.7	101.0
Interest expense	4,582	6,244	(26.6)	0.7	1.0
Net revenues	672,792	604,430	11.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	379,477	345,892	9.7	56.4	57.2
Occupancy and equipment rental	38,711	35,203	10.0	5.7	5.8
Communication and office supplies	23,441	19,195	22.1	3.5	3.2
Commissions and floor brokerage	7,454	6,942	7.4	1.1	1.2
Other operating expenses	30,886	28,424	8.7	4.6	4.7
Total non-interest expenses	479,969	435,656	10.2	71.3	72.1
Income before income taxes	$192,823	$168,774	14.2	28.7%	27.9%

NET REVENUES

For the three months ended June 30, 2015, Global Wealth Management net revenues increased 11.8% to a record $343.4 million from $307.2 million for the comparable period in 2014. For the six months ended June 30, 2015, Global Wealth Management net revenues increased 11.3% to a record $672.8 million from $604.4 million for the comparable period in 2014. The increase in net revenues for the three and six months ended June 30, 2015 over the comparable periods in 2014 is primarily attributable to growth in asset management and service fees; an increase in other revenues; an increase in commission revenues; growth in investment banking revenues, and increased net interest revenues, offset by a decrease in principal transaction revenues.

Commissions – For the three months ended June 30, 2015, commission revenues increased 11.5% to $125.1 million from $112.2 million in the comparable period in 2014. For the six months ended June 30, 2015, commission revenues increased 7.2% to $241.3 million from $225.2 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the three months ended June 30, 2015, principal transactions revenues decreased 30.3% to $33.7 million from $48.3 million in the comparable period in 2014. For the six months ended June 30, 2015, principal transactions revenues decreased 20.6% to $75.7 million from $95.6 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income activity from the second quarter of 2014.

Asset management and service fees – For the three months ended June 30, 2015, asset management and service fees increased 27.1% to $119.7 million from $94.2 million in the comparable period in 2014. For the six months ended June 30, 2015, asset management and service fees increased 27.3% to $233.4 million from $183.3 million in the comparable period in 2014. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues for the three months ended June 30, 2015 and 2014 are billed in arrears based on values as of March 31, 2015 and 2014, respectively.

The value of assets in fee-based accounts at March 31, 2015 increased 20.4% from March 31, 2014, of which 52.9% is attributable to net inflows and 47.1% is attributable to market appreciation. The number of fee-based accounts at March 31, 2015 increased 15.4% from March 31, 2014.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 35.9% to $15.1 million for the three months ended June 30, 2015 from $11.1 million during the comparable period in 2014. For the six months ended June 30, 2015, investment banking revenues increased 13.3% to $25.2 million from $22.3 million during the comparable period in 2014. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2015, interest revenue increased 4.8% to $40.7 million from $38.9 million in the comparable period in 2014. For the six months ended June 30, 2015, interest revenue increased 3.4% to $80.0 million from $77.3 million during the comparable period in 2014. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended June 30, 2015, other income increased 121.0% to $12.3 million from $5.5 million during the comparable period in 2014. For the six months ended June 30, 2015, other income increased 215.0% to $21.8 million from $6.9 million during the comparable period in 2014. The increase is primarily attributable to an increase in investment gains on our private equity investments and an increase in mortgage fees from loan originations at Stifel Bank.

Interest expense – For the three months ended June 30, 2015, interest expense increased 5.1% to $3.3 million from $3.1 million during the comparable period in 2014. For the six months ended June 30, 2015, interest expense decreased 26.6% to $4.6 million from $6.2 million during the comparable period in 2014.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$56,176	$27	0.19%	$111,222	$69	0.25%
State and political subdivisions:
Taxable				15,523	247	6.36
Non-taxable (1)	76,329	677	3.55	78,263	684	3.50
Mortgage-backed securities	1,115,153	5,516	1.98	1,431,287	9,158	2.56
Corporate bonds	337,381	1,733	2.06	507,775	2,738	2.16
Asset-backed securities	839,914	5,352	2.55	983,612	5,386	2.19
Federal Home Loan Bank (“FHLB”) and other capital stock	23,172	226	3.90	7,410	9	0.49
Loans (2)	2,492,854	19,422	3.12	1,658,036	14,371	3.47
Loans held for sale	200,389	1,530	3.05	136,085	922	2.71
Total interest-earning assets (3)	$5,141,368	$34,483	2.68%	$4,929,213	$33,584	2.73%
Cash and due from banks	4,751			3,224
Other non interest-earning assets	82,964			85,257
Total assets	$5,229,083			$5,017,694
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,428,171	$1,601	0.14%	$4,377,204	$2,099	0.19%
Demand deposits	62,826	8	0.05	60,756	7	0.05
Time deposits	44,519	242	2.18	156,605	(172)	(0.44)
Savings	24	0	0.05	42	—	—
FHLB advances	237,256	179	0	22,802	16	0.28
Total interest-bearing liabilities (3)	$4,772,796	$2,030	0.17%	$4,617,409	$1,950	0.17%
Non interest-bearing deposits	19,580			17,114
Other non interest-bearing liabilities	32,806			25,300
Total liabilities	$4,825,182			4,659,823
Stockholders’ equity	403901			357,871
Total liabilities and stockholders’ equity	$5,229,083			$5,017,694
Net interest margin		$32,453	2.52%		$31,634	2.59%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$70,255	$79	0.22%	$191,730	$233	0.24%
State and political subdivisions:
Taxable				16,945	512	6.04
Non-taxable (1)	76,398	1,355	3.55	78,120	2,355	6.03
Mortgage-backed securities	1,176,539	13,245	2.25	1,415,882	18,706	2.64
Corporate bonds	356,625	3,685	2.07	521,302	5,716	2.19
Asset-backed securities	895,984	9,747	2.18	989,609	10,235	2.07
Federal Home Loan Bank (“FHLB”) and other capital stock	18,648	340	3.65	6,007	20	0.67
Loans (2)	2,379,869	37,221	3.13	1,570,109	27,383	3.49
Loans held for sale	179,015	2,716	3.03	114,595	1,520	2.65
Total interest-earning assets (3)	$5,153,333	$68,388	2.65%	$4,904,299	$66,680	2.72%
Cash and due from banks	3,377			3,466
Other non interest-earning assets	80,777			123,661
Total assets	$5,237,487			$5,031,426
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,524,585	$3,324	0.15	$4,351,481	$4,312	0.20%
Demand deposits	34,509	19	0.11	66,069	20	0.06
Time deposits	55,390	631	2.28	94,737	(653)	(1.38)
Savings	29	—	0.05	39	—	—
FHLB advances	127,397	188	0.30	11,464	16	0.28
Total interest-bearing liabilities (3)	$4,741,910	$4,162	0.18%	$4,523,790	$3,695	0.16%
Non interest-bearing deposits	20,420			15,435
Other non interest-bearing liabilities	70,372			26,575
Total liabilities	4,832,702			4,565,800
Stockholders’ equity	404,785			465,626
Total liabilities and stockholders’ equity	$5,237,487			$5,031,426
Net interest margin		$64,226	2.49%		$62,985	2.57%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2015 compared to the three and six month periods ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(29)	$(13)	$(42)	$(138)	$(16)	$(154)
State and political subdivisions:			—			—
Taxable	(247)	—	(247)	(256)	(256)	(512)
Non-taxable	(18)	11	(7)	(51)	(949)	(1,000)
Mortgage-backed securities	(1,796)	(1,846)	(3,642)	(2,961)	(2,500)	(5,461)
Corporate bonds	(881)	(124)	(1,005)	(1,718)	(313)	(2,031)
Asset-backed securities	284	(318)	(34)	(1,079)	591	(488)
FHLB and other capital stock	4,819	(4,602)	217	34	286	320
Loans	14,037	(8,986)	5,051	17,655	(7,817)	9,838
Loans held for sale	147	461	608	871	325	1,196
	$16,316	$(15,417)	$899	$12,357	$(10,649)	$1,708
Interest expense:
Deposits:
Money market	$164	$(662)	$(498)	454	(1,442)	(988)
Demand deposits	3	(3)	1	(24)	23	(1)
Time deposits	44	370	414	174	1,110	1,284
Savings	—	—	—	—	—	—
FHLB advances	81	81	163	247	(75)	172
	$292	$(214)	$80	$851	$(384)	$467

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

For the three months ended June 30, 2015, interest revenue of $34.5 million was generated from average interest-earning assets of $5.1 billion at an average interest rate of 2.68%. Interest revenue of $33.6 million for the comparable period in 2014 was generated from average interest-earning assets of $4.9 billion at an average interest rate of 2.73%.

For the six months ended June 30, 2015, interest revenue of $68.4 million was generated from average interest-earning assets of $5.2 billion at an average interest rate of 2.65%. Interest revenue of $66.7 million for the comparable period in 2014 was generated from average interest-earning assets of $4.9 billion at an average interest rate of 2.72%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2015 was $4.8 billion at an average interest rate of 0.17%. The average balance of interest-bearing liabilities for the comparable period in 2014 was $4.6 billion at an average interest rate of 0.17%. The average balance of interest-bearing liabilities during the six months ended June 30, 2015 was $4.7 billion at an average interest rate of 0.18%. The average balance of interest-bearing liabilities for the comparable period in 2014 was $4.5 billion at an average interest rate of 0.16%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2015, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.3 billion compared to $4.5 billion at June 30, 2014.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2015, Global Wealth Management non-interest expenses increased 14.3% to $249.4 million from $218.1 million for the comparable period in 2014. For the six months ended June 30, 2015, Global Wealth Management non-interest expenses increased 10.2% to $480.0 million from $435.7 million for the comparable period in 2014.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of June 30, 2015, we have 349 branch offices compared to 325 at June 30, 2014. In addition, since June 30, 2014, we have added 123 financial advisors and 372 support staff.

Compensation and benefits – For the three months ended June 30, 2015, compensation and benefits expense increased 14.3% to $196.2 million from $171.7 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, compensation and benefits expense increased 9.7% to $379.5 million from $345.9 million during the six months ended June 30, 2014. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 57.1% and 56.4% for the three and six months ended June 30, 2015, respectively, compared to 55.9% and 57.2% for the comparable periods in 2014, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $15.5 million (4.5% of net revenues) and $30.6 million (4.6% of net revenues) for the three and six months ended June 30, 2015, respectively, compared to $15.9 million (5.2% of net revenues) and $33.1 million (5.5% of net revenues) for the three and six months ended June 30, 2014, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended June 30, 2015, occupancy and equipment rental expense increased 14.0% to $20.1 million from $17.6 million during the comparable period in 2014. For the six months ended June 30, 2015, occupancy and equipment rental expense increased 10.0% to $38.7 million from $35.2 million during the comparable period in 2014. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended June 30, 2015, communications and office supplies expense increased 19.0% to $12.2 million from $10.3 million during the comparable period in 2014. For the six months ended June 30, 2015, communications and office supplies expense increased 22.11% to $23.4 million from $19.2 million during the comparable period in 2014. The increase is primarily attributable to an increase in office supplies expense.

Commissions and floor brokerage – For the three months ended June 30, 2015, commissions and floor brokerage expense increased 17.4% to $4.1 million from $3.5 million during the comparable period in 2014. For the six months ended June 30, 2015, commissions and floor brokerage expense increased 7.4 % to $7.5 million from $6.9 million during the comparable period in 2014. The increase is consistent with the increase in commission revenues.

Other operating expenses – For the three months ended June 30, 2015, other operating expenses increased 11.4% to $16.8 million from $15.1 million during the comparable period in 2014. For the six months ended June 30, 2015, other operating expenses increased 8.7% to $30.9 million from $28.4 million during the comparable period in 2014. The increase in other operating expenses is primarily attributable to an increase in professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2015, income before income taxes increased 5.6% to $94.0 million from $89.0 million during the comparable period in 2014. For the six months ended June 30, 2015, income before income taxes increased 14.2% to $192.8 million from $168.8 million during the comparable period in 2014. Profit margins (income before income taxes as a percent of net revenues) have increased to 27.4% and 28.7% for the three and six months ended June 30, 2015, respectively, from 29.0% and 27.9% during the comparable periods in 2014, respectively, as a result of revenue growth.

Results of Operations – Institutional Group

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$58,649	$52,166	12.4	22.7%	20.4%
Principal transactions	51,861	62,382	(16.9)	20.1	24.4
Capital raising	82,690	73,327	12.8	32.0	28.7
Advisory fees	63,189	60,356	4.7	24.4	23.6
Investment banking	145,879	133,683	9.1	56.4	52.3
Interest	3,370	6,975	(51.7)	1.3	2.7
Other income	552	3,224	(82.9)	0.2	1.3
Total revenues	260,311	258,430	0.7	100.7	101.1
Interest expense	1,773	2,760	(35.8)	0.7	1.1
Net revenues	258,538	255,670	1.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	160,077	157,500	1.6	61.9	61.6
Occupancy and equipment rental	11,034	12,379	(10.9)	4.3	4.8
Communication and office supplies	15,966	12,997	22.8	6.2	5.1
Commissions and floor brokerage	5,048	5,776	(12.6)	2.0	2.3
Other operating expenses	24,471	24,706	(1.0)	9.5	9.7
Total non-interest expenses	216,596	213,358	1.5	83.8	83.5
Income before income taxes	$41,942	$42,312	(0.9)	16.2%	16.5%

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$122,738	$111,411	10.2	24.7%	22.0%
Principal transactions	110,587	125,762	(12.1)	22.2	24.9
Capital raising	147,707	138,685	6.5	29.7	27.4
Advisory fees	112,632	119,129	(5.5)	22.7	23.6
Investment banking	260,339	257,814	1.0	52.4	51.0
Interest	7,196	11,639	(38.2)	1.4	2.3
Other income	863	3,924	(78.0)	0.2	0.8
Total revenues	501,723	510,550	(1.7)	100.9	101.0
Interest expense	4,578	4,903	(6.6)	0.9	1.0
Net revenues	497,145	505,647	(1.7)	100.0	100.0
Non-interest expenses:
Compensation and benefits	309,488	311,734	(0.7)	62.3	61.7
Occupancy and equipment rental	23,003	24,781	(7.2)	4.6	4.9
Communication and office supplies	31,430	25,788	21.9	6.3	5.1
Commissions and floor brokerage	11,739	11,334	3.6	2.4	2.2
Other operating expenses	47,212	44,788	5.4	9.5	8.9
Total non-interest expenses	422,872	418,425	1.1	85.1	82.8
Income before income taxes	$74,273	$87,222	(14.8)	14.9%	17.2%

NET REVENUES

For the three months ended June 30, 2015, Institutional Group net revenues increased 1.1% to $258.5 million from $255.7 million for the comparable period in 2014. For the six months ended June 30, 2015, Institutional Group net revenues decreased 1.7% to $497.1 million from $505.6 million during the comparable period in 2014.

The increase in net revenues for the three months ended June 30, 2015 over the comparable periods in 2014 was primarily attributable to an increase in fixed income capital raising revenues and advisory fees, offset by a decrease in equity capital raising revenues; and lower brokerage revenues.

The decrease in net revenues for the six months ended June 30, 2015 over the comparable period in 2014 was primarily attributable to declines in equity capital raising revenues; equity brokerage revenues; fixed income brokerage revenues and advisory fees, offset by increases in fixed income capital raising revenues; and commission revenues.

Commissions – For the three months ended June 30, 2015, commission revenues increased 12.4% to $58.6 million from $52.2 million in the comparable period in 2014. For the six months ended June 30, 2015, commission revenues increased 10.2% to $122.7 million from $111.4 million in the comparable period in 2014.

Principal transactions – For the three months ended June 30, 2015, principal transactions revenues decreased 16.6% to $51.9 million from $62.4 million in the comparable period in 2014. For the six months ended June 30, 2015, principal transactions revenues decreased 12.1% to $110.6 million from $125.8 million in the comparable period in 2014.

For the three months ended June 30, 2015, equity institutional brokerage revenues decreased 3.8% to $58.6 million from $60.9 million during the comparable period in 2014. The decrease is primarily attributable to lower market volatility, which negatively impacted trading volume during the first half of 2015.

For the six months ended June 30, 2015, equity brokerage revenues decreased 3.9% to $120.5 million from $125.4 million during the comparable period in 2014. The increase is primarily attributable to lower trading volumes.

For the three months ended June 30, 2015, fixed income institutional brokerage revenues decreased 3.2% to $52.0 million from $53.7 million in the comparable period in 2014. For the six months ended June 30, 2015, fixed income brokerage revenues increased 0.9% to $112.8 million from $111.7 million in the comparable period in 2014. The increase is primarily attributable to an improvement in fixed income trading volumes from the comparable period in 2014.

Investment banking – For the three months ended June 30, 2015, investment banking revenues increased 9.1% to $145.9 million from $133.7 million during the comparable period in 2014, which is attributable to a increase in fixed income capital raising revenues and advisory fees, offset by a decrease in equity capital raising revenues from the comparable period in 2014. For the six months ended June 30, 2015, investment banking revenues increased 1.0% to $260.3 million from $257.8 million during the comparable period in 2014.

For the three months ended June 30, 2015, capital raising revenues increased 12.8% to $82.7 million from $73.3 million in the comparable period in 2014. For the six months ended June 30, 2015, capital raising revenues increased 6.5% to $147.7 million from $139.0 million in the comparable period in 2014.

For the three months ended June 30, 2015, equity capital raising revenues decreased 19.0% to $43.0 million from $53.1 million during the comparable period in 2014. The decrease was primarily attributable to a decrease in the number of transactions over the comparable period in 2014. For the six months ended June 30, 2015, equity capital raising revenues decreased 14.0% to $84.8 million from $98.7 million during the comparable period in 2014.

For the three months ended June 30, 2015, fixed income capital raising revenues increased 96.2% to $39.6 million from $20.2 million during the comparable period in 2014. For the six months ended June 30, 2015, fixed income capital raising revenues increased 57.3% to $62.9 million from $40.0 million during the comparable period in 2014. The increase is primarily attributable to an increase in the municipal bond origination business.

For the three months ended June 30, 2015, advisory fees increased 4.7% to $63.2 million from $60.4 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable period in 2014. For the six months ended June 30, 2015, advisory fees decreased 5.5% to $112.6 million from $119.1 million in the comparable period in 2014.

Other income – For the three months ended June 30, 2015, other income decreased 82.9% to $0.5 million from $3.2 million in the comparable period in 2014. For the six months ended June 30, 2015, other income decreased 78.0% to $0.8 million from $3.9 million in the comparable period in 2014.

NON-INTEREST EXPENSES

For the three months ended June 30, 2015, Institutional Group non-interest expenses increased 1.5% to $216.6 million from $213.4 million for the comparable period in 2014. For the six months ended June 30, 2015, Institutional Group non-interest expenses increased 1.1% to $422.9 million from $418.4 million during the comparable period in 2014.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 232 revenue producers and 75 support staff since June 30, 2014.

Compensation and benefits – For the three months ended June 30, 2015, compensation and benefits expense increased 1.6% to $160.1 million from $157.5 million during the comparable period in 2014. For the six months ended June 30, 2015, compensation and benefits expense decreased 0.7% to $309.5 million from $311.7 million during the comparable period in 2014. The decrease is principally due to a decrease in variable compensation as a result of lower revenues and profitability, offset by an increase in fixed compensation as a result of our continued expansion. Compensation and benefits expense as a percentage of net revenues was 61.9% for the three and 62.3% for the six months ended June 30, 2015, respectively, compared to 61.6% and 61.7% for the three and six months ended the comparable periods in 2014, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2015, occupancy and equipment rental expense decreased 10.9% to $11.0 million from $12.4 million during the comparable period in 2014. The decrease is primarily due to a reduction in data processing expense, offset by an increase in rent expense. For the six months ended June 30, 2015, occupancy and equipment rental expense decreased 7.2% to $23.0 million from $24.8 million during the comparable period in 2014.

Communications and office supplies – For the three months ended June 30, 2015, communications and office supplies expense increased 22.8% to $16.0 million from $13.0 million during the comparable period in 2014. For the six months ended June 30, 2015, communications and office supplies expense increased 21.9% to $31.4 million from $25.8 million during the comparable period in 2014. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the three months ended June 30, 2015, commissions and floor brokerage expense decreased 12.6% to $5.0 million from $5.8 million during the comparable period in 2014. For the six months ended June 30, 2015, commissions and floor brokerage expense increased 3.6% to $11.7 million from $11.3 million during the comparable period in 2014. The increase is primarily attributable to an increase in clearing expense.

Other operating expenses – For the three months ended June 30, 2015, other operating expenses decreased 1.0% to $24.5 million from $24.7 million during the comparable period in 2014. For the six months ended June 30, 2015, other operating expenses increased 5.4% to $47.2 million from $44.8 million during the comparable period in 2014. The increase is primarily attributable to an increase in travel and promotion expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2015, income before income taxes for the Institutional Group segment increased 0.9 % to $41.9 million from $45.2 million during the comparable period in 2014. For the six months ended June 30, 2015, income before income taxes for the Institutional Group segment decreased 14.8% to $74.3 million from $87.2 million during the comparable period in 2014. Profit margins (income before income taxes as a percentage of net revenues) have declined to 16.2% for the three months ended June 30, 2015, from 16.3% during the comparable period in 2014 as a result of lower revenues and an increase in operating expenses.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2015 Compared with Three and Six Months Ended June 30, 2014

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net revenues	$(4,170)	$(2,811)	48.3	$(11,204)	$(3,215)	(248.5)
Non-interest expenses:
Compensation and benefits	53,687	26,044	106.1	76,726	44,631	71.9
Other operating expenses	39,989	28,135	42.1	71,028	56,300	26.2
Total non-interest expenses	93,676	54,179	72.9	147,754	100,931	46.4
Loss before income taxes	$(97,846)	$(56,990)	71.7	$(158,958)	$(104,146)	(52.6)

Net revenues – For the three and six month periods ended June 30, 2015, net revenues were negatively impacted by investment losses.

Compensation and benefits – For the three months ended June 30, 2015, compensation and benefits expense increased 106.1% to $53.7 million from $26.0 million for the comparable period in 2014. For the six months ended June 30, 2015, compensation and benefits expense increased 71.9% to $76.7 million from $44.6 million during the comparable period in 2014. The increase is primarily attributable to an increase in fixed compensation associated with our continued back-office expansion to support the growth of the firm.

Upon the close of the Sterne Agee acquisition, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $22.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant.

Other operating expenses – For the three months ended June 30, 2015, other operating expenses increased 42.1% to $40.0 million from $28.1 million for the comparable period in 2014. For the six months ended June 30, 2015, other operating expenses increased 26.2% to $71.0 million from $56.3 million during the comparable period in 2014. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our recent acquisitions. These expenses include rent and professional services fees.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2015, our total assets increased 6.5% to $10.1 billion from $9.5 billion at December 31, 2014. The increase is attributable to an increase in the loan portfolio at Stifel Bank, an increase in financial instruments owned, at fair value, an increase in growth attributable to acquired assets, which was partially offset by a decrease in investment portfolio at Stifel Bank which consists of available-for-sale and held-to-maturity securities. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2015, our liabilities were comprised primarily of short-term borrowings of $543.3 million, senior notes of $450.0 million, trust preferred securities of $82.5 million, deposits of $4.31 billion at Stifel Bank, and payables to customers of $449.8 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $640.1 million. To meet our obligations to clients and operating needs, we had $641.9 million in cash and cash equivalents at June 30, 2015. We also had client brokerage receivables of $756.7 million and $2.6 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $47.8 million to $641.9 million at June 30, 2015, from $689.8 million at December 31, 2014. Operating activities used $558.3 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities, offset by the net effect of non-cash items and net income recognized during the six months ended June 30, 2014. Investing activities provided cash of $417.7 million due to the proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments, offset by the growth of the loan portfolio, fixed asset purchases, and investment purchases. Financing activities provided cash of $91.7 million principally due to proceeds received from short-term borrowings and an increase in repurchase agreements, offset by a decrease in bank deposits and the redemption of 100% of the outstanding 6.70% senior notes.

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

As of June 30, 2015, we had $10.1 billion in assets, $4.7 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2015	December 31, 2014	Average Conversion
Cash and cash equivalents	$641,937	$689,782
Receivables from brokers, dealers, and clearing organizations	835,433	651,074	3 days
Securities purchased under agreements to resell	242,944	55,078	1 day
Financial instruments owned at fair value	937,347	782,912	5 days
Available-for-sale securities at fair value	787,897	1,513,478	3 days
Held-to-maturity securities at amortized cost	1,125,426	1,177,565	10 days
Investments	93,156	131,425	5 days
Total cash and assets readily convertible to cash	$4,664,140	$5,001,314

As of June 30, 2015 and December 31, 2014, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2015		December 31, 2014
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$71,724	—	$37,134	$—
Financial instruments owned at fair value	342,350	1,071,992	39,180	425,108
Available-for-sale securities at fair value	—	939,990	—	1,210,193
Investments	—	37,675	—	41,150
	$414,074	$2,049,657	$76,314	$1,676,451

 Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2015, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Liquidity stress testing (Firm-wide) –A liquidity stress test model is maintained by the Company that measures liquidity outflows across multiple scenarios at the major operating subsidiaries and details the corresponding impact to our holding company and the overall consolidated firm. Liquidity stress tests are utilized to ensure that current exposures are consistent with the Company’s established liquidity risk tolerance and, more specifically, to identify and quantify sources of potential liquidity strain. Further, the stress tests are utilized to analyze possible impacts on the Company’s cash flows, liquidity position, profitability, and solvency.  The outflows are modeled over a 30-day liquidity stress timeframe and include the impact of idiosyncratic and macro-economic stress events.

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

At June 30, 2015, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2015, available cash and highly liquid investments comprised approximately 30% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At June 30, 2015, we have $49.7 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $641.9 million of cash and cash equivalents at June 30, 2015, compared to $689.8 million at December 31, 2014. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $787.9 million in available-for-sale investment securities at June 30, 2015, compared to $1.51 billion at December 31, 2014. As of June 30, 2015, the weighted-average life of the investment securities portfolio was approximately 2.7 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2015, we had $4.31 billion in deposits compared to $4.79 billion at December 31, 2014. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2015, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $543.3 million during the six months ended June 30, 2015. There are no compensating balance requirements under these arrangements.

At June 30, 2015, short-term borrowings from banks were $543.3 million at an average rate of 1.00%, which were collateralized by company-owned securities valued at $748.1 million. At December 31, 2014, we had no short-term borrowings. The average bank borrowing was $31.1 million and $252.3 million for the three months ended June 30, 2015 and 2014, respectively, at average daily interest rates of 1.02% and 1.12%, respectively. The average bank borrowing was $48.5 million and $175.4 million for the six months ended June 30, 2015 and 2014, respectively, at average daily interest rates of 1.00% and 1.13%, respectively.

The average outstanding securities lending arrangements utilized in financing activities were $43.0 million and $63.1 million during the three months ended June 30, 2015 and 2014, respectively, at average daily effective interest rates of 0.29% and 0.19%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $39.1 million and $76.5 million during the six months ended June 30, 2015 and 2014, respectively, at average daily effective interest rates of 0.27% and 0.18%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured borrowings – Our committed bank line financing at June 30, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At June 30, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $1.35 billion at June 30, 2015, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $4.70 billion at June 30, 2015.

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

On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities and individual investors. The purchase was completed pursuant to the merger agreement dated February 23, 2015. We issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc.

Upon the close of the acquisition, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $22.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2015. In addition, we have paid $32.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

On June 8, 2015, we entered into a definitive purchase agreement to acquire Barclays’ Wealth and Investment Management, Americas franchise in the U.S. (“Barclays”). As of May 31, 2015, Barclays had approximately 180 financial advisors in the U.S. managing approximately $56 billion in total client assets. In addition, Barclays’ business had on balance sheet assets of approximately $1.4 billion and client loans of approximately $1.5 billion held through Barclays’ clearing firm. Barclays’ advisory business is concentrated in New York and 11 other major metropolitan cities in the U.S. As part of this agreement, Stifel will be the U.S. private wealth distribution partner for certain of Barclays’ equities and credit new issue securities in the U.S. The transaction is expected to close in the fourth quarter of 2015.

We have paid $64.7 million in the form of upfront notes to financial advisors for transition pay through July 31, 2015. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel. In addition, we have paid $34.0 million in the form of notes to associates of acquired companies for retention during the six months ended June 30, 2015.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2015 and the years ended December 31, 2016, 2017, 2018, 2019, and thereafter are $30.6 million, $53.1 million, $42.0 million, $34.6 million, $27.8 million, and $45.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At June 30, 2015, the total number of stock units outstanding was 18.1 million, of which 13.1 million were unvested. At June 30, 2015, there was unrecognized compensation cost for stock units of $331.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining six months in 2015 and the years ended December 31, 2016, 2017, 2018, 2019, and thereafter are $48.8 million, $82.7 million, $70.4 million, $55.4 million, $34.5 million, and $39.8 million, respectively. These estimates could change if our forfeitures change from historical levels.

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2015, we estimate that TWP customers held $8.6 million par value of ARS, which may be repurchased by December 31, 2015. The amount estimated for repurchase assumes no issuer redemptions.

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

At June 30, 2015, Stifel had net capital of $264.6 million, which was 42.6% of aggregate debit items and $252.2 million in excess of its minimum required net capital. At June 30, 2015, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2014, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2015, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 18 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At June 30, 2015, Level 3 assets for which we bear economic exposure were $127.7 million or 6.3% of the total assets measured at fair value. During the three months ended June 30, 2015, we recorded purchases of $18.3 million and sales and redemptions of $49.9 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $.5 million.

During the six months ended June 30, 2015, we recorded purchases of $22.7 million and sales and redemptions of $59.2 million of Level 3 assets. We transferred $5.9 million, net, out of Level 3 during the six months ended June 30, 2015. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.7 million.

At June 30, 2015, Level 3 assets included the following: $49.7 million of auction rate securities and $78.1 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At June 30, 2015, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.3 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

We have adopted policies and procedures concerning Enterprise Risk Management. The Corporate Governance Committee of the Board of Directors, in exercising its oversight of management's activities, conducts periodic reviews and discussions with management regarding the guidelines and policies governing the processes by which risk assessment and risk management are handled.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended June 30, 2015, and the daily VaR at June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended June 30, 2015			VAR Calculation at
	High	Low	Daily Average	June 30, 2015	December 31, 2014
Daily VaR	$8,126	$2,224	$4,507	$6,301	$3,340

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

The following table illustrates the estimated change in net interest margin at June 30, 2015, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	14.0%
+100	9.7%
0	0.00%
-100	-13.35%
-200	-22.46%

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at June 30, 2015 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,814,086	$602,747	$224,350	46,328
Securities	$819,807	90,168	645,558	378,491
Interest-bearing cash	103,171	—	—	—
	$2,737,064	$692,915	$869,908	$424,819
Interest-bearing liabilities:
Transaction accounts and savings	$3,539,713	133,315	$567,704	$40,344
Certificates of deposit	17,568	5,798	9,496	—
Borrowings	—	—	—	16,672
	$3,557,281	$139,113	$577,200	$57,016
GAP	$(820,217)	$553,802	$292,708	$367,803
Cumulative GAP	$(820,217)	$(266,415)	$26,293	$394,096

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.4 billion, and the fair value of the collateral that had been sold or repledged was $342.4 million.

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

PART II OTHER INFORMATION

ITEM 1.  RISK FACTORS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-L for the year ended December 31, 2014 and Item 1. in our Form 10-Q for the quarter ended March 31, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2015. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2015.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2015, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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

Date:  August 10, 2015

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). This lawsuit relates to the same transactions that are the subject of the civil lawsuit filed by the school districts noted below. The SEC has asserted claims under Section 15c(1)(A), Section 10b, and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. We have denied the substantive allegations of the SEC complaint, as amended, and asserted various affirmative defenses.  The parties are currently taking written discovery and depositions, with all discovery anticipated to be completed during 2015.  After close of discovery, we anticipate the District Court will set a schedule for motion practice and if necessary a trial date.  We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

Wisconsin School Districts/RBC OPEB lawsuit

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. and certain of its affiliates (“RBC”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above.  We entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March 2012. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against RBC to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company, and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation, and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs.  RBC has also asserted claims against Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by Stifel with the school districts and pursuit of claims against RBC.  We have filed our Answer, denying RBC’s claims, and discovery continues in the case.  Upon the completion of discovery, we anticipate the filing of dispositive motions by the parties and the setting of a trial date, if necessary.  We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

All the defendants have answered the Complaint in the State Action, denying the claims and filing cross-claims against all the other defendants.. The Tribe moved to dismiss Saybrook’s claims against them on the grounds that the state court does not have jurisdiction over them due to assertions that they have sovereign immunity from suit.  The state court denied the Tribe’s motion to dismiss Saybrook’s claims against the Tribe, and the Wisconsin Court of Appeals refused to hear an appeal of that decision  thereby allowing the State Action to move forward against the Tribe. Discovery is ongoing between all the parties in the State Action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2015. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2015.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions.  At June 30, 2015, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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

Date:  August 10, 2015