Form 10-Q/A
period 2015-06-30
STIFEL FINANCIAL CORP
filed 2015-08-11
CIK 720672

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the Form 10-Q) is to file Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data associated with the Form 10-Q was omitted from that filing. No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Exhibit 101 consists of the following materials from the Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2015, formatted in XBRL:

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, are presented below:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$89,423	$89,423	$—	$—
Financial instruments owned:
U.S. government securities	29,280	29,280	—	—
U.S. government agency securities	151,895	—	151,895	—
Mortgage-backed securities:
Agency	259,968	—	259,968	—
Non-agency	16,377	—	15,707	670
Corporate securities:
Fixed income securities	270,594	30,389	235,633	4,572
Equity securities	41,628	40,898	111	619
State and municipal securities	175,071	—	175,071	—
Total financial instruments owned	944,813	100,567	838,385	5,861
Available-for-sale securities:
U.S. government agency securities	1,710	—	1,710	—
State and municipal securities	73,733	—	73,733	—
Mortgage-backed securities:
Agency	27,903	—	27,903	—
Commercial	36,654	—	36,654	—
Non-agency	2,934	—	2,934	—
Corporate fixed income securities	188,533	—	188,533	—
Asset-backed securities	456,430	—	456,430	—
Total available-for-sale securities	787,897	—	787,897	—
Investments:
Corporate equity securities	54,126	51,157	7	2,962
Mutual funds	14,907	14,907	—	—
U.S. government securities	103	103	—	—
Auction rate securities:
Equity securities	48,355	—	—	48,355
Municipal securities	1,324	—	—	1,324
Other [1]	71,637	—	2,395	69,242
Total investments	190,452	66,167	2,402	121,883
	$2,012,585	$256,157	$1,628,684	$127,744

[1]	Includes $51.2 million of partnership interests, $13.2 million of private company investments, and $4.8 million of private equity and other investments.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$236,053	$236,053	$—	$—
U.S. government agency securities	5,061	—	5,061	—
Mortgage-backed securities:
Agency	70,715	—	70,715
Non-agency	163	—	163	—
Corporate securities:
Fixed income securities	189,758	1,194	188,564	—
Equity securities	64,970	64,923	47	—
State and municipal securities	6	—	6
Total financial instruments sold, but not yet purchased	566,726	302,170	264,556	$—
Derivative contracts [2]	4,322	—	4,322	—
	$571,048	$302,170	$268,878	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, are presented below:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$122,875	$122,875	$—	$—
Financial instruments owned:
U.S. government securities	58,992	58,992	—	—
U.S. government agency securities	101,439	—	101,439	—
Mortgage-backed securities:
Agency	159,057	—	159,057	—
Non-agency	13,366	189	12,371	806
Corporate securities:
Fixed income securities	245,909	75,236	168,680	1,993
Equity securities	77,548	76,316	88	1,144
State and municipal securities	130,544	—	130,544	—
Total financial instruments owned	786,855	210,733	572,179	3,943
Available-for-sale securities:
U.S. government agency securities	1,610	—	1,610	—
State and municipal securities	74,401	—	74,401	—
Mortgage-backed securities:
Agency	209,206	—	209,206	—
Commercial	107,644	—	107,644	—
Non-agency	3,137	—	3,137	—
Corporate fixed income securities	337,406	50,892	286,514	—
Asset-backed securities	780,074	—	736,029	44,045
Total available-for-sale securities	1,513,478	50,892	1,418,541	44,045
Investments:
Corporate equity securities	59,203	35,123	24,080	—
Mutual funds	18,144	18,144	—	—
U.S. government securities	6,555	104	6,451	—
Auction rate securities:
Equity securities	46,197	—	—	46,197
Municipal securities	1,326	—	—	1,326
Other [1]	78,830	1,283	4,557	72,990
Total investments	210,255	54,654	35,088	120,513
	$2,633,463	$439,154	$2,025,808	$168,501

[1]	Includes $42.1 million of partnership interests, $16.4 million of private company investments, and $14.3 million of private equity and other investments.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$146,592	$146,592	$—	$—
U.S. government agency securities	10,029	—	10,029	—
Mortgage-backed securities:
Agency	28,067	—	28,067	—
Non-agency	4,556	401	4,155	—
Corporate securities:
Fixed income securities	293,008	17,116	275,892	—
Equity securities	105,013	105,013	—	—
Total financial instruments sold, but not yet purchased	587,265	269,122	318,143	—
Derivative contracts [2]	5,641	—	5,641	—
	$592,906	$269,122	$323,784	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,009,282	$—	$1,528	$—	$1,010,810
Consumer	983,338	—	21	—	983,359
Residential real estate	443,661	—	5,333	—	448,994
Commercial real estate	19,834	—	219	—	20,053
Home equity lines of credit	12,276	—	323	—	12,599
Total	$2,468,391	$—	$7,424	$—	$2,475,815

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$896,853	$—	$—	$—	$896,853
Consumer	758,246	28	14	—	758,288
Residential real estate	421,209	6,603	4,834	—	432,646
Commercial real estate	15,902	—	—	—	15,902
Home equity lines of credit	12,945	—	—	—	12,945
Total	$2,105,155	$6,631	$4,848	$—	$2,116,634

NOTE 8 – Fixed Assets

The following is a summary of fixed assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Furniture and equipment	$234,699	$194,521
Building and leasehold improvements	150,768	124,390
	385,467	318,911
Less accumulated depreciation and amortization	(226,102)	(194,665)
	$159,365	$124,246

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1. in our Form 10-Q for the quarter ended March 31, 2015.

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

Date:  August 11, 2015