Form 10-Q
period 2015-09-30
STIFEL FINANCIAL CORP
filed 2015-11-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on November 5, 2015, was 69,507,842.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$607,100	$689,782
Cash segregated for regulatory purposes	321	49,646
Receivables:
Brokerage clients, net	708,067	483,887
Brokers, dealers, and clearing organizations	651,274	651,074
Securities purchased under agreements to resell	88,467	55,078
Financial instruments owned, at fair value	812,976	786,855
Available-for-sale securities, at fair value	659,832	1,513,478
Held-to-maturity securities, at amortized cost	1,095,793	1,177,565
Loans held for sale, at lower of cost or market	179,588	121,939
Bank loans, net of allowance	2,409,399	2,065,420
Investments, at fair value	160,240	210,255
Fixed assets, net	183,020	124,246
Goodwill	884,793	795,026
Intangible assets, net	58,479	54,563
Loans and advances to financial advisors and other employees, net	247,555	197,757
Deferred tax assets, net	268,157	258,142
Other assets	344,118	283,438
Total Assets	$9,359,179	$9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$423,849	$321,496
Brokers, dealers, and clearing organizations	106,803	14,023
Drafts	69,516	75,198
Securities sold under agreements to repurchase	106,937	39,180
Bank deposits	4,116,811	4,790,081
Financial instruments sold, but not yet purchased, at fair value	512,323	587,265
Accrued compensation	259,863	359,050
Accounts payable and accrued expenses	339,149	302,320
Borrowings	398,338	—
Senior notes	450,000	625,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500
Total liabilities	6,866,089	7,196,113
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,507,842 and 66,336,018 shares, respectively	10,426	9,950
Additional paid-in-capital	1,783,767	1,634,114
Retained earnings	798,377	716,305
Accumulated other comprehensive income	(34,491)	(38,331)
	2,558,079	2,322,038
Treasury stock, at cost, 1,438,862 and 5 shares, respectively	(64,989)	—
Total Shareholders’ Equity	2,493,090	2,322,038
Total Liabilities and Shareholders’ Equity	$9,359,179	$9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Commissions	$194,083	$167,601	$562,249	$510,070
Principal transactions	95,593	94,828	281,794	318,312
Investment banking	118,753	118,717	400,302	390,848
Asset management and service fees	130,636	96,638	364,442	280,039
Interest	43,376	52,096	129,964	141,035
Other income	18,930	4,803	44,471	18,745
Total revenues	601,371	534,683	1,783,222	1,659,049
Interest expense	9,796	11,228	32,914	28,701
Net revenues	591,575	523,455	1,750,308	1,630,348
Non-interest expenses:
Compensation and benefits	404,205	331,440	1,169,896	1,033,478
Occupancy and equipment rental	53,282	41,611	145,798	125,110
Communications and office supplies	35,678	27,464	96,026	78,151
Commissions and floor brokerage	12,430	9,971	31,623	28,247
Other operating expenses	63,632	47,203	176,480	143,945
Total non-interest expenses	569,227	457,689	1,619,823	1,408,931
Income from continuing operations before income tax expense	22,348	65,766	130,485	221,417
Provision for income taxes	5,169	25,673	49,321	87,774
Income from continuing operations	17,179	40,093	81,164	133,643
Discontinued operations:
Loss from discontinued operations, net of tax	—	(190)	—	(2,757)
Net income	$17,179	$39,903	$81,164	$130,886

Earnings per basic common share
Income from continuing operations	$0.25	$0.60	$1.18	$2.01
Income from discontinued operations	—	—	—	(0.04)
Earnings per basic common share	$0.25	$0.60	$1.18	$1.97
Earnings per diluted common share
Income from continuing operations	$0.22	$0.52	$1.04	$1.76
Income from discontinued operations	—	—	—	(0.04)
Earnings per diluted common share	$0.22	$0.52	$1.04	$1.72
Weighted-average number of common shares outstanding:
Basic	69,633	66,691	68,675	66,344
Diluted	79,759	76,681	78,326	76,011

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$17,179	$39,903	$81,164	$130,886
Other comprehensive income, net of tax: [1]
Changes in unrealized gains/(losses) on available-for-sale securities [2]	(611)	(3,884)	5,261	1,683
Changes in unrealized gains on cash flow hedging instruments [3]	(289)	1,108	199	2,094
Foreign currency translation adjustment	(2,935)	(8,388)	(1,620)	(6,320)
Total other comprehensive income/(loss), net of tax	(3,835)	(11,164)	3,840	(2,543)
Comprehensive income	$13,344	$28,739	$85,004	$128,343

(1)

Net of tax benefit of $2.4 million and $7.0 million for the three months ended September 30, 2015 and 2014, respectively. Net of taxes of $2.4 million and a tax benefit of $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)

Amounts are net of reclassifications to earnings of realized gains of $0.2 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. Amounts are net of reclassifications to earnings of realized gains of $2.1 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)

Amounts are net of reclassifications to earnings of losses of $0.9 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. Amounts are net of reclassifications to earnings of losses of $3.1 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$81,164	$130,886
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,386	21,727
Amortization of loans and advances to financial advisors and other employees	50,529	49,285
Amortization of premium on investment portfolio	2,557	4,385
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	5,509	6,832
Amortization of intangible assets	5,952	9,762
Deferred income taxes	8,814	17,111
Excess tax benefits from stock-based compensation	(17,031)	(18,220)
Stock-based compensation	110,569	70,852
(Gains)/losses on sale of investments	10,102	(894)
Other, net	278	1,990
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	49,325	4,264
Receivables:
Brokerage clients	(112,106)	(19,195)
Brokers, dealers, and clearing organizations	33,517	(263,745)
Securities purchased under agreements to resell	(33,389)	99,562
Financial instruments owned, including those pledged	31,484	(139,012)
Loans originated as held for sale	(1,347,547)	(811,711)
Proceeds from mortgages held for sale	1,317,242	808,882
Loans and advances to financial advisors and other employees	(68,468)	(51,492)
Other assets	19,619	42,768
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	102,353	311
Brokers, dealers, and clearing organizations	50,028	35,297
Drafts	(5,682)	(16,121)
Financial instruments sold, but not yet purchased	(74,942)	131,809
Other liabilities and accrued expenses	(248,703)	(169,588)
Net cash used in operating activities	$(1,440)	$(54,255)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$853,441	$542,565
Calls and principal paydowns of held-to-maturity securities	82,941	74,405
Sale or maturity of investments	52,884	48,278
Sale of other real estate owned	75	131
Increase in bank loans, net	(375,194)	(468,329)
Payments for:
Purchase of available-for-sale securities	(423)	(271,548)
Purchase of held-to-maturity securities	—	(7,959)
Purchase of investments	(17,086)	(37,190)
Purchase of fixed assets	(61,663)	(22,384)
Acquisitions, net of cash acquired	18,456	(39,184)
Net cash provided by/(used in) investing activities	553,431	(181,215)
Cash Flows From Financing Activities:
Proceeds/(repayments) of borrowings	86,617	(5,900)
Proceeds from Federal Home Loan Bank advances	96,000	—
Proceeds from issuance of senior notes, net	—	295,638
Payment of contingent consideration	(29,598)	—
Increase/(decrease) in securities sold under agreements to repurchase	67,757	(119,995)
Decrease in bank deposits, net	(673,270)	(110,801)
Increase/(decrease) in securities loaned	42,752	(14,321)
Excess tax benefits from stock-based compensation	17,031	18,220
Issuance of common stock for stock option exercises	343	135
Repurchase of common stock	(65,858)	—
Repayment of senior notes	(175,000)	—
Extinguishment of subordinated debt	—	(3,131)
Net cash provided by/(used in) financing activities	(633,226)	59,845
Effect of exchange rate changes on cash	(1,447)	(5,817)
Decrease in cash and cash equivalents	(82,682)	(181,442)
Cash and cash equivalents at beginning of period	689,782	716,560
Cash and cash equivalents at end of period	$607,100	$535,118
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,673	$31,205
Cash paid for income taxes, net of refunds	45,115	59,434
Noncash financing activities:
Unit grants, net of forfeitures	132,145	152,115
Shares surrendered into treasury	223	—
Issuance of common stock for acquisitions	80,981	11,741

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and several European cities. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom and Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Stifel Bank & Trust (“Stifel Bank”). All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

NOTE 2 – Recently Issued Accounting Guidance

Business Combinations

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments" (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU in the third quarter of 2015. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

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

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and a retrospective approach is required. The guidance is not expected to have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective beginning on January 1, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

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

Note 3 – Acquisition of Sterne Agee Group, Inc.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $90.1 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management and Institutional Group segments. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Sterne Agee at closing and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Sterne Agee’s business and the reputation and expertise of Sterne Agee in the financial services sector.

On June 5, 2015, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for nine months ended September 30, 2015. In addition, we have paid $33.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

Sterne, Agee & Leach, Inc. was a defendant in the Canyon Ridge, et al. matter and, prior to being acquired by Stifel, received an adverse jury verdict of $35.6 million. Prior to the closing date, Sterne Agee had established adequate reserves for various claims that were included the opening balance sheet. During the third quarter of 2015, this matter was settled and paid, and the excess reserves associated with the Canyon Ridge matter were distributed to Sterne Agee Group, Inc. shareholders. Under the terms of the agreements governing the acquisition, we have withheld a portion of the purchase price of Sterne Agee Group, Inc. pending the resolution of currently existing or subsequently arising liabilities relating to the operation of the Sterne Agee Group Inc. business prior to the closing of the acquisition. Based upon currently available information and review with counsel, we believe the amounts which we are allowed to withhold will be adequate to fully indemnify us from any losses related to the pre-closing operations of Sterne Agee Group, Inc.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Sterne Agee have been included in our results prospectively from the date of acquisition.

NOTE 4 – Discontinued Operations

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2015	2014	2015	2014
Net revenues	$—	$(44)	$—	$(75)
Restructuring expense	—	—	—	217
Operating expenses	—	110	—	3,664
Total non-interest expenses	—	110	—	3,881
Loss from discontinued operations before income tax expense	—	(154)	—	(3,956)
Income tax expense/(benefit)	—	36	—	(1,199)
Loss from discontinued operations, net of tax	$—	$(190)	$—	$(2,757)

NOTE 5 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2015 and December 31, 2014, included (in thousands):

	September 30, 2015	December 31, 2014
Deposits paid for securities borrowed	$333,348	$445,542
Receivables from clearing organizations	295,856	198,079
Securities failed to deliver	22,070	7,453
	$651,274	$651,074

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2015 and December 31, 2014, included (in thousands):

	September 30, 2015	December 31, 2014
Deposits received from securities loaned	$47,495	$4,215
Payable to clearing organizations	31,136	2,443
Securities failed to receive	28,172	7,365
	$106,803	$14,023

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

For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.4 million and $11.5 million at September 30, 2015 and December 31, 2014, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, are presented below (in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,582	$90,582	$—	$—
Financial instruments owned:
U.S. government securities	15,750	15,750	—	—
U.S. government agency securities	124,292	—	124,292	—
Mortgage-backed securities:
Agency	202,480	—	202,480	—
Non-agency	18,704	—	18,304	400
Corporate securities:
Fixed income securities	251,416	40,361	211,055	—
Equity securities	25,641	25,022	—	619
State and municipal securities	174,693	—	174,693	—
Total financial instruments owned	812,976	81,133	730,824	1,019
Available-for-sale securities:
U.S. government agency securities	1,708	—	1,708	—
State and municipal securities	74,179	—	74,179	—
Mortgage-backed securities:
Agency	27,420	—	27,420	—
Commercial	17,983	—	17,983	—
Non-agency	2,785	—	2,785	—
Corporate fixed income securities	88,725	—	88,725	—
Asset-backed securities	447,032	—	447,032	—
Total available-for-sale securities	659,832	—	659,832	—
Investments:
Corporate equity securities	30,305	27,074	—	3,231
Mutual funds	14,836	14,836	—	—
U.S. government securities	103	103	—	—
Auction rate securities:
Equity securities	56,224	—	—	56,224
Municipal securities	1,324	—	—	1,324
Other [1]	57,448	—	2,887	54,561
Total investments	160,240	42,013	2,887	115,340
	$1,723,630	$213,728	$1,393,543	$116,359

[1]	Includes $36.6 million of partnership interests, $14.3 million of private company investments, and $3.7 million of private equity and other investments.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$217,648	$217,648	$—	$—
U.S. government agency securities	—	—	—	—
Mortgage-backed securities:
Agency	38,927	—	38,927
Non-agency	—	—	—	—
Corporate securities:
Fixed income securities	234,429	20,795	213,634	—
Equity securities	21,089	21,084	5	—
State and municipal securities	230	—	230	—
Total financial instruments sold, but not yet purchased	512,323	259,527	252,796	$—
Derivative contracts [2]	4,652	—	4,652	—
	$516,975	$259,527	$257,448	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, are presented below (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$122,875	$122,875	$—	$—
Financial instruments owned:
U.S. government securities	58,992	58,992	—	—
U.S. government agency securities	101,439	—	101,439	—
Mortgage-backed securities:
Agency	159,057	—	159,057	—
Non-agency	13,366	189	12,371	806
Corporate securities:
Fixed income securities	245,909	75,236	168,680	1,993
Equity securities	77,548	76,316	88	1,144
State and municipal securities	130,544	—	130,544	—
Total financial instruments owned	786,855	210,733	572,179	3,943
Available-for-sale securities:
U.S. government agency securities	1,610	—	1,610	—
State and municipal securities	74,401	—	74,401	—
Mortgage-backed securities:
Agency	209,206	—	209,206	—
Commercial	107,644	—	107,644	—
Non-agency	3,137	—	3,137	—
Corporate fixed income securities	337,406	50,892	286,514	—
Asset-backed securities	780,074	—	736,029	44,045
Total available-for-sale securities	1,513,478	50,892	1,418,541	44,045
Investments:
Corporate equity securities	59,203	35,123	24,080	—
Mutual funds	18,144	18,144	—	—
U.S. government securities	6,555	104	6,451	—
Auction rate securities:
Equity securities	46,197	—	—	46,197
Municipal securities	1,326	—	—	1,326
Other [1]	78,830	1,283	4,557	72,990
Total investments	210,255	54,654	35,088	120,513
	$2,633,463	$439,154	$2,025,808	$168,501

[1]	Includes $42.1 million of partnership interests, $16.4 million of private company investments, and $14.3 million of private equity and other investments.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$146,592	$146,592	$—	$—
U.S. government agency securities	10,029	—	10,029	—
Mortgage-backed securities:
Agency	28,067	—	28,067	—
Non-agency	4,556	401	4,155	—
Corporate securities:
Fixed income securities	293,008	17,116	275,892	—
Equity securities	105,013	105,013	—	—
Total financial instruments sold, but not yet purchased	587,265	269,122	318,143	—
Derivative contracts [2]	5,641	—	5,641	—
	$592,906	$269,122	$323,784	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Asset- Backed Securities
Balance at June 30, 2015	$670	$4,572	$619	$—
Unrealized gains/(losses):
Included in changes in net assets [2]	(157)	(126)	—	—
Included in OCI [3]	—	—	—	—
Realized gains/(losses) [2]	86	53	—	—
Purchases	—	—	—	—
Sales	—	(4,499)	—	—
Redemptions	(199)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Net change	(270)	(4,572)	—	—
Balance at September 30, 2015	$400	$—	$619	$—

	Three Months Ended September 30, 2015
	Investments
	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at June 30, 2015	$2,962	$48,355	$1,324	$69,242
Unrealized gains/(losses):
Included in changes in net assets [2]	269	(631)	—	(1,576)
Included in OCI [3]	—	—	—	—
Realized gains [2]	—	—	—	293
Purchases	—	8,500	—	1,117
Sales	—	—	—	(11,533)
Redemptions	—	—	—	(2,982)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Net change	269	7,869	—	(14,681)
Balance at September 30, 2015	$3,231	$56,224	$1,324	$54,561

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the nine months ended September 30, 2015 (in thousands):

	Nine Months Ended September 30, 2015
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Asset- Backed Securities
Balance at December 31, 2014	$806	$1,993	$1,144	$44,045
Unrealized gains/(losses):
Included in changes in net assets [2]	(240)	84	—	—
Included in OCI [3]	—	—	—	342
Realized gains/(losses) [2]	119	53	—	(2,136)
Purchases	—	11,643	—	—
Sales	—	(13,773)	(525)	(42,251)
Redemptions	(285)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Net change	(406)	(1,993)	(525)	(44,045)
Balance at September 30, 2015	$400	$—	$619	$—

	Nine Months Ended September 30, 2015
	Investments
	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2014	$—	$46,197	$1,326	$72,990
Unrealized gains/(losses):
Included in changes in net assets [2]	354	(873)	(2)	2,392
Included in OCI [3]	—	—	—	—
Realized gains [2]	—	—	—	(210)
Purchases	—	15,125	—	4,396
Sales	—	—	—	(13,156)
Redemptions	—	(4,225)	—	(3,066)
Transfers:
Into Level 3	2,877	—	—	—
Out of Level 3	—	—	—	(8,785)
Net change	3,231	10,027	(2)	(18,429)
Balance at September 30, 2015	$3,231	$56,224	$1,324	$54,561

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of sales of private equity investments and ARS, offset by ARS purchases during the nine months ended September 30, 2015. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2015, relating to Level 3 assets still held at September 30, 2015, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of September 30, 2015.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.3% - 13.5%	7.7%
		Workout period	1 - 3 years	2.5 years
Municipal securities	Discounted cash flow	Discount rate	0.3% - 8.8%	7.1%
		Workout period	1 - 4 years	2.8 years

The fair value of certain Level 3 assets was determined using various methodologies, as appropriate, including net asset values (“NAVs”) of underlying investments, third-party pricing vendors and broker quotes. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment, and other analytical procedures.

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

General and limited partnership interests in investment partnerships totaled $36.6 million and $42.1 million at September 30, 2015 and December 31, 2014, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $18.0 million and $21.2 million at September 30, 2015 and December 31, 2014, respectively. Direct investments in private equity companies may be valued using the market approach and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. Transfers of financial assets from Level 1 to Level 2 during the three months ended September 30, 2015 were immaterial. There were $5.6 million of transfers of financial assets from Level 1 to Level 2 during the nine months ended September 30, 2015, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers of financial assets out of Level 3 during the three months ended September 30, 2015. There were $5.9 million of transfers of financial assets out of Level 3 during the nine months ended September 30, 2015, primarily related to other investments for which market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2015 and December 31, 2014, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$607,100	$607,100	$689,782	$689,782
Cash segregated for regulatory purposes	321	321	49,646	49,646
Securities purchased under agreements to resell	88,467	88,467	55,078	55,078
Financial instruments owned	812,976	812,976	786,855	786,855
Available-for-sale securities	659,832	659,832	1,513,478	1,513,478
Held-to-maturity securities	1,095,793	1,132,501	1,177,565	1,211,976
Loans held for sale	179,588	179,588	121,939	121,939
Bank loans	2,409,399	2,427,355	2,065,420	2,086,864
Investments	160,240	160,240	210,255	210,255
Financial liabilities:
Securities sold under agreements to repurchase	$106,937	$106,937	$39,180	$39,180
Bank deposits	4,116,811	4,070,949	4,790,081	4,246,214
Financial instruments sold, but not yet purchased	512,323	512,323	587,265	587,265
Derivative contracts [1]	4,652	4,652	5,641	5,641
Borrowings	398,338	398,338	—	—
Senior notes	450,000	454,282	625,000	638,690
Debentures to Stifel Financial Capital Trusts	82,500	73,875	82,500	76,714

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$516,518	$516,518	$—	$—
Cash segregated for regulatory purposes	321	321	—	—
Securities purchased under agreements to resell	88,467	88,467	—	—
Held-to-maturity securities	1,132,501	—	891,975	240,526
Loans held for sale	179,588	—	179,588	—
Bank loans	2,427,355	—	2,427,355	—
Financial liabilities:
Securities sold under agreements to repurchase	$106,937	$19,476	$—	$87,461
Bank deposits	4,070,949	—	4,070,949	—
Borrowings	398,338	—	398,338	—
Senior notes	454,282	454,282	—	—
Debentures to Stifel Financial Capital Trusts	73,875	—	—	73,875

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$566,907	$566,907	$—	$—
Cash segregated for regulatory purposes	49,646	49,646	—	—
Securities purchased under agreements to resell	55,078	44,996	10,082	—
Held-to-maturity securities	1,211,976	—	969,913	242,063
Loans held for sale	121,939	—	121,939	—
Bank loans	2,086,864	—	2,086,864	—
Financial liabilities:
Securities sold under agreements to repurchase	$39,180	$39,180	$—	$—
Bank deposits	4,246,214	—	4,246,214	—
Borrowings	—	—	—	—
Senior notes	638,690	638,690	—	—
Debentures to Stifel Financial Capital Trusts	76,714	—	—	76,714

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2015 and December 31, 2014.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2015 and December 31, 2014 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2015 and December 31, 2014 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of interest-bearing deposits, including certificates of deposits, demand deposits, savings, and checking accounts, was calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

Borrowings

The carrying amount of borrowings approximates fair value due to the relative short-term nature of such borrowings, some of which are day-to-day. The portion of borrowings which are not “day-to-day” are primarily comprised of Stifel Bank’s borrowings from the FHLB which, by their nature, reflect terms that approximate current market rates for similar borrowings.

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

NOTE 7 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Financial instruments owned:
U.S. government securities	$15,750	$58,992
U.S. government agency securities	124,292	101,439
Mortgage-backed securities:
Agency	202,480	159,057
Non-agency	18,704	13,366
Corporate securities:
Fixed income securities	251,416	245,909
Equity securities	25,641	77,548
State and municipal securities	174,693	130,544
	$812,976	$786,855
Financial instruments sold, but not yet purchased:
U.S. government securities	$217,648	$146,592
U.S. government agency securities	—	10,029
Mortgage-backed securities:
Agency	38,927	28,067
Non-agency	—	4,556
Corporate securities:
Fixed income securities	234,429	293,008
Equity securities	21,089	105,013
State and municipal securities	230	—
	$512,323	$587,265

At September 30, 2015 and December 31, 2014, financial instruments owned in the amount of $586.1 million and $425.1 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,703	$7	$(2)	$1,708
State and municipal securities	76,095	10	(1,926)	74,179
Mortgage-backed securities:
Agency	27,415	294	(289)	27,420
Commercial	17,775	212	(4)	17,983
Non-agency	2,829	2	(46)	2,785
Corporate fixed income securities	88,270	1,050	(595)	88,725
Asset-backed securities	449,685	1,342	(3,995)	447,032
	$663,772	$2,917	$(6,857)	$659,832
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$802,549	$34,457	$(27)	$836,979
Commercial	59,506	3,161	—	62,667
Non-agency	953	—	(13)	940
Asset-backed securities	177,617	2,429	(2,913)	177,133
Corporate fixed income securities	55,168	—	(385)	54,783
	$1,095,793	$40,047	$(3,338)	$1,132,502

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074
	$1,520,517	$7,133	$(14,172)	$1,513,478
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017
	$1,177,565	$38,338	$(3,927)	$1,211,976

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
[2]

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and nine months ended September 30, 2015 we received proceeds of $89.0 million and $641.6 million, respectively, from the sale of available-for-sale securities, which resulted in net realized gains of $0.1 million and $3.2 million, respectively.

During the three months ended September 30, 2015 and 2014, unrealized losses, net of deferred tax benefit, of $0.6 million and $3.9 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the nine months ended September 30, 2015 and 2014, unrealized gains, net of deferred taxes, of $5.3 million and $1.7 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$9,756	$9,816	$15,006	$15,004
After one year through three years	48,743	49,321	40,162	39,779
After three years through five years	1,006	1,220	—	—
After five years through ten years	158,380	156,642	—	—
After ten years	397,868	394,644	177,617	177,133
Mortgage-backed securities
After one year through three years	80	81	—	—
After five years through ten years	653	677	59,506	62,667
After ten years	47,286	47,431	803,502	837,919
	$663,772	$659,832	$1,095,793	$1,132,502

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2015, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale:[1]
U.S. government agency securities	$730	$978	$—	$—	$1,708
State and municipal securities	—	—	7,394	66,785	74,179
Mortgage-backed securities:
Agency	—	—	677	26,744	27,421
Commercial	—	—	—	17,983	17,983
Non-agency	—	81	—	2,704	2,785
Corporate fixed income securities	9,086	49,563	30,075	—	88,724
Asset-backed securities	—	-	119,173	327,859	447,032
	$9,816	$50,622	$157,319	$442,075	$659,832
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$—	$802,549	$802,549
Commercial	—	—	59,506	—	59,506
Non-agency	—	—	—	953	953
Asset-backed securities	—	—	—	177,617	177,617
Corporate fixed income securities	15,006	40,162	—	—	55,168
	$15,006	$40,162	$59,506	$981,119	$1,095,793

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2015 and December 31, 2014, securities and loans of $908.2 million and $1.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2015, securities of $388.5 million were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(2)	$131	$—	$—	$(2)	$131
State and municipal securities	(519)	36,731	(1,408)	35,773	(1,927)	72,504
Mortgage-backed securities:
Agency	—	—	(289)	8,794	(289)	8,794
Commercial	(4)	3,474	—	—	(4)	3,474
Non-agency	(46)	2,608	—	—	(46)	2,608
Corporate fixed income securities	(595)	25,102	—	—	(595)	25,102
Asset-backed securities	(1,073)	137,510	(2,921)	137,224	(3,994)	274,734
	$(2,239)	$205,556	$(4,618)	$181,791	$(6,857)	$387,347
Held-to-maturity securities
Mortgage-backed securities:
Agency	$—	$—	$(27)	$2,309	$(27)	$2,309
Non-agency	—	—	(13)	940	(13)	940
Asset-backed securities	(73)	9,122	(2,578)	64,675	(2,651)	73,797
Corporate fixed income securities	—	—	(385)	49,783	(385)	49,783
	$(73)	$9,122	$(3,003)	$117,707	$(3,076)	$126,829

At September 30, 2015, the amortized cost of 48 securities classified as available for sale exceeded their fair value by $6.9 million, of which $4.6 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2015, was $387.3 million, which was 58.7% of our available-for-sale portfolio.

At September 30, 2015, the carrying value of 21 securities held to maturity exceeded their fair value by $3.1million, of which $3.0 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and nine months ended September 30, 2015 and 2014.

We believe the gross unrealized losses related to all other securities of $9.9 million as of September 30, 2015, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. No OTTI charge was recorded during the three and nine months ended September 30, 2015 related to these securities. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2015 and December 31, 2014 (in thousands, except percentages):

	September 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
Commercial and industrial	$1,121,643	45.9%	$896,853	42.4%
Consumer [1]	1,026,197	42.0	758,288	35.8
Residential real estate	260,958	10.7	432,646	20.4
Commercial real estate	19,811	0.8	15,902	0.8
Home equity lines of credit	11,260	0.5	12,945	0.6
Construction and land	2,474	0.1
Gross bank loans	2,442,343	100.0%	2,116,634	100.0%
Unamortized loan discount	(994)		(30,533)
Unamortized loan fees, net of loan fees	(1,841)		(1,631)
Loans in process	(2,402)		1,681
Allowance for loan losses	(27,707)		(20,731)
Bank loans, net	$2,409,399		$2,065,420

[1]	Includes securities-based loans of $ 1.0 billion and $732.8 million at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $1.9 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $9.6 million and $5.3 million, respectively.

At September 30, 2015 and December 31, 2014, we had mortgage loans held for sale of $179.6 million and $121.9 million, respectively. For the three months ended September 30, 2015 and 2014, we recognized gains of $3.3 million and $2.2 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2015 and 2014, we recognized gains of $9.4 million and $5.8 million, respectively, from the sale of originated loans, net of fees and costs.

During the three months ended September 30, 2015, the Bank reclassified $227.6 million of residential mortgages to held for sale. In September 2015, Stifel Bank sold $184.4 million in unpaid principal balance. As these loans carried a significant portion on the unamortized loan discount at the time of sale, we recognized a $14.7 million gain which is reflected in other income on the consolidated statements of operations. At September 30, 2015, $33.9 million remains in held for sale.

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 (in thousands).

	Three Months Ended September 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$19,297	$3,117	$—	$—	$22,414
Consumer	1,568	39	—	6	1,613
Residential real estate	904	197	(27)	48	1,122
Commercial real estate	286	(36)	—	14	264
Home equity lines of credit	265	(20)	—	8	253
Construction & Land	—	47	—	—	47
Qualitative	1,603	391	—	—	1,994
	$23,923	$3,735	$(27)	$76	$27,707

	Nine Months Ended September 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$5,805	$—	$—	$22,414
Consumer	1,255	352	—	6	1,613
Residential real estate	787	425	(142)	52	1,122
Commercial real estate	232	(24)	—	56	264
Home equity lines of credit	267	(22)	—	8	253
Construction & Land	—	47	—	—	47
Qualitative	1,581	413	—	—	1,994
	$20,731	$6,996	$(142)	$122	$27,707

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2015 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$22,414	$22,414	$—	$1,121,643	$1,121,643
Consumer	21	1,592	1,613	21	1,026,176	1,026,197
Residential real estate	24	1,098	1,122	945	260,013	260,958
Commercial real estate	—	264	264	—	19,811	19,811
Home equity lines of credit	149	104	253	323	10,937	11,260
Construction & Land	—	47	47	—	2,474	2,474
Qualitative	—	1,994	1,994	—	—	—
	$194	$27,513	$27,707	$1,289	$2,441,054	$2,442,343

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 (in thousands).

	Three Months Ended September 30, 2014
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$13,557	$2,346	$—	$—	$15,903
Consumer	937	64	—	—	1,001
Residential real estate	713	(41)	—	2	674
Commercial real estate	210	10	—	19	239
Home equity lines of credit	131	143	—	—	274
Construction & Land	—	—	—	—	—
Qualitative	1,555	(650)	—	—	905
	$17,103	$1,872	$—	$21	$18,996

	Nine Months Ended September 30, 2014
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$9,832	$6,539	$(468)	$—	$15,903
Consumer	892	113	(4)	—	1,001
Residential real estate	408	261	—	5	674
Commercial real estate	198	(5)	—	46	239
Home equity lines of credit	174	100	—	—	274
Construction and land	12	(12)	—	—	—
Qualitative	1,152	(247)	—	—	905
	$12,668	$6,749	$(472)	$51	$18,996

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$15,903	$15,903	$—	$833,988	$833,988
Consumer	—	1,001	1,001	—	638,810	638,810
Residential real estate	87	587	674	378	418,428	418,806
Commercial real estate	30	209	239	235	15,736	15,971
Home equity lines of credit	149	125	274	323	13,453	13,776
Construction and land	—	—	—	—	—	—
Qualitative	—	905	905	—	—	—
	$266	$18,730	$18,996	$936	$1,920,415	$1,921,351

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$16,609	$16,609	$—	$896,853	$896,853
Consumer	13	1,242	1,255	13	758,275	758,288
Residential real estate	87	700	787	378	432,268	432,646
Commercial real estate	23	209	232	228	15,674	15,902
Home equity lines of credit	149	118	267	323	12,622	12,945
Construction and land	—	—	—	—	—	—
Qualitative	—	1,581	1,581	—	—	—
	$272	$20,459	$20,731	$942	$2,115,692	2,116,634

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At September 30, 2015, we had $0.6 million of non-accrual loans, net of discounts, which included $0.2 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. At December 31, 2014, we had $4.9 million of non-accrual loans, net of discounts, which included $1.0 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2015 and 2014, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2015 and December 31, 2014, included the average recorded investment balance (in thousands):

	September 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	23	—	21	21	2	24
Residential real estate	378	145	206	351	24	381
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	323	—	323	323	148	323
Construction and land	—	—	—	—	—	—
Total	$724	$145	$550	$695	$174	$728

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	13	—	13	13	13	15
Residential real estate	5,006	3,944	377	4,321	87	4,646
Commercial real estate	228	—	228	228	23	235
Home equity lines of credit	323	—	323	323	149	323
Construction and land	—	—	—	—	—	—
Total	$5,570	$3,944	$941	$4,885	$272	$5,219

The following table presents the aging of the recorded investment in past due loans at September 30, 2015 and December 31, 2014 by portfolio segment (in thousands):

	As of September 30, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,121,643	$1,121,643
Consumer	9	12	21	1,026,176	1,026,197
Residential real estate	2,103	23	2,126	258,832	260,958
Commercial real estate	—	—	—	19,811	19,811
Home equity lines of credit	—	—	—	11,260	11,260
Construction and land	—	—	—	2,474	2,474
Total	$2,112	$35	$2,147	$2,440,196	$2,442,343

	As of September 30, 2015 *
	Non-accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	21	—	21
Residential real estate	23	328	351
Commercial real estate	—	—	—
Home equity lines of credit	323	—	323
Construction and land	—	—	—
Total	$367	$328	$695

*	There were no loans past due 90 days and still accruing interest at September 30, 2015.

	As of December 31, 2014
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$896,853	$896,853
Consumer	28	14	42	758,246	758,288
Residential real estate	6,603	4,834	11,437	421,209	432,646
Commercial real estate	—	—	—	15,902	15,902
Home equity lines of credit	—	—	—	12,945	12,945
Construction and land	—	—	—	—	—
Total	$6,631	$4,848	$11,479	$2,105,155	$2,116,634

	As of December 31, 2014*
	Non-accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	13	—	13
Residential real estate	4,321	504	4,825
Commercial real estate	228	—	228
Home equity lines of credit	323	—	323
Construction and land	—	—	—
Total	$4,885	$504	$5,389

*	There were no loans past due 90 days and still accruing interest at December 31, 2014.

Credit quality indicators

As of September 30, 2015, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2015 and December 31, 2014, 96.4 % and 95.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,108,067	$12,052	$1,524	$—	$1,121,643
Consumer	1,026,176	—	21	—	1,026,197
Residential real estate	260,935	—	23	—	260,958
Commercial real estate	19,811	—	—	—	19,811
Home equity lines of credit	11,260	—	—	—	11,260
Construction and land	2,474	—	—	—	2,474
Total	$2,428,723	$12,052	$1,568	$—	$2,442,343

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$896,853	$—	$—	$—	$896,853
Consumer	758,246	28	14	—	758,288
Residential real estate	421,209	6,603	4,834	—	432,646
Commercial real estate	15,902	—	—	—	15,902
Home equity lines of credit	12,945	—	—	—	12,945
Construction and land	—	—	—	—	—
Total	$2,105,155	$6,631	$4,848	$—	$2,116,634

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Furniture and equipment	$238,315	$194,521
Building and leasehold improvements	155,528	124,390
Property on operating leases	21,164	—
	415,007	318,911
Less accumulated depreciation and amortization	(231,987)	(194,665)
	$183,020	$124,246

For the three months ended September 30, 2015 and 2014, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $12.5 million and $7.4 million, respectively. For the nine months ended September 30, 2015 and 2014, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $27.4 million and $21.7 million, respectively.

NOTE 11 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2015, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2014	Net Additions	Impairment Losses	September 30, 2015
Goodwill
Global Wealth Management	$177,171	$83,971	$—	$261,142
Institutional Group	617,855	5,796	—	623,651
	$795,026	$89,767	$—	$884,793

	December 31, 2014	Net Additions	Amortization	September 30, 2015
Intangible assets
Global Wealth Management	$23,503	$9,868	$(3,244)	$30,127
Institutional Group	31,060	—	(2,708)	28,352
	$54,563	$9,868	$(5,952)	$58,479

The additions to goodwill and intangible assets during the nine months ended September 30, 2015, are primarily attributable to the acquisition of Sterne Agee, which closed on June 5, 2015, and Merchant Capital, which closed on December 31, 2014. The allocation of the purchase price for these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$71,649	$33,624	$63,661	$29,636
Trade name	23,303	6,426	21,423	5,322
Investment banking backlog	7,388	7,388	7,388	7,388
Core deposits	5,447	5,237	5,447	4,657
Non-compete agreements	1,484	235	1,484	120
	$109,271	$52,910	$99,403	$47,123

Amortization expense related to intangible assets was $1.9 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to intangible assets was $6.0 million and $9.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2015, are: customer relationships, 7.2 years; core deposits, .3 years; trade name, 11.1 years; and non-compete agreements, 2.5 years. As of September 30, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2015	$1,974
2016	6,639
2017	6,066
2018	5,578
2019	5,372
Thereafter	30,732
$56,361

NOTE 12 – Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed bank line financing on an unsecured basis, advances from the Federal Home Loan Bank, term loans, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition.

The following table details the components of borrowings (in thousands):

	September 30, 2015	December 31, 2014
Borrowings on secured lines of credit	$238,600	$—
Federal Home Loan Bank advances	96,000	—
Term loans	63,738	—
	$398,338	$—

Our uncommitted secured lines of credit at September 30, 2015, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $465.6 million during the nine months ended September 30, 2015. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At September 30, 2015, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $624.0 million.

Our committed bank line financing at September 30, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At September 30, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances as of September 30, 2015 are floating-rate advances. The weighted average interest rates during the three months ended September 30, 2015 on these advances is 0.28%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of September 30, 2015, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”) with Regions Bank. The Term Loans mature on June 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as per annum rate equal to LIBOR, as defined. During the three months ended September 30, 2015, interest rates ranged from 1.68% to 1.72%.

NOTE 13 – Senior Notes

The following table summarizes our senior notes as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
6.70% senior notes, due 2022 [1]	$—	$175,000
5.375% senior notes, due 2022 [2]	150,000	150,000
4.250% senior notes, due 2024 [3]	300,000	300,000
	$450,000	$625,000

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
$450,000

NOTE 14 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Money market and savings accounts	$4,021,029	$4,600,757
Demand deposits (interest-bearing)	58,399	101,652
Certificates of deposit	24,198	77,197
Demand deposits (non-interest-bearing)	13,185	10,475
	$4,116,811	$4,790,081

The weighted-average interest rate on deposits was 0.17% and 0.19% at September 30, 2015 and December 31, 2014, respectively.

Scheduled maturities of certificates of deposit at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Certificates of deposit, less than $100:
Within one year	$7,597	$26,769
One to three years	2,614	6,874
Three to five years	332	1,268
Over five years	—	—
	$10,543	$34,911
Certificates of deposit, $100 and greater:
Within one year	$11,139	$33,784
One to three years	1,733	7,520
Three to five years	783	723
Over five years	—	259
	13,655	42,286
	$24,198	$77,197

At September 30, 2015 and December 31, 2014, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $4.1 billion and $4.7 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.3 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$186,835	Other assets	$—	Accounts payable and accrued expenses	$(4,652)

	December 31, 2014
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$272,967	Other assets	$—	Accounts payable and accrued expenses	$(5,641)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three and nine months ended September 30, 2015, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $2.4 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,418)	Interest expense	$853	None	$—

	Three Months Ended September 30, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$340	Interest expense	$1,461	None	$—

	Nine Months Ended September 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,816)	Interest expense	$3,060	None	$—

	Nine Months Ended September 30, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,318)	Interest expense	$4,728	None	$—

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

As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.7 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $12.7 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2015, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 16 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Debenture to Stifel Financial Capital Trust II [1]	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III [2]	35,000	35,000
Debenture to Stifel Financial Capital Trust IV [3]	12,500	12,500
	$82,500	$82,500

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

NOTE 17 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2015 and December 31, 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
As of September 30, 2015:
Securities borrowing [1]	$333,348	$—	$333,348	$—	$(323,125)	$10,223
Reverse repurchase agreements [2]	88,467	—	88,467	—	(88,467)	—
	$421,815	$—	$421,815	$—	$(411,592)	$10,223
As of December 31, 2014:
Securities borrowing [1]	$445,542	$—	$445,542	$—	$(431,301)	$14,241
Reverse repurchase agreements [2]	55,078	—	55,078	—	(54,955)	123
	$500,620	$—	$500,620	$—	$(486,256)	$14,364

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

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2015 and December 31, 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged	Net Amount
As of September 30, 2015:
Securities lending [3]	$(47,495)	$—	$(47,495)	$—	$44,765	$(2,730)
Repurchase agreements [4]	(106,937)	—	(106,937)	—	106,937	—
Cash flow interest rate contracts	(4,652)	—	(4,652)	—	4,652	—
	$(159,084)	$—	$(159,084)	$—	$156,354	$(2,730)
As of December 31, 2014:
Securities lending [3]	$(4,215)	$—	$(4,215)	$—	$3,892	$(323)
Repurchase agreements [4]	(39,180)	—	(39,180)	—	39,089	(91)
Cash flow interest rate contracts	(5,641)	—	(5,641)	—	5,641	—
	$(49,036)	$—	$(49,036)	$—	$48,622	$(414)

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

NOTE 18 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2015, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $57.1 million to satisfy the minimum margin deposit requirement at September 30, 2015.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $57.0 million in cash to satisfy the minimum margin deposit requirement at September 30, 2015.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $26.7 million of commitments outstanding at September 30, 2015, of which $15.3 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2015 and December 31, 2014, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

We have previously disclosed the civil lawsuit filed against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action has been set for trial commencing on April 11, 2016 and we believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

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

At September 30, 2015, Stifel had net capital of $333.4 million, which was 50.6% of aggregate debit items and $320.2 million in excess of its minimum required net capital. At September 30, 2015, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2015, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Effective January 1, 2015, our company and Stifel Bank became subject to Basel III. Under the Basel III rules, the quantity and quality of regulatory capital increases, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both our company and Stifel Bank. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018.

Our company and Stifel Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. Our company and Stifel Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. At current capital levels, our company and Stifel Bank are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.

To be categorized as “well capitalized,” our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below (in thousands, except ratios).

Stifel Financial Corp. – Federal Reserve Capital Amounts
September 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,431,187	29.4%	$219,095	4.5%	$316,471	6.5%
Tier 1 capital	1,431,187	29.4	292,127	6.0	389,502	8.0
Total capital	1,459,683	30.0	389,502	8.0	486,878	10.0
Tier 1 leverage	1,431,187	16.4	348,017	4.0	435,022	5.0

Stifel Bank – Federal Reserve Capital Amounts
September 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$368,273	14.8%	112,148	4.5%	161,992	6.5%
Tier 1 capital	368,273	14.8	149,531	6.0	199,375	8.0
Total capital	395,980	15.9	199,375	8.0	249,218	10.0
Tier 1 leverage	368,273	7.6	193,442	4.0	241,802	5.0

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Investment securities	$10,641	$16,976	$38,674	$54,500
Bank loans, net of unearned income	20,705	23,475	60,460	52,377
Margin balances	6,183	4,873	15,668	14,382
Other	5,847	6,772	15,162	19,776
	$43,376	$52,096	$129,964	$141,035
Interest expense:
Senior notes	$5,408	$7,831	$19,364	$18,158
Bank deposits	1,783	1,743	5,945	5,438
Other	2,605	1,654	7,605	5,105
	$9,796	$11,228	$32,914	$28,701

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 2.1 million shares at September 30, 2015.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $29.6 million and $30.7 million for the three months ended September 30, 2015 and 2014, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $3.8 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $107.6 million and $79.2 million for the nine months ended September 30, 2015 and 2014, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $17.0 million and $18.2 million for the nine months ended September 30, 2015 and 2014, respectively.

On June 5, 2015, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2015.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and nine months ended September 30, 2015, no options were granted.

At September 30, 2015, all outstanding options were exercisable. Cash proceeds from the exercise of stock options, including the tax benefits realized from the exercise of stock options, were immaterial for the three and nine months ended September 30, 2015 and 2014.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to eight years and are distributable, if vested, at future specified dates. At September 30, 2015, the total number of stock units outstanding was 18.3 million, of which 13.2 million were unvested.

At September 30, 2015, there was unrecognized compensation cost for stock units of $315.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Additionally, the Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 4% of their gross commissions. They have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $14.8 million  and $18.1 million at September 30, 2015 and December 31, 2014, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2015 and December 31, 2014, the deferred compensation liability related to the mutual fund option of $11.9 million and $15.7 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2015 and December 31, 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion and $1.2 billion, respectively, and the fair value of the collateral that had been sold or repledged was $106.9 million and $39.2 million, respectively.

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

At September 30, 2015 and December 31, 2014, Stifel Bank had outstanding commitments to originate loans aggregating $178.0 million and $122.8 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2015, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2015 and December 31, 2014, Stifel Bank had outstanding letters of credit totaling $10.2 million and $10.4 million, respectively. A majority of the standby letters of credit commitments at September 30, 2015, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2015 and December 31, 2014, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $476.0 million and $368.7 million, respectively.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues: (1)
Global Wealth Management	$357,306	$317,241	$1,030,097	$921,671
Institutional Group	232,125	215,160	729,269	720,849
Other	2,144	(8,946)	(9,058)	(12,172)
	$591,575	$523,455	$1,750,308	$1,630,348
Income/(loss) before income taxes:
Global Wealth Management	$97,227	$94,026	$290,049	$262,800
Institutional Group	25,853	29,500	100,124	117,812
Other	(100,732)	(57,760)	(259,688)	(159,195)
	$22,348	$65,766	$130,485	$221,417

[1]	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2015 or 2014.

The following table presents our company’s total assets on a segment basis at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Global Wealth Management	$5,719,140	$5,816,284
Institutional Group	3,418,526	3,476,592
Other	221,513	225,275
	$9,359,179	$9,518,151

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2015 and 2014, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$567,153	$491,860	$1,654,500	$1,532,196
United Kingdom	22,174	29,073	88,022	89,665
Other European	2,248	2,522	7,786	8,487
	$591,575	$523,455	$1,750,308	$1,630,348

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$17,179	$40,093	$81,164	$133,643
Loss from discontinued operations, net of tax	—	(190)	—	(2,757)
Net income	$17,179	$39,903	$81,164	$130,886
Shares for basic and diluted calculation:
Average shares used in basic computation	69,633	66,691	68,675	66,344
Dilutive effect of stock options and units (1)	10,126	9,990	9,651	9,667
Average shares used in diluted computation	79,759	76,681	78,326	76,011
Earnings per basic common share:
Income from continuing operations	$0.25	$0.60	$1.18	$2.01
Loss from discontinued operations	—	—	—	(0.04)
Earnings per basic common share	$0.25	$0.60	$1.18	$1.97
Earnings per diluted common share:
Income from continuing operations	$0.22	$0.52	$1.04	$1.76
Loss from discontinued operations	—	—	—	(0.04)
Earnings per basic common share	$0.22	$0.52	$1.04	$1.72

[1]

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and nine months ended September 30, 2015 and 2014, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 26 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2015, the maximum number of shares that may yet be purchased under this plan was 2.1 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three and nine months ended September 30, 2015, we repurchased $65.9 million, or 1.5 million shares, using existing Board authorizations at an average price of $45.17 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

On June 5, 2015, we issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc. See Note 3 in the notes to consolidated financial statements for additional information regarding the acquisition.

NOTE 27 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $278.5 million at September 30, 2015. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2015 and 2014. In addition, our direct investment interest in these entities is insignificant at September 30, 2015 and December 31, 2014.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $271.5 million at September 30, 2015. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at September 30, 2015. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2015 and 2014.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at September 30, 2015, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2015. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2015. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 28 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we identified the following non-recognized subsequent event:

Share Repurchase

We have an ongoing authorization, as amended, from the Board to repurchase our common stock in the open market or in negotiated transactions. On November 3, 2015, the Board authorized the repurchase of an additional 5.0 million shares. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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

Executive Summary

We operate as a financial services and bank holding company. We have built a diversified business serving private clients, institutional investors, and investment banking clients located across the United States and in Europe. Our principal activities are: (i) private client services, including securities transaction and financial planning services; (ii) institutional equity and fixed income sales, trading and research, and municipal finance; (iii) investment banking services, including mergers and acquisitions, public offerings, and private placements; and (iv) retail and commercial banking, including personal and commercial lending programs. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom and Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

Upon the close of the acquisition, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the nine months ended September 30, 2015. In addition, we have paid $33.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

On June 8, 2015, we entered into a definitive purchase agreement to acquire Barclays’ Wealth and Investment Management, Americas franchise in the U.S. The transaction is expected to close in the fourth quarter of 2015.

Results for the three and nine months ended September 30, 2015

For the three months ended September 30, 2015, net revenues from continuing operations increased 13.0% to $591.6 million compared to $523.5 million during the comparable period in 2014. Net income, including continuing and discontinued operations, decreased 56.9% to $17.2 million, or $0.22 per diluted common share for the three months ended September 30, 2015, compared to $39.9 million, or $0.52 per diluted common share during the comparable period in 2014. Net income from continuing operations decreased 57.2% to $17.2 million, or $0.22 per diluted common share for the three months ended September 30, 2015 compared to $40.1 million, or $0.52 per diluted common share during the comparable period in 2014.

For the nine months ended September 30, 2015, net revenues from continued operations increased 7.4% to $1,750.3 million compared to $1,630.3 million during the comparable period in 2014. Net income, including continuing and discontinued operations, decreased 38.0% to $81.2 million, or $1.04 per diluted common share for the nine months ended September 30, 2015, compared to $130.9 million, or $1.72 per diluted common share during the comparable period in 2014. Net income from continuing operations decreased 39.3% to $81.2 million, or $1.04 per diluted common share for the nine months ended September 30, 2015 compared to $133.6 million, or $1.76 per diluted common share during the comparable period in 2014.

Our revenue growth for the three months ended September 30, 2015 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher commission revenues; and an increase in other revenues, offset by lower net interest income.

Our revenue growth for the nine months ended September 30, 2015 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher commission revenues; an increase in other revenues; and a growth in investment banking revenues, offset by a decline in principal transaction revenues and lower net interest income.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2015, the key indicators of the markets’ performance, the Dow Jones Industrial Average and S&P 500 closed (4.4%) and (2.6%) lower than their September 30, 2014 closing prices, respectively and the NASDAQ closed 2.8% higher than their September 30, 2014 closing price.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$194,083	$167,601	15.8	32.8%	32.0%
Principal transactions	95,593	94,828	0.8	16.2	18.1
Investment banking	118,753	118,717	*	20.1	22.7
Asset management and service fees	130,636	96,638	35.2	22.1	18.5
Interest	43,376	52,096	(16.7)	7.3	9.9
Other income	18,930	4,803	294.1	3.2	0.9
Total revenues	601,371	534,683	12.5	101.7	102.1
Interest expense	9,796	11,228	(12.8)	1.7	2.1
Net revenues	591,575	523,455	13.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	404,205	331,440	22.0	68.3	63.3
Occupancy and equipment rental	53,282	41,611	28.0	9.0	8.0
Communication and office supplies	35,678	27,464	29.9	6.0	5.2
Commissions and floor brokerage	12,430	9,971	24.7	2.1	2.0
Other operating expenses	63,632	47,203	34.8	10.8	9.0
Total non-interest expenses	569,227	457,689	24.4	96.2	87.5
Income before income taxes	22,348	65,766	(66.0)	3.8	12.6
Provision for income taxes	5,169	25,673	(79.9)	0.9	4.9
Income from continuing operations	17,179	40,093	(57.2)	2.9	7.7
Discontinued operations:
Loss from discontinued operations, net of tax	—	(190)	—	—	—
Net Income	$17,179	$39,903	(56.9)	2.9%	7.7%

*Percentage not meaningful.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$562,249	$510,070	10.2	32.1%	31.3%
Principal transactions	281,794	318,312	(11.5)	16.1	19.5
Investment banking	400,302	390,848	2.4	22.9	24.0
Asset management and service fees	364,442	280,039	30.1	20.8	17.2
Interest	129,964	141,035	(7.8)	7.4	8.7
Other income	44,471	18,745	137.2	2.6	1.1
Total revenues	1,783,222	1,659,049	7.5	101.9	101.8
Interest expense	32,914	28,701	14.7	1.9	1.8
Net revenues	1,750,308	1,630,348	7.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,169,896	1,033,478	13.2	66.8	63.4
Occupancy and equipment rental	145,798	125,110	16.5	8.3	7.7
Communication and office supplies	96,026	78,151	22.9	5.5	4.8
Commissions and floor brokerage	31,623	28,247	12.0	1.8	1.7
Other operating expenses	176,480	143,945	22.6	10.1	8.8
Total non-interest expenses	1,619,823	1,408,931	15.0	92.5	86.4
Income before income taxes	130,485	221,417	(41.1)	7.5	13.6
Provision for income taxes	49,321	87,774	(43.8)	2.8	5.4
Income from continuing operations	81,164	133,643	(39.3)	4.7	8.2
Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,757)	—	—	(0.2)
Net Income	$81,164	$130,886	(38.0)	4.7%	8.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Net revenues:
Commissions	$194,083	$167,601	15.8	$562,249	$510,070	10.2
Principal transactions	95,593	94,828	0.8	281,794	318,312	(11.5)
Investment banking:
Capital raising	68,997	67,778	1.8	237,465	220,780	7.6
Advisory fees	49,756	50,939	(2.3)	162,837	170,068	(4.3)
	118,753	118,717	*	400,302	390,848	2.4
Asset management and service fees	130,636	96,638	35.2	364,442	280,039	30.1
Net interest	33,580	40,868	(17.8)	97,050	112,334	(13.6)
Other income	18,930	4,803	294.1	44,471	18,745	137.2
Total net revenues	$591,575	$523,455	13.0	$1,750,308	$1,630,348	7.4

*Percentage not meaningful.

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

For the three months ended September 30, 2015, commission revenues increased 15.8% to $194.1 million from $167.6 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions from the comparable period in 2014.

For the nine months ended September 30, 2015, commission revenues increased 10.2% to $562.2 million from $510.1 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions from the comparable period in 2014.

Principal transactions – For the three months ended September 30, 2015, principal transactions revenues increased 0.8% to $95.6 million from $94.8 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income institutional brokerage revenues as a result of lower trading volumes.

For the nine months ended September 30, 2015, principal transactions revenues decreased 11.5% to $281.8 million from $318.3 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income institutional brokerage revenues as a result of lower trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2015, investment banking revenues remained consistent with the comparable period in 2014 at $118.8 million.

Capital raising revenues increased 1.8% to $69.0 million for the three months ended September 30, 2015 from $67.8 million in the comparable period in 2014. For the three months ended September 30, 2015, fixed income capital raising revenues increased 101.7% to $32.4 million from $16.1 million in the comparable period in 2014. During the third quarter of 2015, equity capital raising revenues decreased 29.2% to $36.6 million from $51.7 million in the comparable period in 2014.

For the nine months ended September 30, 2015, investment banking revenues increased 2.4%, to $400.3 million from $390.8 million in the comparable period in 2014.

Capital raising revenues increased 7.6% to $237.5 million for the nine months ended September 30, 2015 from $220.8 million in the comparable period in 2014. For the nine months ended September 30, 2015, fixed income capital raising revenues increased 97.8% to $100.5 million from $50.8 million in the comparable period in 2014. During the nine months ended September 30, 2015, equity capital raising revenues decreased 19.4% to $137.0 million from $170.0 million in the comparable period in 2014.

Advisory fee revenues decreased 2.3% to $49.8 million for the three months ended September 30, 2015 from $50.9 million in the comparable period in 2014. Advisory fee revenues decreased 4.3% to $162.8 million for the nine months ended September 30, 2015 from $170.1 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable period in 2014.

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

For the three months ended September 30, 2015, asset management and service fee revenues increased 35.2% to $130.6 million from $96.6 million in the comparable period in 2014. For the nine months ended September 30, 2015, asset management and service fee revenues increased 30.1% to $364.4 million from $280.0 million in the comparable period in 2014. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended September 30, 2015, other income increased 294.1% to $18.9 million from $4.8 million during the comparable period in 2014. For the nine months ended September 30, 2015, other income increased 137.2% to $44.5 million from $18.7 million during the comparable period in 2014. Other income primarily includes gain on the sale of a portion of the Acacia loan portfolio and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$678,157	$6,183	3.65%	$483,425	$4,873	4.03%
Interest-earning assets (Stifel Bank)	4,754,951	31,590	2.66%	5,023,574	40,611	3.24%
Financial instruments owned	878,895	5,120	2.33%	991,868	5,817	2.35%
Other		483			795
Total interest revenue		$43,376			$52,096
Interest-bearing liabilities:
Short-term borrowings	$155,568	$451	1.16%	$29,176	$321	1.10%
Interest-bearing liabilities (Stifel Bank)	4,362,543	1,783	0.16%	4,688,383	1,743	0.15%
Senior notes (Stifel Financial)	450,000	5,408	4.81%	566,304	7,831	5.53%
Stifel Capital Trusts	82,500	436	2.11%	82,500	425	2.06%
Other		1,718			908
Total interest expense		9,796			11,228
Net interest income		$33,580			$40,868

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$672,511	$15,668	3.11%	$483,895	$14,382	3.96%
Interest-earning assets (Stifel Bank)	5,019,080	99,797	2.65%	4,944,799	107,291	2.90%
Financial instruments owned	799,826	13,512	2.25%	876,674	16,456	2.50%
Other		987			2,906
Total interest revenue		$129,964			$141,035
Interest-bearing liabilities:
Short-term borrowings	$115,822	$740	1.20%	$126,130	$1,413	1.12%
Interest-bearing liabilities (Stifel Bank)	4,614,064	5,945	0.17%	4,579,257	5,438	0.16%
Senior notes (Stifel Financial)	477,222	19,364	5.41%	404,836	18,158	5.98%
Stifel Capital Trusts	82,500	1,286	2.08%	82,500	1,268	2.05%
Other		5,579			2,424
Total interest expense		32,914			28,701
Net interest income		$97,050			$112,334

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2015, net interest income decreased to $33.6 million from $40.9 million during the comparable period in 2014. For the nine months ended September 30, 2015, net interest income decreased to $97.1 million from $112.3 million during the comparable period in 2014.

For the three months ended September 30, 2015, interest revenue decreased 16.7% to $43.4 million from $52.1 million in the comparable period in 2014, principally as a result of a decrease in interest revenue generated from the interest-earning assets of Stifel Bank and a decrease in other interest income and higher margin interest. The average interest-earning assets of Stifel Bank decreased to $4.8 billion during the three months ended September 30, 2015 compared to $5.0 billion during the comparable period in 2014 at average interest rates of 2.66% and 3.24%, respectively.

For the nine months ended September 30, 2015, interest revenue decreased 7.8% to $130.0 million from $141.0 million in the comparable period in 2014, principally as a result of decrease in interest revenue generated from the interest-earning assets of Stifel Bank and a decrease in other interest income and higher margin interest. The average interest-earning assets of Stifel Bank increased to $5.0 billion during the nine months ended September 30, 2015 compared to $4.9 billion during the comparable period in 2014 at average interest rates of 2.65% and 2.90%, respectively.

For the three months ended September 30, 2015, interest expense decreased 12.8% to $9.8 million from $11.2 million during the comparable period in 2014. The decrease is primarily attributable to the redemption of our $175.0 million 6.70% senior notes in January 2015, offset by interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes.

For the nine months ended September 30, 2015, interest expense increased 14.7% to $32.9 million from $28.7 million during the comparable period in 2014. The increase is primarily attributable to interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes, offset by the redemption of our $175.0 million 6.70% senior notes in January 2015.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Non-interest expenses:
Compensation and benefits	$404,205	$331,440	22.0	$1,169,896	$1,033,478	13.2
Occupancy and equipment rental	53,282	41,611	28.0	145,798	125,110	16.5
Communications and office supplies	35,678	27,464	29.9	96,026	78,151	22.9
Commissions and floor brokerage	12,430	9,971	24.7	31,623	28,247	12.0
Other operating expenses	63,632	47,203	34.8	176,480	143,945	22.6
Total non-interest expenses	$569,227	$457,689	24.4	$1,619,823	$1,408,931	15.0

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

For the three months ended September 30, 2015, compensation and benefits expense increased 22.0% to $404.2 million from $331.4 million during the comparable period in 2014. For the nine months ended September 30, 2015, compensation and benefits expense increased 13.2% to $1,169.9 million from $1,033.5 million during the comparable period in 2014. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 68.3% and 66.8% for the three and nine months ended September 30, 2015, respectively, compared to 63.3% and 63.4% for the three and nine months ended September 30, 2014, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $28.9 million (4.9% of net revenues) and $84.1 million (4.8% of net revenues) for the three and nine months ended September 30, 2015, respectively, compared to $27.1 million (5.2% of net revenues) and $77.4 million (4.8% of net revenues) for the comparable periods in 2014, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2015, occupancy and equipment rental expense increased 28.0% to $53.3 million from $41.6 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, occupancy and equipment rental expense increased 16.5% to $145.8 million from $125.1 million during the nine months ended September 30, 2014. The increase is primarily due to the increase in rent expense as a result of the growth of our office locations from the comparative period in 2014.  As of September 30, 2015, we have 391 locations compared to 368 at September 30, 2014.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2015, communications and office supplies expense increased 29.9% to $35.7 million from $27.5 million during the third quarter of 2014. For the nine months ended September 30, 2015, communications and office supplies expense increased 22.9% to $96.0 million from $78.2 million during the nine months ended September 30, 2014. The increase is primarily attributable to our continued expansion and the addition of revenue producers and support staff through acquisitions.

Commissions and floor brokerage – For the three months ended September 30, 2015, commissions and floor brokerage expense increased 24.7% to $12.4 million from $10.0 million during the comparable period in 2014. For the nine months ended September 30, 2015, commissions and floor brokerage expense increased 12.0% to $31.6 million from $28.2 million during the comparable period in 2014. The increase is primarily attributable to an increase in clearing fees as a result of an increase in volume of transactions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2015, other operating expenses increased 34.8% to $63.6 million from $47.2 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, other operating expenses increased 22.6% to $176.5 million from $143.9 million during the nine months ended September 30, 2014. The increase is primarily attributable to an increase in professional service fees as a result of maintaining compliance with regulatory requirements, travel and promotion, and subscriptions expenses.

Provision for income taxes – For the three and nine months ended September 30, 2015, our provision for income taxes was $5.2 million and $49.3 million, representing an effective tax rate of 23.1% and 37.8%, respectively, compared to $25.7 million and $87.8 million for the comparable periods in 2014, representing an effective tax rate of 39.0% and 39.6%, respectively. The effective tax rate for the third quarter of 2015 was positively impacted by a decrease in the Company’s FIN 48 reserve and adjustments associated with the filing of the 2014 Corporate tax return.

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

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$134,476	$113,177	18.8	37.6%	35.7%
Principal transactions	34,843	44,373	(21.5)	9.8	13.9
Asset management and service fees	129,032	96,354	33.9	36.1	30.4
Investment banking	10,146	13,488	(24.8)	2.8	4.3
Interest	39,214	46,051	(14.8)	11.0	14.5
Other income	12,483	6,492	92.3	3.5	2.0
Total revenues	360,194	319,935	12.6	100.8	100.8
Interest expense	2,888	2,694	7.2	0.8	0.8
Net revenues	357,306	317,241	12.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	203,959	177,296	15.0	57.1	55.9
Occupancy and equipment rental	20,790	17,691	17.5	5.8	5.6
Communication and office supplies	12,419	9,976	24.5	3.5	3.1
Commissions and floor brokerage	5,256	4,062	29.4	1.5	1.3
Other operating expenses	17,655	14,190	24.4	4.9	4.5
Total non-interest expenses	260,079	223,215	16.5	72.8	70.4
Income before income taxes	$97,227	$94,026	3.4	27.2%	29.6%

	September 30, 2015	September 30, 2014
Branch offices (actual)	351	326
Financial advisors (actual)	2,091	1,957
Independent contractors (actual)	755	139

Results of Operations – Global Wealth Management

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$375,811	$338,378	11.1	36.5%	36.7%
Principal transactions	110,531	140,011	(21.1)	10.7	15.2
Asset management and service fees	362,432	279,671	29.6	35.2	30.3
Investment banking	35,374	35,752	(1.1)	3.4	3.9
Interest	119,173	123,396	(3.4)	11.6	13.4
Other income	34,246	13,401	155.5	3.3	1.5
Total revenues	1,037,567	930,609	11.5	100.7	101.0
Interest expense	7,470	8,938	(16.4)	0.7	1.0
Net revenues	1,030,097	921,671	11.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	583,436	523,188	11.5	56.6	56.8
Occupancy and equipment rental	59,501	52,894	12.5	5.8	5.7
Communication and office supplies	35,861	29,171	22.9	3.5	3.2
Commissions and floor brokerage	12,710	11,004	15.5	1.2	1.2
Other operating expenses	48,540	42,614	13.9	4.7	4.6
Total non-interest expenses	740,048	658,871	12.3	71.8	71.5
Income before income taxes	$290,049	$262,800	10.4	28.2%	28.5%

NET REVENUES

For the three months ended September 30, 2015, Global Wealth Management net revenues increased 12.6% to a record $357.3 million from $317.2 million for the comparable period in 2014. For the nine months ended September 30, 2015, Global Wealth Management net revenues increased 11.8% to a record $1,030.1 million from $921.7 million for the comparable period in 2014. The increase in net revenues for the three and nine months ended September 30, 2015 over the comparable periods in 2014 is primarily attributable to growth in asset management and service fees; an increase in commission revenues; an increase in other revenues, offset by a decrease in principal transaction revenues, net interest revenues, and lower investment banking revenues.

Commissions – For the three months ended September 30, 2015, commission revenues increased 18.8% to $134.5 million from $113.2 million in the comparable period in 2014. For the nine months ended September 30, 2015, commission revenues increased 11.1% to $375.8 million from $338.4 million in the comparable period in 2014. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the three months ended September 30, 2015, principal transactions revenues decreased 21.5% to $34.8 million from $44.4 million in the comparable period in 2014. For the nine months ended September 30, 2015, principal transactions revenues decreased 21.1% to $110.5 million from $140.0 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in fixed income activity from the third quarter of 2014.

Asset management and service fees – For the three months ended September 30, 2015, asset management and service fees increased 33.9% to $129.0 million from $96.4 million in the comparable period in 2014. For the nine months ended September 30, 2015, asset management and service fees increased 29.6% to $362.4 million from $279.7 million in the comparable period in 2014. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues for the three months ended September 30, 2015 and 2014 are billed in arrears based on values as of June 30, 2015 and 2014, respectively.

The increase is primarily due to the higher value of fee-based accounts, as a result of market appreciation and new client assets as a result of our continued expansion in the asset management business with the acquisition of 1919 Investment Counsel in the fourth quarter of 2014.

A significant portion of our asset management and service fee revenues are fee-based account revenues, which are billed in arrears based on values as of the beginning of the reporting period. The value of assets in fee-based accounts at June 30, 2015 increased 16.1% from June 30, 2014 to $37.2 billion, of which 62.0% is attributable to net inflows and 38.0% is attributable to market appreciation. The number of fee-based accounts at June 30, 2015 increased 12.7% from June 30, 2014 to $111,144 (actual).

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 24.8% to $10.1 million for the three months ended September 30, 2015 from $13.5 million during the comparable period in 2014. For the nine months ended September 30, 2015, investment banking revenues decreased 1.1% to $35.4 million from $35.8 million during the comparable period in 2014. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2015, interest revenue decreased 14.8% to $39.2 million from $46.1 million in the comparable period in 2014. For the nine months ended September 30, 2015, interest revenue decreased 3.4% to $119.2 million from $123.4 million during the comparable period in 2014. The decrease is primarily due to a decline of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended September 30, 2015, other income increased 92.3% to $12.5 million from $6.5 million during the comparable period in 2014. For the nine months ended September 30, 2015, other income increased 155.5% to $34.2 million from $13.4 million during the comparable period in 2014. The increase is primarily attributable to the sale of a portion of the Acacia loan portfolio and an increase in mortgage fees from loan originations at Stifel Bank, offset by investment losses.

Interest expense – For the three months ended September 30, 2015, interest expense increased 7.2% to $2.9 million from $2.7 million during the comparable period in 2014. For the nine months ended September 30, 2015, interest expense decreased 16.4% to $7.5 million from $8.9 million during the comparable period in 2014.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$53,789	$35	0.26%	$238,420	$234	0.39%
State and political subdivisions:
Non-taxable (1)	76,189	675	3.55	76,752	676	3.52
Mortgage-backed securities	929,384	5,081	2.19	1,357,474	8,644	2.55
Corporate bonds	236,939	1,266	2.14	439,825	2,318	2.11
Asset-backed securities	628,604	3,619	2.30	956,065	5,338	2.23
Federal Home Loan Bank (“FHLB”) and other capital stock	17,508	209	4.78	6,498	6	0.37
Loans (2)	2,646,860	19,239	2.91	1,812,092	22,272	4.92
Loans held for sale	165,678	1,466	3.54	136,448	1,123	3.29
Total interest-earning assets (3)	$4,754,951	$31,590	2.66%	$5,023,574	$40,611	3.24%
Cash and due from banks	2,345			3,442
Other non interest-earning assets	78,972			84,662
Total assets	$4,836,268			$5,111,678
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,182,664	$1,567	0.15%	$4,508,307	$1,992	0.18%
Demand deposits	56,463	8	0.06	66,763	8	0.05
Time deposits	27,750	141	2.03	113,274	(257)	(0.91)
Savings	4	—	0.01	39	—	0.1
FHLB advances	95,662	67	—	—	—	—
Total interest-bearing liabilities (3)	$4,362,543	$1,783	0.16%	$4,688,383	$1,743	0.15%
Non interest-bearing deposits	18,689			18,919
Other non interest-bearing liabilities	33,075			26,608
Total liabilities	$4,414,307			4,733,910
Stockholders’ equity	421,961			377,768
Total liabilities and stockholders’ equity	$4,836,268			$5,111,678
Net interest margin		$29,807	2.51%		$38,868	3.10%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$64,706	$114	0.23%	$207,464	$467	0.30%
State and political subdivisions:
Taxable	—	—	—	11,235	512	6.07
Non-taxable (1)	76,328	2,031	3.55	77,659	3,031	5.20
Mortgage-backed securities	1,093,248	18,325	2.24	1,396,199	27,350	2.61
Corporate bonds	316,291	4,951	2.09	493,845	8,034	2.17
Asset-backed securities	805,878	13,367	2.21	978,305	15,573	2.12
Federal Home Loan Bank (“FHLB”) and other capital stock	18,264	549	4.01	6,173	26	0.57
Loans (2)	2,469,844	56,277	3.07	1,653,037	49,655	4.01
Loans held for sale	174,521	4,183	3.20	120,882	2,643	2.92
Total interest-earning assets (3)	$5,019,080	$99,797	2.65%	$4,944,799	$107,291	2.90%
Cash and due from banks	3,029			3,458
Other non interest-earning assets	80,169			110,519
Total assets	$5,102,278			$5,058,776
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,409,359	$4,891	0.15%	$4,404,330	$6,304	0.19%
Demand deposits	41,907	27	0.09	66,303	28	0.06
Time deposits	46,075	772	2.23	100,984	(910)	(1.20)
Savings	20	—	0.05	39	—	—
FHLB advances	116,703	255	0.29	7,601	16	0.28
Total interest-bearing liabilities (3)	$4,614,064	$5,945	0.17%	$4,579,257	$5,438	0.16%
Non interest-bearing deposits	19,837			16,609
Other non interest-bearing liabilities	57,803			26,587
Total liabilities	4,691,704			4,622,453
Stockholders’ equity	410,574			436,323
Total liabilities and stockholders’ equity	$5,102,278			$5,058,776
Net interest margin		$93,852	2.49%		$101,853	2.74%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2015 compared to the three and nine month periods ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(139)	$(60)	$(199)	$(268)	$(85)	$(353)
State and political subdivisions:
Taxable	—	—	—	(256)	(256)	(512)
Non-taxable	(95)	94	(1)	(51)	(949)	(1,000)
Mortgage-backed securities	(2,460)	(1,103)	(3,563)	(5,420)	(3,605)	(9,025)
Corporate bonds	(1,084)	32	(1,052)	(2,790)	(293)	(3,083)
Asset-backed securities	(1,891)	172	(1,719)	(2,896)	690	(2,206)
FHLB and other capital stock	25	178	203	128	395	523
Loans	2,028	(5,061)	(3,033)	26,032	(19,410)	6,622
Loans held for sale	254	89	343	1,100	440	1,540
	$(3,362)	$(5,659)	$(9,021)	$15,579	$(23,073)	$(7,494)
Interest expense:
Deposits:
Money market	$(137)	$(288)	$(425)	207	(1,620)	(1,413)
Demand deposits	(1)	1	—	(17)	16	(1)
Time deposits	(121)	519	398	(395)	2,077	1,682
Savings	—	—	—	—	—	—
FHLB advances	34	33	67	238	1	239
	$(225)	$265	$40	$33	$474	$507

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

For the three months ended September 30, 2015, interest revenue of $31.6 million was generated from average interest-earning assets of $4.8 billion at an average interest rate of 2.66%. Interest revenue of $40.6 million for the comparable period in 2014 was generated from average interest-earning assets of $5.0 billion at an average interest rate of 3.24%.

For the nine months ended September 30, 2015, interest revenue of $99.8 million was generated from average interest-earning assets of $5.0 billion at an average interest rate of 2.65%. Interest revenue of $107.3 million for the comparable period in 2014 was generated from average interest-earning assets of $4.9 billion at an average interest rate of 2.90%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended September 30, 2015 was $4.4 billion at an average interest rate of 0.16%. The average balance of interest-bearing liabilities for the comparable period in 2014 was $4.7 billion at an average interest rate of 0.15%. The average balance of interest-bearing liabilities during the nine months ended September 30, 2015 was $4.6 billion at an average interest rate of 0.17%. The average balance of interest-bearing liabilities for the comparable period in 2014 was $4.6 billion at an average interest rate of 0.16%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2015, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.1 billion compared to $4.4 billion at September 30, 2014.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2015, Global Wealth Management non-interest expenses increased 16.5% to $260.1 million from $223.2 million for the comparable period in 2014. For the nine months ended September 30, 2015, Global Wealth Management non-interest expenses increased 12.3% to $740.0 million from $658.9 million for the comparable period in 2014.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of September 30, 2015, we have 351 branch offices compared to 326 at September 30, 2014. In addition, since September 30, 2014, we have added 208 financial advisors and 235 support staff.

Compensation and benefits – For the three months ended September 30, 2015, compensation and benefits expense increased 15.0% to $204.0 million from $177.3 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, compensation and benefits expense increased 11.5% to $583.4 million from $523.2 million during the nine months ended September 30, 2014. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 57.1% and 56.6% for the three and nine months ended September 30, 2015, respectively, compared to 55.9% and 56.8% for the comparable periods in 2014, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $14.9 million (4.2% of net revenues) and $45.5 million (4.4% of net revenues) for the three and nine months ended September 30, 2015, respectively, compared to $16.1 million (5.1% of net revenues) and $49.2 million (5.3% of net revenues) for the three and nine months ended September 30, 2014, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2015, occupancy and equipment rental expense increased 17.5% to $20.8 million from $17.7 million during the comparable period in 2014. For the nine months ended September 30, 2015, occupancy and equipment rental expense increased 12.5% to $59.5 million from $52.9 million during the comparable period in 2014. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended September 30, 2015, communications and office supplies expense increased 24.5% to $12.4 million from $10.0 million during the comparable period in 2014. For the nine months ended September 30, 2015, communications and office supplies expense increased 22.9% to $35.9 million from $29.2 million during the comparable period in 2014. The increase is primarily attributable to an increase in office supplies expense.

Commissions and floor brokerage – For the three months ended September 30, 2015, commissions and floor brokerage expense increased 29.4% to $5.3 million from $4.1 million during the comparable period in 2014. For the nine months ended September 30, 2015, commissions and floor brokerage expense increased 15.5% to $12.7 million from $11.0 million during the comparable period in 2014. The increase is consistent with the increase in commission revenues.

Other operating expenses – For the three months ended September 30, 2015, other operating expenses increased 24.4% to $17.7 million from $14.2 million during the comparable period in 2014. For the nine months ended September 30, 2015, other operating expenses increased 13.9% to $48.5 million from $42.6 million during the comparable period in 2014. The increase in other operating expenses is primarily attributable to an increase in professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2015, income before income taxes increased 3.4% to $97.2 million from $94.0 million during the comparable period in 2014. For the nine months ended September 30, 2015, income before income taxes increased 10.4% to $290.0 million from $262.8 million during the comparable period in 2014. Profit margins (income before income taxes as a percent of net revenues) have decreased to 27.2% and 28.2% for the three and nine months ended September 30, 2015, respectively, from 29.6% and 28.5% during the comparable periods in 2014, respectively, as a result of an increase in operating expenses.

Results of Operations – Institutional Group

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$59,607	$52,013	14.6	25.7%	24.2%
Principal transactions	60,750	52,866	14.9	26.2	24.5
Capital raising	59,466	54,290	9.5	25.6	25.2
Advisory fees	49,142	50,939	(3.5)	21.2	23.7
Investment banking	108,608	105,229	3.2	46.8	48.9
Interest	4,303	6,016	(28.5)	1.9	2.8
Other income	843	1,606	(47.5)	0.3	0.8
Total revenues	234,111	217,730	7.5	100.9	101.2
Interest expense	1,986	2,570	(22.7)	0.9	1.2
Net revenues	232,125	215,160	7.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	143,911	131,589	9.4	62.0	61.2
Occupancy and equipment rental	13,056	12,685	2.9	5.6	5.9
Communication and office supplies	17,327	14,814	17.0	7.5	6.9
Commissions and floor brokerage	7,174	5,909	21.4	3.1	2.7
Other operating expenses	24,804	20,663	20.0	10.7	9.6
Total non-interest expenses	206,272	185,660	11.1	88.9	86.3
Income before income taxes	$25,853	$29,500	(12.4)	11.1%	13.7%

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014
Revenues:
Commissions	$182,637	$164,423	11.1	25.0%	22.8%
Principal transactions	175,064	185,569	(5.7)	24.0	25.7
Capital raising	203,154	185,029	9.8	27.9	25.7
Advisory fees	161,773	170,068	(4.9)	22.2	23.6
Investment banking	364,927	355,097	2.8	50.1	49.3
Interest	11,499	17,655	(34.9)	1.6	2.4
Other income	1,706	5,490	(68.9)	0.2	0.8
Total revenues	735,833	728,234	1.0	100.9	101.0
Interest expense	6,564	7,385	(11.1)	0.9	1.0
Net revenues	729,269	720,849	1.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	453,399	443,104	2.3	62.2	61.5
Occupancy and equipment rental	36,059	36,947	(2.4)	4.9	5.2
Communication and office supplies	48,757	40,594	20.1	6.7	5.6
Commissions and floor brokerage	18,913	17,243	9.7	2.6	2.4
Other operating expenses	72,017	65,149	10.5	9.9	9.0
Total non-interest expenses	629,145	603,037	4.3	86.3	83.7
Income before income taxes	$100,124	$117,812	(15.0)	13.7%	16.3%

NET REVENUES

For the three months ended September 30, 2015, Institutional Group net revenues increased 7.9% to $232.1 million from $215.2 million for the comparable period in 2014. For the nine months ended September 30, 2015, Institutional Group net revenues increased 1.2% to $729.3 million from $720.8 million during the comparable period in 2014.

The increase in net revenues for the three months ended September 30, 2015 over the comparable periods in 2014 was primarily attributable to an increase in fixed income capital raising revenues; fixed income brokerage revenues; and equity brokerage revenues, offset by decreases in equity capital raising revenues; and advisory fee revenues.

The increase in net revenues for the nine months ended September 30, 2015 over the comparable period in 2014 was primarily attributable to an increase in fixed income capital raising revenues; fixed income brokerage revenues, offset by decreases in equity capital raising revenues; advisory fee revenues; and equity brokerage revenues.

Commissions – For the three months ended September 30, 2015, commission revenues increased 14.6% to $59.6 million from $52.0 million in the comparable period in 2014. For the nine months ended September 30, 2015, commission revenues increased 11.1% to $182.6 million from $164.4 million in the comparable period in 2014.

Principal transactions – For the three months ended September 30, 2015, principal transactions revenues increased 14.9% to $60.8 million from $52.9 million in the comparable period in 2014. For the nine months ended September 30, 2015, principal transactions revenues decreased 5.7% to $175.1 million from $185.6 million in the comparable period in 2014.

For the three months ended September 30, 2015, fixed income institutional brokerage revenues increased 27.6% to $60.6 million from $47.5 million in the comparable period in 2014. For the nine months ended September 30, 2015, fixed income brokerage revenues increased 6.1% to $177.4 million from $167.1 million in the comparable period in 2014. The increase is primarily attributable to an improvement in fixed income trading volumes from the comparable period in 2014.

For the three months ended September 30, 2015, equity institutional brokerage revenues increased 4.1% to $59.8 million from $57.4 million during the comparable period in 2014. The increase is primarily attributable to  market volatility.

For the nine months ended September 30, 2015, equity brokerage revenues decreased 1.4% to $180.3 million from $182.8 million during the comparable period in 2014. The decrease is primarily attributable to lower trading volumes.

Investment banking – For the three months ended September 30, 2015, investment banking revenues increased 3.2% to $108.6 million from $105.2 million during the comparable period in 2014, which is attributable to an increase in fixed income capital raising revenues and advisory fees, offset by a decrease in equity capital raising revenues from the comparable period in 2014. For the nine months ended September 30, 2015, investment banking revenues increased 2.8% to $364.9 million from $355.1 million during the comparable period in 2014.

For the three months ended September 30, 2015, capital raising revenues increased 9.5% to $59.5 million from $54.3 million in the comparable period in 2014. For the nine months ended September 30, 2015, capital raising revenues increased 9.8% to $203.2 million from $185.0 million in the comparable period in 2014.

For the three months ended September 30, 2015, fixed income capital raising revenues increased 104.6% to $26.1 million from $12.8 million during the comparable period in 2014. For the nine months ended September 30, 2015, fixed income capital raising revenues increased 109.9% to $80.0 million from $38.1 million during the comparable period in 2014. The increase is primarily attributable to an increase in the municipal bond origination business, primarily as a result of our acquisition of Sterne Agee in June 2015.

For the three months ended September 30, 2015, equity capital raising revenues decreased 19.7% to $33.3 million from $41.5 million during the comparable period in 2014. For the nine months ended September 30, 2015, equity capital raising revenues decreased 16.2% to $123.2 million from $146.9 million during the comparable period in 2014. The decrease was primarily attributable to a decrease in the number of transactions over the comparable periods in 2014.

For the three months ended September 30, 2015, advisory fees decreased 3.5% to $49.1 million from $50.9 million in the comparable period in 2014. For the nine months ended September 30, 2015, advisory fees decreased 4.9% to $161.8 million from $170.1 million in the comparable period in 2014. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable periods in 2014.

Other income – For the three months ended September 30, 2015, other income decreased 47.5% to $0.8 million from $1.6 million in the comparable period in 2014. For the nine months ended September 30, 2015, other income decreased 68.9% to $1.7 million from $5.5 million in the comparable period in 2014.

NON-INTEREST EXPENSES

For the three months ended September 30, 2015, Institutional Group non-interest expenses increased 11.1% to $206.3 million from $185.7 million for the comparable period in 2014. For the nine months ended September 30, 2015, Institutional Group non-interest expenses increased 4.3% to $629.1 million from $603.0 million during the comparable period in 2014.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 287 revenue producers and 69 support staff since September 30, 2014.

Compensation and benefits – For the three months ended September 30, 2015, compensation and benefits expense increased 9.4% to $143.9 million from $131.6 million during the comparable period in 2014. For the nine months ended September 30, 2015, compensation and benefits expense increased 2.3% to $453.4 million from $443.1 million during the comparable period in 2014. The increase is principally due to an increase in variable compensation as a result of higher revenues and an increase in fixed compensation as a result of our continued expansion. Compensation and benefits expense as a percentage of net revenues was 62.0% for the three and 62.2% for the nine months ended September 30, 2015, respectively, compared to 61.2% and 61.5% for the three and nine months ended the comparable periods in 2014, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2015, occupancy and equipment rental expense increased 2.9% to $13.1 million from $12.7 million during the comparable period in 2014. The increase is primarily due to an increase in rent expense. For the nine months ended September 30, 2015, occupancy and equipment rental expense decreased 2.4% to $36.1 million from $36.9 million during the comparable period in 2014.

Communications and office supplies – For the three months ended September 30, 2015, communications and office supplies expense increased 17.0% to $17.3 million from $14.8 million during the comparable period in 2014. For the nine months ended September 30,

2015, communications and office supplies expense increased 20.1% to $48.8 million from $40.6 million during the comparable period in 2014. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the three months ended September 30, 2015, commissions and floor brokerage expense increased 21.4% to $7.2 million from $5.9 million during the comparable period in 2014. For the nine months ended September 30, 2015, commissions and floor brokerage expense increased 9.7% to $18.9 million from $17.2 million during the comparable period in 2014. The increase is primarily attributable to an increase in clearing expense.

Other operating expenses – For the three months ended September 30, 2015, other operating expenses increased 20.0% to $24.8 million from $20.7 million during the comparable period in 2014. For the nine months ended September 30, 2015, other operating expenses increased 10.5% to $72.0 million from $65.1 million during the comparable period in 2014. The increase is primarily attributable to an increase in travel and promotion expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2015, income before income taxes for the Institutional Group segment decreased 12.4% to $25.9 million from $29.5 million during the comparable period in 2014. For the nine months ended September 30, 2015, income before income taxes for the Institutional Group segment decreased 15.0% to $100.1 million from $117.8 million during the comparable period in 2014. Profit margins (income before income taxes as a percentage of net revenues) have declined to 11.1% and 13.7% for the three months and nine months ended September 30, 2015, respectively, from 13.7% and 16.3% during the comparable periods in 2014 as a result of an increase in operating expenses.

Results of Operations – Other Segment

Three and Nine Months Ended September 30, 2015 Compared with Three and Nine Months Ended September 30, 2014

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Net revenues	$2,144	$(8,946)	124.0	$(9,058)	$(12,172)	25.6
Non-interest expenses:
Compensation and benefits	56,335	22,555	149.8	133,061	67,186	98.0
Other operating expenses	46,541	26,259	77.2	117,569	79,837	47.3
Total non-interest expenses	102,876	48,814	110.8	250,630	147,023	70.5
Loss before income taxes	$(100,732)	$(57,760)	74.4	$(259,688)	$(159,195)	63.1

Compensation and benefits – For the three months ended September 30, 2015, compensation and benefits expense increased 149.8% to $56.3 million from $22.6 million for the comparable period in 2014. For the nine months ended September 30, 2015, compensation and benefits expense increased 98.0% to $133.1 million from $67.2 million during the comparable period in 2014. The increase is primarily attributable to an increase in fixed compensation associated with our continued back-office expansion to support the growth of the firm.

Upon the close of the Sterne Agee acquisition, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant.

Other operating expenses – For the three months ended September 30, 2015, other operating expenses increased 77.2% to $46.5 million from $26.3 million for the comparable period in 2014. For the nine months ended September 30, 2015, other operating expenses increased 47.3% to $117.6 million from $79.8 million during the comparable period in 2014. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our recent acquisitions. These expenses include rent and professional services fees.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2015, our total assets decreased 1.7% to $9.4 billion from $9.5 billion at December 31, 2014. The decrease is attributed to a decrease in investment portfolio at Stifel Bank which consists of available-for-sale and held-to-maturity securities and a decrease in financial investments owned, at fair value, offset by an increase in the loan portfolio at Stifel Bank and an increase in growth attributable to acquired assets. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2015, our liabilities were comprised primarily of short-term borrowings of $398.3 million, senior notes of $450.0 million, trust preferred securities of $82.5 million, deposits of $4.1 billion at Stifel Bank, and payables to customers of $423.8 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $599.0 million. To meet our obligations to clients and operating needs, we had $607.1 million in cash and cash equivalents at September 30, 2015. We also had client brokerage receivables of $708.1 million and $2.6 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $82.7 million to $607.1 million at September 30, 2015, from $689.8 million at December 31, 2014. Operating activities used $1.4 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities, offset by the net effect of non-cash items and net income recognized during the nine months ended September 30, 2015. Investing activities provided cash of $553.4 million due to the proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments, offset by the growth of the loan portfolio, fixed asset purchases, and investment purchases. Financing activities used cash of $633.2 million principally due to a decrease in bank deposits, the redemption of 100% of the outstanding 6.70% senior notes, repurchases of our common stock, and contingent consideration payments, offset by proceeds received from short-term borrowings and FHLB advances.

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

As of September 30, 2015, we had $9.4 billion in assets, $4.0 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2015	December 31, 2014	Average Conversion
Cash and cash equivalents	$607,100	$689,782
Receivables from brokers, dealers, and clearing organizations	651,274	651,074	3 days
Securities purchased under agreements to resell	88,467	55,078	1 day
Financial instruments owned at fair value	811,957	782,912	12 days
Available-for-sale securities at fair value	659,832	1,513,478	3 days
Held-to-maturity securities at amortized cost	1,095,793	1,177,565	3 days
Investments	102,792	131,425	5 days
Total cash and assets readily convertible to cash	$4,017,215	$5,001,314

As of September 30, 2015 and December 31, 2014, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2015		December 31, 2014
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$69,724	—	$37,134	$—
Financial instruments owned at fair value	106,937	586,104	39,180	425,108
Available-for-sale securities at fair value	—	1,296,703	—	1,210,193
Investments	—	37,925	—	41,150
	$176,661	$1,920,732	$76,314	$1,676,451

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2015, the maximum number of shares that may yet be purchased under this plan was 2.1 million. Since September 30, 2015, we have repurchased $12.6 million, or 0.3 million shares. On November 3, 2015, the Board of Directors authorized the repurchase of an additional 5.0 million shares. Under existing Board authorizations at November 4, 2015, the Company is permitted to buy an additional 6.8 million shares. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

At September 30, 2015, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2015, available cash and highly liquid investments comprised approximately 25% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At September 30, 2015, we have $57.5 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $607.1 million of cash and cash equivalents at September 30, 2015, compared to $689.8 million at December 31, 2014. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $659.8 million in available-for-sale investment securities at September 30, 2015, compared to $1.50 billion at December 31, 2014. As of September 30, 2015, the weighted-average life of the investment securities portfolio was approximately 2.6 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2015, we had $4.10 billion in deposits compared to $4.80 billion at December 31, 2014. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed bank line financing on an unsecured basis, advances from the Federal Home Loan Bank, term loans, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition.

Our uncommitted secured lines of credit at September 30, 2015, totaled $780.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $465.6 million during the nine months ended September 30, 2015. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At September 30, 2015, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $459.6 million.

The Federal Home Loan advances as of September 30, 2015 are floating-rate advances. The weighted average interest rates during the three months ended September 30, 2015 on these advances is 0.29%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of September 30, 2015, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”) with Regions Bank. The Term Loans mature on June 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as per annum rate equal to LIBOR, as defined. During the three months ended September 30, 2015, interest rates ranged from 1.68% to 1.72%.

Unsecured borrowings – Our committed bank line financing at September 30, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At September 30, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $966.4 million at September 30, 2015 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $0.3 million with the Fed’s discount window at September 30, 2015. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $4.0 billion at September 30, 2015.

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

Upon the close of the acquisition, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for nine months ended September 30, 2015. In addition, we have paid $33.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

On June 8, 2015, we entered into a definitive purchase agreement to acquire Barclays’ Wealth and Investment Management, Americas franchise in the U.S. The transaction is expected to close in the fourth quarter of 2015.

During the three months ended September 30, 2015, we repurchased $65.9 million, or 1.5 million shares, at an average price of $45.17 per share.

We have paid $68.5 million in the form of upfront notes to financial advisors for transition pay through September 30, 2015. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel. In addition, we have paid $35.0 million in the form of notes to associates of acquired companies for retention during the nine months ended September 30, 2015.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2015 and the years ended December 31, 2016, 2017, 2018, 2019, and thereafter are $16.3 million, $56.1 million, $43.5 million, $35.7 million, $28.7 million, and $49.9 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At September 30, 2015, the total number of stock units outstanding was 18.3 million, of which 13.2 million were unvested. At September 30, 2015, there was unrecognized compensation cost for stock units of $315.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining three months in 2015 and the years ended December 31, 2016, 2017, 2018, 2019, and thereafter are $23.7 million, $83.9 million, $71.1 million, $55.7 million, $37.1 million, and $44.0 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At September 30, 2015, Stifel had net capital of $333.4 million, which was 50.6% of aggregate debit items and $320.2 million in excess of its minimum required net capital. At September 30, 2015, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2014, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2015, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At September 30, 2015, Level 3 assets for which we bear economic exposure were $116.3 million or 6.7% of the total assets measured at fair value.

At September 30, 2015, Level 3 assets included the following: $57.5 million of auction rate securities and $58.8 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At September 30, 2015, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.4 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Once a loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectability of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2015, with no impairment identified.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended September 30, 2015, and the daily VaR at September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended September 30,			VAR Calculation at
	High	Low	Daily Average	September 30, 2015	December 31, 2014
Daily VaR	$7,530	$4,319	$5,774	$5,231	$3,340

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

The following table illustrates the estimated change in net interest margin at September 30, 2015, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	10.1%
+100	5.4%
0	0.00%
-100	-14.99%
-200	-26.06%

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at September 30, 2015 (in thousands):

	Repricing Opportunities
	Repricing Opportunities	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,804,375	$632,508	$250,007	$54,416
Securities	793,595	86,273	559,593	345,346
Interest-bearing cash	9,067	-	-	-
	$2,607,037	$718,781	$809,600	$399,762
Interest-bearing liabilities:
Transaction accounts and savings	3,358,536	127,995	575,885	27,745
Certificates of deposit	11,900	6,839	4,462	-
Borrowings	96,000	-	-	16,527
	$3,466,436	$134,834	$580,347	$44,272
GAP	$(859,399)	$583,947	$229,253	$355,490
Cumulative GAP	$(859,399)	$(275,452)	$(46,199)	$309,291

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion, and the fair value of the collateral that had been sold or repledged was $106.9 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 - 31, 2015	-	-	-	3,527,235
August 1 - 31, 2015	237,000	45.88	237,000	3,290,235
September 1 - 30, 2015	1,221,000	45.03	1,221,000	2,069,235
	1,458,000	45.17	1,458,000

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2015, the maximum number of shares that may yet be purchased under this plan was 2.1  million. On November 3, 2015, the Board of Directors authorized the repurchase of an additional 5.0 million shares.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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

Date:  November 6, 2015