Form 10-K
period 2015-12-31
STIFEL FINANCIAL CORP
filed 2016-03-01
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2015, was $4.2 billion.1

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 19, 2016, was 69,507,842.

[1]

In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2015, are incorporated by reference in Part III hereof.

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

ITEM 1.  BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), Miller Buckfire & Co. LLC (“Miller Buckfire”), Sterne Agee Group, Inc. and broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Bank & Trust (“Stifel Bank”), a retail and commercial bank; 1919 Investment Counsel & Trust Company, National Association (“1919 Investment Counsel”) and Stifel Trust Company Delaware, N.A. (“Stifel Trust”), our trust companies; and 1919 Investment Counsel, LLC (“1919”) and Ziegler Capital Management, LLC (“ZCM”), asset management firms. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

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

•

Sterne Agee Group, Inc. – On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial service firm that offers comprehensive wealth management and investment service to a diverse client base including corporations, municipalities and individual investors.

•	Barclays’ Wealth and Investment Management – On December 4, 2015, we completed the purchase of the Barclays’ Wealth and Investment Management (“Barclays”), Americas franchise in the U.S.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

As of December 31, 2015, we employed over 7,100 associates, including 2,891 financial advisors, of which 719 are independent contractors. As of December 31, 2015, through our broker-dealer subsidiaries, we provide securities-related financial services to over 1.5 million client accounts of customers from the United States and Europe. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom and Europe. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities are sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years.

Consolidated Stifel Branch System

At December 31, 2015, the Private Client Group had a network of 2,172 financial advisors located in 329 branch offices in 45 states and the District of Columbia. In addition, we have 719 independent contractors.

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

Our independent contractors provide the same types of financial products and services to its private clients as does Stifel. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel. Sterne clears its transactions through Sterne Agee Clearing, Inc., a wholly-owned subsidiary of our company.

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

Asset Management

The Asset Management segment includes the operations of ZCM and 1919 Investment Counsel, and Stifel Trust. Our asset management business offers specialized investment management solutions for institutions, private clients and investment advisors. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $7.3 billion at December 31, 2015. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bank not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances held on deposit at Stifel Bank, which is its primary source of funding.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate.

Research

Our research department publishes research across multiple industry groups and provides our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in domestic securities. In our various sales and trading activities, we take a focused approach to serving our clients by maintaining inventory to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading. Located in various cities in the United States as well as Geneva, Zurich, London, and Madrid, our equity sales and trading team, service over 2,200 clients globally.

The fixed income institutional sales and trading group is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades with diversification across municipal, corporate, government agency, and mortgage-backed securities.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions and the execution of public offerings and private placements of debt and equity securities. The investment banking group focuses on middle-market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology, and education.

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

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements as a result of acquisitions completed during 2015, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S.  We have expanded the number of our private client branches from 39 at December 31, 1997 to 329 at December 31, 2015, and our branch-based financial advisors from 262 to 2,172 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $234.1 billion at December 31, 2015. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•

Further expand our institutional business both domestically and internationally.  Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As of December 31, 2015, our research department was ranked the second largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•

Grow our investment banking business.  By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. The merger with TWPG in 2010, our acquisition of Miller Buckfire in 2012, the merger with KBW in 2013, and the acquisitions of De La Rosa and Oriel in 2014, has accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a middle-market focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

•

Focus on asset generation within Stifel Bank and offer retail and commercial banking services to our clients.  We believe the banking services provided through Stifel Bank strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to increase the sale of banking products and services to our private and corporate clients.
•

Establishment of Stifel Trust  During 2011, we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a trust company. Stifel Trust provides a wide range of trust, investment, agency, and custodial services for our individual and corporate clients. We intend to expand our offering of trust services to our private client group clients. We have expanded our trust capabilities with the acquisition of 1919 Investment Counsel during 2014 and Barclays’ Wealth Trust in 2015. These businesses have been merged and operate as Stifel Trust.

•

Approach acquisition opportunities with discipline.  Over the course of our operating history, we have demonstrated our ability to identify, effect, and integrate attractive acquisition opportunities. We believe the current environment and market dislocation will continue to provide us with the ability to thoughtfully consider acquisitions on an opportunistic basis.

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

Several of our wholly owned subsidiaries, including Missouri Valley Partners, Choice Financial Partners, Inc., Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, Thomas Weisel Global Growth Partners LLC, ZCM, and 1919 Investment Counsel, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

Stifel Trust is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of Stifel Trust’s fiduciary services.

Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to applicable laws and regulations of the jurisdictions in which they operate.

Our European subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom, and both SNEL and Oriel are members of the London Stock Exchange. The FCA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend approved persons, and impose  fines (where applicable) on both regulated businesses and their approved persons. SNEL operates representative offices in Geneva, Switzerland and Zurich, Switzerland, and has a branch office in Madrid, Spain. In addition to the FCA, these offices are subject to the local regulations of their respective jurisdictions. SNEL holds a number of FCA-passporting rights to engage in Markets in Financial Instruments Directive-related business in Europe.

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

In July 2013, the OCC, the Federal Reserve Board, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule become effective for us on January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on our current analyses, our company and Stifel Bank are well-capitalized. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

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

Executive Officers

Information regarding our executive officers and their ages as of February 20, 2016, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	57	Co-Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	74	Co-Chairman of the Board of Directors
James M. Zemlyak	56	President, Chief Financial Officer, and Director
Richard J. Himelfarb	74	Vice Chairman, Senior Vice President, and Director
Thomas B. Michaud	51	Senior Vice President and Director
Thomas P. Mulroy	54	President, Co-Director of Institutional Group, and Director
Victor J. Nesi	55	President, Co-Director of Institutional Group, and Director
Ben A. Plotkin	60	Vice Chairman, Senior Vice President, and Director
David M. Minnick	59	Senior Vice President and General Counsel
Mark P. Fisher	46	Senior Vice President and General Counsel
James M. Marischen	36	Senior Vice President, Chief Risk Officer, and Chief Accounting Officer
David D. Sliney	46	Senior Vice President

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

James M. Marischen has served as Senior Vice President Chief Risk Officer of our company since January 2014. During 2015, Mr. Marischen was named our Chief Accounting Officer. Mr. Marischen served as Executive Vice President and Chief Financial Officer of Stifel Bank & Trust from February 2008 to January 2014. Prior to joining our company in 2008, Mr. Marischen worked in public accounting at KPMG LLP.

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

Market risk is inherent in the financial instruments associated with our operations and activities, including trading account assets and liabilities, loans, deposits, securities, short-term borrowings, corporate debt, and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

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

We have grown our asset management business in recent years, including with the acquisitions of ZCM in 2013 and 1919 Investment Counsel in 2014, which has increased the risks associated with this business relative to our overall operations. Asset management fees are primarily comprised of base management fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our asset values under management may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities that we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market-maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. While it is not typical, from time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

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

The rapid growth of Stifel Bank may expose us to increased credit risk, operational risk, regulatory risk, and sensitivity to market interest rates along with increased regulation, examinations, and supervision by regulators.

We have experienced rapid growth in the investment portfolio, which includes available-for-sale and held-to-maturity securities, and the loan portfolio of Stifel Bank, which is funded by customer deposits. Although our stock-secured loans are collateralized by assets held in brokerage accounts, we are exposed to some credit and operational risk associated with these loans. We describe some of the integration-related operational risks associated with our recent acquisitions above, which includes many of the same risks related to the growth of Stifel Bank. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio, primarily with government agency securities. In addition, Stifel Bank has significantly grown its commercial lending business. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

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

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients' investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims, and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which, in turn, could seriously harm our business and our prospects.

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

Our financial instruments, including certain trading assets and liabilities, available-for-sale securities, investments, including certain loans, intangible assets, and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

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

We seek to manage, monitor, and control our market, credit, capital, liquidity, operational, legal, and regulatory risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations, and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

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

In July 2013, the OCC, the FRB, and the FDIC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule became effective for us January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on our current analyses, our company and Stifel Bank has met all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors, and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in augmented operational and compliance costs, or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations, or initiatives that may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. For example, pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct is appropriate for broker-dealers; however, any such standard, if mandated, would likely require us to review our product and service offerings and implement certain changes, as well as require that we incur additional regulatory costs in order to ensure compliance.

In addition, the U.S. and foreign governments have recently taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business. Additionally, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. A substantial portion of the research relied on by our investment management business in the investment decision making process is generated internally by our investment analysts and external research, including external research paid for with soft dollars. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the United States related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2015. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2026.

Location	Approximate Square Footage	Use
St. Louis, Missouri[1]	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations
New York, New York	310,000	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	111,000	Institutional Group operations and Administrative offices
Birmingham, Alabama	80,600	Global Wealth Management and Institutional Group operations
Chicago, Illinois	82,500	Global Wealth Management and Institutional Group operations
San Francisco, California	76,000	Global Wealth Management and Institutional Group operations
Florham Park, New Jersey	74,000	Global Wealth Management and Institutional Group operations

1	As of December 31, 2015, we occupy approximately 237,000 square feet of the available space in the building, and we anticipate taking additional space over time.

We also maintain operations in 402 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 329 private client offices. In addition, Stifel Bank leases one location for its administrative offices and operations. Our Institutional Group segment leases 37 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of our independent contractor firms are the responsibility of the respective independent financial advisors.

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

SEC/Wisconsin Lawsuit

A civil lawsuit was filed against our company by the SEC in connection with our role in the sale of collateralized debt obligations (“CDOs”) investments to five Southeastern Wisconsin school districts (the “school districts”) in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The SEC has asserted claims under Section 15c(1) (A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act.  The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs.  We answered, denied the substantive allegations of the amended complaint and asserted various affirmative defenses.  In January 2016, the parties filed motions for summary judgment and are awaiting the court’s rulings on those motions.  The lawsuit had been set for trial commencing on April 11, 2016, but the Court has postponed the trial to commence on September 12, 2016. While there can be no assurance that we will be successful, we intend to vigorously defend the SEC’s claims.

EDC Bond Issuance Matter

We have been named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) and by the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribe”) in which, among other things, Saybrook seeks repayment from the Tribe for the proceeds from a $50 Million 2008 bond offering (“the bonds’) and in which the Tribe seeks to avoid repayment, as well as other claims against us and others. We were the initial purchaser of the bonds, which were immediately sold to LDF.  The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. Saybrook seeks rescissionary relief as well as restitutionary damages, including the amounts paid for the bonds, plus costs. The claims are set for trial commencing on October 11, 2016. While there can be no assurance that we will be successful, we intend to vigorously defend the SEC’s claims.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

Our Company, Stifel Nicolaus and Stone & Youngberg, LLC (“Stone & Youngberg”) are named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in the formation of the Collybus CDO manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (CA) on behalf of several CA funds, as well as in connection with other transactions in the CA funds with CA. The original Complaint named Cantor, CA, and CA’s CEO, Walter Morales.  The CA funds filed a Chapter 11 bankruptcy petition which stayed the original lawsuit until the reorganization plan was entered by the court in the fall of 2013. Shortly thereafter, the CA funds filed their first Amended Complaint, which has been amended several times since then. The claims are set for trial commencing on November 28, 2016.  While there can be no assurance that we will be successful, we intend to vigorously defend the claims. We have established reserves supported by purchase price consideration the Company has withheld pursuant to the terms of the acquisition of Stone & Youngberg in 2011 which at this time we believe are adequate.

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 19, 2016, was $31.18. As of that date, our common stock was held by approximately 24,100 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2015		2014
	High	Low	High	Low
First quarter	$57.75	$45.96	$51.59	$43.11
Second quarter	$59.93	$51.98	$50.66	$43.57
Third quarter	$58.71	$41.53	$49.74	$44.43
Fourth quarter	$47.17	$40.52	$52.15	$41.47

We did not pay cash dividends during 2015 or 2014. The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 20 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and Stifel Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The following tables sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2015	300,000	42.15	300,000	1,769,235
November 1 - 30, 2015	—	—	—	6,769,235
December 1 - 31, 2015	924,000	42.48	924,000	5,845,235
	1,224,000	42.40	1,224,000

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 3, 2015, the Board of Directors authorized the repurchase of an additional 5.0 million shares. At December 31, 2015, the maximum number of shares that may yet be purchased under this plan was 5.8 million. On February 17, 2016, the Board of Directors authorized the repurchase of an additional 5.0 million shares.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker-Dealer Index for the five-year period ended December 31, 2015. The NYSE ARCA Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2010, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker-Dealer Index, with reinvestment of dividends.

	2011	2012	2013	2014	2015
Stifel Financial Corp.	$77	$77	$116	$123	$102
Peer Group	$56	$78	$111	$127	$114
S&P 500 Index	$102	$118	$157	$178	$181
NYSE ARCA Securities Broker-Dealer Index	$69	$78	$132	$152	$147

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

FBR & Co.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	SWS Group, Inc.
JMP Group, Inc.	Stifel Financial Corp.
Piper Jaffray Companies	Morgan Stanley
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Commissions	$749,536	$674,418	$640,287	$518,803	$550,903
Principal transactions	389,319	409,823	408,954	380,160	334,282
Investment banking	503,052	578,689	457,736	292,686	195,506
Asset management and service fees	493,761	386,001	305,639	257,981	228,831
Interest	179,101	185,969	142,539	108,705	89,199
Other income	62,224	14,785	64,659	69,148	19,651
Total revenues	2,376,993	2,249,685	2,019,814	1,627,483	1,418,372
Interest expense	45,399	41,261	46,368	33,370	25,304
Net revenues	2,331,594	2,208,424	1,973,446	1,594,113	1,393,068
Non-interest expenses:
Compensation and benefits	1,568,862	1,403,932	1,311,386	1,010,140	887,210
Occupancy and equipment rental	207,465	169,040	158,268	128,365	119,944
Communications and office supplies	130,678	106,926	99,726	79,406	74,037
Commissions and floor brokerage	42,518	36,555	37,225	29,610	25,423
Other operating expenses	240,504	201,177	181,612	116,845	148,305
Total non-interest expenses	2,190,027	1,917,630	1,788,217	1,364,366	1,254,919
Income from continuing operations before income tax expense	141,567	290,794	185,229	229,747	138,149
Provision for income taxes	49,231	111,664	12,322	84,451	53,880
Income from continuing operations	92,336	179,130	172,907	145,296	84,269
Discontinued operations:
Loss from discontinued operations, net of tax	—	(3,063)	(10,894)	(6,723)	(135)
Net income	$92,336	$176,067	$162,013	$138,573	$84,134
Earnings per basic common share:
Income from continuing operations	$1.35	$2.69	$2.72	$2.71	$1.61
Loss from discontinued operations	-	(0.04)	(0.17)	(0.12)	—
Earnings per basic common share	$1.35	$2.65	$2.55	$2.59	$1.61
Earnings per diluted common share:
Income from continuing operations	$1.18	$2.35	$2.35	$2.31	$1.34
Loss from discontinued operations	-	(0.04)	(0.15)	(0.11)	—
Earnings per diluted common share	$1.18	$2.31	$2.20	$2.20	$1.34
Weighted-average number of common shares outstanding:
Basic	68,543	66,472	63,568	53,563	52,418
Diluted	78,554	76,376	73,504	62,937	63,058
Financial Condition
Total assets	$13,334,270	$9,518,151	$9,008,870	$6,966,140	$4,951,900
Long-term obligations	$832,500	$707,500	$410,631	$471,810	$89,457
Shareholders’ equity	$2,492,416	$2,322,038	$2,058,849	$1,494,661	$1,302,105

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) has ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

The following items should be considered when comparing the data from year to year: 1) litigation-related expenses in 2011 associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts; 2) the acquisition of Stone & Youngberg on October 1, 2011; 3) the gains recognized on our investment in Knight Capital Group, Inc. during 2012; 4) the merger with KBW on February 15, 2013; 5) the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group in July 2013; 6) the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business during 2013; 7) the recognition of a U.S. tax benefit in connection with discontinuing the business operations of SN Canada during the third quarter of 2013; 8) the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel during 2014 and the expensing of stock awards issued as retention as part of the Oriel and 1919 Investment Counsel acquisitions in 2014, the acquisitions of Sterne and Barclays during 2015. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2015.

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

Stifel Financial Corp., through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and in several European cities. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

Upon the close of the acquisition, certain employees were granted restricted stocks units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2015. In addition, we have paid $33.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

On December 1, 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “2015 Notes”). Interest on the 2015 Notes is payable semi-annually in arrears. We may redeem the 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2015 Notes issuance of $297.0 million, after discounts, commissions, and expenses, were used for general corporate purposes.

On December 4, 2015, we completed the purchase of the Barclays’ Wealth and Investment Management (“Barclays”), Americas franchise in the U.S. Under the agreement, we acquired approximately $2.1 billion of assets, including securities-based loans, margin loans, and broker-notes. Acquired assets were recorded at fair value. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

Results for the year ended December 31, 2015

For the year ended December 31, 2015, net revenues from continuing operations increased 5.6% to a record $2.33 billion compared to $2.21 billion during the comparable period in 2014. Net income, including continuing and discontinued operations, decreased 47.6% to $92.3 million, or $1.18 per diluted common share, for the year ended December 31, 2015, compared to $176.1 million, or $2.31 per diluted common share, in 2014. Net income from continuing operations decreased 48.5% to $92.3 million, or $1.18 per diluted common share, for the year ended December 31, 2015, compared to $179.1 million, or $2.35 per diluted common share, in 2014.

Our revenue growth for the year ended December 31, 2015, was primarily attributable to growth in asset management and service fees as a result of increased assets under management; an increase in brokerage revenues; and an increase in other revenues. The increase in revenue growth over the comparable period in 2014 was offset by a decline in investment banking revenues, and net interest income. In addition, our revenue growth was positively impacted by the acquisitions of Sterne and Barclays during 2015.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2015, the key indicators of the markets’ performance, the S&P 500 and Dow Jones Industrial Average closed 0.7% and 2.2% lower than their December 31, 2014, closing prices, respectively. The NASDAQ closed 5.7% higher than its December 31, 2014 closing price.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015	2014	2013
Revenues:
Commissions	$749,536	$690,197	$640,287	8.6	5.3	32.1%	30.5%	32.4%
Principal transactions	389,319	409,929	408,954	(5.0)	0.2	16.7	18.6	20.7
Investment banking	503,052	562,804	457,736	(10.6)	26.4	21.6	26.2	23.2
Asset management and service fees	493,761	386,001	305,639	27.9	26.3	21.2	17.5	15.5
Interest	179,101	185,969	142,539	(3.7)	30.5	7.7	8.4	7.2
Other income	62,224	14,785	64,659	320.9	(77.1)	2.6	0.7	3.3
Total revenues	2,376,993	2,249,685	2,019,814	5.7	11.4	101.9	101.9	102.3
Interest expense	45,399	41,261	46,368	10.0	(11.0)	1.9	1.9	2.3
Net revenues	2,331,594	2,208,424	1,973,446	5.6	11.9	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,568,862	1,403,932	1,311,386	11.7	7.1	67.3	63.6	66.5
Occupancy and equipment rental	207,465	169,040	158,268	22.7	6.8	8.9	7.6	8.0
Communication and office supplies	130,678	106,926	99,726	22.2	7.2	5.6	4.8	5.0
Commissions and floor brokerage	42,518	36,555	37,225	16.3	(1.8)	1.8	1.7	1.9
Other operating expenses	240,504	201,177	181,612	19.5	10.8	10.3	9.1	9.2
Total non-interest expenses	2,190,027	1,917,630	1,788,217	14.2	7.2	93.9	86.8	90.6
Income from continuing operations before income taxes	141,567	290,794	185,229	(51.3)	57.0	6.1	13.2	9.4
Provision for income taxes	49,231	111,664	12,322	(55.9)	*	2.1	5.1	0.6
Income from continuing operations	$92,336	$179,130	$172,907	(48.5)	3.6	4.0%	8.1%	8.8%
Discontinued operations:
Loss from discontinued operations, net of tax	-	(3,063)	(10,894)	(100.0)	(71.9)	—	(0.1)	(0.5)
Net income	$92,336	$176,067	$162,013	(47.6)	8.7	4.0%	8.0%	8.3%

*	Percentage not meaningful.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Commissions	$749,536	$690,197	$640,287	8.6%	5.3%
Principal transactions	389,319	409,929	408,954	(5.0)	0.2
Investment banking:
Capital raising	307,571	289,313	256,012	6.3	19.2
Advisory	195,481	273,488	201,724	(28.5)	35.6
	503,052	562,802	457,736	(10.6)	26.4
Asset management and service fees	493,761	386,001	305,639	27.9	26.3
Net interest	133,702	144,708	96,171	(7.6)	50.5
Other income	62,224	14,785	64,659	320.9	(77.1)
Total net revenues	$2,331,594	$2,208,422	$1,973,446	5.6%	11.9%

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment, and the acquisitions of Sterne on June 5, 2015 and, to a lesser extent, Barclays on December 4, 2015. The results of operations for Sterne and Barclays are included in our results prospectively from the date of their respective acquisitions.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2015, commission revenues increased 8.6% to $749.5 million from $690.2 million in 2014. The increase is primarily attributable to an increase in mutual fund and equity transactions.

Principal transactions – For the year ended December 31, 2015, principal transactions revenues decreased 5.0% to $389.3 million from $409.9 million in 2014. The decrease from 2014 is primarily attributable to lower institutional equity brokerage revenues as a result of lower volumes. The decrease is partially offset by the revenues generated by the Sterne fixed income business acquired in June 2015.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2015, investment banking revenues decreased 10.6%, to $503.1 million from $562.8 million in 2014. The decrease is primarily attributable to a decrease in advisory fees, partially offset by an increase in capital raising revenues.

Capital-raising revenues increased 6.3% to $307.6 million for the year ended December 31, 2015, from $289.3 million in 2014. For the year ended December 31, 2015, equity capital-raising revenues decrease 35.0% to $151.2 million from $232.5 million in 2014. For the year ended December 31, 2015, fixed income capital-raising revenues decreased 56% to $113.6 million from $72.7 million in 2014.

Strategic advisory fees decreased 28.5% to $195.5 million for the year ended December 31, 2015, from $273.5 million in 2014. The decrease is primarily attributable to an decrease in the number of completed advisory transactions during 2015, as well as a decline in the number of larger transactions that were completed in 2014.

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

For the year ended December 31, 2015, asset management and service fee revenues increased 27.9% to $493.8 million from $386.0 million in 2014. The increase is primarily a result of an increase in the number and value of fee-based accounts. The growth of asset management and service fee revenues from the prior year were also attributable to contribution from the acquisitions of 1919 in November 2014 and Sterne in June 2015. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2015, other income increased 320.9% to $62.2 million from $14.8 million during 2014. Other income primarily includes gain on the sale of a portion of the Acacia loan portfolio, investment gains, and loan originations fees from Stifel Bank.

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

Commissions – For the year ended December 31, 2014, commission revenues increased 5.3% to $690.2 million from $640.3 million in 2013. The increase is primarily attributable to an increase in mutual fund and equity transactions.

Principal transactions – For the year ended December 31, 2014, principal transactions revenues increased 0.2% to $409.9 million from $409.0 million in 2013. The increase from 2013 is primarily attributable to higher institutional brokerage revenues as a result of higher volumes. The increase is also attributable to the revenues generated by the fixed income business acquired from Knight Capital in July 2013.

Investment banking – For the year ended December 31, 2014, investment banking revenues increased 26.4%, to $562.8 million from $457.7 million in 2013. The increase is primarily attributable to an increase in advisory fees and equity-capital raising revenues.

Capital-raising revenues increased 19.2% to $289.3 million for the year ended December 31, 2014, from $256.0 million in 2013. During the year ended December 31, 2014, equity capital-raising revenues increased 26.8% to $232.5 million from $183.3 million in 2013. For the year ended December 31, 2014, fixed income capital-raising revenues remained consistent with 2013 at  $72.7 million.

Strategic advisory fees increased 35.6% to $273.5 million for the year ended December 31, 2014, from $201.7 million in 2013. The increase is primarily attributable to an increase in the number of completed advisory transactions during 2014.

Asset management and service fees – For the year ended December 31, 2014, asset management and service fee revenues increased 26.3% to $386.0 million from $305.6 million in 2013. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2014, other income decreased 77.1% to $14.8 million from $64.7 million in 2013. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel)	$540,889	$22,421	4.15%	$481,210	$19,095	3.97%	$462,897	$18,222	3.94%
Interest-earning assets (Stifel Bank) *	5,163,611	136,841	2.65%	4,981,788	143,146	2.87%	4,224,407	101,489	2.42%
Other (Stifel)		19,839			23,728			22,828
Total interest revenue		$179,101			$185,969			$142,539
Interest-bearing liabilities:
Short-term borrowings (Stifel)	$45,492	$569	1.25%	$97,815	$1,092	1.12%	$252,948	$3,176	1.26%
Interest-bearing liabilities (Stifel Bank) *	4,794,751	7,813	0.16%	4,644,753	7,926	0.17%	3,967,402	11,775	0.30%
Stock loan (Stifel)	62,771	377	0.20%	45,758	76	0.17%	91,194	152	0.17%
Senior notes (Stifel Financial Corp.)	482,671	25,695	5.32%	460,178	26,617	5.78%	325,000	20,648	6.35%
Interest-bearing liabilities (Capital Trusts)	82,500	1,729	2.10%	82,500	1,687	2.04%	82,500	1,729	2.10%
Other (Stifel)		9,216			3,863			8,888
Total interest expense		$45,399			$41,261			$46,368
Net interest income		$133,702			$144,708			$96,171

*

See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bank’s average balances and interest income and expense.

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2015, net interest income decreased 7.6% to $133.7 million from $144.7 million in 2014.

For the year ended December 31, 2015, interest revenue decreased 3.7% to $179.1 million from $186.0 million in 2014, principally as a result of a $6.3 million decrease in interest revenue generated from the growth in interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $5.2 billion during the year ended December 31, 2015, compared to $5.0 billion during 2014 at average interest rates of 2.65% and 2.87%, respectively.

For the year ended December 31, 2015, interest expense increased 10.0% to $45.4 million from $41.3 million in 2014. The increase is primarily attributable to an increase in interest expense associated with our July 2014 issuance of $300.0 million of 4.250% senior notes, offset by the reduction of interest paid as a result of the redemption of the $175.0 million 6.70% senior notes in January 2015 and a decline in interest expense paid on the interest-bearing liabilities of Stifel Bank.

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Net interest income – For the year ended December 31, 2014, net interest income increased 50.4% to $144.7 million from $96.2 million in 2013.

For the year ended December 31, 2014, interest revenue increased 30.5% to $186.0 million from $142.5 million in 2013, principally as a result of a $41.7 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $5.0 billion during the year ended December 31, 2014, compared to $4.2 billion in 2013 at average interest rates of 2.87% and 2.42%, respectively.

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

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Non-interest expenses:
Compensation and benefits	$1,568,862	$1,403,932	$1,311,386	11.7%	7.1%
Occupancy and equipment rental	207,465	169,040	158,268	22.7	6.8
Communications and office supplies	130,678	106,926	99,726	22.2	7.2
Commissions and floor brokerage	42,518	36,555	37,225	16.3	(1.8)
Other operating expenses	240,504	201,177	181,612	19.5	10.8
Total non-interest expenses	$2,190,027	$1,917,630	$1,788,217	14.2%	7.2%

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

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

For the year ended December 31, 2015, compensation and benefits expense increased 11.7% to $1.57 billion from $1.40 billion in 2014. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) an increase in fixed compensation for additional administrative support staff; and 3) increased headcount.

Compensation and benefits expense for the year ended December 31, 2015, includes a non-cash charge of $23.8 million (pre-tax) related to the expensing of certain restricted stock awards granted to employees of Sterne, at the closing date of the acquisitions. There were no continuing service requirements associated with these restricted stock awards, and accordingly, they were expensed on the date of grant.

Compensation and benefits expense as a percentage of net revenues was 67.3% for the year ended December 31, 2015, compared to 63.6% for the year ended December 31, 2014.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, of $115.5 million (3.8% of net revenues) for the year ended December 31, 2015, compared to $104.2 million (4.7% of net revenues) in 2014. The upfront notes are amortized over a five- to ten-year period.

Occupancy and equipment rental – For the year ended December 31, 2015, occupancy and equipment rental expense increased 22.7% to $207.5 million from $169.0 million in 2014. The increase is primarily due to the increase in rent and depreciation expense due to an increase in office locations.  As of December 31, 2015, we have 402 locations compared to 367 at December 31, 2014.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2015, communications and office supplies expense increased 22.2% to $130.7 million from $106.9 million in 2014. The increase is primarily attributable to our growth from our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the year ended December 31, 2015, commissions and floor brokerage expense increased 16.3% to $42.5 million from $36.6 million in 2014. The increase is primarily attributable to an increase in trade execution costs.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, and professional service expenses.

For the year ended December 31, 2015, other operating expenses increased 19.5% to $240.5 million from $201.2 million in 2014.  The increase is primarily attributable to an increase in legal expenses, professional service fees in connection with our acquisition and regulatory compliance enhancement measures, travel and promotion, and license fees.

Provision for income taxes – For the year ended December 31, 2015, our provision for income taxes was $49.2 million, representing an effective tax rate of 38.4%, compared to $111.7 million in 2014, representing an effective tax rate of 38.4%. The provision for income taxes for the year ended December 31, 2015, was impacted by the recognition of a U.S. tax benefit due to a realized loss on our investment in Sterne UK Ltd.

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

Other operating expenses – For the year ended December 31, 2014, other operating expenses increased 10.8% to $201.2 million from $181.6 million during in 2013. The increase is primarily attributable to an increase in legal expenses, professional service fees in connection with our acquisition and regulatory compliance enhancement measures, travel and promotion, and license fees.

Provision for income taxes – For the year ended December 31, 2014, our provision for income taxes was $111.7 million, representing an effective tax rate of 38.4%, compared to $12.3 million in 2013, representing an effective tax rate of 6.7%. The provision for income taxes for the year ended December 31, 2014, was impacted by the decrease in the valuation allowance related to certain state credits and foreign net operating losses that we have determined to be more likely than not realizable. The provision for income taxes for the year ended December 31, 2014, was impacted by the U.S. tax benefit arising out of our company’s investment in SN Canada.

DISCONTINUED OPERATIONS

SN Canada ceased business operations as of September 30, 2014. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net revenues		$(121)	$11,794
Restructuring expense	—	217	6,881
Operating expenses	—	3,924	15,697
Total non-interest expenses	—	4,141	22,578
Loss from discontinued operations before income taxes	—	(4,262)	(10,784)
Income tax expense/(benefit)		(1,199)	110
Loss from discontinued operations, net of tax	$—	$(3,063)	$(10,894)

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

The success of our Global Wealth Management segment is dependent upon the quality of our products, services, financial advisors, and support personnel, including our ability to attract, retain, and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. Segment revenue growth, operating income, and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015	2014	2013
Revenues:
Commissions	$504,206	$453,730	$428,610	11.1%	5.9%	36.6%	36.8%	38.4%
Principal transactions	148,475	184,772	204,194	(19.6)	(9.7)	10.8	15.0	18.3
Asset management and service fees	492,814	385,182	304,541	27.9	26.5	35.8	31.2	27.3
Interest	164,793	166,402	122,413	(1.0)	35.9	12.0	13.5	10.9
Investment banking	43,687	45,472	49,921	(3.9)	(8.3)	3.2	3.7	4.4
Other income	33,742	8,801	25,165	283.4	(65.0)	2.4	0.7	2.3
Total revenues	1,387,717	1,244,359	1,134,844	11.5	9.7	100.8	100.9	101.6
Interest expense	10,404	11,708	17,665	(11.1)	(33.7)	0.8	0.9	1.6
Net revenues	1,377,313	1,232,651	1,117,179	11.7	10.3	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	781,573	703,679	648,681	11.1	8.5	56.7	57.1	58.1
Occupancy and equipment rental	82,015	71,526	65,686	14.7	8.9	6.0	5.8	5.8
Communication and office supplies	46,825	38,779	36,897	20.7	5.1	3.4	3.2	3.3
Commissions and floor brokerage	17,431	13,913	15,185	25.3	(8.4)	1.3	1.1	1.4
Other operating expenses	67,343	57,776	51,158	16.6	12.9	4.9	4.7	4.6
Total non-interest expenses	995,187	885,673	817,607	12.4	8.3	72.3	71.9	73.2
Income before income taxes	$382,126	$346,978	$299,572	10.1%	15.8%	27.7%	28.1%	26.8%

	December 31,
	2015	2014	2013
Branch offices (actual)	362	330	316
Financial advisors (actual)	2,172	1,965	1,934
Independent contractors (actual)	719	138	143

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

NET REVENUES

For the year ended December 31, 2015, Global Wealth Management net revenues increased 11.7% to a record $1.40 billion from $1.23 billion in 2014. The increase in net revenues for the year ended December 31, 2015, over 2014, is primarily attributable to growth in asset management and service fees, as a result of the acquisitions of 1919 in November 2014 and Sterne in June 2015; an increase in commission revenues; and an increase in other income. The increase in net revenues was partially offset by a decline in principal transaction revenues and investment banking revenues.

Commissions – For the year ended December 31, 2015, commission revenues increased 11.1% to $504.2 million from $453.7 million in 2014. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds, and insurance products, partially offset by lower trading volumes impacting the environment for both us and the industry.

Principal transactions – For the year ended December 31, 2015, principal transactions revenues decreased 19.6% to $148.5 million from $184.8 million in 2014. The decrease is primarily attributable to a decrease in fixed income products as a result of lower trading volumes and the current, low interest rate environment.

Asset management and service fees – For the year ended December 31, 2015, asset management and service fees increased 27.9% to $492.8 million from $385.2 million in 2014. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues are billed in arrears based on values as of the prior period end. The value of assets in fee-based accounts at December 31, 2015 increased 20.9% to $42.2 billion from $34.9 billion at December 31, 2014, of which 52.9% is attributable to net inflows and 47.1% is attributable to market appreciation. The number of fee-based accounts at December 31, 2015, increased 19.4% from December 31, 2014.

Interest revenue – For the year ended December 31, 2015, interest revenue decreased 1.0% to $164.8 million from $166.4 million in 2014. The decrease is primarily due to a decline of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 3.9% to $43.7 million for the year ended December 31, 2015, from $45.5 million in 2014. The decrease is primarily attributable to a decrease in corporate equity sales credits from 2014.

Other income – For the year ended December 31, 2015, other income increased 283.4% to $33.7 million from $8.8 million 2014. The increase is primarily attributable to the sale of a portion of the Acacia loan portfolio and an increase in mortgage fees from loan originations at Stifel Bank, partially offset by investment losses.

Interest expense – For the year ended December 31, 2015, interest expense decreased 11.1% to $10.4 million from $11.7 million in 2014. The decrease is primarily attributable to lower interest expense on the interest-bearing liabilities of Stifel Bank, which is driven by the run-off of the time deposits from the Acacia acquisition and amortization of the notional value of our interest rate derivatives.

NON-INTEREST EXPENSES

For the year ended December 31, 2015, Global Wealth Management non-interest expenses increased 12.4% to $995.2 million from $885.7 million in 2014.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of December 31, 2015, we have 362 branch offices compared to 330 at December 31, 2014. In addition, since December 31, 2014, we have added 329 financial advisors and 454 support staff.

Compensation and benefits – For the year ended December 31, 2015, compensation and benefits expense increased 11.1% to $781.6 million from $703.7 million in 2014. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 56.7% for the year ended December 31, 2015, compared to 57.1% in 2014.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, of $60.7 million (4.4% of net revenues) for the year ended December 31, 2015, compared to $65.5 million (5.3% of net revenues) in 2014. The upfront notes are amortized over a five- to ten-year period.

Occupancy and equipment rental – For the year ended December 31, 2015, occupancy and equipment rental expense increased 14.7% to $82.0 million from $71.5 million in 2014. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the year ended December 31, 2015, communications and office supplies expense increased 20.7% to $46.8 million from $38.8 million in 2014. The increase is primarily attributable to higher office supplies expense as a result of the continued expansion of the segment.

Commissions and floor brokerage – For the year ended December 31, 2015, commissions and floor brokerage expense increased 25.3% to $17.4 million from $13.9 million in 2014. The increase is primarily attributable to an increase in clearing fees.

Other operating expenses – For the year ended December 31, 2015, other operating expenses increased 16.6% to $67.3 million from $57.8 million in 2014. The increase in other operating expenses is primarily attributable to an increase in legal expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2015, income before income taxes increased 10.1% to $382.1 million from $347.0 million in 2014. Profit margins (income before income taxes as a percent of net revenues) were impacted by an increase in operating expenses.

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

NET REVENUES

For the year ended December 31, 2014, Global Wealth Management net revenues increased 10.3% to $1.23 billion from $1.12 billion in 2013. The increase in net revenues for the year ended December 31, 2014, over 2013, is primarily attributable to growth in asset management and service fees; increased net interest revenues; and an increase in commission revenues. The increase in net revenues was partially offset by a decline in principal transaction revenues, other income, and investment banking revenues.

Commissions – For the year ended December 31, 2014, commission revenues increased 5.9% to $453.7 million from $428.6 million in 2013. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds, and insurance products, partially offset by lower trading volumes impacting the environment for both us and the industry.

Principal transactions – For the year ended December 31, 2014, principal transactions revenues decreased 9.7% to $184.8 million from $204.2 million in 2013. The decrease is primarily attributable to a decrease in fixed income products as a result of lower trading volumes and the current, low interest rate environment.

Asset management and service fees – For the year ended December 31, 2014, asset management and service fees increased 26.5% to $385.2 million from $304.5 million in 2013. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues are billed in arrears based on values as of the prior period end. The value of assets in fee-based accounts increased 20.4% to 34.9 billion from 29.0 billion at December 31, 2013, of which 52.9% is attributable to net inflows and 47.1% is attributable to market appreciation. The number of fee-based accounts at December 31, 2014, increased 15.4% from December 31, 2013.

Interest – For the year ended December 31, 2014, interest revenue increased 35.9% to $166.4 million from $122.4 million in 2013. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. This growth is driven by an increase in the loan portfolio, which has higher yields and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Investment banking – Investment banking decreased 8.3% to $45.5 million for the year ended December 31, 2014, from $49.9 million in 2013.  The decrease is primarily attributable to a decrease in corporate equity sales credits from 2014.

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

Compensation and benefits – For the year ended December 31, 2014, compensation and benefits expense increased 8.5% to $703.7 million from $648.7 million in 2013. The increase is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 57.1% for the year ended December 31, 2014, compared to 58.1% for the year ended December 31, 2013.

Transition pay was $65.5 million (5.3% of net revenues) for the year ended December 31, 2014, compared to $65.8 million (5.9% of net revenues) for the year ended December 31, 2013.

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

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2015			December 31, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest bearing cash and federal funds sold	$65,827	$163	0.25%	$172,052	$420	0.24%
State and municipal securities:
Taxable	—	—	—	8,403	512	6.09
Tax-exempt[1]	76,257	2,706	3.55	77,395	3,706	4.79
Mortgage-backed securities	1,093,898	25,206	2.30	1,373,446	36,248	2.64
Corporate fixed income securities	307,047	6,694	2.18	470,790	10,157	2.16
Asset-backed securities	863,137	19,181	2.22	966,022	20,903	2.16
Federal Home Loan Bank (“FHLB”) and other capital stock	20,776	722	3.48	8,090	32	0.40
Loans[2]
Securities based loans	948,840	21,063	2.22	599,777	14,207	2.37
Commercial and industrial	1,158,936	37,167	3.21	775,632	27,498	3.55
Consumer	23,158	378	1.63	3,221	76	2.36
Residential real estate	395,775	16,869	4.26	375,672	24,808	6.60
Commercial real estate	24,091	1,046	4.34	14,773	641	4.34
Home equity lines of credit	12,233	334	2.73	14,229	384	2.70
Construction and land	803	26	3.28	231	11	4.64
Loans held for sale	172,832	5,286	3.06	122,056	3,543	2.90
Total interest-earning assets[3]	5,163,610	136,841	2.65%	4,981,789	$143,146	2.87%
Cash and due from banks	2,985			3,526
Other non interest-earning assets	80,006			73,950
Total assets	$5,246,601			$5,059,265
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,500,268	$6,360	0.14%	$4,419,699	$8,214	0.19%
Time deposits	39,278	860	2.19	133,842	(402)	(0.30)
Demand deposits	76,262	42	0.06	63,158	33	0.05
Savings	17	—	0.05	520	—	0.01
FHLB advances	178,925	551	0.31	27,534	81	0.29
Total interest-bearing liabilities[3]	4,794,750	7,813	0.16	4,644,753	7,926	0.17
Non interest-bearing deposits	19,004			20,345
Other non interest-bearing liabilities	31,155			23,188
Total liabilities	4,844,909			4,688,286
Stockholders’ equity	401,692			370,978
Total liabilities and stockholders’ equity	$5,246,601			$5,059,264
Net interest margin		$129,028	2.50%		$135,220	2.75%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$289,553	$726	0.25%
State and municipal securities:
Taxable	113,111	3,938	3.48
Tax-exempt[1]	74,947	1,735	2.32
Mortgage-backed securities	1,248,829	28,685	2.3
Corporate fixed income securities	549,711	12,177	2.22
Asset-backed securities	740,426	15,590	2.11
FHLB and other capital stock	4,198	30	0.71
Loans[2]	1,122,086	35,868	3.27
Loans held for sale	81,546	2,740	3.36
Total interest-earning assets[3]	4,224,407	$101,489	2.42%
Cash and due from banks	8,126
Other non interest-earning assets	66,195
Total assets	$4,298,728
Liabilities and stockholders’ equity:
Deposits:
Money market	$3,844,984	$10,781	0.28%
Demand deposits	43,288	908	2.10
Time deposits	72,091	45	0.06
Savings	2,683	5	0.20
FHLB advances	4,356	36	0.81
Total interest-bearing liabilities[3]	3,967,402	11,775	0.30
Non interest-bearing deposits	11,182
Other non interest-bearing liabilities	24,088
Total liabilities	4,002,672
Stockholders’ equity	296,056
Total liabilities and stockholders’ equity	$4,298,728
Net interest margin		$89,714	2.14%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2015, interest revenue for Stifel Bank of $136.8 million was generated from weighted-average interest-earning assets of $5.16 billion at a weighted-average interest rate of 2.65%. For the year ended December 31, 2014, interest revenue for Stifel Bank of $143.1 million was generated from weighted-average interest-earning assets of $4.98 billion at a weighted-average interest rate of 2.87%. For the year ended December 31, 2013, interest revenue for Stifel Bank of $101.5 million was generated from weighted-average interest-earning assets of $4.22 billion at a weighted-average interest rate of 2.42%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits, and other interest expense. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2015, was $4.79 billion at a weighted-average interest rate of 0.16%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2014, was $4.64 billion at a weighted-average interest rate of 0.17%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2013, was $3.97 billion at a weighted-average interest rate of 0.30%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel and, to a lesser extent, with FHLB advances. At December 31, 2015, the balance of Stifel brokerage customer deposits at Stifel Bank was $6.6 billion compared to $4.7 billion at December 31, 2014.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(263)	$6	$(257)	$(287)	$(19)	$(306)
State and municipal securities:
Taxable	(256)	(256)	(512)	(17,983)	14,557	(3,426)
Tax-exempt	(54)	(946)	(1,000)	55	1,916	1,971
Mortgage-backed securities	(6,801)	(4,241)	(11,042)	1,997	5,566	7,563
Corporate fixed income securities	(3,571)	107	(3,464)	(1,692)	(328)	(2,020)
Asset-backed securities	(2,307)	585	(1,722)	4,870	443	5,313
FHLB and other capital stock	116	573	689	19	(17)	2
Loans	25,451	(16,193)	9,258	27,454	4,303	31,757
Loans held for sale	4,448	(2,705)	1,743	(1,158)	1,961	803
	$16,763	$(23,070)	$(6,307)	$13,275	$28,382	$41,657
Interest expense:
Deposits:
Money market	$153	$(2,006)	$(1,853)	$1,445	$(4,012)	$(2,567)
Time deposits	(118)	1,380	1,262	495	(1,805)	(1,310)
Demand deposits	(4)	13	9	(9)	(3)	(12)
Savings	—	—	—	(2)	(3)	(5)
FHLB advances	466	4	470	48	(3)	45
	$497	$(609)	$(112)	$1,977	$(5,826)	$(3,849)

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

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,700	$1	$(3)	$1,698
State and municipal securities	75,953	28	(1,814)	74,167
Mortgage-backed securities:
Agency	306,309	125	(1,541)	304,893
Commercial	11,177	134	(1)	11,310
Non-agency	2,679	2	(163)	2,518
Corporate fixed income securities	321,017	743	(2,352)	319,408
Asset-backed securities	922,563	774	(7,424)	915,913
	$1,641,398	$1,807	$(13,298)	$1,629,907
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,257,808	$23,346	$(3,105)	$1,278,049
Commercial	59,521	1,832	—	61,353
Non-agency	929	—	(15)	914
Asset-backed securities	496,996	2,076	(4,139)	494,933
Corporate fixed income securities	40,145	—	(396)	39,749
	$1,855,399	$27,254	$(7,655)	$1,874,998

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:				—
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074
	$1,520,517	$7,133	$(14,172)	$1,513,478
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017
	$1,177,565	$38,338	$(3,927)	$1,211,976

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.
[2]

Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:				—
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336
	$1,762,516	$14,022	$(20,285)	$1,756,253
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735
	$1,312,115	$7,324	$(13,480)	$1,305,959

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.
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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we did not recognize any credit-related OTTI during the years ended December 31, 2015, 2014, and 2013 respectively.

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

We believe the gross unrealized losses related to all other securities of $21.0 million as of December 31, 2015, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2015, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale:[1]
U.S. government agency securities	$701	$997	$—	$—	$1,698
State and municipal securities	—	—	7,333	66,834	74,167
Mortgage-backed securities:
Agency	—	—	614	304,279	304,893
Commercial	—	—	—	11,310	11,310
Non-agency	—	67	—	2,451	2,518
Corporate fixed income securities	9,023	256,001	54,384	—	319,408
Asset-backed securities	—	—	209,429	706,484	915,913
	$9,724	$257,065	$271,760	$1,091,358	$1,629,907
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$210,179	$1,047,629	$1,257,808
Commercial	—	—	59,521	—	59,521
Non-agency	—	—	—	929	929
Asset-backed securities	—	—	—	496,996	496,996
Corporate fixed income securities	—	40,145	—	—	40,145
	$—	$40,145	$269,700	$1,545,554	$1,855,399
Weighted-average yield[2]	2.72%	2.23%	2.17%	2.22%	2.24%

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
[2]	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2015.

III.	Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio held for investment for the periods indicated (in thousands):

	As of December 31,
	2015	2014	2013	2012	2011
Securities based loans	$1,388,953	$732,799	$508,866	$425,295	$371,309
Commercial and industrial	1,216,656	896,853	552,333	300,034	186,996
Consumer	36,846	25,489	618	87	90
Residential real estate	429,132	432,646	372,789	65,657	51,755
Commercial real estate	92,623	15,902	12,284	12,805	3,107
Home equity lines of credit	12,475	12,945	16,327	19,531	24,086
Construction and land	3,899	—	490	510	514
Total Gross loans	3,180,584	2,116,634	1,463,707	823,919	637,857
Unamortized loan discount	(5,296)	(30,533)	(45,100)	—	—
Unamortized loan origination costs, net of loan fees	(1,567)	(1,631)	(1,920)	(1,207)	(421)
Loans in process	(419)	1,681	334	1,370	4
Allowance for loan losses	(29,787)	(20,731)	(12,668)	(8,145)	(5,300)
	$3,143,515	$2,065,420	$1,404,353	$815,937	$632,140

The maturities of the loan portfolio at December 31, 2015, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$1,448,404	$868,825	$863,355	$3,180,584

The sensitivity of loans with maturities in excess of one year at December 31, 2015, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$836,289	$812,270	$1,648,559
Fixed rate loans	32,536	51,085	83,621
	$868,825	$863,355	$1,732,180

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses, beginning of period	$20,731	$12,668	$8,145	$5,300	$2,331
Provision for loan losses	9,069	8,531	8,842	3,004	2,925
Charge-offs:
Commercial and industrial	—	(510)	(3,864)	—	—
Residential real estate	(144)	—	(501)	(254)	(5)
Consumer	—	(16)	—	—	—
Commercial real estate	—	—	—	—	(5)
Other	—	(5)	(7)	—	—
Total charge-offs	(144)	(531)	(4,372)	(254)	(10)
Recoveries	131	63	53	95	54
Allowance for loan losses, end of period	$29,787	$20,731	$12,668	$8,145	$5,300
Net charge-offs to average bank loans outstanding, net	0.02%	0.03%	0.40%	0.02%	(0.01)%

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2015		December 31, 2014
	Balance	Percent[1]	Balance	Percent[1]
Commercial and industrial	$24,748	38.2%	$16,609	42.4%
Securities based loans	1,607	43.7	1,099	34.6
Consumer	104	1.2	156	1.2
Residential real estate	1,242	13.5	787	20.4
Home equity lines of credit	290	0.4	267	0.6
Commercial real estate	264	2.9	232	0.8
Construction and land	78	0.1	—	—
Qualitative	1,454	—	1,581	—
	$29,787	100.0%	$20,731	100.0%

	December 31, 2013		December 31, 2012
	Balance	Percent[1]	Balance	Percent[1]
Commercial and industrial	$9,832	37.7%	$5,450	36.4%
Securities based loans	892	34.9	638	51.6
Commercial real estate	198	0.8	691	1.5
Consumer	—	—	9	—
Residential real estate	408	25.5	408	8.0
Home equity lines of credit	174	1.1	195	2.4
Construction and land	12	—	13	0.1
Qualitative	1,152	—	741	—
	$12,668	100.0%	$8,145	100.0%

[1]	Loan category as a percentage of total loan portfolio.

	December 31, 2011
	Balance	Percent[1]
Commercial and industrial	$2,595	29.3%
Securities based loans	501	58.2
Commercial real estate	633	0.5
Consumer	9	—
Residential real estate	679	8.1
Home equity lines of credit	—	—
Construction and land	—	—
Qualitative	883	3.9
	$5,300	100.0%

[1]	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2015, we had $0.9 million of non-accrual loans, net of discounts, which included $0.2 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. At December 31, 2014, 2013, 2012, and 2011, we had $4.9 million, $1.5 million, $1.8 million, and $2.5 million of non-accrual loans, respectively, which included $1.0 million, $0.4 million, $1.6 million, and $0.3 million of trouble debt restructurings, respectively, for which there was a specific allowance of $0.3 million, $0.2 million, $0.6 million, and $0.6 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2015, 2014, 2013, 2012, and 2011, were insignificant to the consolidated financial statements.

See the section entitled “Critical Accounting Policies and Estimates” herein regarding our policies for establishing loan loss reserves, including placing loans on non-accrual status.

IV.	Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$4,576,642	0.05%	$4,473,104	0.05%	$3,847,886	0.30%
Certificates of deposit (time deposits)	$39,278	2.19%	$97,854	0.31%	$43,288	2.10%
Demand deposits (non-interest-bearing)	$18,510	*	$17,710	*	$69,189	*
Savings accounts	$17	0.05%	$38	0.05%	$2,683	0.20%

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2015, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$1,568	$1,442	$2,456	$2,259	$7,725

V.	Return on Equity and Assets

	Year Ended December 31,
	2015	2014	2013
Return on assets (net income as a percentage of average total assets)	0.88%	1.86%	1.89%
Return on equity (net income as a percentage of average shareholders’ equity)	3.74%	7.97%	8.25%
Dividend payout ratio[1]	—%	—%	—%
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	23.43%	23.42%	22.93%

[1]	We did not declare or pay any dividends during 2015, 2014, or 2013.

VI. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
Year Ended December 31, 2015:
Amount outstanding at December 31, 2015	$30,000	$329,670
Weighted-average interest rate thereon	1.13%	0.65%
Maximum amount outstanding at any month-end	$465,648	$329,670
Average amount outstanding during the year	$45,646	$62,771
Weighted-average interest rate thereon	1.01%	0.65%
Year Ended December 31, 2014:
Amount outstanding at December 31, 2014	$—	$4,215
Weighted-average interest rate thereon	—%	nm
Maximum amount outstanding at any month-end	$414,900	$79,164
Average amount outstanding during the year	$97,815	$45,758
Weighted-average interest rate thereon	1.12%	0.17%
Year Ended December 31, 2013:
Amount outstanding at December 31, 2013	$55,700	$40,101
Weighted-average interest rate thereon	1.22%	0.16%
Maximum amount outstanding at any month-end	$546,200	$176,771
Average amount outstanding during the year	$252,948	$91,194
Weighted-average interest rate thereon	1.26%	0.17%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015	2014	2013
Revenues:
Commissions	$241,528	$224,046	$211,989	7.8%	5.7%	24.8%	22.5%	24.5%
Principal transactions	244,646	237,578	211,576	3.0	12.3	25.1	23.8	24.5

Capital raising	264,858	243,229	198,463	8.9	22.6	27.1	24.4	23.0
Advisory fees	192,584	273,333	202,253	(29.5)	35.1	19.7	27.4	23.4
Investment banking	457,442	516,562	400,716	(11.4)	28.9	46.9	51.8	46.4
Interest	15,053	21,784	18,544	(30.9)	17.5	1.5	2.2	2.1
Other income	26,594	6,089	34,040	336.7	(82.1)	2.7	0.6	3.9
Total revenues	985,263	1,006,059	876,865	(2.1)	14.7	101.0	100.9	101.4
Interest expense	9,669	8,988	12,494	7.6	(28.1)	1.0	0.9	1.4
Net revenues	975,594	997,071	864,371	(2.2)	15.4	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	596,561	612,330	522,873	(2.6)	17.1	61.1	61.4	60.5
Occupancy and equipment rental	49,808	47,207	45,824	5.5	3.0	5.1	4.7	5.3
Communication and office supplies	64,168	55,570	48,192	15.5	15.3	6.6	5.6	5.6
Commissions and floor brokerage	25,087	22,642	22,039	10.8	2.7	2.6	2.3	2.5
Other operating expenses	98,928	93,776	75,844	5.5	23.6	10.1	9.4	8.8
Total non-interest expenses	834,552	831,525	714,772	0.4	16.3	85.5	83.4	82.7
Income before income taxes	$141,042	$165,546	$149,599	(14.8)%	10.7%	14.5%	16.6%	17.3%

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

NET REVENUES

For the year ended December 31, 2015, Institutional Group net revenues decreased 2.2% to $975.6 million from $997.1 million in 2014. The increase in net revenues for the year ended December 31, 2015, over 2014, was primarily attributable to a decrease in advisory fees. The decrease was offset by improved capital-raising revenues, and growth of brokerage revenues.

Commissions – For the year ended December 31, 2015, commission revenues increased 7.8% to $241.5 million from $224.0 million in 2014.

Principal transactions – For the year ended December 31, 2015, principal transactions revenues increased 3.0% to $244.6 million from $237.6 million in 2014.

For the year ended December 31, 2015, equity brokerage revenues decrease 5.9% to $235.2 million from $250.2 million in 2014. The decrease is a result of industry-wide declines in volume.

For the year ended December 31, 2015, fixed income brokerage revenues increased 18.7% to $251.0 $251.0million from $211.4$211.4million in 2014. The increase is primarily attributable to an improvement in fixed income trading volumes, as a result of the acquisition of the Sterne fixed income business in June 2015.

Investment banking – For the year ended December 31, 2015, investment banking revenues decreased 11.4% to $457.4 million from $516.6 million in 2014. The decrease is attributable to lower advisory fees, offset by higher capital-raising revenues in 2015.

For the year ended December 31, 2015, strategic advisory fees increased 8.9% to $264.9 million from $243.2 million in 2014. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable periods in 2014.

For the year ended December 31, 2015, capital-raising revenues decreased 29.5% to $192.6 million from $273.3 million in 2014.

For the year ended December 31, 2015, equity capital-raising revenues decrease 25.2% to $161.7 million from $185.8 million in 2014. The decrease was primarily attributable to a decrease in the number of transactions over 2014.

For the year ended December 31, 2015, fixed income capital-raising revenues increased 79.5% to $103.2 million from $57.5 million in 2014. The increase is primarily attributable to an increase in the municipal bond origination business, primarily as a result of our acquisition of Sterne Agee in June 2015.

Other income – For the year ended December 31, 2015, other income increased 336.7% to $26.6 million from $6.1 million in 2014.

NON-INTEREST EXPENSES

For the year ended December 31, 2015, Institutional Group non-interest expenses increased 0.4% to $834.6 million from $831.5 million in 2014.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 355 revenue producers and 91 support staff since December 31, 2014.

Compensation and benefits – For the year ended December 31, 2015, compensation and benefits expense decreased 2.6% to $596.6 million from $612.3 million in 2014. The increase is principally due to the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 61.1% for the year ended December 31, 2015, compared to 61.4% in 2014.

Occupancy and equipment rental – For the year ended December 31, 2015, occupancy and equipment rental expense increased 5.5% to $49.8 million from $47.2 million in 2014. The increase is primarily due to an increase in rent expense.

Communications and office supplies – For the year ended December 31, 2015, communications and office supplies expense increased 15.5% to $64.2 million from $55.6 million in 2014. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the year ended December 31, 2015, commissions and floor brokerage expense increased 10.8% to $25.1 million from $22.6 million in 2014. The increase is primarily attributable to an increase in clearing expenses.

Other operating expenses – For the year ended December 31, 2015, other operating expenses increased 5.5% to $98.9 million from $93.8 million in 2014. The increase is primarily attributable to an increase in travel and promotion expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2015, income before income taxes for the Institutional Group segment decreased 14.8% to $141.0 million from $165.5 million in 2014. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 14.5% for the year ended December 31, 2015, from 16.6% in 2014 as a result of an increase in operating expenses and lower revenues.

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

NET REVENUES

For the year ended December 31, 2014, Institutional Group net revenues increased 15.4% to $997.1 million from $864.4 million in 2013. The increase in net revenues for the year ended December 31, 2014, over the comparable period in 2013, was primarily attributable to an increase in advisory fees, improved capital-raising revenues, and growth of brokerage revenues.

Commissions – For the year ended December 31, 2014, commission revenues increased 5.7% to $224.0 million from $212.0 million in 2013.

Principal transactions – For the year ended December 31, 2014, principal transactions revenues increased 12.3% to $237.6 million from $211.6 million in 2013.

For the year ended December 31, 2014, equity institutional brokerage revenues increased 9.2% to $250.2 million from $229.1 million in 2013. The increase is primarily attributable to higher trading volumes as a result of market volatility during the first half of 2014. This growth was negatively impacted during the third quarter of 2014 as a result of industry-wide declines in volume.

For the year ended December 31, 2014, fixed income institutional brokerage revenues increased 8.7% to $211.4 million from $194.4 million in 2013. The increase is primarily attributable to an improvement in fixed income trading volumes in the first half of 2015, as a result of the acquisition of the fixed income business from Knight Capital in July 2013, offset by lower trading volumes in the third quarter of 2014 that impacted the industry.

Investment banking – For the year ended December 31, 2014, investment banking revenues increased 28.9% to $516.6 million from $400.7 million in 2013. The increase is attributable to higher advisory fees and capital-raising revenues in 2014 compared to 2013.

For the year ended December 31, 2014, strategic advisory fees increased 22.6% to $243.2 million from $198.5 million in 2013. The increase is primarily attributable to an increase in the number of completed advisory transactions and the aggregate transaction value over the comparable period in 2013.

For the year ended December 31, 2014, capital-raising revenues increased 35.1% to $273.3 million from $202.3 million in 2013.

For the year ended December 31, 2014, equity capital-raising revenues increased 24.7% to $185.8 million from $149.0 million in 2013. The increase was primarily attributable to an increase in the number of transactions over 2013.

For the year ended December 31, 2014, fixed income capital-raising revenues increased 16.2% to $57.5 million from $49.5 million in 2013. The increase is primarily attributable to the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, which was completed in July 2013, and De La Rosa, which closed on April 3, 2014, in addition to our investments over the past year in this business.

Interest – For the year ended December 31, 2014, interest revenue increased 17.5% to $21.8 million from $18.5 million in 2013.

Other income – For the year ended December 31, 2014, other income decreased 82.1% to $6.1 million from $34.0 million in 2013. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during 2013.

Interest expense – For the year ended December 31, 2014, interest expense decreased 28.1% to $9.0 million from $12.5 million in 2013.

NON-INTEREST EXPENSES

For the year ended December 31, 2014, Institutional Group non-interest expenses increased 16.3% to $831.5 million from $714.8 million in 2013.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 287 revenue producers and 62 support staff since December 31, 2014. This growth is primarily attributable to the acquisitions of De La Rosa and Oriel during the year ended December 31, 2014.

Compensation and benefits – For the year ended December 31, 2014, compensation and benefits expense increased 17.1% to $612.3 million from $522.9 million in 2013. The increase is principally due to the growth of the business and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 61.4% for the year ended December 31, 2014, compared to 60.5% for the year ended December 31, 2013.

Occupancy and equipment rental – For the year ended December 31, 2014, occupancy and equipment rental expense increased 3.0% to $47.2 million from $45.8 million in 2013. The increase is primarily due to the increase in office locations as a result of the growth of the business.

Communications and office supplies – For the year ended December 31, 2014, communications and office supplies expense increased 15.3% to $55.6 million from $48.2 million in 2013. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

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

Other operating expenses – For the year ended December 31, 2014, other operating expenses increased 23.6% to $93.8 million from $75.8 million in 2013. The increase is primarily attributable to an increase in legal expenses, professional service fees, and travel and promotion expenses.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2014, income before income taxes for the Institutional Group segment increased 10.7% to $165.5 million from $149.6 million in 2013. Profit margins (income before income taxes as a percentage of net revenues) for the year ended December 31, 2014, have declined to 15.4% from 16.6% in 2013 as a result of an increase in operating expenses.

have been impacted by an increase in net revenues, offset by an increase in non-compensation operating expenses.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net revenues	$(21,313)	$(21,298)	$(8,104)	(0.1)%	162.8%
Non-interest expenses:
Compensation and benefits	190,730	87,923	139,832	116.9	(37.1)
Other operating expenses	169,558	112,509	116,006	50.7	(3.0)
Total non-interest expenses	360,288	200,432	255,838	79.8	(21.7)
Loss before income taxes	$(381,601)	$(221,730)	$(263,942)	72.1%	(16.0)%

The other segment includes expenses related to the Company’s acquisition strategy and the investments made in the Company’s infrastructure and control environment.

The expenses relating to the Company’s acquisition strategy, which are included in the other segment, consists of stock-based compensation and duplicative operating costs from our various acquisitions. The following shows the expenses that are part of the other segment related to acquisitions.

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Non-interest expenses:
Compensation and benefits	$96,772	$25,914	$74,395	273.4	(65.2)
Other operating expenses	60,831	16,218	30,566	275.1	(46.9)
Total non-interest expenses	$157,603	$42,132	$104,961	274.1	(59.9)

The above expenses are related to the acquisitions of Barclays and Sterne in 2015; Merchant Capital, 1919 Investment Counsel, Oriel, and De La Rosa in 2014; and ZCM, the Fixed Income Sales and Trading Business from Knight Capital, and KBW in 2013.

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

The expenses not associated with acquisition-related activities in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Non-interest expenses:
Compensation and benefits	$93,958	$62,009	$65,437	51.5%	(5.2	) %
Other operating expenses	108,727	96,291	85,440	12.9	12.7
Total non-interest expenses	$202,685	$158,300	$150,877	28.0%	4.9%

Non-interest expenses increased $44.4 million from 2014 consisting of a $31.9 million, or 51.5%, increase in compensation and benefits and a $12.4 million, or 12.9%, in other operating expenses. The increases are attributable to the building out of our infrastructure and our regulatory compliance enhancement measures primarily to meet the enhanced prudential regulatory requirements imposed upon surpassing $10 billion in assets, which the Company did in the 4th quarter of 2015.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $13.3$13.34 billion at December 31, 2015, were up 40.1% over December 31, 2014. The increase is primarily attributable to increases in bank loans, the growth of our investment portfolio, which consists of available-for-sale and held-to-maturity securities and the recognition of goodwill associated with our acquisitions of Sterne and Barclays. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2015, our liabilities were comprised primarily of senior notes of $750.0 million, trust preferred securities of $82.5 million, deposits of $6.64 billion at Stifel Bank, and payables to customers of $1.0 billion at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $712.8 million. To meet our obligations to clients and operating needs, we had $811.0 million in cash and cash equivalents at December 31, 2015. We also had client brokerage receivables of $1.6 billion at Stifel and $$3.1 billion in loans held for investment at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $121.2 million to $811.0 million at December 31, 2015, from $689.8 million at December 31, 2014. Operating activities used cash of $326.7 million primarily due to an increase in operating assets, offset by an increase in operating liabilities, the net effect of non-cash items, and net income recognized in 2015. Investing activities used cash of $2.0 billion due to an increase in our loan portfolio purchases of our available-for-sale and held-to-maturity securities as part of the investment strategy at Stifel Bank, acquisitions, net of acquired cash, purchases of investment securities, and fixed asset purchases, partially offset by proceeds from the maturity of available-for-sale securities, sale of investments, and bank customer loan repayments. Financing activities provided cash of $2.4 billion primarily due to an increase in affiliated deposits and the proceeds from our $300.0 million senior note issuance in December 2015, offset by repayments of our short-term borrowings, redemption of our $175.0 million 6.79% senior notes in January 2015, and purchases of our common stock into treasury.

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

As of December 31, 2015, we had $13.3 billion in assets, $5.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,		Average
	2015	2014	Conversion
Cash and cash equivalents	$811,019	$689,782
Receivables from brokers, dealers, and clearing organizations	601,831	651,074	3 days
Securities purchased under agreements to resell	160,423	55,078	1 day
Financial instruments owned at fair value	747,348	782,912	5 days
Available-for-sale securities at fair value	1,629,907	1,513,478	3 days
Held-to-maturity securities at amortized cost	1,855,399	1,177,565	10 days
Investments	103,357	131,425	5 days
Total cash and assets readily convertible to cash	$5,909,284	$5,001,314

As of December 31, 2015 and 2014, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2015		December 31, 2014
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$39,324	$—	$37,134	$—
Financial instruments owned at fair value	278,674	508,538	39,180	425,108
Available-for-sale securities at fair value	—	2,032,503	—	1,210,193
Investments	—	35,688	—	41,150
	$317,998	$2,576,729	$76,314	$1,676,451

Liquidity Available from Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bank.

Stifel is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit items arising from client transactions. Covenants in Stifel’s committed secured financing facilities require its net capital to be a minimum of 7% of aggregate debit items. At December 31, 2015, Stifel significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, Stifel had excess net capital of $279.3 million. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

Stifel Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of Stifel Bank’s current calendar year and the previous two calendar years’ retained net income, and Stifel Bank maintains its targeted capital to risk-weighted assets ratios. At December 31, 2015, Stifel Bank had $59.0 million of capital in excess of the amount it would need at December 31, 2015 to maintain its targeted risk-weighted assets ratio of 7.0%.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above, and in certain instances may be subject to regulatory requirements.

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2015, the maximum number of shares that may yet be purchased under this plan was 5.8 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

At December 31, 2015, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2015, available cash and highly liquid investments comprised approximately 27% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At December 31, 2015, we have $57.0 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at or near par.

Cash and Cash Equivalents – We held $811.0 million of cash and cash equivalents at December 31, 2015, compared to $689.8 million at December 31, 2014. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $1.63 billion in available-for-sale investment securities at December 31, 2015, compared to $1.51 billion at December 31, 2014. As of December 31, 2015, the weighted-average life of the investment securities portfolio was approximately 2.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of December 31, 2015, we had $6.64 billion in deposits compared to $4.79 billion at December 31, 2014. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at December 31, 2015, totaled $980.0 million with seven banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $496.5 million during the year ended December 31, 2015. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2015, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $248.5 million.

The Federal Home Loan advances as of December 31, 2015 are floating-rate advances. The weighted average interest rates during the year ended December 31, 2015 on these advances is 0.31%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of December 31, 2015, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”) with Regions Bank. The Term Loans mature on June 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as per annum rate equal to LIBOR, as defined. During the year ended December 31, 2015, interest rates ranged from 1.68% to 1.92%.

Unsecured short-term borrowings – Our committed short-term bank line financing at December 31, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At December 31, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $1.23 billion at December 31, 2015, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2015, outstanding FHLB advances were $148.0 million. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $6.6 billion at December 31, 2015.

Public Offering of Senior Notes – On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the “Notes”). Interest on the Notes accrue from January 23, 2012, and will be paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on April 15, 2012. The Notes will mature on January 15, 2022. Proceeds from the notes issuance of $169.3 million, after discounts, commissions, and expenses, were used for general corporate purposes. In January 2012, we received an initial credit rating from Standard & Poor’s Financial Services LLC of BBB-, along with a BBB- rating on the notes. We redeemed 100% of the outstanding Notes on January 15, 2015, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption.

On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes accrue from December 21, 2012, and will be paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on April 15, 2013. The December 2012 Notes mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part on or after December 31, 2015, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions, and expenses, were used for general corporate purposes. In January 2013, we received a BBB- rating on the December 2012 Notes.

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

On December 1, 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “2015 Notes”). Interest on the 2015 Notes is payable semi-annually in arrears. We may redeem the 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2015 Notes issuance of $297.0 million, after discounts, commissions, and expenses, were used for general corporate purposes. In December 2015, we received a BBB- rating on the 2015 Notes.

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

On December 4, 2015, we completed the purchase of the Barclays’ Wealth and Investment Management (“Barclays”), Americas franchise in the U.S. Under the agreement, we acquired approximately $2.1 billion of assets, including securities-based loans, margin loans, and broker-notes. Acquired assets were recorded at fair value. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

During the year ended December 31, 2015, we repurchased $117.7 million, or 2.7 million shares, at an average price of $43.91 per share.

The following table summarizes the activity related to our company’s note receivable from January 1, 2014 to December 31, 2015 (in thousands):

	2015	2014
Beginning balance – January 1	$197,757	$184,458
Notes issued – organic growth	66,045	70,871
Notes issued – acquisitions [1]	174,846	10,830
Amortization	(53,913)	(64,735)
Other	16,558	(3,667)
Ending balance – December 31	$401,293	$197,757

1	Notes issued in conjunction with the acquisitions of 1919 Investment Counsel in 2014 and Sterne and Barclays in 2015.
2	Includes approximately $74 million in notes assumed from the acquisitions of Sterne and Barclays in 2015.

We have paid $66.0 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2015. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel. In addition, we have paid $174.8 million in the form of notes to associates of acquired companies for retention during the year ended December 31, 2015.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2016, 2017, 2018, 2019, 2020, and thereafter are $56.1 million, $43.5 million, $35.7 million, $28.7 million, and $49.9 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At December 31, 2015, the total number of stock units outstanding was 18.5 million, of which 12.3 million were unvested. At December 31, 2015, there was unrecognized compensation cost for stock units of approximately $319 million, which is expected to be recognized over a weighted-average period of 3.3 years. In the first quarter of 2016, the Company finalized the service terms for the approximately 2.0 million restricted stock units granted in connection with the Barclays transaction. The Company expects to expense approximately $50.0 million in the first quarter of 2016, related to the majority of those awards.

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

At December 31, 2015, Stifel had net capital of $310.1 million, which was 20.2% of aggregate debit items and $279.3 million in excess of its minimum required net capital. At December 31, 2015, all of our broker dealer subsidaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2015, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2015, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2015, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.4 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill for certain acquisitions is deductible for tax purposes.  The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the year ending December 31, 2015 of $6.7 million, and anticipate cumulative future cash savings of $72.7 million as of result of the tax amortization of goodwill.

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

Dilution

As of December 31, 2015, there were 81,711 shares of our common stock issuable on outstanding options, with an average-weighted exercise price of $39.88, and 18,505,282 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs.  Of the outstanding restricted stock unit awards, 4,236,956 shares are currently vested and 14,268,326 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,846,259 shares under these awards will be distributed in 2016, 3,221,639 will vest in 2017, 2,807,950 will vest in 2018, and the balance of 5,392,478 will be distributed thereafter.

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

It has been our practice historically to satisfy almost all tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards.  We anticipate that practice will continue as recently our Compensation Committee made a determination to satisfy tax withholding obligations through the cancellation of shares subject to an award.  In addition, the plan pursuant to which we issue restricted stock units permits us to elect to settle certain awards entirely in cash and we may elect to do so as those awards vest and become deliverable. Accordingly, we anticipate that fewer than 65% of restricted stock units that vest and become deliverable will become issued and outstanding shares.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Senior notes[1]	$750,000	$—	$—	$—	$—	$300,000	$450,000
Interest on senior notes	216,440	31,313	31,313	31,313	31,313	30,438	60,750
Debenture to Stifel Financial Capital Trusts [2]	82,500	-	-	-	-	-	82,500
Interest on debenture	33,990	1,632	1,632	1,632	1,632	1,632	25,830
Operating leases	520,464	92,653	81,987	73,844	68,666	54,119	149,195
Commitments to extend credit – Stifel Bank[3]	572,469	178,019	46,858	120,658	98,460	70,517	57,957
Earn-out payments[4]	45,847	28,530	9,534	5,561	2,078	144	-
Commitments to fund partnership interests	11,370	11,370	-	-	-	-	-
Commitments to fund BDCs	14,178	14,178	-	-	-	-	-
Certificates of deposit	15,087	10,327	2,669	1,662	429	-	-
	$2,262,345	$368,022	$173,993	$234,670	$202,578	$456,850	$826,232

[1]	See Note 13 of the Notes to the Consolidated Financial Statements for further discussion of our Senior Notes.
[2]	See Note 16 of the Notes to the Consolidated Financial Statements for further discussion of our Capital Trusts.

[3]

Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit, and lines of credit which may expire without being funded and, as such, do not represent estimates of future cash flow.

[4]	Information concerning our acquisitions is included in Note 3 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.9 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 24 to the consolidated financial statements for a discussion of income taxes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Risks are an inherent part of our business and activities. Management of these risks is critical to our soundness and profitability. Risk management at our company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. Our senior management group takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in our business activities are: market (interest rates and equity prices), credit, capital and liquidity, operational, and regulatory and legal. We have adopted policies and procedures concerning risk management, and our Board of Directors, in exercising its oversight of management’s activities, conducts periodic reviews and discussions with management regarding the guidelines and policies governing the processes by which risk assessment and risk management are handled.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2015, and the daily VaR at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			VaR Calculation at December 31,
	High	Low	Daily Average	2015	2014
Daily VaR	$5,820	$3,620	$4,897	$3,620	$3,340

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

The following table illustrates the estimated change in net interest margin at December 31, 2015, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	8.9%
+100	4.6
0	—
-100	(19.7)
-200	(39.8)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at December 31, 2015 (in thousands):

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

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$2,585,695	$450,833	$342,723	$106,287
Securities	1,801,944	91,842	901,444	700,491
Interest-bearing cash	163,461	—	—	—
	$4,551,100	$542,675	$1,244,167	$806,778
Interest-bearing liabilities:
Transaction accounts and savings	$5,882,303	$126,180	$602,686	$12,981
Certificates of deposit	5,748	4,581	4,760	—
Borrowings	148,000	—	—	16,527
	$6,036,051	$130,761	$607,446	$29,508
GAP	(1,484,951)	411,914	636,721	777,270
Cumulative GAP	$(1,484,951)	$(1,073,037)	$(436,316)	$340,954

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.0 billion and the fair value of the collateral that had been sold or repledged was $278.7 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2016

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	December 31,
	2015	2014
Assets
Cash and cash equivalents	$811,019	$689,782
Cash segregated for regulatory purposes	227,727	49,646
Receivables:
Brokerage clients, net	1,599,218	483,887
Brokers, dealers, and clearing organizations	601,831	651,074
Securities purchased under agreements to resell	160,423	55,078
Financial instruments owned, at fair value	749,443	786,855
Available-for-sale securities, at fair value	1,629,907	1,513,478
Held-to-maturity securities, at amortized cost	1,855,399	1,177,565
Loans held for sale, at lower of cost or market	189,921	121,939
Bank loans, net of allowance	3,143,515	2,065,420
Investments, at fair value	181,017	210,255
Fixed assets, net	181,966	124,246
Goodwill	915,602	795,026
Intangible assets, net	63,177	54,563
Loans and advances to financial advisors and other employees, net	401,293	197,757
Deferred tax assets, net	285,127	258,142
Other assets	339,330	283,438
Total Assets	13,335,915	9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	December 31,
	2015	2014
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$1,000,422	$321,496
Brokers, dealers, and clearing organizations	438,031	14,023
Drafts	183,857	75,198
Securities sold under agreements to repurchase	278,674	39,180
Bank deposits	6,638,356	4,790,081
Financial instruments sold, but not yet purchased, at fair value	521,744	587,265
Accrued compensation	363,791	359,050
Accounts payable and accrued expenses	349,040	302,320
Borrowings	237,084	—
Senior notes	750,000	625,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500
Total liabilities	10,843,499	7,196,113
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,507,842 and 66,336,018 shares, respectively	10,426	9,950
Additional paid-in-capital	1,820,772	1,634,114
Retained earnings	805,685	716,305
Accumulated other comprehensive income	(39,533)	(38,331)
	2,597,350	2,322,038
Treasury stock, at cost, 2,483,071 and 5 shares, respectively	(104,934)	—
Total Shareholders’ Equity	2,492,416	2,322,038
Total Liabilities and Shareholders’ Equity	$13,335,915	$9,518,151

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Revenues:
Commissions	$749,536	$674,418	$640,287
Principal transactions	389,319	409,823	408,954
Investment banking	503,052	578,689	457,736
Asset management and service fees	493,761	386,001	305,639
Interest	179,101	185,969	142,539
Other income	62,224	14,785	64,659
Total revenues	2,376,993	2,249,685	2,019,814
Interest expense	45,399	41,261	46,368
Net revenues	2,331,594	2,208,424	1,973,446
Non-interest expenses:
Compensation and benefits	1,568,862	1,403,932	1,311,386
Occupancy and equipment rental	207,465	169,040	158,268
Communications and office supplies	130,678	106,926	99,726
Commissions and floor brokerage	42,518	36,555	37,225
Other operating expenses	240,504	201,177	181,612
Total non-interest expenses	2,190,027	1,917,630	1,788,217
Income from continuing operations before income tax expense	141,567	290,794	185,229
Provision for income taxes	49,231	111,664	12,322
Income from continuing operations	$92,336	$179,130	$172,907
Discontinued operations:
Loss from discontinued operations, net of tax	—	(3,063)	(10,894)
Net income	$92,336	$176,067	$162,013
Earnings per basic common share
Income from continuing operations	$1.35	$2.69	$2.72
Income from discontinued operations	—	(0.04)	(0.17)
Earnings per basic common share	$1.35	$2.65	$2.55
Earnings per diluted common share
Income from continuing operations	$1.18	$2.35	$2.35
Income from discontinued operations	—	(0.04)	(0.15)
Earnings per diluted common share	$1.18	$2.31	$2.20
Weighted-average number of common shares outstanding:
Basic	68,543	66,472	63,568
Diluted	78,554	76,376	73,504

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$92,336	$176,067	$162,013
Other comprehensive income:
Changes in unrealized gains/(losses) on available-for-sale securities [1,2]	1,389	1,838	(48,528)
Changes in unrealized gains on cash flow hedging instruments, net of tax [3]	1,088	2,141	6,917
Foreign currency translation adjustment, net of tax	(3,679)	(7,280)	1,663
	(1,202)	(3,301)	(39,948)
Comprehensive income	$91,134	$172,766	$122,065

[1]	Net of taxes of $0.7 million, $2.1 million, and $24.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
[2]	Amounts are net of reclassifications to earnings of realized gains of $2.1 million, $2.3 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
[3]	Amounts are net of reclassifications to earnings of losses of $3.8 million, $6.1 million, and $8.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, At	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Cost	Plan	Total
Balance at December 31, 2012	54,968	$8,245	$1,100,137	$383,970	$4,918	$(2,505)	$(104)	$1,494,661
Net income	—	—	—	162,013	—	—	—	162,013
Unrealized gain on securities, net of tax	—	—	—	—	(48,528)	—	—	(48,528)
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	6,917	—	—	6,917
Foreign currency translation adjustment, net of tax	—	—	—	—	1,663	—	—	1,663
Purchase of treasury stock	—	—	—	—	—	(13,670)	—	(13,670)
Employee stock ownership plan purchases	—	—	715	—	—	—	104	819
Issuance of stock for employee benefit plans	1,774	266	(68,897)	(5,074)	—	13,913	—	(59,792)
Stock option exercises	28	5	(1,552)	—	—	2,198	—	651
Unit amortization	—	—	148,215	—	—	—	—	148,215
Excess tax benefit from stock-based compensation	—	—	12,018	—	—	—	—	12,018
Issuance of common stock for acquisitions	6,887	1,033	264,033	—	—	—	—	265,066
Issuance of restricted stock awards for acquisitions	—	—	86,221	—	—	—	—	86,221
Stone & Youngberg contingent earn-out	87	13	3,253	—	—	—	—	3,266
Other	—	—	—	(671)	—	—	—	(671)
Balance at December 31, 2013	63,744	$9,562	$1,544,143	$540,238	$(35,030)	$(64)	$-	$2,058,849
Net income	—	—	—	176,067	—	—	—	176,067
Unrealized gain on securities, net of tax	—	—	—	—	1,838	—	—	1,838
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	2,141	—	—	2,141
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,280)	—	—	(7,280)
Issuance of stock for employee benefit plans	2,158	324	(67,653)	—	—	64	—	(67,265)
Stock option exercises	33	4	312	—	—	—	—	316
Unit amortization	—	—	118,271	—	—	—	—	118,271
Excess tax benefit from stock-based compensation	—	—	19,858	—	—	—	—	19,858
Issuance of common stock for acquisitions	401	60	19,183	—	—	—	—	19,243
Balance at December 31, 2014	66,336	$9,950	$1,634,114	$716,305	$(38,331)	$-	$-	$2,322,038

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, At	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Cost	Plan	Total
Balance at December 31, 2014	66,336	$9,950	$1,634,114	$716,305	$(38,331)	$-	$—	$2,322,038
Net income	—	—	—	92,336	—	—	—	92,336
Unrealized gain on securities, net of tax	—	—	—	—	1,389	—	—	1,389
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	1,088	—	—	1,088
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,679)	—	—	(3,679)
Issuance of stock for employee benefit plans	1,754	263	(75,126)	(2,956)	—	11,819	—	(66,000)
Stock option exercises	17	3	(342)	—	—	999	—	660
Unit amortization	—	—	167,848	—	—	—	—	167,848
Excess tax benefit from stock-based compensation	—	—	14,741	—	—	—	—	14,741
Purchase of treasury stock						(117,752)		(117,752)
Issuance of common stock for acquisitions	1,400	210	79,537	—	—	—	—	79,747
Balance at December 31, 2015	69,507	$10,426	$1,820,772	$805,685	$(39,533)	$(104,934)	$-	$2,492,416

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$92,336	$176,067	$162,013
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	36,715	29,280	33,988
Amortization of loans and advances to financial advisors and other employees	53,913	64,735	64,930
Amortization of premium on investment portfolio	2,750	5,847	8,321
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	14,694	9,713	10,618
Amortization of intangible assets	10,423	12,366	12,131
Deferred income taxes	(2,578)	5,256	(26,389)
Excess tax benefits from stock-based compensation	(14,741)	(19,858)	(12,018)
Stock-based compensation	165,641	94,006	137,447
Losses on sale of investments	9,255	22	13,319
Gain on acquisition	—	—	(7,566)
Other, net	(13,159)	(9,778)	(3,640)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes	(178,081)	(45,343)	128,142
Receivables:
Brokerage clients, net	(1,003,257)	58,917	(42,627)
Brokers, dealers, and clearing organizations	82,960	(263,391)	(30,634)
Securities purchased under agreements to resell	(105,345)	169,997	(66,380)
Financial instruments owned, including those pledged	90,716	26,280	70,053
Loans originated as held for sale	(1,855,714)	(1,132,671)	(1,275,647)
Proceeds from mortgages held for sale	1,814,168	1,112,318	1,372,552
Loans and advances to financial advisors and other employees	(187,234)	(79,216)	(71,857)
Other assets	47,990	(2,509)	79,662
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	678,926	2,554	23,433
Brokers, dealers, and clearing organizations	98,301	(8,198)	3,976
Drafts	108,659	488	(15,723)
Financial instruments sold, but not yet purchased	(65,521)	106,051	85,127
Other liabilities and accrued expenses	(261,326)	(62,664)	48,988
Net cash provided by/(used in) operating activities	$(379,509)	$250,269	$702,219

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$866,899	$698,895	$435,827
Calls and principal paydowns of held-to-maturity securities	126,258	96,618	93,703
Sale or maturity of investments	65,320	60,428	90,265
Sale of aircraft	—	—	45,951
Sale of other real estate owned	—	131	373
Sale of bank foreclosed assets	75	—	—
Increase in bank loans, net	(517,563)	(668,354)	(249,018)
Payments for:
Purchase of available-for-sale securities	(991,954)	(416,851)	(1,314,290)
Purchase of held-to-maturity securities	(802,668)	(7,959)	(16,438)
Purchase of investments	(45,151)	(48,834)	(71,777)
Purchase of fixed assets	(69,822)	(26,632)	(32,278)
Acquisitions, net of cash acquired	(604,659)	(80,378)	(88,592)
Net cash used in investing activities	(1,973,265)	(392,936)	(1,106,274)

Cash Flows from Financing Activities:
Repayments of short-term borrowings	(126,637)	(55,700)	(249,000)
Proceeds from issuance of senior notes, net	297,042	295,638	—
Increase/(decrease) in securities sold under agreements to repurchase	239,494	(224,629)	123,463
Increase in bank deposits, net	1,848,275	126,758	881,794
Increase/(decrease) in securities loaned	325,707	(35,914)	20,948
Excess tax benefits from stock-based compensation	14,741	19,858	12,018
Issuance of common stock for stock option exercises	660	317	650
Proceeds from advances from the Federal Home Loan Bank	148,000	—	—
Repurchase of common stock	(117,752)	—	(13,670)
Repayment of non-recourse debt	—	—	(58,992)
Repayment of Senior Notes	(175,000)	—	—
Contingent consideration	(29,598)	—	—
Extinguishment of subordinated debt	—	(3,131)	(2,187)
Net cash provided by financing activities	2,424,932	123,197	715,024
Effect of exchange rate changes on cash	(3,601)	(7,308)	1,650

Increase/(decrease) in cash and cash equivalents	121,237	(26,778)	312,619
Cash and cash equivalents at beginning of year	689,782	716,560	403,941
Cash and cash equivalents at end of year	$811,019	$689,782	$716,560

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$41,801	$40,471	$46,360
Cash paid for income taxes, net of refunds	59,356	107,009	5,803
Noncash investing and financing activities:
Unit grants, net of forfeitures	$267,769	$190,003	$228,230
Issuance of common stock for acquisitions	80,981	19,183	265,066
Shares surrendered into treasury	223	—	—
Stone & Youngberg contingent earn-out	—	—	3,266

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the SEC.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve accounts for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2015.

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

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, stock-secured loans, construction loans, and commercial and industrial and consumer loans originated or acquired by Stifel Bank. Bank loans include those loans that management has the intent and ability to hold and are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, deferred origination fees and costs, and purchased discounts. Loan origination costs, net of fees, are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Discount accretion is recognized using the effective interest rate method, which is based upon the respective interest rate and expected lives of loans.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2015, do not have any derivatives that are not designated in qualifying cash flow hedging relationships. See Note 15 for additional details.

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective beginning on January 1, 2016. Early adoption is permitted. We elected to early adopt this ASU in 2015. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

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

NOTE 3 – Acquisitions

Kelwynne, LLC

On October 7, 2015, Stifel Aviation Finance Acquisition, LLC (“SAFA”) completed the acquisition of Kelwynne, LLC. On October 19, 2015, SAFA sold Kelwynne, LLC to Stifel Aviation Finance II, LLC (“SAF2”). Stifel Venture Corp owns 40% of SAF2’s Class A units. Upon SAFA’s sale of Kelwynne, LLC to SAF2, the Company deconsolidated SAF2 as it was no longer majority-owned or controlled the Company.

Barclays’ Wealth and Investment Management, Americas

On December 4, 2015, we completed the purchase of the Barclays’ Wealth and Investment Management (“Barclays”), Americas franchise in the U.S. Under the agreement, we acquired approximately $2.1 billion of assets, including securities-based loans, margin loans, and broker-notes. Acquired assets were recorded at fair value. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $32.2 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Barclays at closing and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created the synergies created through the operational enhancement benefits that will result from the integration of the hired financial advisors and the conversion of the customer accounts to the Stifel platform. Goodwill is expected to be deductible for federal income tax purposes.

In addition, deferred consideration is payable based on certain revenue generated by Stifel in accordance with the distribution agreement. The deferred consideration of $15.6 million has been recognized as a liability and is included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2015.

In the first quarter of 2016, the Company finalized the service terms for the approximately 2.0 million restricted stock units granted in connection with the Barclays transaction.  The Company expects to expense approximately $60.0 million in the first quarter of 2016, related to the majority of those awards.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the “SEC”). The results of operations of Barclays have been included in our results prospectively from the date of acquisition.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $17.9 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company's Institutional Group segment. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Merchant’s business and the reputation and expertise of Merchant in the public finance space within the investment banking sector.

1919 Investment Counsel & Trust Co., National Association

On November 7, 2014, we completed the acquisition of 1919 Investment Counsel and 1919, an asset management firm and trust company that provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $11.6 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment.

Identifiable intangible assets purchased by our company consisted of customer relationships with estimated acquisition-date fair value of $6.1 million.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $18.2 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of trade name and non-compete agreements with estimated acquisition-date fair values of $1.9 million and $1.4 million, respectively.

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

Identifiable intangible assets purchased by our company consisted of customer relationships and trade name with acquisition-date fair values of $3.4 million and $0.1 million, respectively.

In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of ZCM’s business and the reputation and expertise of ZCM in the asset management sector.

KBW, Inc.

On February 15, 2013, we completed the purchase of all of the outstanding shares of common stock of KBW, Inc. (“KBW, Inc.”), a full-service investment bank specializing in the financial services industry based in New York, New York. The purchase was completed pursuant to the merger agreement dated November 5, 2012. Under the terms of the merger agreement, each share of common stock, including certain restricted stock, of KBW, Inc. issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive a combination of cash.

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

We recognized a liability for estimated earn-out payments over the five-year period. Additionally, we recognized a liability for the installment payments to be made over the next year. The liability for earn-out payments was  $9.3 million at December 31, 2015. These liabilities are included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 4 – Discontinued Operations

(in thousands)	Year Ended December 31,
	2015	2014	2013
Net revenues	$—	$(121)	$11,794
Restructuring expense	—	217	6,881
Operating expenses	—	3,924	15,697
Total non-interest expenses	—	4,141	22,578
Loss from discontinued operations before income tax expense	—	(4,262)	(10,784)
Income tax expense/(benefit)	—	(1,199)	110
Loss from discontinued operations, net of tax	$—	$(3,063)	$(10,894)

NOTE 5 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2015 and 2014, included (in thousands):

	December 31,
	2015	2014
Deposits paid for securities borrowed	$318,105	$445,542
Receivables from clearing organizations	260,077	198,079
Securities failed to deliver	23,649	7,453
	$601,831	$651,074

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2015 and 2014, included (in thousands):

	December 31,
	2015	2014
Deposits received from securities loaned	$329,670	$4,215
Payable to clearing organizations	92,008	2,443
Securities failed to receive	16,353	7,365
	$438,031	$14,023

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

For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.4 million and $11.5 million at December 31, 2015 and 2014, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, are presented below (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$91,268	$91,268	$—	$—
Financial instruments owned:
U.S. government securities	45,167	45,167	—	—
U.S. government agency securities	116,949	—	116,949	—
Mortgage-backed securities:
Agency	205,473	—	205,473	—
Non-agency	33,319	—	31,843	1,476
Corporate securities:	-
Fixed income securities	203,910	13,203	190,707	—
Equity securities	31,642	29,388	1,635	619
State and municipal securities	112,983	—	112,983	—
Total financial instruments owned	749,443	87,758	659,590	2,095
Available-for-sale securities:
U.S. government agency securities	1,698	—	1,698	—
State and municipal securities	74,167	—	74,167	—
Mortgage-backed securities:
Agency	304,893	—	304,893	—
Commercial	11,310	—	11,310	—
Non-agency	2,518	—	2,518	—
Corporate fixed income securities	319,408	—	319,408	—
Asset-backed securities	915,913	—	915,913	—
Total available-for-sale securities	1,629,907	—	1,629,907	—
Investments:
Corporate equity securities	30,737	26,436	—	4,301
Mutual funds	15,493	15,493	—	—
U.S. government securities	102	102	—	—
Auction rate securities:
Equity securities	55,710	—	5,268	50,442
Municipal securities	1,315	—	—	1,315
Other [1]	77,660	4,911	2,873	69,876
Total investments	181,017	46,942	8,141	125,934
	$2,651,635	$225,968	$2,297,638	$128,029

[1]	Includes $54.5 million of partnership interests, $14.6 million of private company investments, and $2.8 million of private equity and other investments.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$186,030	$186,030	$—	$—
U.S. government agency securities	—	—	—	—
Mortgage-backed securities:
Agency	50,830	—	50,830
Non-agency	—	—	—	—
Corporate securities:
Fixed income securities	255,700	3,601	252,099	—
Equity securities	29,184	22,894	6,290	—
State and municipal securities	—	—	—	—
Total financial instruments sold, but not yet purchased	521,744	212,525	309,219	—
Derivative contracts [2]	3,591	—	3,591	—
	$525,335	$212,525	$312,810	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, are presented below (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$122,875	$122,875	$—	$—
Financial instruments owned:
U.S. government securities	58,992	58,992	—	—
U.S. government agency securities	101,439	—	101,439	—
Mortgage-backed securities:
Agency	159,057	—	159,057	—
Non-agency	13,366	189	12,371	806
Corporate securities:
Fixed income securities	245,909	75,236	168,680	1,993
Equity securities	77,548	76,316	88	1,144
State and municipal securities	130,544	—	130,544	—
Total financial instruments owned	786,855	210,733	572,179	3,943
Available-for-sale securities:
U.S. government agency securities	1,610	—	1,610	—
State and municipal securities	74,401	—	74,401	—
Mortgage-backed securities:
Agency	209,206	—	209,206	—
Commercial	107,644	—	107,644	—
Non-agency	3,137	—	3,137	—
Corporate fixed income securities	337,406	50,892	286,514	—
Asset-backed securities	780,074	—	736,029	44,045
Total available-for-sale securities	1,513,478	50,892	1,418,541	44,045
Investments:
Corporate equity securities	59,203	35,123	24,080	—
Mutual funds	18,144	18,144	—	—
U.S. government securities	6,555	104	6,451	—
Auction rate securities:
Equity securities	46,197	—	—	46,197
Municipal securities	1,326	—	—	1,326
Other [1]	78,830	1,283	4,557	72,990
Total investments	210,255	54,654	35,088	120,513
	$2,633,463	$439,154	$2,025,808	$168,501

[1]	Includes $42.1 million of partnership interests, $16.4 million of private company investments, and $14.3 million of private equity and other investments.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$146,592	$146,592	$—	$—
U.S. government agency securities	10,029	—	10,029	—
Mortgage-backed securities:
Agency	28,067	—	28,067	—
Non-agency	4,556	401	4,155	—
Corporate securities:
Fixed income securities	293,008	17,116	275,892	—
Equity securities	105,013	105,013	—	—
Total financial instruments sold, but not yet purchased	587,265	269,122	318,143	—
Derivative contracts [2]	5,641	—	5,641	—
	$592,906	$269,122	$323,784	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Asset- Backed Securities
Balance at December 31, 2014	$806	$1,993	$1,144	$44,045
Unrealized gains/(losses):
Included in changes in net assets [2]	(241)	84	—	—
Included in OCI [3]	—	—	—	342
Realized gains/(losses) [2]	127	53	—	(2,136)
Purchases	—	11,643	—	—
Sales	—	(13,773)	(525)	(42,251)
Redemptions	(332)	—	—	—
Transfers:
Into Level 3	1,116	—	—	—
Out of Level 3	—	—	—	—
Net change	670	(1,993)	(525)	(44,045)
Balance at December 31, 2015	$1,476	$—	$619	$—

	Year Ended December 31, 2015
	Investments
	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other 1
Balance at December 31, 2014	$—	$46,197	$1,326	$72,990
Unrealized gains/(losses):
Included in changes in net assets [2]	1,410	(413)	(11)	1,241
Included in OCI [3]	—	—	—	(1,381)
Realized gains [2]	—	—	—	—
Purchases	—	15,176	—	26,659
Sales	—	—	—	(16,245)
Redemptions	—	(5,250)	—	(4,770)
Transfers:
Into Level 3	7,732	—	—	—
Out of Level 3	(4,841)	(5,268)	—	(8,618)
Net change	4,301	4,245	(11)	(3,114)
Balance at December 31, 2015	$4,301	$50,442	$1,315	$69,876

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

	Year Ended December 31, 2014
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities
Balance at December 31, 2013	$—	$2,039	$241	$6,200
Unrealized gains/(losses):
Included in changes in net assets [2]	(127)	(445)	(494)	—
Included in OCI [3]	—	—	—	62
Realized gains/(losses) [2]	13	(1,320)	4,965	—
Purchases	—	8,549	1,394	—
Sales	—	(5,783)	(5,205)	—
Redemptions	(44)	(88)	—	—
Transfers:
Into Level 3	964	—	243	—
Out of Level 3	—	(959)	—	(6,262)
Net change	806	(46)	903	(6,200)
Balance at December 31, 2014	$806	$1,993	$1,144	$—

	Year Ended December 31, 2014
	Investments
	Asset Backed Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other 1
Balance at December 31, 2013	$58,078	$56,693	$10,939	$97,768
Unrealized gains/(losses):
Included in changes in net assets [2]	—	604	688	(18)
Included in OCI 3	(530)	—	—	—
Realized gains 2	1,322	—	—	3,412
Purchases	—	25	1,650	3,630
Sales	(4,825)	(1,725)	(10,324)	(25,030)
Redemptions	(10,000)	(9,400)	(1,627)	(4,413)
Transfers:
Into Level 3	—	—	—	1,524
Out of Level 3	—	—	—	(3,883)
Net change	(14,033)	(10,496)	(9,613)	(24,778)
Balance at December 31, 2014	$44,045	$46,197	$1,326	$72,990

[1]	Includes partnership interests, private company investments, and private equity investments.
[2]	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of sales of private equity investments and ARS, offset by ARS purchases during the year ended December 31, 2015. The changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2015, relating to Level 3 assets still held at December 31, 2015, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of December 31, 2015.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.3% - 13.4%	7.2%
		Workout period	1 - 3 years	2.3 years
Municipal securities	Discounted cash flow	Discount rate	0.3% - 12.7%	7.7%
		Workout period	1 - 4 years	2.8 years

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

General and limited partnership interests in investment partnerships totaled $52.5 million and $42.1 million at December 31, 2015 and 2014, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $17.4 million and $21.2 million at December 31, 2015 and 2014, respectively. Direct investments in private equity companies may be valued using the market approach and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period.

There were $3.5 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2015. There were $9.6 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2015, related to primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were $1.3 million of transfers of financial assets into Level 3 during the year ended December 31, 2015. There were $6.3 million of transfers of financial assets out of Level 3 during the year ended December 31, 2015, primarily related to other investments for which market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2015 and 2014, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$811,019	$811,019	$689,782	$689,782
Cash segregated for regulatory purposes	227,727	227,727	49,646	49,646
Securities purchased under agreements to resell	160,423	160,423	55,078	55,078
Financial instruments owned	749,443	749,443	786,855	786,855
Available-for-sale securities	1,629,907	1,629,907	1,513,478	1,513,478
Held-to-maturity securities	1,855,399	1,874,998	1,177,565	1,211,976
Loans held for sale	189,921	189,921	121,939	121,939
Bank loans	3,143,515	3,188,402	2,065,420	2,086,864
Investments	181,017	181,017	210,255	210,255
Financial liabilities:
Securities sold under agreements to repurchase	$278,674	$278,674	$39,180	$39,180
Bank deposits	6,638,356	6,627,818	4,790,081	4,246,214
Financial instruments sold, but not yet purchased	521,744	521,744	587,265	587,265
Derivative contracts [1]	3,591	3,591	5,641	5,641
Borrowings	237,084	237,084	—	—
Senior notes	750,000	745,999	625,000	638,690
Debentures to Stifel Financial Capital Trusts	82,500	72,371	82,500	76,714

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$719,751	$719,751	$—	$—
Cash segregated for regulatory purposes	227,727	227,727	—	—
Securities purchased under agreements to resell	160,423	160,423	—	—
Held-to-maturity securities	1,874,998	—	1,317,582	557,416
Loans held for sale	189,921	—	189,921	—
Bank loans	3,188,402	—	3,188,402	—
Financial liabilities:
Securities sold under agreements to repurchase	$278,674	$278,674	$—	$—
Bank deposits	6,627,818	—	6,627,818	—
Borrowings	237,084	—	237,054	—
Senior notes	745,999	745,999	—	—
Debentures to Stifel Financial Capital Trusts	72,371	—	—	72,371

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$566,907	$566,907	$—	$—
Cash segregated for regulatory purposes	49,646	49,646	—	—
Securities purchased under agreements to resell	55,078	44,996	10,082	—
Held-to-maturity securities	1,211,976	—	969,913	242,063
Loans held for sale	121,939	—	121,939	—
Bank loans	2,086,864	—	2,086,864	—
Financial liabilities:
Securities sold under agreements to repurchase	$39,180	$39,180	$—	$—
Bank deposits	4,246,214	—	4,246,214	—
Borrowings	—	—	—	—
Senior notes	638,690	638,690	—	—
Debentures to Stifel Financial Capital Trusts	76,714	—	—	76,714

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2015 and 2014.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2015 and 2014 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2015 and 2014 approximate fair value due to the short-term nature.

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

NOTE 7 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Financial instruments owned:
U.S. government securities	$45,167	$58,992
U.S. government agency securities	116,949	101,439
Mortgage-backed securities:
Agency	205,473	159,057
Non-agency	33,319	13,366
Corporate securities:
Fixed income securities	203,910	245,909
Equity securities	31,642	77,548
State and municipal securities	112,983	130,544
	$749,443	$786,855
Financial instruments sold, but not yet purchased:
U.S. government securities	$186,030	$146,592
U.S. government agency securities	—	10,029
Mortgage-backed securities:
Agency	50,830	28,067
Non-agency	—	4,556
Corporate securities:
Fixed income securities	255,700	293,008
Equity securities	29,184	105,013
	$521,744	$587,265

At December 31, 2015 and 2014, financial instruments owned in the amount of $508.5 million and $425.1 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,700	$1	$(3)	$1,698
State and municipal securities	75,953	28	(1,814)	74,167
Mortgage-backed securities:
Agency	306,309	125	(1,541)	304,893
Commercial	11,177	134	(1)	11,310
Non-agency	2,679	2	(163)	2,518
Corporate fixed income securities	321,017	743	(2,352)	319,408
Asset-backed securities	922,563	774	(7,424)	915,913
	$1,641,398	$1,807	$(13,298)	$1,629,907
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,257,808	$23,346	$(3,105)	$1,278,049
Commercial	59,521	1,832	—	61,353
Non-agency	929	—	(15)	914
Asset-backed securities	496,996	2,076	(4,139)	494,933
Corporate fixed income securities	40,145	—	(396)	39,749
	$1,855,399	$27,254	$(7,655)	$1,874,998

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:				-
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074
	$1,520,517	$7,133	$(14,172)	$1,513,478
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017
	$1,177,565	$38,338	$(3,927)	$1,211,976

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
[2]

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the years ended December 31, 2015, 2014, and 2013, we received proceeds of $641.6 million, $300.3 million, and $197.5 million respectively, from the sale of available-for-sale securities, which resulted in net realized gains of $3.2 million, $3.7 million, and $2.0 million respectively.

During the years ended December 31, 2015 and 2014, unrealized gains, net of deferred tax expense, of $1.4 million, $1.8 million,   respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the year ended December 31, 2013, unrealized losses, net of deferred tax benefit, of $48.5 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$9,710	$9,723	$—	$—
After one year through three years	88,249	88,426	40,145	39,748
After three years through five years	169,684	168,573	—	—
After five years through ten years	275,252	271,146	—	—
After ten years	778,338	773,318	496,996	494,934
Mortgage-backed securities
After one year through three years	66	67	—	—
After five years through ten years	583	614	269,700	269,989
After ten years	319,516	318,040	1,048,558	1,070,327
	$1,641,398	$1,629,907	$1,855,399	$1,874,998

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2015, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale:[1]
U.S. government agency securities	$701	$997	$—	$—	$1,698
State and municipal securities	—	—	7,333	66,834	74,167
Mortgage-backed securities:
Agency	—	—	614	304,279	304,893
Commercial	—	—	—	11,310	11,310
Non-agency	—	67	—	2,451	2,518
Corporate fixed income securities	9,023	256,001	54,384	—	319,408
Asset-backed securities	—	—	209,429	706,484	915,913
	$9,724	$257,065	$271,760	$1,091,358	$1,629,907
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$210,179	$1,047,629	$1,257,808
Commercial	—	—	59,521	—	59,521
Non-agency	—	—	—	929	929
Asset-backed securities	—	—	—	496,996	496,996
Corporate fixed income securities	—	40,145	—	—	40,145
	$—	$40,145	$269,700	$1,545,554	$1,855,399

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2015 and 2014, securities and loans of $1.4 billion and $1.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2015, securities of $1.1 billion were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(3)	$1,449	$—	$—	$(3)	$1,449
State and municipal securities	(415)	26,357	(1,399)	38,231	(1,814)	64,588
Mortgage-backed securities:
Agency	(1,165)	279,762	(376)	8,516	(1,541)	288,278
Commercial	(1)	130	—	—	(1)	130
Non-agency	-	-	(163)	2,362	(163)	2,362
Corporate fixed income securities	(2,352)	239,614	—	—	(2,352)	239,614
Asset-backed securities	(3,519)	600,224	(3,905)	136,257	(7,424)	736,481
	$(7,455)	$1,147,536	$(5,843)	$185,366	$(13,298)	$1,332,902
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(3,078)	$477,552	$(27)	$2,156	$(3,105)	$479,708
Non-agency	—	—	(15)	914	(15)	914
Asset-backed securities	(1,080)	258,098	(3,059)	68,499	(4,139)	326,597
Corporate fixed income securities	—	—	(396)	39,748	(396)	39,748
	$(4,158)	$735,650	$(3,497)	$111,317	$(7,655)	$846,967

At December 31, 2015, the amortized cost of 117 securities classified as available for sale exceeded their fair value by $13.3 million, of which $5.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2015, was $1.3 billion, which was 81.8% of our available-for-sale portfolio.

At December 31, 2015, the carrying value of 50 securities held to maturity exceeded their fair value by $7.7 million, of which $3.5 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the years ended December 31, 2015 and 2014.

We believe the gross unrealized losses related to all other securities of $21.0 million as of December 31, 2015, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. No OTTI charge was recorded during the year ended December 31, 2015 related to these securities. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2015 and 2014 (in thousands, except percentages):

	December 31, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
Securities-based loans	$1,388,953	43.7%	$732,799	34.6%
Commercial and industrial	1,216,656	38.2	896,853	42.4
Consumer	36,846	1.2	25,489	1.2
Residential real estate	429,132	13.5	432,646	20.4
Commercial real estate	92,623	2.9	15,902	0.8
Home equity lines of credit	12,475	0.4	12,945	0.6
Construction and land	3,899	0.1	—	—
Gross bank loans	3,180,584	100.0%	2,116,634	100.0%
Unamortized loan discount	(5,296)		(30,533)
Unamortized loan fees, net of loan fees	(1,567)		(1,631)
Loans in process	(419)		1,681
Allowance for loan losses	(29,787)		(20,731)
Bank loans, net	$3,143,515		$2,065,420

At December 31, 2015 and 2014, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $2.0 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $7.2 million and $5.3 million, respectively.

At December 31, 2015 and 2014, we had mortgage loans held for sale of $189.9 million and $121.9 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we recognized gains of $12.7 million, $7.4 million and 11.3 million, respectively, from the sale of originated loans, net of fees and costs.

During the year ended December 31, 2015, the Bank reclassified $227.6 million of residential mortgages to held for sale. During the year ended December 31, 2015, Stifel Bank sold $184.4 million in unpaid principal balance. As these loans carried a significant portion of the unamortized loan discount at the time of sale, we recognized a $14.7 million gain which is reflected in other income on the consolidated statements of operations. At December 31, 2015, $26.9 million remains in held for sale.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014, and 2013 (in thousands).

	Year Ended December 31, 2015
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$8,139	$—	$—	$24,748
Securities based loans	1,099	508	—	—	1,607
Consumer	156	(58)	—	7	105
Residential real estate	787	544	(144)	54	1,241
Commercial real estate	232	(30)	—	62	264
Home equity lines of credit	267	15	—	8	290
Construction & Land	—	78	—	—	78
Qualitative	1,581	(127)	—	—	1,454
	$20,731	$9,069	$(144)	$131	$29,787

	Year Ended December 31, 2014
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$9,832	$7,287	$(510)	$—	$16,609
Securities based loans	893	211	(5)	—	1,099
Consumer	—	172	(16)	—	156
Residential real estate	408	373	—	6	787
Commercial real estate	198	(23)	—	57	232
Home equity lines of credit	174	93	—	—	267
Construction & Land	12	(12)	—	—	—
Qualitative	1,151	430	—	—	1,581
	$12,668	$8,531	$(531)	$63	$20,731

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2015 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$24,748	$24,748	$—	$1,216,656	$1,216,656
Securities based loans	—	1,607	1,607	—	1,388,953	1,388,953
Consumer	14	91	105	14	36,832	36,846
Residential real estate	24	1,217	1,241	182	428,950	429,132
Commercial real estate	—	264	264	—	92,623	92,623
Home equity lines of credit	149	141	290	323	12,152	12,475
Construction & Land	—	78	78	—	3,899	3,899
Qualitative	—	1,454	1,454	—	—	—
	$187	$29,600	$29,787	$519	$3,180,065	$3,180,584

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$16,609	$16,609	$—	$896,853	$896,853
Securities based loans	—	1,099	1,099	—	732,799	732,799
Consumer	13	143	156	13	25,476	25,489
Residential real estate	87	700	787	377	432,269	432,646
Commercial real estate	23	209	232	23	15,879	15,902
Home equity lines of credit	149	118	267	323	12,622	12,945
Construction and land	—	—	—	—	—	—
Qualitative	—	1,581	1,581	—	—	—
	$272	$20,459	$20,731	$736	$2,115,898	$2,116,634

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At December 31, 2015, we had $0.9 million of non-accrual loans, net of discounts, which included $0.2 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. At December 31, 2014, we had $4.9 million of non-accrual loans, net of discounts, which included $1.0 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2015 and 2014, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2015 and 2014, included the average recorded investment balance (in thousands):

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	944	—	15	15	15	23
Residential real estate	776	524	182	706	24	752
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	342	19	323	342	149	342
Construction and land	—	—	—	—	—	—
Total	$2,062	$543	$520	$1,063	$188	$1,117

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	13	—	13	13	13	15
Residential real estate	5,006	3,944	377	4,321	87	4,646
Commercial real estate	228	—	228	228	23	235
Home equity lines of credit	323	—	323	323	149	323
Construction and land	—	—	—	—	—	—
Total	$5,570	$3,944	$941	$4,885	$272	$5,219

The following table presents the aging of the recorded investment in past due loans at December 31, 2015 and 2014 by portfolio segment (in thousands):

	As of December 31, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,216,656	1,216,656
Securities based loans	—	—	—	1,388,953	1,388,953
Consumer	7	7	14	36,832	36,846
Residential real estate	3,310	450	3,760	425,372	429,132
Commercial real estate	—	—	—	92,623	92,623
Home equity lines of credit	323	19	342	12,133	12,475
Construction and land	—	—	—	3,899	3,899
Total	$3,640	$476	$4,116	$3,176,468	$3,180,584

	As of December 31, 2015*
	Non-accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	15	—	15
Residential real estate	380	326	706
Commercial real estate	—	—	—
Home equity lines of credit	342	—	342
Construction and land	—	—	—
Total	$737	$326	$1,063

*	There were no loans past due 90 days and still accruing interest at December 31, 2015.

	As of December 31, 2014
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$896,853	896,853
Securities based loans	—	—	—	732,799	732,799
Consumer	28	14	42	25,447	25,489
Residential real estate	6,603	4,834	11,437	421,209	432,646
Commercial real estate	—	—	—	15,902	15,902
Home equity lines of credit	—	—	—	12,945	12,945
Construction and land	—	—	—	—	-
Total	$6,631	$4,848	$11,479	$2,105,155	$2,116,634

	As of December 31, 2014*
	Non-accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	13	—	13
Residential real estate	4,321	—	4,321
Commercial real estate	228	—	228
Home equity lines of credit	323	—	323
Construction and land	—	—	—
Total	$4,885	$—	$4,885

*	There were no loans past due 90 days and still accruing interest at December 31, 2014.

Credit quality indicators

As of December 31, 2015, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At December 31, 2015 and 2014, 97.2 % and 95.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Securities-based loans. Securities-based loans allow clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through Stifel’s Pledged Asset ("SPA") program. The allowance methodology for securities-based lending considers the collateral type underlying the loan.

Consumer. Consumer loans allow customers to purchase non-investment goods and services.

Real Estate. Real estate loans include commercial real estate, residential real estate non-conforming loans, residential real estate conforming loans and home equity lines of credit. The allowance methodology real estate loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index, delinquency status, credit limits, and utilization rates.

Construction and land. Short-term loans used to finance the development of a real estate project. Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,191,030	$11,320	$14,306	$—	$1,216,656
Securities based loans	1,388,939	—	14	—	1,388,953
Consumer	36,846	—	—	—	36,846
Residential real estate	427,950	1,182	—	—	429,132
Commercial real estate	92,623	—	—	—	92,623
Home equity lines of credit	12,456	—	19	—	12,475
Construction and land	3,899	—	—	—	3,899
Total	$3,153,743	$12,502	$14,339	$—	$3,180,584

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$896,853	$—	$—	$—	896,853
Securities based loans	732,799	—	—		732,799
Consumer	25,447	28	14	—	25,489
Residential real estate	421,209	6,603	4,834	—	432,646
Commercial real estate	15,902	—	—	—	15,902
Home equity lines of credit	12,945	—	—	—	12,945
Construction and land	—	—	—	—	—
Total	$2,105,155	$6,631	$4,848	$—	$2,116,634

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Furniture and equipment	$238,075	$194,421
Building and leasehold improvements	146,954	124,390
Property on operating leases	21,064	100
	406,093	318,911
Less accumulated depreciation and amortization	(224,127)	(194,665)
	$181,966	$124,246

For the years ended December 31, 2015, 2014, and 2013, depreciation and amortization totaled $36.7 million, $29.3 million, and $34.0 million, respectively.

NOTE 11 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2015, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2014	Net Additions	Impairment Losses	December 31, 2015
Goodwill
Global Wealth Management	$177,171	$118,213	$—	$295,384
Institutional Group	617,855	2,363	—	620,218
	$795,026	$120,576	$—	$915,602

	December 31, 2014	Net Additions	Amortization	December 31, 2015
Intangible assets
Global Wealth Management	$23,503	$12,084	$(5,560)	$30,027
Institutional Group	31,060	6,953	(4,863)	33,150
	$54,563	$19,037	$(10,423)	$63,177

The additions to goodwill and intangible assets during the year ended December 31, 2015, are primarily attributable to the acquisition of Sterne Agee, which closed on June 5, 2015, and Barclays, which closed on December 31, 2015. The allocation of the purchase price for these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$78,580	$37,322	$63,661	$29,636
Trade name	24,456	6,969	21,423	5,322
Investment banking backlog	7,440	7,388	7,388	7,388
Core deposits	5,447	5,447	5,447	4,657
Non-compete agreements	2,517	255	1,484	120
	$118,440	$57,381	$99,403	$47,123

Amortization expense related to intangible assets was $10.4 million, $12.3 million, and $11.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2015, are: customer relationships, 7.5 years;       trade name, 11.3 years; and non-compete agreements, 2.8 years. We have an intangible asset that is not subject to amortization and is therefore, not included in the table below. As of December 31, 2015, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2016	$7,613
2017	6,988
2018	6,500
2019	5,949
2020	6,027
Thereafter	27,982
$61,059

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

The following table details the components of borrowings (in thousands):

	December 31, 2015	December 31, 2014
Borrowings on secured lines of credit	$30,000	$—
Federal Home Loan Bank advances	148,000	—
Term loans	59,084	—
	$237,084	$—

Our uncommitted secured lines of credit at December 31, 2015, totaled $980.0 million with seven banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $496.5 million during the year ended December 31, 2015. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2015, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $248.5 million.

Our committed bank line financing at December 31, 2015, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At December 31, 2015, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances as of December 31, 2015 are floating-rate advances. The weighted average interest rates during the year ended December 31, 2015 on these advances is 0.31%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of December 31, 2015, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”) with Regions Bank. The Term Loans mature on June 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as per annum rate equal to LIBOR, as defined. During the year ended December 31, 2015, interest rates ranged from 1.68% to 1.92%.

NOTE 13 – Senior Notes

The following table summarizes our senior notes as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
3.50% senior notes, due 2020 [1]	$300,000	$—
5.375% senior notes, due 2022 [2]	150,000	150,000
4.250% senior notes, due 2024 [3]	300,000	300,000
6.70% senior notes, due 2022 [4]	—	175,000
	$750,000	$625,000

[1]

In December 2015, we sold in a registered underwritten public offering, $300.0  million in aggregate principal amount of 3.50% senior notes due December 2020. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.

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

Our senior notes mature as follows, based upon contractual terms:

2016	$—
2017	—
2018	—
2019	—
2020	300,000
Thereafter	450,000
$750,000

NOTE 14 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Money market and savings accounts	$6,429,780	$4,600,757
Demand deposits (interest-bearing)	185,275	101,652
Certificates of deposit	15,087	77,197
Demand deposits (non-interest-bearing)	8,214	10,475
	6,638,356	$4,790,081

The weighted-average interest rate on deposits was 0.17% and 0.19% at December 31, 2015 and 2014, respectively.

Scheduled maturities of certificates of deposit at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Certificates of deposit, less than $100:
Within one year	$4,863	$26,769
One to three years	2,356	6,874
Three to five years	145	1,268
Over five years	—	—
	$7,364	$34,911
Certificates of deposit, $100 and greater:
Within one year	$5,464	$33,784
One to three years	1,975	7,520
Three to five years	284	723
Over five years	—	259
	7,723	42,286
	$15,087	$77,197

At December 31, 2015 and 2014, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $6.6 billion and $4.7 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.3 million and $0.3 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$179,110	Other assets	$—	Accounts payable and accrued expenses	$(3,591)

	December 31, 2014
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$272,967	Other assets	$—	Accounts payable and accrued expenses	$(5,641)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the year ended December 31, 2015, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $1.9 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,137)	Interest Expense	$3,824	None	$—

	Year Ended December 31, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,576)	Interest expense	$6,068	None	$—

	Year Ended December 31, 2013
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$2,644	Interest expense	$8,593	None	$—

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

As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.6 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $12.7 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2015, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 16 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Debenture to Stifel Financial Capital Trust II [1]	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III [2]	35,000	35,000
Debenture to Stifel Financial Capital Trust IV 3	12,500	12,500
	$82,500	$82,500

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

NOTE 17 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2015 and 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of December 31, 2015:
Securities borrowing [1]	$318,105	$—	$318,105	$(182,399)	$(123,309)	$12,397
Reverse repurchase agreements [2]	160,423	—	$160,423	(160,423)	—	$-
	$478,528	$—	$478,528	$(342,822)	$(123,309)	$12,397
As of December 31, 2014:
Securities borrowing [1]	$445,542	$—	$445,542	$—	$(431,301)	$14,241
Reverse repurchase agreements [2]	55,078	—	55,078	—	(54,955)	123
	$500,620	$—	$500,620	$—	$(486,256)	$14,364

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

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2015 and 2014 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of December 31, 2015:
Securities lending [3]	$(329,670)	$—	$(329,670)	$182,399	$132,784	$(14,487)
Repurchase agreements [4]	(278,674)	—	(278,674)	160,423	118,251	-
Cash flow interest rate contracts	(3,591)	—	(3,591)	—	3,591	-
	$(611,935)	$—	$(611,935)	$342,822	$254,626	$(14,487)
As of December 31, 2014:
Securities lending [3]	$(4,215)	$—	$(4,215)	$—	$3,892	$(323)
Repurchase agreements [4]	(39,180)	—	(39,180)	—	39,089	(91)
Cash flow interest rate contracts	(5,641)	—	(5,641)	—	5,641	—
	$(49,036)	$—	$(49,036)	$—	$48,622	$(414)

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

NOTE 18 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2015, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $82.2 million to satisfy the minimum margin deposit requirement at December 31, 2015.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $27.4 million in cash to satisfy the minimum margin deposit requirement at December 31, 2015.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $23.8 million of commitments outstanding at December 31, 2015, of which $12.5 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2015 and 2014, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases

Future minimum commitments under non-cancelable operating leases at December 31, 2015, are as follows (in thousands):

2016	$92,848
2017	81,987
2018	73,844
2019	68,666
2020	54,119
Thereafter	149,195
$520,659

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $93.6 million, $78.6 million, and $74.2 million, net of sublease income.

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

SEC/Wisconsin Lawsuit

A civil lawsuit was filed against our company by the SEC in connection with our role in the sale of collateralized debt obligations (“CDOs”) investments to five Southeastern Wisconsin school districts (the “school districts”) in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The SEC has asserted claims under Section 15c(1) (A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act.  The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs.  We answered, denied the substantive allegations of the amended complaint and asserted various affirmative defenses.  In January 2016, the parties filed motions for summary judgment and are awaiting the court’s rulings on those motions.  The lawsuit had been set for trial commencing on April 11, 2016, but the Court has postponed the trial to commence on September 12, 2016. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

EDC Bond Issuance Matter

We have been named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) and by the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribe”) in which, among other things, Saybrook seeks repayment from the Tribe for the proceeds from a $50 million 2008 bond offering (“the bonds’) and in which the Tribe seeks to avoid repayment, as well as other claims against us and others. We were the initial purchaser of the bonds, which were immediately sold to LDF.  The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. Saybrook seeks rescissionary relief as well as restitutionary damages, including the amounts paid for the bonds, plus costs. The claims are set for trial commencing on October 11, 2016. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

Our Company, Stifel Nicolaus and Stone & Youngberg, LLC (“Stone & Youngberg”) are named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in the formation of the Collybus CDO manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds, as well as in connection with other transactions in the CA funds with CA. The original Complaint named Cantor, CA, and CA’s CEO, Walter Morales.  The CA funds filed a Chapter 11 bankruptcy petition which stayed the original lawsuit until the reorganization plan was entered by the court in the fall of 2013. Shortly thereafter, the CA funds filed their first Amended Complaint, which has been amended several times since then. The claims are set for trial commencing on November 28, 2016.  While there can be no assurance that we will be successful, we intend to vigorously defend the claims. We have established reserves supported by purchase price consideration the Company has withheld pursuant to the terms of the acquisition of Stone & Youngberg in 2011 which at this time we believe are adequate.

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

At December 31, 2015, Stifel had net capital of $310.1 million, which was 20.2% of aggregate debit items and $279.3 million in excess of its minimum required net capital. At December 31, 2015, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2015, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

December 31, 2015

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,572,883	25.4%	$278,996	4.5%	$402,994	6.5%
Tier 1 capital	1,631,324	26.3	371,995	6.0	495,993	8.0
Total capital	1,661,746	26.8	495,993	8.0	619,992	10.0
Tier 1 leverage	1,631,324	16.6	392,848	4.0	491,060	5.0

Stifel Bank – Federal Reserve Capital Amounts

December 31, 2015

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$457,300	13.6%	150,802	4.5%	217,825	6.5%
Tier 1 capital	457,300	13.6	201,069	6.0	268,092	8.0
Total capital	487,844	14.6	268,092	8.0	335,115	10.0
Tier 1 leverage	457,300	8.1	226,905	4.0	283,632	5.0

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income:
Investment securities	$53,787	$71,526	$62,155
Bank loans, net of unearned income	79,816	71,167	38,608
Margin balances	22,421	19,095	18,222
Other	23,077	24,181	23,554
	$179,101	$185,969	$142,539
Interest expense:
Senior notes	$25,695	$26,617	$20,648
Bank deposits	7,813	7,926	11,775
Other	11,891	6,718	13,945
	$45,399	$41,261	$46,368

NOTE 22 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance award, stock units and debentures to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a one- to eight-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.4 million shares at December 31, 2015.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $142.1 million, $111.6 million, and $124.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $14.7 million, $19.9 million, and $12.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

On June 5, 2015, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the years ended December 31, 2015.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2015, no options were granted.

A summary of option activity under the plans as of December 31, 2014, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding December 31, 2014	126	$31.61
Granted	—	—
Exercised	44	16.48
Forfeited	—	—
Expired	—	—
Outstanding December 31, 2015	82	$39.88	1.62	$1,156

At December 31, 2015, all outstanding options were exercisable. The total intrinsic value of options exercised during the year ended December 31, 2015 was not material, The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was  $1.6 million and $2.8 million, respectively. Cash proceeds from the exercise of stock options were not material for the year ended December 31, 2015. Cash proceeds were $0.3 million and $3.6 million, for the years ended December 31, 2014 and 2013, respectively. Tax benefits realized from the exercise of stock options for the years ended December 31, 2015, 2014, and 2013 were $0.6 million, $0.5 million, and $1.1 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to eight years and are distributable, if vested, at future specified dates. At December 31, 2015, the total number of stock units outstanding was 18.5 million, of which 12.3 million were unvested.

A summary of unvested stock unit activity under the plans as of December 31, 2015, and changes during the year then ended is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted-average grant date fair value
Unvested December 31, 2014	11,404	$39.70
Granted	3,672	49.99
Vested	(2,313)	45.64
Cancelled	(489)	36.61
Unvested December 31, 2015	12,274	$41.78

At December 31, 2015, there was unrecognized compensation cost for stock units of approximately $319 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Deferred Compensation Plans

The Wealth Accumulation Plan (the “Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units and debentures. Participants may elect to defer a portion of their incentive compensation. Deferred awards generally vest over a one- to eight-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

Additionally, the Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 4% of their gross commissions. They have the option to: 1) defer 5% of their gross commissions into company stock units and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $15.5 million and $18.1 million at December 31, 2015 and 2014, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2015 and 2014, the deferred compensation liability related to the mutual fund option of $12.4 million and $15.7 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Employee Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the Plan. We may match certain employee contributions or make additional contributions to the Plan at the discretion at our discretion. Our contributions to the Profit Sharing Plan were $7.7 million, $4.9 million, and $6.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2015 and 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and $1.2 billion, respectively, and the fair value of the collateral that had been sold or repledged was $278.7 million and $39.2 million, respectively.

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

At December 31, 2015 and 2014, Stifel Bank had outstanding commitments to originate loans aggregating $130.5 million and $122.8 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2015, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2015 and 2014, Stifel Bank had outstanding letters of credit totaling $38.7 million and $10.4 million, respectively. A majority of the standby letters of credit commitments at December 31, 2015, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2015 and 2014, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $403.2 million and $358.1 million, respectively.

NOTE 24 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current taxes:
Federal	$43,962	$100,262	$26,695
State	9,672	21,835	9,954
Foreign	1,329	(1,831)	365
	54,963	120,266	37,014
Deferred taxes:
Federal	(9,396)	(275)	(20,724)
State	3,056	(8,064)	(2,000)
Foreign	608	(263)	(1,968)
	(5,732)	(8,602)	(24,692)
Provision for income taxes	$49,231	$111,664	$12,322

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory rate	$49,548	$101,778	$64,831
State income taxes, net of federal income tax	7,908	14,860	11,433
Change in valuation allowance	535	(2,433)	1,659
Provision to return	904	(2,956)	(3,003)
Investment in subsidiary	(4,800)	—	(58,153)
Change in uncertain tax position	(3,903)	276	(2,956)
Non-taxable book gain	—	—	(2,647)
Revaluation of deferred taxes	—	—	(2,290)
Other, net	(961)	139	3,448
	$49,231	$111,664	$12,322

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Deferred compensation	$173,759	$161,972
Net operating loss carryforwards	48,831	50,251
Accrued expenses	65,451	37,673
Unrealized loss on investments	27,769	35,855
Depreciation	10,055	13,306
Receivable reserves	16,343	10,595
Investment and jobs creation credit	-	350
Total deferred tax assets	342,208	310,002
Valuation allowance	(12,738)	(7,385)
	329,470	302,617
Deferred tax liabilities:
Goodwill and other intangibles	(33,437)	(24,346)
Change in accounting method	(625)	(12,270)
Prepaid expenses	(4,211)	(3,602)
Other	(6,070)	(4,257)
	(44,343)	(44,475)
Net deferred tax asset	$285,127	$258,142

Our net deferred tax asset at December 31, 2015, includes net operating loss carryforwards of $77.4 million that expire between 2016 and 2035. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $5.4 million to adjust the tax benefit of certain state tax credits and foreign net operating losses that we have determined is more likely than not realizable. We believe the realization of the remaining net deferred tax asset of $285.1 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

The current tax payable, included in accounts payable and accrued expenses, is a receivable of $1.0 million and a payable of $31.3 million as of December 31, 2015 and 2014, respectively.

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

Uncertain Tax Positions

As of December 31, 2015 and 2014, we had $2.7 million and $5.5 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefits) in the consolidated statements of operations. As of December 31, 2015 and 2014, we had accrued interest and penalties of $0.8 million and $1.2 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2013 to December 31, 2015 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$5,510	$5,158	$1,750
Increase related to prior year tax positions	1,206	627	3,044
Decrease related to prior year tax positions	(33)	(443)	(40)
Increase related to current year tax positions	-	294	133
Decrease related to settlements with taxing authorities	(4,815)	(126)	(6,086)
Decrease related to lapsing of statute of limitations	—	—	(356)
Increase related to business acquisitions	849	—	6,713
Ending balance	$2,717	$5,510	$5,158

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2011. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2008.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months as a result of the expiration of various statutes of limitations or for the resolution of U.S. federal and state examinations, but we do not expect this change to be material to the consolidated financial statements.

NOTE 25 – Segment Reporting

We currently operate through the following three reporting segments: Global Wealth Management, Institutional Group, and various corporate activities combined in the Other segment.

Our Global Wealth Management segment consists of two operating segments, the Private Client Group and Stifel Bank.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through Stifel Bank. Stifel Bank segment provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our private client group customers and to the general public.

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

Information concerning operations in these segments of business for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenues: (1)
Global Wealth Management	$1,377,313	$1,232,651	$1,117,179
Institutional Group	975,594	997,071	864,371
Other	(21,313)	(21,298)	(8,104)
	$2,331,594	$2,208,424	$1,973,446
Income/(loss) before income taxes:
Global Wealth Management	$382,126	$346,978	$299,572
Institutional Group	141,042	165,546	149,599
Other	(381,601)	(221,730)	(263,942)
	$141,567	$290,794	$185,229

[1]	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2015, 2014, and 2013.

The following table presents our company’s total assets on a segment basis at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Global Wealth Management	$10,519,575	$5,816,284
Institutional Group	2,193,781	3,476,592
Other	622,559	225,275
	$13,335,915	$9,518,151

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the years ended December 31, 2015, 2014, and 2013, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$2,195,538	$2,082,876	$1,894,300
United Kingdom	125,552	113,943	67,394
Other European	10,504	11,605	11,752
	$2,331,594	$2,208,424	$1,973,446

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations	$92,336	$179,130	$172,907
Loss from discontinued operations, net of tax	—	(3,063)	(10,894)
Net income	$92,336	$176,067	$162,013
Shares for basic and diluted calculation:
Average shares used in basic computation	68,543	66,472	63,568
Dilutive effect of stock options and units (1)	10,011	9,904	9,936
Average shares used in diluted computation	78,554	76,376	73,504
Earnings per basic common share:
Income from continuing operations	$1.35	$2.69	$2.72
Loss from discontinued operations	—	(0.04)	(0.17)
Earnings per basic common share	$1.35	$2.65	$2.55
Earnings per diluted common share:
Income from continuing operations	$1.18	$2.35	$2.35
Loss from discontinued operations	—	(0.04)	(0.15)
Earnings per basic common share	$1.18	$2.31	$2.20

[1]

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2015, 2014, and 2013, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2015, the maximum number of shares that may yet be purchased under this plan was 5.8 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2015, we repurchased $117.7 million or 2.7 million shares using existing Board authorization at an average price of $43.91 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the year ended December 31, 2014.

Issuance of Common Stock

On June 5, 2015, we issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc. See Note 3 in the notes to consolidated financial statements for additional information regarding the acquisition.

During the year ended December 31, 2014, we issued 2.6 million shares. During the years ended December 31, 2013, we issued 8.8 million shares, which included the reissuance of 0.5 million shares from treasury.

Share issuances during the year ended December 31, 2015, were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of Sterne.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $199.3 million at December 31, 2015. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2015, 2014, and 2013. In addition, our direct investment interest in these entities is insignificant at December 31, 2015 and 2014.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $271.1 million at December 31, 2015. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at December 31, 2015. Management fee revenue earned by our company was insignificant during the years ended December 31, 2015, 2014, and 2013.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at December 31, 2015, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at December 31, 2015. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2015. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

NOTE 30 – Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2015:
Total revenues	$574,001	$607,849	$601,371	$593,771
Interest expense	13,019	10,098	9,796	12,485
Net revenues	560,982	597,751	591,575	581,286
Total non-interest expenses	490,916	559,680	569,227	570,204
Income from continuing operations before income tax expense	70,066	38,071	22,348	11,082
Provision for income taxes	26,969	17,183	5,169	(90)
Income from continuing operations	43,097	20,888	17,179	11,172
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$43,097	$20,888	$17,179	$11,172
Earnings per basic common share
Income from continuing operations	$0.62	$0.31	$0.25	$0.16
Loss from discontinued operations	—	—	—	—
Earnings per basic common share	$0.62	$0.31	$0.25	$0.16
Earnings per diluted common share
Income from continuing operations	$0.56	$0.27	$0.22	$0.14
Loss from discontinued operations	—	—	—	—
Earnings per diluted common share	$0.56	$0.27	$0.22	$0.14
Weighted-average number of common shares outstanding:
Basic	68,006	68,370	69,633	68,150
Diluted	77,359	77,856	79,759	79,355

(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2014:
Total revenues	$555,377	$568,989	$534,683	$590,636
Interest expense	8,631	8,842	11,228	12,560
Net revenues	546,746	560,147	523,455	578,076
Total non-interest expenses	468,618	482,624	457,689	508,698
Income from continuing operations before income tax expense	78,128	77,523	65,766	69,378
Provision for income taxes	30,155	31,946	25,673	23,890
Income from continuing operations	47,973	45,577	40,093	45,488
Income/(loss) from discontinued operations, net of tax	(591)	(1,976)	(190)	(306)
Net income	$47,382	$43,601	$39,903	$45,182
Earnings per basic common share
Income from continuing operations	$0.73	$0.69	$0.60	$0.67
Loss from discontinued operations	(0.01)	(0.03)	—	—
Earnings per basic common share	$0.72	$0.66	$0.60	$0.67
Earnings per diluted common share
Income from continuing operations	$0.63	$0.60	$0.52	$0.59
Loss from discontinued operations	—	(0.02)	—	(0.01)
Earnings per diluted common share	$0.63	$0.58	$0.52	$0.58
Weighted-average number of common shares outstanding:
Basic	66,037	66,302	66,691	66,851
Diluted	75,691	75,641	76,681	77,540

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2015, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stifel Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stifel Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 1, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2016

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2015 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2015, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	18,555,681	$40.20	7,426,266
Equity compensation plans not approved by the shareholders	—	—	—
	18,555,681	$40.20	7,476,665

As of December 31, 2015, the total number of securities to be issued upon exercise of options and units consisted of 81,711 options and 18,473,970 units, for a total of 18,555,681 shares. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2015, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 7,252,492 shares under the 2001 Incentive Stock Plan (2011 Restatement) and 174,173 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 7,426,665 shares.

The number of securities remaining available for future issuance under equity compensation plans reflects an adjustment to outstanding awards granted under the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement) to net shares withheld in payment of tax withholding obligations, due to a recent determination by the Compensation Committee to satisfy tax withholding obligations through the cancellation of shares subject to an award.

If an outstanding award granted under the 2001 Incentive Stock Plan (2011 Restatement) expires or is canceled or forfeited without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance.

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive

Officers,” included in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2015

Exhibit No.	Description

3.1

Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-160523) filed on July 10, 2009.

3.2	Amended and Restated By-Laws of Stifel Financial Corp., effective August 7, 2012, incorporated by reference so Exhibit 3.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed August 10, 2012.

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

Exhibit No.	Description

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

9(f)	Form of Deferred Award Agreement for Restricted Stock Units pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), filed herewith. *

9(g)	Form of Award Agreement for Restricted Stock Units and/or Debentures pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), filed herewith. *

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

12(d)	Stifel Financial Corp., Wealth Accumulation Plan 2015 Restatement, incorporated by reference to Exhibit 10 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 4, 2015.*

12(e)

First Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated by reference to Exhibit 10 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 20, 2015.*

12(f)	Second Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, filed herewith.*

11	Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1.	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of James M. Zemlyak pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2.	Certification of James M. Zemlyak pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2014, and 2013; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2016.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2016.

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