Form 10-Q
period 2016-03-31
STIFEL FINANCIAL CORP
filed 2016-05-10
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on May 2, 2016, was 66,472,096.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2016	December 31, 2015
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$577,350	$811,019
Cash segregated for regulatory purposes	37,051	227,727
Receivables:
Brokerage clients, net	1,382,362	1,599,218
Brokers, dealers, and clearing organizations	719,790	601,831
Securities purchased under agreements to resell	207,946	160,423
Financial instruments owned, at fair value	1,028,781	749,443
Available-for-sale securities, at fair value	2,125,466	1,629,907
Held-to-maturity securities, at amortized cost	2,028,179	1,855,399
Loans held for sale, at lower of cost or market	132,900	189,921
Bank loans, net	3,467,187	3,143,515
Investments, at fair value	165,424	181,017
Fixed assets, net	182,450	181,966
Goodwill	974,266	915,602
Intangible assets, net	92,922	63,177
Loans and advances to financial advisors and other employees, net	407,403	401,293
Deferred tax assets, net	216,321	285,127
Other assets	467,930	329,466
Total Assets	$14,213,728	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	March 31, 2016	December 31, 2015
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$1,077,414	$1,000,422
Brokers, dealers, and clearing organizations	282,920	438,031
Drafts	74,503	183,857
Securities sold under agreements to repurchase	290,729	278,674
Bank deposits	7,218,100	6,638,356
Financial instruments sold, but not yet purchased, at fair value	674,841	521,744
Accrued compensation	147,203	363,791
Accounts payable and accrued expenses	380,652	349,040
Borrowings	827,581	237,084
Senior notes	740,409	740,136
Debentures to Stifel Financial Capital Trusts	82,500	82,500
Total liabilities	11,796,852	10,833,635
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,508,281 and 69,507,842 shares, respectively	10,426	10,426
Additional paid-in-capital	1,733,605	1,820,772
Retained earnings	826,234	805,685
Accumulated other comprehensive loss	(47,218)	(39,533)
	2,523,047	2,597,350
Treasury stock, at cost, 3,054,716 and 2,483,071 shares, respectively	(106,171)	(104,934)
Total Shareholders’ Equity	2,416,876	2,492,416
Total Liabilities and Shareholders’ Equity	$14,213,728	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Revenues:
Commissions	$197,930	$180,302
Principal transactions	120,948	100,205
Investment banking	100,658	125,089
Asset management and service fees	144,532	113,869
Interest	62,786	42,736
Other income	7,231	11,800
Total revenues	634,085	574,001
Interest expense	14,111	13,019
Net revenues	619,974	560,982
Non-interest expenses:
Compensation and benefits	411,113	355,693
Occupancy and equipment rental	57,255	44,170
Communications and office supplies	36,660	29,234
Commissions and floor brokerage	11,732	10,069
Other operating expenses	59,301	51,750
Total non-interest expenses	576,061	490,916
Income from operations before income tax expense	43,913	70,066
Provision for income taxes	16,858	26,969
Net income	$27,055	$43,097

Earnings per common share:
Basic	$0.40	$0.62
Diluted	$0.36	$0.56
Weighted-average number of common shares outstanding:
Basic	67,579	68,006
Diluted	76,086	77,359

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$27,055	$43,097
Other comprehensive income/(loss), net of tax: [1]
Changes in unrealized gains/(losses) on available-for-sale securities [2]	(1,028)	6,945
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	509	731
Changes in unrealized losses on cash flow hedging instruments [3]	(4,980)	(225)
Foreign currency translation adjustment	(2,186)	(3,978)
Total other comprehensive income/(loss), net of tax	(7,685)	3,473
Comprehensive income	$19,370	$46,570

(1)	Net of tax benefit of $4.7 million and tax expense of $2.4 million for the three months ended March 31, 2016 and 2015, respectively.
(2)	There were no reclassifications to earnings of realized gains during the three months ended March 31, 2016 and 2015, respectively.
(3)	Amounts are net of reclassifications to earnings of losses of $1.3 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$27,055	$43,097
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,629	7,952
Amortization of loans and advances to financial advisors and other employees	18,995	15,769
Amortization of premium on investment portfolio	1,622	1,192
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	4,571	2,200
Amortization of intangible assets	2,974	1,942
Deferred income taxes	72,979	49,469
Excess tax benefits/(tax deficit) from stock-based compensation	4,215	(11,768)
Stock-based compensation	30,450	22,356
(Gains)/losses on sale of investments	3,826	(5,669)
Other, net	(2,524)	3,382
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	190,676	49,519
Receivables:
Brokerage clients	216,856	(58,082)
Brokers, dealers, and clearing organizations	(117,959)	200,414
Securities purchased under agreements to resell	(47,523)	(143,534)
Financial instruments owned, including those pledged	(279,338)	(24,309)
Loans originated as held for sale	(419,601)	(464,087)
Proceeds from mortgages held for sale	472,886	394,751
Loans and advances to financial advisors and other employees	(25,417)	(10,782)
Other assets	(133,412)	(32,614)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	76,992	10,791
Brokers, dealers, and clearing organizations	(3,792)	(1,624)
Drafts	(109,354)	(20,357)
Financial instruments sold, but not yet purchased	153,097	(42,384)
Other liabilities and accrued expenses	(246,487)	(288,049)
Net cash used in operating activities	$(97,584)	$(300,425)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$31,303	$72,290
Calls and principal paydowns of held-to-maturity securities	37,577	23,186
Sale or maturity of investments	12,978	35,858
Increase in bank loans, net	(327,931)	(190,183)
Payments for:
Purchase of available-for-sale securities	(529,707)	(199)
Purchase of held-to-maturity securities	(210,677)	—
Purchase of investments	(1,313)	(19,262)
Purchase of fixed assets	(9,270)	(20,996)
Acquisitions, net of cash acquired	(68,680)	(961)
Net cash used in investing activities	(1,065,720)	(100,267)
Cash Flows From Financing Activities:
Proceeds from borrowings	238,497	20,500
Proceeds from Federal Home Loan Bank advances	352,000	—
Increase in securities sold under agreements to repurchase	12,055	216,678
Increase in bank deposits, net	579,744	43,959
Increase/(decrease) in securities loaned	(151,319)	442
Excess tax benefits/(tax deficit) from stock-based compensation	(4,215)	11,768
Issuance of common stock for stock option exercises	175	200
Repurchase of common stock	(95,116)	—
Repayment of senior notes	—	(175,000)
Net cash provided by financing activities	931,821	118,547
Effect of exchange rate changes on cash	(2,186)	(3,881)
Decrease in cash and cash equivalents	(233,669)	(286,026)
Cash and cash equivalents at beginning of period	811,019	689,782
Cash and cash equivalents at end of period	$577,350	$403,756
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$20,061	$30,936
Cash paid for interest	13,630	10,135
Noncash financing activities:
Unit grants, net of forfeitures	98,876	53,045
Issuance of common stock for acquisitions	11,427	—
Shares surrendered into treasury	—	223

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Company”), through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and Europe. Our major geographic area of concentration is throughout the United States, with a growing presence in Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

On January 4, 2016, the Company completed the acquisition of Eaton Partners, LLC (“Eaton Partners”), a global fund placement and advisory firm. Eaton Partners will retain its brand name and will be run as a Stifel company. The acquisition was funded with cash from operations and our common stock.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe, Bruyette & Woods, Inc., and Stifel Bank & Trust (“Stifel Bank”). All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2 – Recently Issued Accounting Guidance

Share-Based Payments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) that requires an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for our company). We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for fiscal years beginning after December 15, 2018 (January 1,

2019 for our company). Early adoption is permitted. We are currently evaluating the transition method that will be elected and the effect that the new guidance will have on our consolidated financial statements.

Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that will change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The guidance is effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for our company). We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 (January 1, 2016 for our company). See Note 4 – Fair Value Measurements.

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015 (January 1, 2016 for our company) and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Upon the adoption of ASU 2015-03 by our company on January 1, 2016, the impact was a reduction in both other assets and senior notes of $9.6 million. In accordance with ASU No. 2015-03, previously reported amounts have been conformed to the current presentation, as reflected in the consolidated statements of financial condition. The impact as of December 31, 2015 was a reduction to both total assets and total liabilities of $9.9 million.

Revenue Recognition

In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” that amends the revenue guidance in ASU 2014-09 on identifying performance obligations. The effective date of the new guidance will coincide with ASU 2014-09 during the first quarter 2018. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) that amends the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. ASU 2016-08 also provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2016 and December 31, 2015, included (in thousands):

	March 31, 2016	December 31, 2015
Deposits paid for securities borrowed	$420,417	$318,105
Receivables from clearing organizations	221,643	260,077
Securities failed to deliver	77,730	23,649
	$719,790	$601,831

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2016 and December 31, 2015, included (in thousands):

	March 31, 2016	December 31, 2015
Deposits received from securities loaned	$178,347	$329,670
Securities failed to receive	71,263	16,353
Payable to clearing organizations	33,310	92,008
	$282,920	$438,031

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 4 – Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including financial instruments owned, available-for-sale securities, investments, financial instruments sold, but not yet purchased, and derivatives.

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

We have identified Level 3 financial instruments to include certain equity securities with unobservable pricing inputs and certain mortgage-backed securities. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Investments

Investments carried at fair value primarily include corporate equity securities, auction-rate securities (“ARS”), and private company investments.

Corporate equity securities and U.S. government securities are valued based on quoted prices in active markets and reported in Level 1.

ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs.

Direct investments in private companies may be valued using the market approach and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Investments in Funds That Are Measured at Net Asset Value Per Share

Investments at fair value include investments in funds that are measured at NAV. The Company uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. The Company adopted ASU No. 2015-07 in January 2016 and, as required, disclosures in the paragraphs and tables below are limited to only those investments in funds that are measured at NAV. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation.

The Company’s investments in funds measured at NAV include private company investments, partnership interests, mutual funds, private equity funds, and money market funds. Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments. The private equity funds are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	March 31, 2016
	Fair value of investments	Unfunded commitments
Private company investments	$28,106	$13,651
Partnership interests	21,574	1,988
Mutual funds	20,521	—
Private equity funds	12,321	9,338
Money market funds	10,377	—
Total	$92,899	$24,977

	December 31, 2015
	Fair value of investments	Unfunded commitments
Private company investments	$34,385	$14,178
Partnership interests	22,502	2,018
Mutual funds	20,399	—
Private equity funds	12,970	9,352
Money market funds	77,097	—
Total	$167,353	$25,548

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

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities not actively traded, corporate fixed income and equity securities, and state and municipal securities.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, are presented below (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$38,165	$38,165	$—	$—
U.S. government agency securities	71,900	—	71,900	—
Mortgage-backed securities:
Agency	267,056	—	267,056	—
Non-agency	33,774	—	32,341	1,433
Corporate securities:
Fixed income securities	340,946	24,873	316,073	—
Equity securities	75,837	72,662	2,556	619
State and municipal securities	201,103	—	201,103	—
Total financial instruments owned	1,028,781	135,700	891,029	2,052
Available-for-sale securities:
U.S. government agency securities	1,780	101	1,679	—
State and municipal securities	74,105	—	74,105	—
Mortgage-backed securities:
Agency	400,631	—	400,631	—
Commercial	19,565	—	19,565	—
Non-agency	2,283	—	2,283	—
Corporate fixed income securities	541,209	—	541,209	—
Asset-backed securities	1,085,893	—	1,085,893	—
Total available-for-sale securities	2,125,466	101	2,125,365	—
Investments:
Corporate equity securities	27,035	22,714	1,342	2,979
Auction rate securities:
Equity securities	50,864	—	—	50,864
Municipal securities	1,351	—	—	1,351
Other [1]	3,652	5	2,872	775
Investments in funds measured at NAV	82,522
Total investments	165,424	22,719	4,214	55,969
Cash equivalents measured at NAV	10,377
	$3,330,048	$158,520	$3,020,608	$58,021

[1]	Includes certain private company and other investments.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$257,214	$257,214	$—	$—
Agency mortgage-backed securities	86,624	—	86,624	—
Corporate securities:
Fixed income securities	302,961	7,314	295,647	—
Equity securities	27,999	27,999	—	—
State and municipal securities	43	—	43	—
Total financial instruments sold, but not yet purchased	674,841	292,527	382,314	—
Derivative contracts [2]	12,192	—	12,192	—
	$687,033	$292,527	$394,506	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, are presented below (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$45,167	$45,167	$—	$—
U.S. government agency securities	116,949	—	116,949	—
Mortgage-backed securities:
Agency	205,473	—	205,473	—
Non-agency	33,319	—	31,843	1,476
Corporate securities:
Fixed income securities	203,910	13,203	190,707	—
Equity securities	31,642	29,388	1,635	619
State and municipal securities	112,983	—	112,983	—
Total financial instruments owned	749,443	87,758	659,590	2,095
Available-for-sale securities:
U.S. government agency securities	1,698	—	1,698	—
State and municipal securities	74,167	—	74,167	—
Mortgage-backed securities:
Agency	304,893	—	304,893	—
Commercial	11,310	—	11,310	—
Non-agency	2,518	—	2,518	—
Corporate fixed income securities	319,408	—	319,408	—
Asset-backed securities	915,913	—	915,913	—
Total available-for-sale securities	1,629,907	—	1,629,907	—
Investments:
Corporate equity securities	30,737	26,436	1,359	2,942
U.S. government securities	102	102	—	—
Auction rate securities:
Equity securities	55,710	—	5,268	50,442
Municipal securities	1,315	—	—	1,315
Other [1]	2,897	4	2,873	20
Investments measured at NAV	90,256
Total investments	181,017	26,542	9,500	54,719
Cash equivalents measured at NAV	77,097
	$2,637,464	$114,300	$2,298,997	$56,814

[1]	Includes certain private company and other investments.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$186,030	$186,030	$—	$—
Agency mortgage-backed securities	50,830	—	50,830	—
Corporate securities:
Fixed income securities	255,700	3,601	252,099	—
Equity securities	29,184	22,894	6,290	—
Total financial instruments sold, but not yet purchased	521,744	212,525	309,219	—
Derivative contracts [2]	3,591	—	3,591	—
	$525,335	$212,525	$312,810	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	Financial instruments owned		Investments
	Mortgage- Backed Securities – Non-Agency	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2015	$1,476	$619	$2,942	$50,442	$1,315	$20
Unrealized gains:
Included in changes in net assets [2]	—	—	37	422	36	—
Included in OCI [3]	—	—	—	—	—	—
Realized gains [2]	7	—	—	—	—	—
Purchases	—	—	—	—	—	755
Sales	—	—	—	—	—	—
Redemptions	(50)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Net change	(43)	—	37	422	36	755
Balance at March 31, 2016	$1,433	$619	$2,979	$50,864	$1,351	$775

[1]	Includes private company and other investments.
[2]	Realized and unrealized gains related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the three months ended March 31, 2016 were principally a result of purchases of partnership interests. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2016, relating to Level 3 assets still held at March 31, 2016, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of March 31, 2016.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.0 - 12.2%	6.5%
		Workout period	1 - 3 years	2.4 years
Municipal securities	Discounted cash flow	Discount rate	0.0 - 11.3%	5.2%
		Workout period	1 - 4 years	2.1 years

The fair value of certain Level 3 assets was determined using various methodologies, as appropriate, including third-party pricing vendors and broker quotes. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment, and other analytical procedures.

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $1.2 million of transfers of financial assets from Level 2 to Level 1 during the three months ended March 31, 2016, primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.3 million of transfers of financial assets from Level 1 to Level 2 during the three months ended March 31, 2016, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2016 and December 31, 2015, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$577,350	$577,350	$811,019	$811,019
Cash segregated for regulatory purposes	37,051	37,051	227,727	227,727
Securities purchased under agreements to resell	207,946	207,946	160,423	160,423
Financial instruments owned	1,028,781	1,028,781	749,443	749,443
Available-for-sale securities	2,125,466	2,125,466	1,629,907	1,629,907
Held-to-maturity securities	2,028,179	2,064,996	1,855,399	1,874,998
Loans held for sale	132,900	132,900	189,921	189,921
Bank loans	3,467,187	3,494,993	3,143,515	3,188,402
Investments	165,424	165,424	181,017	181,017
Financial liabilities:
Securities sold under agreements to repurchase	$290,729	$290,729	$278,674	$278,674
Bank deposits	7,218,100	7,098,427	6,638,356	6,627,818
Financial instruments sold, but not yet purchased	674,841	674,841	521,744	521,744
Derivative contracts [1]	12,192	12,192	3,591	3,591
Borrowings	827,581	827,581	237,084	237,084
Senior notes	740,409	739,058	740,136	736,135
Debentures to Stifel Financial Capital Trusts	82,500	66,779	82,500	72,371

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$566,973	$566,973	$—	$—
Cash segregated for regulatory purposes	37,051	37,051	—	—
Securities purchased under agreements to resell	207,946	207,946	—	—
Held-to-maturity securities	2,064,996	—	1,377,031	687,965
Loans held for sale	132,900	—	132,900	—
Bank loans	3,494,993	—	3,494,993	—
Financial liabilities:
Securities sold under agreements to repurchase	$290,729	$290,729	$—	$—
Bank deposits	7,098,427	—	7,098,427	—
Borrowings	827,581	—	827,581	—
Senior notes	739,058	739,058	—	—
Debentures to Stifel Financial Capital Trusts	66,779	—	—	66,779

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$733,922	$733,922	$—	$—
Cash segregated for regulatory purposes	227,727	227,727	—	—
Securities purchased under agreements to resell	160,423	160,423	—	—
Held-to-maturity securities	1,874,998	—	1,317,582	557,416
Loans held for sale	189,921	—	189,921	—
Bank loans	3,188,402	—	3,188,402	—
Financial liabilities:
Securities sold under agreements to repurchase	$278,674	$278,674	$—	$—
Bank deposits	6,627,818	—	6,627,818	—
Borrowings	237,084	—	237,084	—
Senior notes	736,135	736,135	—	—
Debentures to Stifel Financial Capital Trusts	72,371	—	—	72,371

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2016 and December 31, 2015.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2016 and December 31, 2015 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2016 and December 31, 2015 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of interest-bearing deposits, including certificates of deposits, demand deposits, savings, and checking accounts, was calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

Borrowings

The carrying amount of borrowings approximates fair value due to the relative short-term nature of such borrowings. In addition, Stifel Bank’s FHLB advances reflect terms that approximate current market rates for similar borrowings.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Financial instruments owned:
U.S. government securities	$38,165	$45,167
U.S. government agency securities	71,900	116,949
Mortgage-backed securities:
Agency	267,056	205,473
Non-agency	33,774	33,319
Corporate securities:
Fixed income securities	340,946	203,910
Equity securities	75,837	31,642
State and municipal securities	201,103	112,983
	$1,028,781	$749,443
Financial instruments sold, but not yet purchased:
U.S. government securities	$257,214	$186,030
Agency mortgage-backed securities	86,624	50,830
Corporate securities:
Fixed income securities	302,961	255,700
Equity securities	27,999	29,184
State and municipal securities	43	—
	$674,841	$521,744

At March 31, 2016 and December 31, 2015, financial instruments owned in the amount of $751.5 million and $508.5 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,776	$6	$(2)	$1,780
State and municipal securities	75,813	18	(1,726)	74,105
Mortgage-backed securities:
Agency	407,480	378	(7,227)	400,631
Commercial	19,572	83	(90)	19,565
Non-agency	2,459	1	(177)	2,283
Corporate fixed income securities	535,358	5,896	(45)	541,209
Asset-backed securities	1,096,144	1,250	(11,501)	1,085,893
	$2,138,602	$7,632	$(20,768)	$2,125,466
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,430,586	$39,549	$(4,504)	$1,465,631
Commercial	59,536	3,189	—	62,725
Non-agency	795	—	(18)	777
Asset-backed securities	497,134	3,440	(4,805)	495,769
Corporate fixed income securities	40,128	6	(40)	40,094
	$2,028,179	$46,184	$(9,367)	$2,064,996

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,700	$1	$(3)	$1,698
State and municipal securities	75,953	28	(1,814)	74,167
Mortgage-backed securities:
Agency	306,309	125	(1,541)	304,893
Commercial	11,177	134	(1)	11,310
Non-agency	2,679	2	(163)	2,518
Corporate fixed income securities	321,017	743	(2,352)	319,408
Asset-backed securities	922,563	774	(7,424)	915,913
	$1,641,398	$1,807	$(13,298)	$1,629,907
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,257,808	$23,346	$(3,105)	$1,278,049
Commercial	59,521	1,832	—	61,353
Non-agency	929	—	(15)	914
Asset-backed securities	496,996	2,076	(4,139)	494,933
Corporate fixed income securities	40,145	—	(396)	39,749
	$1,855,399	$27,254	$(7,655)	$1,874,998

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
[2]

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

There were no sales of available-for-sale securities during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, unrealized losses, net of tax benefit, of $1.0 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the three months ended March 31, 2015, unrealized gains, net of deferred taxes, of $6.9 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$955	$953	$—	$—
After one year through three years	198,269	199,697	40,128	40,094
After three years through five years	303,415	307,345	—	—
After five years through ten years	302,503	296,855	—	—
After ten years	903,949	898,137	497,134	495,769
Mortgage-backed securities
After one year through three years	52	52	—	—
After five years through ten years	547	577	261,778	266,426
After ten years	428,912	421,850	1,229,139	1,262,707
	$2,138,602	$2,125,466	$2,028,179	$2,064,996

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2016, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: [1]
U.S. government agency securities	$953	$827	$—	$—	$1,780
State and municipal securities	—	—	11,017	63,088	74,105
Mortgage-backed securities:
Agency	—	—	577	400,054	400,631
Commercial	—	—	—	19,565	19,565
Non-agency	—	52	—	2,231	2,283
Corporate fixed income securities	—	506,215	34,994	—	541,209
Asset-backed securities	—	—	250,844	835,049	1,085,893
	$953	$507,094	$297,432	$1,319,987	$2,125,466
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$202,242	$1,228,344	$1,430,586
Commercial	—	—	59,536	—	59,536
Non-agency	—	—	—	795	795
Asset-backed securities	—	—	—	497,134	497,134
Corporate fixed income securities	—	40,128	—	—	40,128
	$—	$40,128	$261,778	$1,726,273	$2,028,179

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2016 and December 31, 2015, securities and loans of $2.1 billion and $1.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2016 and December 31, 2015, securities of $1.3 billion and $1.1 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(2)	$578	$—	$—	$(2)	$578
State and municipal securities	(128)	13,784	(1,598)	56,128	(1,726)	69,912
Mortgage-backed securities:
Agency	(7,060)	374,478	(167)	8,510	(7,227)	382,988
Commercial	(89)	12,341	(1)	111	(90)	12,452
Non-agency	—	—	(177)	2,149	(177)	2,149
Corporate fixed income securities	(45)	15,848	—	—	(45)	15,848
Asset-backed securities	(8,488)	729,217	(3,013)	63,917	(11,501)	793,134
	$(15,812)	$1,146,246	$(4,956)	$130,815	$(20,768)	$1,277,061
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(4,489)	$129,576	$(15)	$2,002	$(4,504)	$131,578
Non-agency	—	—	(18)	777	(18)	777
Asset-backed securities	(2,791)	316,535	(2,014)	69,521	(4,805)	386,056
Corporate fixed income securities	—	—	(40)	35,064	(40)	35,064
	$(7,280)	$446,111	$(2,087)	$107,364	$(9,367)	$553,475

At March 31, 2016, the amortized cost of 98 securities classified as available for sale exceeded their fair value by $20.8 million, of which $5.0 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2016, was $1.3 billion, which was 60.1% of our available-for-sale portfolio.

At March 31, 2016, the carrying value of 37 securities held to maturity exceeded their fair value by $9.4 million, of which $2.1 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three months ended March 31, 2016 and 2015.

We believe the gross unrealized losses of $30.0 million related to our investment portfolio, as of March 31, 2016, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 – Bank Loans

Our loan portfolio consists primarily of the following segments:

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

Consumer. Consumer loans allow customers to purchase non-investment goods and services.

Construction and land. Short-term loans used to finance the development of a real estate project.

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2016 and December 31, 2015 (in thousands, except percentages):

	March 31, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
Securities-based loans	$1,345,719	38.4%	$1,388,953	43.7%
Commercial and industrial	1,295,318	37.0	1,216,656	38.2
Residential real estate	730,683	20.8	429,132	13.5
Commercial real estate	83,273	2.4	92,623	2.9
Consumer	31,036	0.9	36,846	1.2
Home equity lines of credit	12,511	0.4	12,475	0.4
Construction and land	6,969	0.1	3,899	0.1
Gross bank loans	3,505,509	100.0%	3,180,584	100.0%
Unamortized loan (discount)/premium, net	(2,846)		(5,296)
Unamortized loan fees, net of loan fees	(1,979)		(1,567)
Loans in process	553		(419)
Allowance for loan losses	(34,050)		(29,787)
Bank loans, net	$3,467,187		$3,143,515

At March 31, 2016 and December 31, 2015, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $1.2 million and $2.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $8.2 million and $7.2 million, respectively.

At March 31, 2016 and December 31, 2015, we had mortgage loans held for sale of $132.9 million and $189.9 million, respectively. For the three months ended March 31, 2016 and 2015, we recognized gains of $2.7 million and $2.6 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 (in thousands).

	Three Months Ended March 31, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$24,748	$2,952	$—	$—	$27,700
Securities-based loans	1,607	(2)	—	—	1,605
Consumer	105	(21)	—	—	84
Residential real estate	1,241	88	—	1	1,330
Commercial real estate	264	1,022	—	3	1,289
Home equity lines of credit	290	(23)	—	—	267
Construction and land	78	40	—	—	118
Qualitative	1,454	203	—	—	1,657
	$29,787	$4,259	$—	$4	$34,050

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2016 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$1,215	$26,485	$27,700	$12,148	$1,283,170	$1,295,318
Securities-based loans	—	1,605	1,605	—	1,345,719	1,345,719
Consumer	14	70	84	18	31,018	31,036
Residential real estate	24	1,306	1,330	704	729,979	730,683
Commercial real estate	981	308	1,289	9,809	73,464	83,273
Home equity lines of credit	149	118	267	323	12,188	12,511
Construction and land	—	118	118	—	6,969	6,969
Qualitative	—	1,657	1,657	—	—	—
	$2,383	$31,667	$34,050	$23,002	$3,482,507	$3,505,509

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 (in thousands).

	Three Months Ended March 31, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$1,495	$—	$—	$18,104
Securities-based loans	1,099	189	—	—	1,288
Consumer	156	(51)	—	—	105
Residential real estate	787	114	(47)	3	857
Commercial real estate	232	38	—	35	305
Home equity lines of credit	267	2	—	—	269
Construction and land	—	—	—	—	—
Qualitative	1,581	59	—	—	1,640
	$20,731	$1,846	$(47)	$38	$22,568

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2015 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$24,748	$24,748	$—	$1,216,656	$1,216,656
Securities-based loans	—	1,607	1,607	—	1,388,953	1,388,953
Consumer	14	91	105	14	36,832	36,846
Residential real estate	24	1,217	1,241	182	428,950	429,132
Commercial real estate	—	264	264	—	92,623	92,623
Home equity lines of credit	149	141	290	323	12,152	12,475
Construction and land	—	78	78	—	3,899	3,899
Qualitative	—	1,454	1,454	—	—	—
	$187	$29,600	$29,787	$519	$3,180,065	$3,180,584

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At March 31, 2016, we had $23.0 million of impaired loans, net of discounts, which included $0.3 million in troubled debt restructurings, for which there was a specific allowance of $2.4 million. At December 31, 2015, we had $1.1 million of impaired loans, net of discounts, which included $0.3 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2016 and 2015, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2016 and December 31, 2015, including the average recorded investment balance (in thousands):

	March 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,148	$—	$12,148	$12,148	$1,215	$12,219
Securities-based loans	—	—	—	—	—	—
Consumer	858	4	14	18	14	18
Residential real estate	774	523	181	704	24	705
Commercial real estate	9,809	—	9,809	9,809	981	6,539
Home equity lines of credit	323	—	323	323	149	323
Construction and land	—	—	—	—	—	—
Total	$23,912	$527	$22,475	$23,002	$2,383	$19,804

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Securities-based loans	—	—	—	—	—	—
Consumer	944	—	15	15	15	23
Residential real estate	776	524	182	706	24	752
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	342	19	323	342	149	342
Construction and land	—	—	—	—	—	—
Total	$2,062	$543	$520	$1,063	$188	$1,117

The following table presents the aging of the recorded investment in past due loans at March 31, 2016 and December 31, 2015 by portfolio segment (in thousands):

	As of March 31, 2016
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,295,318	$1,295,318
Securities-based loans	—	—	—	1,345,719	1,345,719
Consumer	5	10	15	31,021	31,036
Residential real estate	1,527	450	1,977	728,706	730,683
Commercial real estate	—	—	—	83,273	83,273
Home equity lines of credit	48	—	48	12,463	12,511
Construction and land	—	—	—	6,969	6,969
Total	$1,580	$460	$2,040	$3,503,469	$3,505,509

	As of March 31, 2016 *
	Non-Accrual	Restructured	Total
Commercial and industrial	$12,148	$—	$12,148
Securities-based loans	—	—	—
Consumer	18	—	18
Residential real estate	380	324	704
Commercial real estate	9,809	—	9,809
Home equity lines of credit	323	—	323
Construction and land	—	—	—
Total	$22,678	$324	$23,002

*	There were no loans past due 90 days and still accruing interest at March 31, 2016.

	As of December 31, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,216,656	$1,216,656
Securities-based loans	—	—	—	1,388,953	1,388,953
Consumer	7	7	14	36,832	36,846
Residential real estate	3,310	450	3,760	425,372	429,132
Commercial real estate	—	—	—	92,623	92,623
Home equity lines of credit	323	19	342	12,133	12,475
Construction and land	—	—	—	3,899	3,899
Total	$3,640	$476	$4,116	$3,176,468	$3,180,584

	As of December 31, 2015*
	Non-Accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Securities-based loans	—	—	—
Consumer	15	—	15
Residential real estate	380	326	706
Commercial real estate	—	—	—
Home equity lines of credit	342	—	342
Construction and land	—	—	—
Total	$737	$326	$1,063

*	There were no loans past due 90 days and still accruing interest at December 31, 2015.

Credit quality indicators

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At March 31, 2016 and December 31, 2015, 97.1 % and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,246,548	$11,704	$37,066	$—	$1,295,318
Securities-based loans	1,345,719	—	—	—	1,345,719
Consumer	30,169	5	862	—	31,036
Residential real estate	729,747	305	631	—	730,683
Commercial real estate	73,464	—	9,809	—	83,273
Home equity lines of credit	12,188	—	323	—	12,511
Construction and land	6,969	—	—	—	6,969
Total	$3,444,804	$12,014	$48,691	$—	$3,505,509

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,191,030	$11,320	$14,306	$—	$1,216,656
Securities-based loans	1,388,939	—	14	—	1,388,953
Consumer	36,846	—	—	—	36,846
Residential real estate	427,950	1,182	—	—	429,132
Commercial real estate	92,623	—	—	—	92,623
Home equity lines of credit	12,456	—	19	—	12,475
Construction and land	3,899	—	—	—	3,899
Total	$3,153,743	$12,502	$14,339	$—	$3,180,584

NOTE 8 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2015, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2015	Adjustments	Impairment Losses	March 31, 2016
Goodwill
Global Wealth Management	$269,384	$(17,679)	$—	$251,705
Institutional Group	646,218	76,343	—	722,561
	$915,602	$58,664	$—	$974,266

	December 31, 2015	Net Additions	Amortization	March 31, 2016
Intangible assets
Global Wealth Management	$27,964	$11,120	$(1,420)	$37,664
Institutional Group	35,213	21,599	(1,554)	55,258
	$63,177	$32,719	$(2,974)	$92,922

The adjustments to goodwill and intangible assets during the three months ended March 31, 2016, are primarily attributable to the acquisition of Eaton Partners, which closed on January 4, 2016 and the acquisition of Sterne Agee, which closed on June 5, 2015. The allocation of the purchase price for these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$115,184	$38,622	$78,580	$37,322
Trade name	20,794	7,964	24,456	6,969
Investment banking backlog	7,635	7,462	7,440	7,388
Non-compete agreements	1,953	714	2,517	255
	$145,566	$54,762	$112,993	$51,934

Amortization expense related to intangible assets was $3.0 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2016, are: customer relationships, 7.9 years; trade name, 10.4 years; non-compete agreements, 4.6 years; and backlog within the next 9 months. As of March 31, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2016	$7,024
2017	8,701
2018	8,068
2019	7,836
2020	7,618
Thereafter	51,557
$90,804

NOTE 9 – Borrowings

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

The following table details the components of borrowings (in thousands):

	March 31, 2016	December 31, 2015
Federal Home Loan Bank advances	$500,000	$148,000
Borrowings on secured lines of credit	269,400	30,000
Term loans	58,181	59,084
	$827,581	$237,084

Our uncommitted secured lines of credit at March 31, 2016, totaled $980.0 million with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $356.7 million during the three months ended March 31, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $472.0 million.

Our committed bank line financing at March 31, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At March 31, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances as of March 31, 2016 are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2016 was 0.81%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of March 31, 2016, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”) with Regions Bank. The Term Loans mature on June 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as a per annum rate equal to LIBOR, as defined. During the three months ended March 31, 2016, the weighted average interest rate on these term loans was 1.93%.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
3.50% senior notes, due 2020 [1]	$300,000	$300,000
5.375% senior notes, due 2022 [2]	150,000	150,000
4.250% senior notes, due 2024 [3]	300,000	300,000
	750,000	750,000
Debt issuance costs	(9,591)	(9,864)
	$740,409	$740,136

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	300,000
Thereafter	450,000
$750,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Money market and savings accounts	$7,109,837	$6,429,780
Demand deposits (interest-bearing)	87,418	185,275
Certificates of deposit	11,990	15,087
Demand deposits (non-interest-bearing)	8,855	8,214
	$7,218,100	$6,638,356

The weighted-average interest rate on deposits was 0.11% and 0.17% at March 31, 2016 and December 31, 2015, respectively.

Scheduled maturities of certificates of deposit at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Certificates of deposit, less than $100:
Within one year	$3,980	$4,863
One to three years	1,968	2,356
Three to five years	—	145
Over five years	—	—
	$5,948	$7,364
Certificates of deposit, $100 and greater:
Within one year	$3,922	$5,464
One to three years	1,829	1,975
Three to five years	291	284
Over five years	—	—
	6,042	7,723
	$11,990	$15,087

At March 31, 2016 and December 31, 2015, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $7.2 billion and $6.6 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.3 million and $0.3 million, respectively.

NOTE 12 – Derivative Instruments and Hedging Activities

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

The following table provides the notional values and fair values of our derivative instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$952,031	Other assets	$—	Accounts payable and accrued expenses	$(12,192)

	December 31, 2015
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$179,110	Other assets	$—	Accounts payable and accrued expenses	$(3,591)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 2.7 years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three months ended March 31, 2016 and 2015, respectively, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $5.4 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016
	Loss Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(9,426)	Interest expense	$1,345	None	$13

	Three Months Ended March 31, 2015
	Loss Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,523)	Interest expense	$1,162	None	$—

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

As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.2 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $17.8 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2016, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2016 and December 31, 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of March 31, 2016:
Securities borrowing [1]	$420,417	$—	$420,417	$(123,170)	$(285,584)	$11,663
Reverse repurchase agreements [2]	207,946	—	207,946	(207,946)	—	—
	$628,363	$—	$628,363	$(331,116)	$(285,584)	$11,663
As of December 31, 2015:
Securities borrowing [1]	$318,105	$—	$318,105	$(182,399)	$(123,309)	$12,397
Reverse repurchase agreements [2]	160,423	—	160,423	(160,423)	—	—
	$478,528	$—	$478,528	$(342,822)	$(123,309)	$12,397

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

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2016 and December 31, 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of March 31, 2016:
Securities lending [3]	$(178,347)	$—	$(178,347)	$123,170	$48,886	$(6,291)
Repurchase agreements [4]	(290,729)	—	(290,729)	207,946	82,783	—
Cash flow interest rate contracts	(12,192)	—	(12,192)	—	12,192	—
	$(481,268)	$—	$(481,268)	$331,116	$143,861	$(6,291)
As of December 31, 2015:
Securities lending [3]	$(329,670)	$—	$(329,670)	$182,399	$132,784	$(14,487)
Repurchase agreements [4]	(278,674)	—	(278,674)	160,423	118,251	—
Cash flow interest rate contracts	(3,591)	—	(3,591)	—	3,591	—
	$(611,935)	$—	$(611,935)	$342,822	$254,626	$(14,487)

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

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2016, had no material effect on the consolidated financial statements.

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

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 19 in the notes to consolidated financial statements for further details.

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $25.0 million of commitments outstanding at March 31, 2016, of which $13.7 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2016 and December 31, 2015, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

A civil lawsuit was filed against our company by the SEC in connection with our role in the sale of collateralized debt obligations (“CDOs”) investments to five Southeastern Wisconsin school districts (the “school districts”) in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The SEC has asserted claims under Section 15c(1) (A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act.  The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs.  We answered, denied the substantive allegations of the amended complaint, and asserted various affirmative defenses.  In January 2016, the parties filed motions for summary judgment and are awaiting the court’s rulings on those motions.  The trial is currently scheduled to commence on September 12, 2016. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

EDC Bond Issuance Matter

We have been named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) and by the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribe”) in which, among other things, Saybrook seeks repayment from the Tribe for the proceeds from a $50 million 2008 bond offering (“the bonds’) and in which the Tribe seeks to avoid repayment, as well as other claims against us and others. We were the initial purchaser of the bonds, which were immediately sold to LDF.  The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. Saybrook seeks rescissionary relief as well as restitutionary damages, including the amounts paid for the bonds, plus costs. The claims have been bifurcated by the Court, with the first phase of the trial currently scheduled to commence on October 17, 2016, and a second phase to commence on January 30, 2017. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

Our company, Stifel, and Stone & Youngberg, LLC (“Stone & Youngberg”) are named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in the formation of the Collybus CDO manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CWA”) on behalf of several

CA funds, as well as in connection with other transactions in the CA funds with CWA, and asserting claims against our company and Stifel for successor and alter ego liability. The original Complaint named Cantor, CA, and CA’s CEO, Walter Morales.  The CA funds filed a Chapter 11 bankruptcy petition which stayed the original lawsuit until the reorganization plan was entered by the court in the fall of 2013. Shortly thereafter, the CA funds filed their first Amended Complaint, which has been amended several times since then. The claims are set for trial commencing on November 28, 2016.  While there can be no assurance that we will be successful, we intend to vigorously defend the claims. We have established reserves supported by purchase price consideration the Company has withheld pursuant to the terms of the acquisition of Stone & Youngberg in 2011, which at this time, we believe are adequate.

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

At March 31, 2016, Stifel had net capital of $288.4 million, which was 19.3% of aggregate debit items and $258.5 million in excess of its minimum required net capital. At March 31, 2016, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2016, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Our company and Stifel Bank are subject to Basel III. Under the Basel III rules, the quantity and quality of regulatory capital increased, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both our company and Stifel Bank. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
March 31, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,414,198	20.3%	$313,251	4.5%	$452,474	6.5%
Tier 1 capital	1,480,894	21.3%	417,668	6.0%	556,891	8.0%
Total capital	1,515,717	21.8%	556,891	8.0%	696,114	10.0%
Tier 1 leverage	1,480,894	11.6%	509,973	4.0%	637,466	5.0%

Stifel Bank – Federal Reserve Capital Amounts
March 31, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$552,469	14.0%	$177,076	4.5%	$255,776	6.5%
Tier 1 capital	552,469	14.0%	236,101	6.0%	314,802	8.0%
Total capital	587,277	14.9%	314,802	8.0%	393,502	10.0%
Tier 1 leverage	552,469	7.2%	305,963	4.0%	382,454	5.0%

NOTE 17 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income:
Bank loans, net	$26,560	$18,985
Investment securities	22,090	14,754
Margin balances	8,546	4,362
Other	5,590	4,635
	$62,786	$42,736
Interest expense:
Senior notes	$8,175	$8,651
Bank deposits	2,660	2,115
Other	3,276	2,253
	$14,111	$13,019

NOTE 18 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance award, stock units and debentures to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a three- to nine-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3.0 million shares at March 31, 2016.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $28.9 million and $28.7 million for the three months ended March 31, 2016 and 2015, respectively. The tax impact related to stock-based compensation recognized in shareholders’ equity was a detriment of $4.2 million and a benefit of $11.8 million for the three months ended March 31, 2016 and 2015, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to nine years and are distributable, if vested, at future specified dates. The Company began granting Performance-based Restricted Stock Units (“PRSUs”) to its executive officers in 2016. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a 4-year performance period and vested over a 5-year period. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At March 31, 2016, the total number of stock units outstanding was 20.6 million, of which 16.6 million were unvested. At March 31, 2016, the total number of performance-based restricted stock units was 0.5 million, of which all were unvested.

At March 31, 2016, there was unrecognized compensation cost for stock units of approximately $463.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Deferred Compensation Plans

The Wealth Accumulation Plan (the “Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units and debentures. Participants may elect to defer a portion of their incentive compensation. Deferred awards generally vest over a three- to nine-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 5% of their gross commissions. They have the option to have up to 3%, of their 5% deferral in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. In addition, they can elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $15.6 million and $15.5 million at March 31, 2016 and December 31, 2015, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2016 and December 31, 2015, the deferred compensation liability related to the mutual fund option of $5.4 million and $12.4 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to nine-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at the discretion at our discretion. Our contributions to the 401(k) Plan were $1.3 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2016 and December 31, 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $290.7 million and $278.7 million, respectively.

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

For a complete discussion of our activities related to derivative instruments, see Note 12 in the notes to consolidated financial statements.

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

At March 31, 2016 and December 31, 2015, Stifel Bank had outstanding commitments to originate loans aggregating $289.9 million and $130.5 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2016, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2016 and December 31, 2015, Stifel Bank had outstanding letters of credit totaling $37.9 million and $38.7 million, respectively. A majority of the standby letters of credit commitments at March 31, 2016, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2016 and December 31, 2015, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $549.7 million and $403.2 million, respectively.

NOTE 20 – Segment Reporting

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

Information concerning operations in these segments of business for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenues: (1)
Global Wealth Management	$379,805	$329,410
Institutional Group	241,276	238,607
Other	(1,107)	(7,035)
	$619,974	$560,982
Income/(loss) before income taxes:
Global Wealth Management	$93,335	$98,847
Institutional Group	29,194	32,331
Other	(78,616)	(61,112)
	$43,913	$70,066

[1]	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2016 or 2015.

The following table presents our company’s total assets on a segment basis at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Global Wealth Management	$11,219,573	$10,519,575
Institutional Group	2,339,760	2,193,781
Other	654,395	612,695
	$14,213,728	$13,326,051

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2016 and 2015, were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$581,737	$522,616
United Kingdom	35,748	35,286
Other European	2,489	3,080
	$619,974	$560,982

NOTE 21 – Earnings Per Share (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income	$27,055	$43,097
Shares for basic and diluted calculation:
Average shares used in basic computation	67,579	68,006
Dilutive effect of stock options and units (1)	8,507	9,353
Average shares used in diluted computation	76,086	77,359
Earnings per common share:
Basic	$0.40	$0.62
Diluted	$0.36	$0.56

[1]

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three months ended March 31, 2016 and 2015, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2016, the maximum number of shares that may yet be purchased under this plan was 8.2 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended March 31, 2016, we repurchased $91.4 million, or 2.7 million shares, using existing Board authorizations at an average price of $33.98 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no repurchases during the three months ended March 31, 2015.

Issuance of Common Stock

On January 4, 2016, we issued 0.3 million shares related to the purchase of Eaton Partners.

During the three months ended March 31, 2016, we issued 2.2 million shares, which were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of Eaton Partners.

NOTE 23 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $163.1 million at March 31, 2016. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2016 and 2015. In addition, our direct investment interest in these entities is insignificant at March 31, 2016 and December 31, 2015.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $333.5 million at March 31, 2016. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at March 31, 2016. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2016 and 2015.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at March 31, 2016, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at March 31, 2016. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2016. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 24 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

On January 4, 2016, the Company completed the acquisition of Eaton Partners, LLC (“Eaton Partners”), a global fund placement and advisory firm. Eaton Partners will retain its brand name and will be run as a Stifel company. The acquisition was funded with cash from operations and our common stock.

Results for the three months ended March 31, 2016

For the three months ended March 31, 2016, net revenues increased 10.5% to $620.0 million from $561.0 million during the comparable period in 2015. Net income decreased 37.2% to $27.1 million, or $0.36 per diluted common share for the three months ended March 31, 2016, compared to $43.1 million, or $0.56 per diluted common share during the comparable period in 2015.

Our revenue growth for the three months ended March 31, 2016 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; an increase in principal transaction revenues; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank; higher commission revenues, offset by lower investment banking revenues and other income.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2016, the Dow Jones Industrial Average and S&P 500 closed 1.5% and 0.8% higher than their December 31, 2015 closing prices, respectively. The NASDAQ closed 2.7% lower than its December 31, 2015 closing price.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$197,930	$180,302	9.8	31.9%	32.1%
Principal transactions	120,948	100,205	20.7	19.5	17.9
Investment banking	100,658	125,089	(19.5)	16.2	22.3
Asset management and service fees	144,532	113,869	26.9	23.3	20.3
Interest	62,786	42,736	46.9	10.1	7.6
Other income	7,231	11,800	(38.7)	1.3	2.1
Total revenues	634,085	574,001	10.5	102.3	102.3
Interest expense	14,111	13,019	8.4	2.3	2.3
Net revenues	619,974	560,982	10.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	411,113	355,693	15.6	66.3	63.4
Occupancy and equipment rental	57,255	44,170	29.6	9.2	7.9
Communication and office supplies	36,660	29,234	25.4	5.9	5.2
Commissions and floor brokerage	11,732	10,069	16.5	1.9	1.8
Other operating expenses	59,301	51,750	14.6	9.6	9.2
Total non-interest expenses	576,061	490,916	17.3	92.9	87.5
Income before income taxes	43,913	70,066	(37.3)	7.1	12.5
Provision for income taxes	16,858	26,969	(37.5)	2.7	4.8
Net Income	$27,055	$43,097	(37.2)	4.4%	7.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	% Change
Net revenues:
Commissions	$197,930	$180,302	9.8
Principal transactions	120,948	100,205	20.7
Investment banking:
Capital raising	53,304	75,646	(29.5)
Advisory fees	47,354	49,443	(4.2)
	100,658	125,089	(19.5)
Asset management and service fees	144,532	113,869	26.9
Net interest	48,675	29,717	63.8
Other income	7,231	11,800	(38.7)
Total net revenues	$619,974	$560,982	10.5

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment, as a result of the following acquisitions: Sterne Agee, which closed in June 2015; Barclays, which closed in December 2015; and Eaton Partners, which closed in January 2016.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2016, commission revenues increased 9.8% to $197.9 million from $180.3 million in the comparable period in 2015. The increase is primarily attributable to an increase in agency transactions from the comparable period in 2015.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended March 31, 2016, principal transactions revenues increased 20.7% to $120.9 million from $100.2 million in the comparable period in 2015.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2016, investment banking revenues decreased 19.5% to $100.7 million from $125.1 million in the comparable period in 2015.

Capital raising revenues decreased 29.5% to $53.3 million for the three months ended March 31, 2016 from $75.6 million in the comparable period in 2015. For the three months ended March 31, 2016, fixed income capital raising revenues increased 1.1% to $27.8 million from $26.7 million in the comparable period in 2015. During the first quarter of 2016, equity capital raising revenues decreased 47.9% to $25.5 million from $48.9 million in the comparable period in 2015.

Advisory fee revenues decreased 4.2% to $47.4 million for the three months ended March 31, 2016 from $49.4 million in the comparable period in 2015. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable period in 2015.

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

For the three months ended March 31, 2016, asset management and service fee revenues increased 26.9% to $144.5 million from $113.9 million in the comparable period in 2015. The increase is primarily a result of an increase in the number and value of fee-based accounts and the acquisition Barclays in December 2015. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended March 31, 2016, other income decreased 38.7% to $7.2 million from $11.8 million during the comparable period in 2015. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,254,635	$8,546	2.72%	$450,798	$4,362	3.87%
Interest-earning assets (Stifel Bank)	7,565,767	49,304	2.61%	5,165,198	33,905	2.63%
Financial instruments owned	889,112	214	0.10%	799,544	-	nm
Other		4,722			4,469
Total interest revenue		$62,786			$42,736
Interest-bearing liabilities:
Short-term borrowings	$166,224	$769	1.85%	$13,459	$34	1.00%
Interest-bearing liabilities (Stifel Bank)	7,145,990	2,660	0.15%	4,775,704	2,115	0.18%
Senior notes (Stifel Financial)	750,000	8,175	4.36%	477,222	8,651	7.25%
Stifel Capital Trusts	82,500	486	2.36%	82,500	419	2.10%
Other		2,021			1,800
Total interest expense		14,111			13,019
Net interest income		$48,675			$29,717

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2016, net interest income increased to $48.7 million from $29.7 million during the comparable period in 2015.

For the three months ended March 31, 2016, interest revenue increased 46.9% to $62.8 million from $42.7 million in the comparable period in 2015, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $7.6 billion during the three months ended March 31, 2016 compared to $5.2 billion during the comparable period in 2015 at average interest rates of 2.61% and 2.63%, respectively.

For the three months ended March 31, 2016, interest expense increased 8.4% to $14.1 million from $13.0 million during the comparable period in 2015, which is primarily attributable to an increase in the cost to fund margin debits. Interest expense was also impacted by our December 2015 issuance of $300.0 million of 3.50% senior notes. Interest expense for the three months ended March 31, 2015 was impacted by the write-off of debt issuance costs as a result of the redemption of our $175.0 million 6.70% senior notes in January 2015.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$411,113	$355,693	15.6
Occupancy and equipment rental	57,255	44,170	29.6
Communications and office supplies	36,660	29,234	25.4
Commissions and floor brokerage	11,732	10,069	16.5
Other operating expenses	59,301	51,750	14.6
Total non-interest expenses	$576,061	$490,916	17.3

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

For the three months ended March 31, 2016, compensation and benefits expense increased 15.6% to $411.1 million from $355.7 million during the comparable period in 2015.  The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 66.3% for the three months ended March 31, 2016, compared to 63.4%  for the three months ended March 31, 2015.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $37.4 million (6.0% of net revenues)  for the three months ended March 31, 2016, compared to $26.3 million (4.7% of net revenues) for the comparable period in 2015. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2016, occupancy and equipment rental expense increased 29.6% to $57.3 million from $44.2 million during the three months ended March 31, 2015. The increase is primarily due to the increase in rent expense as a result of the growth of our office locations from the comparative period in 2015.  As of March 31, 2016, we have 401 locations compared to 368 at March 31, 2015.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2016, communications and office supplies expense increased 25.4% to $36.7 million from $29.2 million during the first quarter of 2015. The increase is primarily attributable to our continued expansion and the addition of revenue producers and support staff through acquisitions.

Commissions and floor brokerage – For the three months ended March 31, 2016, commissions and floor brokerage expense increased 16.5% to $11.7 million from $10.1 million during the comparable period in 2015. The increase is primarily attributable to an increase in clearing fees as a result of an increase in volume of transactions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2016, other operating expenses increased 14.6% to $59.3 million from $51.8 million during the three months ended March 31, 2015. The increase is primarily attributable to an increase in professional service fees as a result of maintaining compliance with regulatory requirements, travel and promotion, and subscriptions expenses.

Provision for income taxes – For the three months ended March 31, 2016, our provision for income taxes was $16.9 million, representing an effective tax rate of 38.4% compared to $27.0 million for the comparable period in 2015, representing an effective tax rate of 38.5%.

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

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$131,554	$116,214	13.2	34.6%	35.3%
Principal transactions	41,411	41,781	(0.9)	10.9	12.7
Asset management and service fees	144,352	113,666	27.0	38.0	34.5
Investment banking	8,410	10,326	(18.6)	2.2	3.1
Interest	59,013	39,220	50.5	15.5	11.9
Other income	2,311	9,499	(75.7)	0.7	2.9
Total revenues	387,051	330,706	17.0	101.9	100.4
Interest expense	7,246	1,296	459.1	1.9	0.4
Net revenues	379,805	329,410	15.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	221,416	183,243	20.8	58.3	55.6
Occupancy and equipment rental	24,437	18,637	31.1	6.4	5.7
Communication and office supplies	13,776	11,228	22.7	3.6	3.4
Commissions and floor brokerage	6,394	3,378	89.3	1.7	1.0
Other operating expenses	20,447	14,077	45.3	5.4	4.3
Total non-interest expenses	286,470	230,563	24.2	75.4	70.0
Income before income taxes	$93,335	$98,847	(5.6)	24.6%	30.0%

	March 31, 2016	March 31, 2015
Branch offices (actual)	362	330
Financial advisors (actual)	2,161	1,963
Independent contractors (actual)	688	134

NET REVENUES

For the three months ended March 31, 2016, Global Wealth Management net revenues increased 15.3% to $379.8 million from $329.4 million for the comparable period in 2015. The increase in net revenues for the three months ended March 31, 2016 over the comparable periods in 2015 is primarily attributable to growth in asset management and service fees; an increase in commission revenues; an increase in net interest income, offset by a decrease in other income, a decline in investment banking revenues, and lower principal transaction revenues.

Commissions – For the three months ended March 31, 2016, commission revenues increased 13.2% to $131.6 million from $116.2 million in the comparable period in 2015. The increase is primarily attributable to an increase in agency transactions in equities, insurance products, and private equity placement fees.

Principal transactions – For the three months ended March 31, 2016, principal transactions revenues decreased 0.9% to $41.4 million from $41.8 million in the comparable period in 2015. The decrease is primarily attributable to a decrease in equity brokerage revenues from the first quarter of 2015.

Asset management and service fees – For the three months ended March 31, 2016, asset management and service fees increased 27.0% to $144.4 million from $113.7 million in the comparable period in 2015. The increase is primarily a result of an increase in assets under management in our fee-based accounts, our continued expansion in the asset management business with the acquisition of Barclays in December 2015, and an increase in the Federal Funds rate.

Fee-based account revenues for the three months ended March 31, 2016 and 2015 are primarily billed in arrears based on values as of December 31, 2015 and 2014 respectively. The value of assets in Stifel client fee-based accounts at December 31, 2015 increased 20.6% to $42.2 billion from $35.0 billion at December 31, 2014. The increase in fee-based assets from December 31, 2014 was attributable to net inflows, offset by a slight decrease in market appreciation. The number of fee-based accounts at December 31, 2015 increased 19.4% from December 31, 2014.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 18.6% to $8.4 million for the three months ended March 31, 2016 from $10.3 million during the comparable period in 2015. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2016, interest revenue increased 50.5% to $59.0 million from $39.2 million in the comparable period in 2015. The increase is primarily due to a growth of interest-earning assets at Stifel Bank, offset by a slight decrease in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended March 31, 2016, other income decreased 75.7% to $2.3 million from $9.5 million during the comparable period in 2015. The decrease is primarily attributable to an increase in investment losses, offset by an increase in loan origination revenues at Stifel Bank.

Interest expense – For the three months ended March 31, 2016, interest expense increased 459.1% to $7.2 million from $1.3 million during the comparable period in 2015. The increase in interest expense from the comparable period in 2015 is primarily attributable to the increase in costs to fund the margin debits.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$309,928	$384	0.50%	$84,852	$52	0.24%
State and political subdivisions:
Non-taxable (1)	75,904	677	3.57	76,469	678	3.55
Mortgage-backed securities	1,666,155	9,392	2.25	1,240,018	7,729	2.49
Corporate bonds	437,820	2,507	2.29	376,267	1,952	2.08
Asset-backed securities	1,505,221	9,514	2.53	952,941	4,395	1.84
Federal Home Loan Bank (“FHLB”) and other capital stock	29,996	270	3.60	14,021	114	3.26
Loans:
Securities-based loans	1,354,113	9,082	2.68	770,209	4,424	2.30
Commercial and industrial	1,395,446	11,685	3.35	1,034,977	8,068	3.12
Residential real estate	530,283	3,828	2.89	403,715	4,964	4.92
Commercial real estate	84,560	598	2.83	15,908	167	4.19
Consumer	34,983	185	2.11	24,035	90	1.51
Home equity lines of credit	12,433	95	3.05	12,533	85	2.71
Construction and land	4,593	37	3.18	—	—	0.00
Loans held for sale	124,332	1,050	3.38	159,253	1,187	2.98
Total interest-earning assets (3)	$7,565,767	$49,304	2.61%	$5,165,198	$33,905	2.63%
Cash and due from banks	2,952			2,009
Other non interest-earning assets	82,603			77,453
Total assets	$7,651,322			$5,244,660
Liabilities and stockholders’ equity:
Deposits:
Money market	$6,625,190	$1,636	0.10%	$4,623,344	$1,723	0.15%
Demand deposits	134,597	204	0.60	85,520	3	0.02
Time deposits	13,528	61	1.79	66,807	388	2.33
Savings	16	—	0.05	33	1	0.1
FHLB advances	372,659	759	0.81	—	—	—
Total interest-bearing liabilities (3)	$7,145,990	$2,660	0.15%	$4,775,704	$2,115	0.18%
Non interest-bearing deposits	13,528			21,032
Other non interest-bearing liabilities	38,306			42,184
Total liabilities	$7,197,824			4,838,920
Stockholders’ equity	453,498			405,740
Total liabilities and stockholders’ equity	$7,651,322			$5,244,660
Net interest margin		$46,644	2.47%		$31,790	2.46%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Federal funds sold	$240	$92	$332
State and political subdivisions:
Non-taxable	(5)	4	(1)
Mortgage-backed securities	2,304	(641)	1,663
Corporate bonds	340	215	555
Asset-backed securities	3,123	1,996	5,119
FHLB and other capital stock	143	13	156
Loans:
Securities-based loans	3,814	844	4,658
Commercial and industrial	2,982	635	3,617
Residential real estate	3,583	(4,719)	(1,136)
Commercial real estate	466	(35)	431
Consumer	50	45	95
Home equity lines of credit	(1)	11	10
Construction and land	37	—	37
Loans held for sale	(874)	737	(137)
	$16,202	$(803)	$15,399
Interest expense:
Deposits:
Money market	$2,566	$(2,653)	$(87)
Demand deposits	13	188	201
Time deposits	(254)	(73)	(327)
Savings	—	(1)	(1)
FHLB advances	759	—	759
	$3,084	$(2,539)	$545

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

For the three months ended March 31, 2016, interest revenue of $49.3 million was generated from average interest-earning assets of $7.6 billion at an average interest rate of 2.61%. Interest revenue of $33.9 million for the comparable period in 2015 was generated from average interest-earning assets of $5.2 billion at an average interest rate of 2.63%.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2016 was $7.1 billion at an average interest rate of 0.15%. The average balance of interest-bearing liabilities for the comparable period in 2015 was $4.8 billion at an average interest rate of 0.18%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2016, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $7.2 billion compared to $4.8 billion at March 31, 2015.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2016, Global Wealth Management non-interest expenses increased 24.2% to $286.5 million from $230.6 million for the comparable period in 2015.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of March 31, 2016, we have 362 branch offices compared to 330 at March 31, 2015. In addition, since March 31, 2015, we have added 338 financial advisors and 519 support staff.

Compensation and benefits – For the three months ended March 31, 2016, compensation and benefits expense increased 20.8% to $221.4 million from $183.2 million during the three months ended March 31, 2015. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 58.3% for the three  months ended March 31, 2016, compared to 55.6% for the comparable period in 2015.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $17.5 million (4.6% of net revenues) for the three months ended March 31, 2016, compared to $15.1 million (4.6% of net revenues) for the three months ended March 31, 2015. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2016, occupancy and equipment rental expense increased 31.1% to $24.4 million from $18.6 million during the comparable period in 2015. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended March 31, 2016, communications and office supplies expense increased 22.7% to $13.8 million from $11.2 million during the comparable period in 2015. The increase is primarily attributable to an increase in office supplies expense, as a result of the acquisitions of Sterne Agee and Barclays during the second half of 2015.

Commissions and floor brokerage – For the three months ended March 31, 2016, commissions and floor brokerage expense increased 89.3% to $6.4 million from $3.4 million during the comparable period in 2015. The increase is consistent with the increase in commission revenues.

Other operating expenses – For the three months ended March 31, 2016, other operating expenses increased 45.3% to $20.4 million from $14.1 million during the comparable period in 2015. The increase in other operating expenses is primarily attributable to an increase in professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2016, income before income taxes decreased 5.6% to $93.3 million from $98.8 million during the comparable period in 2015. Profit margins (income before income taxes as a percent of net revenues) have decreased to 24.6% for the three months ended March 31, 2016, from 30.0% during the comparable period in 2015, as a result of an increase in operating expenses.

Results of Operations – Institutional Group

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$66,376	$64,088	3.6	27.5%	26.9%
Principal transactions	79,537	58,423	36.1	33.0	24.4
Brokerage revenues	145,913	122,511	19.1	60.5	51.3
Capital raising	44,895	65,321	(31.3)	18.6	27.4
Advisory fees	47,354	49,443	(4.2)	19.6	20.7
Investment banking	92,249	114,764	(19.6)	38.2	48.1
Interest	3,984	3,826	4.1	1.7	1.6
Other income	2,053	309	564.5	0.8	0.2
Total revenues	244,199	241,410	1.2	101.2	101.2
Interest expense	2,923	2,803	4.3	1.2	1.2
Net revenues	241,276	238,607	1.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	150,618	149,411	0.8	62.4	62.6
Occupancy and equipment rental	13,455	11,969	12.4	5.6	5.0
Communication and office supplies	15,980	15,464	3.3	6.6	6.5
Commissions and floor brokerage	5,690	6,691	(15.0)	2.4	2.8
Other operating expenses	26,339	22,741	15.8	10.9	9.5
Total non-interest expenses	212,082	206,276	2.8	87.9	86.4
Income before income taxes	$29,194	$32,331	(9.7)	12.1%	13.6%

NET REVENUES

For the three months ended March 31, 2016, Institutional Group net revenues increased 1.1% to $241.3 million from $238.6 million for the comparable period in 2015.

The increase in net revenues for the three months ended March 31, 2016 over the comparable periods in 2015 was primarily attributable to an increase in fixed income and equity brokerage revenues; and higher fixed income capital raising revenues, offset by decreases in equity capital raising revenues; and advisory-fee revenues.

Commissions – For the three months ended March 31, 2016, commission revenues increased 3.6% to $66.4 million from $64.1 million in the comparable period in 2015.

Principal transactions – For the three months ended March 31, 2016, principal transactions revenues increased 36.1% to $79.5 million from $58.4 million in the comparable period in 2015.

Brokerage revenues – For the three months ended March 31, 2016, institutional brokerage revenues increased 19.1% to $145.9 million from $122.5 million in the comparable period in 2015.

For the three months ended March 31, 2016, fixed income institutional brokerage revenues increased 37.8% to $83.6 million from $60.7 million in the comparable period in 2015. The increase is primarily attributable to an improvement in fixed income trading volumes from the comparable period in 2015.

For the three months ended March 31, 2016, equity institutional brokerage revenues increased 0.8% to $62.3 million from $61.8 million during the comparable period in 2015. The increase is primarily attributable to market volatility.

Investment banking – For the three months ended March 31, 2016, investment banking revenues decreased 19.6% to $92.2 million from $114.8 million during the comparable period in 2015, which is attributable to a decrease in equity capital raising revenues and advisory-fee revenues, offset by an increase in fixed income capital raising revenues from the comparable period in 2015.

For the three months ended March 31, 2016, capital raising revenues decreased 31.3% to $44.9 million from $65.3 million in the comparable period in 2015.

For the three months ended March 31, 2016, fixed income capital raising revenues increased 25.3% to $26.0 million from $20.7 million during the comparable period in 2015. The increase is primarily attributable to an increase in the municipal bond origination business, primarily as a result of our acquisition of Sterne Agee in June 2015.

For the three months ended March 31, 2016, equity capital raising revenues decreased 57.5% to $18.9 million from $44.5 million during the comparable period in 2015. The decrease was primarily attributable to a decrease in the number of transactions over the comparable period in 2015.

For the three months ended March 31, 2016, advisory-fee revenues decreased 4.2% to $47.4 million from $49.4 million in the comparable period in 2015. The decrease is primarily attributable to a decrease in the number of advisory transactions over the comparable period in 2015.

Other income – For the three months ended March 31, 2016, other income increased 564.5% to $2.1 million from $0.3 million in the comparable period in 2015.

NON-INTEREST EXPENSES

For the three months ended March 31, 2016, Institutional Group non-interest expenses increased 2.8% to $212.1 million from $206.3 million for the comparable period in 2015.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 346 revenue producers and 112 support staff since March 31, 2015.

Compensation and benefits – For the three months ended March 31, 2016, compensation and benefits expense increased 0.8% to $150.6 million from $149.4 million during the comparable period in 2015. The increase is principally due to an increase in variable compensation as a result of higher revenues and an increase in fixed compensation as a result of our continued expansion.

Compensation and benefits expense as a percentage of net revenues was 62.4% for the three months ended March 31, 2016, compared to 62.6% for the three months ended the comparable period in 2015.

Occupancy and equipment rental – For the three months ended March 31, 2016, occupancy and equipment rental expense increased 12.4% to $13.5 million from $12.0 million during the comparable period in 2015. The increase is primarily due to an increase in rent expense.

Communications and office supplies – For the three months ended March 31, 2016, communications and office supplies expense increased 3.3% to $16.0 million from $15.5 million during the comparable period in 2015. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the three months ended March 31, 2016, commissions and floor brokerage expense decreased 15.0% to $5.7 million from $6.7 million during the comparable period in 2015.

Other operating expenses – For the three months ended March 31, 2016, other operating expenses increased 15.8% to $26.3 million from $22.7 million during the comparable period in 2015. The increase is primarily attributable to an increase in travel and promotion expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2016, income before income taxes for the Institutional Group segment decreased 9.7% to $29.2 million from $32.3 million during the comparable period in 2015. Profit margins (income before income taxes as a percentage of net revenues) have declined to 12.1% for the three months ended March 31, 2016, from 13.6% during the comparable period in 2015 as a result of an increase in operating expenses.

Results of Operations – Other Segment

Three and Three Months Ended March 31, 2016 Compared with Three and Three Months Ended March 31, 2015

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	% Change
Net revenues	$(1,107)	$(7,035)	84.3
Non-interest expenses:
Compensation and benefits	39,078	23,039	69.6
Other operating expenses	38,431	31,038	23.8
Total non-interest expenses	77,509	54,077	43.3
Loss before income taxes	$(78,616)	$(61,112)	(28.6)%

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

	For the Three Months Ended March 31,
	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$16,428	$3,410	381.7%
Other operating expenses	10,120	4,621	119.0
Total non-interest expenses	$26,548	$8,031	230.6%

The above expenses are related to the acquisitions of Eaton Partners in 2016; Barclays and Sterne in 2015; Merchant Capital, 1919 Investment Counsel, Oriel, and De La Rosa in 2014; and ZCM, the Fixed Income Sales and Trading Business from Knight Capital, and KBW in 2013.

The expenses not associated with acquisition-related activities in the other segment are as follows:

	For the Three Months Ended March 31,
	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$22,650	$19,629	15.4%
Other operating expenses	28,311	26,417	7.2
Total non-interest expenses	$50,961	$46,046	10.7%

Non-interest expenses for the three months ended March 31, 2016 increased $4.9 million, or 10.7%, from the comparable period in 2015. The increase consisted of a $3.0 million, or 15.4%, increase in compensation and benefits and a $1.9 million, or 7.2%, in other operating expenses, which are primarily attributable to the building out of our infrastructure and our regulatory compliance enhancement measures.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2016, our total assets increased 6.7% to $14.2 billion from $13.3 billion at December 31, 2015. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2016, our liabilities were comprised primarily of short-term borrowings of $827.6 million, senior notes of $750.0 million, trust preferred securities of $82.5 million, deposits of $7.2 billion at Stifel Bank, and payables to customers of $1.1 billion at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses of $380.7 million, and accrued employee compensation of $147.2 million. To meet our obligations to clients and operating needs, we had $577.4 million in cash and cash equivalents at March 31, 2016. We also had client brokerage receivables of $1.4 billion and $3.6 billion in loans (including loans held for sale) at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $233.7 million to $577.4 million at March 31, 2016, from $811.0 million at December 31, 2015. Operating activities used $97.6 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities, offset net income recognized during the three months ended March 31, 2016. Investing activities used cash of $1.1 billion due to the growth of our investment portfolio, growth of the loan portfolio, business acquisitions, and fixed asset purchases, offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $931.8 million principally due to an increase in bank deposits and proceeds received from short-term borrowings and FHLB advances, offset by a decrease in our stock loan balance and repurchases of our common stock, and contingent consideration payments.

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

As of March 31, 2016, we had $14.2 billion in assets, $6.8 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2016	December 31, 2015	Average Conversion
Cash and cash equivalents	$577,350	$811,019
Receivables from brokers, dealers, and clearing organizations	719,790	601,831	3 days
Securities purchased under agreements to resell	207,946	160,423	1 day
Financial instruments owned at fair value	1,026,729	747,348	12 days
Available-for-sale securities at fair value	2,125,466	1,629,907	3 days
Held-to-maturity securities at amortized cost	2,028,179	1,855,399	3 days
Investments	79,250	87,864	5 days
Total cash and assets readily convertible to cash	$6,764,710	$5,893,791

As of March 31, 2016 and December 31, 2015, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2016		December 31, 2015
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$85,366	—	$39,324	$—
Financial instruments owned at fair value	290,729	751,470	278,674	508,538
Investment portfolio (available-for-sale and held-to-maturity)	—	3,228,481	—	2,032,503
Investments	—	31,102	—	35,688
	$376,095	$4,011,053	$317,998	$2,576,729

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2016, the maximum number of shares that may yet be purchased under this plan was 8.2 million.

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

At March 31, 2016, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2016, available cash and highly liquid investments comprised approximately 34% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At March 31, 2016, we have $52.2 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $577.4 million of cash and cash equivalents at March 31, 2016, compared to $811.0 million at December 31, 2015. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.1 billion in available-for-sale investment securities at March 31, 2016, compared to $1.6 billion at December 31, 2015. As of March 31, 2016, the weighted-average life of the investment securities portfolio was approximately 2.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2016, we had $7.2 billion in deposits compared to $6.6 billion at December 31, 2015. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at March 31, 2016, totaled $980 million with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $356.7 million during the three months ended March 31, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $472.0 million.

The Federal Home Loan advances as of March 31, 2016 are floating-rate advances. The weighted average interest rates during the three months ended March 31, 2016 on these advances is 0.81%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of March 31, 2016, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”) with Regions Bank. The Term Loans mature on June 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as a per annum rate equal to LIBOR, as defined. During the three months ended March 31, 2016, the weighted average interest rate on these term loans was 1.93%.

Unsecured borrowings – Our committed bank line financing at March 31, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At March 31, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $2.0 billion at March 31, 2016 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2016, outstanding FHLB advances were $500.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $1.1 billion with the Fed’s discount window at March 31, 2016. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $7.2 billion at March 31, 2016.

Public Offering of Senior Notes – On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes is paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. The December 2012 Notes will mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions, and expenses, were used for general corporate purposes. In January 2013, we received a BBB- rating on the December 2012 Notes.

On July 15, 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024 (the “2015 Notes”). Interest on the 2015 Notes is payable semi-annually in arrears. We may redeem the 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2015 Notes issuance of $295.3 million, after discounts, commissions, and expenses, were used for general corporate purposes. In July 2015, we received a BBB- rating on the 2015 Notes.

On December 1, 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “December 2015 Notes”). Interest on the December 2015 Notes is payable semi-annually in arrears. We may redeem the December 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the December 2015 Notes issuance of $297.0 million, after discounts, commissions, and expenses, were used for general corporate purposes. In December 2015, we received a BBB- rating on the 2015 Notes.

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

Use of Capital Resources

During the three months ended March 31, 2016, we repurchased $91.4 million, or 2.7 million shares, at an average price of $33.98 per share.

On January 4, 2016, the Company completed the acquisition of Eaton Partners, LLC (“Eaton Partners”), a global fund placement and advisory firm. Eaton Partners will retain its brand name and will be run as a Stifel company. The acquisition was funded with cash from operations and our common stock.

We have paid $33.2 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2016. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2016, and the years ended December 31, 2017, 2018, 2019, 2020, and thereafter are $73.3 million, $81.3 million, $65.8 million, $51.1 million, $35.7 million, and $89.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At March 31, 2016, the total number of stock units outstanding was 20.6 million, of which 16.6 million were unvested. At March 31, 2016, the total number of performance-based restricted stock units was 0.5 million, of which all were unvested At March 31, 2016, there was unrecognized compensation cost for stock units of approximately $463.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining nine months in 2016, and the years ended December 31, 2017, 2018, 2019, 2020, and thereafter are $85.7 million, $101.2 million, $85.7 million, $65.0 million, $51.0 million, and $74.5 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At March 31, 2016, Stifel had net capital of $288.4 million, which was 19.3% of aggregate debit items and $258.5 million in excess of its minimum required net capital. At March 31, 2016, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2015, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2016, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Valuation of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including trading securities owned, available-for-sale securities, investments, trading securities sold, but not yet purchased, and derivatives.

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

Investments at fair value include investments in funds that are measured at NAV. The Company uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value.

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
Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions, certain corporate bonds and equity securities where there was less frequent or nominal market activity and auction rate securities for which the market has been dislocated and largely ceased to function. Our Level 3 asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level 3 corporate bonds are valued using prices from comparable securities. Equity securities with unobservable inputs are valued using management’s best estimate of fair value, where the inputs require significant management judgment. Auction rate securities are valued based upon our expectations of issuer redemptions and using internal models.

At March 31, 2016, Level 3 assets for which we bear economic exposure were $58.0 million or 1.7% of the total assets measured at fair value.

At March 31, 2016, Level 3 assets included the following: $52.2 million of auction rate securities and $5.8 million of private company investments, equity securities, and fixed income securities.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the three months ending March 31, 2016 of $2.4 million, and anticipate cumulative future cash savings of $103.2 million as of result of the tax amortization of goodwill.

In accordance with Topic 350, “Intangibles – Goodwill and Other,” indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities as well as identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the first quarter of each calendar year.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2016, and the daily VaR at March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended March 31,			VAR Calculation at
	High	Low	Daily Average	March 31, 2016	December 31, 2015
Daily VaR	$7,132	$3,853	$5,280	$4,239	$3,620

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

The following table illustrates the estimated change in net interest margin at March 31, 2016, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	16.3%
+100	8.4%
0	0.0%
-100	(21.9%)
-200	(35.7%)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at March 31, 2016 (in thousands):

	Repricing Opportunities
	Repricing Opportunities	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$3,011,059	$49,326	$574,308	$134,916
Securities	2,131,709	145,338	1,297,462	596,827
Interest-bearing cash	205,956	—	—	—
	$5,348,724	$194,664	$1,871,770	$731,743
Interest-bearing liabilities:
Transaction accounts and savings	$5,741,638	$113,725	$1,349,740	—
Certificates of deposit	6,687	1,218	4,089	—
Borrowings	500,000	—	—	16,527
	$6,248,325	$114,943	$1,353,829	$16,527
GAP	$(899,601)	$79,721	$517,941	$715,216
Cumulative GAP	$(899,601)	$(819,880)	$(301,939)	$413,277

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion, and the fair value of the collateral that had been sold or repledged was $290.7 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 7, Part II and “Legal Proceedings” in Item 3, Part I of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the FCA in the United Kingdom. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1. in our Form 10-Q for the quarter ended March 31, 2016.

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

January 1 - 31, 2016	1,800,000	$35.81	1,800,000	4,045,235
February 1 - 29, 2016	350,000	29.10	350,000	8,695,235
March 1 - 31, 2016	540,000	31.07	540,000	8,155,235
	2,690,000	$33.98	2,690,000

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2016, the maximum number of shares that may yet be purchased under this plan was 8.2 million. On February 17, 2016, the Board of Directors authorized the repurchase of an additional 5.0 million shares.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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

Date:  May 10, 2016