Form 10-K/A
period 2015-12-31
STIFEL FINANCIAL CORP
filed 2016-05-31
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2015, was $4.2 billion.1

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 19, 2016, was 67,171,812.

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

Explanatory Note

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Stifel Financial Corp. (the “Company”) for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2016 (the “Original Form 10-K”), is being filed for the purpose of updating Items 6, 7, and 8 of Part II. In the Original Form 10-K, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income, and Notes to the Consolidated Financial Statements were incorrectly labeled ‘Unaudited.” Additionally, in this Amendment, we are adjusting the Original Form 10-K for immaterial clerical errors we identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Statement of Cash Flows and immaterial adjustments to Note 3 and Note 9 to the Consolidated Financial Statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-K/A also contains a currently dated consent of Ernst & Young LLP, the Company’s independent registered public accounting firm. Accordingly, Item 15 of Part IV has been amended in its entirety to include the currently dated certifications as exhibits.

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

ITEM 1.  BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), Miller Buckfire & Co. LLC (“Miller Buckfire”), Sterne, Agee & Leach, Inc., and broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Bank & Trust (“Stifel Bank”), a retail and commercial bank; 1919 Investment Counsel & Trust Company, National Association (“1919 Investment Counsel”), Stifel Trust Company, N.A. (“Stifel Trust”), and Stifel Trust Company Delaware, N.A. (“Stifel Trust Delaware”), our trust companies; and 1919 Investment Counsel, LLC (“1919”) and Ziegler Capital Management, LLC (“ZCM”), asset management firms. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

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

•

Sterne Agee Group, Inc. – On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities, and individual investors.

•	Barclays’ Wealth and Investment Management – On December 4, 2015, we completed the purchase of the Barclays’ Wealth and Investment Management, Americas (“Barclays”) franchise in the U.S.

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

Consolidated Stifel Branch System

At December 31, 2015, the Private Client Group had a network of 2,172 financial advisors located in 359 branch offices in 45 states and the District of Columbia. In addition, we have 719 independent contractors.

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

Our independent contractors provide the same types of financial products and services to its private clients as does Stifel. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel. Sterne clears its transactions through Sterne Agee Clearing, Inc., a wholly owned subsidiary of our company.

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

Asset Management

The Asset Management segment includes the operations of ZCM, 1919 Investment Counsel, Stifel Trust, and Stifel Trust Delaware. Our asset management business offers specialized investment management solutions for institutions, private clients and investment advisors. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

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

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in domestic securities. In our various sales and trading activities, we take a focused approach to serving our clients by maintaining inventory to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading. Located in various cities in the United States as well as Geneva, Zurich, London, and Madrid, our equity sales and trading team, serves over 2,200 clients globally.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S.  We have expanded the number of our private client branches from 39 at December 31, 1997 to 359 at December 31, 2015, and our branch-based financial advisors from 262 to 2,172 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $234.1 billion at December 31, 2015. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

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

•

Grow our investment banking business.  By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. The merger with TWPG in 2010, our acquisition of Miller Buckfire in 2012, the merger with KBW in 2013, and the acquisitions of De La Rosa and Oriel in 2014, has accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital raising for startup companies, particularly from the venture community. We believe our position as a middle-market-focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

•

Focus on asset generation within Stifel Bank and offer retail and commercial banking services to our clients.  We believe the banking services provided through Stifel Bank strengthen our existing client relationships and help us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to increase the sale of banking products and services to our private and corporate clients.
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

Several of our wholly owned subsidiaries, including Choice Financial Partners, Inc., Thomas Weisel Capital Management LLC, Thomas Weisel Global Growth Partners LLC, ZCM, and 1919 Investment Counsel, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

Stifel Trust and Stifel Trust Delaware are subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of Stifel Trust’s fiduciary services.

Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to applicable laws and regulations of the jurisdictions in which they operate.

Our European subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom, and is a member of the London Stock Exchange. The FCA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend approved persons, and impose  fines (where applicable) on both regulated businesses and their approved persons. SNEL operates representative offices in Geneva, Switzerland and Zurich, Switzerland, and has a branch office in Madrid, Spain. In addition to the FCA, these offices are subject to the local regulations of their respective jurisdictions. SNEL holds a number of FCA-passporting rights to engage in Markets in Financial Instruments Directive-related business in Europe.

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

In July 2013, the OCC, the Federal Reserve Board, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule became effective for us on January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on our current analyses, our company and Stifel Bank are well-capitalized. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

In December 2013, U.S. regulators issued final regulations to implement the Volcker Rule. The Volcker Rule will, over time, prohibit “banking entities,” including our company and its affiliates, from engaging in certain prohibited “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging, and certain other activities. The Volcker Rule will also require banking entities to either restructure or unwind certain investments and relationships with “covered funds,” as defined in the Volcker Rule. Banking entities had until July 21, 2015, to bring all of their activities into conformance with the Volcker Rule, and until July 21, 2016, to bring all of their investments into conformance with the Volcker Rule, in each case, subject to possible extensions. The Volcker Rule requires banking entities to establish comprehensive compliance programs designed to help ensure and monitor compliance with restrictions under the Volcker Rule.

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

Our ability to develop and retain our client base depends on the reputation, judgment, business-generation capabilities, and skills of our employees and financial advisors. As such, to compete effectively, we must attract, retain, and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition, and liquidity.

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

In addition, the U.S. and foreign governments have recently taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current or enacting new standards, requirements, and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business. Additionally, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. A substantial portion of the research relied on by our investment management business in the investment decision-making process is generated internally by our investment analysts and external research, including external research paid for with soft dollars. This external research generally is used for information-gathering or verification purposes and includes broker-provided research as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules, and regulations in the United States related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping, and reporting obligations.

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

We also maintain operations in 402 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 359 private client offices. In addition, Stifel Bank leases one location for its administrative offices and operations. Stifel Trust and Stifel Trust Delaware both lease one location for their operations. Our Institutional Group segment leases 40 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

EDC Bond Issuance Matter

We have been named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) and by the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribe”) in which, among other things, Saybrook seeks repayment from the Tribe for the proceeds from a $50 Million 2008 bond offering (“the bonds’) and in which the Tribe seeks to avoid repayment, as well as other claims against us and others. We were the initial purchaser of the bonds, which were immediately sold to LDF.  The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud, and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. Saybrook seeks rescissionary relief as well as restitutionary damages, including the amounts paid for the bonds, plus costs. The claims are set for trial commencing on October 11, 2016. While there can be no assurance that we will be successful, we intend to vigorously defend the SEC’s claims.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

Our Company, Stifel, and Stone & Youngberg, LLC (“Stone & Youngberg”) are named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in the formation of the Collybus CDO manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (CA) on behalf of several CA funds, as well as in connection with other transactions in the CA funds with CA. The original Complaint named Cantor, CA, and CA’s CEO, Walter Morales.  The CA funds filed a Chapter 11 bankruptcy petition, which stayed the original lawsuit until the reorganization plan was entered by the court in the fall of 2013. Shortly thereafter, the CA funds filed their first Amended Complaint, which has been amended several times since then. The claims are set for trial commencing on November 28, 2016.  While there can be no assurance that we will be successful, we intend to vigorously defend the claims. We have established reserves supported by purchase price consideration the Company has withheld pursuant to the terms of the acquisition of Stone & Youngberg in 2011, which at this time, we believe are adequate.

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

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker-Dealer Index for the five-year period ended December 31, 2015. The NYSE ARCA Securities Broker-Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Commissions	$749,536	$674,418	$640,287	$518,803	$550,903
Principal transactions	389,319	409,823	408,954	380,160	334,282
Investment banking	503,052	578,689	457,736	292,686	195,506
Asset management and service fees	493,761	386,001	305,639	257,981	228,831
Interest	179,101	185,969	142,539	108,705	89,199
Other income	62,224	14,785	64,659	69,148	19,651
Total revenues	2,376,993	2,249,685	2,019,814	1,627,483	1,418,372
Interest expense	45,399	41,261	46,368	33,370	25,304
Net revenues	2,331,594	2,208,424	1,973,446	1,594,113	1,393,068
Non-interest expenses:
Compensation and benefits	1,568,862	1,403,932	1,311,386	1,010,140	887,210
Occupancy and equipment rental	207,465	169,040	158,268	128,365	119,944
Communications and office supplies	130,678	106,926	99,726	79,406	74,037
Commissions and floor brokerage	42,518	36,555	37,225	29,610	25,423
Other operating expenses	240,504	201,177	181,612	116,845	148,305
Total non-interest expenses	2,190,027	1,917,630	1,788,217	1,364,366	1,254,919
Income from continuing operations before income tax expense	141,567	290,794	185,229	229,747	138,149
Provision for income taxes	49,231	111,664	12,322	84,451	53,880
Income from continuing operations	92,336	179,130	172,907	145,296	84,269
Discontinued operations:
Loss from discontinued operations, net of tax	—	(3,063)	(10,894)	(6,723)	(135)
Net income	$92,336	$176,067	$162,013	$138,573	$84,134
Earnings per basic common share:
Income from continuing operations	$1.35	$2.69	$2.72	$2.71	$1.61
Loss from discontinued operations	-	(0.04)	(0.17)	(0.12)	—
Earnings per basic common share	$1.35	$2.65	$2.55	$2.59	$1.61
Earnings per diluted common share:
Income from continuing operations	$1.18	$2.35	$2.35	$2.31	$1.34
Loss from discontinued operations	-	(0.04)	(0.15)	(0.11)	—
Earnings per diluted common share	$1.18	$2.31	$2.20	$2.20	$1.34
Weighted-average number of common shares outstanding:
Basic	68,543	66,472	63,568	53,563	52,418
Diluted	78,554	76,376	73,504	62,937	63,058
Financial Condition
Total assets	$13,335,915	$9,518,151	$9,008,870	$6,966,140	$4,951,900
Long-term obligations	$832,500	$707,500	$410,631	$471,810	$89,457
Shareholders’ equity	$2,492,416	$2,322,038	$2,058,849	$1,494,661	$1,302,105

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) has ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

The following items should be considered when comparing the data from year to year: 1) litigation-related expenses in 2011 associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts; 2) the acquisition of Stone & Youngberg on October 1, 2011; 3) the gains recognized on our investment in Knight Capital Group, Inc. during 2012; 4) the merger with KBW on February 15, 2013; 5) the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group in July 2013; 6) the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business during 2013; 7) the recognition of a U.S. tax benefit in connection with discontinuing the business operations of SN Canada during the third quarter of 2013; 8) the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel during 2014 and the expensing of stock awards issued as retention as part of the Oriel and 1919 Investment Counsel acquisitions in 2014; and 9) the expensing of stock awards issued as retention as part of the acquisition of Sterne during 2015. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

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

On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities, and individual investors. The purchase was completed pursuant to the merger agreement dated February 23, 2015. We issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc.

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

On December 1, 2015, we sold, in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “2015 Notes”). Interest on the 2015 Notes is payable semi-annually in arrears. We may redeem the 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2015 Notes issuance of $297.0 million, after discounts, commissions, and expenses, were used for general corporate purposes.

On December 4, 2015, we completed the purchase of the Barclays' Wealth and Investment Management, Americas (“Barclays”), franchise in the U.S. The Company paid purchase consideration that was funded with cash from operations. As part of that transaction, Stifel Bank, a wholly owned subsidiary of the Company, acquired approximately $600.0 million of bank loans, at fair value, from Barclays. The fair values for those loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

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

Our revenue growth for the year ended December 31, 2015, was primarily attributable to growth in asset management and service fees as a result of increased assets under management, an increase in brokerage revenues, and an increase in other revenues. The increase in revenue growth over the comparable period in 2014 was offset by a decline in investment banking revenues, and net interest income. In addition, our revenue growth was positively impacted by the acquisitions of Sterne and Barclays during 2015.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2015, the key indicators of the markets’ performance, the S&P 500 and Dow Jones Industrial Average, closed 0.7% and 2.2% lower than their December 31, 2014, closing prices, respectively. The NASDAQ closed 5.7% higher than its December 31, 2014, closing price.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015	2014	2013
Revenues:
Commissions	$749,536	$674,418	$640,287	11.1	5.3	32.1%	30.5%	32.4%
Principal transactions	389,319	409,823	408,954	(5.0)	0.2	16.7	18.6	20.7
Investment banking	503,052	578,689	457,736	(13.1)	26.4	21.6	26.2	23.2
Asset management and service fees	493,761	386,001	305,639	27.9	26.3	21.2	17.5	15.5
Interest	179,101	185,969	142,539	(3.7)	30.5	7.7	8.4	7.2
Other income	62,224	14,785	64,659	320.9	(77.1)	2.6	0.7	3.3
Total revenues	2,376,993	2,249,685	2,019,814	5.7	11.4	101.9	101.9	102.3
Interest expense	45,399	41,261	46,368	10.0	(11.0)	1.9	1.9	2.3
Net revenues	2,331,594	2,208,424	1,973,446	5.6	11.9	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,568,862	1,403,932	1,311,386	11.7	7.1	67.3	63.6	66.5
Occupancy and equipment rental	207,465	169,040	158,268	22.7	6.8	8.9	7.6	8.0
Communication and office supplies	130,678	106,926	99,726	22.2	7.2	5.6	4.8	5.0
Commissions and floor brokerage	42,518	36,555	37,225	16.3	(1.8)	1.8	1.7	1.9
Other operating expenses	240,504	201,177	181,612	19.5	10.8	10.3	9.1	9.2
Total non-interest expenses	2,190,027	1,917,630	1,788,217	14.2	7.2	93.9	86.8	90.6
Income from continuing operations before income taxes	141,567	290,794	185,229	(51.3)	57.0	6.1	13.2	9.4
Provision for income taxes	49,231	111,664	12,322	(55.9)	*	2.1	5.1	0.6
Income from continuing operations	$92,336	$179,130	$172,907	(48.5)	3.6	4.0%	8.1%	8.8%
Discontinued operations:
Loss from discontinued operations, net of tax	-	(3,063)	(10,894)	(100.0)	(71.9)	—	(0.1)	(0.5)
Net income	$92,336	$176,067	$162,013	(47.6)	8.7	4.0%	8.0%	8.3%

*	Percentage not meaningful.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Commissions	$749,536	$674,418	$640,287	11.1%	5.3%
Principal transactions	389,319	409,823	408,954	(5.0)	0.2
Investment banking:
Capital raising	307,571	305,198	256,012	0.8	19.2
Advisory	195,481	273,491	201,724	(28.5)	35.6
	503,052	578,689	457,736	(13.1)	26.4
Asset management and service fees	493,761	386,001	305,639	27.9	26.3
Net interest	133,702	144,708	96,171	(7.6)	50.5
Other income	62,224	14,785	64,659	320.9	(77.1)
Total net revenues	$2,331,594	$2,208,424	$1,973,446	5.6%	11.9%

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

For the year ended December 31, 2015, commission revenues increased 11.1% to $749.5 million from $674.4 million in 2014. The increase is primarily attributable to an increase in mutual fund and equity transactions.

Principal transactions – For the year ended December 31, 2015, principal transactions revenues decreased 5.0% to $389.3 million from $409.8 million in 2014. The decrease from 2014 is primarily attributable to lower institutional equity brokerage revenues as a result of lower volumes. The decrease is partially offset by the revenues generated by the Sterne fixed income business acquired in June 2015.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2015, investment banking revenues decreased 13.1%, to $503.1 million from $578.7 million in 2014. The decrease is primarily attributable to a decrease in advisory fees, partially offset by an increase in capital-raising revenues.

Capital-raising revenues increased 0.8% to $307.6 million for the year ended December 31, 2015, from $305.2 million in 2014. For the year ended December 31, 2015, equity capital-raising revenues decreased 23.7% to $177.5 million from $232.5 million in 2014. For the year ended December 31, 2015, fixed income capital-raising revenues increased 78.8% to $130.1 million from $72.7 million in 2014.

Strategic advisory fees decreased 28.5% to $195.5 million for the year ended December 31, 2015, from $273.5 million in 2014. The decrease is primarily attributable to a decrease in the number of completed advisory transactions during 2015, as well as a decline in the number of larger transactions that were completed in 2014.

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

Investment banking – For the year ended December 31, 2014, investment banking revenues increased 26.4%, to $578.7 million from $457.7 million in 2013. The increase is primarily attributable to an increase in advisory fees and equity capital-raising revenues.

Capital-raising revenues increased 19.2% to $305.2 million for the year ended December 31, 2014, from $256.0 million in 2013. During the year ended December 31, 2014, equity capital-raising revenues increased 26.8% to $232.5 million from $183.3 million in 2013. For the year ended December 31, 2014, fixed income capital-raising revenues increased 0.1% to $72.7 million.

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

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel)	$540,889	$22,421	4.15%	$481,210	$19,095	3.97%	$462,897	$18,222	3.94%
Interest-earning assets (Stifel Bank) *	5,163,610	136,841	2.65%	4,981,789	143,146	2.87%	4,224,407	101,489	2.42%
Other (Stifel)		19,839			23,728			22,828
Total interest revenue		$179,101			$185,969			$142,539
Interest-bearing liabilities:
Short-term borrowings (Stifel)	$45,492	$569	1.25%	$97,815	$1,092	1.12%	$252,948	$3,176	1.26%
Interest-bearing liabilities (Stifel Bank) *	4,794,750	7,813	0.16%	4,644,753	7,926	0.17%	3,967,402	11,775	0.30%
Stock loan (Stifel)	62,771	125	0.20%	45,758	76	0.17%	91,194	152	0.17%
Senior notes (Stifel Financial Corp.)	482,671	25,695	5.32%	460,178	26,617	5.78%	325,000	20,648	6.35%
Interest-bearing liabilities (Capital Trusts)	82,500	1,729	2.10%	82,500	1,687	2.04%	82,500	1,729	2.10%
Other (Stifel)		9,468			3,863			8,888
Total interest expense		$45,399			$41,261			$46,368
Net interest income		$133,702			$144,708			$96,171

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

For the year ended December 31, 2015, interest revenue decreased 3.7% to $179.1 million from $186.0 million in 2014, principally as a result of a $6.3 million decrease in interest revenue generated from interest-earning assets of Stifel Bank due to a decline in interest rates. The average interest-earning assets of Stifel Bank increased to $5.2 billion during the year ended December 31, 2015, compared to $5.0 billion during 2014 at average interest rates of 2.65% and 2.87%, respectively.

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

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, of $115.5 million (5.0% of net revenues) for the year ended December 31, 2015, compared to $104.2 million (4.7% of net revenues) in 2014. The upfront notes are amortized over a five- to ten-year period.

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

Provision for income taxes – For the year ended December 31, 2015, our provision for income taxes was $49.2 million, representing an effective tax rate of 34.8%, compared to $111.7 million in 2014, representing an effective tax rate of 38.4%. The provision for income taxes for the year ended December 31, 2015, was impacted by the recognition of a U.S. tax benefit due to a realized loss on our investment in Sterne UK Ltd.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015	2014	2013
Revenues:
Commissions	$504,206	$453,730	$428,610	11.1%	5.9%	36.6%	36.8%	38.4%
Principal transactions	148,475	184,476	204,194	(19.5)	(9.7)	10.8	15.0	18.3
Asset management and service fees	492,814	385,182	304,541	27.9	26.5	35.8	31.2	27.3
Interest	164,793	166,402	122,413	(1.0)	35.9	12.0	13.5	10.9
Investment banking	43,687	45,768	49,921	(4.5)	(8.3)	3.2	3.7	4.4
Other income	33,742	8,801	25,165	283.4	(65.0)	2.4	0.7	2.3
Total revenues	1,387,717	1,244,359	1,134,844	11.5	9.7	100.8	100.9	101.6
Interest expense	10,404	11,708	17,665	(11.1)	(33.7)	0.8	0.9	1.6
Net revenues	1,377,313	1,232,651	1,117,179	11.7	10.3	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	781,573	703,679	648,681	11.1	8.5	56.7	57.1	58.1
Occupancy and equipment rental	82,015	71,526	65,686	14.7	8.9	6.0	5.8	5.8
Communication and office supplies	46,825	38,779	36,897	20.7	5.1	3.4	3.2	3.3
Commissions and floor brokerage	17,431	13,913	15,185	25.3	(8.4)	1.3	1.1	1.4
Other operating expenses	67,343	57,776	51,158	16.6	12.9	4.9	4.7	4.6
Total non-interest expenses	995,187	885,673	817,607	12.4	8.3	72.3	71.9	73.2
Income before income taxes	$382,126	$346,978	$299,572	10.1%	15.8%	27.7%	28.1%	26.8%

	December 31,
	2015	2014	2013
Branch offices (actual)	361	330	316
Financial advisors (actual)	2,172	1,965	1,934
Independent contractors (actual)	719	138	143

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

NET REVENUES

For the year ended December 31, 2015, Global Wealth Management net revenues increased 11.7% to a record $1.38 billion from $1.23 billion in 2014. The increase in net revenues for the year ended December 31, 2015, over 2014, is primarily attributable to growth in asset management and service fees, as a result of the acquisitions of 1919 in November 2014 and Sterne in June 2015; an increase in commission revenues; and an increase in other income. The increase in net revenues was partially offset by a decline in principal transaction revenues and investment banking revenues.

Commissions – For the year ended December 31, 2015, commission revenues increased 11.1% to $504.2 million from $453.7 million in 2014. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds, and insurance products, partially offset by lower trading volumes impacting the environment for both us and the industry.

Principal transactions – For the year ended December 31, 2015, principal transactions revenues decreased 19.5% to $148.5 million from $184.5 million in 2014. The decrease is primarily attributable to a decrease in fixed income products as a result of lower trading volumes and the current, low interest rate environment.

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

Interest revenue – For the year ended December 31, 2015, interest revenue decreased 1.0% to $164.8 million from $166.4 million in 2014. The decrease is primarily due lower interest rates on interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 4.5% to $43.7 million for the year ended December 31, 2015, from $45.8 million in 2014. The decrease is primarily attributable to a decrease in corporate equity sales credits from 2014.

Other income – For the year ended December 31, 2015, other income increased 283.4% to $33.7 million from $8.8 million in 2014. The increase is primarily attributable to the sale of a portion of the Acacia loan portfolio and an increase in mortgage fees from loan originations at Stifel Bank, partially offset by investment losses.

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

Investment banking – Investment banking decreased 8.3% to $45.8 million for the year ended December 31, 2014, from $49.9 million in 2013.  The decrease is primarily attributable to a decrease in corporate equity sales credits from 2014.

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

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2015			December 31, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest bearing cash and federal funds sold	$65,827	$163	0.25%	$172,052	$420	0.24%
State and municipal securities:
Taxable	—	—	—	8,403	512	6.09
Tax-exempt[1]	76,257	2,706	3.55	77,395	3,706	4.79
Mortgage-backed securities	1,093,898	25,206	2.30	1,373,446	36,248	2.64
Corporate fixed income securities	307,047	6,694	2.18	470,790	10,157	2.16
Asset-backed securities	863,137	19,181	2.22	966,022	20,903	2.16
Federal Home Loan Bank (“FHLB”) and other capital stock	20,776	722	3.48	8,090	32	0.40
Loans[2]
Securities-based loans	948,840	21,063	2.22	599,777	14,207	2.37
Commercial and industrial	1,158,936	37,167	3.21	775,632	27,498	3.55
Consumer	23,158	378	1.63	3,221	76	2.36
Residential real estate	395,775	16,869	4.26	375,672	24,808	6.60
Commercial real estate	24,091	1,046	4.34	14,773	641	4.34
Home equity lines of credit	12,233	334	2.73	14,229	384	2.70
Construction and land	803	26	3.24	231	11	4.76
Loans held for sale	172,832	5,286	3.06	122,056	3,543	2.90
Total interest-earning assets[3]	5,163,610	136,841	2.65%	4,981,789	$143,146	2.87%
Cash and due from banks	2,985			3,526
Other non-interest-earning assets	80,006			73,950
Total assets	$5,246,601			$5,059,265
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,500,268	$6,360	0.14%	$4,419,699	$8,214	0.19%
Time deposits	39,278	860	2.19	133,842	(402)	(0.30)
Demand deposits	76,262	42	0.06	63,158	33	0.05
Savings	17	—	0.05	520	—	0.01
FHLB advances	178,925	551	0.31	27,534	81	0.29
Total interest-bearing liabilities[3]	4,794,750	7,813	0.16	4,644,753	7,926	0.17
Non-interest-bearing deposits	19,004			20,345
Other non-interest-bearing liabilities	31,155			23,188
Total liabilities	4,844,909			4,688,286
Stockholders’ equity	401,692			370,978
Total liabilities and stockholders’ equity	$5,246,601			$5,059,264
Net interest margin		$129,028	2.50%		$135,220	2.75%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$289,553	$726	0.25%
State and municipal securities:
Taxable	113,111	3,938	3.48
Tax-exempt[1]	74,947	1,735	2.32
Mortgage-backed securities	1,248,829	28,685	2.3
Corporate fixed income securities	549,711	12,177	2.22
Asset-backed securities	740,426	15,590	2.11
FHLB and other capital stock	4,198	30	0.71
Loans[2]	1,122,086	35,868	3.27
Loans held for sale	81,546	2,740	3.36
Total interest-earning assets[3]	4,224,407	$101,489	2.42%
Cash and due from banks	8,126
Other non-interest-earning assets	66,195
Total assets	$4,298,728
Liabilities and stockholders’ equity:
Deposits:
Money market	$3,844,984	$10,781	0.28%
Demand deposits	43,288	908	2.10
Time deposits	72,091	45	0.06
Savings	2,683	5	0.20
FHLB advances	4,356	36	0.81
Total interest-bearing liabilities[3]	3,967,402	11,775	0.30
Non-interest-bearing deposits	11,182
Other non-interest-bearing liabilities	24,088
Total liabilities	4,002,672
Stockholders’ equity	296,056
Total liabilities and stockholders’ equity	$4,298,728
Net interest margin		$89,714	2.14%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

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

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio held for investment for the periods indicated (in thousands):

	As of December 31,
	2015	2014	2013	2012	2011
Securities-based loans	$1,388,953	$732,799	$508,866	$425,295	$371,309
Commercial and industrial	1,216,656	896,853	552,333	300,034	186,996
Consumer	36,846	25,489	618	87	90
Residential real estate	429,132	432,646	372,789	65,657	51,755
Commercial real estate	92,623	15,902	12,284	12,805	3,107
Home equity lines of credit	12,475	12,945	16,327	19,531	24,086
Construction and land	3,899	—	490	510	514
Total Gross loans	3,180,584	2,116,634	1,463,707	823,919	637,857
Unamortized loan discount	(5,296)	(30,533)	(45,100)	—	—
Unamortized loan origination costs, net of loan fees	(1,567)	(1,631)	(1,920)	(1,207)	(421)
Loans in process	(419)	1,681	334	1,370	4
Allowance for loan losses	(29,787)	(20,731)	(12,668)	(8,145)	(5,300)
	$3,143,515	$2,065,420	$1,404,353	$815,937	$632,140

The maturities of the loan portfolio at December 31, 2015, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$1,448,404	$868,825	$863,355	$3,180,584

The sensitivity of loans with maturities in excess of one year at December 31, 2015, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$836,289	$812,270	$1,648,559
Fixed rate loans	32,536	51,085	83,621
	$868,825	$863,355	$1,732,180

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses, beginning of period	$20,731	$12,668	$8,145	$5,300	$2,331
Provision for loan losses	9,069	8,531	8,842	3,004	2,925
Charge-offs:
Commercial and industrial	—	(510)	(3,864)	—	—
Residential real estate	(144)	—	(501)	(254)	(5)
Consumer	—	(16)	—	—	—
Commercial real estate	—	—	—	—	(5)
Other	—	(5)	(7)	—	—
Total charge-offs	(144)	(531)	(4,372)	(254)	(10)
Recoveries	131	63	53	95	54
Allowance for loan losses, end of period	$29,787	$20,731	$12,668	$8,145	$5,300
Net charge-offs to average bank loans outstanding, net	0.05%	0.03%	0.40%	0.02%	(0.01)%

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2015		December 31, 2014
	Balance	Percent[1]	Balance	Percent[1]
Commercial and industrial	$24,748	38.2%	$16,609	42.4%
Securities-based loans	1,607	43.7	1,099	34.6
Consumer	105	1.2	156	1.2
Residential real estate	1,241	13.5	787	20.4
Home equity lines of credit	290	0.4	267	0.6
Commercial real estate	264	2.9	232	0.8
Construction and land	78	0.1	—	—
Qualitative	1,454	—	1,581	—
	$29,787	100.0%	$20,731	100.0%

	December 31, 2013		December 31, 2012
	Balance	Percent[1]	Balance	Percent[1]
Commercial and industrial	$9,832	37.7%	$5,450	36.4%
Securities-based loans	892	34.9	638	51.6
Commercial real estate	198	0.8	691	1.5
Consumer	—	—	9	—
Residential real estate	408	25.5	408	8.0
Home equity lines of credit	174	1.1	195	2.4
Construction and land	12	—	13	0.1
Qualitative	1,152	—	741	—
	$12,668	100.0%	$8,145	100.0%

[1]	Loan category as a percentage of total loan portfolio.

	December 31, 2011
	Balance	Percent[1]
Commercial and industrial	$2,595	29.3%
Securities-based loans	501	58.2
Commercial real estate	633	0.5
Consumer	9	—
Residential real estate	679	8.1
Home equity lines of credit	—	—
Construction and land	—	—
Qualitative	883	3.9
	$5,300	100.0%

[1]	Loan category as a percentage of total loan portfolio.

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

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$4,576,642	0.05%	$4,473,104	0.05%	$3,847,886	0.30%
Certificates of deposit (time deposits)	$39,278	2.19%	$97,854	0.31%	$43,288	2.10%
Demand deposits (non-interest-bearing)	$18,510	*	$17,710	*	$69,189	*
Savings accounts	$17	0.05%	$38	0.05%	$2,683	0.20%

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2015, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$1,566	$1,442	$2,456	$2,259	$7,723

V.	Return on Equity and Assets

	Year Ended December 31,
	2015	2014	2013
Return on assets (net income as a percentage of average total assets)	0.88%	1.86%	1.89%
Return on equity (net income as a percentage of average shareholders’ equity)	3.74%	7.97%	8.25%
Dividend payout ratio[1]	—%	—%	—%
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	23.43%	23.42%	22.93%

[1]	We did not declare or pay any dividends during 2015, 2014, or 2013.

VI. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
Year Ended December 31, 2015:
Amount outstanding at December 31, 2015	$30,000	$329,670
Weighted-average interest rate thereon	1.13%	0.65%
Maximum amount outstanding at any month-end	$465,648	$329,670
Average amount outstanding during the year	$45,492	$62,771
Weighted-average interest rate thereon	1.25%	0.65%
Year Ended December 31, 2014:
Amount outstanding at December 31, 2014	$—	$4,215
Weighted-average interest rate thereon	—%	nm
Maximum amount outstanding at any month-end	$414,900	$79,164
Average amount outstanding during the year	$97,815	$45,758
Weighted-average interest rate thereon	1.12%	0.17%
Year Ended December 31, 2013:
Amount outstanding at December 31, 2013	$55,700	$40,101
Weighted-average interest rate thereon	1.22%	0.16%
Maximum amount outstanding at any month-end	$546,200	$176,771
Average amount outstanding during the year	$252,948	$91,194
Weighted-average interest rate thereon	1.26%	0.17%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015	2014	2013
Revenues:
Commissions	$241,528	$220,689	$211,989	9.4%	4.1%	24.8%	22.1%	24.5%
Principal transactions	244,646	225,347	211,576	8.6	6.5	25.1	22.6	24.5

Capital raising	264,858	259,587	198,463	2.0	30.8	27.1	26.0	23.0
Advisory fees	192,584	273,333	202,253	(29.5)	35.1	19.7	27.4	23.4
Investment banking	457,442	532,920	400,716	(14.2)	33.0	46.8	53.4	46.4
Interest	15,053	21,801	18,544	(31.0)	17.6	1.5	2.2	2.1
Other income	26,594	5,695	34,040	367.0	(83.3)	2.8	0.6	3.9
Total revenues	985,263	1,006,452	876,865	(2.1)	14.8	101.0	100.9	101.4
Interest expense	9,669	9,381	12,494	3.1	(24.9)	1.0	0.9	1.4
Net revenues	975,594	997,071	864,371	(2.2)	15.4	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	596,561	612,330	522,873	(2.6)	17.1	61.1	61.4	60.5
Occupancy and equipment rental	49,808	47,207	45,824	5.5	3.0	5.1	4.7	5.3
Communication and office supplies	64,168	55,570	48,192	15.5	15.3	6.6	5.6	5.6
Commissions and floor brokerage	25,087	22,642	22,039	10.8	2.7	2.6	2.3	2.5
Other operating expenses	98,928	93,776	75,844	5.5	23.6	10.1	9.4	8.8
Total non-interest expenses	834,552	831,525	714,772	0.4	16.3	85.5	83.4	82.7
Income before income taxes	$141,042	$165,546	$149,599	(14.8)%	10.7%	14.5%	16.6%	17.3%

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

NET REVENUES

For the year ended December 31, 2015, Institutional Group net revenues decreased 2.2% to $975.6 million from $997.1 million in 2014. The decrease in net revenues for the year ended December 31, 2015, over 2014, was primarily attributable to a decrease in advisory fees. The decrease was offset by improved capital-raising revenues and growth of brokerage revenues.

Commissions – For the year ended December 31, 2015, commission revenues increased 9.4% to $241.5 million from $220.7 million in 2014.

Principal transactions – For the year ended December 31, 2015, principal transactions revenues increased 8.6% to $244.6 million from $225.3 million in 2014.

For the year ended December 31, 2015, equity brokerage revenues decreased 5.9% to $235.2 million from $249.8 million in 2014. The decrease is a result of industry-wide declines in volume.

For the year ended December 31, 2015, fixed income brokerage revenues increased 27.9% to $251.0 million from $196.2 million in 2014. The increase is primarily attributable to an improvement in fixed income trading volumes, as a result of the acquisition of the Sterne fixed income business in June 2015.

Investment banking – For the year ended December 31, 2015, investment banking revenues decreased 14.2% to $457.4 million from $532.9 million in 2014. The decrease is attributable to lower advisory fees, offset by higher capital-raising revenues in 2015.

For the year ended December 31, 2015, capital-raising revenues increased 2.0% to $264.9 million from $259.6 million in 2014. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable periods in 2014.

For the year ended December 31, 2015, equity capital-raising revenues decreased 20.0% to $161.7 million from $202.1 million in 2014. The decrease was primarily attributable to a decrease in the number of transactions over 2014.

For the year ended December 31, 2015, fixed income capital-raising revenues increased 79.5% to $103.2 million from $57.5 million in 2014. The increase is primarily attributable to an increase in the municipal bond origination business, primarily as a result of our acquisition of Sterne Agee in June 2015.

For the year ended December 31, 2015, strategic advisory fees decreased 29.5% to $192.6 million from $273.3 million in 2014.

Other income – For the year ended December 31, 2015, other income increased 367.0% to $26.6 million from $5.7 million in 2014.

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

Compensation and benefits – For the year ended December 31, 2015, compensation and benefits expense decreased 2.6% to $596.6 million from $612.3 million in 2014. The decrease is principally due to a decrease in variable compensation, offset by an increase in fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 61.1% for the year ended December 31, 2015, compared to 61.4% in 2014.

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

Commissions – For the year ended December 31, 2014, commission revenues increased 4.1% to $220.7 million from $212.0 million in 2013.

Principal transactions – For the year ended December 31, 2014, principal transactions revenues increased 6.5% to $225.3 million from $211.6 million in 2013.

For the year ended December 31, 2014, equity institutional brokerage revenues increased 9.0% to $249.8 million from $229.1 million in 2013. The increase is primarily attributable to higher trading volumes as a result of market volatility during the first half of 2014. This growth was negatively impacted during the third quarter of 2014 as a result of industry-wide declines in volume.

For the year ended December 31, 2014, fixed income institutional brokerage revenues increased 0.9% to $196.2 million from $194.4 million in 2013. The increase is primarily attributable to an improvement in fixed income trading volumes in the first half of 2015, as a result of the acquisition of the fixed income business from Knight Capital in July 2013, offset by lower trading volumes in the third quarter of 2014 that impacted the industry.

Investment banking – For the year ended December 31, 2014, investment banking revenues increased 33.0% to $532.9 million from $400.7 million in 2013. The increase is attributable to higher advisory fees and capital-raising revenues in 2014 compared to 2013.

For the year ended December 31, 2014, capital-raising revenues increased 30.8% to $259.6 million from $198.5 million in 2013. The increase is primarily attributable to an increase in the number of completed advisory transactions and the aggregate transaction value over the comparable period in 2013.

For the year ended December 31, 2014, equity capital-raising revenues increased 35.6% to $202.1 million from $149.0 million in 2013. The increase was primarily attributable to an increase in the number of transactions over 2013.

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

For the year ended December 31, 2014, strategic advisory fees increased 35.1% to $273.3 million from $202.3 million in 2013.

Interest – For the year ended December 31, 2014, interest revenue increased 17.6% to $21.8 million from $18.5 million in 2013.

Other income – For the year ended December 31, 2014, other income decreased 83.3% to $5.7 million from $34.0 million in 2013. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during 2013.

Interest expense – For the year ended December 31, 2014, interest expense decreased 24.9% to $9.4 million from $12.5 million in 2013.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2014, income before income taxes for the Institutional Group segment increased 10.7% to $165.5 million from $149.6 million in 2013. Profit margins (income before income taxes as a percentage of net revenues) for the year ended December 31, 2014, have declined to 16.6% from 17.3% in 2013 as a result of an increase in operating expenses, offset by an increase in non-compensation operating expenses.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net revenues	$(21,313)	$(21,298)	$(8,104)	(0.1)%	(162.8)%
Non-interest expenses:
Compensation and benefits	190,730	87,923	139,832	116.9	(37.1)
Other operating expenses	169,558	112,509	116,006	50.7	(3.0)
Total non-interest expenses	360,288	200,432	255,838	79.8	(21.7)
Loss before income taxes	$(381,601)	$(221,730)	$(263,942)	72.1%	(16.0)%

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

Non-interest expenses increased $44.4 million from 2014, consisting of a $31.9 million, or 51.5%, increase in compensation and benefits and a $12.4 million, or 12.9%, increase in other operating expenses. The increases are attributable to the building out of our infrastructure and our regulatory compliance enhancement measures primarily to meet the enhanced prudential regulatory requirements imposed upon surpassing $10 billion in assets, which the Company did in the fourth quarter of 2015.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $13.3 billion at December 31, 2015, were up 40.1% over December 31, 2014. The increase is primarily attributable to increases in bank loans, the growth of our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and the recognition of goodwill associated with our acquisitions of Sterne and Barclays. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2015, our liabilities were comprised primarily of senior notes of $750.0 million, trust preferred securities of $82.5 million, deposits of $6.64 billion at Stifel Bank, and payables to customers of $1.0 billion at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $712.8 million. To meet our obligations to clients and operating needs, we had $811.0 million in cash and cash equivalents at December 31, 2015. We also had client brokerage receivables of $1.6 billion at Stifel and $3.1 billion in loans held for investment at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $121.2 million to $811.0 million at December 31, 2015, from $689.8 million at December 31, 2014. Operating activities used cash of $326.8 million, primarily due to an increase in operating assets, offset by an increase in operating liabilities, the net effect of non-cash items, and net income recognized in 2015. Investing activities used cash of $2.0 billion due to an increase in our loan portfolio purchases of our available-for-sale and held-to-maturity securities as part of the investment strategy at Stifel Bank, acquisitions, net of acquired cash, purchases of investment securities, and fixed asset purchases, partially offset by proceeds from the maturity of available-for-sale securities, sale of investments, and bank customer loan repayments. Financing activities provided cash of $2.4 billion, primarily due to an increase in affiliated deposits and the proceeds from our $300.0 million senior note issuance in December 2015, offset by repayments of our short-term borrowings, redemption of our $175.0 million 6.70% senior notes in January 2015, and purchases of our common stock into treasury.

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

Stifel Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of Stifel Bank’s current calendar year and the previous two calendar years’ retained net income, and Stifel Bank maintains its targeted capital to risk-weighted assets ratios. At December 31, 2015, Stifel Bank had $59.0 million of capital in excess of the amount it would need at December 31, 2015, to maintain its targeted risk-weighted assets ratio of 7.0%.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above and, in certain instances, may be subject to regulatory requirements.

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

The Federal Home Loan advances as of December 31, 2015, are floating-rate advances. The weighted-average interest rates during the year ended December 31, 2015, on these advances is 0.31%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

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

On December 1, 2015, we sold, in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “2015 Notes”). Interest on the 2015 Notes is payable semi-annually in arrears. We may redeem the 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2015 Notes issuance of $297.0 million, after discounts, commissions, and expenses, were used for general corporate purposes. In December 2015, we received a BBB- rating on the 2015 Notes.

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

On December 4, 2015, we completed the purchase of the Barclays franchise in the U.S., which increased assets approximately $0.7 billion, primarily consisting of bank loans. Subsequent to this transaction, we further increased the Company’s total assets by approximately $1.5 billion in two separate transactions, which consisted of cash from our increased participation in the Promontory brokered deposit program of approximately $0.6 billion and margin loans of approximately $0.9 billion.

Subsequent to the close of the acquisition, the brokered deposits of the former Barclays’ retail brokerage clients were placed into the Promontory broker deposit program, an insured bank deposit sweep program that Stifel currently uses to provide FDIC insurance for client cash balances. Stifel Bank is a participant in that program and increased its participation in that program by approximately $0.6 billion subsequent to the close of the acquisition. The cash associated with that increased participation was not directly assumed from Barclays, but rather flowed into Stifel Bank subsequent to the acquisition as part of the daily settlement process for the sweep program.

In addition, subsequent to the close of the purchase of the Barclays franchise, the Company purchased and assumed from Pershing LLC margin loans and associated client credit balances of the former Barclays’ retail brokerage clients related to financial advisors who joined the Company. The margin loan and associated credit balance transfer was accomplished in a separate transaction with Pershing LLC, which Barclays utilized to custody their client relationships. The margin loans (approximately $0.9 billion) represent receivables from retail brokerage clients that are collateralized through a pledge of assets maintained in clients’ brokerage accounts that are subject to daily minimum collateral requirements.

During the year ended December 31, 2015, we repurchased $117.7 million, or 2.7 million shares, at an average price of $43.91 per share.

The following table summarizes the activity related to our company’s notes receivable from January 1, 2014 to December 31, 2015 (in thousands):

	2015	2014
Beginning balance – January 1	$197,757	$184,458
Notes issued – organic growth	66,045	70,871
Notes issued – acquisitions [1,2]	174,846	10,830
Amortization	(53,913)	(64,735)
Other	16,558	(3,667)
Ending balance – December 31	$401,293	$197,757

1	Notes issued in conjunction with the acquisitions of 1919 Investment Counsel in 2014 and Sterne and Barclays in 2015.
2	Includes approximately $74.0 million in notes assumed from the acquisitions of Sterne and Barclays in 2015.

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

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2016, 2017, 2018, 2019, 2020, and thereafter are $96.2 million, $78.4 million, $63.1 million, $48.4 million, and $102.8 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At December 31, 2015, Stifel had net capital of $310.1 million, which was 20.2% of aggregate debit items and $279.3 million in excess of its minimum required net capital. At December 31, 2015, all of our broker-dealer subsidaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2015, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2015, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes.  The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the year ending December 31, 2015, of $6.7 million and anticipate cumulative future cash savings of $72.7 million as of result of the tax amortization of goodwill.

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

Dilution

As of December 31, 2015, there were 81,711 shares of our common stock issuable on outstanding options, with an average-weighted exercise price of $39.88, and 18,505,282 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs.  Of the outstanding restricted stock unit awards, 6,231,023 shares are currently vested and 12,274,259 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,846,259 shares under these awards will be distributed in 2016, 3,221,639 will vest in 2017, 2,807,950 will vest in 2018, and the balance of 3,398,411 will be distributed thereafter.

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

It has been our practice historically to satisfy almost all tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards.  We anticipate that practice will continue, as recently our Compensation Committee made a determination to satisfy tax withholding obligations through the cancellation of shares subject to an award.  In addition, the plan pursuant to which we issue restricted stock units permits us to elect to settle certain awards entirely in cash, and we may elect to do so as those awards vest and become deliverable. Accordingly, we anticipate that fewer than 65% of restricted stock units that vest and become deliverable will become issued and outstanding shares.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Senior notes[1]	$750,000	$—	$—	$—	$—	$300,000	$450,000
Interest on senior notes	216,440	31,313	31,313	31,313	31,313	30,438	60,750
Debenture to Stifel Financial Capital Trusts [2]	82,500	-	-	-	-	-	82,500
Interest on debenture	33,990	1,632	1,632	1,632	1,632	1,632	25,830
Operating leases	520,464	92,653	81,987	73,844	68,666	54,119	149,195
Commitments to extend credit – Stifel Bank[3]	572,469	178,019	46,858	120,658	98,460	70,517	57,957
Earn-out payments[4]	45,847	28,530	9,534	5,561	2,078	144	-
Commitments to fund partnership interests	11,370	11,370	-	-	-	-	-
Commitments to fund BDCs	12,466	12,466	-	-	-	-	-
Certificates of deposit	15,087	10,327	2,669	1,662	429	-	-
	$2,260,633	$366,310	$173,993	$234,670	$202,578	$456,850	$826,232

[1]	See Note 13 of the Notes to the Consolidated Financial Statements for further discussion of our Senior Notes.
[2]	See Note 16 of the Notes to the Consolidated Financial Statements for further discussion of our Capital Trusts.
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

We are also exposed to market risk based on our other investing activities. These investments consist of investments in private equity partnerships, startup companies, venture capital investments, and zero coupon U.S. government securities and are included under the caption “Investments” on the consolidated statements of financial condition.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2016, except for internal control over financial reporting related to Note 30 of the December 31, 2015 consolidated financial statements as to which the date is May 31, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2016, except for Note 30, as to which the date is May 31, 2016

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

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$92,336	$176,067	$162,013
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	36,715	29,280	33,988
Amortization of loans and advances to financial advisors and other employees	53,913	64,735	64,930
Amortization of premium on investment portfolio	2,750	5,847	8,321
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	14,694	9,713	10,618
Amortization of intangible assets	10,423	12,366	12,131
Deferred income taxes	(2,578)	5,256	(26,389)
Excess tax benefits from stock-based compensation	(14,741)	(19,858)	(12,018)
Stock-based compensation	165,641	94,006	137,447
Losses on sale of investments	9,255	22	13,319
Gain on acquisition	—	—	(7,566)
Other, net	(13,159)	(9,778)	(3,640)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes	(178,081)	(45,343)	128,142
Receivables:
Brokerage clients, net	(1,003,257)	58,917	(42,627)
Brokers, dealers, and clearing organizations	82,960	(263,391)	(30,634)
Securities purchased under agreements to resell	(105,345)	169,997	(66,380)
Financial instruments owned, including those pledged	90,716	26,280	70,053
Loans originated as held for sale	(1,855,714)	(1,132,671)	(1,275,647)
Proceeds from mortgages held for sale	1,814,168	1,112,318	1,372,552
Loans and advances to financial advisors and other employees	(187,234)	(79,216)	(71,857)
Other assets	100,670	(2,509)	79,662
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	678,926	2,554	23,433
Brokers, dealers, and clearing organizations	98,301	(8,198)	3,976
Drafts	108,659	488	(15,723)
Financial instruments sold, but not yet purchased	(65,521)	106,051	85,127
Other liabilities and accrued expenses	(261,326)	(62,664)	48,988
Net cash provided by/(used in) operating activities	$(326,829)	$250,269	$702,219

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent).” The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within those years. The guidance shall be applied retrospectively for all periods presented. Early application is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity, and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective beginning on January 1, 2016. Early adoption is permitted. We elected to early adopt this ASU in 2015. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue that is recognized. The FASB has approved a one-year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied using one of two retrospective application methods, with early application not permitted. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

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

NOTE 3 – Acquisitions

Kelwynne, LLC

On October 7, 2015, Stifel Aviation Finance Acquisition, LLC (“SAFA”) completed the acquisition of Kelwynne, LLC. On October 19, 2015, SAFA sold Kelwynne, LLC to Stifel Aviation Finance II, LLC (“SAF2”). Stifel Venture Corp owns 40% of SAF2’s Class A units. Upon SAFA’s sale of Kelwynne, LLC to SAF2, the Company deconsolidated SAF2, as it was no longer majority-owned or controlled the Company.

Barclays’ Wealth and Investment Management, Americas

On December 4, 2015, we completed the purchase of the Barclays' Wealth and Investment Management, Americas (“Barclays”), franchise in the U.S. The Company paid purchase consideration that was funded with cash from operations. As part of that transaction, Stifel Bank, a wholly owned subsidiary of the Company, acquired approximately $600.0 million of bank loans, at fair value, from Barclays. The fair values for those loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

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

Sterne Agee Group, Inc.

On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities, and individual investors. The purchase was completed pursuant to the merger agreement dated February 23, 2015.

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

Prior to the closing date, Sterne Agee had established adequate reserves for various claims that were included in the opening balance sheet. During the third quarter of 2015, this matter was settled and paid, and the excess reserves associated with the Canyon Ridge matter were distributed to Sterne Agee Group, Inc. shareholders. Under the terms of the agreements governing the acquisition, we have withheld a portion of the purchase price of Sterne Agee Group, Inc. pending the resolution of currently existing or subsequently arising liabilities relating to the operation of the Sterne Agee Group Inc. business prior to the closing of the acquisition. Based upon currently available information and review with counsel, we believe the amounts which we are allowed to withhold will be adequate to fully indemnify us from any losses related to the pre-closing operations of Sterne Agee Group, Inc.

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

There were $3.5 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2015. There were $9.6 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2015, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were $1.3 million of transfers of financial assets into Level 3 during the year ended December 31, 2015. There were $6.3 million of transfers of financial assets out of Level 3 during the year ended December 31, 2015, primarily related to other investments for which market trades were observed that provided transparency into the valuation of these assets.

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

Borrowings

The carrying amount of borrowings approximates fair value due to the relative short-term nature of such borrowings, some of which are day-to-day. The portion of borrowings which are not “day-to-day” are primarily comprised of Stifel Bank’s borrowings from the FHLB, which by their nature, reflect terms that approximate current market rates for similar borrowings.

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

At December 31, 2015 and 2014, we had mortgage loans held for sale of $189.9 million and $121.9 million, respectively. For the years ended December 31, 2015, 2014, and 2013, we recognized gains of $12.7 million, $7.4 million and 11.3 million, respectively, from the sale of originated loans, net of fees and costs.

During the year ended December 31, 2015, the Bank reclassified $227.6 million of residential mortgages to held for sale. During the year ended December 31, 2015, Stifel Bank sold $184.4 million in unpaid principal balance. As these loans carried a significant portion of the unamortized loan discount at the time of sale, we recognized a $14.7 million gain, which is reflected in other income on the consolidated statements of operations. At December 31, 2015, $26.9 million remains in held for sale.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014, and 2013 (in thousands).

	Year Ended December 31, 2015
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$8,139	$—	$—	$24,748
Securities-based loans	1,099	508	—	—	1,607
Consumer	156	(58)	—	7	105
Residential real estate	787	544	(144)	54	1,241
Commercial real estate	232	(30)	—	62	264
Home equity lines of credit	267	15	—	8	290
Construction and land	—	78	—	—	78
Qualitative	1,581	(127)	—	—	1,454
	$20,731	$9,069	$(144)	$131	$29,787

	Year Ended December 31, 2014
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$9,832	$7,287	$(510)	$—	$16,609
Securities-based loans	893	211	(5)	—	1,099
Consumer	—	172	(16)	—	156
Residential real estate	408	373	—	6	787
Commercial real estate	198	(23)	—	57	232
Home equity lines of credit	174	93	—	—	267
Construction and land	12	(12)	—	—	—
Qualitative	1,151	430	—	—	1,581
	$12,668	$8,531	$(531)	$63	$20,731

	Year Ended December 31, 2013
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$5,450	$8,246	$(3,864)	$—	$9,832
Securities-based loans	638	255	—	—	893
Consumer	9	(2)	(7)	—	—
Residential real estate	408	474	(501)	27	408
Commercial real estate	691	(512)	—	19	198
Home equity lines of credit	195	(21)	—	—	174
Construction and land	13	(8)	—	7	12
Qualitative	741	410	—	—	1,151
	$8,145	$8,842	$(4,372)	$53	$12,668

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

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$16,609	$16,609	$—	$896,853	$896,853
Securities-based loans	—	1,099	1,099	—	732,799	732,799
Consumer	13	143	156	13	25,476	25,489
Residential real estate	87	700	787	377	432,269	432,646
Commercial real estate	23	209	232	23	15,879	15,902
Home equity lines of credit	149	118	267	323	12,622	12,945
Construction and land	—	—	—	—	—	—
Qualitative	—	1,581	1,581	—	—	—
	$272	$20,459	$20,731	$736	$2,115,898	$2,116,634

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience, and our evaluation of general economic conditions, as well as the requirements of the written agreement and other regulatory input. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

There are two components of the allowance for loan losses: the inherent allowance component and the specific allowance component.

The inherent allowance component of the allowance for loan losses is used to estimate the probable losses inherent in the loan portfolio and includes non-homogeneous loans that have not been identified as impaired and portfolios of smaller balance homogeneous loans. The Company maintains methodologies by loan product for calculating an allowance for loan losses that estimates the inherent losses in the loan portfolio. Qualitative and environmental factors, such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans, may also be considered in the calculations. The allowance for loan losses is maintained at a level reasonable to ensure that it can adequately absorb the estimated probable losses inherent in the portfolio.

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

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2015 and 2014, including the average recorded investment balance (in thousands):

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	944	—	15	15	15	23
Residential real estate	776	524	182	706	24	752
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	342	19	323	342	149	342
Construction and land	—	—	—	—	—	—
Total	$2,062	$543	$520	$1,063	$188	$1,117

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Consumer	13	—	13	13	13	15
Residential real estate	5,006	3,944	377	4,321	87	4,646
Commercial real estate	228	—	228	228	23	235
Home equity lines of credit	323	—	323	323	149	323
Construction and land	—	—	—	—	—	—
Total	$5,570	$3,944	$941	$4,885	$272	$5,219

The following table presents the aging of the recorded investment in past due loans at December 31, 2015 and 2014 by portfolio segment (in thousands):

	As of December 31, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,216,656	1,216,656
Securities-based loans	—	—	—	1,388,953	1,388,953
Consumer	7	7	14	36,832	36,846
Residential real estate	3,310	450	3,760	425,372	429,132
Commercial real estate	—	—	—	92,623	92,623
Home equity lines of credit	323	19	342	12,133	12,475
Construction and land	—	—	—	3,899	3,899
Total	$3,640	$476	$4,116	$3,176,468	$3,180,584

	As of December 31, 2015*
	Non-Accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	15	—	15
Residential real estate	380	326	706
Commercial real estate	—	—	—
Home equity lines of credit	342	—	342
Construction and land	—	—	—
Total	$737	$326	$1,063

*	There were no loans past due 90 days and still accruing interest at December 31, 2015.

	As of December 31, 2014
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$896,853	896,853
Securities-based loans	—	—	—	732,799	732,799
Consumer	28	14	42	25,447	25,489
Residential real estate	6,603	4,834	11,437	421,209	432,646
Commercial real estate	—	—	—	15,902	15,902
Home equity lines of credit	—	—	—	12,945	12,945
Construction and land	—	—	—	—	-
Total	$6,631	$4,848	$11,479	$2,105,155	$2,116,634

	As of December 31, 2014*
	Non-Accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	13	—	13
Residential real estate	4,321	—	4,321
Commercial real estate	228	—	228
Home equity lines of credit	323	—	323
Construction and land	—	—	—
Total	$4,885	$—	$4,885

*	There were no loans past due 90 days and still accruing interest at December 31, 2014.

Credit quality indicators

As of December 31, 2015, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed.

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

Doubtful. Inherent weakness in the exposure makes the collection or repayment in full, based on existing facts, conditions, and circumstances, highly improbable, and the amount of loss is uncertain.

Doubtful loans are considered impaired. Substandard loans are regularly reviewed for impairment. When a loan is impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Portfolio segments:

Commercial and industrial (C&I). C&I loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, and “event-driven." “Event-driven” loans support client merger, acquisition, or recapitalization activities. C&I lending is structured as revolving lines of credit, letter of credit facilities, term loans, and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, leverage, volatility of collateral value, debt cushion, and covenants.

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

Real Estate. Real estate loans include commercial real estate, residential real estate non-conforming loans, residential real estate conforming loans, and home equity lines of credit. The allowance methodology real estate loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index, delinquency status, credit limits, and utilization rates.

Construction and land. Short-term loans used to finance the development of a real estate project. Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,191,030	$11,320	$14,306	$—	$1,216,656
Securities-based loans	1,388,939	—	14	—	1,388,953
Consumer	36,846	—	—	—	36,846
Residential real estate	427,950	1,182	—	—	429,132
Commercial real estate	92,623	—	—	—	92,623
Home equity lines of credit	12,456	—	19	—	12,475
Construction and land	3,899	—	—	—	3,899
Total	$3,153,743	$12,502	$14,339	$—	$3,180,584

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$896,853	$—	$—	$—	896,853
Securities-based loans	732,799	—	—		732,799
Consumer	25,447	28	14	—	25,489
Residential real estate	421,209	6,603	4,834	—	432,646
Commercial real estate	15,902	—	—	—	15,902
Home equity lines of credit	12,945	—	—	—	12,945
Construction and land	—	—	—	—	—
Total	$2,105,155	$6,631	$4,848	$—	$2,116,634

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Furniture and equipment	$238,075	$194,421
Building and leasehold improvements	146,954	124,390
Property on operating leases	21,064	100
	406,093	318,911
Less accumulated depreciation and amortization	(224,127)	(194,665)
	$181,966	$124,246

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

The weighted-average remaining lives of the following intangible assets at December 31, 2015, are: customer relationships, 7.5 years;       trade name, 11.3 years; and non-compete agreements, 2.8 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2015, we expect amortization expense in future periods to be as follows (in thousands):

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

The Federal Home Loan advances as of December 31, 2015, are floating-rate advances. The weighted average interest rates during the year ended December 31, 2015, on these advances is 0.31%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

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
$520,659

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $93.6 million, $78.6 million, and $74.2 million, respectively, net of sublease income.

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

EDC Bond Issuance Matter

We have been named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) and by the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribe”) in which, among other things, Saybrook seeks repayment from the Tribe for the proceeds from a $50 million 2008 bond offering (“the bonds’) and in which the Tribe seeks to avoid repayment, as well as other claims against us and others. We were the initial purchaser of the bonds, which were immediately sold to LDF.  The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud, and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. Saybrook seeks rescissionary relief as well as restitutionary damages, including the amounts paid for the bonds, plus costs. The claims are set for trial commencing on October 11, 2016. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

Our Company, Stifel, and Stone & Youngberg, LLC (“Stone & Youngberg”) are named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in the formation of the Collybus CDO manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds, as well as in connection with other transactions in the CA funds with CA. The original Complaint named Cantor, CA, and CA’s CEO, Walter Morales.  The CA funds filed a Chapter 11 bankruptcy petition, which stayed the original lawsuit until the reorganization plan was entered by the court in the fall of 2013. Shortly thereafter, the CA funds filed their first Amended Complaint, which has been amended several times since then. The claims are set for trial commencing on November 28, 2016.  While there can be no assurance that we will be successful, we intend to vigorously defend the claims. We have established reserves supported by purchase price consideration the Company has withheld pursuant to the terms of the acquisition of Stone & Youngberg in 2011, which at this time, we believe are adequate.

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

NOTE 22 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance award, stock units, and debentures to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a one- to eight-year vesting period.

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

At December 31, 2015, all outstanding options were exercisable. The total intrinsic value of options exercised during the year ended December 31, 2015, was not material, The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was  $1.6 million and $2.8 million, respectively. Cash proceeds from the exercise of stock options were not material for the year ended December 31, 2015. Cash proceeds were $0.3 million and $3.6 million, for the years ended December 31, 2014 and 2013, respectively. Tax benefits realized from the exercise of stock options for the years ended December 31, 2015, 2014, and 2013 were $0.6 million, $0.5 million, and $1.1 million, respectively.

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

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 4% of their gross commissions. They have the option to: 1) defer 5% of their gross commissions into company stock units and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $15.5 million and $18.1 million at December 31, 2015 and 2014, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2015 and 2014, the deferred compensation liability related to the mutual fund option of $12.4 million and $15.7 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Employee Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the Plan. We may match certain employee contributions or make additional contributions to the Plan at our discretion. Our contributions to the Profit Sharing Plan were $7.7 million, $4.9 million, and $6.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

During the year ended December 31, 2014, we issued 2.6 million shares. During the year ended December 31, 2013, we issued 8.8 million shares, which included the reissuance of 0.5 million shares from treasury.

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

NOTE 30 – Correction of Immaterial Misstatement

Subsequent to the issuance of the Company’s 2015 consolidated financial statements, the Company identified a clerical error in the consolidated statement of cash flows for the year ended December 31, 2015. The clerical error resulted in a $52.7 million understatement in increase in other assets and a $52.7 million overstatement of net cash used in operating activities. Management determined that the effect of this clerical error was immaterial and adjusted its consolidated statement of cash flows to correct the amounts for the year ended December 31, 2015. Management also made immaterial adjustments to Note 3 and Note 9.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material on the financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 1, 2016, except for Note 30, as to which the date is May 31, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2016, except for internal control over financial reporting related to Note 30 of the December 31, 2015 consolidated financial statements as to which the date is May 31, 2016

ITEM 9B.  OTHER INFORMATION

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

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	18,555,681	$40.20	7,426,266
Equity compensation plans not approved by the shareholders	—	—	—
	18,555,681	$40.20	7,426,266

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

3.2	Amended and Restated By-Laws of Stifel Financial Corp., effective August 7, 2012, incorporated by reference to Exhibit 3.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed August 10, 2012.

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

Form of Deferred Award Agreement for Restricted Stock Units pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

9(g)

Form of Award Agreement for Restricted Stock Units and/or Debentures pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(g) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10

Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *

11

Stifel Financial Corp. 2010 Executive Incentive Plan, incorporated herein by reference to Appendix A to Stifel Financial Corp.’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010. *

12(a)

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

Second Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 12(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016.*

11	Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21

List of Subsidiaries of Stifel Financial Corp., incorporated herein by reference to Exhibit 21 to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1.	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of James M. Zemlyak pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2.	Certification of James M. Zemlyak pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2016.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2016.

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