Form 10-Q
period 2016-06-30
STIFEL FINANCIAL CORP
filed 2016-08-08
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on August 1, 2016, was 66,209,775.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2016	December 31, 2015
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$364,101	$811,019
Cash segregated for regulatory purposes	60,132	227,727
Receivables:
Brokerage clients, net	1,387,716	1,599,218
Brokers, dealers, and clearing organizations	533,264	601,831
Securities purchased under agreements to resell	293,766	160,423
Financial instruments owned, at fair value	1,086,446	749,443
Available-for-sale securities, at fair value	2,466,706	1,629,907
Held-to-maturity securities, at amortized cost	2,119,888	1,855,399
Loans held for sale, at lower of cost or market	250,725	189,921
Bank loans, net	4,170,858	3,143,515
Investments, at fair value	156,198	181,017
Fixed assets, net	176,439	181,966
Goodwill	975,921	915,602
Intangible assets, net	95,188	63,177
Assets held for sale	148,606	-
Loans and advances to financial advisors and other employees, net	414,573	401,293
Deferred tax assets, net	229,383	285,127
Other assets	455,692	329,466
Total Assets	$15,385,602	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	June 30, 2016	December 31, 2015
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$898,193	$1,000,422
Brokers, dealers, and clearing organizations	440,939	438,031
Drafts	56,914	183,857
Securities sold under agreements to repurchase	317,002	278,674
Bank deposits	7,881,219	6,638,356
Financial instruments sold, but not yet purchased, at fair value	615,662	521,744
Accrued compensation	176,913	363,791
Accounts payable and accrued expenses	362,628	349,040
Liabilities related to assets held for sale	136,825	—
Federal Home Loan Bank advances	865,000	148,000
Borrowings	335,157	89,084
Senior notes	740,785	740,136
Debentures to Stifel Financial Capital Trusts	67,500	82,500
Total liabilities	12,894,737	10,833,635
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,507,842 and 69,507,842 shares, respectively	10,426	10,426
Additional paid-in-capital	1,805,258	1,820,772
Retained earnings	819,929	805,685
Accumulated other comprehensive loss	(43,489)	(39,533)
	2,592,124	2,597,350
Treasury stock, at cost, 2,927,455 and 2,483,071 shares, respectively	(101,259)	(104,934)
Total Shareholders’ Equity	2,490,865	2,492,416
Total Liabilities and Shareholders’ Equity	$15,385,602	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Commissions	$182,104	$183,771	$380,034	$364,073
Principal transactions	126,426	85,542	247,374	186,275
Investment banking	133,125	161,007	233,783	285,568
Asset management and service fees	144,567	119,936	289,099	233,805
Interest	65,780	43,852	128,607	86,588
Other income	17,405	13,741	24,595	25,541
Total revenues	669,407	607,849	1,303,492	1,181,850
Interest expense	17,262	10,098	31,373	23,117
Net revenues	652,145	597,751	1,272,119	1,158,733
Non-interest expenses:
Compensation and benefits	460,023	409,998	871,136	765,691
Occupancy and equipment rental	58,746	48,346	116,002	92,516
Communications and office supplies	37,426	31,114	74,086	60,348
Commissions and floor brokerage	12,145	9,124	23,876	19,193
Other operating expenses	68,012	61,098	127,313	112,848
Total non-interest expenses	636,352	559,680	1,212,413	1,050,596
Income from operations before income tax expense	15,793	38,071	59,706	108,137
Provision for income taxes	6,022	17,183	22,880	44,152
Net income	$9,771	$20,888	$36,826	$63,985

Earnings per common share:
Basic	$0.15	$0.31	$0.55	$0.94
Diluted	$0.13	$0.27	$0.48	$0.82
Weighted-average number of common shares outstanding:
Basic	66,792	68,370	67,186	68,189
Diluted	75,982	77,856	76,084	77,624

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$9,771	$20,888	$36,826	$63,985
Other comprehensive income/(loss), net of tax: [1]
Changes in unrealized gains/(losses) on available-for-sale securities [2]	11,449	(3,349)	10,421	3,597
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	800	1,545	1,309	2,276
Changes in unrealized gains/(losses) on cash flow hedging instruments [3]	(3,427)	713	(8,407)	487
Foreign currency translation adjustment	(5,093)	5,293	(7,279)	1,315
Total other comprehensive income/(loss), net of tax	3,729	4,202	(3,956)	7,675
Comprehensive income	$13,500	$25,090	$32,870	$71,660

(1)

Net of tax expense of $2.3 million $2.6 million for the three months ended June 30, 2016 and 2015, respectively. Net of tax benefit of $2.5 million and tax expense of $4.8 million for the six months ended June 30, 2016 and 2015, respectively.

(2)

There were no reclassifications to earnings during the three and six months ended June 30, 2016. Amounts are net of reclassifications to earnings of realized gains of $1.9 million and $1.9 million for the three and six months ended June 30, 2015, respectively.

(3)

Amounts are net of reclassifications to earnings of losses of $1.5 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively. Amounts are net of reclassifications to earnings of losses of $2.9 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$36,826	$63,985
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,604	14,899
Amortization of loans and advances to financial advisors and other employees	33,079	28,692
Amortization of premium on investment portfolio	4,655	2,222
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	6,579	4,393
Amortization of intangible assets	8,008	3,673
Deferred income taxes	54,651	16,797
Excess tax benefits/(tax deficit) from stock-based compensation	5,197	(12,454)
Stock-based compensation	94,349	81,160
(Gains)/losses on sale of investments	3,911	(4,941)
Gain on extinguishment of Stifel Financial Capital Trust	(5,607)	—
Other, net	864	(7,012)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	167,593	49,496
Receivables:
Brokerage clients	133,799	(160,766)
Brokers, dealers, and clearing organizations	12,396	(150,642)
Securities purchased under agreements to resell	(133,343)	(187,866)
Financial instruments owned, including those pledged	(337,032)	(100,353)
Loans originated as held for sale	(1,093,740)	(969,064)
Proceeds from mortgages held for sale	1,041,457	904,798
Loans and advances to financial advisors and other employees	(47,760)	(48,472)
Other assets	(149,190)	(27,769)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(36,181)	128,338
Brokers, dealers, and clearing organizations	4,439	57,487
Drafts	(115,039)	(15,619)
Financial instruments sold, but not yet purchased	93,941	(20,539)
Other liabilities and accrued expenses	(237,486)	(222,792)
Net cash used in operating activities	$(432,030)	$(572,349)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$104,660	$728,809
Calls and principal paydowns of held-to-maturity securities	93,686	52,903
Sale or maturity of investments	26,150	50,912
Increase in bank loans, net	(1,032,497)	(356,580)
Payments for:
Purchase of available-for-sale securities	(927,687)	(199)
Purchase of held-to-maturity securities	(359,337)	—
Purchase of investments	(5,242)	(30,283)
Purchase of fixed assets	(14,159)	(32,309)
Acquisitions, net of cash acquired	(71,924)	18,456
Net cash provided by/(used in) investing activities	(2,186,350)	431,709
Cash Flows From Financing Activities:
Proceeds from borrowings	246,073	327,568
Proceeds from Federal Home Loan Bank advances	717,000	—
Increase in securities sold under agreements to repurchase	38,328	303,170
Increase/(decrease) in bank deposits, net	1,242,863	(476,144)
Increase in securities loaned	44,008	99,446
Excess tax benefits/(tax deficit) from stock-based compensation	(5,197)	12,454
Issuance of common stock for stock option exercises	175	245
Repurchase of common stock	(95,116)	—
Extinguishment of Stifel Financial Capital Trust	(9,393)	—
Repayment of senior notes	—	(175,000)
Net cash provided by financing activities	2,178,741	91,739
Effect of exchange rate changes on cash	(7,279)	1,056
Decrease in cash and cash equivalents	(446,918)	(47,845)
Cash and cash equivalents at beginning of period	811,019	689,782
Cash and cash equivalents at end of period	$364,101	$641,937
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$21,211	$31,951
Cash paid for interest	30,256	20,073
Noncash financing activities:
Unit grants, net of forfeitures	131,736	105,448
Issuance of common stock for acquisitions	11,427	80,981
Shares surrendered into treasury	—	223

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

On May 5, 2016, the Company completed the acquisition of ISM Capital LLP (“ISM”), an independent investment bank focused on international debt capital markets. The acquisition of ISM adds to the Company’s debt capital markets origination, sales and research capabilities in Europe, including an end-to-end platform for convertible securities and other equity-linked debt instruments. The acquisition was funded with cash from operations.

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

NOTE 2 – Recently Issued Accounting Guidance

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance requires that credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The guidance is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our Company), including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) that requires an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for our company). We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” that requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company). Early adoption is permitted. We are currently evaluating the transition method that will be elected and the effect that the new guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") that supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2016 and December 31, 2015, included (in thousands):

	June 30, 2016	December 31, 2015
Deposits paid for securities borrowed	$379,244	$318,105
Receivables from clearing organizations	78,635	260,077
Securities failed to deliver	75,385	23,649
	$533,264	$601,831

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2016 and December 31, 2015, included (in thousands):

	June 30, 2016	December 31, 2015
Deposits received from securities loaned	$357,207	$329,670
Securities failed to receive	35,718	16,353
Payable to clearing organizations	48,014	92,008
	$440,939	$438,031

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	June 30, 2016
	Fair value of investments	Unfunded commitments
Private company investments	$28,639	$10,561
Partnership interests	20,962	1,822
Mutual funds	12,857	—
Private equity funds	12,109	9,337
Money market funds	9,822	—
Total	$84,389	$21,720

	December 31, 2015
	Fair value of investments	Unfunded commitments
Private company investments	$34,385	$14,178
Partnership interests	22,502	2,018
Mutual funds	20,399	—
Private equity funds	12,970	9,352
Money market funds	77,097	—
Total	$167,353	$25,548

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, are presented below (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$11,258	$11,258	$—	$—
U.S. government agency securities	210,849	1,008	209,841	—
Mortgage-backed securities:
Agency	209,021	—	209,021	—
Non-agency	28,954	—	27,719	1,235
Corporate securities:
Fixed income securities	278,643	22,986	255,365	292
Equity securities	125,446	124,827	—	619
State and municipal securities	222,275	—	222,275	—
Total financial instruments owned	1,086,446	160,079	924,221	2,146
Available-for-sale securities:
U.S. government agency securities	2,688	101	2,587	—
State and municipal securities	74,712	—	74,712	—
Mortgage-backed securities:
Agency	395,271	—	395,271	—
Commercial	2,787	—	2,787	—
Non-agency	2,188	—	2,188	—
Corporate fixed income securities	652,093	—	652,093	—
Asset-backed securities	1,336,967	—	1,336,967	—
Total available-for-sale securities	2,466,706	101	2,466,605	—
Investments:
Corporate equity securities	27,898	22,041	1,328	4,529
Auction rate securities:
Equity securities	50,750	—	—	50,750
Municipal securities	1,355	—	—	1,355
Other [1]	1,628	—	388	1,240
Investments in funds measured at NAV	74,567
Total investments	156,198	22,041	1,716	57,874
Cash equivalents measured at NAV	9,822
	$3,719,172	$182,221	$3,392,542	$60,020

[1]	Includes certain private company and other investments.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$271,337	$271,337	$—	$—
Agency mortgage-backed securities	75,289	—	75,289	—
Corporate securities:
Fixed income securities	210,586	2,901	207,685	—
Equity securities	58,429	58,429	—	—
State and municipal securities	21	—	21	—
Total financial instruments sold, but not yet purchased	615,662	332,667	282,995	—
Derivative contracts [2]	17,707	—	17,707	—
	$633,369	$332,667	$300,702	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, are presented below (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$45,167	$45,167	$—	$—
U.S. government agency securities	116,949	—	116,949	—
Mortgage-backed securities:
Agency	205,473	—	205,473	—
Non-agency	33,319	—	31,843	1,476
Corporate securities:
Fixed income securities	203,910	13,203	190,707	—
Equity securities	31,642	29,388	1,635	619
State and municipal securities	112,983	—	112,983	—
Total financial instruments owned	749,443	87,758	659,590	2,095
Available-for-sale securities:
U.S. government agency securities	1,698	—	1,698	—
State and municipal securities	74,167	—	74,167	—
Mortgage-backed securities:
Agency	304,893	—	304,893	—
Commercial	11,310	—	11,310	—
Non-agency	2,518	—	2,518	—
Corporate fixed income securities	319,408	—	319,408	—
Asset-backed securities	915,913	—	915,913	—
Total available-for-sale securities	1,629,907	—	1,629,907	—
Investments:
Corporate equity securities	30,737	26,436	1,359	2,942
U.S. government securities	102	102	—	—
Auction rate securities:
Equity securities	55,710	—	5,268	50,442
Municipal securities	1,315	—	—	1,315
Other [1]	2,897	4	2,873	20
Investments measured at NAV	90,256
Total investments	181,017	26,542	9,500	54,719
Cash equivalents measured at NAV	77,097
	$2,637,464	$114,300	$2,298,997	$56,814

[1]	Includes certain private company and other investments.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$186,030	$186,030	$—	$—
Agency mortgage-backed securities	50,830	—	50,830	—
Corporate securities:
Fixed income securities	255,700	3,601	252,099	—
Equity securities	29,184	22,894	6,290	—
Total financial instruments sold, but not yet purchased	521,744	212,525	309,219	—
Derivative contracts [2]	3,591	—	3,591	—
	$525,335	$212,525	$312,810	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at March 31, 2016	$1,433	—	$619	$2,979	$50,864	$1,351	$775
Unrealized gains/(losses):
Included in changes in net assets [2]	(18)	—	—	1,550	361	4	—
Included in OCI [3]	—	—	—	—	—	—	—
Realized gains [2]	2	—	—	—	—	—	—
Purchases	—	292	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	(182)	—	—	—	(475)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	465
Out of Level 3	—	—	—	—	—	—	—
Net change	(198)	292	—	1,550	(114)	4	465
Balance at June 30, 2016	$1,235	$292	$619	$4,529	$50,750	$1,355	$1,240
[1]	Includes private company and other investments.
[2]	Realized and unrealized gains related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2016 (in thousands):

	Six Months Ended June 30, 2016
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2015	$1,476	—	$619	$2,942	$50,442	$1,315	$20
Unrealized gains/(losses):
Included in changes in net assets [2]	(18)	—	—	1,587	783	40	—
Included in OCI [3]	—	—	—	—	—	—	—
Realized gains [2]	9	—	—	—	—	—	—
Purchases	—	292	—	—	—	—	755
Sales	—	—	—	—	—	—	—
Redemptions	(232)	—	—	—	(475)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	465
Out of Level 3	—	—	—	—	—	—	—
Net change	(241)	292	—	1,587	308	40	1,220
Balance at June 30, 2016	$1,235	$292	$619	$4,529	$50,750	$1,355	$1,240

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the six months ended June 30, 2016 were principally a result of purchases of partnership interests. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2016, relating to Level 3 assets still held at June 30, 2016, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of June 30, 2016.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.7 - 11.7%	5.8%
		Workout period	1 - 3 years	2.5 years
Municipal securities	Discounted cash flow	Discount rate	0.0 - 10.3%	4.9%
		Workout period	1 - 4 years	2.1 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. The transfers of financial assets from Level 2 to Level 1 during the three months ended June 30, 2016 were immaterial. There were $1.2 million of transfers of financial assets from Level 2 to Level 1 during the six months ended June 30, 2016  primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $2.2 million and $2.5 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2016, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were $0.5 million of transfers into Level 3 during the three months ended June 30, 2016.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2016 and December 31, 2015, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$364,101	$364,101	$811,019	$811,019
Cash segregated for regulatory purposes	60,132	60,132	227,727	227,727
Securities purchased under agreements to resell	293,766	293,766	160,423	160,423
Financial instruments owned	1,086,446	1,086,446	749,443	749,443
Available-for-sale securities	2,466,706	2,466,706	1,629,907	1,629,907
Held-to-maturity securities	2,119,888	2,178,218	1,855,399	1,874,998
Loans held for sale	250,725	250,725	189,921	189,921
Bank loans	4,170,858	4,213,242	3,143,515	3,188,402
Investments	156,198	156,198	181,017	181,017
Financial liabilities:
Securities sold under agreements to repurchase	$317,002	$317,002	$278,674	$278,674
Bank deposits	7,881,219	7,738,148	6,638,356	6,627,818
Financial instruments sold, but not yet purchased	615,662	615,662	521,744	521,744
Derivative contracts [1]	17,707	17,707	3,591	3,591
Borrowings	335,157	335,157	89,084	89,084
Federal Home Loan Bank advances	865,000	865,000	148,000	148,000
Senior notes	740,785	760,527	740,136	745,999
Debentures to Stifel Financial Capital Trusts	67,500	51,541	82,500	72,371

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$354,279	$354,279	$—	$—
Cash segregated for regulatory purposes	60,132	60,132	—	—
Securities purchased under agreements to resell	293,766	293,766	—	—
Held-to-maturity securities	2,178,218	—	1,615,409	562,809
Loans held for sale	250,725	—	250,725	—
Bank loans	4,213,242	—	4,213,242	—
Financial liabilities:
Securities sold under agreements to repurchase	$317,002	$317,002	$—	$—
Bank deposits	7,738,148	—	7,738,148	—
Borrowings	335,157	—	335,157	—
Federal Home Loan Bank advances	865,000	865,000
Senior notes	760,527	760,527	—	—
Debentures to Stifel Financial Capital Trusts	51,541	—	—	51,541

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$733,922	$733,922	$—	$—
Cash segregated for regulatory purposes	227,727	227,727	—	—
Securities purchased under agreements to resell	160,423	160,423	-	—
Held-to-maturity securities	1,874,998	—	1,317,582	557,416
Loans held for sale	189,921	—	189,921	—
Bank loans	3,188,402	—	3,188,402	—
Financial liabilities:
Securities sold under agreements to repurchase	$278,674	$278,674	$—	$—
Bank deposits	6,627,818	—	6,627,818	—
Borrowings	89,084	—	89,084	—
Federal Home Loan Bank advances	148,000	148,000	—	—
Senior notes	736,135	736,135	—	—
Debentures to Stifel Financial Capital Trusts	72,371	—	—	72,371

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2016 and December 31, 2015.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2016 and December 31, 2015 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2016 and December 31, 2015 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Financial instruments owned:
U.S. government securities	$11,258	$45,167
U.S. government agency securities	210,849	116,949
Mortgage-backed securities:
Agency	209,021	205,473
Non-agency	28,954	33,319
Corporate securities:
Fixed income securities	278,643	203,910
Equity securities	125,446	31,642
State and municipal securities	222,275	112,983
	$1,086,446	$749,443
Financial instruments sold, but not yet purchased:
U.S. government securities	$271,337	$186,030
Agency mortgage-backed securities	75,289	50,830
Corporate securities:
Fixed income securities	210,586	255,700
Equity securities	58,429	29,184
State and municipal securities	21	—
	$615,662	$521,744

At June 30, 2016 and December 31, 2015, financial instruments owned in the amount of $935.8 million and $508.5 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$2,679	$10	$(1)	$2,688
State and municipal securities	75,672	188	(1,148)	74,712
Mortgage-backed securities:
Agency	395,871	1,218	(1,818)	395,271
Commercial	2,707	80	—	2,787
Non-agency	2,352	1	(165)	2,188
Corporate fixed income securities	641,437	10,664	(8)	652,093
Asset-backed securities	1,340,316	3,762	(7,111)	1,336,967
	$2,461,034	$15,923	$(10,251)	$2,466,706
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,522,210	$50,749	$(8)	$1,572,951
Commercial	59,551	4,314	—	63,865
Non-agency	773	—	(15)	758
Asset-backed securities	497,242	5,382	(2,246)	500,378
Corporate fixed income securities	40,112	154	—	40,266
	$2,119,888	$60,599	$(2,269)	$2,178,218

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,700	$1	$(3)	$1,698
State and municipal securities	75,953	28	(1,814)	74,167
Mortgage-backed securities:
Agency	306,309	125	(1,541)	304,893
Commercial	11,177	134	(1)	11,310
Non-agency	2,679	2	(163)	2,518
Corporate fixed income securities	321,017	743	(2,352)	319,408
Asset-backed securities	922,563	774	(7,424)	915,913
	$1,641,398	$1,807	$(13,298)	$1,629,907
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,257,808	$23,346	$(3,105)	$1,278,049
Commercial	59,521	1,832	—	61,353
Non-agency	929	—	(15)	914
Asset-backed securities	496,996	2,076	(4,139)	494,933
Corporate fixed income securities	40,145	—	(396)	39,749
	$1,855,399	$27,254	$(7,655)	$1,874,998

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
[2]

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

During the three and six months ended June 30, 2016, there were no sales of available-for-sale securities. For the three and six months ended June 30, 2015, we received proceeds of $552.6 million, respectively, from the sale of available-for-sale securities, which resulted in net realized gains of $3.1 million, respectively.

During the three months ended June 30, 2016, unrealized gains, net of deferred taxes, of $11.4 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the three months ended June 30, 2015, unrealized losses, net of deferred taxes, of $3.3 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

During the six months ended June 30, 2016, unrealized gains, net of deferred taxes, of $10.4 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the six months ended June 30, 2015, unrealized gains, net of deferred taxes, of $3.6 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$1,081	$1,081	$—	$—
After one year through three years	271,590	274,003	40,111	40,265
After three years through five years	327,468	334,561	—	—
After five years through ten years	361,739	359,105	—	—
After ten years	1,098,226	1,097,710	497,243	500,379
Mortgage-backed securities
After one year through three years	38	38	—	—
After five years through ten years	523	553	251,937	258,896
After ten years	400,369	399,655	1,330,597	1,378,678
	$2,461,034	$2,466,706	$2,119,888	$2,178,218

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2016, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: [1]
U.S. government agency securities	$1,081	$1,607	$—	$—	$2,688
State and municipal securities	—	—	17,362	57,350	74,712
Mortgage-backed securities:
Agency	—	—	553	394,718	395,271
Commercial	—	—	—	2,787	2,787
Non-agency	38	—	—	2,150	2,188
Corporate fixed income securities	—	606,956	45,137	—	652,093
Asset-backed securities	—	—	296,607	1,040,360	1,336,967
	$1,119	$608,563	$359,659	$1,497,365	$2,466,706
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$192,386	$1,329,824	$1,522,210
Commercial	—	—	59,551	—	59,551
Non-agency	—	—	—	773	773
Asset-backed securities	—	—	—	497,242	497,242
Corporate fixed income securities	—	40,112	—	—	40,112
	$—	$40,112	$251,937	$1,827,839	$2,119,888

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2016 and December 31, 2015, securities and loans of $2.6 billion and $1.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2016 and December 31, 2015, securities of $1.5 billion and $1.1 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(1)	$226	$—	$—	$(1)	$226
State and municipal securities	—	—	(1,148)	62,491	(1,148)	62,491
Mortgage-backed securities:
Agency	(1,734)	212,562	(84)	8,185	(1,818)	220,747
Commercial	—	—	—	—	—	—
Non-agency	—	—	(165)	2,081	(165)	2,081
Corporate fixed income securities	(8)	1,493	—	—	(8)	1,493
Asset-backed securities	(4,896)	452,928	(2,215)	64,717	(7,111)	517,645
	$(6,639)	$667,209	$(3,612)	$137,474	$(10,251)	$804,683
Held-to-maturity securities
Mortgage-backed securities:
Agency	$—	$—	$(8)	$1,789	$(8)	$1,789
Non-agency	—	—	(15)	758	(15)	758
Asset-backed securities	(1,074)	111,822	(1,172)	65,903	(2,246)	177,725
Corporate fixed income securities	—	—	—	—	—	—
	$(1,074)	$111,822	$(1,195)	$68,450	$(2,269)	$180,272

At June 30, 2016, the amortized cost of 64 securities classified as available for sale exceeded their fair value by $10.3 million, of which $3.6 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2016, was $804.7 million, which was 32.6% of our available-for-sale portfolio.

At June 30, 2016, the carrying value of 19 securities held to maturity exceeded their fair value by $2.3 million, of which $1.2 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and six months ended June 30, 2016 and 2015.

We believe the gross unrealized losses of $12.5 million related to our investment portfolio, as of June 30, 2016, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 – Bank Loans

Our loan portfolio consists primarily of the following segments:

Securities-based loans. Securities-based loans allow clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through Stifel’s Pledged Asset ("SPA") program. The allowance methodology for securities-based lending considers the collateral type underlying the loan, including the liquidity and trading volume of the collateral, position concentration and other borrower specific factors such as personal guarantees.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2016 and December 31, 2015 (in thousands, except percentages):

	June 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
Securities-based loans	$1,418,986	33.7%	$1,388,953	43.7%
Commercial and industrial	1,424,671	33.8	1,216,656	38.2
Residential real estate	1,228,234	29.1	429,132	13.5
Commercial real estate	83,628	2.0	92,623	2.9
Consumer	36,626	0.9	36,846	1.2
Home equity lines of credit	14,156	0.3	12,475	0.4
Construction and land	7,762	0.2	3,899	0.1
Gross bank loans	4,214,063	100.0%	3,180,584	100.0%
Unamortized loan premium/(discount), net	26		(5,296)
Unamortized loan fees, net of loan fees	(2,599)		(1,567)
Loans in process	(4,766)		(419)
Allowance for loan losses	(35,866)		(29,787)
Bank loans, net	$4,170,858		$3,143,515

At June 30, 2016 and December 31, 2015, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $2.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $8.6 million and $7.2 million, respectively.

At June 30, 2016 and December 31, 2015, we had mortgage loans held for sale of $250.7 million and $189.9 million, respectively. For the three months ended June 30, 2016 and 2015, we recognized gains of $4.1 million and $3.5 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2016 and 2015, we recognized gains of $6.9 million and $6.1 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 (in thousands).

	Three Months Ended June 30, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$27,700	$2,116	$—	$—	$29,816
Securities-based loans	1,605	126	—	—	1,731
Consumer	84	23	—	—	107
Residential real estate	1,330	210	(13)	2	1,529
Commercial real estate	1,289	(780)	—	3	512
Home equity lines of credit	267	16	—	—	283
Construction and land	118	26	—	—	144
Qualitative	1,657	87	—	—	1,744
	$34,050	$1,824	$(13)	$5	$35,866

	Six Months Ended June 30, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$24,748	$5,068	$—	$—	$29,816
Securities-based loans	1,607	124	—	—	1,731
Consumer	105	2	—	—	107
Residential real estate	1,241	298	(13)	3	1,529
Commercial real estate	264	241	—	7	512
Home equity lines of credit	290	(7)	—	—	283
Construction and land	78	66	—	—	144
Qualitative	1,454	290	—	—	1,744
	$29,787	$6,082	$(13)	$10	$35,866

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2016 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$2,538	$27,278	$29,816	$25,381	$1,399,290	$1,424,671
Securities-based loans	—	1,731	1,731	—	1,418,986	1,418,986
Consumer	17	90	107	17	36,609	36,626
Residential real estate	24	1,505	1,529	511	1,227,723	1,228,234
Commercial real estate	—	512	512	8,828	74,800	83,628
Home equity lines of credit	149	134	283	323	13,833	14,156
Construction and land	—	144	144	—	7,762	7,762
Qualitative	—	1,744	1,744	—	—	—
	$2,728	$33,138	$35,866	$35,060	$4,179,003	$4,214,063

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 (in thousands).

	Three Months Ended June 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$18,104	$1,193	$—	$—	$19,297
Securities-based loans	1,288	157	—	—	1,445
Consumer	104	19	—	—	123
Residential real estate	857	114	(69)	2	904
Commercial real estate	305	(26)	—	7	286
Home equity lines of credit	269	(4)	—	—	265
Construction and land	—	—	—	—	—
Qualitative	1,640	(37)	—	—	1,603
	$22,567	$1,416	$(69)	$9	$23,923

	Six Months Ended June 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$2,688	$—	$—	$19,297
Securities-based loans	1,099	346	—	—	1,445
Consumer	156	(33)	—	—	123
Residential real estate	787	229	(116)	4	904
Commercial real estate	232	12	—	42	286
Home equity lines of credit	267	(2)	—	—	265
Construction and land	—	—	—	—	—
Qualitative	1,581	22	—	—	1,603
	$20,731	$3,262	$(116)	$46	$23,923

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2015 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$21	$19,276	$19,297	$—	$1,010,810	$1,010,810
Securities-based loans	—	1,445	1,445	—	963,090	963,090
Consumer	19	104	123	20	20,249	20,269
Residential real estate	40	864	904	5,283	443,711	448,994
Commercial real estate	—	286	286	219	19,834	20,053
Home equity lines of credit	149	116	265	323	12,276	12,599
Construction and land	—	—	—	—	—	—
Qualitative	—	1,603	1,603	—	—	—
	$229	$23,694	$23,923	$5,845	$2,469,970	$2,475,815

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At June 30, 2016, we had $35.1 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings, for which there was a specific allowance of $2.7 million. At December 31, 2015, we had $1.1 million of impaired loans, net of discounts, which included $0.3 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2016 and 2015, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2016 and December 31, 2015, including the average recorded investment balance (in thousands):

	June 30, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$25,381	$—	$25,381	$25,381	$2,538	$25,239
Securities-based loans	—	—	—	—	—	—
Consumer	824	—	17	17	17	18
Residential real estate	419	331	180	511	24	564
Commercial real estate	8,828	8,828	—	8,828	—	7,357
Home equity lines of credit	323	—	323	323	149	323
Construction and land	—	—	—	—	—	—
Total	$35,775	$9,159	$25,901	$35,060	$2,728	$33,501

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Securities-based loans	—	—	—	—	—	—
Consumer	944	—	15	15	15	23
Residential real estate	776	524	182	706	24	752
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	342	19	323	342	149	342
Construction and land	—	—	—	—	—	—
Total	$2,062	$543	$520	$1,063	$188	$1,117

The following table presents the aging of the recorded investment in past due loans at June 30, 2016 and December 31, 2015 by portfolio segment (in thousands):

	As of June 30, 2016
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,424,671	$1,424,671
Securities-based loans	—	—	—	1,418,986	1,418,986
Consumer	3	10	13	36,613	36,626
Residential real estate	921	238	1,159	1,227,075	1,228,234
Commercial real estate	—	8,828	8,828	74,800	83,628
Home equity lines of credit	82	—	82	14,074	14,156
Construction and land	—	—	—	7,762	7,762
Total	$1,006	$9,076	$10,082	$4,203,981	$4,214,063

	As of June 30, 2016 *
	Non-Accrual	Restructured	Total
Commercial and industrial	$25,381	$—	$25,381
Securities-based loans	—	—	—
Consumer	17	—	17
Residential real estate	370	141	511
Commercial real estate	8,828	—	8,828
Home equity lines of credit	323	—	323
Construction and land	—	—	—
Total	$34,919	$141	$35,060

*	There were no loans past due 90 days and still accruing interest at June 30, 2016.

	As of December 31, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,216,656	$1,216,656
Securities-based loans	—	—	—	1,388,953	1,388,953
Consumer	7	7	14	36,832	36,846
Residential real estate	3,310	450	3,760	425,372	429,132
Commercial real estate	—	—	—	92,623	92,623
Home equity lines of credit	323	19	342	12,133	12,475
Construction and land	—	—	—	3,899	3,899
Total	$3,640	$476	$4,116	$3,176,468	$3,180,584

	As of December 31, 2015*
	Non-Accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Securities-based loans	—	—	—
Consumer	15	—	15
Residential real estate	380	326	706
Commercial real estate	—	—	—
Home equity lines of credit	342	—	342
Construction and land	—	—	—
Total	$737	$326	$1,063

*	There were no loans past due 90 days and still accruing interest at December 31, 2015.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2016 and December 31, 2015, 97.2 % and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Doubtful loans are considered impaired. Substandard loans are regularly reviewed for impairment. When a loan is impaired the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,379,608	$12,346	$32,717	$—	$1,424,671
Securities-based loans	1,418,986	—	—	—	1,418,986
Consumer	36,606	3	17	—	36,626
Residential real estate	1,227,741	74	419	—	1,228,234
Commercial real estate	74,800	—	8,828	—	83,628
Home equity lines of credit	13,833	—	323	—	14,156
Construction and land	7,762	—	—	—	7,762
Total	$4,159,336	$12,423	$42,304	$—	$4,214,063

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,191,030	$11,320	$14,306	$—	$1,216,656
Securities-based loans	1,388,939	—	14	—	1,388,953
Consumer	36,846	—	—	—	36,846
Residential real estate	427,950	1,182	—	—	429,132
Commercial real estate	92,623	—	—	—	92,623
Home equity lines of credit	12,456	—	19	—	12,475
Construction and land	3,899	—	—	—	3,899
Total	$3,153,743	$12,502	$14,339	$—	$3,180,584

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2015	Adjustments	Impairment Losses	June 30, 2016
Goodwill
Global Wealth Management	$269,384	$(24,605)	$—	$244,779
Institutional Group	646,218	87,524	(2,600)	731,142
	$915,602	$62,919	$(2,600)	$975,921

	December 31, 2015	Net Additions	Amortization	June 30, 2016
Intangible assets
Global Wealth Management	$27,964	$18,420	$(3,904)	$42,480
Institutional Group	35,213	21,599	(4,104)	52,708
	$63,177	$40,019	$(8,008)	$95,188

The adjustments to goodwill and intangible assets during the six months ended June 30, 2016, are primarily attributable to the acquisitions of ISM, which closed on May 5, 2016, and Eaton Partners, which closed on January 4, 2016. The allocation of the purchase price for these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes. Goodwill and intangible assets were also impacted by the completion of the purchase price allocation for the Sterne Agee acquistion and the write-off of goodwill and intangibles related to the certain Sterne businesses that were disposed of on July 1, 2016. See Note 24 – Subsequent Events.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$122,484	$43,277	$78,580	$37,322
Trade name	20,794	8,272	24,456	6,969
Investment banking backlog	7,635	7,465	7,440	7,388
Non-compete agreements	1,953	782	2,517	255
	$152,866	$59,796	$112,993	$51,934

Amortization expense related to intangible assets was $5.0 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to intangible assets was $8.0 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2016, are: customer relationships, 8.2 years; trade name, 10.1 years; non-compete agreements, 4.3 years; and backlog within the next 6 months. As of June 30, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2016	$5,119
2017	9,284
2018	8,651
2019	8,419
2020	8,201
Thereafter	53,396
$93,070

NOTE 9 – Borrowings and Federal Home Loan Bank Advances

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

The following table details the components of borrowings (in thousands):

	June 30, 2016	December 31, 2015
Borrowings on secured lines of credit	$283,200	$30,000
Term loans	51,957	59,084
	$335,157	89,084

Our uncommitted secured lines of credit at June 30, 2016, totaled $980.0 million with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $525.7 million during the three months ended June 30, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $629.0 million.

Our committed bank line financing at June 30, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At June 30, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances as of June 30, 2016 are floating-rate advances. The weighted average interest rates on these advances during the three months ended June 30, 2016 was 1.32%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of June 30, 2016, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”). The Term Loans mature on August 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as a per annum rate equal to LIBOR, as defined. During the three months ended June 30, 2016, the weighted average interest rate on these term loans was 1.96%. The Term Loans were paid-off in July 2016.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
3.50% senior notes, due 2020 [1]	$300,000	$300,000
5.375% senior notes, due 2022 [2]	150,000	150,000
4.250% senior notes, due 2024 [3]	300,000	300,000
	750,000	750,000
Debt issuance costs	(9,215)	(9,864)
	$740,785	$740,136

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
$750,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at  June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Money market and savings accounts	$7,731,204	$6,429,780
Demand deposits (interest-bearing)	132,093	185,275
Certificates of deposit	9,055	15,087
Demand deposits (non-interest-bearing)	8,867	8,214
	$7,881,219	$6,638,356

The weighted-average interest rate on deposits was 0.21% and 0.17% at June 30, 2016 and December 31, 2015, respectively.

Scheduled maturities of certificates of deposit at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Certificates of deposit, less than $100:
Within one year	$2,877	$4,863
One to three years	1,715	2,356
Three to five years	—	145
Over five years	—	—
	$4,592	$7,364
Certificates of deposit, $100 and greater:
Within one year	$3,031	$5,464
One to three years	1,135	1,975
Three to five years	297	284
Over five years	—	—
	4,463	7,723
	$9,055	$15,087

At June 30, 2016 and December 31, 2015, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $7.9 billion and $6.6 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.3 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$936,507	Other assets	$—	Accounts payable and accrued expenses	$(17,707)

	December 31, 2015
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$179,110	Other assets	$—	Accounts payable and accrued expenses	$(3,591)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of [2.7] years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three and six months ended June 30, 2016 and 2015, respectively, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $6.0 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(7,099)	Interest expense	$1,537	None	$33

	Three Months Ended June 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$124	Interest expense	$1,046	None	$—

	Six Months Ended June 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(16,525)	Interest expense	$2,882	None	$46

	Six Months Ended June 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,399)	Interest expense	$2,207	None	$—

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

As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.7 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $19.6 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2016, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2016 and December 31, 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of June 30, 2016:
Securities borrowing [1]	$379,244	$—	$379,244	$(244,927)	$(123,975)	$10,342
Reverse repurchase agreements [2]	293,766	—	293,766	(164,548)	(129,218)	—
	$673,010	$—	$673,010	$(409,475)	$(253,193)	$10,342
As of December 31, 2015:
Securities borrowing [1]	$318,105	$—	$318,105	$(182,399)	$(123,309)	$12,397
Reverse repurchase agreements [2]	160,423	—	160,423	(160,423)	—	—
	$478,528	$—	$478,528	$(342,822)	$(123,309)	$12,397

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

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2016 and December 31, 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of June 30, 2016:
Securities lending [3]	$(357,207)	$—	$(357,207)	$244,927	$102,151	$(10,129)
Repurchase agreements [4]	(317,002)	—	(317,002)	164,548	152,454	—
Cash flow interest rate contracts	(17,707)	—	(17,707)	—	17,707	—
	$(691,916)	$—	$(691,916)	$409,475	$272,312	$(10,129)
As of December 31, 2015:
Securities lending [3]	$(329,670)	$—	$(329,670)	$182,399	$132,784	$(14,487)
Repurchase agreements [4]	(278,674)	—	(278,674)	160,423	118,251	—
Cash flow interest rate contracts	(3,591)	—	(3,591)	—	3,591	—
	$(611,935)	$—	$(611,935)	$342,822	$254,626	$(14,487)

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

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2016, had no material effect on the consolidated financial statements.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $21.7 million of commitments outstanding at June 30, 2016, of which $10.6 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2016 and December 31, 2015, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2016, Stifel had net capital of $268.3 million, which was 16.8% of aggregate debit items and $236.4 million in excess of its minimum required net capital. At June 30, 2016, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2016, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
June 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,511,942	20.2%	$336,752	4.5%	$486,419	6.5%
Tier 1 capital	1,564,899	20.9%	449,002	6.0%	598,670	8.0%
Total capital	1,601,533	21.4%	598,670	8.0%	748,337	10.0%
Tier 1 leverage	1,564,899	11.5%	543,972	4.0%	679,965	5.0%

Stifel Bank – Federal Reserve Capital Amounts
June 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$625,318	13.7%	$205,293	4.5%	$296,534	6.5%
Tier 1 capital	625,318	13.7%	273,724	6.0%	364,965	8.0%
Total capital	661,942	14.5%	364,965	8.0%	456,206	10.0%
Tier 1 leverage	625,318	7.4%	339,817	4.0%	424,771	5.0%

NOTE 17 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Bank loans, net	$29,475	$20,952	$56,033	$39,937
Investment securities	24,446	13,618	46,807	28,372
Margin balances	8,151	5,123	16,697	9,485
Other	3,708	4,159	9,070	8,794
	$65,780	$43,852	$128,607	$86,588
Interest expense:
Senior notes	$8,179	$5,333	$16,354	$13,984
Bank deposits	4,477	2,047	7,135	4,162
Other	4,606	2,718	7,884	4,971
	$17,262	$10,098	$31,373	$23,117

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 6.2 million shares at June 30, 2016.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $65.9 million and $50.4 million for the three months ended June 30, 2016 and 2015, respectively. The tax impact related to stock-based compensation recognized in shareholders’ equity was a provision of $1.0 million and a benefit of $1.4 million for the three months ended June 30, 2016 and 2015, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $94.8 million and $78.0 million for the six months ended June 30, 2016 and 2015, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was a provision of $5.2 million and a benefit of $13.2 million for the six months ended June 30, 2016 and 2015, respectively.

On June 30, 2016, the Company’s Board of Directors removed the continuing service requirements associated with restricted stock units that were granted to certain employees of Barclays in December 2015. As a result of the modification, the awards were expensed at date of modification resulting in a charge of $36.0 million during the second quarter of 2016. The fair value of the awards is based upon the closing price of our company’s common stock on the date of the grant of the awards. This charge is included in compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2016.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to nine years and are distributable, if vested, at future specified dates. The Company began granting Performance-based Restricted Stock Units (“PRSUs”) to its executive officers in 2016. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a 4-year performance period and vested over a 5-year period. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At June 30, 2016, the total number of stock units outstanding was 21.3 million, of which 17.5 million were unvested. At June 30, 2016, the total number of performance-based restricted stock units was 0.5 million, of which all were unvested.

At June 30, 2016, there was unrecognized compensation cost for stock units of approximately $423.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 5% of their gross commissions. They have the option to have up to 3%, of their 5% deferral in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. In addition, they can elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $7.9 million and $15.5 million at June 30, 2016 and December 31, 2015, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2016 and December 31, 2015, the deferred compensation liability related to the mutual fund option of $6.0 million and $12.4 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to nine-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $1.6 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively and $2.9 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2016 and December 31, 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $317.0 million and $278.7 million, respectively.

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

At June 30, 2016 and December 31, 2015, Stifel Bank had outstanding commitments to originate loans aggregating $302.4 million and $130.5 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2016, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2016 and December 31, 2015, Stifel Bank had outstanding letters of credit totaling $37.0 million and $38.7 million, respectively. A majority of the standby letters of credit commitments at June 30, 2016, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2016 and December 31, 2015, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $522.6 million and $403.2 million, respectively.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues: (1)
Global Wealth Management	$386,039	$343,382	$765,843	$672,792
Institutional Group	260,920	258,538	502,196	497,145
Other	5,186	(4,169)	4,080	(11,204)
	$652,145	$597,751	$1,272,119	$1,158,733
Income/(loss) before income taxes:
Global Wealth Management	$105,053	$93,975	$198,387	$192,823
Institutional Group	42,083	41,942	71,372	74,273
Other	(131,342)	(97,846)	(210,053)	(158,959)
	$15,794	$38,071	$59,706	$108,137

[1]	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2016 or 2015.

The following table presents our company’s total assets on a segment basis at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Global Wealth Management	$12,136,400	$10,519,575
Institutional Group	2,530,958	2,193,781
Other	718,244	612,695
	$15,385,602	$13,326,051

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2016 and 2015, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$611,984	$564,731	$1,193,721	$1,087,347
United Kingdom	37,844	30,562	73,592	65,848
Other European	2,317	2,458	4,806	5,538
	$652,145	$597,751	$1,272,119	$1,158,733

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$9,771	$20,888	$36,826	$63,985
Shares for basic and diluted calculation:
Average shares used in basic computation	66,792	68,370	67,186	68,189
Dilutive effect of stock options and units (1)	9,190	9,486	8,898	9,435
Average shares used in diluted computation	75,982	77,856	76,084	77,624
Earnings per common share:
Basic	$0.15	$0.31	$0.55	$0.94
Diluted	$0.13	$0.27	$0.48	$0.82

[1]

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and six months ended June 30, 2016 and 2015, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2016, the maximum number of shares that may yet be purchased under this plan was 8.0 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three and six months ended June 30, 2016, we repurchased $3.7 million and $95.1 million, or 0.1 million and 2.8 million shares, respectively, using existing Board authorizations at an average price of $29.70 and $33.79 per share, repectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no repurchases during the three and six months ended June 30, 2015.

Issuance of Common Stock

On January 4, 2016, we issued 0.3 million shares related to the purchase of Eaton Partners.

During the six months ended June 30, 2016, we issued [2.3 million shares, which were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of Eaton Partners.

NOTE 23 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $152.6 million at June 30, 2016. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2016 and 2015. In addition, our direct investment interest in these entities is insignificant at June 30, 2016 and December 31, 2015.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $333.2 million at June 30, 2016. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at June 30, 2016. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2016 and 2015.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at June 30, 2016, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2016. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2016. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 24 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements. Based on the evaluation, we identified the following as non-recognized events.

Issuance of Senior Notes and Preferred Stock

On July 11, 2016, the Company completed the pricing of an additional $200.0 million in aggregate principal amount of the Company’s 2015 Notes. The 2015 Notes mature in July 2024 and bear interest at 4.250%, payable semi-annually in arrears on January 18 and July 18. The 2015 Notes were issued with an effective yield of  4.034%.

On July 11, 2016, the Company completed an underwritten registered public offering of $150 million perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A.

Sale of Sterne Businesses

On July 1, 2016, the Company completed the sale of Sterne Agee, LLC’s legacy independent brokerage and clearing businesses to INTL FCStone Inc. pursuant to two separate stock purchase agreements dated June 24, 2016. The closing of the sale of Sterne Agee, LLC’s legacy RIA business will occur during the third quarter following a customary client notice period. Pursuant to the two stock purchase agreements, the Company agreed to sell Sterne Agee Financial Services, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee & Leach, Inc.; Sterne Agee Asset Management, Inc.; and Sterne Agee Investment Advisor Services, Inc. (the “Sterne Businesses”) for cash consideration equal to approximately $50 million. The related assets and liabilities associated with the Sterne Businesses are classified as held for sale in the consolidated statement of financial condition as of June 30, 2016.

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

On May 5, 2016, the Company completed the acquisition of ISM Capital LLP (“ISM”), an independent investment bank focused on international debt capital markets. The acquisition of ISM adds to the Company’s debt capital markets origination, sales and research capabilities in Europe, including an end-to-end platform for convertible securities and other equity-linked debt instruments. The acquisition was funded with cash from operations.

On July 1, 2016, the Company completed the sale of Sterne Agee, LLC’s legacy independent brokerage and clearing businesses to INTL FCStone Inc. pursuant to two separate stock purchase agreements dated June 24, 2016. The closing of the sale of Sterne Agee, LLC’s legacy RIA business will occur during the third quarter following a customary client notice period. Pursuant to the two stock purchase agreements, the Company agreed to sell Sterne Agee Financial Services, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee & Leach, Inc.; Sterne Agee Asset Management, Inc.; and Sterne Agee Investment Advisor Services, Inc. for cash consideration equal to approximately $50 million.

On July 11, 2016, the Company completed an underwritten registered public offering of $150 million perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A, and issued $200.0 million principal amount of the Company’s 4.25% Senior Notes due 2024.

Results for the three and six months ended June 30, 2016

For the three months ended June 30, 2016, net revenues increased 9.1% to $652.1 million from $597.8 million during the comparable period in 2015. Net income decreased 53.2% to $9.8 million, or $0.13 per diluted common share for the three months ended June 30, 2016, compared to $20.9 million, or $0.27 per diluted common share during the comparable period in 2015.

For the six months ended June 30, 2016, net revenues increased 9.8% to $1,272.1 million compared to $1,158.7 million during the comparable period in 2015. Net income decreased 42.4% to $36.8 million, or $0.48 per diluted common share for the six months ended June 30, 2016, compared to $64.0 million, or $0.82 per diluted common share during the comparable period in 2015.

Our revenue growth for the three months ended June 30, 2016 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; an increase in principal transaction revenues; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank, and other income; offset by lower investment banking revenues and commission revenues.

Our revenue growth for the six months ended June 30, 2016 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; an increase in principal transaction revenues; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank, and growth in commission revenues; offset by lower investment banking revenues and other revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2016, the Dow Jones Industrial Average and S&P 500 closed 2.9% and 2.7% higher than their December 31, 2015 closing prices, respectively. The NASDAQ closed 3.3% lower than its December 31, 2015 closing price.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30 2016 Compared with Three Months Ended June 30, 2015

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$182,104	$183,771	(0.9)	27.9	30.7
Principal transactions	126,426	85,542	47.8	19.4	14.3
Investment banking	133,125	161,007	(17.3)	20.4	26.9
Asset management and service fees	144,567	119,936	20.5	22.2	20.1
Interest	65,780	43,852	50.0	10.1	7.3
Other income	17,405	13,741	26.7	2.6	2.3
Total revenues	669,407	607,849	10.1	102.6	101.6
Interest expense	17,262	10,098	70.9	2.6	1.6
Net revenues	652,145	597,751	9.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	460,023	409,998	12.2	70.5	68.6
Occupancy and equipment rental	58,746	48,346	21.5	9.0	8.1
Communication and office supplies	37,426	31,114	20.3	5.7	5.2
Commissions and floor brokerage	12,145	9,124	33.1	1.9	1.5
Other operating expenses	68,012	61,098	11.3	10.5	10.2
Total non-interest expenses	636,352	559,680	13.7	97.6	93.6
Income before income taxes	15,793	38,071	(58.5)	2.4	6.4
Provision for income taxes	6,022	17,183	(65.0)	0.9	2.9
Net Income	$9,771	$20,888	(53.2)	1.5%	3.5%

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$380,034	$364,073	4.4	29.9	31.4
Principal transactions	247,374	186,275	32.8	19.4	16.1
Investment banking	233,783	285,568	(18.1)	18.4	24.7
Asset management and service fees	289,099	233,805	23.6	22.7	20.2
Interest	128,607	86,588	48.5	10.1	7.5
Other income	24,595	25,541	(3.7)	2.0	2.2
Total revenues	1,303,492	1,181,850	10.3	102.5	102.1
Interest expense	31,373	23,117	35.7	2.5	2.1
Net revenues	1,272,119	1,158,733	9.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	871,136	765,691	13.8	68.5	66.1
Occupancy and equipment rental	116,002	92,516	25.4	9.1	8.0
Communication and office supplies	74,086	60,348	22.8	5.8	5.2
Commissions and floor brokerage	23,876	19,193	24.4	1.9	1.7
Other operating expenses	127,313	112,848	12.8	10.0	9.7
Total non-interest expenses	1,212,413	1,050,596	15.4	95.3	90.7
Income before income taxes	59,706	108,137	(44.8)	4.7	9.3
Provision for income taxes	22,880	44,152	(48.2)	1.8	3.8
Net Income	$36,826	$63,985	(42.4)	2.9%	5.5%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Net revenues:
Commissions	$182,104	$183,771	(0.9)	$380,034	$364,073	4.4
Principal transactions	126,426	85,542	47.8	247,374	186,275	32.8
Investment banking:
Capital raising	66,412	97,368	(31.8)	119,716	172,486	(30.6)
Advisory fees	66,713	63,639	4.8	114,067	113,082	0.9
	133,125	161,007	(17.3)	233,783	285,568	(18.1)
Asset management and service fees	144,567	119,936	20.5	289,099	233,805	23.6
Net interest	48,518	33,754	43.7	97,234	63,471	53.2
Other income	17,405	13,741	26.7	24,595	25,541	(3.7)
Total net revenues	$652,145	$597,751	9.1	$1,272,119	$1,158,733	9.8

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors and the growth of Stifel Bank in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment, as a result of the following acquisitions: Sterne Agee, which closed in June 2015; Barclays, which closed in December 2015; and Eaton Partners, which closed in January 2016.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2016, commission revenues decreased 0.9% to $182.1 million from $183.8 million in the comparable period in 2015. For the six months ended June 30, 2016, commission revenues increased 4.4% to $380.0 million from $364.1 million in the comparable period in 2015. The increase is primarily attributable to an increase in agency transactions from the comparable period in 2015.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended June 30, 2016, principal transactions revenues increased 47.8% to $126.4 million from $85.5 million in the comparable period in 2015. For the six months ended June 30, 2016, principal transactions revenues increased 32.8% to $247.4 million from $186.3 million in the comparable period in 2015.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2016, investment banking revenues decreased 17.3% to $133.1 million from $161.0 million in the comparable period in 2015.

Capital raising revenues decreased 31.8% to $66.4 million for the three months ended June 30, 2016 from $97.4 million in the comparable period in 2015. For the three months ended June 30, 2016, fixed income capital raising revenues decreased 31.4% to $28.8 million from $41.9 million in the comparable period in 2015. During the second quarter of 2016, equity capital raising revenues decreased 32.1% to $37.6 million from $55.4 million in the comparable period in 2015.

Advisory fee revenues increased 4.8% to $66.7 million for the three months ended June 30, 2016 from $63.6 million in the comparable period in 2015. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2015.

For the six months ended June 30, 2016, investment banking revenues decreased 18.1% to $233.8 million from $285.6 million in the comparable period in 2015.

Capital raising revenues decreased 30.6% to $119.7 million for the six months ended June 30, 2016 from $172.5 million in the comparable period in 2015. For the six months ended June 30, 2016, fixed income capital raising revenues decreased 17.0% to $56.5 million from $68.1 million in the comparable period in 2015. During the six months ended June 30, 2016, equity capital raising revenues decreased 39.5% to $63.2 million from $104.4 million in the comparable period in 2015.

Advisory fee revenues increased 0.9% to $114.1 million for the six months ended June 30, 2016 from $113.1 million in the comparable period in 2015. The increase is primarily attributable to a increase in the number of advisory transactions over the comparable period in 2015.

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

For the three months ended June 30, 2016, asset management and service fee revenues increased 20.5% to $144.6 million from $119.9 million in the comparable period in 2015. For the six months ended June 30, 2016, asset management and service fee revenues increased 23.6% to $289.1 million from $233.8 million in the comparable period in 2015.The increase is primarily a result of an increase in the number and value of fee-based accounts and the acquisition of Barclays in December 2015. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended June 30, 2016, other income increased 26.7% to $17.4 million from $13.7 million during the comparable period in 2015. For the six months ended June 30, 2016, other income decreased 3.7% to $24.6 million from $25.5 million during the comparable period in 2015. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank. Other income was positively impacted by a gain recognized on the extinguishment of $15.0 million of debentures during the second quarter of 2016.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,265,357	$8,151	2.58%	$465,475	$5,123	4.49%
Interest-earning assets (Stifel Bank)	8,416,083	54,005	2.57%	5,141,368	34,483	2.68%
Financial instruments owned	1,057,614	4,518	1.71%	878,523	4,056	1.85%
Other		(894)			190
Total interest revenue		$65,780			$43,852
Interest-bearing liabilities:
Short-term borrowings	$264,414	$1,257	1.90%	$31,074	$451	1.02%
Interest-bearing liabilities (Stifel Bank)	7,905,000	4,477	0.23%	4,772,796	2,030	0.17%
Senior notes (Stifel Financial)	750,000	8,179	4.36%	450,000	5,333	4.74%
Stifel Capital Trusts	72,445	419	2.31%	82,500	431	2.10%
Other		2,930			1,853
Total interest expense		17,262			10,098
Net interest income		$48,518			$33,754

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,259,996	$16,697	2.65%	$453,486	$9,485	4.18%
Interest-earning assets (Stifel Bank)	7,990,925	103,308	2.59%	5,153,333	68,388	2.65%
Financial instruments owned	917,945	9,017	1.96%	865,834	8,392	1.94%
Other		(415)			323
Total interest revenue		$128,607			$86,588
Interest-bearing liabilities:
Short-term borrowings	$215,319	$2,026	1.88%	$48,495	$485	1.00%
Interest-bearing liabilities (Stifel Bank)	7,525,495	7,135	0.19%	4,741,910	4,162	0.18%
Senior notes (Stifel Financial)	750,000	16,354	4.36%	463,536	13,984	6.03%
Stifel Capital Trusts	77,473	905	2.34%	82,500	850	2.06%
Other		4,953			3,636
Total interest expense		31,373			23,117
Net interest income		$97,234			$63,471

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2016, net interest income increased to $48.5 million from $33.8 million during the comparable period in 2015. For the six months ended June 30, 2016, net interest income increased to $97.2 million from $63.5 million during the comparable period in 2015.

For the three months ended June 30, 2016, interest revenue increased 50.0% to $65.8 million from $43.9 million in the comparable period in 2015, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $8.4 billion during the three months ended June 30, 2016 compared to $5.1 billion during the comparable period in 2015 at average interest rates of 2.57% and 2.68%, respectively.

For the six months ended June 30, 2016, interest revenue increased 48.5% to $128.6 million from $86.6 million in the comparable period in 2015, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $8.0 billion during the six months ended June 30, 2016 compared to $5.2 billion during the comparable period in 2015 at average interest rates of 2.59% and 2.65%, respectively.

For the three months ended June 30, 2016, interest expense increased 70.9% to $17.3 million from $10.1 million during the comparable period in 2015. For the six months ended June 30, 2016, interest expense increased 35.7% to $31.4 million from $23.1 million in the comparable period in 2015. The increase is primarily attributable to an increase in the cost to fund margin debits. Interest expense was also impacted by our December 2015 issuance of $300.0 million of 3.50% senior notes. Interest expense for the three months ended June 30, 2015 was impacted by the write-off of debt issuance costs as a result of the redemption of our $175.0 million 6.70% senior notes in January 2015.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$460,023	$409,998	12.2	$871,136	$765,691	13.8
Occupancy and equipment rental	58,746	48,346	21.5	116,002	92,516	25.4
Communications and office supplies	37,426	31,114	20.3	74,086	60,348	22.8
Commissions and floor brokerage	12,145	9,124	33.1	23,876	19,193	24.4
Other operating expenses	68,012	61,098	11.3	127,313	112,848	12.8
Total non-interest expenses	$636,352	$559,680	13.7	$1,212,413	$1,050,596	15.4

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

For the three months ended June 30, 2016, compensation and benefits expense increased 12.2% to $460.0 million from $410.0 million during the comparable period in 2015.  For the six months ended June 30, 2016, compensation and benefits expense increased 13.8% to $871.1 million from $765.7 million during the comparable period in 2015. The increase is principally due to the following: 1)  the recognition of $36.0 million  in unit amortization charges related to the removal of the service requirement on restricted awards issued to certain employees of Barclays in the second quarter of 2016; 2) increased variable compensation as a result of increased revenue production; and 3) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 70.5% and 68.5% for the three and six months ended June 30, 2016, respectively, compared to 68.6%  and 66.1% for the three and six months ended June 30, 2015, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2016, occupancy and equipment rental expense increased 21.5% to $58.7 million from $48.3 million during the three months ended June 30, 2015. For the six months ended June 30, 2016, occupancy and equipment rental expense increase 25.4% to $116.0 million from $92.5 million during the comparable period in 2015. The increase is primarily due to the increase in rent expense as a result of the growth of our office locations from the comparative period in 2015.  As of June 30, 2016, we have 400 locations compared to 398 at June 30, 2015.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2016, communications and office supplies expense increased 20.3% to $37.4 million from $31.1 million during the second quarter of 2015. For the six months ended June 30, 2016, communications and office supplies expense increased 22.8% to $74.1 million from $60.3 million during the comparable period in 2015. The increase is primarily attributable to our continued expansion and the addition of revenue producers and support staff through acquisitions.

Commissions and floor brokerage – For the three months ended June 30, 2016, commissions and floor brokerage expense increased 33.1% to $12.1 million from $9.1 million during the comparable period in 2015. For the six months ended June 30, 2016, commissions and floor brokerage expense increased 24.4% to $23.9 million from $19.2 million during the comparable period in 2015. The increase is primarily attributable to an increase in clearing fees as a result of an increase in volume of transactions.
Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2016, other operating expenses increased 11.3% to $68.0 million from $61.1 million during the three months ended June 30, 2015. For the six months ended June 30, 2016, other operating expenses increase 12.8% to $127.3 million from $112.8 million during the comparable period in 2015. The increase is primarily attributable to an increase in professional service fees as a result of maintaining compliance with regulatory requirements, travel and promotion, and subscriptions expenses.

Provision for income taxes – For the three and six months ended June 30, 2016, our provision for income taxes was $6.0 million and $22.9 million, representing an effective tax rate of 38.1% and 38.3%, respectively, compared to $17.2 million and $44.2 million for the comparable periods in 2015, representing an effective tax rate of 45.1% and 40.8%, respectively. The effective tax rate for the second quarter of 2015 was impacted by losses recognized by our foreign subsidiaries that are taxed at a different rate than our U.S. subsidiaries.

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

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$127,241	$125,121	1.7	33.0%	36.4%
Principal transactions	44,938	33,682	33.4	11.6	9.8
Asset management and service fees	144,360	119,734	20.6	37.4	34.9
Investment banking	9,502	15,128	(37.2)	2.5	4.4
Interest	62,785	40,740	54.1	16.3	11.9
Other income	5,752	12,263	(53.1)	1.4	3.6
Total revenues	394,578	346,668	13.8	102.2	101.0
Interest expense	8,539	3,286	159.9	2.2	1.0
Net revenues	386,039	343,382	12.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	218,553	196,234	11.4	56.6	57.1
Occupancy and equipment rental	25,261	20,074	25.8	6.5	5.8
Communication and office supplies	14,547	12,213	19.1	3.8	3.6
Commissions and floor brokerage	3,952	4,076	(3.0)	1.0	1.2
Other operating expenses	18,673	16,810	11.1	4.9	4.9
Total non-interest expenses	280,986	249,407	12.7	72.8	72.6
Income before income taxes	$105,053	$93,975	11.8	27.2%	27.4%

	June 30, 2016	June 30, 2015
Branch offices (actual)	362	349
Financial advisors (actual)	2,171	2,087
Independent contractors (actual) (1)	667	736

(1)  On July 1, 2016, we sold the independent contractor business acquired with the Sterne Agee transaction in June 2015. As of June 30, 2016, there were 540 independent contractors included in the disposed business unit.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$258,794	$241,335	7.2	33.8%	35.9%
Principal transactions	86,349	75,689	14.1	11.3	11.2
Asset management and service fees	288,712	233,400	23.7	37.7	34.8
Investment banking	17,911	25,228	(29.0)	2.3	3.7
Interest	121,840	79,960	52.4	15.9	11.9
Other income	8,022	21,762	(63.1)	1.1	3.2
Total revenues	781,628	677,374	15.4	102.1	100.7
Interest expense	15,785	4,582	244.5	2.1	0.7
Net revenues	765,843	672,792	13.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	439,968	379,477	15.9	57.4	56.4
Occupancy and equipment rental	49,699	38,711	28.4	6.5	5.7
Communication and office supplies	28,323	23,441	20.8	3.7	3.5
Commissions and floor brokerage	10,346	7,454	38.8	1.4	1.1
Other operating expenses	39,120	30,886	26.7	5.1	4.6
Total non-interest expenses	567,456	479,969	18.2	74.1	71.3
Income before income taxes	$198,387	$192,823	2.9	25.9%	28.7%

NET REVENUES

For the three months ended June 30, 2016, Global Wealth Management net revenues increased 12.4% to a record $386.0 million from $343.4 million for the comparable period in 2015. For the six months ended June 30, 2016, Global Wealth Management net revenues increased 13.8% to a record $765.8 million from $672.8 million for the comparable period in 2015. The increase in net revenues for the three and six months ended June 30, 2016 over the comparable periods in 2015 is primarily attributable to growth in asset management and service fees; an increase in commission revenues; an increase in net interest income and higher principal transactions revenues, offset by a decrease in other income and a decline in investment banking revenues.

Commissions – For the three months ended June 30, 2016, commission revenues increased 1.7% to $127.2 million from $125.1 million in the comparable period in 2015. For the six months ended June 30, 2016, commission revenues increased 7.2% to $258.8 million from $241.3 million in the comparable period in 2015. The increase is primarily attributable to the contributions from the Sterne and Barclays transactions, which closed in June 2015 and December 2015, respectively, offset by a decrease in agency transactions in equities, insurance products, and mutual funds.

Principal transactions – For the three months ended June 30, 2016, principal transactions revenues increased 33.4% to $44.9 million from $33.7 million in the comparable period in 2015. For the six months ended June 30, 2016, principal transactions revenues increased 14.1% to $86.3 million from $75.7 million in the comparable period in 2015. The increase is primarily attributable to a increase in the fixed income brokerage business  and the contributions from the Sterne and Barclays transactions.

Asset management and service fees – For the three months ended June 30, 2016, asset management and service fees increased 20.6% to $144.4 million from $119.7 million in the comparable period in 2015. For the six months ended June 30, 2016, asset management and service fees increased 23.7% to $288.7 million from $233.4 million in the comparable period in 2015. The increase is primarily a result of an increase in assets under management in our fee-based accounts, our continued expansion in the asset management business with the acquisition of Barclays in December 2015, and an increase in the Federal Funds rate.

Fee-based account revenues for the three months ended June 30, 2016 and 2015 are primarily billed based on values as of March 31, 2016 and 2015, respectively. The value of assets in fee-based accounts including Asset Management at June 30, 2016 increased 13.4% to $65.6 billion from $57.9 billion at June 30, 2015.  The increase in fee-based assets from June 30, 2015 was primarily attributable to the Barclays and Sterne acquisitions.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 37.2% to $9.5 million for the three months ended June 30, 2016 from $15.1 million during the comparable period in 2015. For the six months ended June 30, 2016, investment banking revenues decreased 29.0% to $17.9 million from $25.2 million during the comparable period in 2015. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2016, interest revenue increased 54.1% to $62.8 million from $40.7 million in the comparable period in 2015. For the six months ended June 30, 2016, interest revenue increased 52.4% to $121.8 million from $80.0 million during the comparable period in 2015. The increase is primarily due to a growth of interest-earning assets at Stifel Bank, offset by a slight decrease in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended June 30, 2016, other income decreased 53.1% to $5.8 million from $12.3 million during the comparable period in 2015. For the six months ended June 30, 2016, other income decreased 63.1% to $8.0 million from $21.8 million during the comparable period in 2015. The decrease is primarily attributable to an increase in investment losses.

Interest expense – For the three months ended June 30, 2016, interest expense increased 159.9% to $8.5 million from $3.3 million during the comparable period in 2015. For the six months ended June 30, 2016, interest expense increased 244.5% to $15.8 million from $4.6 million during the comparable period in 2015. The increase in interest expense from the comparable period in 2015 is primarily attributable to an increase in the client margin debit book from the comparable periods in 2015.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$69,241	$84	0.48%	$56,176	$27	0.19%
State and political subdivisions:
Non-taxable (1)	75,764	677	3.57	76,329	677	3.55
Mortgage-backed securities	1,905,703	9,780	2.05	1,115,153	5,516	1.98
Corporate bonds	621,129	3,425	2.21	337,381	1,733	2.06
Asset-backed securities	1,637,762	10,254	2.50	839,914	5,352	2.55
Federal Home Loan Bank (“FHLB”) and other capital stock	51,569	310	2.41	23,172	226	3.90
Loans:
Securities-based loans	1,379,404	8,080	2.34	911,515	4,952	2.17
Commercial and industrial	1,493,796	12,750	3.41	1,113,796	8,659	3.11
Residential real estate	33,879	282	3.33	18,176	73	1.61
Commercial real estate	879,926	6,144	2.79	415,314	5,451	5.25
Consumer	83,198	666	3.20	20,630	196	5.81
Home equity lines of credit	13,843	105	3.03	13,421	90	2.69
Construction and land	7,667	63	3.30	2	—	—
Loans held for sale	163,202	1,385	3.39	200,389	1,530	3.05
Total interest-earning assets (3)	$8,416,083	$54,005	2.57%	$5,141,368	$34,483	2.68%
Cash and due from banks	6,065			4,751
Other non interest-earning assets	90,176			82,964
Total assets	$8,512,324			$5,229,083
Liabilities and stockholders’ equity:
Deposits:
Money market	$6,941,553	$1,767	0.10%	$4,428,171	$1,601	0.14%
Demand deposits	154,786	29	0.07	62,826	8	0.05
Time deposits	10,566	48	1.83	44,519	242	2.18
Savings	18	—	0.05	24	—	0.05
FHLB advances	798,077	2,633	1.32	237,256	179	—
Total interest-bearing liabilities (3)	$7,905,000	$4,477	0.23%	$4,772,796	$2,030	0.17%
Non interest-bearing deposits	10,566			19,580
Other non interest-bearing liabilities	47,698			32,806
Total liabilities	$7,963,264			4,825,182
Stockholders’ equity	549,060			403,901
Total liabilities and stockholders’ equity	$8,512,324			$5,229,083
Net interest margin		$49,528	2.36%		$32,453	2.52%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$189,585	$468	0.49%	$70,255	$79	0.22%
State and political subdivisions:
Non-taxable (1)	75,834	1,354	3.57	76,398	1,355	3.55
Mortgage-backed securities	1,785,929	19,173	2.15	1,176,539	13,245	2.25
Corporate bonds	529,475	5,933	2.24	356,625	3,685	2.07
Asset-backed securities	1,571,491	19,768	2..52	895,984	9,747	2.18
Federal Home Loan Bank (“FHLB”) and other capital stock	40,783	581	2.85	18,648	340	3.65
Loans:
Securities-based loans	1,366,759	17,162	2.51	841,753	9,377	2.23
Commercial and industrial	1,444,621	24,434	3.38	1,075,035	16,727	3.11
Residential real estate	34,431	467	2.71	21,067	164	1.55
Commercial real estate	705,105	9,971	2.83	410,729	10,415	5.07
Consumer	83,879	1,263	3.01	18,301	363	3.97
Home equity lines of credit	13,138	199	3.04	12,984	175	2.70
Construction and land	6,130	100	3.26	1	—	0.00
Loans held for sale	143,765	2,435	3.39	179,015	2,716	3.03
Total interest-earning assets (3)	$7,990,925	$103,308	2.59%	$5,153,333	$68,388	2.65%
Cash and due from banks	4,831			3,377
Other non interest-earning assets	93,349			80,777
Total assets	$8,089,105			$5,237,487
Liabilities and stockholders’ equity:
Deposits:
Money market	$6,783,372	$3,402	0.10%	$4,524,585	$3,324	0.15%
Demand deposits	144,691	232	0.32	34,509	19	0.11
Time deposits	12,047	109	1.81	55,390	631	2.28
Savings	17	—	0.05	29	—	0.05
FHLB advances	585,368	3,392	1.16	127,397	188	0.30
Total interest-bearing liabilities (3)	$7,525,495	$7,135	0.19%	$4,741,910	$4,162	0.18%
Non interest-bearing deposits	12,047			20,420
Other non interest-bearing liabilities	50,384			70,372
Total liabilities	$7,587,926			4,832,702
Stockholders’ equity	501,179			404,785
Total liabilities and stockholders’ equity	$8,089,105			$5,237,487
Net interest margin		$96,173	2.41%		$64,226	2.49%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$8	$49	$57	$228	$161	$389
State and political subdivisions:
Non-taxable	—	—	—	(10)	9	(1)
Mortgage-backed securities	4,050	214	4,264	6,511	(583)	5,928
Corporate bonds	1,556	136	1,692	1,914	334	2,248
Asset-backed securities	4,994	(92)	4,902	8,300	1,721	10,021
FHLB and other capital stock	123	(39)	84	295	(54)	241
Loans:
Securities-based loans	2,714	413	3,128	6,466	1,319	7,785
Commercial and industrial	3,179	912	4,091	6,150	1,557	7,707
Residential real estate	93	115	209	139	164	303
Commercial real estate	1,192	(498)	693	615	(1,059)	(444)
Consumer	496	(26)	469	965	(65)	900
Home equity lines of credit	3	12	14	2	22	24
Construction and land	63	—	63	100	—	100
Loans held for sale	(943)	798	(145)	(971)	690	(281)
	$17,528	$1,994	$19,522	$30,704	$4,216	$34,920
Interest expense:
Deposits:
Money market	$2,600	$(2,434)	$166	2,627	(2,549)	78
Demand deposits	16	5	21	175	38	213
Time deposits	(160)	(34)	(194)	(413)	(109)	(522)
Savings	—	—	—	—	—	—
FHLB advances	1,009	1,445	2,454	1,766	1,438	3,204
	$3,465	$(1,018)	$2,447	$4,155	$(1,182)	$2,973

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

For the three months ended June 30, 2016, interest revenue of $54.0 million was generated from average interest-earning assets of $8.4 billion at an average interest rate of 2.57%. Interest revenue of $34.5 million for the comparable period in 2015 was generated from average interest-earning assets of $5.1 billion at an average interest rate of 2.68%.

For the six months ended June 30, 2016, interest revenue of $103.3 million was generated from average interest-earning assets of $8.0 billion at an average interest rate of 2.59%. Interest revenue of $68.4 million for the comparable period in 2015 was generated from average interest-earning assets of $5.2 billion at an average interest rate of 2.65%.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2016 was $7.9 billion at an average interest rate of 0.23%. The average balance of interest-bearing liabilities for the comparable period in 2015 was $4.8 billion at an average interest rate of 0.17%. The average balance of interest-bearing liabilities during the six months ended June 30, 2016 was $7.5 billion at an average interest rate of 0.19%. The average balance of interest-bearing liabilities for the comparable period in 2015 was $4.7 billion at an average interest rate of 0.18%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2016, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $7.9 billion compared to $4.8 billion at June 30, 2015.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2016, Global Wealth Management non-interest expenses increased 12.7% to $281.0 million from $249.4 million for the comparable period in 2015. For the six months ended June 30, 2016, Global Wealth Management non-interest expenses increased 18.2% to $567.5 million from $480.0 million for the comparable period in 2015.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of June 30, 2016, we have 362 branch offices compared to 349 at June 30, 2015. In addition, since June 30, 2015, we have added 349 financial advisors and 480 support staff.

Compensation and benefits – For the three months ended June 30, 2016, compensation and benefits expense increased 11.4% to $218.6 million from $196.2 million during the three months ended June 30, 2015. For the six months ended June 30, 2016, compensation and benefits expense increased 15.9% to $440.0 million from $379.5 million during the six months ended June 30, 2015. The increase is principally due to increased variable compensation as a result of the Barclays and Sterne acquisitions. Compensation and benefits expense as a percentage of net revenues was 56.6% and 57.4% for the three and six months ended June 30, 2016, respectively, compared to 57.1% and 56.4% for the comparable periods in 2015, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2016, occupancy and equipment rental expense increased 25.8% to $25.3 million from $20.1 million during the comparable period in 2015. For the six months ended June 30, 2016, occupancy and equipment rental expense increased 28.4% to $49.7 million from $38.7 million during the comparable period in 2015. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended June 30, 2016, communications and office supplies expense increased 19.1% to $14.5 million from $12.2 million during the comparable period in 2015. For the six months ended June 30, 2016, communications and office supplies expense increased 20.8% to $28.3 million from $23.4 million during the comparable period in 2015. The increase is primarily attributable to an increase in office supplies expense, as a result of the acquisitions of Sterne Agee and Barclays during the second half of 2015.

Commissions and floor brokerage – For the three months ended June 30, 2016, commissions and floor brokerage expense decreased 3.0% to $4.0 million from $4.1 million during the comparable period in 2015. For the six months ended June 30, 2016, commissions and floor brokerage expense increased 38.8% to $10.3 million from $7.5 million during the comparable period in 2015. The increase is consistent with the increase in commission revenues.

Other operating expenses – For the three months ended June 30, 2016, other operating expenses increased 11.1% to $18.7 million from $16.8 million during the comparable period in 2015. For the six months ended June 30, 2016, other operating expenses increased 26.7% to $39.1 million from $30.9 million during the comparable period in 2015. The increase in other operating expenses is primarily attributable to an increase in an increase in insurance and the provision for loan loss as a result of the growth of Stifel Bank.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2016, income before income taxes increased 11.8% to $105.1 million from $94.0 million during the comparable period in 2015. For the six months ended June 30, 2016, income before income taxes increased 2.9% to $198.4 million from $192.8 million during the comparable period in 2015. Profit margins (income before income taxes as a percent of net revenues) have decreased to 27.2% and 25.9% for the three and six months ended June 30, 2016, respectively, from 27.4% and 28.7% during the comparable periods in 2015, respectively, as a result of an increase in operating expenses.

Results of Operations – Institutional Group

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$54,864	$58,649	(6.5)	21.0%	22.7%
Principal transactions	81,488	51,861	57.1	31.2	20.1
Brokerage revenues	136,352	110,510	23.4	52.2	42.8
Capital raising	56,100	82,690	(32.2)	21.5	32.0
Advisory fees	67,523	63,189	6.9	25.9	24.4
Investment banking	123,623	145,879	(15.3)	47.4	56.4
Interest	3,263	3,370	(3.2)	1.3	1.3
Other income	1,044	552	89.1	0.4	0.2
Total revenues	264,282	260,311	1.5	101.3	100.7
Interest expense	3,362	1,773	89.6	1.3	0.7
Net revenues	260,920	258,538	0.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	153,371	160,077	(4.2)	58.8	61.9
Occupancy and equipment rental	12,303	11,034	11.5	4.7	4.3
Communication and office supplies	17,618	15,966	10.3	6.8	6.2
Commissions and floor brokerage	7,841	5,048	55.3	3.0	2.0
Other operating expenses	27,373	24,471	11.9	10.5	9.4
Total non-interest expenses	218,506	216,596	0.9	83.8	83.8
Income before income taxes	$42,414	$41,942	1.1	16.2%	16.2%

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$121,240	$122,738	(1.2)	24.1%	24.7%
Principal transactions	161,026	110,587	45.6	32.1	22.2
Brokerage revenues	282,266	233,325	21.0	56.2	46.9
Capital raising	100,995	147,707	(31.6)	20.1	29.7
Advisory fees	114,876	112,632	2.0	22.9	22.7
Investment banking	215,871	260,339	(17.1)	43.0	52.4
Interest	7,247	7,196	0.7	1.4	1.4
Other income	3,097	863	258.9	0.7	0.2
Total revenues	508,481	501,723	1.3	101.3	100.9
Interest expense	6,285	4,578	37.3	1.3	0.9
Net revenues	502,196	497,145	1.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	303,989	309,488	(1.8)	60.5	62.3
Occupancy and equipment rental	25,675	23,003	11.6	5.1	4.6
Communication and office supplies	33,596	31,430	6.9	6.7	6.3
Commissions and floor brokerage	13,531	11,739	15.3	2.7	2.4
Other operating expenses	53,700	47,212	13.7	10.7	9.5
Total non-interest expenses	430,491	422,872	1.8	85.7	85.1
Income before income taxes	$71,705	$74,273	(3.5)	14.3%	14.9%

NET REVENUES

For the three months ended June 30, 2016, Institutional Group net revenues increased 0.9% to $260.9 million from $258.5 million for the comparable period in 2015. For the six months ended June 30, 2016, Institutional Group net revenues increased 1.0% to $502.2 million from $497.1 million during the comparable period in 2015.

The increase in net revenues for the three and months ended June 30, 2016 over the comparable periods in 2015 was primarily attributable to an increase in fixed income and equity brokerage revenues; and advisory fees, offset by decreases in fixed income and equity capital raising revenues.

Commissions – For the three months ended June 30, 2016, commission revenues decreased 6.5% to $54.9 million from $58.6 million in the comparable period in 2015. For the six months ended June 30, 2016, commission revenues decreased 1.2% to $121.2 million from $122.7 million in the comparable period in 2015.

Principal transactions – For the three months ended June 30, 2016, principal transactions revenues increased 57.1% to $81.5 million from $51.9 million in the comparable period in 2015. For the six months ended June 30, 2016, principal transaction revenues increased 45.6% to $161.0 million from $110.6 million in the comparable period in 2015.

Brokerage revenues – For the three months ended June 30, 2016, institutional brokerage revenues increased 23.4% to $136.4 million from $110.5 million in the comparable period in 2015. For the six months ended June 30, 2016, institutional brokerage revenues increased 21.0% to $282.3 million from $233.3 million in the comparable period in 2015.

For the three months ended June 30, 2016, fixed income institutional brokerage revenues increased 56.3% to $81.3 million from $52.0 million in the comparable period in 2015. For the six months ended June 30, 2016, fixed income brokerage revenues increased 46.3% to $165.0 million from $112.8 million in the comparable period in 2015. The increase is primarily attributable to an improvement in fixed income trading volumes from the comparable period in 2015 and the contribution from the Sterne acquisition in June 2015.

For the three months ended June 30, 2016, equity institutional brokerage revenues decreased 6.1% to $55.0 million from $58.6 million during the comparable period in 2015. For the six months ended June 30, 2016, equity brokerage revenues decreased 2.7% to $117.3 million from $120.5 million during the comparable period in 2015. The decrease is primarily attributable to market volatility and investor uncertainity.

Investment banking – For the three months ended June 30, 2016, investment banking revenues decreased 15.3% to $123.6 million from $145.9 million during the comparable period in 2015. For the six months ended June 30, 2016, investment banking revenues decreased 17.1% to $215.9 million from $260.3 million during the comparable period in 2015. The decrease is primarily attributable to a decline in equity and fixed income capital raising revenues, offset by an increase in advisory fee revenues during the comparable periods in 2015.

For the three months ended June 30, 2016, capital raising revenues decreased 32.2% to $56.1 million from $82.7 million in the comparable period in 2015. For the six months ended June 30, 2015, capital raising revenues decreased 31.6% to $101.0 million from $147.7 million in the comparable period in 2015.

For the three months ended June 30, 2016, fixed income capital raising revenues decreased 26.5% to $29.1 million from $39.6 million during the comparable period in 2015. For the six months ended June 30, 2016, fixed income capital raising revenues decreased 12.6% to $55.0 million from $62.9 million during the comparable period in 2015. The decrease is primarily attributable to a decrease in the municipal bond origination business.

For the three months ended June 30, 2016, equity capital raising revenues decreased 37.2% to $27.0 million from $43.0 million during the comparable period in 2015. For the six months ended June 30, 2016, equity capital raising revenues decreased 45.8% to $45.9 million from $84.8 million during the comparable period in 2015. The decrease was primarily attributable to a decrease in the number of transactions over the comparable period in 2015.

For the three months ended June 30, 2016, advisory fee revenues increased 6.9% to $67.5 million from $63.2 million in the comparable period in 2015. For the six months ended June 30, 2015, advisory fees increased 2.0% to $114.9 million from $112.6 million in the comparable period in 2015. The increase is primarily attributable to a increase in the number of advisory transactions over the comparable period in 2015.

Other income – For the three months ended June 30, 2016, other income increased 89.3% to $1.0 million from $0.6 million in the comparable period in 2015. For the six months ended June 30, 2016, other income increased 258.9% to $3.1 million from $0.8 million during the comparable period in 2015.

NON-INTEREST EXPENSES

For the three months ended June 30, 2016, Institutional Group non-interest expenses increased 0.9% to $218.5 million from $216.6 million for the comparable period in 2015. For the six months ended June 30, 2016, Institutional Group non-interest expenses increased 1.8% to $430.5 million from $422.9 million during the comparable period in 2015.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 157 revenue producers and 95 support staff since June 30, 2015.

Compensation and benefits – For the three months ended June 30, 2016, compensation and benefits expense decreased 4.2% to $153.4 million from $160.1 million during the comparable period in 2015. For the six months ended June 30, 2016, compensation and benefits expense decreased 1.8% to $304.0 million from $309.5 million during the comparable period in 2015. The decrease is principally due to a decrease in fixed compensation, offset by an increase in variable compensation as a result of higher revenues.

Compensation and benefits expense as a percentage of net revenues was 58.8% and 60.5% for the three and six months ended June 30, 2016, respectively, compared to 61.9% and 62.3% for comparable periods in 2015, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2016, occupancy and equipment rental expense increased 11.5% to $12.3 million from $11.0 million during the comparable period in 2015. For the six months ended June 30, 2016, occupancy and equipment rental expense increased 11.6% to $25.7 million from $23.0 million during the comparable period in 2015. The increase is primarily due to an increase in rent expense.

Communications and office supplies – For the three months ended June 30, 2016, communications and office supplies expense increased 10.3% to $17.6 million from $16.0 million during the comparable period in 2015. For the six months ended June 30, 2016, communications and office supplies expense increased 6.9% to $33.6 million from $31.4 million during the comparable period in 2015. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the three months ended June 30, 2016, commissions and floor brokerage expense increased 55.3% to $7.8 million from $5.0 million during the comparable period in 2015. For the six months ended June 30, 2016, commissions and floor brokerage expense increased 15.3% to $13.5 million from $11.7 million during the comparable period in 2015. The increase is primarily attributable to an increase in clearing expense.

Other operating expenses – For the three months ended June 30, 2016, other operating expenses increased 11.9% to $27.4 million from $24.5 million during the comparable period in 2015. For the six months ended June 30, 2016, other operating expenses increased 13.7% to $53.7 million from $47.2 million during the comparable period in 2015. The increase is primarily attributable to an increase in travel and promotion expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2016, income before income taxes for the Institutional Group segment increased 1.1% to $42.4 million from $41.9 million during the comparable period in 2015. For the six months ended June 30, 2016, income before income taxes for the Institutional Group segment decreased 3.5% to $71.7 million from $74.3 million during the comparable period in 2015. Profit margins (income before income taxes as a percentage of net revenues) have declined to 16.2% and 14.3% for the three and six months ended June 30, 2016, respectively, from 16.2% and 14.9% during the comparable periods in 2015, respectively, as a result of an increase in operating expenses.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2016 Compared with Three and Six Months Ended June, 2015

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Net revenues	$5,186	$(4,169)	224.4	$4,080	$(11,204)	136.4
Non-interest expenses:
Compensation and benefits	88,099	53,687	64.1	127,178	76,726	65.8
Other operating expenses	48,761	39,990	21.9	87,288	71,029	22.9
Total non-interest expenses	136,860	93,677	46.1	214,466	147,755	45.1
Loss before income taxes	$(131,674)	$(97,846)	34.6	$(210,386)	$(158,959)	32.4

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$50,136	$39,641	26.5	$66,565	$43,050	54.6
Other operating expenses	18,355	15,082	21.7	28,475	19,704	44.5
Total non-interest expenses	$68,491	$54,723	25.2	$95,040	$62,754	51.4

The above expenses are related to the acquisitions of Eaton Partners and ISM in 2016; Barclays and Sterne in 2015; Merchant Capital, 1919 Investment Counsel, Oriel, and De La Rosa in 2014; and ZCM, the Fixed Income Sales and Trading Business from Knight Capital, and KBW in 2013.

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$37,963	$14,046	170.3	$60,613	$33,676	80.0
Other operating expenses	30,406	24,908	22.1	58,813	51,325	14.6
Total non-interest expenses	$68,369	$38,954	75.5	$119,426	$85,001	40.5

Non-interest expenses for the three months ended June 30, 2016 increased 75.5% from the comparable period in 2015. The increase consisted of a $23.9 million, or 170.3%, increase in compensation and benefits and a $5.5 million, or 22.1%, in other operating expenses. Non-interest expenses for the six months ended June 30, 2016 increased 40.5% from the comparable period in 2015. The increase consisted of a $26.9 million, or 80.0%, increase in compensation and benefits and a $7.5 million, or 14.6%, in other operating expenses. These increases are primarily attributable to the building out of our infrastructure and our regulatory compliance enhancement measures.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2016, our total assets increased 15.5% to $15.4 billion from $13.3 billion at December 31, 2015. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2016, our liabilities were comprised primarily of borrowings of $1.2 billion, senior notes of $740.8 million, net of debt issuance costs, trust preferred securities of $67.5 million, deposits of $7.9 billion at Stifel Bank, and payables to customers of $898.2 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses of $362.6 million, and accrued employee compensation of $176.9 million. To meet our obligations to clients and operating needs, we had $364.1 million in cash and cash equivalents at June 30, 2016. We also had client brokerage receivables of $1.4 billion and $4.4 billion in loans (including loans held for sale) at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $446.9 million to $364.1 million at June 30, 2016, from $811.0 million at December 31, 2015. Operating activities used $432.0 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities, offset net income recognized during the six months ended June 30, 2016. Investing activities used cash of $2.2 billion due to the growth of our investment portfolio, growth of the loan portfolio, business acquisitions, and fixed asset purchases, offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $2.2 billion principally due to an increase in bank deposits and proceeds received from short-term borrowings and FHLB advances, offset by repurchases of our common stock and the extinguishment of the Stifel Financial Capital Trust.

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

As of June 30, 2016, we had $15.4 billion in assets, $6.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2016	December 31, 2015	Average Conversion
Cash and cash equivalents	$364,101	$811,019
Receivables from brokers, dealers, and clearing organizations	533,264	601,831	3 days
Securities purchased under agreements to resell	293,766	160,423	1 day
Financial instruments owned at fair value	1,084,300	747,348	12 days
Available-for-sale securities at fair value	2,466,706	1,629,907	3 days
Held-to-maturity securities at amortized cost	2,119,888	1,855,399	3 days
Investments	80,003	87,864	5 days
Total cash and assets readily convertible to cash	$6,942,028	$5,893,791

As of June 30, 2016 and December 31, 2015, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2016		December 31, 2015
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$87,239	—	$39,324	$—
Financial instruments owned at fair value	317,002	935,783	278,674	508,538
Investment portfolio (available-for-sale and held-to-maturity)	—	4,118,910	—	2,032,503
Investments	—	31,102	—	35,688
	$404,241	$5,085,795	$317,998	$2,576,729

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2016, the maximum number of shares that may yet be purchased under this plan was 8.0 million.

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

At June 30, 2016, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2016, available cash and highly liquid investments comprised approximately 37% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, Federal Home Loan Bank advances, and federal funds agreements. At June 30, 2016, we have $52.1 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $364.1 million of cash and cash equivalents at June 30, 2016, compared to $811.0 million at December 31, 2015. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.5 billion in available-for-sale investment securities at June 30, 2016, compared to $1.6 billion at December 31, 2015. As of June 30, 2016, the weighted-average life of the investment securities portfolio was approximately 2.0 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2016, we had $7.9 billion in deposits compared to $6.6 billion at December 31, 2015. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at June 30, 2016, totaled $980.0 million with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $525.7 million during the six months ended June 30, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $629.0 million.

The Federal Home Loan advances as of June 30, 2016 are floating-rate advances. The weighted average interest rates during the three months ended June 30, 2016 on these advances is 1.32%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of June 30, 2016, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”). The Term Loans mature on August 3, 2016. The interest rate under the Amended and Restated Credit Agreement is calculated as a per annum rate equal to LIBOR, as defined. During the three months ended June 30, 2016, the weighted average interest rate on these term loans was 1.96%. The Term Loans were paid-off in July 2016.
Unsecured borrowings – Our committed bank line financing at June 30, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At June 30, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $2.6 billion at June 30, 2016 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2016, outstanding FHLB advances were $865.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $1.1 billion with the Fed’s discount window at June 30, 2016. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $7.9 billion at June 30, 2016.

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

On December 1, 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “December 2015 Notes”). Interest on the December 2015 Notes is payable semi-annually in arrears. We may redeem the December 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In December 2015, we received a BBB- rating on the 2015 Notes.

On July 11, 2016, the Company completed the pricing of an additional $200.0 million in aggregate principal amount of the Company’s 2014 Notes. The 2014 Notes mature in July 2024 and bear interest at 4.250%, payable semi-annually in arrears on January 18 and July 18. The 2015 Notes were issued with an effective yield of 4.034%. Proceeds from the 2014 Notes issuance of $201.6 million, after commissions, and expenses, were used to repay our outstanding December 2012 Notes and general corporate purposes.

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

Use of Capital Resources

During the six months ended June 30, 2016, we repurchased $95.1 million, or 2.8 million shares, at an average price of $33.79 per share.

On January 4, 2016, the Company completed the acquisition of Eaton Partners, a global fund placement and advisory firm. Eaton Partners will retain its brand name and will be run as a Stifel company. The acquisition was funded with cash from operations and our common stock.

On May 5, 2016, the Company completed the acquisition of ISM, an independent investment bank focused on international debt capital markets. The acquisition of ISM adds to the Company’s debt capital markets origination, sales and research capabilities in Europe, including an end-to-end platform for convertible securities and other equity-linked debt instruments. The acquisition was funded with cash from operations.

We have paid $47.8 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2016. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2016, and the years ended December 31, 2017, 2018, 2019, 2020, and thereafter are $49.6 million, $86.7 million, $71.4 million, $56.6 million, $41.0 million, and $98.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At June 30, 2016, the total number of stock units outstanding was 21.3 million, of which 17.5 million were unvested. At June 30, 2016, the total number of performance-based restricted stock units was 0.5 million, of which all were unvested At June 30, 2016, there was unrecognized compensation cost for stock units of approximately $423.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining six months in 2016, and the years ended December 31, 2017, 2018, 2019, 2020, and thereafter are $58.6 million, $101.3 million, $86.0 million, $65.8 million, $51.5 million, and $59.8 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2016, Stifel had net capital of $268.3 million, which was 16.8% of aggregate debit items and $236.4 million in excess of its minimum required net capital. At June 30, 2016, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2015, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2016, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the six months ending June 30, 2016 of $4.9 million, and anticipate cumulative future cash savings of $97.4 million as of result of the tax amortization of goodwill.

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

We manage our trading businesses by product and have established trading departments that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory position. Position limits in trading inventory accounts are established by our Enterprise Risk Management department and monitored on a daily basis within the business units. We monitor inventory levels and results of the trading departments, as well as inventory aging, pricing, concentration, securities ratings, and risk sensitivities.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2016, and the daily VaR at June 30, 2016 and December 31, 2015 (in thousands):

	Six Months Ended June 30,			VAR Calculation at
	High	Low	Daily Average	June 30, 2016	December 31, 2015
Daily VaR	$7,132	$2,479	$4,943	$3,426	$3,620

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

The following table illustrates the estimated change in net interest margin at June 30, 2016, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	12.4%
+100	6.6%
0	0.0%
-100	(21.3%)
-200	(34.0%)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at June 30, 2016 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$3,386,520	$102,190	$945,151	$184,227
Securities	2,365,743	196,085	1,446,946	580,011
Interest-bearing cash	39,475	—	—	—
	$5,791,738	$298,275	$2,392,097	$764,238
Interest-bearing liabilities:
Transaction accounts and savings	$6,407,797	$113,561	$1,351,164	$—
Certificates of deposit	4,452	1,459	3,147	—
Borrowings	867,613	2,659	11,113	16,675
	$7,279,862	$117,679	$1,365,424	$16,675
GAP	$(1,488,124)	$180,596	$1,026,673	$747,563
Cumulative GAP	$(1,488,124)	$(1,307,528)	$(280,855)	$466,708

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion, and the fair value of the collateral that had been sold or repledged was $317.0 million.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1. in our Form 10-Q for the quarter ended June 30, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30June 30, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

April 1 - 30, 2016	125,000	$29.70	125,000	8,030,235
May 1 - 31, 2016	-	-	-	8,030,235
June 1 - 30, 2016	-	-	-	8,030,235
	125,000	$29.70	125,000

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2016, the maximum number of shares that may yet be purchased under this plan was 8.0 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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

Date:  August 8, 2016