Form 10-Q
period 2016-09-30
STIFEL FINANCIAL CORP
filed 2016-11-09
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on November 1, 2016, was 66,253,838.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2016	December 31, 2015
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$675,057	$811,019
Cash segregated for regulatory purposes	166	227,727
Receivables:
Brokerage clients, net	1,443,492	1,599,218
Brokers, dealers, and clearing organizations	548,470	601,831
Securities purchased under agreements to resell	297,827	160,423
Financial instruments owned, at fair value	1,148,785	749,443
Available-for-sale securities, at fair value	3,145,267	1,629,907
Held-to-maturity securities, at amortized cost	2,241,203	1,855,399
Loans held for sale, at lower of cost or market	217,316	189,921
Bank loans, net	4,956,676	3,143,515
Investments, at fair value	153,595	181,017
Fixed assets, net	173,874	181,966
Goodwill	989,126	915,602
Intangible assets, net	92,638	63,177
Loans and advances to financial advisors and other employees, net	407,233	401,293
Deferred tax assets, net	254,587	285,127
Other assets	459,596	329,466
Total Assets	$17,204,908	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	September 30, 2016	December 31, 2015
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$931,358	$1,000,422
Brokers, dealers, and clearing organizations	464,617	438,031
Drafts	59,909	183,857
Securities sold under agreements to repurchase	261,734	278,674
Bank deposits	9,885,441	6,638,356
Financial instruments sold, but not yet purchased, at fair value	665,757	521,744
Accrued compensation	242,714	363,791
Accounts payable and accrued expenses	404,208	349,040
Federal Home Loan Bank advances	500,000	148,000
Borrowings	234,200	89,084
Senior notes	795,780	740,136
Debentures to Stifel Financial Capital Trusts	67,500	82,500
Total liabilities	14,513,218	10,833,635
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; 6,000 issued	150,000	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,507,842 shares, respectively	10,426	10,426
Additional paid-in-capital	1,824,066	1,820,772
Retained earnings	852,422	805,685
Accumulated other comprehensive loss	(34,119)	(39,533)
	2,802,795	2,597,350
Treasury stock, at cost, 3,286,400 and 2,483,071 shares, respectively	(111,105)	(104,934)
Total Shareholders’ Equity	2,691,690	2,492,416
Total Liabilities and Shareholders’ Equity	$17,204,908	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Commissions	$171,272	$194,083	$551,306	$562,249
Principal transactions	117,002	95,593	364,376	281,794
Investment banking	144,799	118,753	378,582	400,302
Asset management and service fees	144,206	130,636	433,305	364,442
Interest	74,881	43,376	203,488	129,964
Other income	9,209	18,930	33,804	44,471
Total revenues	661,369	601,371	1,964,861	1,783,222
Interest expense	19,383	9,796	50,756	32,914
Net revenues	641,986	591,575	1,914,105	1,750,308
Non-interest expenses:
Compensation and benefits	434,236	404,205	1,305,372	1,169,896
Occupancy and equipment rental	62,453	53,282	178,455	145,798
Communications and office supplies	31,182	35,678	105,268	96,026
Commissions and floor brokerage	10,777	12,430	34,653	31,623
Other operating expenses	75,356	63,632	202,669	176,480
Total non-interest expenses	614,004	569,227	1,826,417	1,619,823
Income from operations before income tax expense	27,982	22,348	87,688	130,485
Provision for income taxes	10,168	5,169	33,048	49,321
Net income	17,814	17,179	54,640	81,164
Preferred dividends	1,563	-	1,563	-
Net income available to common shareholders	$16,251	$17,179	$53,077	$81,164

Earnings per common share:
Basic	$0.24	$0.25	$0.79	$1.18
Diluted	$0.21	$0.22	$0.69	$1.04
Weighted-average number of common shares outstanding:
Basic	66,482	69,633	66,950	68,675
Diluted	77,544	79,759	76,612	78,326

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$17,814	$17,179	$54,640	$81,164
Other comprehensive income/(loss), net of tax: [1]
Changes in unrealized gains/(losses) on available-for-sale securities [2]	4,494	(1,827)	14,915	1,770
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	1,633	1,216	2,942	3,491
Changes in unrealized gains/(losses) on cash flow hedging instruments [3]	4,279	(289)	(4,128)	199
Foreign currency translation adjustment	(1,036)	(2,935)	(8,315)	(1,620)
Total other comprehensive income/(loss), net of tax	9,370	(3,835)	5,414	3,840
Comprehensive income	$27,184	$13,344	$60,054	$85,004

(1)

Net of tax expense of $5.8 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively. Net of tax expense of $3.4 million and tax expense of $2.4 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)

There were no reclassifications to earnings during the three and nine months ended September 30, 2016. Amounts are net of reclassifications to earnings of realized gains of $0.2 million and $2.1 million for the three and nine months ended September 30, 2015, respectively.

(3)

Amounts are net of reclassifications to earnings of losses of $1.4 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively. Amounts are net of reclassifications to earnings of losses of $4.3 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$54,640	$81,164
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	31,928	27,386
Amortization of loans and advances to financial advisors and other employees	53,046	50,529
Amortization of premium on investment portfolio	8,561	2,557
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	11,402	5,509
Amortization of intangible assets	10,558	5,952
Deferred income taxes	26,448	8,814
Excess tax deficit/(tax benefits) from stock-based compensation	5,797	(17,031)
Stock-based compensation	149,093	110,569
Losses on sale of investments	3,680	10,102
Gain on extinguishment of Stifel Financial Capital Trust	(5,607)	—
Other, net	4,479	278
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	226,903	49,325
Receivables:
Brokerage clients	149,744	(112,106)
Brokers, dealers, and clearing organizations	36,681	33,517
Securities purchased under agreements to resell	(137,404)	(33,389)
Financial instruments owned, including those pledged	(399,342)	31,484
Mortgages originated as held for sale	(1,919,714)	(1,347,547)
Proceeds from mortgages held for sale	1,893,352	1,317,242
Loans and advances to financial advisors and other employees	(61,660)	(68,468)
Other assets	(135,030)	19,619
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(69,064)	102,353
Brokers, dealers, and clearing organizations	(42,812)	50,028
Drafts	(123,948)	(5,682)
Financial instruments sold, but not yet purchased	144,013	(74,942)
Other liabilities and accrued expenses	(142,799)	(248,703)
Net cash used in operating activities	$(227,055)	$(1,440)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$140,453	$853,441
Calls and principal paydowns of held-to-maturity securities	163,913	82,941
Sale or maturity of investments	33,615	52,959
Disposition of business, net	12,597	—
Increase in bank loans, net	(1,821,877)	(375,194)
Payments for:
Purchase of available-for-sale securities	(1,637,419)	(423)
Purchase of held-to-maturity securities	(551,984)	—
Purchase of investments	(9,873)	(17,086)
Purchase of fixed assets	(21,315)	(61,663)
Acquisitions, net of cash received	(71,924)	18,456
Net cash provided by/(used in) investing activities	(3,763,814)	553,431
Cash Flows From Financing Activities:
Proceeds from borrowings, net	145,116	86,617
Proceeds from Federal Home Loan Bank advances, net	352,000	96,000
Payment of contingent consideration	—	(29,598)
Proceeds from issuance of senior notes, net	201,632	—
Proceeds from issuance of preferred stock, net	145,275	—
(Decrease)/increase in securities sold under agreements to repurchase	(16,940)	67,757
Increase/(decrease) in bank deposits, net	3,247,085	(673,270)
Increase in securities loaned	69,055	42,752
Excess (tax deficit)/tax benefits from stock-based compensation	(5,797)	17,031
Proceeds from stock option exercises	214	343
Repurchase of common stock	(113,462)	(65,858)
Cash dividends on preferred stock	(1,563)	—
Extinguishment of Stifel Financial Capital Trust	(9,393)	—
Repayment of senior notes	(150,000)	(175,000)
Net cash provided by financing activities	3,863,222	(633,226)
Effect of exchange rate changes on cash	(8,315)	(1,447)
Decrease in cash and cash equivalents	(135,962)	(82,682)
Cash and cash equivalents at beginning of period	811,019	689,782
Cash and cash equivalents at end of period	$675,057	$607,100
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$22,063	$45,115
Cash paid for interest	46,617	29,673
Noncash financing activities:
Unit grants, net of forfeitures	158,345	132,145
Issuance of common stock for acquisitions	11,427	80,981
Shares surrendered into treasury	—	223

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

NOTE 2 – Recently Issued Accounting Guidance

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our Company), including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

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

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015 (January 1, 2016 for our company) and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Upon the adoption of ASU 2015-03 by our company on January 1, 2016, the impact was a reduction in both other assets and senior notes of $9.9 million. In accordance with ASU No. 2015-03, previously reported amounts have been conformed to the current presentation, as reflected in the consolidated statements of financial condition. The impact as of December 31, 2015 was a reduction to both total assets and total liabilities of $9.9 million.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2016 and December 31, 2015, included (in thousands):

	September 30, 2016	December 31, 2015
Deposits paid for securities borrowed	$428,274	$318,105
Securities failed to deliver	60,777	23,649
Receivables from clearing organizations	59,419	260,077
	$548,470	$601,831

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2016 and December 31, 2015, included (in thousands):

	September 30, 2016	December 31, 2015
Deposits received from securities loaned	$398,741	$329,670
Payable to clearing organizations	36,317	92,008
Securities failed to receive	29,559	16,353
	$464,617	$438,031

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

We have identified Level 3 financial instruments to include certain equity securities with unobservable pricing inputs and certain non-agency mortgage-backed securities. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Investments

Investments carried at fair value primarily include U.S. government securities, corporate equity securities, auction-rate securities (“ARS”), and private company investments.

Corporate equity securities and U.S. government securities are valued based on quoted prices in active markets and reported in Level 1.

ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs. ARS are reported as Level 3 assets.

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

Investments in Funds That Are Measured at Net Asset Value Per Share

Investments at fair value include investments in funds, including certain money market funds, that are measured at NAV. The Company uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. The Company adopted ASU No. 2015-07 in January 2016 and, as required, disclosures in the paragraphs and tables below are limited to only those investments in funds that are measured at NAV. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	September 30, 2016
	Fair value of investments	Unfunded commitments
Private company investments	$28,868	$9,169
Partnership interests	17,030	1,822
Mutual funds	15,373	—
Private equity funds	9,326	9,335
Money market funds	19,946	—
Total	$90,543	$20,326

	December 31, 2015
	Fair value of investments	Unfunded commitments
Private company investments	$34,385	$14,178
Partnership interests	22,502	2,018
Mutual funds	20,399	—
Private equity funds	12,970	9,352
Money market funds	77,097	—
Total	$167,353	$25,548

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, are presented below (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$19,616	$19,616	$—	$—
U.S. government agency securities	226,632	—	226,632	—
Mortgage-backed securities:
Agency	295,666	—	295,666	—
Non-agency	35,369	—	34,213	1,156
Corporate securities:
Fixed income securities	271,785	5,099	266,407	279
Equity securities	27,995	26,984	545	466
State and municipal securities	271,722	—	271,722	—
Total financial instruments owned	1,148,785	51,699	1,095,185	1,901
Available-for-sale securities:
U.S. government agency securities	4,446	402	4,044	—
State and municipal securities	73,860	—	73,860	—
Mortgage-backed securities:
Agency	365,636	—	365,636	—
Commercial	77,271	—	77,271	—
Non-agency	2,091	—	2,091	—
Corporate fixed income securities	828,770	—	828,770	—
Asset-backed securities	1,793,193	—	1,793,193	—
Total available-for-sale securities	3,145,267	402	3,144,865	—
Investments:
Corporate equity securities	26,385	22,040	—	4,345
Auction rate securities:
Equity securities	50,607	—	—	50,607
Municipal securities	1,356	—	—	1,356
Other [1]	4,650	—	383	4,267
Investments in funds measured at NAV	70,597
Total investments	153,595	22,040	383	60,575
Cash equivalents measured at NAV	19,946
	$4,467,593	$74,141	$4,240,433	$62,476

[1]	Includes certain private company and other investments.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$319,219	$319,219	$—	$—
Agency mortgage-backed securities	116,506	—	116,506	—
Corporate securities:
Fixed income securities	207,080	1,487	205,593	—
Equity securities	22,905	22,905	—	—
State and municipal securities	47	—	47	—
Total financial instruments sold, but not yet purchased	665,757	343,611	322,146	—
Derivative contracts [2]	10,599	—	10,599	—
	$676,356	$343,611	$332,745	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, are presented below (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$45,167	$45,167	$—	$—
U.S. government agency securities	116,949	—	116,949	—
Mortgage-backed securities:
Agency	205,473	—	205,473	—
Non-agency	33,319	—	31,843	1,476
Corporate securities:
Fixed income securities	203,910	13,203	190,707	—
Equity securities	31,642	29,388	1,635	619
State and municipal securities	112,983	—	112,983	—
Total financial instruments owned	749,443	87,758	659,590	2,095
Available-for-sale securities:
U.S. government agency securities	1,698	—	1,698	—
State and municipal securities	74,167	—	74,167	—
Mortgage-backed securities:
Agency	304,893	—	304,893	—
Commercial	11,310	—	11,310	—
Non-agency	2,518	—	2,518	—
Corporate fixed income securities	319,408	—	319,408	—
Asset-backed securities	915,913	—	915,913	—
Total available-for-sale securities	1,629,907	—	1,629,907	—
Investments:
Corporate equity securities	30,737	26,436	—	4,301
U.S. government securities	102	102	—	—
Auction rate securities:
Equity securities	55,710	—	5,268	50,442
Municipal securities	1,315	—	—	1,315
Other [1]	2,897	4	2,873	20
Investments measured at NAV	90,256
Total investments	181,017	26,542	8,141	56,078
Cash equivalents measured at NAV	77,097
	$2,637,464	$114,300	$2,297,638	$58,173

[1]	Includes certain private company and other investments.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$186,030	$186,030	$—	$—
Agency mortgage-backed securities	50,830	—	50,830	—
Corporate securities:
Fixed income securities	255,700	3,601	252,099	—
Equity securities	29,184	22,894	6,290	—
Total financial instruments sold, but not yet purchased	521,744	212,525	309,219	—
Derivative contracts [2]	3,591	—	3,591	—
	$525,335	$212,525	$312,810	$—

[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at June 30, 2016	$1,235	292	$619	$4,529	$50,750	$1,355	$1,240
Unrealized gains/(losses):
Included in changes in net assets [2]	—	—	(406)	816	57	1	—
Included in OCI [3]	—	—	—	—	—	—	—
Realized gains/(losses) [2]	42	—	—	(999)	—	—	—
Purchases	—	—	253	—	50	—	3,027
Sales	(1)	—	—	(1)	—	—	—
Redemptions	(120)	(13)	—	—	(250)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	(79)	(13)	(153)	(184)	(143)	1	3,027
Balance at September 30, 2016	$1,156	$279	$466	$4,345	$50,607	$1,356	$4,267
[1]	Includes private company and other investments.
[2]	Realized and unrealized gains related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
[3]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended September 30, 2016
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other [1]
Balance at December 31, 2015	$1,476	—	$619	$2,942	$50,442	$1,315	$20
Unrealized gains/(losses):
Included in changes in net assets [2]	(18)	—	(406)	2,403	840	41	—
Included in OCI [3]	—	—	—	—	—	—	—
Realized gains/(losses) [2]	51	—	—	(999)	—	—	—
Purchases	—	292	253	—	50	—	3,782
Sales	(1)	—	—	(1)	—	—	—
Redemptions	(352)	(13)	—	—	(725)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	465
Out of Level 3	—	—	—	—	—	—	—
Net change	(320)	279	(153)	1,403	165	41	4,247
Balance at September 30, 2016	$1,156	$279	$466	$4,345	$50,607	$1,356	$4,267
[1]	Includes private company and other investments.
[2]	Realized and unrealized gains related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

3Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the nine months ended September 30, 2016 were principally a result of purchases of partnership interests. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2016, relating to Level 3 assets still held at September 30, 2016, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of September 30, 2016.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.8 - 11.7%	5.8%
		Workout period	1 - 3 years	2.5 years
Municipal securities	Discounted cash flow	Discount rate	0.0 - 10.4%	4.9%
		Workout period	1 - 4 years	2.1 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $0.3 million and $1.5 million of transfers of financial assets from Level 2 to Level 1 during the three and nine months ended September 30, 2016, respectively, primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $3.7 million and $6.2 million of transfers of financial assets from Level 1 to Level 2 during the three and nine months ended September 30, 2016, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were $0.5 million of transfers into Level 3 during the nine months ended September 30, 2016.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2016 and December 31, 2015, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$675,057	$675,057	$811,019	$811,019
Cash segregated for regulatory purposes	166	166	227,727	227,727
Securities purchased under agreements to resell	297,827	297,827	160,423	160,423
Financial instruments owned	1,148,785	1,148,785	749,443	749,443
Available-for-sale securities	3,145,267	3,145,267	1,629,907	1,629,907
Held-to-maturity securities	2,241,203	2,300,092	1,855,399	1,874,998
Loans held for sale	217,316	217,316	189,921	189,921
Bank loans	4,956,676	5,027,419	3,143,515	3,188,402
Investments	153,595	153,595	181,017	181,017
Financial liabilities:
Securities sold under agreements to repurchase	$261,734	$261,734	$278,674	$278,674
Bank deposits	9,885,441	9,683,872	6,638,356	6,627,818
Financial instruments sold, but not yet purchased	665,757	665,757	521,744	521,744
Derivative contracts [1]	10,599	10,599	3,591	3,591
Borrowings	234,200	234,200	89,084	89,084
Federal Home Loan Bank advances	500,000	500,000	148,000	148,000
Senior notes	795,780	809,971	740,136	736,135
Debentures to Stifel Financial Capital Trusts	67,500	49,466	82,500	72,371

[1]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$655,111	$655,111	$—	$—
Cash segregated for regulatory purposes	166	166	—	—
Securities purchased under agreements to resell	297,827	282,202	15,625	—
Held-to-maturity securities	2,300,092	—	2,078,767	221,325
Loans held for sale	217,316	—	217,316	—
Bank loans	5,027,419	—	5,027,419	—
Financial liabilities:
Securities sold under agreements to repurchase	$261,734	$—	$261,734	$—
Bank deposits	9,683,872	—	9,683,872	—
Borrowings	234,200	—	234,200	—
Federal Home Loan Bank advances	500,000	500,000	—	—
Senior notes	809,971	809,971	—	—
Debentures to Stifel Financial Capital Trusts	49,466	—	—	49,466

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$733,922	$733,922	$—	$—
Cash segregated for regulatory purposes	227,727	227,727	—	—
Securities purchased under agreements to resell	160,423	160,423	-	—
Held-to-maturity securities	1,874,998	—	1,317,582	557,416
Loans held for sale	189,921	—	189,921	—
Bank loans	3,188,402	—	3,188,402	—
Financial liabilities:
Securities sold under agreements to repurchase	$278,674	$278,674	$—	$—
Bank deposits	6,627,818	—	6,627,818	—
Borrowings	89,084	—	89,084	—
Federal Home Loan Bank advances	148,000	148,000	—	—
Senior notes	736,135	736,135	—	—
Debentures to Stifel Financial Capital Trusts	72,371	—	—	72,371

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2016 and December 31, 2015.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2016 and December 31, 2015 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency mortgage-backed securities, asset-backed securities, consisting of collateralized loan obligation securities and corporate fixed income securities. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Market value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices.

Bank Loans

The fair values of mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans, with similar remaining maturities, would be made and considering liquidity spreads applicable to each loan portfolio based on the secondary market.

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2016 and December 31, 2015 approximate fair value due to the short-term nature.

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

Debentures to Stifel Financial Capital Trusts

The fair value of our trust preferred securities is based on the discounted value of contractual cash flows. We have assumed a discount rate based on the coupon achieved in our 4.250% senior notes due 2024.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Financial instruments owned:
U.S. government securities	$19,616	$45,167
U.S. government agency securities	226,632	116,949
Mortgage-backed securities:
Agency	295,666	205,473
Non-agency	35,369	33,319
Corporate securities:
Fixed income securities	271,785	203,910
Equity securities	27,995	31,642
State and municipal securities	271,722	112,983
	$1,148,785	$749,443
Financial instruments sold, but not yet purchased:
U.S. government securities	$319,219	$186,030
Agency mortgage-backed securities	116,506	50,830
Corporate securities:
Fixed income securities	207,080	255,700
Equity securities	22,905	29,184
State and municipal securities	47	—
	$665,757	$521,744

At September 30, 2016 and December 31, 2015, financial instruments owned in the amount of $711.4 million and $508.5 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,440	$8	$(2)	$4,446
State and municipal securities	75,707	45	(1,892)	73,860
Mortgage-backed securities:
Agency	366,610	820	(1,794)	365,636
Commercial	77,752	78	(559)	77,271
Non-agency	2,244	-	(153)	2,091
Corporate fixed income securities	819,843	9,247	(320)	828,770
Asset-backed securities	1,785,675	9,834	(2,316)	1,793,193
	$3,132,271	$20,032	$(7,036)	$3,145,267
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,643,479	$48,873	$(398)	$1,691,954
Commercial	59,566	3,701	—	63,267
Non-agency	701	—	(13)	688
Asset-backed securities	497,362	7,873	(1,312)	503,923
Corporate fixed income securities	40,095	165	—	40,260
	$2,241,203	$60,612	$(1,723)	$2,300,092

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,700	$1	$(3)	$1,698
State and municipal securities	75,953	28	(1,814)	74,167
Mortgage-backed securities:
Agency	306,309	125	(1,541)	304,893
Commercial	11,177	134	(1)	11,310
Non-agency	2,679	2	(163)	2,518
Corporate fixed income securities	321,017	743	(2,352)	319,408
Asset-backed securities	922,563	774	(7,424)	915,913
	$1,641,398	$1,807	$(13,298)	$1,629,907
Held-to-maturity securities [2]
Mortgage-backed securities:
Agency	$1,257,808	$23,346	$(3,105)	$1,278,049
Commercial	59,521	1,832	—	61,353
Non-agency	929	—	(15)	914
Asset-backed securities	496,996	2,076	(4,139)	494,933
Corporate fixed income securities	40,145	—	(396)	39,749
	$1,855,399	$27,254	$(7,655)	$1,874,998

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
[2]

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

During the three and nine months ended September 30, 2016, there were no sales of available-for-sale securities. For the three and nine months ended September 30, 2015, we received proceeds of $89.0 million and $641.6 million, respectively, from the sale of available-for-sale securities, which resulted in net realized gains of $0.1 million and $3.2 million, respectively.

During the three months ended September 30, 2016, unrealized gains, net of deferred taxes, of $4.4 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the three months ended September 30, 2015, unrealized losses, net of deferred taxes, of $1.8 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

During the nine months ended September 30, 2016, unrealized gains, net of deferred taxes, of $14.9 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the nine months ended September 30, 2015, unrealized gains, net of deferred taxes, of $1.8 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost		Estimated Fair Value
Debt securities
Within one year	$23,542	$23,575	$		$
After one year through three years	272,434	274,519		40,095		40,260
After three years through five years	400,553	406,700		—		—
After five years through ten years	618,997	620,642		—		—
After ten years	1,370,139	1,374,833		497,361		503,923
Mortgage-backed securities
Within one year	23	23		—		—
After one year through three years	—	—		—		—
After three years through five years	—	—		59,566		63,267
After five years through ten years	59,143	58,674		181,413		183,657
After ten years	387,440	386,301		1,462,768		1,508,985
	$3,132,271	$3,145,267		$2,241,203		$2,300,092

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2016, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: [1]
U.S. government agency securities	$1,428	$3,018	$—	$—	$4,446
State and municipal securities	—	—	17,337	56,523	73,860
Mortgage-backed securities:	—		-	-
Agency	—	—	517	365,119	365,636
Commercial	—	—	58,157	19,114	77,271
Non-agency	23	—	—	2,068	2,091
Corporate fixed income securities	22,146	678,202	128,422	—	828,770
Asset-backed securities	—	—	474,884	1,318,309	1,793,193
	$23,597	$681,220	$679,317	$1,761,133	$3,145,267
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$181,413	$1,462,066	$1,643,479
Commercial	—	59,566	—	—	59,566
Non-agency	—	—	—	701	701
Asset-backed securities	—	—	—	497,362	497,362
Corporate fixed income securities	—	40,095	—	—	40,095
	$—	$99,661	$181,413	$1,960,129	$2,241,203

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2016 and December 31, 2015, securities of $1.9 billion and $1.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2016 and December 31, 2015, securities of $1.7 billion and $1.1 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(2)	$1,808	$—	$—	$(2)	$1,808
State and municipal securities	(33)	9,467	(1,859)	61,659	(1,892)	71,126
Mortgage-backed securities:
Agency	(1,739)	224,447	(55)	7,550	(1,794)	231,997
Commercial	(559)	75,379	—	—	(559)	75,379
Non-agency	—	23	(153)	2,016	(153)	2,039
Corporate fixed income securities	(320)	175,119	—	—	(320)	175,119
Asset-backed securities	(2,233)	241,700	(83)	11,375	(2,316)	253,075
	$(4,886)	$727,943	$(2,150)	$82,600	$(7,036)	$810,543
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(377)	$192,269	$(21)	$1,595	$(398)	$193,864
Non-agency	—	—	(13)	689	(13)	689
Asset-backed securities	(80)	49,920	(1,232)	61,718	(1,312)	111,638
Corporate fixed income securities	—	—	—	—	—	—
	$(457)	$242,189	$(1,266)	$64,002	$(1,723)	$306,191

At September 30, 2016, the amortized cost of 73 securities classified as available for sale exceeded their fair value by $7.0 million, of which $2.2 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2016, was $810.5 million, which was 25.8% of our available-for-sale portfolio.

At September 30, 2016, the carrying value of 21 securities held to maturity exceeded their fair value by $1.7 million, of which $1.3 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and nine months ended September 30, 2016 and 2015.

We believe the gross unrealized losses of $8.8 million related to our investment portfolio, as of September 30, 2016, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2016 and December 31, 2015 (in thousands, except percentages):

	September 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
Residential real estate	$1,804,112	36.1%	$429,132	13.5%
Commercial and industrial	1,558,284	31.2	1,216,656	38.2
Securities-based loans	1,452,913	29.1	1,388,953	43.7
Consumer	92,574	1.9	36,846	1.2
Commercial real estate	63,680	1.3	92,623	2.9
Home equity lines of credit	14,414	0.3	12,475	0.4
Construction and land	11,067	0.2	3,899	0.1
Gross bank loans	4,997,044	100.0%	3,180,584	100.0%
Unamortized loan premium/(discount), net	739		(5,296)
Unamortized loan fees, net of loan fees	(2,401)		(1,567)
Loans in process	439		(419)
Allowance for loan losses	(39,145)		(29,787)
Bank loans, net	$4,956,676		$3,143,515

At September 30, 2016 and December 31, 2015, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.5 million and $2.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $8.6 million and $7.2 million, respectively.

At September 30, 2016 and December 31, 2015, we had mortgage loans held for sale of $217.3 million and $189.9 million, respectively. For the three months ended September 30, 2016 and 2015, we recognized gains of $4.9 million and $3.5 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2016 and 2015, we recognized gains of $11.7 million and $6.1 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 (in thousands).

	Three Months Ended September 30, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$29,816	$2,631	$(267)	$—	$32,180
Securities-based loans	1,731	172	—	—	1,903
Consumer	107	203	(16)	1	295
Residential real estate	1,529	346	—	—	1,875
Commercial real estate	512	(8)	—	—	504
Home equity lines of credit	283	2	—	—	285
Construction and land	144	59	—	—	203
Qualitative	1,744	156	—	—	1,900
	$35,866	$3,561	$(283)	$1	$39,145

	Nine Months Ended September 30, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$24,748	$7,699	$(267)	$—	$32,180
Securities-based loans	1,607	296	—	—	1,903
Consumer	105	205	(16)	1	295
Residential real estate	1,241	644	(13)	3	1,875
Commercial real estate	264	233	—	7	504
Home equity lines of credit	290	(5)	—	—	285
Construction and land	78	125	—	—	203
Qualitative	1,454	446	—	—	1,900
	$29,787	$9,643	$(296)	$11	$39,145

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2016 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$2,415	$29,765	$32,180	$17,938	$1,540,346	$1,558,284
Securities-based loans	—	1,903	1,903	—	1,452,913	1,452,913
Consumer	7	288	295	9	92,565	92,574
Residential real estate	24	1,851	1,875	509	1,803,603	1,804,112
Commercial real estate	—	504	504	9,522	54,158	63,680
Home equity lines of credit	149	136	285	323	14,091	14,414
Construction and land	—	203	203	—	11,067	11,067
Qualitative	—	1,900	1,900	—	—	—
	$2,595	$36,550	$39,145	$28,301	$4,968,743	$4,997,044

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 (in thousands).

	Three Months Ended September 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$19,297	$3,117	$—	$—	$22,414
Securities-based loans	1,445	61	—	—	1,506
Consumer	123	(22)	—	6	107
Residential real estate	904	197	(27)	48	1,122
Commercial real estate	286	(36)	—	14	264
Home equity lines of credit	265	(20)	—	8	253
Construction and land	—	47	—	—	47
Qualitative	1,603	391	—	—	1,994
	$23,923	$3,735	$(27)	$76	$27,707

	Nine Months Ended September 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$5,805	$—	$—	$22,414
Securities-based loans	1,099	407	—	—	1,506
Consumer	156	(55)	—	6	107
Residential real estate	787	425	(142)	52	1,122
Commercial real estate	232	(24)	—	56	264
Home equity lines of credit	267	(22)	—	8	253
Construction and land	—	47	—	—	47
Qualitative	1,581	413	—	—	1,994
	$20,731	$6,996	$(142)	$122	$27,707

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2015 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$—	$22,414	$22,414	$—	$1,121,643	$1,121,643
Securities-based loans	—	1,506	1,506	—	1,004,142	1,004,142
Consumer	21	86	107	21	22,034	22,055
Residential real estate	24	1,098	1,122	945	260,013	260,958
Commercial real estate	—	264	264	—	19,811	19,811
Home equity lines of credit	149	104	253	323	10,937	11,260
Construction and land	—	47	47	—	2,474	2,474
Qualitative	—	1,994	1,994	—	—	—
	$194	$27,513	$27,707	$1,289	$2,441,054	$2,442,343

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At September 30, 2016, we had $28.3 million of impaired loans, net of discounts, which included $9.8 million in troubled debt restructurings, for which there was a specific allowance of $2.6 million. At December 31, 2015, we had $1.1 million of impaired loans, net of discounts, which included $0.3 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2016 and 2015, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2016 and December 31, 2015, including the average recorded investment balance (in thousands):

	September 30, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$17,938	$—	$17,938	$17,938	$2,415	$24,338
Securities-based loans	—	—	—	—	—	—
Consumer	802	2	7	9	7	10
Residential real estate	419	329	180	509	24	562
Commercial real estate	10,503	9,522	-	9,522	-	8,915
Home equity lines of credit	323	-	323	323	149	323
Construction and land	—	—	—	—	—	—
Total	$29,985	$9,853	$18,448	$28,301	$2,595	$34,148

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$—	$—	$—	$—	$—	$—
Securities-based loans	—	—	—	—	—	—
Consumer	944	—	15	15	15	23
Residential real estate	776	524	182	706	24	752
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	342	19	323	342	149	342
Construction and land	—	—	—	—	—	—
Total	$2,062	$543	$520	$1,063	$188	$1,117

The following table presents the aging of the recorded investment in past due loans at September 30, 2016 and December 31, 2015 by portfolio segment (in thousands):

	As of September 30, 2016
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,558,284	$1,558,284
Securities-based loans	—	—	—	1,452,913	1,452,913
Consumer	2	2	4	92,570	92,574
Residential real estate	2,716	238	2,954	1,801,158	1,804,112
Commercial real estate	—	—	—	63,680	63,680
Home equity lines of credit	195	—	195	14,219	14,414
Construction and land	—	—	—	11,067	11,067
Total	$2,913	$240	$3,153	$4,993,891	$4,997,044

	As of September 30, 2016 *
	Non-Accrual	Restructured	Total
Commercial and industrial	$17,938	$—	$17,938
Securities-based loans	—	—	—
Consumer	9	—	9
Residential real estate	369	140	509
Commercial real estate	9,522	—	9,522
Home equity lines of credit	323	—	323
Construction and land	—	—	—
Total	$28,161	$140	$28,301

*	There were no loans past due 90 days and still accruing interest at September 30, 2016.

	As of December 31, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$—	$—	$1,216,656	$1,216,656
Securities-based loans	—	—	—	1,388,953	1,388,953
Consumer	7	7	14	36,832	36,846
Residential real estate	3,310	450	3,760	425,372	429,132
Commercial real estate	—	—	—	92,623	92,623
Home equity lines of credit	323	19	342	12,133	12,475
Construction and land	—	—	—	3,899	3,899
Total	$3,640	$476	$4,116	$3,176,468	$3,180,584

	As of December 31, 2015*
	Non-Accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Securities-based loans	—	—	—
Consumer	15	—	15
Residential real estate	380	326	706
Commercial real estate	—	—	—
Home equity lines of credit	342	—	342
Construction and land	—	—	—
Total	$737	$326	$1,063

*	There were no loans past due 90 days and still accruing interest at December 31, 2015.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2016 and December 31, 2015, 97.6 % and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,495,499	$38,914	$23,871	$—	$1,558,284
Securities-based loans	1,452,913	—	$	—	1,452,913
Consumer	92,563	2	9	—	92,574
Residential real estate	1,803,734	140	238	—	1,804,112
Commercial real estate	54,158	—	9,522	—	63,680
Home equity lines of credit	14,403	11	—	—	14,414
Construction and land	11,067	—	—	—	11,067
Total	$4,924,337	$39,067	$33,640	$—	$4,997,044

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$1,191,030	$11,320	$14,306	$—	$1,216,656
Securities-based loans	1,388,939	—	14	—	1,388,953
Consumer	36,846	—	—	—	36,846
Residential real estate	427,950	1,182	—	—	429,132
Commercial real estate	92,623	—	—	—	92,623
Home equity lines of credit	12,456	—	19	—	12,475
Construction and land	3,899	—	—	—	3,899
Total	$3,153,743	$12,502	$14,339	$—	$3,180,584

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2015	Adjustments	Write-off	September 30, 2016
Goodwill
Global Wealth Management	$269,384	$(24,605)	$—	$244,779
Institutional Group	646,218	100,729	(2,600)	744,347
	$915,602	$76,124	$(2,600)	$989,126

	December 31, 2015	Net Additions	Amortization	September 30, 2016
Intangible assets
Global Wealth Management	$27,964	$18,420	$(5,147)	$41,237
Institutional Group	35,213	21,599	(5,411)	51,401
	$63,177	$40,019	$(10,558)	$92,638

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2016, are primarily attributable to the acquisitions of ISM, which closed on May 5, 2016, and Eaton Partners, which closed on January 4, 2016. The allocation of the purchase price for these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes. Goodwill and intangible assets were also impacted by the completion of the purchase price allocation for the Sterne Agee acquisition and the write-off of goodwill and intangibles related to the certain Sterne businesses that were disposed of on July 1, 2016.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$122,484	$45,271	$78,580	$37,322
Trade name	20,794	8,625	24,456	6,969
Investment banking backlog	7,635	7,635	7,440	7,388
Non-compete agreements	1,953	815	2,517	255
	$152,866	$62,346	$112,993	$51,934

Amortization expense related to intangible assets was $2.6 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to intangible assets was $10.6 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2016, are: customer relationships, 7.9 years; trade name, 9.8 years; non-compete agreements, 4.1 years; and backlog within the next 3 months. As of September 30, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2016	$2,569
2017	9,284
2018	8,651
2019	8,419
2020	8,201
Thereafter	53,396
$90,520

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

The following table details the components of borrowings (in thousands):

	September 30, 2016	December 31, 2015
Borrowings on secured lines of credit	$234,200	$30,000
Term loans	-	59,084
	$234,200	89,084

Our uncommitted secured lines of credit at September 30, 2016, totaled $980.0 million with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $525.7 million during the nine months ended September 30, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $479.6 million.

Our committed bank line financing at September 30, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At September 30, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances as of September 30, 2016 are floating-rate advances. The weighted average interest rates on these advances during the three months ended September 30, 2016 was 1.11%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of December 31, 2015, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”). The Term Loans were paid-off in July 2016.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
4.250% senior notes, due 2024 [3]	$500,000	$300,000
3.50% senior notes, due 2020 [1]	300,000	300,000
5.375% senior notes, due 2022 [2]	-	150,000
	800,000	750,000
Debt issuance costs, net	(4,220)	(9,864)
	$795,780	$740,136

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

[2]

In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. We could redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. The notes were redeemed in July 2016.

[3]

In July 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2016, we issued an additional $200.0 million in aggregate principal amount of 4.25% senior notes due 2024.

Our senior notes mature as follows, based upon contractual terms (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	300,000
Thereafter	500,000
$800,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Money market and savings accounts	$9,804,434	$6,429,780
Demand deposits (interest-bearing)	69,068	185,275
Certificates of deposit	4,963	15,087
Demand deposits (non-interest-bearing)	6,976	8,214
	$9,885,441	$6,638,356

The weighted-average interest rate on deposits was 0.19% and 0.17% at September 30, 2016 and December 31, 2015, respectively.

Scheduled maturities of certificates of deposit at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Certificates of deposit, less than $100:
Within one year	$1,674	$4,863
One to three years	969	2,356
Three to five years	—	145
Over five years	—	—
	$2,643	$7,364
Certificates of deposit, $100 and greater:
Within one year	$1,372	$5,464
One to three years	647	1,975
Three to five years	301	284
Over five years	—	—
	2,320	7,723
	$4,963	$15,087

At September 30, 2016 and December 31, 2015, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $9.9 billion and $6.6 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.3 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$923,285	Other assets	$—	Accounts payable and accrued expenses	$(10,599)

	December 31, 2015
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$179,110	Other assets	$—	Accounts payable and accrued expenses	$(3,591)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 3.6 years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three and nine months ended September 30, 2016 and 2015, respectively, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $4.2 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$5,552	Interest expense	$1,391	None	$1

	Three Months Ended September 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,418)	Interest expense	$853	None	$—

	Nine Months Ended September 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(10,973)	Interest expense	$4,273	None	$45

	Nine Months Ended September 30, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,816)	Interest expense	$3,060	None	$—

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

As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.6 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $17.6 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2016, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2016 and December 31, 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of September 30, 2016:
Securities borrowing [1]	$428,274	$—	$428,274	$(263,591)	$(153,144)	$11,539
Reverse repurchase agreements [2]	297,827	—	297,827	(192,385)	(105,442)	—
	$726,101	$—	$726,101	$(455,976)	$(258,586)	$11,539
As of December 31, 2015:
Securities borrowing [1]	$318,105	$—	$318,105	$(182,399)	$(123,309)	$12,397
Reverse repurchase agreements [2]	160,423	—	160,423	(160,423)	—	—
	$478,528	$—	$478,528	$(342,822)	$(123,309)	$12,397

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

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2016 and December 31, 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of September 30, 2016:
Securities lending [3]	$(398,741)	$—	$(398,741)	$263,591	$125,907	$(9,243)
Repurchase agreements [4]	(261,734)	—	(261,734)	192,385	69,349	—
Cash flow interest rate contracts	(10,599)	—	(10,599)	—	10,599	—
	$(671,074)	$—	$(671,074)	$455,976	$205,855	$(9,243)
As of December 31, 2015:
Securities lending [3]	$(329,670)	$—	$(329,670)	$182,399	$132,784	$(14,487)
Repurchase agreements [4]	(278,674)	—	(278,674)	160,423	118,251	—
Cash flow interest rate contracts	(3,591)	—	(3,591)	—	3,591	—
	$(611,935)	$—	$(611,935)	$342,822	$254,626	$(14,487)

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

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2016, had no material effect on the consolidated financial statements.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $20.3 million of commitments outstanding at September 30, 2016, of which $9.2 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2016 and December 31, 2015, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

A civil lawsuit was filed against our company by the SEC in connection with our role in the sale of collateralized debt obligations (“CDOs”) investments to five Southeastern Wisconsin school districts (the “school districts”) in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act.  The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs.  We answered, denied the substantive allegations of the amended complaint, and asserted various affirmative defenses.  In January 2016, the parties filed motions for summary judgment and at the pretrial conference on August 31, 2016, the court denied those motions.  On September 9, 2016, the court was informed of a tentative settlement subject to Commission approval.  The trial, which was previously scheduled to commence on September 12, 2016, was adjourned, and a status conference with the court has been scheduled for November 16, 2016.

Certain settlements or judgments associated with the Company's disclosed matters may not be deductible for tax purposes to the extent they constitute penalties. The Company has not established a provision for the non-deductibility of such amounts where the amounts are uncertain.

The civil lawsuit filed against Stifel Nicolaus & Company, Incorporated by the Securities and Exchange Commission ("SEC") in connection with the sale of collateralized debt obligations to five Southwestern Wisconsin school districts was adjourned when the court was informed on September 9, 2016 of a tentative settlement subject to SEC approval. The tentative settlement with the SEC, as disclosed above, could potentially impact the Company's provision for income taxes by approximately $9.0 million due to the non-deductibility of the settlement.

EDC Bond Issuance Matter

We have been named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) and by the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribe”) in which, among other things, Saybrook seeks repayment from the Tribe for the proceeds from a $50 million 2008 bond offering (“the bonds’) and in which the Tribe seeks to avoid repayment, as well as other claims against us and others. We were the initial purchaser of the bonds, which were immediately sold to LDF.  The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. Saybrook seeks rescissionary relief as well as restitutionary damages, including the amounts paid for the bonds, plus costs. The claims have been bifurcated by the Court, and the first phase of the trial commenced on October 17, 2016. A second phase is currently scheduled to commence on January 30, 2017. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

In December 2013, Stone & Youngberg, LLC (“Stone & Youngberg”) was named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in connection with the 2007 formation of the Collybus CDO, which was manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds, as well as in connection with, among other things, Stone & Youngberg’s facilitation of subsequent trades of Collybus CDO securities by CA on behalf of the CA funds during 2007 and 2008. The plaintiffs are six hedge funds and the Amended Complaint alleges that they lost over $200 million during the financial crisis through mismanagement of the CA funds.

In addition to the claims asserted against Stone & Youngberg, the Amended Complaint  seeks to hold our company and Stifel liable for Stone & Youngberg’s alleged wrongdoing under theories of successor and alter ego liability, arising out of our company’s purchase of the membership interests of Stone & Youngberg in 2011 and the subsequent operation of that business, notwithstanding that the stand-alone ability of Stone & Youngberg to address creditors’ claims is greater today than it was immediately prior to our 2011 purchase of Stone & Youngberg.

The original Complaint named Cantor, CA, and CA’s CEO, Walter Morales. The CA funds filed a Chapter 11 bankruptcy petition which stayed the original lawsuit until the reorganization plan was entered by the court in the fall of 2013. Shortly thereafter, the CA funds filed their first Amended Complaint, which is the first complaint that asserted claims against Stone & Youngberg, our company or Stifel.  The action is now proceeding under a Fourth Amended Complaint.  On September 29, 2016, the court postponed the trial for an extended, but undefined, period to consider various motions and other matters that will impact, among other things, the ultimate trial date and the issues to be tried.  While there can be no assurance of success, Stone & Youngberg intends to vigorously defend the claims against it, and our company and Stifel intend to vigorously defend the claims seeking to hold us responsible for Stone & Youngberg’s alleged liability.

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

At September 30, 2016, Stifel had net capital of $295.5 million, which was 17.3% of aggregate debit items and $261.4 million in excess of its minimum required net capital. At September 30, 2016, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2016, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
September 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,544,935	19.5%	$357,316	4.5%	$516,123	6.5%
Tier 1 capital	1,748,315	22.0%	476,421	6.0%	635,228	8.0%
Total capital	1,788,163	22.5%	635,228	8.0%	794,035	10.0%
Tier 1 leverage	1,748,315	11.8%	594,689	4.0%	743,361	5.0%

Stifel Bank – Federal Reserve Capital Amounts
September 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$741,927	13.7%	$243,061	4.5%	$351,087	6.5%
Tier 1 capital	741,927	13.7%	324,081	6.0%	432,108	8.0%
Total capital	781,829	14.5%	432,108	8.0%	540,135	10.0%
Tier 1 leverage	741,927	7.5%	396,416	4.0%	495,520	5.0%

NOTE 17 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Bank loans, net	$35,484	$20,705	$91,517	$60,460
Investment securities	27,161	10,641	73,968	38,674
Margin balances	7,438	6,183	24,135	15,668
Other	4,798	5,847	13,868	15,162
	$74,881	$43,376	$203,488	$129,964
Interest expense:
Senior notes	$12,164	$5,408	$28,518	$19,364
Bank deposits	3,628	1,783	10,763	5,945
Other	3,591	2,605	11,475	7,605
	$19,383	$9,796	$50,756	$32,914

(1)	Includes $3.0 million related to the write-off of debt issuance costs as a result of the redemption of the Company’s $150.0 million 5.375% senior notes in July 2016.

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 6.7 million shares at September 30, 2016.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $56.6 million and $29.6 million for the three months ended September 30, 2016 and 2015, respectively. The tax impact related to stock-based compensation recognized in shareholders’ equity was a provision of $0.6 million and a benefit of $3.8 million for the three months ended September 30, 2016 and 2015, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $151.4 million and $107.6 million for the nine months ended September 30, 2016 and 2015, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was a provision of $5.8 million and a benefit of $17.0 million for the nine months ended September 30, 2016 and 2015, respectively.

During 2016, the Company’s Board of Directors removed the continuing service requirements associated with restricted stock units that were granted to certain employees of Barclays in December 2015. As a result of the modification, the awards were expensed at date of modification resulting in a charge of $36.0 million during the second quarter of 2016 and $22.6 million during the third quarter of 2016. The fair value of the awards is based upon the closing price of our company’s common stock on the date of the grant of the awards. These charges are included in compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2016.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to nine years and are distributable, if vested, at future specified dates. The Company began granting Performance-based Restricted Stock Units (“PRSUs”) to its executive officers in 2016. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a 4-year performance period and vested over a 5-year period. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At September 30, 2016, the total number of stock units outstanding was 22.1 million, of which 18.6 million were unvested. At September 30, 2016, the total number of PRSUs was 0.5 million, of which all were unvested.

At September 30, 2016, there was unrecognized compensation cost for stock units of approximately $374.7 million, which is expected to be recognized over a weighted-average period of 3.3 years.

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

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 5% of their gross commissions. They have the option to have up to 3%, of their 5% deferral in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. In addition, they can elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $10.2 million and $15.5 million at September 30, 2016 and December 31, 2015, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2016 and December 31, 2015, the deferred compensation liability related to the mutual fund option of $7.5 million and $12.4 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to nine-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $1.6 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively and $4.5 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2016 and December 31, 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $261.7 million and $278.7 million, respectively.

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

At September 30, 2016 and December 31, 2015, Stifel Bank had outstanding commitments to originate loans aggregating $301.1 million and $130.5 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2016, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2016 and December 31, 2015, Stifel Bank had outstanding letters of credit totaling $87.9 million and $38.7 million, respectively. A majority of the standby letters of credit commitments at September 30, 2016, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2016 and December 31, 2015, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $510.9 million and $403.2 million, respectively.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues: (1)
Global Wealth Management	$390,032	$357,306	$1,155,875	$1,030,097
Institutional Group	258,800	232,125	760,996	729,269
Other	(6,846)	2,144	(2,766)	(9,058)
	$641,986	$591,575	$1,914,105	$1,750,308
Income/(loss) before income taxes:
Global Wealth Management	$109,079	$97,227	$307,466	$290,049
Institutional Group	44,923	25,853	116,628	100,124
Other	(126,020)	(100,732)	(336,406)	(259,688)
	$27,982	$22,348	$87,688	$130,485

[1]	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2016 or 2015.

The following table presents our company’s total assets on a segment basis at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Global Wealth Management	$13,581,542	$10,519,575
Institutional Group	2,832,332	2,193,781
Other	791,034	612,695
	$17,204,908	$13,326,051

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2016 and 2015, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$602,422	$567,153	$1,796,143	$1,654,500
United Kingdom	37,139	22,174	110,731	88,022
Other European	2,425	2,248	7,231	7,786
	$641,986	$591,575	$1,914,105	$1,750,308

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$17,814	$17,179	$54,640	$81,164
Preferred dividends	1,563	—	1,563	—
Net income available to common shareholders	$16,251	$17,179	$53,077	$81,164
Shares for basic and diluted calculation:
Average shares used in basic computation	66,482	69,633	66,950	68,675
Dilutive effect of stock options and units (1)	11,062	10,126	9,662	9,651
Average shares used in diluted computation	77,544	79,759	76,612	78,326
Earnings per common share:
Basic	$0.24	$0.25	$0.79	$1.18
Diluted	$0.21	$0.22	$0.69	$1.04

[1]

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and nine months ended September 30, 2016 and 2015, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2016, the maximum number of shares that may yet be purchased under this plan was 7.4 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three and nine months ended September 30, 2016, we repurchased $18.3 million and $113.5 million, or 0.6 million and 3.4 million shares, respectively, using existing Board authorizations at an average price of $30.52 and $33.22 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no repurchases during the three and nine months ended September 30, 2015.

Issuance of Common Stock

On January 4, 2016, we issued 0.3 million shares related to the purchase of Eaton Partners.

During the nine months ended September 30, 2016, we issued 2.6 million shares, which were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of Eaton Partners.

Issuance of Preferred Stock

On July, 11, 2016,  the company issued $150.0 million of perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share).

When, as, and if declared by the board of directors of the company, dividends will be payable at an annual rate of 6.25%, payable quarterly, in arrears. The company may redeem the Series A preferred stock at its option, subject to regulatory approval, on or after July 15, 2021 or following a regulatory capital treatment event, as defined.

NOTE 23 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $150.3 million at September 30, 2016. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2016 and 2015. In addition, our direct investment interest in these entities is insignificant at September 30, 2016 and December 31, 2015.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $332.9 million at September 30, 2016. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at September 30, 2016. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2016 and 2015.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at September 30, 2016, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2016. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2016. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

On July 1, 2016, the Company completed the sale of Sterne Agee, LLC’s legacy independent brokerage and clearing businesses to INTL FCStone Inc. pursuant to two separate stock purchase agreements dated June 24, 2016. The closing of the sale of Sterne Agee, LLC’s legacy RIA business occurred on August 1, 2016. Pursuant to the two stock purchase agreements, the Company agreed to sell Sterne Agee Financial Services, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee & Leach, Inc.; Sterne Agee Asset Management, Inc.; and Sterne Agee Investment Advisor Services, Inc. for cash consideration equal to approximately $50 million.

On July 11, 2016, the Company completed an underwritten registered public offering of $150 million perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A, and issued $200.0 million principal amount of the Company’s 4.25% Senior Notes due 2024.

Results for the three and nine months ended September 30, 2016

For the three months ended September 30, 2016, net revenues increased 8.5% to $642.0 million from $591.6 million during the comparable period in 2015. Net income increased 3.7% to $17.8 million, or $0.21 per diluted common share for the three months ended September 30, 2016, compared to $17.2 million, or $0.22 per diluted common share during the comparable period in 2015.

For the nine months ended September 30, 2016, net revenues increased 9.4% to $1.9 billion compared to $1.8 billion during the comparable period in 2015. Net income decreased 32.7% to $54.6 million, or $0.69 per diluted common share for the nine months ended September 30, 2016, compared to $81.2 million, or $1.04 per diluted common share during the comparable period in 2015.

Our revenue growth for the three months ended September 30, 2016 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; an increase in principal transaction revenues; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank and investment banking revenues; offset by lower other income and commission revenues.

Our revenue growth for the nine months ended September 30, 2016 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; an increase in principal transaction revenues, and higher net interest income as a result of an increase in interest-earning assets at Stifel Bank; offset by lower investment banking revenues, commission revenues, and other revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2016, the Dow Jones Industrial Average, NASDAQ, and S&P 500 closed 5.1%, 6.1%, and 6.1% higher than their December 31, 2015 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$171,272	$194,083	(11.8)	26.7%	32.8%
Principal transactions	117,002	95,593	22.4	18.2	16.2
Investment banking	144,799	118,753	21.9	22.6	20.1
Asset management and service fees	144,206	130,636	10.4	22.5	22.1
Interest	74,881	43,376	72.6	11.7	7.3
Other income	9,209	18,930	(51.4)	1.4	3.2
Total revenues	661,369	601,371	10.0	103.0	101.7
Interest expense	19,383	9,796	97.9	3.0	1.7
Net revenues	641,986	591,575	8.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	434,236	404,205	7.4	67.6	68.3
Occupancy and equipment rental	62,453	53,282	17.2	9.7	9.0
Communication and office supplies	31,182	35,678	(12.6)	4.9	6.0
Commissions and floor brokerage	10,777	12,430	(13.3)	1.7	2.1
Other operating expenses	75,356	63,632	18.4	11.7	10.8
Total non-interest expenses	614,004	569,227	7.9	95.6	96.2
Income before income taxes	27,982	22,348	25.2	4.4	3.8
Provision for income taxes	10,168	5,169	96.7	1.6	0.9
Net Income	$17,814	$17,179	3.7	2.8%	2.9%

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$551,306	$562,249	(1.9)	28.8%	32.1%
Principal transactions	364,376	281,794	29.3	19.0	16.1
Investment banking	378,582	400,302	(5.4)	19.8	22.9
Asset management and service fees	433,305	364,442	18.9	22.6	20.8
Interest	203,488	129,964	56.6	10.6	7.4
Other income	33,804	44,471	(24.0)	1.8	2.6
Total revenues	1,964,861	1,783,222	10.2	102.7	101.9
Interest expense	50,756	32,914	54.2	2.7	1.9
Net revenues	1,914,105	1,750,308	9.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,305,372	1,169,896	11.6	68.2	66.8
Occupancy and equipment rental	178,455	145,798	22.4	9.3	8.3
Communication and office supplies	105,268	96,026	9.6	5.5	5.5
Commissions and floor brokerage	34,653	31,623	9.6	1.8	1.8
Other operating expenses	202,669	176,480	14.8	10.6	10.1
Total non-interest expenses	1,826,417	1,619,823	12.8	95.4	92.5
Income before income taxes	87,688	130,485	(32.8)	4.6	7.5
Provision for income taxes	33,048	49,321	(33.0)	1.7	2.8
Net Income	$54,640	$81,164	(32.7)	2.9%	4.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Net revenues:
Commissions	$171,272	$194,083	(11.8)	$551,306	$562,249	(1.9)
Principal transactions	117,002	95,593	22.4	364,376	281,794	29.3
Investment banking:
Capital raising	58,477	68,997	(15.2)	178,193	237,465	(25.0)
Advisory fees	86,322	49,756	73.5	200,389	162,837	23.1
	144,799	118,753	21.9	378,582	400,302	(5.4)
Asset management and service fees	144,206	130,636	10.4	433,305	364,442	18.9
Net interest	55,498	33,580	65.3	152,732	97,050	57.4
Other income	9,209	18,930	(51.4)	33,804	44,471	(24.0)
Total net revenues	$641,986	$591,575	8.5	$1,914,105	$1,750,308	9.4

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

For the three months ended September 30, 2016, commission revenues decreased 11.8% to $171.3 million from $194.1 million in the comparable period in 2015. For the nine months ended September 30, 2016, commission revenues decreased 1.9% to $551.3 million from $562.2 million in the comparable period in 2015. The decrease is primarily attributable to a decrease in agency transactions from the comparable period in 2015.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended September 30, 2016, principal transactions revenues increased 22.4% to $117.0 million from $95.6 million in the comparable period in 2015.  For the nine months ended September 30, 2016, principal transactions revenues increased 29.3% to $364.4 million from $281.8 million in the comparable period in 2015.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2016, investment banking revenues increased 21.9% to $144.8 million from $118.8 million in the comparable period in 2015.

Capital raising revenues decreased 15.2% to $58.5 million for the three months ended September 30, 2016 from $69.0 million in the comparable period in 2015. For the three months ended September 30, 2016, fixed income capital raising revenues decreased 19.8% to $26.0 million from $32.4 million in the comparable period in 2015. During the third quarter of 2016, equity capital raising revenues decreased 11.2% to $32.5 million from $36.6 million in the comparable period in 2015.

Advisory fee revenues increased 73.5% to $86.3 million for the three months ended September 30, 2016 from $49.8 million in the comparable period in 2015. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2015.

For the nine months ended September 30, 2016, investment banking revenues decreased 5.4% to $378.6 million from $400.3 million in the comparable period in 2015.

Capital raising revenues decreased 25.0% to $178.2 million for the nine months ended September 30, 2016 from $237.5 million in the comparable period in 2015. For the nine months ended September 30, 2016, fixed income capital raising revenues decreased 18.0% to $82.5 million from $100.5 million in the comparable period in 2015. During the nine months ended September 30, 2016, equity capital raising revenues decreased 30.1% to $95.7 million from $137.0 million in the comparable period in 2015.

Advisory fee revenues increased 23.1% to $200.4 million for the nine months ended September 30, 2016 from $162.8 million in the comparable period in 2015. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2015.

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

For the three months ended September 30, 2016, asset management and service fee revenues increased 10.4% to $144.2 million from $130.6 million in the comparable period in 2015. For the nine months ended September 30, 2016, asset management and service fee revenues increased 18.9% to $433.3 million from $364.4 million in the comparable period in 2015.The increase is primarily a result of an increase in the number and value of fee-based accounts and the acquisition of Barclays in December 2015. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended September 30, 2016, other income decreased 51.4% to $9.2 million from $18.9 million during the comparable period in 2015. For the nine months ended September 30, 2016, other income decreased 24.0% to $33.8 million from $44.5 million during the comparable period in 2015. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank. Other income was positively impacted by a gain recognized on the extinguishment of $15.0 million of debentures during the third quarter of 2016.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,235,107	$7,438	2.41%	$678,157	$6,183	3.65%
Interest-earning assets (Stifel Bank)	9,799,243	62,725	2.56%	4,754,951	31,590	2.66%
Financial instruments owned	1,117,616	4,895	1.75%	878,895	5,120	2.33%
Other		(177)			483
Total interest revenue		$74,881			$43,376
Interest-bearing liabilities:
Short-term borrowings	$110,598	$475	1.72%	$155,568	$451	1.16%
Interest-bearing liabilities (Stifel Bank)	9,216,847	3,628	0.16%	4,362,543	1,783	0.16%
Senior notes (Stifel Financial)	794,022	12,164	6.13%	450,000	5,408	4.81%
Stifel Capital Trusts	67,500	426	2.52%	82,500	436	2.11%
Other		2,690			1,718
Total interest expense		$19,383			$9,796
Net interest income		$55,498			$33,580

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,251,700	$24,136	2.57%	$672,511	$15,668	3.11%
Interest-earning assets (Stifel Bank)	8,598,098	166,033	2.57%	5,019,080	99,797	2.65%
Financial instruments owned	949,114	13,912	1.95%	799,826	13,512	2.25%
Other		(593)			987
Total interest revenue		$203,488			$129,964
Interest-bearing liabilities:
Short-term borrowings	$180,170	$2,501	1.85%	$115,822	$740	0.85%
Interest-bearing liabilities (Stifel Bank)	8,093,394	10,763	0.18%	4,614,064	5,945	0.17%
Senior notes (Stifel Financial)	764,781	28,518	4.97%	477,222	19,364	5.41%
Stifel Capital Trusts	74,124	1,331	2.39%	82,500	1,286	2.08%
Other		7,643			5,579
Total interest expense		$50,756			$32,914
Net interest income		$152,733			$97,050

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2016, net interest income increased to $55.5 million from $33.6 million during the comparable period in 2015. For the nine months ended September 30, 2016, net interest income increased to $152.7 million from $97.1 million during the comparable period in 2015.

For the three months ended September 30, 2016, interest revenue increased 72.6% to $74.9 million from $43.4 million in the comparable period in 2015, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $9.8 billion during the three months ended September 30, 2016 compared to $4.8 billion during the comparable period in 2015 at average interest rates of 2.56% and 2.66%, respectively.

For the nine months ended September 30, 2016, interest revenue increased 56.6% to $203.5 million from $130.0 million in the comparable period in 2015, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel

Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $8.6 billion during the nine months ended September 30, 2016 compared to $5.0 billion during the comparable period in 2015 at average interest rates of 2.57% and 2.65%, respectively.

For the three months ended September 30, 2016, interest expense increased 97.9% to $19.4 million from $9.8 million during the comparable period in 2015. For the nine months ended September 30, 2016, interest expense increased 54.2% to $50.8 million from $32.9 million in the comparable period in 2015. The increase is primarily attributable to an increase in the cost to fund margin debits. Interest expense was also impacted by our December 2015 issuance of $300.0 million of 3.50% senior notes. Interest expense for the three and nine months ended September 30, 2016 was impacted by the write-off of debt issuance costs as a result of the redemption of our $150.0 million 5.375% senior notes in July 2016.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$434,236	$404,205	7.4	$1,305,372	$1,169,896	11.6
Occupancy and equipment rental	62,453	53,282	17.2	178,455	145,798	22.4
Communications and office supplies	31,182	35,678	(12.6)	105,268	96,026	9.6
Commissions and floor brokerage	10,777	12,430	(13.3)	34,653	31,623	9.6
Other operating expenses	75,356	63,632	18.4	202,669	176,480	14.8
Total non-interest expenses	$614,004	$569,227	7.9	$1,826,417	$1,619,823	12.8

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

For the three months ended September 30, 2016, compensation and benefits expense increased 7.4% to $434.2 million from $404.2 million during the comparable period in 2015.  For the nine months ended September 30, 2016, compensation and benefits expense increased 11.6% to $1.3 billion from $1.2 billion during the comparable period in 2015. The increase is principally due to the following: 1) the recognition of unit amortization charges related to the removal of the service requirement on restricted awards issued to certain employees of Barclays in 2016 of $22.6 million and $58.6 million during the three and nine months ended September 30, 2016, respectively; 2) increased variable compensation as a result of increased revenue production; and 3) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 67.6% and 68.2% for the three and nine months ended September 30, 2016, respectively, compared to 68.3%  and 66.8% for the three and nine months ended September 30, 2015, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2016, occupancy and equipment rental expense increased 17.2% to $62.5 million from $53.3 million during the three months ended September 30, 2015. For the nine months ended September 30, 2016, occupancy and equipment rental expense increased 22.4% to $178.5 million from $145.8 million during the comparable period in 2015. The increase is primarily due to the increase in rent expense as a result of the growth of our office locations from the comparative period in 2015.  As of September 30, 2016, we have 396 locations compared to 391 at September 30, 2015.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2016, communications and office supplies expense decreased 12.6% to $31.2 million from $35.7 million during the third quarter of 2015. For the nine months ended September 30, 2016, communications and office supplies expense increased 9.6% to $105.3 million from $96.0 million during the comparable period in 2015. The decrease from the third quarter of 2015 is primarily attributable to a decrease in quote equipment and office supplies as a result of cost saving initiatives. The year-over-year increase is primarily attributable to our continued expansion and the addition of revenue producers and support staff through acquisitions, offset by savings as a result of cost reduction initiatives.

Commissions and floor brokerage – For the three months ended September 30, 2016, commissions and floor brokerage expense decreased 13.3% to $10.8 million from $12.4 million during the comparable period in 2015. For the nine months ended September 30, 2016, commissions and floor brokerage expense increased 9.6% to $34.7 million from $31.6 million during the comparable period in 2015. The decrease from the third quarter of 2015 is primarily attributable to a decrease in clearing expenses. The year-over-year increase is primarily attributable to an increase in Electronic Communication Network fees as a result of an increase in volume of transactions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2016, other operating expenses increased 18.4% to $75.4 million from $63.6 million during the three months ended September 30, 2015. For the nine months ended September 30, 2016, other operating expenses increased 14.8% to $202.7 million from $176.5 million during the comparable period in 2015. The increase is primarily attributable to an increase in professional service fees as a result of maintaining compliance with regulatory requirements, travel and promotion, and subscriptions expenses.

Provision for income taxes – For the three and nine months ended September 30, 2016, our provision for income taxes was $10.2 million and $33.0 million, representing an effective tax rate of 36.3% and 37.7%, respectively, compared to $5.2 million and $49.3 million for the comparable periods in 2015, representing an effective tax rate of 23.1% and 37.8%, respectively. The effective tax rate for the third quarter of 2015 was positively impacted by a decrease in the Company’s FIN 48 reserve and adjustments associated with the filing of the 2014 corporate tax return.

Certain settlements or judgments associated with the Company's disclosed matters may not be deductible for tax purposes to the extent they constitute penalties. The Company has not established a provision for the non-deductibility of such amounts where the amounts are uncertain.

The civil lawsuit filed against Stifel Nicolaus & Company, Incorporated by the Securities and Exchange Commission ("SEC") in connection with the sale of collateralized debt obligations to five Southwestern Wisconsin school districts was adjourned when the court was informed on September 9, 2016 of a tentative settlement subject to SEC approval. The tentative settlement with the SEC, as disclosed above, could potentially impact the Company's provision for income taxes by approximately $9.0 million due to the non-deductibility of the settlement.

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

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$117,596	$134,476	(12.6)	30.2%	37.6%
Principal transactions	47,879	34,843	37.4	12.3	9.8
Asset management and service fees	143,152	129,032	10.9	36.7	36.1
Investment banking	12,212	10,146	20.4	3.1	2.8
Interest	71,114	39,214	81.3	18.2	11.0
Other income	5,212	12,483	(58.2)	1.3	3.5
Total revenues	397,165	360,194	10.3	101.8	100.8
Interest expense	7,133	2,888	147.0	1.8	0.8
Net revenues	$390,032	357,306	9.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	$215,151	203,959	5.5	55.2	57.1
Occupancy and equipment rental	23,357	20,790	12.3	6.0	5.8
Communication and office supplies	13,244	12,419	6.6	3.4	3.5
Commissions and floor brokerage	4,979	5,256	(5.3)	1.3	1.5
Other operating expenses	24,222	17,655	37.2	6.2	4.9
Total non-interest expenses	280,953	260,079	8.0	72.1	72.8
Income before income taxes	$109,079	$97,227	12.2	27.9%	27.2%

	September 30, 2016	September 30, 2015
Branch offices (actual)	359	351
Financial advisors (actual)	2,155	2,091
Independent contractors (actual)	125	755

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$376,390	$375,811	0.2	32.6%	36.5%
Principal transactions	134,228	110,531	21.4	11.6	10.7
Asset management and service fees	431,864	362,432	19.2	37.4	35.2
Investment banking	30,123	35,374	(14.8)	2.6	3.4
Interest	192,954	119,173	61.9	16.7	11.6
Other income	13,234	34,246	(61.4)	1.1	3.3
Total revenues	$1,178,793	$1,037,567	13.6	102.0	100.7
Interest expense	22,918	7,470	206.8	2.0	0.7
Net revenues	$1,155,875	$1,030,097	12.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	655,119	583,436	12.3	56.7	56.6
Occupancy and equipment rental	73,056	59,501	22.8	6.3	5.8
Communication and office supplies	41,567	35,861	15.9	3.6	3.5
Commissions and floor brokerage	15,325	12,710	20.6	1.3	1.2
Other operating expenses	63,342	48,540	30.5	5.5	4.7
Total non-interest expenses	$848,409	$740,048	14.6	73.4	71.8
Income before income taxes	$307,466	$290,049	6.0	26.6%	28.2%

NET REVENUES

For the three months ended September 30, 2016, Global Wealth Management net revenues increased 9.2% to a record $390.0 million from $357.3 million for the comparable period in 2015. For the nine months ended September 30, 2016, Global Wealth Management net revenues increased 12.2% to a record $1.2 billion from $1.0 billion for the comparable period in 2015. The increase in net revenues for the three months ended September 30, 2016 over the comparable period in 2015, is primarily attributable to growth in asset management and service fees; an increase in net interest income, higher principal transaction and investment banking revenues, offset by a decrease in commission revenues and other income.

The increase in net revenues for the nine months ended September 30, 2016 over the comparable period in 2015 is primarily attributable to growth in asset management and service fees; an increase in net interest income and higher principal transactions revenues, offset by a decrease in other income and a decline in investment banking revenues.

Commissions – For the three months ended September 30, 2016, commission revenues decreased 12.6% to $117.6 million from $134.5 million in the comparable period in 2015. For the nine months ended September 30, 2016, commission revenues increased 0.2% to $376.4 million from $375.8 million in the comparable period in 2015. The decrease is primarily attributable to a decrease in agency transactions in equities, insurance products, and mutual funds and the impact of the sale of certain Sterne Agee businesses during the third quarter of 2016; offset by the contribution from the Barclays transaction, which closed in December 2015.

Principal transactions – For the three months ended September 30, 2016, principal transactions revenues increased 37.4% to $47.9 million from $34.8 million in the comparable period in 2015. For the nine months ended September 30, 2016, principal transactions revenues increased 21.4% to $134.2 million from $110.5 million in the comparable period in 2015. The increase is primarily attributable to an increase in the fixed income brokerage business and the contribution from the Barclays transaction.

Asset management and service fees – For the three months ended September 30, 2016, asset management and service fees increased 10.9% to $143.2 million from $129.0 million in the comparable period in 2015. For the nine months ended September 30, 2016, asset management and service fees increased 19.2% to $431.9 million from $362.4 million in the comparable period in 2015. The increase is primarily a result of an increase in assets under management in our fee-based accounts, our continued expansion in the asset management business with the acquisition of Barclays in December 2015, and an increase in the Federal Funds rate.

Fee-based account revenues for the three months ended September 30, 2016 and 2015 are primarily billed based on values as of June 30, 2016 and 2015, respectively. The value of assets in fee-based accounts including Asset Management at September 30, 2016 increased 21.7% to $67.9 billion from $55.8 billion at September 30, 2015.  The increase in fee-based assets from September 30, 2015 was primarily attributable to the Barclays acquisition.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 20.4% to $12.2 million for the three months ended September 30, 2016 from $10.1 million during the comparable period in 2015. For the nine months ended September 30, 2016, investment banking revenues decreased 14.8% to $30.1 million from $35.4 million during the comparable period in 2015. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2016, interest revenue increased 81.3% to $71.1 million from $39.2 million in the comparable period in 2015. For the nine months ended September 30, 2016, interest revenue increased 61.9% to $193.0 million from $119.2 million during the comparable period in 2015. The increase is primarily due to a growth of interest-earning assets at Stifel Bank, offset by a slight decrease in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended September 30, 2016, other income decreased 58.2% to $5.2 million from $12.5 million during the comparable period in 2015. For the nine months ended September 30, 2016, other income decreased 61.4% to $13.2 million from $34.2 million during the comparable period in 2015. The decrease is primarily attributable to an increase in investment losses.

Interest expense – For the three months ended September 30, 2016, interest expense increased 147.0% to $7.1 million from $2.9 million during the comparable period in 2015. For the nine months ended September 30, 2016, interest expense increased 206.8% to $22.9 million from $7.5 million during the comparable period in 2015. The increase in interest expense from the comparable period in 2015 is primarily attributable to an increase in borrowings to fund the increase in the client margin debit book from the comparable periods in 2015.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$67,034	$80	0.48%	$53,789	$35	0.26%
State and political subdivisions:
Non-taxable (1)	75,622	675	3.57	76,189	675	3.55
Mortgage-backed securities	1,970,335	8,601	1.75	929,384	5,081	2.19
Corporate bonds	781,540	4,331	2.22	236,939	1,266	2.14
Asset-backed securities	1,978,843	13,073	2.64	628,604	3,619	2.30
Federal Home Loan Bank ("FHLB") and other capital stock	48,606	481	3.95	17,508	209	4.78
Loans (2)	-
Securities-based loans	1,437,613	8,717	2.43	981,651	5,382	2.19
Commercial and industrial	1,678,975	14,303	3.41	1,184,917	9,366	3.16
Residential real estate	1,396,970	9,628	2.76	426,687	4,051	3.80
Commercial real estate	64,022	543	3.39	20,120	270	5.37
Consumer	42,013	302	2.87	21,566	89	1.65
Home equity lines of credit	14,399	111	3.08	11,694	80	2.74
Construction and land	8,786	77	3.53	225	1	1.78
Loans held for sale	234,485	1,803	3.08	165,678	1,466	3.54
Total interest-earning assets (3)	$9,799,243	$62,725	2.56%	$4,754,951	$31,590	2.66%
Cash and due from banks	4,754			2,345
Other non interest-earning assets	106,240			78,972
Total assets	$9,910,237			$4,836,268
Liabilities and stockholder's equity:
Deposits:
Money market	$8,389,810	1,689	0.08%	$4,182,664	1,567	0.15%
Demand deposits	137,000	19	0.06	56,463	8	0.06
Time deposits	6,539	25	1.55	27,750	141	2.03
Savings	13	-	-	4	-	0.01
FHLB advances	683,485	1,895	1.11	95,662	67	0.28
Total interest-bearing liabilities (3)	9,216,847	3,628	0.16%	4,362,543	1,783	0.16%
Non interest-bearing liabilities	6,540			18,689
Other non-interest bearing liabilities	55,137			33,075
Total liabilities	9,278,524			4,414,307
Stockholder's equity	631,713			421,961
Total liabilities and stockholder's equity	$9,910,237			$4,836,268
Net interest margin		$59,097	2.40%		$29,807	2.50%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$148,437	$548	0.49%	$64,706	$114	0.23%
State and political subdivisions:
Non-taxable (1)	75,763	2,029	3.57	76,328	2,031	3.55
Mortgage-backed securities	1,847,846	27,773	2.00	1,093,248	18,325	2.24
Corporate bonds	614,110	10,264	2.23	316,291	4,951	2.09
Asset-backed securities	1,708,266	32,841	2.56	805,878	13,367	2.21
Federal Home Loan Bank ("FHLB") and other capital stock	43,409	1,061	3.26	18,264	549	4.01
Loans (2)		-
Securities-based loans	1,390,549	25,878	2.48	888,898	14,758	2.21
Commercial and industrial	1,523,309	38,738	3.39	1,112,065	25,911	3.11
Residential real estate	937,410	19,600	2.79	416,107	14,466	4.64
Commercial real estate	77,212	1,806	3.12	18,914	633	4.46
Consumer	36,977	768	2.77	21,235	252	1.58
Home equity lines of credit	13,561	312	3.07	12,549	255	2.71
Construction and land	7,022	177	3.36	77	1	1.74
Loans held for sale	174,227	4,238	3.24	174,521	4,183	3.20
Total interest-earning assets (3)	$8,598,098	$166,033	2.57%	$5,019,080	$99,796	2.65%
Cash and due from banks	4,251			3,029
Other non interest-earning assets	88,498			80,169
Total assets	$8,690,847			$5,102,278
Liabilities and stockholder's equity:
Deposits:
Money market	$7,322,760	5,091	0.09%	$4,409,359	4,891	0.15%
Demand deposits	142,109	251	0.24	41,907	27	0.09
Time deposits	10,198	133	1.74	46,075	772	2.23
Savings	16	0	0.08	20	0	0.05
FHLB advances	618,311	5,288	1.14	116,703	255	0.29
Total interest-bearing liabilities (3)	8,093,394	10,763	0.18%	4,614,064	5,945	0.17%
Non interest-bearing liabilities	10,198			19,837
Other non-interest bearing liabilities	42,112			57,803
Total liabilities	8,145,704			4,691,704
Stockholder's equity	545,143			410,574
Total liabilities and stockholder's equity	$8,690,847			$5,102,278
Net interest margin		$155,270	2.39%		$93,851	2.48%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$10	$35	$45	$235	$199	$434
State and political - non-taxable				(16)	14	(2)
Mortgage-backed securities	4,292	(772)	3,520	11,112	(1,664)	9,448
Corporate bonds	3,016	49	3,065	4,956	357	5,313
Asset-backed securities	8,847	607	9,454	17,052	2,422	19,474
FHLB and other capital stock	302	(30)	272	593	(81)	512
Loans		-
Securities-based loans	2,716	619	3,335	9,158	1,962	11,120
Commercial and industrial	4,161	776	4,937	10,284	2,543	12,827
Residential real estate	6,341	(764)	5,577	7,529	(2,395)	5,134
Commercial real estate	328	(55)	273	1,300	(127)	1,173
Consumer	119	94	213	257	259	516
Home equity lines of credit	20	11	31	22	35	57
Construction and land	76	-	76	176	-	176
Loans held for sale	1,425	(1,088)	337	(11)	66	55
	$31,653	$(518)	$31,135	$62,647	$3,590	$66,237
Interest expense:
Deposits:
Money market	$4,063	$(3,941)	$122	$3,238	$(3,038)	$200
Demand deposits	12	(1)	11	129	94	223
Time deposits	(89)	(27)	(116)	(501)	(138)	(639)
FHLB advances	1,234	594	1,828	3,000	2,034	5,034
	$5,220	$(3,375)	$1,845	$5,866	$(1,048)	$4,818

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

For the three months ended September 30, 2016, interest revenue of $62.7 million was generated from average interest-earning assets of $9.8 billion at an average interest rate of 2.56%. Interest revenue of $31.6 million for the comparable period in 2015 was generated from average interest-earning assets of $4.8 billion at an average interest rate of 2.66%.

For the nine months ended September 30, 2016, interest revenue of $166.0 million was generated from average interest-earning assets of $8.6 billion at an average interest rate of 2.57%. Interest revenue of $99.8 million for the comparable period in 2015 was generated from average interest-earning assets of $5.0 billion at an average interest rate of 2.65%.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended September 30, 2016 was $9.2 billion at an average interest rate of 0.16%. The average balance of interest-bearing liabilities for the comparable period in 2015 was $4.4 billion at an average interest rate of 0.16%. The average balance of interest-bearing liabilities during the nine months ended September 30, 2016 was $8.1 billion at an average interest rate of 0.18%. The average balance of interest-bearing liabilities for the comparable period in 2015 was $4.6 billion at an average interest rate of 0.17%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2016, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $9.9 billion compared to $4.1 billion at September 30, 2015.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2016, Global Wealth Management non-interest expenses increased 8.0% to $281.0 million from $260.1 million for the comparable period in 2015. For the nine months ended September 30, 2016, Global Wealth Management non-interest expenses increased 14.6% to $848.4 million from $740.0 million for the comparable period in 2015.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of September 30, 2016, we have 359 branch offices compared to 351 at September 30, 2015. In addition, since September 30, 2015, we have added 236 financial advisors and 429 support staff.

Compensation and benefits – For the three months ended September 30, 2016, compensation and benefits expense increased 5.5% to $215.2 million from $204.0 million during the three months ended September 30, 2015. For the nine months ended September 30, 2016, compensation and benefits expense increased 12.3% to $655.1 million from $583.4 million during the nine months ended September 30, 2015. The increase is principally due to increased variable compensation as a result of the Barclays and Sterne acquisitions. Compensation and benefits expense as a percentage of net revenues was 55.2% and 56.7% for the three and nine months ended September 30, 2016, respectively, compared to 57.1% and 56.6% for the comparable periods in 2015, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2016, occupancy and equipment rental expense increased 12.3% to $23.4 million from $20.8 million during the comparable period in 2015. For the nine months ended September 30, 2016, occupancy and equipment rental expense increased 22.8% to $73.1 million from $59.5 million during the comparable period in 2015. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended September 30, 2016, communications and office supplies expense increased 6.6% to $13.2 million from $12.4 million during the comparable period in 2015. For the nine months ended September 30, 2016, communications and office supplies expense increased 15.9% to $41.6 million from $35.9 million during the comparable period in 2015. The increase is primarily attributable to an increase in office supplies expense, as a result of the acquisitions of Sterne Agee and Barclays during the second half of 2015.

Commissions and floor brokerage – For the three months ended September 30, 2016, commissions and floor brokerage expense decreased 5.3% to $5.0 million from $5.3 million during the comparable period in 2015. For the nine months ended September 30, 2016, commissions and floor brokerage expense increased 20.6% to $15.3 million from $12.7 million during the comparable period in 2015. The increase is consistent with the increase in commission revenues.

Other operating expenses – For the three months ended September 30, 2016, other operating expenses increased 37.2% to $24.2 million from $17.7 million during the comparable period in 2015. For the nine months ended September 30, 2016, other operating expenses increased 30.5% to $63.3 million from $48.5 million during the comparable period in 2015. The increase in other operating expenses is primarily attributable to an increase in insurance and the provision for loan loss as a result of the growth of Stifel Bank.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2016, income before income taxes increased 12.2% to $109.1 million from $97.2 million during the comparable period in 2015. For the nine months ended September 30, 2016, income before income taxes increased 6.0% to $307.5 million from $290.0 million during the comparable period in 2015.

Profit margins (income before income taxes as a percent of net revenues) have increased to 27.9% for the three months ended September 30, 2016 from 27.2% during the comparable period in 2015 as a result of the sale of the Sterne Agee independent contractor business, which operated at lower margins than private client business.

Profit margins decreased to 26.6% for the nine months ended September 30, 2016, from 28.2% during the comparable period in 2015, as a result of an increase in operating expenses.

Results of Operations – Institutional Group

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$53,676	$59,607	(10.0)	20.7%	25.7%
Principal transactions	69,122	60,750	13.8	26.7	26.2
Brokerage revenues	122,798	120,357	2.0	47.3	51.9
Capital raising	46,265	59,466	(22.2)	17.9	25.6
Advisory fees	86,323	49,142	75.7	33.4	21.2
Investment banking	132,588	108,608	22.1	51.2	46.8
Interest	4,743	4,303	10.2	1.8	1.9
Other income	3,124	843	270.6	1.2	0.3
Total revenues	263,253	234,111	12.4	101.7	100.9
Interest expense	4,453	1,986	124.2	1.7	0.9
Net revenues	258,800	232,125	11.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	158,126	143,911	9.9	61.1	62.0
Occupancy and equipment rental	12,872	13,056	(1.4)	5.0	5.6
Communication and office supplies	13,800	17,327	(20.4)	5.3	7.5
Commissions and floor brokerage	5,797	7,174	(19.2)	2.2	3.1
Other operating expenses	23,282	24,804	(6.1)	9.0	10.7
Total non-interest expenses	$213,877	$206,272	3.7	82.6	88.9
Income before income taxes	$44,923	$25,853	73.8	17.4%	11.1%

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015
Revenues:
Commissions	$174,916	$182,637	(4.2)	23.0%	25.0%
Principal transactions	230,148	175,064	31.5	30.2	24.0
Brokerage revenues	405,064	357,701	13.2	53.2	49.0
Capital raising	147,260	203,154	(27.5)	19.4	27.9
Advisory fees	201,199	161,773	24.4	26.4	22.2
Investment banking	348,459	364,927	(4.5)	45.8	50.1
Interest	11,991	11,499	4.3	1.6	1.6
Other income	6,219	1,706	264.5	0.9	0.2
Total revenues	771,733	735,833	4.9	101.4	100.9
Interest expense	10,737	6,564	63.6	1.4	0.9
Net revenues	760,996	729,269	4.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	462,115	453,399	1.9	60.7	62.2
Occupancy and equipment rental	38,546	36,059	6.9	5.1	4.9
Communication and office supplies	47,396	48,757	(2.8)	6.2	6.7
Commissions and floor brokerage	19,328	18,913	2.2	2.5	2.6
Other operating expenses	76,983	72,017	6.9	10.1	9.9
Total non-interest expenses	$644,368	$629,145	2.4	84.7	86.3
Income before income taxes	$116,628	$100,124	16.5	15.3%	13.7%

NET REVENUES

For the three months ended September 30, 2016, Institutional Group net revenues increased 11.5% to $258.8 million from $232.1 million for the comparable period in 2015.  For the nine months ended September 30, 2016, Institutional Group net revenues increased 4.4% to $761.0 million from $729.3 million during the comparable period in 2015.

The increase in net revenues for the three and months ended September 30, 2016 over the comparable periods in 2015 was primarily attributable to an increase in fixed income and equity brokerage revenues; advisory fees; and other income, offset by decreases in fixed income and equity capital raising revenues.

Commissions – For the three months ended September 30, 2016, commission revenues decreased 10.0% to $53.7 million from $59.6 million in the comparable period in 2015. For the nine months ended September 30, 2016, commission revenues decreased 4.2% to $174.9 million from $182.6 million in the comparable period in 2015.

Principal transactions – For the three months ended September 30, 2016, principal transactions revenues increased 13.8% to $69.1 million from $60.8 million in the comparable period in 2015. For the nine months ended September 30, 2016, principal transaction revenues increased 31.5% to $230.1 million from $175.1 million in the comparable period in 2015.

Brokerage revenues – For the three months ended September 30, 2016, institutional brokerage revenues increased 2.0% to $122.8 million from $120.4 million in the comparable period in 2015. For the nine months ended September 30, 2016, institutional brokerage revenues increased 13.2% to $405.1 million from $357.7 million in the comparable period in 2015.

For the three months ended September 30, 2016, fixed income institutional brokerage revenues increased 18.5% to $71.8 million from $60.6 million in the comparable period in 2015. For the nine months ended September 30, 2016, fixed income brokerage revenues increased 33.5% to $236.8 million from $177.4 million in the comparable period in 2015. The increase is primarily attributable to an improvement in fixed income trading volumes from the comparable period in 2015 and the contribution from the Sterne acquisition in June 2015.

For the three months ended September 30, 2016, equity institutional brokerage revenues decreased 14.7% to $51.0 million from $59.8 million during the comparable period in 2015. For the nine months ended September 30, 2016, equity brokerage revenues decreased 6.7% to $168.3 million from $180.3 million during the comparable period in 2015. The decrease is primarily attributable to market volatility and investor uncertainty.

Investment banking – For the three months ended September 30, 2016, investment banking revenues increased 22.1% to $132.6 million from $108.6 million during the comparable period in 2015. For the nine months ended September 30, 2016, investment banking revenues decreased 4.5% to $348.5 million from $364.9 million during the comparable period in 2015. The quarter-over-quarter increase is primarily attributable to an increase in advisory fee revenues, offset by a decline in equity and fixed income capital raising revenues during the comparable period in 2015. The year-over-year decrease is primarily attributable to a decline in equity capital raising revenues, offset by an increase in fixed income capital raising revenues and advisory fee revenues during the comparable period in 2015.

For the three months ended September 30, 2016, capital raising revenues decreased 22.2% to $46.3 million from $59.5 million in the comparable period in 2015. For the nine months ended September 30, 2015, capital raising revenues decreased 27.5% to $147.3 million from $203.2 million in the comparable period in 2015.

For the three months ended September 30, 2016, fixed income capital raising revenues decreased 2.5% to $25.5 million from  $26.1 million during the comparable period in 2015. For the nine months ended September 30, 2016, fixed income capital raising revenues increased 0.7% to $80.5 million from $80.0 million during the comparable period in 2015. The decrease is primarily attributable to a decrease in the municipal bond origination business.

For the three months ended September 30, 2016, equity capital raising revenues decreased 37.7% to $20.8 million from $33.3 million during the comparable period in 2015. For the nine months ended September 30, 2016, equity capital raising revenues decreased 45.8% to $66.7 million from $123.2 million during the comparable period in 2015. The decrease was primarily attributable to a decrease in the number of transactions over the comparable period in 2015.

For the three months ended September 30, 2016, advisory fee revenues increased 75.7% to $86.3 million from $49.1 million in the comparable period in 2015. For the nine months ended September 30, 2016, advisory fees increased 24.4% to $201.2 million from $161.8 million in the comparable period in 2015. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2015.

Other income – For the three months ended September 30, 2016, other income increased 270.6% to $3.1 million from $0.8 million in the comparable period in 2015. For the nine months ended September 30, 2016, other income increased 264.5% to $6.2 million from $1.7 million during the comparable period in 2015.

NON-INTEREST EXPENSES

For the three months ended September 30, 2016, Institutional Group non-interest expenses increased 3.7% to $213.9 million from $206.3 million for the comparable period in 2015. For the nine months ended September 30, 2016, Institutional Group non-interest expenses increased 2.4% to $644.4 million from $629.1 million during the comparable period in 2015.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 169 revenue producers and 88 support staff since September 30, 2015.

Compensation and benefits – For the three months ended September 30, 2016, compensation and benefits expense increased 9.9% to $158.1 million from $143.9 million during the comparable period in 2015. For the nine months ended September 30, 2016, compensation and benefits expense increased 1.9% to $462.1 million from $453.4 million during the comparable period in 2015. The increase is principally due to an increase in variable compensation as a result of higher revenues, offset by a decrease in fixed compensation.

Compensation and benefits expense as a percentage of net revenues was 61.1% and 60.7% for the three and nine months ended September 30, 2016, respectively, compared to 62.0% and 62.2% for comparable periods in 2015, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2016, occupancy and equipment rental expense decreased 1.4% to $12.9 million from $13.1 million during the comparable period in 2015. For the nine months ended September 30, 2016, occupancy and equipment rental expense increased 6.9% to $38.5 million from $36.1 million during the comparable period in 2015. The decrease from the third quarter of 2015 is primarily attributable to lower data processing equipment rental expense, offset by an increase in rent expense. The year-over-year increase is primarily attributable to an increase in rent expense, offset by a decrease in data processing equipment rental expense.

Communications and office supplies – For the three months ended September 30, 2016, communications and office supplies expense decreased 20.4% to $13.8 million from $17.3 million during the comparable period in 2015. For the nine months ended September 30, 2016, communications and office supplies expense decreased 2.8% to $47.4 million from $48.8 million during the comparable period in 2015. The decrease is primarily attributable to a decline in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended September 30, 2016, commissions and floor brokerage expense decreased 19.2% to $5.8 million from $7.2 million during the comparable period in 2015. For the nine months ended September 30, 2016, commissions and floor brokerage expense increased 2.2% to $19.3 million from $18.9 million during the comparable period in 2015. The decrease from the third quarter of 2015 is primarily attributable to a decline in clearing expenses. The year-over-year increase is primarily attributable to an increase in Electronic Communication Network fees as a result of an increase in volume of transactions, offset by a decline in clearing expenses.

Other operating expenses – For the three months ended September 30, 2016, other operating expenses decreased 6.1% to $23.3 million from $24.8 million during the comparable period in 2015. For the nine months ended September 30, 2016, other operating expenses increased 6.9% to $77.0 million from $72.0 million during the comparable period in 2015. The decrease from the third quarter of 2015 is primarily attributable to a decline in legal expenses and travel and promotion expenses, offset by an increase in professional service fees. The year-over-year increase is primarily attributable to an increase in legal expenses and professional service fees, offset by a decline in travel and promotion expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2016, income before income taxes for the Institutional Group segment increased 73.8% to $44.9 million from $25.9 million during the comparable period in 2015. For the nine months ended September 30, 2016, income before income taxes for the Institutional Group segment increased 16.5% to $116.6 million from $100.1 million during the comparable period in 2015. Profit margins (income before income taxes as a percentage of net revenues) have improved to 17.4% and 15.3% for the three and nine months ended September 30, 2016, respectively, from 11.1% and 13.7% during the comparable periods in 2015, respectively, as a result of an increase in revenues.

Results of Operations – Other Segment

Three and Nine Months Ended September 30, 2016 Compared with Three and Nine Months Ended September, 2015

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Net revenues	$(6,846)	$2,144	(419.3)	$(2,766)	$(9,058)	69.5
Non-interest expenses:
Compensation and benefits	60,960	56,335	8.2	188,138	133,061	41.4
Other operating expenses	58,214	46,541	25.1	145,502	117,569	23.8
Total non-interest expenses	119,174	102,876	15.8	333,640	250,630	33.1
Loss before income taxes	$(126,020)	$(100,732)	25.1	$(336,406)	$(259,688)	29.5

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$30,276	$24,153	25.4	$90,889	$57,829	57.2
Other operating expenses	30,436	29,151	4.4	89,249	80,476	10.9
Total non-interest expenses	$60,712	$53,304	13.9%	$180,138	$138,305	30.2%

The above expenses are related to the acquisitions of Eaton Partners and ISM in 2016; Barclays and Sterne in 2015; Merchant Capital, 1919 Investment Counsel, Oriel, and De La Rosa in 2014; and ZCM, the Fixed Income Sales and Trading Business from Knight Capital, and KBW in 2013.

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Non-interest expenses:
Compensation and benefits	$30,684	$32,182	(4.7)	$97,249	$75,232	29.3
Other operating expenses	27,778	17,390	59.7	56,253	37,093	51.7
Total non-interest expenses	$58,462	$49,572	17.9%	$153,502	$112,325	36.7%

Non-interest expenses for the three months ended September 30, 2016 increased 17.9% from the comparable period in 2015. The increase consisted of a 4.7% decrease in compensation and benefits and a 59.7% increase in other operating expenses. Non-interest expenses for the nine months ended September 30, 2016 increased 36.7% from the comparable period in 2015. The increase consisted of a 29.3% increase in compensation and benefits and a 51.7% increase in other operating expenses. These increases are primarily attributable to the building out of our infrastructure and our regulatory compliance enhancement measures.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2016, our total assets increased 29.3% to $17.2 billion from $13.3 billion at December 31, 2015. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2016, our liabilities were comprised primarily of borrowings of $234.2 million, Federal Home Loan Bank advances of $500.0 million, senior notes of $795.8 million, net of debt issuance costs, trust preferred securities of $67.5 million, deposits of $9.9 billion at Stifel Bank, and payables to customers of $931.4 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses of $404.2 million, and accrued employee compensation of $242.7 million. To meet our obligations to clients and operating needs, we had $675.1 million in cash and cash equivalents at September 30, 2016. We also had client brokerage receivables of $1.4 billion and $5.2 billion in loans (including loans held for sale) at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $135.9 million to $675.1 million at September 30, 2016, from $811.0 million at December 31, 2015. Operating activities used $227.1 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities, offset net income recognized during the nine months ended September 30, 2016. Investing activities used cash of $3.8 billion due to the growth of our investment portfolio, growth of the loan portfolio, business acquisitions, and fixed asset purchases, offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $3.9 billion principally due to an increase in bank deposits and proceeds received from FHLB advances, 4.25% senior note issuance, preferred stock issuance, and short-term borrowings, offset by repurchases of our common stock and the extinguishment of the Stifel Financial Capital Trust.

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

As of September 30, 2016, we had $17.2 billion in assets, $8.1 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2016	December 31, 2015	Average Conversion
Cash and cash equivalents	$675,057	$811,019
Receivables from brokers, dealers, and clearing organizations	548,470	601,831	3 days
Securities purchased under agreements to resell	297,827	160,423	1 day
Financial instruments owned at fair value	1,146,884	747,348	12 days
Available-for-sale securities at fair value	3,145,267	1,629,907	3 days
Held-to-maturity securities at amortized cost	2,241,203	1,855,399	3 days
Investments	78,348	87,864	5 days
Total cash and assets readily convertible to cash	$8,133,056	$5,893,791

As of September 30, 2016 and December 31, 2015, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2016		December 31, 2015
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$72,877	$-	$39,324	$-
Financial instruments owned at fair value	261,734	730,670	278,674	508,538
Available-for-sale securities at fair value	—	4,943,030	—	2,032,503
Investments	—	30,652	—	35,688
	$334,611	$5,704,352	$317,998	$2,576,729
Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2016, the maximum number of shares that may yet be purchased under this plan was 7.4 million.

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

At September 30, 2016, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2016, available cash and highly liquid investments comprised approximately 27% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, Federal Home Loan Bank advances, and federal funds agreements. At September 30, 2016, we have $52.0 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $675.1 million of cash and cash equivalents at September 30, 2016, compared to $811.0 million at December 31, 2015. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.1 billion in available-for-sale investment securities at September 30, 2016, compared to $1.6 billion at December 31, 2015. As of September 30, 2016, the weighted-average life of the investment securities portfolio was approximately 2.1 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2016, we had $9.9 billion in deposits compared to $6.6 billion at December 31, 2015. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at September 30, 2016, totaled $980.0 million with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $525.7 million during the nine months ended September 30, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $479.6 million.

The Federal Home Loan advances as of September 30, 2016 are floating-rate advances. The weighted average interest rates during the three months ended September 30, 2016 on these advances is 1.11%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Unsecured borrowings – Our committed bank line financing at September 30, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At September 30, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 7% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $3.2 billion at September 30, 2016 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2016, outstanding FHLB advances were $500.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $1.1 billion with the Fed’s discount window at September 30, 2016. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $9.9 billion at September 30, 2016.

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

On July 11, 2016, the Company completed the pricing of an additional $200.0 million in aggregate principal amount of the Company’s 2014 Notes. The 2014 Notes mature in July 2024 and bear interest at 4.250%, payable semi-annually in arrears on January 18 and July 18. The 2015 Notes were issued with an effective yield of 4.034%. Proceeds from the 2014 Notes issuance of $200.0 million were used to repay our outstanding December 2012 Notes and general corporate purposes.

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

Use of Capital Resources

During the nine months ended September 30, 2016, we repurchased $113.5 million, or 3.4 million shares, at an average price of $33.22 per share.

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

We have paid $61.7 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2016. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2016, and the years ended December 31, 2017, 2018, 2019, 2020, and thereafter are $24.7 million, $87.8 million, $72.7 million, $57.7 million, $42.7 million, and $109.7 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At September 30, 2016, the total number of stock units outstanding was 22.1 million, of which 18.6 million were unvested. At September 30, 2016, the total number of performance-based restricted stock units was 0.5 million, of which all were unvested At September 30, 2016, there was unrecognized compensation cost for stock units of approximately $374.7 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining three months in 2016, and the years ended December 31, 2017, 2018, 2019, 2020, and thereafter are $28.5 million, $97.5 million, $83.6 million, $64.6 million, $51.1 million, and $61.6 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At September 30, 2016, Stifel had net capital of $295.5 million, which was 17.3% of aggregate debit items and $261.4 million in excess of its minimum required net capital. At September 30, 2016, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2015, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2016, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the nine months ending September 30, 2016 of $7.4 million, and anticipate cumulative future cash savings of $95.2 million as of result of the tax amortization of goodwill.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2016, and the daily VaR at September 30, 2016 and December 31, 2015 (in thousands):

	Nine Months Ended September 30, 2016			VAR Calculation at
	High	Low	Daily Average	September 30, 2016	December 31, 2015
Daily VaR	$7,132	$2,415	$4,438	$4,360	$3,620

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

The following table illustrates the estimated change in net interest margin at September 30, 2016, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	9.6%
+100	5.1%
0	0.0%
-100	21.2%
-200	34.7%

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at September 30, 2016 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$3,660,093	$135,414	$1,312,688	$320,407
Securities	2,611,038	178,955	1,809,660	722,155
Interest-bearing cash	236,963	-	-	-
	$6,508,094	$314,369	$3,122,348	$1,042,562
Interest-bearing liabilities:
Transaction accounts and savings	$8,425,552	$121,861	$1,335,377	$-
Certificates of deposit	979	1,914	1,471	-
Borrowings	500,000	-	-	16,675
	$8,926,531	$123,775	$1,336,848	$16,675
GAP	$(2,418,437)	$190,594	$1,785,500	$1,025,887
Cumulative GAP	$(2,418,437)	$(2,227,843)	$(442,343)	$583,544

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion, and the fair value of the collateral that had been sold or repledged was $261.7 million.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1. in our Form 10-Q for the quarter ended September 30, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2016.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 - 31, 2016	601,200	$30.52	601,200	7,429,035
August 1 - 31, 2016	-	-	-	7,429,035
September 1 - 30, 2016	-	-	-	7,429,035
	601,200	$30.52	601,200

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2016, the maximum number of shares that may yet be purchased under this plan was 7.4 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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

Date:  November 9, 2016