Form 10-K
period 2016-12-31
STIFEL FINANCIAL CORP
filed 2017-02-23
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number: 001-09305

STIFEL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	43-1273600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 North Broadway, St. Louis, Missouri 63102-2188

(Address of principal executive offices and zip code)

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.15 par value per share	New York Stock Exchange
Chicago Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange
6.25% Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2016, was $2.2 billion.1

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 15, 2017 was 68,147,490.

[1]

In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2016, are incorporated by reference in Part III hereof.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), Miller Buckfire & Co. LLC (“Miller Buckfire”), and Eaton Partners, LLC (“Eaton Partners”), broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Bank & Trust (“Stifel Bank”), a retail and commercial bank; Stifel Trust Company, N.A. and Stifel Trust Company Delaware, N.A. (collectively, “Stifel Trust”), our trust companies; and 1919 Investment Counsel, LLC (“1919”) and Ziegler Capital Management, LLC (“ZCM”), asset management firms. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

With a 126-year operating history, we have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

•

KBW, Inc. (“KBW”) – On February 15, 2013, we acquired KBW, an investment banking firm with a focus in the banking, insurance, brokerage, asset management, mortgage banking, real estate, and specialty finance sectors. KBW maintains industry-leading positions in research, corporate finance, mergers and acquisitions, as well as sales and trading in equities and debt securities of financial services companies.

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

•

De La Rosa, & Co. (“De La Rosa”) – On April 3, 2014, we acquired De La Rosa, a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

•

Oriel Securities (“Oriel”) – On July 31, 2014, we completed the acquisition of Oriel, a London-based stockbroking and investment banking firm. The combination of our company and Oriel has created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

•

1919 Investment Counsel, formerly known as Legg Mason Investment Counsel & Trust Co., National Association – On November 7, 2014, we completed the acquisition of 1919 Investment Counsel, an asset management firm and trust company that provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country.

•

Merchant Capital, LLC (“Merchant Capital”) – On December 31, 2014, we acquired Merchant Capital, a public finance investment banking firm headquartered in Montgomery, Alabama, which serves the Southeastern market. The strategic combination of Stifel and Merchant Capital is expected to further strengthen our company’s position in several key underwriting markets in the Southeast.

•

Sterne Agee Group, Inc. (“Sterne Agee”) – On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee, a financial service firm that offers comprehensive wealth management and investment service to a diverse client base including corporations, municipalities, and individual investors. On July 1, 2016, we completed the sale of Sterne Agee’s legacy independent brokerage and clearing businesses pursuant to two separate stock purchase agreements dated June 24, 2016.

•	Barclays Wealth and Investment Management (“Barclays”) – On December 4, 2015, we completed the purchase of the Barclays Wealth and Investment Management, Americas franchise in the U.S.
•

Eaton Partners, LLC (“Eaton Partners”) – On January 4, 2016, we completed the acquisition of Eaton Partners, a global fund placement and advisory firm. Eaton Partners will retain its brand name and will operate as a Stifel company.

•

ISM Capital LLP (“ISM”) – On May 3, 2016, we completed the acquisition of ISM, an independent investment bank focused on international debt capital markets. The acquisition of ISM adds to our company’s debt capital markets origination, sales, and research capabilities.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

As of December 31, 2016, we employed over 7,100 associates, including 2,282 financial advisors, of which 123 are independent contractors. Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States and Europe. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom and Europe. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years.

Consolidated Stifel Branch System

At December 31, 2016, the Private Client Group had a network of 2,159 financial advisors located in 360 branch offices in 45 states and the District of Columbia. In addition, we have 123 independent contractors.

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

Our independent contractors, who operate in our CSA business, provide the same types of financial products and services to its private clients as does Stifel. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel.

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

Asset Management

Our asset management business offers specialized investment management solutions for institutions, private clients, and investment advisors. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $12.8 billion at December 31, 2016. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bank not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances held on deposit at Stifel Bank, which is its primary source of funding.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate.

Research

Our research department publishes research across multiple industry groups and provides our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in domestic securities. In our various sales and trading activities, we take a focused approach to serving our clients by maintaining inventory to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading. Our equity sales and trading teams are located in various cities in the United States, as well as Geneva, Zurich, London, and Madrid.

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

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements as a result of acquisitions completed during 2016, amortization of stock-based awards for certain administrative employees, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

BUSINESS CONTINUITY

We have developed a business continuity plan that is designed to permit continued operation of business-critical functions in the event of disruptions to our St. Louis, Missouri, headquarters facility. Several critical business applications are supported by our outside vendors who maintain backup capabilities. We periodically participate in testing of these backup facilities. Likewise, the business functions that we run internally can be supported without the St. Louis headquarters through a combination of redundant computer facilities in other east and west coast data centers and from certain branch locations that can connect to our third-party securities processing vendor through its primary or redundant facilities. Systems have been designed so that we can route mission-critical processing activity to alternate locations, which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 360  at December 31, 2016, and our branch-based financial advisors from 262 to 2,159 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $236.9 billion at December 31, 2016. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•

Further expand our institutional business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As of December 31, 2016, our research department was ranked the second largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•

Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. The merger with TWPG in 2010, our acquisition of Miller Buckfire in 2012, the merger with KBW in 2013, the acquisitions of De La Rosa, Oriel, and Merchant Capital in 2014, and the acquisitions of Eaton and ISM in 2016 have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a middle-market-focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

•

Focus on asset generation within Stifel Bank and offer mortgage and commercial banking services to our clients. We believe the banking services provided through Stifel Bank strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to continue focusing on the sale of banking products and services to our private and corporate clients.

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

As we enter our 127th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

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

Rules and Regulations Resulting From the Dodd-Frank Act

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

CFPB Oversight

In July 2011, the Consumer Financial Protection Bureau (“CFPB”) began operations and was given rulemaking authority for a wide range of consumer protection laws that apply to all banks and was provided broad powers to supervise and enforce federal consumer protection laws. The CFPB has supervisory and enforcement powers under several consumer protection laws, including the: (i) Equal Credit Opportunity Act; (ii) Truth in Lending Act; (iii) Real Estate Settlement Procedures Act; (iv) Fair Credit Reporting Act; (v) Fair Debt Collection Act; (vi) Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and unfair, deceptive, or abusive acts or practices under Section 1031 of the Dodd-Frank Act. The CFPB has authority to promulgate regulations, issue orders, draft policy statements, conduct examinations, and bring enforcement actions. The creation of the CFPB has led to enhanced enforcement of consumer protection laws. To the extent that, as a result of such heightened scrutiny and oversight, we become the subject of any enforcement activity, we may be required to pay fines, incur penalties, or engage in certain remediation efforts.

Stress Tests

In October 2012, the Federal Reserve, FDIC, and OCC jointly issued final rules requiring certain bank holding companies, state member banks, and savings and loan companies with total assets between $10 billion and $50 billion to conduct annual company-prepared stress tests, report the results to their primary regulator and the Federal Reserve (who is our company’s primary regulator), and publish a summary of the results. Stress tests must be conducted using certain scenarios (baseline, adverse, and severely adverse) prescribed by the Federal Reserve. We are subject to stress testing requirements as of December 31, 2016, and will be submitting our first stress test in 2017.

The Volcker Rule

We are subject to the Volcker Rule, which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies, and their affiliates (together, “Banking Entities”) from engaging in “proprietary trading” or acquiring or retaining an ownership interest in a hedge fund or private equity fund (“covered funds”). Banking Entities engaged in proprietary trading and/or investments in covered funds must establish a Volcker Rule-specific compliance program. We are required to adopt a program, which is designed to be effective in ensuring compliance with the Volcker Rule, however, in connection with their examinations, regulators will assess the sufficiency and adequacy of our program. The Volcker Rule also limits investments in, and relationships with, covered funds. The conformance period for compliance with the rule with respect to investments in certain illiquid funds has been extended, and Banking Entities may still apply for an additional five-year extension with respect to investments in certain illiquid funds. We maintain a number of private equity investments, some of which meet the definition of covered funds under the Volcker Rule. The extension of the conformance deadline provides us with additional time to realize the value of these investments in due course and implement any additional actions necessary for conformance with the rule. Certain of our covered funds satisfied the Federal Reserve’s criteria for further extension, and we applied for an extension in 2016, although there is no assurance that any such extension will be granted.

Basel III and U.S. Capital Rules

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

In July 2013, the OCC, the Federal Reserve, and the FDIC released final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increase the quantity and quality of regulatory capital; (ii) establish a capital conservation buffer; and (iii) make changes to the calculation of risk-weighted assets. The U.S. Basel III Rules became effective for our company and Stifel Bank on January 1, 2015, subject to applicable phase-in periods. Based on our current analyses, our company and Stifel Bank are well-capitalized. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

Money Market Funds

In July 2014, the Securities and Exchange Commission (“SEC”) adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. We do not sponsor any money market funds. We utilize such funds in limited circumstances for our own investment purposes as well as to offer our clients with money market funds that are sponsored by third parties as one of several cash sweep alternatives.

Municipal Advisor Regulation

In September 2013, the SEC issued final rules regarding the mandatory registration of “municipal advisors” as required under the Dodd-Frank Act. These final rules for municipal advisors, which became effective in July 2014: (i) impose a fiduciary duty on municipal advisors when advising municipal entities; (ii) may result in the need for new written representations by issuers; and (iii) may limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. Our municipal finance business became subject to additional regulation and oversight by the SEC by virtue of our registration with the SEC as a municipal advisor in 2014.

Moreover, in December 2015, the Municipal Securities Rulemaking Board (the “MSRB”) received approval from the SEC on new MSRB Rule G-42 (regarding duties of non-solicitor municipal advisors) and related amendments to MSRB Rule G-8 (regarding books and records to be made by municipal advisors, among others), all of which became effective in June 2016. Additional rulemaking by the MSRB may cause further changes to the manner in which state and local governments are able to interact with outside finance professionals. These new rules may impact the nature of our interactions with public finance clients, as well as potentially have a negative short-term impact on the volume of public finance financing transactions while the industry attempts to adapt to the new regulatory landscape. However, we do not expect these new rules to have a materially adverse impact on our public finance results of operations, which are included in our Capital Markets segment.

Fiduciary Duty Standard

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. The SEC has not yet proposed rules relating to a new standard of conduct applicable to broker-dealers. However in April 2016, the U.S. Department of Labor (the “DOL”) issued its final regulation (the “DOL Rule”) expanding the definition of who is deemed an “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of giving investment advice to a “plan,” “plan participant,” or “beneficiary,” as well as under the Internal Revenue Code for individual retirement arrangements (“IRAs”) and non-ERISA plans (collectively, “qualified plans”). As a result of adopting a new definition of “fiduciary” under ERISA, the final rule extends fiduciary status to many investment professionals that have not been considered fiduciaries under current law. A fiduciary is subject to strict duties to act solely in the interests of plan participants and beneficiaries and is personally liable to the ERISA plan for breaches in its discharge of its duties.

The DOL Rule also contains exemptions, including the Best Interest Contract exemption (the “BIC Exemption”) and Principal Transactions in Certain Assets exemption (the “Principal Transactions Exemption”), designed to enable investment professionals that will become fiduciaries to continue to operate under existing business models that would otherwise be prohibited, subject to compliance with new conditions. In order to rely on these exemptions, we will be required to: (i) act under defined impartial conduct standards that are in the best interest of our client; (ii) adopt certain anti-conflict policies and procedures; (iii) provide disclosure of certain information relating to fees, compensation, and defined “material conflicts of interest;” (iv) provide a written acknowledgment of fiduciary status; and (v) for IRAs and non-ERISA plans, enter into an enforceable contract with our client that contains extensive warranties and does not allow exculpatory provisions waiving the client’s rights and remedies, including the right to participate in a class action in court. The DOL Rule became effective as of June 7, 2016, with phase-in of the fiduciary definition not applicable until April 10, 2017, and further transition periods until January 1, 2018, applying to both the BIC Exemption and Principal Transactions Exemption.

We are evaluating the impact of the DOL Rule on our business. However, because qualified accounts, particularly IRA accounts, comprise a significant portion of our business, we expect that compliance with the DOL Rule and reliance on the BIC Exemption and the Principal Transactions Exemption will require us to incur increased legal, compliance, and information technology costs. In addition, as discussed above, we may face enhanced legal risks.

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

Several of our wholly owned subsidiaries, including Choice Financial Partners, Inc., Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, Thomas Weisel Global Growth Partners LLC, ZCM, and 1919 Investment Counsel, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

Stifel Trust is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of Stifel Trust’s fiduciary services.

Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to applicable laws and regulations of the jurisdictions in which they operate.

Our European subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom and is a member of the London Stock Exchange. The FCA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend approved persons, and impose fines (where applicable) on both regulated businesses and their approved persons. SNEL operates representative offices in Geneva, Switzerland and Zurich, Switzerland, and has a branch office in Madrid, Spain. In addition to the FCA, these offices are subject to the local regulations of their respective jurisdictions. SNEL holds a number of FCA-passporting rights to engage in Markets in Financial Instruments Directive-related business in Europe.

Capital Requirements

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

Executive Officers

Information regarding our executive officers and their ages as of February 15, 2017, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	58	Co-Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	75	Co-Chairman of the Board of Directors
James M. Zemlyak	57	President, Chief Financial Officer, and Director
Richard J. Himelfarb	75	Vice Chairman, Senior Vice President, and Director
Thomas B. Michaud	52	Senior Vice President and Director
Thomas P. Mulroy	55	President, Co-Director of Institutional Group, and Director
Victor J. Nesi	56	President, Co-Director of Institutional Group, and Director
Ben A. Plotkin	61	Vice Chairman, Senior Vice President, and Director
Mark P. Fisher	47	Senior Vice President and General Counsel
James M. Marischen	37	Senior Vice President, Chief Risk Officer, and Chief Accounting Officer
David D. Sliney	47	Senior Vice President

Ronald J. Kruszewski has been Chief Executive Officer and Director of our company and Stifel since September 1997 and Chairman of the Board of Directors of our company and Stifel since April 2001. Prior thereto, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated, a securities broker-dealer firm, from 1993 to September 1997.

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

Thomas B. Michaud was elected to the Board of Directors of our company in February 2013 after the completion of the merger between our company and KBW, Inc. Mr. Michaud has served as Senior Vice President of our company and Chairman, Chief Executive Officer, and President of Keefe, Bruyette & Woods, Inc., one of our broker-dealer subsidiaries, since February 15, 2013. Prior thereto, Mr. Michaud served as the Chief Executive Officer and President of KBW, Inc. since October 2011 and as Vice Chairman and director since its formation in August 2005. He previously served as Chief Operating Officer from August 2005 until October 2011.

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

Mark P. Fisher has served as Senior Vice President since July 2010 and General Counsel since May 2014. Mr. Fisher served as General Counsel of Thomas Weisel Partners Group, Inc. from May 2005 until the merger between our company and Thomas Weisel Partners Group, Inc. in July 2010. From January 1998 until May 2005, Mr. Fisher practiced corporate and securities law at Sullivan & Cromwell LLP.

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

Additionally, we make available on our web site under “Investor Relations – Corporate Governance,” and in print upon request of any shareholder, a number of our corporate governance documents. These include: Audit Committee charter, Compensation Committee charter, Risk Management/Corporate Governance Committee charter, Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics for Employees. Within the time period required by the SEC and the NYSE, we will post on our web site any modifications to any of the available documents. The information on our web site is not incorporated by reference into this report.

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

Maintaining our reputation is critical to our attracting and maintaining customers, investors, and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and reputational harm. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

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

At times over the last several years, we have experienced operating cycles during weak and uncertain U.S. and global economic conditions, including low levels of economic output, artificially maintained levels of historically low interest rates, relatively high rates of unemployment, and significant uncertainty with regards to fiscal and monetary policy both domestically and abroad. These conditions led to several factors in the global financial markets that from time to time negatively impacted our net revenue and profitability. While global financial markets have shown signs of improvement, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of the artificially low level of short-term interest rates, a return to increased dislocations in the credit markets, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability. We could experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from capital markets and advisory transactions due to lower activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. These periods of reduced revenue and other losses could be accompanied by periods of reduced profitability, because certain of our expenses, including but not limited to our interest expense on debt, rent, facilities, and salary expenses, are fixed, and our ability to reduce them over short periods of time is limited.

Concerns about the European Union (“EU”), including Britain’s June 2016 referendum to exit the EU, and the stability of the EU’s sovereign debt, has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome the EU’s financial support programs, and the possibility exists that other EU member states may experience similar financial troubles in the future or may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from further EU sovereign debt matters could adversely affect our business, financial condition, and liquidity.

Our businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the United States, non-U.S. governments, and international agencies. The Federal Reserve regulates the supply of money and credit in the United States. Federal Reserve policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in Federal Reserve policies are beyond our control, and consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

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

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors or selling assets at prices that may be less favorable to us. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our primary broker-dealer subsidiary and diminished access to the capital markets for our company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

The availability of outside financing, including access to the credit and capital markets, depends on a variety of factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit ratings. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of any future concerns about the stability of the markets generally and the strength of counterparties specifically.

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

A downgrade in our credit ratings could have a material adverse effect on our operations, earnings, and financial condition.

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

Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities, and skills of our senior professionals, particularly our executive team, as well as employees and financial advisors. To compete effectively, we must attract, retain, and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition, and liquidity.

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

To the extent we have compensation targets, we may not be able to retain our employees, which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations, and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

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

We also incur credit risk by lending to businesses and individuals, including but not limited to, commercial and industrial loans, commercial and residential mortgage loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities. We incur credit risk through our investments.

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

We have grown our asset management business in recent years, including with the acquisitions of ZCM in 2013, 1919 Investment Counsel in 2014, and Barclays in 2015, which has increased the risks associated with this business relative to our overall operations. Asset management fees often are primarily comprised of base management and incentive fees. Management fees are primarily based on assets under management (“AUM”). AUM balances are impacted by net inflow/outflow of client assets and changes in market values. Below-market investment performance by the funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our asset values under management may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities that we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. As a market-maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with our market-making or underwriting activities. While it is not typical, from time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

We have made, and to the limited extent permitted by applicable regulations, may continue to make principal investments in private equity funds and other illiquid investments. There is risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or that we may otherwise be unable to complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions, or changes in laws, regulations, fiscal policies, or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

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

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses arising in connection with counterparty defaults may have a material adverse effect on our results of operations.

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

We have experienced rapid growth in the investment portfolio, which includes available-for-sale and held-to-maturity securities, and the loan portfolio of Stifel Bank, which is funded by affiliated customer deposits. Although our stock-secured loans are collateralized by assets held in our clients’ brokerage accounts, we are exposed to some credit and operational risk associated with these loans. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio. In addition, Stifel Bank has significantly grown its mortgage and commercial lending businesses. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

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

Our continued success depends, in part, upon our ability to: (1) successfully maintain and upgrade the capability of our technology systems; (2) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (3) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws, and regulatory sanctions.

Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Customer, public, and regulatory expectations regarding operational and information security have increased. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could have an impact on the security and stability of our operations.

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

In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.

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

In June 2016, the FASB issued a new standard on accounting for credit losses. The new standard will replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. We are evaluating the potential impact its adoption, which will occur no later than the quarter ended December 31, 2020, will have on our financial position and results of operations.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor, and control our operational, legal, and regulatory risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be effective. Our banking and trading processes seek to balance our ability to profit from banking and trading positions with our exposure to potential losses. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are under growing scrutiny by U.S. federal and state regulators. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

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

Market and economic conditions over the past several years have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see Item 1, “Regulation,” in this report for a discussion of such changes). The ultimate impact that the Dodd-Frank Act and implementing regulations will have on us, the financial industry, and the economy at large cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. Nevertheless, it is apparent that these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition, and liquidity. Certain provisions of the Dodd-Frank Act that have (or may) impact our businesses include: the establishment of a fiduciary standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of capital requirements on financial holding companies; restrictions on proprietary trading; and, to a lesser extent, greater oversight over derivatives trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain consolidated asset thresholds established under the Dodd-Frank Act, which have the effect of imposing enhanced standards and requirements on larger institutions. These include, but are not limited to, Stifel Bank’s oversight by the CFPB. The CFPB has had an active enforcement agenda, and any action taken by the CFPB could result in requirements to alter or cease offering affected products and services, make such products and services less attractive, impose additional compliance measures, or result in fines, penalties, or required remediation. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity, and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. We were required to comply with the Volcker Rule’s provisions beginning on July 21, 2015. Although we have not historically engaged in significant levels of proprietary trading, due to our underwriting and market-making activities, the Volcker Rule will likely adversely affect our results of operations through increased operational and compliance costs, possible reductions in our trading revenues, and changes to our private equity investments.

We are evaluating the impact of the DOL Rule on our business, as well as how the change in administration may impact the timing of the implementation of the DOL Rules or the structure of the rules, as proposed. However, because qualified accounts, particularly IRAs, comprise a significant portion of our business, we expect that implementation of the DOL Rule will negatively impact our results, including the impact of increased costs related to compliance, legal, and information technology. In addition, we expect that our legal risks will increase, in part, as a result of the new contractual rights required to be given to IRA and non-ERISA plan clients under the BIC Exemption and Principal Transactions Exemption.

The Basel III regulatory capital standards impose additional capital and other requirements on us that could decrease our competitiveness and profitability.

In July 2013, the OCC, the FRB, and the FDIC released final U.S. Basel III Rules, which implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The U.S. Basel III rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer, and make selected changes to the calculation of risk-weighted assets. The rule became effective for us January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The increased capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected. We continue to evaluate the impact of the U.S. Basel III Rules on both Stifel Bank and our company.

Failure to comply with regulatory capital requirements primarily applicable to our company, Stifel Bank, or our broker-dealer subsidiaries would significantly harm our business.

Our company and Stifel Bank are subject to various regulatory and capital requirements administered by the federal banking regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our company and Stifel Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1, Tier 1 leverage, Total capital to risk-weighted assets, Tier 1 capital to average assets, and capital conservation buffers (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could harm either our company or Stifel Bank’s operations and our financial condition.

As a financial holding company, we depend on dividends, distributions, and other payments from our subsidiaries to fund payments of our obligations, including, among others, debt service. We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds our company needs to make payments on any such obligations.

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

In addition, the U.S. and foreign governments have recently taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current or enacting new standards, requirements, and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business. Additionally, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. A substantial portion of the research relied on by our investment management business in the investment decision-making process is generated internally by our investment analysts and external research, including external research paid for with soft dollars. This external research generally is used for information-gathering or verification purposes, and includes broker-provided research, as well as third-party-provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules, and regulations in the United States related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping, and reporting obligations.

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

Our articles of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to prospective acquirers and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2016. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2026.

Location	Approximate Square Footage	Use
St. Louis, Missouri (1)	400,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations
New York, New York	423,500	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	97,500	Institutional Group operations and Administrative offices
San Francisco, California	96,000	Global Wealth Management and Institutional Group operations
Chicago, Illinois	87,000	Global Wealth Management and Institutional Group operations
Florham Park, New Jersey	74,000	Global Wealth Management and Institutional Group operations
Birmingham, Alabama	67,500	Global Wealth Management and Institutional Group operations
(1)	As of December 31, 2016, we occupy approximately 215,000 square feet of the available space in the building, and we anticipate taking additional space over time.

We also maintain operations in 396 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 360 private client offices. In addition, Stifel Bank leases one location for its administrative offices and operations. Our Institutional Group segment leases 36 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

We have established reserves for potential losses that are probable and reasonably estimable in connection with pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss is reasonably estimable.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matters described below, the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements. Our results of operations and financial condition for the year ended December 31, 2016 reflect both: (1) a provision for income taxes of $8.9 million as a result of the non-deductibility of a portion of the previously disclosed settlement with the SEC; and (2) an increase in our legal reserves by $31.8 million for previously disclosed legal matters.

SEC/Wisconsin Lawsuit

A civil lawsuit was filed against our company by the SEC in connection with our role in the sale of collateralized debt obligations (“CDOs”) investments to five Southeastern Wisconsin school districts (the “school districts”) in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The SEC asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act. The claims were based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs.

During the fourth quarter of 2016, a settlement among the parties was approved by the Commission that resulted in the court entering a final judgment on December 6, 2016, pursuant to which Stifel was enjoined from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and ordering civil penalties, disgorgement, and prejudgment interest of approximately $24.5 million.

EDC Bond Issuance Matter

We were named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) in which, among other things, Saybrook sought repayment from the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribal Parties”), two different law firms and Stifel and Stifel Financial Corp. (together with Stifel, the “Stifel Parties”) for the proceeds from a $50.0 million 2008 bond offering (“the Bonds”) in which the Tribal Parties issued the Bonds, the two law firms advised the Tribal Parties and Saybrook, respectively, and Stifel acted as the initial purchaser. The various parties to this lawsuit asserted numerous claims, cross claims and counter claims against each other. In late December 2016, the court ruled that Stifel had provided implied warranties to Saybrook in connection with the bond offering.

A jury trial commenced on January 30, 2017 and in early February 2017, Saybrook, the Tribal Parties and the Stifel Parties reached a settlement among themselves. Shortly thereafter, Saybrook, the Tribal Parties, and the Stifel Parties reached a settlement with the law firm parties, which resolved all outstanding litigation related to this matter.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

In December 2013, Stone & Youngberg was named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in connection with the 2007 formation of the Collybus CDO, which was manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds, as well as in connection with, among other things, Stone & Youngberg’s facilitation of subsequent trades of Collybus CDO securities by CA on behalf of the CA funds during 2007 and 2008. In the Amended Complaint, plaintiffs allege that they lost over $200.0 million during the financial crisis through mismanagement of the CA funds.

In addition to the claims asserted against Stone & Youngberg, the Amended Complaint seeks to hold our company and Stifel liable for Stone & Youngberg’s alleged wrongdoing under theories of successor and alter ego liability, arising out of our company’s purchase of the membership interests of Stone & Youngberg in 2011 and the subsequent operation of that business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 15, 2017, was $55.36. As of that date, our common stock was held by approximately 24,300 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2016		2015
	High	Low	High	Low
First quarter	$41.67	$25.00	$57.75	$45.96
Second quarter	$38.52	$27.33	$59.93	$51.98
Third quarter	$39.96	$28.49	$58.71	$41.53
Fourth quarter	$52.88	$36.71	$47.17	$40.52

We did not pay cash dividends on our common stock during 2016 or 2015. The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 20 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and Stifel Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2016. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2016.

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2016, the maximum number of shares that may yet be purchased under this plan was 7.4 million. On February 17, 2016, the Board of Directors authorized the repurchase of an additional 5.0 million shares.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker-Dealer Index for the five-year period ended December 31, 2016. The NYSE ARCA Securities Broker-Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2011, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker-Dealer Index, with reinvestment of dividends.

	2012	2013	2014	2015	2016
Stifel Financial Corp.	$100	$150	$159	$132	$156
Peer Group	$136	$200	$228	$200	$255
S&P 500 Index	$116	$153	$174	$177	$198
NYSE ARCA Securities Broker-Dealer Index	$113	$193	$222	$214	$247

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

FBR & Co.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	Goldman Sachs Group, Inc.
JMP Group, Inc.	Morgan Stanley
Piper Jaffray Companies	Stifel Financial Corp.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues:
Commissions	$729,989	$749,536	$674,418	$640,287	$518,803
Principal transactions	475,428	389,319	409,823	408,954	380,160
Investment banking	513,034	503,052	578,689	457,736	292,686
Asset management and service fees	582,789	493,761	386,001	305,639	257,981
Interest	294,332	179,101	185,969	142,539	108,705
Other income	46,798	62,224	14,785	64,659	69,148
Total revenues	2,642,370	2,376,993	2,249,685	2,019,814	1,627,483
Interest expense	66,874	45,399	41,261	46,368	33,370
Net revenues	2,575,496	2,331,594	2,208,424	1,973,446	1,594,113
Non-interest expenses:
Compensation and benefits	1,726,016	1,568,862	1,403,932	1,311,386	1,010,140
Occupancy and equipment rental	231,324	207,465	169,040	158,268	128,365
Communications and office supplies	139,644	130,678	106,926	99,726	79,406
Commissions and floor brokerage	44,315	42,518	36,555	37,225	29,610
Other operating expenses	291,615	240,504	201,177	181,612	116,845
Total non-interest expenses	2,432,914	2,190,027	1,917,630	1,788,217	1,364,366
Income from continuing operations before income tax expense	142,582	141,567	290,794	185,229	229,747
Provision for income taxes	61,062	49,231	111,664	12,322	84,451
Income from continuing operations	81,520	92,336	179,130	172,907	145,296
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(3,063)	(10,894)	(6,723)
Net income	81,520	$92,336	$176,067	$162,013	$138,573
Preferred dividends	3,906	—	—	—	—
Net Income available to common shareholders	$77,614	$92,336	$176,067	$162,013	$138,573
Earnings per basic common share:
Income from continuing operations	$1.16	$1.35	$2.69	$2.72	$2.71
Loss from discontinued operations	—	—	(0.04)	(0.17)	(0.12)
Earnings per basic common share	$1.16	$1.35	$2.65	$2.55	$2.59
Earnings per diluted common share:
Income from continuing operations	$1.00	$1.18	$2.35	$2.35	$2.31
Loss from discontinued operations	—	—	(0.04)	(0.15)	(0.11)
Earnings per diluted common share	$1.00	$1.18	$2.31	$2.20	$2.20
Weighted-average number of common shares outstanding:
Basic	66,871	68,543	66,472	63,568	53,563
Diluted	77,563	78,554	76,376	73,504	62,937
Financial Condition
Total assets	$19,129,356	$13,326,051	$9,518,151	$9,008,870	$6,966,140
Long-term obligations (1)	$867,500	$832,500	$707,500	$410,631	$471,810
Shareholders’ equity	$2,738,408	$2,492,416	$2,322,038	$2,058,849	$1,494,661
Book value per common share (2)	$38.84	$37.19	$35.00	$32.30	$27.24

(1)	Includes senior notes excluding debt issuance costs (presented net on the consolidated statements of financial condition).
(2)	Excludes preferred stock.

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

The following items should be considered when comparing the data from year to year: 1) the gains recognized on our investment in Knight Capital Group, Inc. during 2012; 2) the merger with KBW on February 15, 2013; 3) the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group in July 2013; 4) the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business during 2013; 5) the recognition of a U.S. tax benefit in connection with discontinuing the business operations of SN Canada in 2013; 6) the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel and the expensing of stock awards issued as retention as part of the Oriel and 1919 Investment Counsel acquisitions during 2014; 7) the acquisitions of Sterne and Barclays during 2015; and 8) the acquisitions of Eaton Partners and ISM and the expensing of stock awards issued as retention as part of the Barclays acquisition during 2016. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2016.

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

Stifel Financial Corp., through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom and Europe. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On January 4, 2016, we completed the acquisition of Eaton Partners, a global fund placement and advisory firm. Eaton Partners will retain its brand name and will operate as a Stifel company.

On May 3, 2016, we completed the acquisition of ISM, an independent investment bank focused on international debt capital markets. The acquisition of ISM adds to our company’s debt capital markets origination, sales and research capabilities in Europe, including an end-to-end platform for convertible securities and other equity-linked debt instruments.

On July 1, 2016, the Company completed the sale of Sterne Agee’s legacy independent brokerage and clearing businesses pursuant to two separate stock purchase agreements dated June 24, 2016. The closing of the sale of Sterne Agee’s legacy RIA business occurred on August 1, 2016. Pursuant to the two stock purchase agreements, the Company agreed to sell Sterne Agee Financial Services, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee & Leach, Inc.; Sterne Agee Asset Management, Inc.; and Sterne Agee Investment Advisor Services, Inc.

On July 11, 2016, we completed an underwritten registered public offering of $150 million perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A, and issued $200.0 million principal amount of our 4.25% Senior Notes due 2024. Proceeds from the Preferred Stock offering and the issuance of the 4.25% Senior Notes were used for general corporate purposes and the redemption of $150.0 million principal amount of our 5.375% Senior Notes.

Results for the year ended December 31, 2016

For the year ended December 31, 2016, net revenues increased 10.5% to a record $2.6 billion compared to $2.3 billion during the comparable period in 2015. This represents our 21st consecutive year of record net revenues. Net income available to common shareholders for the year ended December 31, 2016 decreased, 15.9% to $77.6 million, or $1.00 per diluted common share, compared to $92.3 million, or $1.18 per diluted common share, in 2015.

Our revenue growth for the year ended December 31, 2016, was primarily attributable to an increase in net interest income; higher asset management and service fees as a result of increased assets under management; an increase in brokerage revenues; and an increase in investment banking revenues. The increase in revenue growth over the comparable period in 2015 was offset by a decrease in other income. In addition, our revenue growth was positively impacted by the acquisitions of Barclays during 2015 and Eaton Partners and ISM during 2016, as well as the retained businesses from the Sterne Agee acquisition (certain businesses were disposed of in July 2016).

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2016, the key indicators of the markets’ performance, the NASDAQ, the S&P 500, and Dow Jones Industrial Average closed 7.5%, 9.5%, and 13.4% higher than their December 31, 2015, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014	2016	2015	2014
Revenues:
Commissions	$729,989	$749,536	$674,418	(2.6)%	11.1%	28.3%	32.1%	30.5%
Principal transactions	475,428	389,319	409,823	22.1	(5.0)	18.5	16.7	18.6
Investment banking	513,034	503,052	578,689	2.0	(13.1)	19.9	21.6	26.2
Asset management and service fees	582,789	493,761	386,001	18.0	27.9	22.7	21.2	17.5
Interest	294,332	179,101	185,969	64.3	(3.7)	11.4	7.7	8.4
Other income	46,798	62,224	14,785	(24.8)	320.9	1.8	2.6	0.7
Total revenues	2,642,370	2,376,993	2,249,685	11.2	5.7	102.6	101.9	101.9
Interest expense	66,874	45,399	41,261	47.3	10.0	2.6	1.9	1.9
Net revenues	2,575,496	2,331,594	2,208,424	10.5	5.6	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,726,016	1,568,862	1,403,932	10.0	11.7	67.0	67.3	63.6
Occupancy and equipment rental	231,324	207,465	169,040	11.5	22.7	9.0	8.9	7.6
Communication and office supplies	139,644	130,678	106,926	6.9	22.2	5.4	5.6	4.8
Commissions and floor brokerage	44,315	42,518	36,555	4.2	16.3	1.7	1.8	1.7
Other operating expenses	291,615	240,504	201,177	21.3	19.5	11.4	10.3	9.1
Total non-interest expenses	2,432,914	2,190,027	1,917,630	11.1	14.2	94.5	93.9	86.8
Income from continuing operations before income taxes	142,582	141,567	290,794	0.7	(51.3)	5.5	6.1	13.2
Provision for income taxes	61,062	49,231	111,664	24.0	(55.9)	2.4	2.1	5.1
Income from continuing operations	81,520	92,336	179,130	(11.7)	(48.5)	3.2	4.0	8.1
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(3,063)	—	nm	—	—	(0.1)
Net income	81,520	92,336	176,067	(11.7)	(47.6)	3.2	4.0	8.0
Preferred dividends	3,906	—	—	nm	nm	0.2	—	—
Net Income available to common shareholders	$77,614	$92,336	$176,067	(15.9)%	(47.6)%	3.0%	4.0%	8.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Commissions	$729,989	$749,536	$674,418	(2.6)%	11.1%
Principal transactions	475,428	389,319	409,823	22.1	(5.0)
Brokerage revenues	1,205,417	1,138,855	1,084,241	5.8	5.0
Investment banking:
Capital-raising	256,397	307,571	305,198	(16.6)	0.8
Advisory	256,637	195,481	273,491	31.3	(28.5)
	513,034	503,052	578,689	2.0	(13.1)
Asset management and service fees	582,789	493,761	386,001	18.0	27.9
Net interest	227,458	133,702	144,708	70.1	(7.6)
Other income	46,798	62,224	14,785	(24.8)	320.9
Total net revenues	$2,575,496	$2,331,594	$2,208,424	10.5%	5.6%

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increase in asset management business and the growth of Stifel Bank in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment. The increase in revenues over 2015 is also attributed to the acquisitions of Barclays on December 4, 2015, Eaton Partners on January 4, 2016, and ISM on May 3, 2016, as well as the retained businesses from the Sterne Agee acquisition in 2015 (certain businesses were disposed of in July 2016). The results of operations of the acquired companies are included in our results prospectively from the date of their respective acquisition.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2016, commission revenues decreased 2.6% to $730.0 million from $749.5 million in 2015. The decrease is primarily attributable to a decrease in mutual fund and equity transactions.

Principal transactions – For the year ended December 31, 2016, principal transactions revenues increased 22.1% to $475.4 million from $389.3 million in 2015. The increase from 2015 is primarily attributable to higher institutional fixed income brokerage revenues as a result of increased volumes.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2016, investment banking revenues increased 2.0%, to $513.0 million from $503.1 million in 2015. The increase is primarily attributable to an increase in advisory fees, which was positively impacted by the Eaton Partners acquisition, partially offset by a decrease in capital-raising revenues.

Capital-raising revenues decreased 16.6% to $256.4 million for the year ended December 31, 2016, from $307.6 million in 2015. For the year ended December 31, 2016, equity capital-raising revenues decreased 18.8% to $144.1 million from $177.5 million in 2015. For the year ended December 31, 2016, fixed income capital-raising revenues decreased 13.7% to $112.3 million from $130.1 million in 2015.

Advisory fees increased 31.3% to $256.6 million for the year ended December 31, 2016, from $195.5 million in 2015. The increase is primarily attributable to an increase in the number of completed advisory transactions during 2016.

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

For the year ended December 31, 2016, asset management and service fee revenues increased 18.0% to $582.8 million from $493.8 million in 2015. The increase is primarily a result of an increase in the number and value of fee-based accounts. The growth of asset management and service fee revenues from the prior year were also attributable to contribution from the acquisition Barclays in December 2015. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2016, other income decreased 24.8% to $46.8 million from $62.2 million during 2015. Other income primarily includes investment gains and losses and mortgage loan originations fees from Stifel Bank. The decrease in other income from 2015 is attributable to a gain recognized on the sale on a portion of an investment in 2015 that was not recurring. This was offset by a gain recognized on the extinguishment of $15.0 million of debentures during the third quarter of 2016.

Year Ended December 31, 2015, Compared With Year Ended December 31, 2014

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

Investment banking – For the year ended December 31, 2015, investment banking revenues decreased 13.1%, to $503.1 million from $578.7 million in 2014. The decrease is primarily attributable to a decrease in advisory fees, partially offset by an increase in capital-raising revenues.

Capital-raising revenues increased 0.8% to $307.6 million for the year ended December 31, 2015, from $305.2 million in 2014. For the year ended December 31, 2015, equity capital-raising revenues decreased 23.7% to $177.5 million from $232.5 million in 2014. For the year ended December 31, 2015, fixed income capital-raising revenues increased 79.0% to $130.1 million from $72.7 million in 2014.

Advisory fees decreased 28.5% to $195.5 million for the year ended December 31, 2015, from $273.5 million in 2014. The decrease is primarily attributable to a decrease in the number of completed advisory transactions during 2015, as well as a decline in the number of larger transactions that were completed in 2014.

Asset management and service fees – For the year ended December 31, 2015, asset management and service fee revenues increased 27.9% to $493.8 million from $386.0 million in 2014. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2015, other income increased 320.9% to $62.2 million from $14.8 million in 2014. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel)	$1,280,791	$32,147	2.51%	$540,889	$22,421	4.15%	$481,210	$19,095	3.97%
Interest-earning assets (Stifel Bank) *	9,761,745	243,821	2.50	5,163,610	136,841	2.65	4,981,789	143,146	2.87
Financial instruments owned	1,047,264	18,965	1.81	829,866	17,757	2.14	940,575	20,735	2.20
Other (Stifel)		(601)			2,082			2,993
Total interest revenue		$294,332			$179,101			$185,969
Interest-bearing liabilities:
Short-term borrowings (Stifel)	$178,294	$2,122	1.19%	$45,492	$569	1.25%	$97,815	$1,092	1.12%
Interest-bearing liabilities (Stifel Bank) *	9,204,254	14,108	0.15	4,794,750	7,813	0.16	4,644,753	7,926	0.17
Stock loan (Stifel)	313,413	4,843	1.55	62,771	125	0.20	45,758	76	0.17
Senior notes (Stifel Financial Corp.)	775,000	36,845	4.75	482,671	25,695	5.32	460,178	26,617	5.78
Interest-bearing liabilities (Capital Trusts)	71,250	1,783	2.50	82,500	1,729	2.10	82,500	1,687	2.04
Other (Stifel)		7,173			9,468			3,863
Total interest expense		$66,874			$45,399			$41,261
Net interest income		$227,458			$133,702			$144,708

*

See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bank’s average balances and interest income and expense.

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2016, net interest income increased 70.1% to $227.5 million from $133.7 million in 2015.

For the year ended December 31, 2016, interest revenue increased 64.3% to $294.3 million from $179.1 million in 2015, principally as a result of a $107.0 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $9.8 billion during the year ended December 31, 2016, compared to $5.2 billion during 2015 at average interest rates of 2.50% and 2.65%, respectively.

For the year ended December 31, 2016, interest expense increased 47.3% to $66.9 million from $45.4 million in 2015. The increase is primarily attributable to our July 2016 issuance of $200.0 million senior notes, the write-off of debt issuance costs as a result of the redemption of our company’s $150.0 million 5.375% senior notes in July 2016, and the December 2015 issuance of $300.0 million of 3.50% senior notes. The increase in interest expense is also attributable to an increase in interest expense paid on the interest-bearing liabilities of Stifel Bank.

Year Ended December 31, 2015, Compared With Year Ended December 31, 2014

Net interest income – For the year ended December 31, 2015, net interest income decreased 7.6% to $133.7 million from $144.7 million in 2014.

For the year ended December 31, 2015, interest revenue decreased 3.7% to $179.1 million from $186.0 million in 2014, principally as a result of a $6.3 million decrease in interest revenue generated from interest-earning assets of Stifel Bank due to a decline in interest rates. The average interest-earning assets of Stifel Bank increased to $5.2 billion during the year ended December 31, 2015, compared to $5.0 billion in 2014 at average interest rates of 2.65% and 2.87%, respectively.

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

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Non-interest expenses:
Compensation and benefits	$1,726,016	$1,568,862	$1,403,932	10.0%	11.7%
Occupancy and equipment rental	231,324	207,465	169,040	11.5	22.7
Communications and office supplies	139,644	130,678	106,926	6.9	22.2
Commissions and floor brokerage	44,315	42,518	36,555	4.2	16.3
Other operating expenses	291,615	240,504	201,177	21.3	19.5
Total non-interest expenses	$2,432,914	$2,190,027	$1,917,630	11.1%	14.2%

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

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

For the year ended December 31, 2016, compensation and benefits expense increased 10.0% to $1.7 billion from $1.6 billion in 2015. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production, and 2) an increase in fixed compensation for additional administrative support staff.

Compensation and benefits expense for the year ended December 31, 2016, includes a non-cash charge of $58.6 million (pre-tax) related to the expensing of certain restricted stock awards granted to employees of Barclays. During 2016, the Company’s Board of Directors removed the continuing service requirements associated with restricted stock units that were granted to certain employees of Barclays in December 2015. As a result of the modification, the awards were expensed at date of modification. The fair value of the awards is based upon the closing price of our company’s common stock on the date of the grant of the awards.

Compensation and benefits expense as a percentage of net revenues was 67.0% for the year ended December 31, 2016, compared to 67.3% for the year ended December 31, 2015.

Occupancy and equipment rental – For the year ended December 31, 2016, occupancy and equipment rental expense increased 11.5% to $231.3 million from $207.5 million in 2015. The increase is primarily due to the increase in rent and depreciation expense.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2016, communications and office supplies expense increased 6.9% to $139.6 million from $130.7 million in 2015. The increase is primarily attributable to an increase in quote and communication equipment expense.

Commissions and floor brokerage – For the year ended December 31, 2016, commissions and floor brokerage expense increased 4.2% to $44.3 million from $42.5 million in 2015. The increase is primarily attributable to an increase in trade execution costs.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, and professional service expenses.

For the year ended December 31, 2016, other operating expenses increased 21.3% to $291.6 million from $240.5 million in 2015. The increase is primarily attributable to an increase in legal and FDIC insurance expense, as well as the provision for loan losses at Stifel Bank. During the year ended December 31, 2016, we increased our legal reserves for previously disclosed legal matters. See Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our legal matters.

Provision for income taxes – For the year ended December 31, 2016, our provision for income taxes was $61.1 million, representing an effective tax rate of 42.8%, compared to $49.2 million in 2015, representing an effective tax rate of 34.8%.

Certain settlements or judgments associated with the Company’s disclosed matters are not deductible for tax purposes to the extent they constitute penalties. The previously disclosed settlement was not deductible and negatively impacted the Company’s provision for income taxes during 2016.

Year Ended December 31, 2015, Compared With Year Ended December 31, 2014

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions, and increased administrative overhead to support the growth in our segments.

Compensation and benefits – For the year ended December 31, 2015, compensation and benefits expense increased 11.7% to $1.6 billion from $1.4 billion in 2014. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) an increase in fixed compensation for the additional administrative support staff; and 3) increased headcount.

Compensation and benefits expense for the year ended December 31, 2015, includes a non-cash charge of $23.8 million (pre-tax) related to the expensing of certain restricted stock awards granted to employees of Sterne at the closing date of the acquisition. There were no continuing service requirements associated with these restricted stock awards, and accordingly, they were expensed on the date of grant.

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

Other operating expenses – For the year ended December 31, 2015, other operating expenses increased 19.5% to $240.5 million from $201.2 million in 2014. The increase is primarily attributable to an increase in legal expenses, professional service fees in connection with our acquisition and regulatory compliance enhancement measures, travel and promotion, and license fees.

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

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net revenues	$—	$—	$(121)
Restructuring expense	—	—	217
Operating expenses	—	—	3,924
Total non-interest expenses	—	—	4,141
Loss from discontinued operations before income taxes	—	—	(4,262)
Income tax benefit	—	—	(1,199)
Loss from discontinued operations, net of tax	$—	$—	$(3,063)

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements as a result of acquisitions completed during 2016, amortization of stock-based awards for certain administrative employees, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014	2016	2015	2014
Revenues:
Commissions	$491,214	$504,206	$453,730	(2.6)%	11.1%	31.4%	36.6%	36.8%
Principal transactions	179,421	148,475	184,476	20.8	(19.5)	11.5	10.8	15.0
Asset management and service fees	581,862	492,814	385,182	18.1	27.9	37.2	35.8	31.2
Interest	279,631	164,793	166,402	69.7	(1.0)	17.9	12.0	13.5
Investment banking	42,187	43,687	45,768	(3.4)	(4.5)	2.7	3.2	3.7
Other income	19,942	33,742	8,801	(40.9)	283.4	1.3	2.4	0.7
Total revenues	1,594,257	1,387,717	1,244,359	14.9	11.5	102.0	100.8	100.9
Interest expense	30,847	10,404	11,708	196.5	(11.1)	2.0	0.8	0.9
Net revenues	1,563,410	1,377,313	1,232,651	13.5	11.7	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	870,577	781,573	703,679	11.4	11.1	55.7	56.7	57.1
Occupancy and equipment rental	97,603	82,015	71,526	19.0	14.7	6.2	6.0	5.8
Communication and office supplies	55,344	46,825	38,779	18.2	20.7	3.5	3.4	3.2
Commissions and floor brokerage	19,347	17,431	13,913	11.0	25.3	1.2	1.3	1.1
Other operating expenses	90,221	67,343	57,776	34.0	16.6	5.9	4.9	4.7
Total non-interest expenses	1,133,092	995,187	885,673	13.9	12.4	72.5	72.3	71.9
Income before income taxes	$430,318	$382,126	$346,978	12.6%	10.1%	27.5%	27.7%	28.1%

	December 31,
	2016	2015	2014
Branch offices (actual)	360	361	330
Financial advisors (actual)	2,159	2,172	1,965
Independent contractors (actual) (1)	123	719	138

(1)

On July 1, 2016, we sold the independent contractor business acquired with the Sterne Agee transaction in June 2015. As of December 31, 2015, there were 591 independent contractors included in the disposed business.

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

NET REVENUES

For the year ended December 31, 2016, Global Wealth Management net revenues increased 13.5% to a record $1.6 billion from $1.4 billion in 2015. The increase in net revenues for the year ended December 31, 2016, over 2015, is primarily attributable to an increase in net interest revenues, as a result of the growth of interest-earning assets at Stifel Bank; the growth in asset management and service fees, as a result of the acquisitions of Sterne Agee in June 2015 and Barclays in December 2015; and an increase in principal transaction revenues. The increase in net revenues was partially offset by a decrease in other income and commission revenues.

Commissions – For the year ended December 31, 2016, commission revenues decreased 2.6% to $491.2 million from $504.2 million in 2015. The decrease is primarily attributable to a decrease in agency transactions in mutual funds and insurance products as a result of lower trading volumes impacting the environment for both us and the industry, as clients are migrating their assets to fee-based accounts.

Principal transactions – For the year ended December 31, 2016, principal transactions revenues increased 20.8% to $179.4 million from $148.5 million in 2015. The increase is primarily attributable to an increase in fixed income products as a result of higher trading volumes and the current interest rate environment.

Asset management and service fees – For the year ended December 31, 2016, asset management and service fees increased 18.1% to $581.9 million from $492.8 million in 2015. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues are billed based on values as of the prior period end.

The value of assets in fee-based accounts at December 31, 2016, increased 12.0% to $70.2 billion from $62.7 billion at December 31, 2015. Asset management and service fee revenues were positively impacted by the acquisition of Barclays in December 2015.

Interest revenue – For the year ended December 31, 2016, interest revenue increased 69.7% to $279.6 million from $164.8 million in 2015. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 3.4% to $42.2 million for the year ended December 31, 2016, from $43.7 million in 2015. The decrease is primarily attributable to a decrease in corporate equity sales credits from 2015.

Other income – For the year ended December 31, 2016, other income decreased 40.9% to $19.9 million from $33.7 million 2015. The decrease is primarily attributable to the recognition of a gain on the sale on a portion of an investment in 2015 that was not recurring, offset by an increase in mortgage fees from loan originations at Stifel Bank.

Interest expense – For the year ended December 31, 2016, interest expense increased 196.5% to $30.8 million from $10.4 million in 2015. The increase is primarily attributable to higher interest expense on the interest-bearing liabilities of Stifel Bank, which is driven by an increase in Federal Home Loan Bank advances during 2016.

NON-INTEREST EXPENSES

For the year ended December 31, 2016, Global Wealth Management non-interest expenses increased 13.9% to $1.1 billion from $995.2 million in 2015.

Compensation and benefits – For the year ended December 31, 2016, compensation and benefits expense increased 11.4% to $870.6 million from $781.6 million in 2015. The increase is principally due to increased variable compensation as a result of increased production and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 55.7% for the year ended December 31, 2016, compared to 56.7% in 2015.

Occupancy and equipment rental – For the year ended December 31, 2016, occupancy and equipment rental expense increased 19.0% to $97.6 million from $82.0 million in 2015. The increase is primarily due to an increase in rent expense as a result of our acquisition of Barclays in 2015.

Communications and office supplies – For the year ended December 31, 2016, communications and office supplies expense increased 18.2% to $55.3 million from $46.8 million in 2015. The increase is primarily attributable to higher communication and quote equipment and internet expenses as a result of the continued expansion of the segment.

Commissions and floor brokerage – For the year ended December 31, 2016, commissions and floor brokerage expense increased 11.0% to $19.3 million from $17.4 million in 2015. The increase is primarily attributable to an increase in clearing fees.

Other operating expenses – For the year ended December 31, 2016, other operating expenses increased 34.0% to $90.2 million from $67.3 million in 2015. The increase in other operating expenses is primarily attributable to an increase in FDIC insurance, the provision for loan losses as a result of a growth in the loan portfolio at Stifel Bank, higher travel expenses, and an increase in legal expenses and professional service fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2016, income before income taxes increased 12.6% to $430.3 million from $382.1 million in 2015. Profit margins (income before income taxes as a percent of net revenues) were impacted by an increase in revenues offset by higher operating expenses.

Year Ended December 31, 2015, Compared With Year Ended December 31, 2014

NET REVENUES

For the year ended December 31, 2015, Global Wealth Management net revenues increased 11.7% to $1.4 billion from $1.2 billion in 2014. The increase in net revenues for the year ended December 31, 2015, over 2014, is primarily attributable to growth in asset management and service fees; increased other income; and an increase in commission revenues. The increase in net revenues was partially offset by a decline in principal transaction revenues, interest income, and investment banking revenues.

Commissions – For the year ended December 31, 2015, commission revenues increased 11.1% to $504.2 million from $453.7 million in 2014. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds, and insurance products, partially offset by lower trading volumes impacting the environment for both us and the industry.

Principal transactions – For the year ended December 31, 2015, principal transactions revenues decreased 19.5% to $148.5 million from $184.5 million in 2014. The decrease is primarily attributable to a decrease in fixed income products as a result of lower trading volumes and the current low interest rate environment.

Asset management and service fees – For the year ended December 31, 2015, asset management and service fees increased 27.9% to $492.8 million from $385.2 million in 2014. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues are billed based on values as of the prior period end. The value of assets in fee-based accounts increased 19.8% to $62.7 billion from $52.4 billion at December 31, 2014.

Interest – For the year ended December 31, 2015, interest revenue decreased 1.0% to $164.8 million from $166.4 million in 2014. The decrease is primarily due to lower interest rates on interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Investment banking – Investment banking decreased 4.5% to $43.7 million for the year ended December 31, 2015, from $45.8 million in 2014. The decrease is primarily attributable to a decrease in corporate equity sales credits from 2014.

Other income – For the year ended December 31, 2015, other income increased 283.4% to $33.7 million from $8.8 million 2014. The increase is primarily attributable to recognition of a gain on the sale on a portion of an investment in 2015 and an increase in mortgage fees from loan originations at Stifel Bank, partially offset by investment losses.

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

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of December 31, 2015, we have 361 branch offices compared to 330 at December 31, 2014. In addition, since December 31, 2014, we have added 329 financial advisors and 454 support staff.

Compensation and benefits – For the year ended December 31, 2015, compensation and benefits expense increased 11.1% to $781.6 million from $703.7 million in 2014. The increase is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 56.7% for the year ended December 31, 2015, compared to 57.1% for the year ended December 31, 2014.

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

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2016			December 31, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$583,564	$3,021	0.52%	$65,827	$163	0.25%
State and municipal securities (tax-exempt) (1)	75,692	2,704	3.57	76,257	2,706	3.55
Mortgage-backed securities	1,912,867	37,459	1.96	1,093,898	25,206	2.30
Corporate fixed income securities	677,215	15,092	2.23	307,047	6,694	2.18
Asset-backed securities	1,942,999	52,199	2.69	863,137	19,181	2.22
Federal Home Loan Bank (“FHLB”) and other capital stock	43,376	1,538	3.55	20,776	722	3.48
Loans (2)
Securities-based loans	1,430,625	35,028	2.45	948,840	21,063	2.22
Commercial and industrial	1,578,680	54,599	3.46	1,158,936	37,167	3.21
Consumer	53,325	1,582	2.97	23,158	378	1.63
Residential real estate	1,179,024	31,783	2.70	395,775	16,869	4.26
Commercial real estate	82,370	2,375	2.88	24,091	1,046	4.34
Home equity lines of credit	14,690	420	2.86	12,233	334	2.73
Construction and land	8,209	280	3.41	803	26	3.24
Loans held for sale	179,109	5,741	3.21	172,832	5,286	3.06
Total interest-earning assets (3)	$9,761,745	$243,821	2.50%	$5,163,610	$136,841	2.65%
Cash and due from banks	5,843			2,985
Other non-interest-earning assets	96,283			80,006
Total assets	$9,863,871			$5,246,601
Liabilities and stockholders’ equity:
Deposits:
Money market	$8,438,339	$6,898	0.08%	$4,500,268	$6,360	0.14%
Time deposits	8,775	153	1.75	39,278	860	2.19
Demand deposits	168,549	280	0.17	76,262	42	0.06
Savings	18	—	—	17	—	0.05
FHLB advances	588,573	6,777	1.15	178,925	551	0.31
Total interest-bearing liabilities (3)	$9,204,254	$14,108	0.15%	$4,794,750	$7,813	0.16%
Non-interest-bearing deposits	14,355			19,004
Other non-interest-bearing liabilities	43,954			31,155
Total liabilities	$9,262,563			$4,844,909
Stockholders’ equity	601,308			401,692
Total liabilities and stockholders’ equity	$9,863,871			$5,246,601
Net interest margin		$229,713	2.35%		$129,028	2.50%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2014
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$172,052	$420	0.24%
State and municipal securities:
Taxable	8,403	512	6.09
Tax-exempt (1)	77,395	3,706	4.79
Mortgage-backed securities	1,373,446	36,248	2.64
Corporate fixed income securities	470,790	10,157	2.16
Asset-backed securities	966,022	20,903	2.16
FHLB and other capital stock	8,090	32	0.40
Loans (2)
Securities-based loans	599,777	14,207	2.37
Commercial and industrial	775,632	27,498	3.55
Consumer	3,221	76	2.36
Residential real estate	375,672	24,808	6.60
Commercial real estate	14,773	641	4.34
Home equity lines of credit	14,229	384	2.70
Construction and land	231	11	4.76
Loans held for sale	122,056	3,543	2.90
Total interest-earning assets (3)	$4,981,789	$143,146	2.87%
Cash and due from banks	3,526
Other non-interest-earning assets	73,950
Total assets	$5,059,265
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,419,699	$8,214	0.19%
Time deposits	133,842	(402)	(0.30)
Demand deposits	63,158	33	0.05
Savings	520	—	0.01
FHLB advances	27,534	81	0.29
Total interest-bearing liabilities (3)	$4,644,753	$7,926	0.17%
Non-interest-bearing deposits	20,345
Other non-interest-bearing liabilities	23,189
Total liabilities	$4,688,287
Stockholders’ equity	370,978
Total liabilities and stockholders’ equity	$5,059,265
Net interest margin		$135,220	2.75%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2016, interest revenue for Stifel Bank of $243.8 million was generated from weighted-average interest-earning assets of $9.8 billion at a weighted-average interest rate of 2.50%. For the year ended December 31, 2015, interest revenue for Stifel Bank of $136.8 million was generated from weighted-average interest-earning assets of $5.2 billion at a weighted-average interest rate of 2.65%. For the year ended December 31, 2014, interest revenue for Stifel Bank of $143.1 million was generated from weighted-average interest-earning assets of $5.0 billion at a weighted-average interest rate of 2.87%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits, FHLB advances, and other interest expense. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2016, was $9.2 billion at a weighted-average interest rate of 0.15%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2015, was $4.8 billion at a weighted-average interest rate of 0.16%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2014, was $4.6 billion at a weighted-average interest rate of 0.17%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel and, to a lesser extent, with FHLB advances. At December 31, 2016, the balance of Stifel brokerage customer deposits at Stifel Bank was $11.5 billion compared to $6.6 billion at December 31, 2015.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015			Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$2,510	$348	$2,858	$(263)	$6	$(257)
State and municipal securities:
Taxable	—	—	—	(256)	(256)	(512)
Tax-exempt	(22)	20	(2)	(54)	(946)	(1,000)
Mortgage-backed securities	15,327	(3,074)	12,253	(6,801)	(4,241)	(11,042)
Corporate fixed income securities	8,246	152	8,398	(3,571)	107	(3,464)
Asset-backed securities	28,293	4,725	33,018	(2,307)	585	(1,722)
FHLB and other capital stock	801	15	816	116	573	689
Loans
Securities-based loans	11,610	2,355	13,965	7,686	(829)	6,857
Commercial and industrial	14,329	3,103	17,432	11,982	(2,314)	9,668
Consumer	740	464	1,204	318	(16)	302
Residential real estate	18,316	(3,402)	14,914	1,411	(9,350)	(7,939)
Commercial real estate	1,543	(214)	1,329	404	—	404
Home equity lines of credit	70	16	86	(54)	4	(50)
Construction and land	254	—	254	18	(2)	16
Loans held for sale	163	292	455	4,448	(2,705)	1,743
	$102,180	$4,800	$106,980	$13,077	$(19,384)	$(6,307)
Interest expense:
Deposits:
Money market	$3,982	$(3,444)	$538	$153	$(2,006)	$(1,853)
Time deposits	(561)	(146)	(707)	(118)	1,380	1,262
Demand deposits	89	149	238	(4)	13	9
Savings	—	—	—	—	—	—
FHLB advances	2,835	3,391	6,226	466	4	470
	$6,345	$(50)	$6,295	$497	$(609)	$(112)

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

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,213	$2	$(18)	$4,197
State and municipal securities	76,066	—	(3,576)	72,490
Mortgage-backed securities:
Agency	340,738	298	(2,304)	338,732
Commercial	77,417	59	(4,703)	72,773
Non-agency	2,032	—	(140)	1,892
Corporate fixed income securities	830,695	1,418	(8,602)	823,511
Asset-backed securities	1,858,929	9,857	(1,068)	1,867,718
	$3,190,090	$11,634	$(20,411)	$3,181,313
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,567,758	$14,537	$(17,037)	$1,565,258
Commercial	59,581	1,786	—	61,367
Non-agency	688	—	(13)	675
Asset-backed securities	1,370,300	6,242	(3,396)	1,373,146
Corporate fixed income securities	40,078	30	—	40,108
	$3,038,405	$22,595	$(20,446)	$3,040,554

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,700	$1	$(3)	$1,698
State and municipal securities	75,953	28	(1,814)	74,167
Mortgage-backed securities:
Agency	306,309	125	(1,541)	304,893
Commercial	11,177	134	(1)	11,310
Non-agency	2,679	2	(163)	2,518
Corporate fixed income securities	321,017	743	(2,352)	319,408
Asset-backed securities	922,563	774	(7,424)	915,913
	$1,641,398	$1,807	$(13,298)	$1,629,907
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,257,808	$23,346	$(3,105)	$1,278,049
Commercial	59,521	1,832	—	61,353
Non-agency	929	—	(15)	914
Asset-backed securities	496,996	2,076	(4,139)	494,933
Corporate fixed income securities	40,145	—	(396)	39,749
	$1,855,399	$27,254	$(7,655)	$1,874,998

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive loss.
(2)

Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,613	$1	$(4)	$1,610
State and municipal securities	76,518	20	(2,137)	74,401
Mortgage-backed securities:
Agency	206,982	3,137	(913)	209,206
Commercial	107,100	633	(89)	107,644
Non-agency	3,186	5	(54)	3,137
Corporate fixed income securities	336,210	2,016	(820)	337,406
Asset-backed securities	788,908	1,321	(10,155)	780,074
	$1,520,517	$7,133	$(14,172)	$1,513,478
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$884,451	$32,926	$(42)	$917,335
Commercial	59,462	2,257	—	61,719
Non-agency	1,081	—	(17)	1,064
Asset-backed securities	177,335	3,151	(2,645)	177,841
Corporate fixed income securities	55,236	4	(1,223)	54,017
	$1,177,565	$38,338	$(3,927)	$1,211,976

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive loss.
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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we did not recognize any credit-related OTTI during the years ended December 31, 2016, 2015, and 2014, respectively.

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

We believe the gross unrealized losses of $40.9 million related to our investment portfolio, as of December 31, 2016, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2016, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,351	$2,846	$—	$—	$4,197
State and municipal securities	301	375	16,821	54,993	72,490
Mortgage-backed securities:
Agency	—	—	480	338,252	338,732
Commercial	—	—	54,764	18,009	72,773
Non-agency	8	—	—	1,884	1,892
Corporate fixed income securities	22,301	675,058	126,152	—	823,511
Asset-backed securities	—	—	697,616	1,170,102	1,867,718
	$23,961	$678,279	$895,833	$1,583,240	$3,181,313
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$170,493	$1,397,265	$1,567,758
Commercial	—	59,581	—	—	59,581
Non-agency	—	—	—	688	688
Asset-backed securities	—	—	141,576	1,228,724	1,370,300
Corporate fixed income securities	—	40,078	—	—	40,078
	$—	$99,659	$312,069	$2,626,677	$3,038,405
Weighted-average yield (2)	1.44%	2.21%	2.76%	2.45%	2.48%

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2016.

III.	Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio held for investment for the periods indicated (in thousands):

		As of December 31,
	2016	2015	2014	2013	2012
Residential real estate	$2,161,400	$429,132	$432,646	$372,789	$65,657
Commercial and industrial	1,710,399	1,216,656	896,853	552,333	300,034
Securities-based loans	1,614,033	1,388,953	732,799	508,866	425,295
Commercial real estate	78,711	92,623	15,902	12,284	12,805
Consumer	45,391	36,846	25,489	618	87
Home equity lines of credit	15,008	12,475	12,945	16,327	19,531
Construction and land	12,623	3,899	—	490	510
Total gross loans	5,637,565	3,180,584	2,116,634	1,463,707	823,919
Unamortized loan premium/(discount), net	858	(5,296)	(30,533)	(45,100)	—
Unamortized loan origination costs, net	(2,021)	(1,567)	(1,631)	(1,920)	(1,207)
Loans in process	(49)	(419)	1,681	334	1,370
Allowance for loan losses	(45,163)	(29,787)	(20,731)	(12,668)	(8,145)
	$5,591,190	$3,143,515	$2,065,420	$1,404,353	$815,937

 The maturities of the loan portfolio at December 31, 2016, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$3,297,040	$148,146	$2,192,379	$5,637,565

The sensitivity of loans with maturities in excess of one year at December 31, 2016, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$87,892	$2,117,639	$2,205,531
Fixed rate loans	60,254	74,740	134,994
	$148,146	$2,192,379	$2,340,525

 Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses, beginning of period	$29,787	$20,731	$12,668	$8,145	$5,300
Provision for loan losses	15,659	9,069	8,531	8,842	3,004
Charge-offs:
Commercial and industrial	(267)	—	(510)	(3,864)	—
Residential real estate	(13)	(144)	—	(501)	(254)
Consumer	(16)	—	(16)	—	—
Commercial real estate	—	—	—	—	—
Other	—	—	(5)	(7)	—
Total charge-offs	(296)	(144)	(531)	(4,372)	(254)
Recoveries	13	131	63	53	95
Allowance for loan losses, end of period	$45,163	$29,787	$20,731	$12,668	$8,145
Net charge-offs to average bank loans outstanding, net	0.01%	0.05%	0.03%	0.40%	0.02%

 The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2016		December 31, 2015
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$35,127	30.3%	$24,748	38.2%
Securities-based loans	3,094	28.6	1,607	43.7
Residential real estate	2,660	38.4	1,241	13.5
Commercial real estate	1,363	1.4	264	2.9
Home equity lines of credit	371	0.3	290	0.4
Construction and land	232	0.2	78	0.1
Consumer	129	0.8	105	1.2
Qualitative	2,187	—	1,454	—
	$45,163	100.0%	$29,787	100.0%

	December 31, 2014		December 31, 2013
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$16,609	42.4%	$9,832	37.7%
Securities-based loans	1,099	34.6	892	34.9
Consumer	156	1.2	—	—
Residential real estate	787	20.4	408	25.5
Home equity lines of credit	267	0.6	174	1.1
Commercial real estate	232	0.8	198	0.8
Construction and land	—	—	12	—
Qualitative	1,581	—	1,152	—
	$20,731	100.0%	$12,668	100.0%

(1)	Loan category as a percentage of total loan portfolio.

	December 31, 2012
	Balance	Percent (1)
Commercial and industrial	$5,450	36.4%
Commercial real estate	691	1.5
Securities-based loans	638	51.6
Residential real estate	408	8.0
Home equity lines of credit	195	2.4
Construction and land	13	0.1
Consumer	9	—
Qualitative	741	—
	$8,145	100.0%

(1)	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed. At December 31, 2016, we had $26.9 million of non-accrual loans, net of discounts, which included $9.7 million in troubled debt restructurings, for which there was a specific allowance of $3.4 million. At December 31, 2015, 2014, 2013, and 2012, we had $0.9 million, $4.9 million, $1.5 million, and $1.8 million of non-accrual loans, respectively, which included $0.2 million, $1.0 million, $0.4 million, and $1.6 million of trouble debt restructurings, respectively, for which there was a specific allowance of $0.2 million, $0.3 million, $0.2 million, and $0.6 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2016, 2015, 2014, 2013, and 2012, were insignificant to the consolidated financial statements.

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

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$8,606,888	0.08%	$4,576,530	0.14%	$4,482,857	0.18%
Certificates of deposit (time deposits)	8,775	1.75	39,278	2.19	133,842	(0.30)
Demand deposits (non-interest-bearing)	14,355	*	19,004	*	20,345	*
Savings accounts	18	—	17	—	520	—

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2016, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$150	$235	$492	$956	$1,833

V.	Return on Equity and Assets

	Year Ended December 31,
	2016	2015	2014
Return on assets (net income as a percentage of average total assets)	0.54%	0.88%	1.86%
Return on equity (net income as a percentage of average shareholders’ equity)	3.47	3.74	7.97
Dividend payout ratio (1)	—	—	—
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	15.75	23.43	23.42

(1)	We did not declare or pay any dividends on our common stock during 2016, 2015, or 2014.

VI. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	FHLB Advances	Stock Loan
Year Ended December 31, 2016:
Amount outstanding at December 31, 2016	$377,000	$500,000	$478,814
Weighted-average interest rate thereon	1.46%	0.88%	0.75%
Maximum amount outstanding at any month-end	$377,000	$1,160,000	$488,384
Average amount outstanding during the year	$178,294	$588,573	$313,413
Weighted-average interest rate thereon	1.19%	1.15%	0.46%
Year Ended December 31, 2015:
Amount outstanding at December 31, 2015	$30,000	$148,000	$329,670
Weighted-average interest rate thereon	1.13%	0.36%	0.65%
Maximum amount outstanding at any month-end	$465,648	$579,000	$329,670
Average amount outstanding during the year	$45,492	$178,925	$62,771
Weighted-average interest rate thereon	1.25%	0.31%	0.65%
Year Ended December 31, 2014:
Amount outstanding at December 31, 2014	$—	$—	$4,215
Weighted-average interest rate thereon	—%	—%	nm
Maximum amount outstanding at any month-end	$414,900	$225,000	$79,164
Average amount outstanding during the year	$97,815	$27,534	$45,758
Weighted-average interest rate thereon	1.12%	0.29%	0.17%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014	2016	2015	2014
Revenues:
Commissions	$238,775	$241,528	$220,689	(1.1)%	9.4%	23.5%	24.8%	22.1%
Principal transactions	296,008	244,646	225,347	21.0	8.6	29.2	25.1	22.6

Capital raising	214,209	264,858	259,587	(19.1)	2.0	21.1	27.1	26.0
Advisory fees	256,638	192,584	273,333	33.3	(29.5)	25.3	19.7	27.4
Investment banking	470,847	457,442	532,920	2.9	(14.2)	46.4	46.8	53.4
Interest	16,609	15,053	21,801	10.3	(31.0)	1.6	1.5	2.2
Other income	7,087	26,594	5,695	(73.4)	367.0	0.8	2.8	0.6
Total revenues	1,029,326	985,263	1,006,452	4.5	(2.1)	101.5	101.0	100.9
Interest expense	15,162	9,669	9,381	56.8	3.1	1.5	1.0	0.9
Net revenues	1,014,164	975,594	997,071	4.0	(2.2)	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	608,171	596,561	612,330	1.9	(2.6)	60.0	61.1	61.4
Occupancy and equipment rental	51,179	49,808	47,207	2.8	5.5	5.0	5.1	4.7
Communication and office supplies	64,049	64,168	55,570	(0.2)	15.5	6.3	6.6	5.6
Commissions and floor brokerage	24,968	25,087	22,642	(0.5)	10.8	2.5	2.6	2.3
Other operating expenses	101,654	98,928	93,776	2.8	5.5	10.0	10.1	9.4
Total non-interest expenses	850,021	834,552	831,525	1.9	0.4	83.8	85.5	83.4
Income before income taxes	$164,143	$141,042	$165,546	16.4%	(14.8)%	16.2%	14.5%	16.6%

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

NET REVENUES

For the year ended December 31, 2016, Institutional Group net revenues increased 4.0% to a record $1.0 billion from $975.6 million in 2015. The increase in net revenues for the year ended December 31, 2016, was primarily attributable to an increase in advisory fees and fixed income brokerage revenues. The increase was offset by a decrease in capital-raising revenues and lower equity brokerage revenues. Net revenues during 2016 were positively impacted by the acquisitions of Eaton Partners in January 2016 and ISM in May 2016.

Commissions – For the year ended December 31, 2016, commission revenues decreased 1.1% to $238.8 million from $241.5 million in 2015.

Principal transactions – For the year ended December 31, 2016, principal transactions revenues increased 21.0% to $296.0 million from $244.6 million in 2015.

For the year ended December 31, 2016, fixed income brokerage revenues increased 20.5% to $302.5 million from $251.0 million in 2015. The increase is primarily attributable to an improvement in fixed income trading volumes, as a result of the acquisition of the Sterne fixed income business in June 2015.

For the year ended December 31, 2016, equity brokerage revenues decreased 1.2% to $232.3 million from $235.2 million in 2015. The decrease is a result of declines in volume.

Investment banking – For the year ended December 31, 2016, investment banking revenues increased 2.9% to $470.8 million from $457.4 million in 2015. The increase is attributable to higher advisory fees, which was positively impacted by the acquisition of Eaton Partners in January 2016, offset by lower capital-raising revenues in 2016.

For the year ended December 31, 2016, advisory fees increased 33.3% to $256.6 million from $192.6 million in 2015. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable periods in 2015.

For the year ended December 31, 2016, capital-raising revenues decreased 19.1% to $214.2 million from $264.9 million in 2015.

For the year ended December 31, 2016, equity capital-raising revenues decreased 34.3% to $106.2 million from $161.7 million in 2015. The decrease was primarily attributable to a decrease in the number of transactions over 2015.

For the year ended December 31, 2016, fixed income capital-raising revenues increased 4.7% to $108.0 million from $103.2 million in 2015. The increase is primarily attributable to an increase in the municipal bond origination business, primarily as a result of our acquisition of Sterne Agee in June 2015.

Interest income – For the year ended December 31, 2016, interest income increased 10.3% to $16.6 million from $15.1 million in 2015. The increase is primarily attributable to an increase in dividend payments on our inventory positions.

Other income – For the year ended December 31, 2016, other income decreased 73.4% to $7.1 million from $26.6 million in 2015. The decrease in other income is primarily attributed to lower investment gains in 2016. During 2015, we recognized a gain on the sale of certain assets that didn’t recur in 2016.

Interest expense – For the year ended December 31, 2016, interest expense increased 56.8% to $15.2 million from $9.7 million in 2015. The increase is primarily attributable to higher inventory levels during 2016.

NON-INTEREST EXPENSES

For the year ended December 31, 2016, Institutional Group non-interest expenses increased 1.9% to $850.0 million from $834.6 million in 2015.

Compensation and benefits – For the year ended December 31, 2016, compensation and benefits expense increased 1.9% to $608.2 million from $596.6 million in 2015. The increase is principally due to the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 60.0% for the year ended December 31, 2016, compared to 61.1% in 2015.

Occupancy and equipment rental – For the year ended December 31, 2016, occupancy and equipment rental expense increased 2.8% to $51.2 million from $49.8 million in 2015. The increase is primarily due to an increase in rent expense.

Communications and office supplies – For the year ended December 31, 2016, communications and office supplies expense decreased 0.2% to $64.0 million from $64.2 million in 2015. The decrease is primarily attributable to lower supply expense, offset by higher communication expense.

Commissions and floor brokerage – For the year ended December 31, 2016, commissions and floor brokerage expense decreased 0.5% to $25.0 million from $25.1 million in 2015. The decrease is primarily attributable to lower clearing expenses.

Other operating expenses – For the year ended December 31, 2016, other operating expenses increased 2.8% to $101.7 million from $98.9 million in 2015. The increase is primarily attributable to an increase in legal expenses, offset by lower travel expenses.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2016, income before income taxes for the Institutional Group segment increased 16.4% to $164.1 million from $141.0 million in 2015. Profit margins (income before income taxes as a percentage of net revenues) have increased to 16.2% for the year ended December 31, 2016, from 14.5% in 2015 as a result of an increase in revenues offset by a slight increase in operating expenses.

Year Ended December 31, 2015, Compared With Year Ended December 31, 2014

NET REVENUES

For the year ended December 31, 2015, Institutional Group net revenues decreased 2.2% to $975.6 million from $997.1 million in 2014. The decrease in net revenues for the year ended December 31, 2015, over the comparable period in 2014, was primarily attributable to a decrease in advisory fees. The decrease was offset by improved capital-raising revenues and growth of brokerage revenues.

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

For the year ended December 31, 2015, fixed income institutional brokerage revenues increased 27.9% to $251.0 million from $196.2 million in 2014. The increase is primarily attributable to an improvement in fixed income trading volumes, as a result of the acquisition of the Sterne fixed income business in June 2015.

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

For the year ended December 31, 2015, advisory fees decreased 29.5% to $192.6 million from $273.3 million in 2014.

Interest income – For the year ended December 31, 2015, interest income decreased 31.0% to $15.1 million from $21.8 million in 2014.

Other income – For the year ended December 31, 2015, other income increased 367.0% to $26.6 million from $5.7 million in 2014.

Interest expense – For the year ended December 31, 2015, interest expense increased 3.1% to $9.7 million from $9.4 million in 2014.

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

Compensation and benefits – For the year ended December 31, 2015, compensation and benefits expense decreased 2.6% to $596.6 million from $612.3 million in 2014. The decrease is principally due to a decrease in variable compensation, offset by an increase in fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 61.1% for the year ended December 31, 2015, compared to 61.4% for the year ended December 31, 2014.

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

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net revenues	$(2,078)	$(21,313)	$(21,298)	90.3%	(0.1)%
Non-interest expenses:
Compensation and benefits	247,267	190,730	87,923	29.6	116.9
Other operating expenses	202,534	169,558	112,509	19.4	50.7
Total non-interest expenses	449,801	360,288	200,432	24.8	79.8
Loss before income taxes	$(451,879)	$(381,601)	$(221,730)	18.4%	72.1%

The other segment includes expenses related to the Company’s acquisition strategy, litigation-related expenses associated with previously disclosed matters, and the investments made in the Company’s infrastructure and control environment.

The expenses relating to the Company’s acquisition strategy, which are included in the other segment, consists of stock-based compensation and costs directly related to acquisitions and dispositions of certain businesses that are not representative of the costs of running our company’s ongoing business. The following shows the expenses that are part of the other segment related to acquisitions.

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Non-interest expenses:
Compensation and benefits	$105,518	$96,772	$25,914	9.0%	273.4%
Other operating expenses	82,209	60,831	16,218	35.1	275.1
Total non-interest expenses	$187,727	$157,603	$42,132	19.1%	274.1%

The above expenses are related to the acquisitions of Eaton Partners and ISM in 2016; Barclays and Sterne in 2015; Merchant Capital, 1919 Investment Counsel, Oriel, and De La Rosa in 2014; and ZCM, the Fixed Income Sales and Trading Business from Knight Capital, and KBW in 2013.

During 2016, the Company’s Board of Directors removed the continuing service requirements associated with restricted stock units that were granted to certain employees of Barclays in December 2015. The awards were expensed at date of modification, resulting in a charge of $58.6 million during 2016. The fair value of the awards is based upon the closing price of our company’s common stock on the date of the grant of the awards.

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

During the year ended December 31, 2016, we increased our legal reserves for previously disclosed legal matters. See Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our legal matters.

The expenses not associated with acquisition-related activities in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Non-interest expenses:
Compensation and benefits	$141,749	$93,958	$62,009	50.9%	51.5%
Other operating expenses	120,325	108,727	96,291	10.7	12.9
Total non-interest expenses	$262,074	$202,685	$158,300	29.3%	28.0%

Non-interest expenses increased 29.3% from 2015, consisting of a $47.8 million, or 50.9%, increase in compensation and benefits and an $11.6 million, or 10.7%, increase in other operating expenses. The increases are attributable to the building out of our infrastructure and our regulatory compliance enhancement measures primarily to meet the enhanced prudential regulatory requirements imposed upon surpassing $10 billion in assets, which the Company did in the fourth quarter of 2015.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $19.1 billion at December 31, 2016, were up 43.5% over December 31, 2015. The increase is primarily attributable to the growth of our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and increases in bank loans as a result of our continued focus to grow the balance sheet at Stifel Bank. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2016, our liabilities were comprised primarily of senior notes of $795.9 million, Federal Home Loan Bank advances of $500.0 million, borrowings of $377.0 million, deposits of $11.5 billion at Stifel Bank, and payables to customers of $842.0 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses of $400.6 million, and accrued employee compensation of $295.4 million. To meet our obligations to clients and operating needs, we had $912.9 million in cash and cash equivalents at December 31, 2016. We also had client brokerage receivables of $1.4 billion at Stifel and $5.6 billion in loans held for investment at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $101.9 million to $912.9 million at December 31, 2016, from $811.0 million at December 31, 2015. Operating activities used cash of $349.2 million primarily due to an increase in operating assets and a decrease in operating liabilities, offset by the net effect of non-cash items and net income recognized in 2016. Investing activities used cash of $5.3 billion due to an increase in our loan portfolio, purchases of our available-for-sale and held-to-maturity securities as part of the investment strategy at Stifel Bank, acquisitions, net of acquired cash, and fixed asset purchases, partially offset by proceeds from the maturity of available-for-sale and held-to-maturity securities. Financing activities provided cash of $5.7 billion primarily due to an increase in affiliated deposits, net borrowings from our unsecured credit facilities and FHLB advances, proceeds from our $200.0 million senior note issuance, and proceeds from our preferred stock issuance, offset by the redemption of our $150.0 million 5.375% senior notes and purchases of our common stock into treasury.

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

As of December 31, 2016, we had $19.1 billion in assets, $9.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,		Average
	2016	2015	Conversion
Cash and cash equivalents	$912,932	$811,019
Receivables from brokers, dealers, and clearing organizations	1,024,752	601,831	5 days
Securities purchased under agreements to resell	248,588	160,423	1 day
Financial instruments owned at fair value	923,090	747,348	3 days
Available-for-sale securities at fair value	3,181,313	1,629,907	4 days
Held-to-maturity securities at amortized cost	3,038,405	1,855,399	3 days
Investments	76,768	103,357	10 days
Total cash and assets readily convertible to cash	$9,405,848	$5,909,284

As of December 31, 2016 and 2015, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$67,672	$—	$59,068	$—
Financial instruments owned at fair value	268,546	753,897	278,674	508,538
Available-for-sale securities at fair value	—	3,725,972	—	2,032,503
Investments	—	40,000	—	35,688
	$336,218	$4,519,869	$337,742	$2,576,729

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bank.

Stifel is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit items arising from client transactions. Covenants in Stifel’s committed secured financing facilities require its net capital to be a minimum of 7% of aggregate debit items. At December 31, 2016, Stifel significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, Stifel had excess net capital of $228.8 million. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

Stifel Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of Stifel Bank’s current calendar year and the previous two calendar years’ retained net income and Stifel Bank maintains its targeted capital to risk-weighted assets ratios.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above and, in certain instances, may be subject to regulatory requirements.

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2016, the maximum number of shares that may yet be purchased under this plan was 7.4 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Monitoring of liquidity – Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk, and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring, and controlling the impact that our business activities have on our financial condition, liquidity, and capital structure, as well as maintains our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity stress testing (Firmwide) – A liquidity stress test model is maintained by the Company that measures liquidity outflows across multiple scenarios at the major operating subsidiaries and details the corresponding impact to our holding company and the overall consolidated firm. Liquidity stress tests are utilized to ensure that current exposures are consistent with the Company’s established liquidity risk tolerance and, more specifically, to identify and quantify sources of potential liquidity strain. Further, the stress tests are utilized to analyze possible impacts on the Company’s cash flows, liquidity position, profitability, and solvency. The outflows are modeled over a 30-day liquidity stress timeframe and include the impact of idiosyncratic and macro-economic stress events.

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

At December 31, 2016, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2016, available cash and highly liquid investments comprised approximately 25% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At December 31, 2016, we have $53.0 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at or near par.

Cash and Cash Equivalents – We held $912.9 million of cash and cash equivalents at December 31, 2016, compared to $811.0 million at December 31, 2015. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.2 billion in available-for-sale investment securities at December 31, 2016, compared to $1.6 billion at December 31, 2015. As of December 31, 2016, the weighted-average life of the investment securities portfolio was approximately 2.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

We monitor our investment portfolio for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, and current market conditions. For debt securities, we also consider any intent to sell the security and the likelihood we will be required to sell the security before its anticipated recovery. We continually monitor the ratings of our security holdings and conduct regular reviews of our credit-sensitive assets.

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

As of December 31, 2016, we had $11.5 billion in deposits compared to $6.6 billion at December 31, 2015. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We also have an unsecured, committed bank line available.

Our uncommitted secured lines of credit at December 31, 2016, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $525.7 million during the year ended December 31, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $511.1 million.

The Federal Home Loan advances as of December 31, 2016, are floating-rate advances. The weighted average interest rates during the year ended December 31, 2016, on these advances is 1.15%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Unsecured short-term borrowings – Our committed short-term bank line financing at December 31, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. At December 31, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 7% of aggregate debits, as defined in the revolving credit facility.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $3.8 billion at December 31, 2016, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2016, outstanding FHLB advances were $500.0 million. Stifel Bank is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bank does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bank has borrowing capacity of $1.7 billion with the Federal Reserve’s discount window at December 31, 2016. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $11.5 billion at December 31, 2016. At December 31, 2016, there was $19.3 billion in client money market and FDIC-insured product balances.

Public Offering of Senior Notes – On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes accrue from December 21, 2012, and will be paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on April 15, 2013. The December 2012 Notes mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part on or after December 31, 2016, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions, and expenses, were used for general corporate purposes. We received a BBB- rating on the December 2012 Notes. The notes were redeemed in July 2016.

On July 15, 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024 (the “2014 Notes”). Interest on the 2014 Notes is payable semi-annually in arrears. We may redeem the 2014 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2014 Notes issuance of $295.6 million, after discounts, commissions, and expenses, were used for general corporate purposes. In July 2016, we issued an additional $200.0 million in aggregate principal amount of 4.25% senior notes due 2024. In July 2014, we received a BBB- rating on the 2014 Notes.

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

Public Offering of Preferred Stock – On July 11, 2016, we completed an underwritten registered public offering of $150 million perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. Proceeds from the issuance were used for general corporate purposes.

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

We believe our existing assets, a significant portion of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Use of Capital Resources – On January 4, 2016, we completed the acquisition of Eaton Partners, a global fund placement and advisory firm. Eaton Partners will retain its brand name and will be run as a Stifel company. Purchase consideration consisted of cash and common stock.

On May 3, 2016, we completed the acquisition of ISM, an independent investment bank focused on international debt capital markets. The acquisition of ISM adds to our company’s debt capital markets origination, sales and research capabilities in Europe, including an end-to-end platform for convertible securities and other equity-linked debt instruments. Purchase consideration consisted of cash and common stock.

On August 12, 2016, (the “redemption date”), we redeemed 100% of our company’s outstanding 5.375% Senior Notes due 2022. The redemption price was equal to the sum of the principal amount of the Notes outstanding and accrued and unpaid interest on the Notes up to, but not including, the redemption date.

On January 3, 2017, we completed the acquisition of City Financial Corporation and its wholly owned subsidiary, City Securities Corporation, an independent investment bank focused primarily on offering wealth management and public finance services across the Midwest and Indiana. Purchase consideration consisted of cash and common stock.

During the year ended December 31, 2016, we repurchased $113.5 million, or 3.4 million shares, at an average price of $33.22 per share.

The following table summarizes the activity related to our company’s note receivable from January 1, 2015 to December 31, 2016 (in thousands):

	2016	2015
Beginning balance – January 1	$401,293	$197,757
Notes issued – organic growth	93,667	66,045
Notes issued – acquisitions (1), (2)	1,250	174,846
Amortization	(94,754)	(53,913)
Other	(5,138)	16,558
Ending balance – December 31	$396,318	$401,293

(1)	Notes issued in conjunction with the acquisitions of Sterne and Barclays in 2015 and ISM in 2016.
(2)	Includes approximately $74.0 million in notes assumed from the acquisitions of Sterne and Barclays in 2015.

We have paid $93.7 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2016. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2017, 2018, 2019, 2020, 2021, and thereafter, is $89.3 million, $74.3 million, $59.4 million, $44.3 million, $33.3 million, and $83.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At December 31, 2016, the total number of stock units outstanding was 21.8 million, of which 16.3 million were unvested. At December 31, 2016, there was unrecognized compensation cost for stock units of approximately $379.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the years ended December 31, 2017, 2018, 2019, 2020, 2021, and thereafter, is $100.7 million, $86.1 million, $67.5 million, $54.7 million, $30.8 million, and $39.3 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2016, Stifel had net capital of $228.8 million, which was 15.3% of aggregate debit items and $198.8 million in excess of its minimum required net capital. At December 31, 2016, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2016, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2016, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2016, we had commitments to invest in affiliated and unaffiliated investment partnerships of $12.4 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Once a loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectability of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2016, of $9.5 million and anticipate cumulative future cash savings of $90.0 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2016, with no impairment identified.

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

Dilution

As of December 31, 2016, there were 14,315 shares of our common stock issuable on outstanding options, with an average-weighted exercise price of $39.15, and 21,752,442 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. Of the outstanding restricted stock unit awards, 5,476,181 shares are currently vested and 16,276,261 are unvested. Assuming vesting requirements are met, the Company anticipates that 3,811,724 shares under these awards will be distributed in 2017, 3,073,232 will vest in 2018, 2,856,169 will vest in 2019, and the balance of 12,011,317 will be distributed thereafter.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Senior notes (1)	$800,000	$—	$—	$—	$300,000	$—	$500,000
Interest on senior notes	223,521	31,750	31,750	31,750	30,875	21,250	76,146
Debenture to Stifel Financial Capital Trusts (2)	67,500	—	—	—	—	—	67,500
Interest on debenture	33,909	1,691	1,691	1,691	1,691	1,691	25,454
Operating leases	518,408	91,214	83,599	78,407	64,331	47,411	153,446
Commitments to extend credit – Stifel Bank (3)	787,366	509,610	67,824	78,449	51,119	67,909	12,455
Earn-out payments (4)	99,812	17,413	44,505	12,889	13,421	11,584	—
Commitments to fund partnership interests	3,842	3,842	—	—	—	—	—
Commitments to fund BDCs	8,526	8,526	—	—	—	—	—
Certificates of deposit	3,901	2,090	1,354	457	—	—	—
	$2,546,785	$666,136	$230,723	$203,643	$461,437	$149,845	$835,001

(1)	See Note 13 of the Notes to the Consolidated Financial Statements for further discussion of our Senior Notes.
(2)	See Note 16 of the Notes to the Consolidated Financial Statements for further discussion of our Capital Trusts.
(3)

Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit, and lines of credit which may expire without being funded and, as such, do not represent estimates of future cash flow.

(4)	Information concerning our acquisitions is included in Note 3 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.1 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 24 to the consolidated financial statements for a discussion of income taxes.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2016, and the daily VaR at December 31, 2016 and 2015 (in thousands):

	December 31, 2016			VaR Calculation at December 31,
	High	Low	Daily Average	2016	2015
Daily VaR	$7,132	$2,192	$4,290	$3,775	$3,620

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

The following table illustrates the estimated change in net interest margin at December 31, 2016, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	6.6%
+100	3.2
0	—
-100	(18.5)
-200	(22.4)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at December 31, 2016 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$3,905,665	$129,520	$1,552,462	$499,766
Securities	3,245,653	469,503	1,534,494	1,038,243
Interest-bearing cash	501,341	—	—	—
	$7,652,659	$599,023	$3,086,956	$1,538,009
Interest-bearing liabilities:
Transaction accounts and savings	$11,138,865	$20,155	$370,609	$—
Certificates of deposit	1,014	1,075	1,815	—
Borrowings	—	—	500,000	16,675
	$11,139,879	$21,230	$872,424	$16,675
GAP	(3,487,220)	577,793	2,214,532	1,521,334
Cumulative GAP	$(3,487,220)	$(2,909,427)	$(694,895)	$826,439

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion and the fair value of the collateral that had been sold or repledged was $268.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2017

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	December 31,
	2016	2015
Assets
Cash and cash equivalents	$912,932	$811,019
Cash segregated for regulatory purposes	73,235	227,727
Receivables:
Brokerage clients, net	1,415,936	1,599,218
Brokers, dealers, and clearing organizations	1,024,752	601,831
Securities purchased under agreements to resell	248,588	160,423
Financial instruments owned, at fair value	925,045	749,443
Available-for-sale securities, at fair value	3,181,313	1,629,907
Held-to-maturity securities, at amortized cost	3,038,405	1,855,399
Loans held for sale, at lower of cost or market	228,588	189,921
Bank loans, net	5,591,190	3,143,515
Investments, at fair value	133,563	181,017
Fixed assets, net	172,828	181,966
Goodwill	962,282	915,602
Intangible assets, net	116,304	63,177
Loans and advances to financial advisors and other employees, net	396,318	401,293
Deferred tax assets, net	225,453	285,127
Other assets	482,624	329,466
Total Assets	$19,129,356	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	December 31,
	2016	2015
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$842,014	$1,000,422
Brokers, dealers, and clearing organizations	523,107	438,031
Drafts	94,451	183,857
Securities sold under agreements to repurchase	268,546	278,674
Bank deposits	11,527,483	6,638,356
Financial instruments sold, but not yet purchased, at fair value	699,032	521,744
Accrued compensation	295,354	363,791
Accounts payable and accrued expenses	400,570	349,040
Federal Home Loan Bank advances	500,000	148,000
Borrowings	377,000	89,084
Senior notes	795,891	740,136
Debentures to Stifel Financial Capital Trusts	67,500	82,500
Total liabilities	16,390,948	10,833,635
Shareholders’ Equity:
Preferred stock − $1 par value; authorized 3,000,000 shares; 6,000 issued	150,000	—
Common stock − $0.15 par value; authorized 97,000,000 shares; issued 69,507,842 shares, respectively	10,426	10,426
Additional paid-in-capital	1,840,551	1,820,772
Retained earnings	876,958	805,685
Accumulated other comprehensive loss	(39,042)	(39,533)
	2,838,893	2,597,350
Treasury stock, at cost, 2,866,492 and 2,483,071 shares, respectively	(100,485)	(104,934)
Total Shareholders’ Equity	2,738,408	2,492,416
Total Liabilities and Shareholders’ Equity	$19,129,356	$13,326,051

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Revenues:
Commissions	$729,989	$749,536	$674,418
Principal transactions	475,428	389,319	409,823
Investment banking	513,034	503,052	578,689
Asset management and service fees	582,789	493,761	386,001
Interest	294,332	179,101	185,969
Other income	46,798	62,224	14,785
Total revenues	2,642,370	2,376,993	2,249,685
Interest expense	66,874	45,399	41,261
Net revenues	2,575,496	2,331,594	2,208,424
Non-interest expenses:
Compensation and benefits	1,726,016	1,568,862	1,403,932
Occupancy and equipment rental	231,324	207,465	169,040
Communications and office supplies	139,644	130,678	106,926
Commissions and floor brokerage	44,315	42,518	36,555
Other operating expenses	291,615	240,504	201,177
Total non-interest expenses	2,432,914	2,190,027	1,917,630
Income from continuing operations before income tax expense	142,582	141,567	290,794
Provision for income taxes	61,062	49,231	111,664
Income from continuing operations	81,520	92,336	179,130
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(3,063)
Net income	81,520	92,336	176,067
Preferred dividends	3,906	—	—
Net Income available to common shareholders	$77,614	$92,336	$176,067
Earnings per basic common share
Income from continuing operations	$1.16	$1.35	$2.69
Income from discontinued operations	—	—	(0.04)
Earnings per basic common share	$1.16	$1.35	$2.65
Earnings per diluted common share
Income from continuing operations	$1.00	$1.18	$2.35
Income from discontinued operations	—	—	(0.04)
Earnings per diluted common share	$1.00	$1.18	$2.31
Weighted-average number of common shares outstanding:
Basic	66,871	68,543	66,472
Diluted	77,563	78,554	76,376

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$81,520	$92,336	$176,067
Other comprehensive income: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	5,803	1,389	1,838
Changes in unrealized gains on cash flow hedging instruments, net of tax (3)	7,288	1,088	2,141
Foreign currency translation adjustment, net of tax	(12,600)	(3,679)	(7,280)
	491	(1,202)	(3,301)
Comprehensive income	$82,011	$91,134	$172,766

(1)	Net of taxes of $0.3 million, $0.7 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
(2)

There were no reclassifications to earnings of realized gains for the year ended December 31, 2016. Amounts are net of reclassifications to earnings of realized gains of $2.1 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively.

(3)	Amounts are net of reclassifications to earnings of losses of $5.4 million, $3.8 million, and $6.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, At
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Cost	Total
Balance at December 31, 2013	63,744	$9,562	$1,544,143	$540,238	$(35,030)	$(64)	$2,058,849
Net income	—	—	—	176,067	—	—	176,067
Unrealized gain on securities, net of tax	—	—	—	—	1,838	—	1,838
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	2,141	—	2,141
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,280)	—	(7,280)
Issuance of stock for employee benefit plans	2,158	324	(67,653)	—	—	64	(67,265)
Stock option exercises	33	4	312	—	—	—	316
Unit amortization	—	—	118,271	—	—	—	118,271
Excess tax benefit from stock-based compensation	—	—	19,858	—	—	—	19,858
Issuance of common stock for acquisitions	401	60	19,183	—	—	—	19,243
Balance at December 31, 2014	66,336	$9,950	$1,634,114	$716,305	$(38,331)	$—	$2,322,038
Net income	—	—	—	92,336	—	—	92,336
Unrealized gain on securities, net of tax	—	—	—	—	1,389	—	1,389
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	1,088	—	1,088
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,679)	—	(3,679)
Issuance of stock for employee benefit plans	1,754	263	(75,126)	(2,956)	—	11,819	(66,000)
Stock option exercises	17	3	(342)	—	—	999	660
Unit amortization	—	—	167,848	—	—	—	167,848
Excess tax benefit from stock-based compensation	—	—	14,741	—	—	—	14,741
Purchase of treasury stock	—	—	—	—	—	(117,752)	(117,752)
Issuance of common stock for acquisitions	1,400	210	79,537	—	—	—	79,747
Balance at December 31, 2015	69,507	$10,426	$1,820,772	$805,685	$(39,533)	$(104,934)	$2,492,416

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, At
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Cost	Total
Balance at December 31, 2015	—	$—	69,507	$10,426	$1,820,772	$805,685	$(39,533)	$(104,934)	$2,492,416
Net income	—	—	—	—	—	81,520	—	—	81,520
Unrealized gain on securities, net of tax	—	—	—	—	—	—	5,803	—	5,803
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	—	—	7,288	—	7,288
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(12,600)	—	(12,600)
Issuance of stock for employee benefit plans	—	—	—	—	(158,569)	(6,341)	—	103,010	(61,900)
Stock option exercises	—				(822)			1,365	543
Unit amortization	—	—	—	—	189,746	—	—	—	189,746
Tax deficit from stock-based compensation	—	—	—	—	(4,904)	—	—	—	(4,904)
Purchase of treasury stock	—	—	—	—	—	—	—	(113,462)	(113,462)
Preferred offering	6	150,000	—	—	(4,949)	—	—	—	145,051
Dividend on preferred stock	—	—	—	—	—	(3,906)	—	—	(3,906)
Issuance of common stock for acquisitions	—	—	—	—	(723)	—	—	13,536	12,813
Balance at December 31, 2016	6	$150,000	69,507	$10,426	$1,840,551	$876,958	$(39,042)	$(100,485)	$2,738,408

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$81,520	$92,336	$176,067
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	43,147	36,715	29,280
Amortization of loans and advances to financial advisors and other employees	94,754	53,913	64,735
Amortization of premium on investment portfolio	12,258	2,750	5,847
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	17,793	14,694	9,713
Amortization of intangible assets	14,427	10,423	12,366
Deferred income taxes	46,062	(5,732)	(8,602)
Tax deficit/(excess tax benefits) from stock-based compensation	4,904	(14,741)	(19,858)
Stock-based compensation	186,303	165,641	94,006
Losses on sale of investments	5,563	9,255	22
Gain on extinguishment of Stifel Financial Capital Trust	(5,607)	—	—
Other, net	4,676	(13,159)	(9,778)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes	153,834	(178,081)	(45,343)
Receivables:
Brokerage clients, net	177,300	(1,003,257)	58,917
Brokers, dealers, and clearing organizations	(439,601)	82,960	(263,391)
Securities purchased under agreements to resell	(88,165)	(105,345)	169,997
Financial instruments owned, including those pledged	(175,602)	90,716	26,280
Loans originated as held for sale	(2,658,254)	(1,855,714)	(1,132,671)
Proceeds from mortgages held for sale	2,624,950	1,814,168	1,112,318
Loans and advances to financial advisors and other employees	(92,830)	(187,234)	(79,216)
Other assets	(158,875)	100,670	(2,509)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(158,408)	678,926	2,554
Brokers, dealers, and clearing organizations	(62,105)	98,301	(8,198)
Drafts	(89,406)	108,659	488
Financial instruments sold, but not yet purchased	177,288	(65,521)	106,051
Other liabilities and accrued expenses	(65,101)	(258,172)	(48,806)
Net cash provided by/(used in) operating activities	$(349,175)	$(326,829)	$250,269

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$403,951	$866,899	$698,895
Calls and principal paydowns of held-to-maturity securities	251,439	126,258	96,618
Sale or maturity of investments	40,175	65,320	60,428
Sale of other real estate owned	—	—	131
Sale of bank foreclosed assets	—	75	—
Disposition of business, net	21,340	—	—
Increase in bank loans, net	(2,462,405)	(517,563)	(668,354)
Payments for:
Purchase of available-for-sale securities	(1,961,419)	(991,954)	(416,851)
Purchase of held-to-maturity securities	(1,437,725)	(802,668)	(7,959)
Purchase of investments	(9,278)	(45,151)	(48,834)
Purchase of fixed assets	(28,211)	(69,822)	(26,632)
Acquisitions, net of cash acquired	(72,383)	(604,659)	(80,378)
Net cash used in investing activities	(5,254,516)	(1,973,265)	(392,936)
Cash Flows from Financing Activities:
Proceeds from/(repayments of) short-term borrowings, net	287,916	(126,637)	(55,700)
Proceeds from issuance of senior notes, net	201,632	297,042	295,638
Proceeds from advances from the Federal Home Loan Bank, net	352,000	148,000	—
Issuance of preferred stock, net of issuance costs	145,051	—	—
Increase/(decrease) in securities sold under agreements to repurchase	(10,128)	239,494	(224,629)
Increase in bank deposits, net	4,889,127	1,848,275	126,758
Increase/(decrease) in securities loaned	146,838	325,707	(35,914)
(Tax deficit)/excess tax benefits from stock-based compensation	(4,904)	14,741	19,858
Proceeds from stock option exercises	543	660	317
Repurchase of common stock	(113,462)	(117,752)	—
Cash dividends on preferred stock	(3,906)	—	—
Extinguishment of Stifel Financial Capital Trust	(9,393)	—	—
Repayment of Senior Notes	(150,000)	(175,000)	—
Contingent consideration	(13,110)	(29,598)	—
Extinguishment of subordinated debt	—	—	(3,131)
Net cash provided by financing activities	5,718,204	2,424,932	123,197
Effect of exchange rate changes on cash	(12,600)	(3,601)	(7,308)
Increase/(decrease) in cash and cash equivalents	101,913	121,237	(26,778)
Cash and cash equivalents at beginning of year	811,019	689,782	716,560
Cash and cash equivalents at end of year	$912,932	$811,019	$689,782

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$62,145	$41,801	$40,471
Cash paid for income taxes, net of refunds	22,946	59,356	107,009
Noncash investing and financing activities:
Unit grants, net of forfeitures	$190,211	$267,769	$190,003
Issuance of common stock for acquisitions	12,813	79,747	19,243
Shares surrendered into treasury	—	223	—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Company”), through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States, with a growing presence in Europe. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom and Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe Bruyette & Woods (“KBW”), and Stifel Bank & Trust (“Stifel Bank”). Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

Consolidation Policies

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. We also have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. In determining whether to consolidate these entities, we evaluate whether the entity is a voting interest entity or a variable interest entity (“VIE”). When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Voting Interest Entity – Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently, and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities when we determine that there is a controlling financial interest, usually ownership of all, or a majority of, the voting interest.

Variable Interest Entity – VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate certain VIEs in which we have the power to direct the activities of the entity and the obligation to absorb significant losses or receive significant benefits. In other cases, we consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and receives benefits or will absorb losses that are not pro rata with its ownership interests.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2016.

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

Securities Borrowed and Securities Loaned

Securities borrowed require our company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations in the consolidated statements of financial condition. For securities loaned, we generally receive collateral in the form of cash in an amount in excess of the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations in the consolidated statements of financial condition. We monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Fees received or paid are recorded in interest revenue or interest expense in the consolidated statements of operations.

Substantially all of these transactions are executed under master netting agreements, which gives us right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set off in the consolidated statements of financial condition.

Securities Purchased Under Agreements to Resell and Repurchase Agreements

Securities purchased under agreements to resell (“resale agreements”) are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. We obtain control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. These agreements are short-term in nature and are generally collateralized by U.S. government securities, U.S. government agency securities, and corporate bonds. We value collateral on a daily basis, with additional collateral obtained when necessary to minimize the risk associated with this activity.

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

Available-for-Sale and Held-to-Maturity Securities

Securities available for sale include U.S. government agency securities; state and municipal securities; agency, non-agency, and commercial mortgage-backed securities; corporate fixed income securities; and asset-backed securities, which primarily includes collateralized loan obligations.

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency, commercial, and non-agency mortgage-backed securities, asset-backed securities, consisting of collateralized loan obligation securities and ARS, and corporate fixed income securities.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in other operating expenses in the consolidated statements of operations. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

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

Unrealized gains and losses on our available-for-sale securities are reported, net of taxes, in accumulated other comprehensive loss included in shareholders’ equity. Amortization of premiums and accretion of discounts are recorded as interest income in the consolidated statements of operations using the interest method. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other income in the consolidated statements of operations in the period they are sold. For securities transferred from available-for-sale to held-to-maturity, carrying value also includes unrealized gains and losses recognized in accumulated other comprehensive loss at the date of transfer. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

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

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, commercial and industrial loans, stock-secured loans, home equity loans, construction loans, and consumer loans originated or acquired by Stifel Bank. Bank loans include those loans that management has the intent and ability to hold and are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, deferred origination fees and costs, and purchased discounts. Loan origination costs, net of fees, and premiums and discounts on purchased loans are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Discount accretion/premium amortization is recognized using the effective interest rate method, which is based upon the respective interest rate and expected lives of loans.

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

Loans Held for Sale

Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Loans held for sale consist of fixed-rate and adjustable-rate residential and multi-family real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value on an individual loan basis. Declines in market value below cost and any gains or losses on the sale of these assets are recognized in other income in the consolidated statements of operations.

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

We consider a loan a trouble debt restructuring when an existing borrower is granted concessionary rates or terms, which would not otherwise be offered. The concessions granted do not reflect current market conditions for a new loan of similar risk to another borrower in similar financial circumstances.

Once a loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance for loan losses when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

Fixed Assets, Net

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. We have elected July 31 as our annual impairment testing date. No indicators of impairment were identified.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

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

Derivative Instruments and Hedging Activities

We recognize all of our derivative instruments at fair value as either assets or liabilities in the consolidated statements of financial condition. These instruments are recorded in other assets or accounts payable and accrued expenses in the consolidated statements of financial condition and in the operating section of the consolidated statements of cash flows as increases or decreases of other assets and accounts payable and accrued expenses. Our company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must also designate the hedging instrument or transaction, based upon the exposure being hedged.

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2016, all of our derivatives are designated as cash flow hedges. See Note 15 for additional details.

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

Investment banking revenues, which include underwriting fees, management fees, advisory fees, placement fees, and sales credits earned in connection with the distribution of the underwritten securities, are recorded when services for the transactions are completed under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Investment banking revenues are presented net of related unreimbursed expenses. We have not recognized any incentive income that is subject to contingent repayments.

Asset management and service fees are recorded when earned, based on the period-end assets in the accounts, and consist of customer account service fees, per account fees (such as IRA fees), and wrap fees, net of external manager costs on managed accounts.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. See Note 24 for further information regarding income taxes.

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. Revenues and expenses are translated at an average rate for the period. In accordance with FASB Accounting Standards Codification Topic 830, “Foreign Currency Matters,” gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations.

Recently Issued Accounting Guidance

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments − Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our company), including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

Revenue Recognition

In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” that amends the revenue guidance in ASU 2014-09 on identifying performance obligations. The effective date of the new guidance will coincide with ASU 2014-09 during the first quarter of 2018.

In March 2016, the FASB issued ASU No. 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” (“ASU 2016-08”) that amends the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. ASU 2016-08 also provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter of 2018.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue From Contracts With Customers (Topic 606),” (“ASU 2014-09”) that supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue that is recognized. The FASB has approved a one-year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied using one of two retrospective application methods, with early application not permitted.

In 2016, we began analyzing the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, we are in the early phases of identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard.

We have been closely monitoring FASB activity related to the new standard. During the second half of 2016, we began developing a plan regarding the evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We also made progress on our contract reviews and detailed policy drafting. Based on our evaluation, we expect to adopt the requirements of the new standard in the first quarter of 2018 and anticipate using the modified retrospective approach.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” that requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing, or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company). Early adoption is permitted. We are currently evaluating the transition method that will be elected and the effect that the new guidance will have on our consolidated financial statements.

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

Recently Adopted Accounting Guidance

Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent).” The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance became effective for us on January 1, 2016. See Note 6 – Fair Value Measurements.

Interest − Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015 (January 1, 2016 for our company) and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Upon the adoption of ASU 2015-03 by our company on January 1, 2016, the impact was a reduction in both other assets and senior notes of $9.9 million. In accordance with ASU No. 2015-03, previously reported amounts have been conformed to the current presentation, as reflected in the consolidated statements of financial condition. The impact as of December 31, 2015, was a reduction to both total assets and total liabilities of $9.9 million.

NOTE 3 – Acquisitions

ISM Capital LLP

On May 3, 2016, the Company completed the acquisition of ISM Capital LLP (“ISM”), an independent investment bank focused on international debt capital markets. The acquisition of ISM adds to the Company’s debt capital markets origination, sales, and research capabilities in Europe, including an end-to-end platform for convertible securities and other equity-linked debt instruments. The acquisition was funded with cash from operations and our common stock, issued out of treasury.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $6.9 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships, non-compete, and customer backlog with aggregate acquisition-date fair values of $2.3 million.

The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of ISM at closing and the identified intangible assets. The final goodwill and intangible assets recorded in the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of ISM’s business and the addition of an end-to-end platform for convertible securities and other equity-linked debt instruments to our debt capital markets capabilities in Europe. Goodwill is not expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on ISM’s performance over a three-year period. The liability for earn-out payments was $3.7 million at December 31, 2016. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the “SEC”). The results of operations of ISM have been included in our results prospectively from the date of acquisition.

Eaton Partners

On January 4, 2016, we completed the acquisition of Eaton Partners, LLC (“Eaton Partners”), a global fund placement and advisory firm. Eaton Partners will retain its brand name and will be run as a Stifel company. The acquisition was funded with cash from operations and our common stock, issued out of treasury.

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805. Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $72.0 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships, trade name, non-compete, and customer backlog with aggregate acquisition-date fair values of $32.3 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Eaton’s business and from the relationships Eaton has established with private equity firms, hedge funds, high net worth family offices, and institutional investors. Goodwill is expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on Eaton Partner’s performance over a four-year period. The liability for earn-out payments was $27.3 million at December 31, 2016. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Eaton have been included in our results prospectively from the date of acquisition.

Barclays Wealth and Investment Management, Americas

On December 4, 2015, we completed the purchase of the Barclays Wealth and Investment Management, Americas (“Barclays”), franchise in the U.S. The Company paid purchase consideration that was funded with cash from operations. As part of that transaction, Stifel Bank, a wholly owned subsidiary of the Company, acquired approximately $600.0 million of bank loans, at fair value, from Barclays. The fair values for those loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805. Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $24.8 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of customer relationships, with acquisition-date fair value of $7.3 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the hired financial advisors and the conversion of the customer accounts to the Stifel platform. Goodwill is expected to be deductible for federal income tax purposes.

In addition, deferred consideration is payable based on certain revenue generated by Stifel in accordance with the distribution agreement. The deferred consideration of $15.2 million has been recognized as a liability and is included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2016.

During 2016, the Company’s Board of Directors removed the continuing service requirements associated with restricted stock units that were granted to certain employees of Barclays in December 2015. As a result, the awards were expensed at date of modification resulting in a charge of $58.6 million during 2016. The fair value of the awards is based upon the closing price of our company’s common stock on the date of the grant of the awards. These charges are included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2016.

Sterne Agee Group, Inc.

On June 5, 2015, we completed the purchase of all of the outstanding shares of common stock of Sterne Agee Group, Inc. (“Sterne Agee”), a financial services firm that offers comprehensive wealth management and investment services to a diverse client base including corporations, municipalities, and individual investors. The purchase was completed pursuant to the merger agreement dated February 23, 2015. On July 1, 2016, the Company completed the sale of Sterne Agee’s legacy independent brokerage and clearing businesses pursuant to two separate stock purchase agreements dated June 24, 2016.

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805. Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $60.8 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management and Institutional Group segments. Identifiable intangible assets purchased by our company consisted of customer relationships with acquisition-date fair value of $29.3 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Sterne Agee’s business and the reputation and expertise of Sterne Agee in the financial services sector.

On June 5, 2015, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2015. In addition, we paid $33.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

Prior to the closing date, Sterne Agee had established adequate reserves for various claims that were included in the opening balance sheet. During the third quarter of 2015, one legal matter was settled and paid, and the excess reserves associated with the Canyon Ridge matter were distributed to Sterne Agee Group, Inc. shareholders. Under the terms of the agreements governing the acquisition, we have withheld a portion of the purchase price of Sterne Agee Group, Inc. pending the resolution of currently existing or subsequently arising liabilities relating to the operation of the Sterne Agee Group Inc. business prior to the closing of the acquisition. Based upon currently available information and review with counsel, we believe the amounts which we are allowed to withhold will be adequate to fully indemnify us from any losses related to the pre-closing operations of Sterne Agee Group, Inc.

1919 Investment Counsel & Trust Co., National Association (“1919 Investment Counsel”)

On November 7, 2014, we completed the acquisition of 1919 Investment Counsel, an asset management firm and trust company that provides customized investment advisory and trust services, on a discretionary basis, to individuals, families, and institutions throughout the country.

On November 7, 2014, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $11.2 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2014. In addition, we paid $10.8 million in the form of notes to associates for retention. These notes will be forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

Oriel Securities (“Oriel”)

On July 31, 2014, we completed the acquisition of Oriel, a London-based stockbroking and investment banking firm. The combination of our company and Oriel has created a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

On July 31, 2014, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $6.8 million. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2014.

NOTE 4 – Discontinued Operations

(in thousands)	Year Ended December 31,
	2016	2015	2014
Net revenues	$—	$—	$(121)
Restructuring expense	—	—	217
Operating expenses	—	—	3,924
Total non-interest expenses	—	—	4,141
Loss from discontinued operations before income tax expense	—	—	(4,262)
Income tax benefit	—	—	(1,199)
Loss from discontinued operations, net of tax	$—	$—	$(3,063)

NOTE 5 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2016 and 2015, included (in thousands):

	December 31,
	2016	2015
Deposits paid for securities borrowed	$382,691	$318,105
Receivables from clearing organizations	568,373	260,077
Securities failed to deliver	73,688	23,649
	$1,024,752	$601,831

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2016 and 2015, included (in thousands):

	December 31,
	2016	2015
Deposits received from securities loaned	$478,814	$329,670
Payable to clearing organizations	16,411	92,008
Securities failed to receive	27,882	16,353
	$523,107	$438,031

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate fixed income securities infrequently traded, state and municipal securities, and asset-backed securities, which primarily includes collateralized loan obligations.

We have identified Level 3 financial instruments to include certain equity and corporate fixed income securities with unobservable pricing inputs and certain non-agency mortgage-backed securities. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Investments

Investments carried at fair value primarily include corporate equity securities, auction-rate securities (“ARS”), and private company investments.

Corporate equity securities that are valued based on quoted prices in active markets are reported in Level 1. Corporate equity securities with unobservable pricing inputs are reported in Level 3.

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

Investments in Funds That Are Measured at Net Asset Value Per Share

Investments at fair value include investments in funds, including certain money market funds that are measured at net asset value (“NAV”). The Company uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. The Company adopted ASU No. 2015-07 in January 2016, and, as required, disclosures in the paragraphs and tables below are limited to only those investments in funds that are measured at NAV. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation.

The Company’s investments in funds measured at NAV include private company investments, partnership interests, mutual funds, private equity funds, and money market funds. Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments, and distressed investments. The private equity funds are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2016		December 31, 2015
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Private company investments	$18,763	$8,526	$34,385	$14,178
Partnership interests	15,798	1,822	22,502	2,018
Mutual funds	11,301	—	20,399	—
Private equity funds	9,310	2,020	12,970	9,352
Money market funds	35,637	—	77,097	—
Total	$90,809	$12,368	$167,353	$25,548

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

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities not actively traded, corporate fixed income securities, and state and municipal securities.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, are presented below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,951	$9,951	$—	$—
U.S. government agency securities	89,833	—	89,833	—
Mortgage-backed securities:
Agency	305,774	—	305,774	—
Non-agency	28,402	—	27,320	1,082
Corporate securities:
Fixed income securities	299,946	1,944	297,729	273
Equity securities	32,044	31,444	—	600
State and municipal securities	159,095	—	159,095	—
Total financial instruments owned	925,045	43,339	879,751	1,955
Available-for-sale securities:
U.S. government agency securities	4,197	300	3,897	—
State and municipal securities	72,490	—	72,490	—
Mortgage-backed securities:
Agency	338,732	—	338,732	—
Commercial	72,773	—	72,773	—
Non-agency	1,892	—	1,892	—
Corporate fixed income securities	823,511	—	823,511	—
Asset-backed securities	1,867,718	—	1,867,718	—
Total available-for-sale securities	3,181,313	300	3,181,013	—
Investments:
Corporate equity securities	27,247	23,414	—	3,833
Auction rate securities:
Equity securities	48,689	—	—	48,689
Municipal securities	832	—	—	832
Other	1,623	—	383	1,240
Investments measured at NAV	55,172
Total investments	133,563	23,414	383	54,594
Cash equivalents measured at NAV	35,637
Derivative contracts (1)	10,390	—	10,390	—
	$4,285,948	$67,053	$4,071,537	$56,549

(1)	Included in other assets in the consolidated statements of financial condition.
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$362,536	$362,536	$—	$—
U.S. government agency securities	20,549	—	20,549	—
Mortgage-backed securities:
Agency	94,552	—	94,552	—
Non-agency	1	—	1	—
Corporate securities:
Fixed income securities	202,968	980	201,988	—
Equity securities	18,395	18,395	—	—
State and municipal securities	31	—	31	—
Total financial instruments sold, but not yet purchased	699,032	381,911	317,121	—
Derivative contracts (2)	1,823	—	1,823	—
	$700,855	$381,911	$318,944	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, are presented below (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$45,167	$45,167	$—	$—
U.S. government agency securities	116,949	—	116,949	—
Mortgage-backed securities:
Agency	205,473	—	205,473	—
Non-agency	33,319	—	31,843	1,476
Corporate securities:
Fixed income securities	203,910	13,203	190,707	—
Equity securities	31,642	29,388	1,635	619
State and municipal securities	112,983	—	112,983	—
Total financial instruments owned	749,443	87,758	659,590	2,095
Available-for-sale securities:
U.S. government agency securities	1,698	—	1,698	—
State and municipal securities	74,167	—	74,167	—
Mortgage-backed securities:
Agency	304,893	—	304,893	—
Commercial	11,310	—	11,310	—
Non-agency	2,518	—	2,518	—
Corporate fixed income securities	319,408	—	319,408	—
Asset-backed securities	915,913	—	915,913	—
Total available-for-sale securities	1,629,907	—	1,629,907	—
Investments:
Corporate equity securities	30,737	26,436	1,359	2,942
U.S. government securities	102	102	—	—
Auction rate securities:
Equity securities	55,710	—	5,268	50,442
Municipal securities	1,315	—	—	1,315
Other	2,897	4	2,873	20
Investments measured at NAV	90,256
Total investments	181,017	26,542	9,500	54,719
Cash equivalents measured at NAV	77,097
	$2,637,464	$114,300	$2,298,997	$56,814

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$186,030	$186,030	$—	$—
Agency mortgage-backed securities:	50,830	—	50,830	—
Corporate securities:
Fixed income securities	255,700	3,601	252,099	—
Equity securities	29,184	22,894	6,290	—
Total financial instruments sold, but not yet purchased	521,744	212,525	309,219	—
Derivative contracts (2)	3,591	—	3,591	—
	$525,335	$212,525	$312,810	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables summarize the changes in fair value associated with Level 3 financial instruments during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016
	Financial instruments owned
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities
Balance at December 31, 2015	$1,476	$—	$619
Unrealized gains/(losses):
Included in changes in net assets (1)	(18)	—	(279)
Included in OCI (2)	—	—	—
Realized gains/(losses) (1)	54	—	—
Purchases	—	292	253
Sales	—	—	—
Redemptions	(430)	(19)	—
Transfers:
Into Level 3	—	—	7
Out of Level 3	—	—	—
Net change	(394)	273	(19)
Balance at December 31, 2016	$1,082	$273	$600

	Year Ended December 31, 2016
	Investments
	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2015	$2,942	$50,442	$1,315	$20
Unrealized gains/(losses):
Included in changes in net assets (1)	(361)	547	67	—
Included in OCI (2)	—	—	—	—
Realized gains (1)	2,453	—	—	—
Purchases	3,593	50	—	3,782
Sales	—	—	—	—
Redemptions	(4,794)	(2,350)	(550)	—
Transfers:
Into Level 3	—	—	—	465
Out of Level 3	—	—	—	(3,027)
Net change	891	(1,753)	(483)	1,220
Balance at December 31, 2016	$3,833	$48,689	$832	$1,240

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
(2)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

	Year Ended December 31, 2015
	Financial instruments owned			Available- for-sale securities
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Asset- Backed Securities
Balance at December 31, 2014	$806	$1,993	$1,144	$44,045
Unrealized gains/(losses):
Included in changes in net assets (1)	(241)	84	—	—
Included in OCI (2)	—	—	—	342
Realized gains/(losses) (1)	127	53	—	(2,136)
Purchases	—	11,643	—	—
Sales	—	(13,773)	(525)	(42,251)
Redemptions	(332)	—	—	—
Transfers:
Into Level 3	1,116	—	—	—
Out of Level 3	—	—	—	—
Net change	670	(1,993)	(525)	(44,045)
Balance at December 31, 2015	$1,476	$—	$619	$—

	Year Ended December 31, 2015
	Investments
	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2014	$7,550	$46,197	$1,326	$2,026
Unrealized gains/(losses):
Included in changes in net assets (1)	1,410	(413)	(11)	(938)
Included in OCI (2)	—	—	—	—
Realized gains (1)	—	—	—	—
Purchases	—	15,176	—	—
Sales	—	—	—	—
Redemptions	—	(5,250)	—	—
Transfers:
Into Level 3	182	—	—	—
Out of Level 3	(6,200)	(5,268)	—	(1,068)
Net change	(4,608)	4,245	(11)	(2,006)
Balance at December 31, 2015	$2,942	$50,442	$1,315	$20

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
(2)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the year ended December 31, 2016, were principally a result of redemptions of corporate equity securities, ARS redemptions, and transfers out of Level 3, offset by purchases of corporate equity securities and other investments, and realized and unrealized gains, net. The changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2016, relating to Level 3 assets still held at December 31, 2016, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of December 31, 2016.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Corporate equity securities	Market comparable companies	Tangible book value multiple	1.41 - 2.28	1.95
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.0% - 12.6%	6.5%
		Workout period	1-3 years	2.5 years
Municipal securities	Discounted cash flow	Discount rate	2.2% - 10.6%	4.9%
		Workout period	1-4 years	1.9 years

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

There were $1.9 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2016. There were $8.6 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2016, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were $0.5 million of transfers of financial assets into Level 3 during the year ended December 31, 2016. There were $3.0 million of transfers of financial assets out of Level 3 during the year ended December 31, 2016, primarily related to other investments that were reclassified to NAV at December 31, 2016.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2016 and 2015, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$912,932	$912,932	$811,019	$811,019
Cash segregated for regulatory purposes	73,235	73,235	227,727	227,727
Securities purchased under agreements to resell	248,588	248,588	160,423	160,423
Financial instruments owned	925,045	925,045	749,443	749,443
Available-for-sale securities	3,181,313	3,181,313	1,629,907	1,629,907
Held-to-maturity securities	3,038,405	3,040,554	1,855,399	1,874,998
Loans held for sale	228,588	228,588	189,921	189,921
Bank loans	5,591,190	5,633,804	3,143,515	3,188,402
Investments	133,563	133,563	181,017	181,017
Derivative contracts (1)	10,390	10,390	—	—
Financial liabilities:
Securities sold under agreements to repurchase	$268,546	$268,546	$278,674	$278,674
Bank deposits	11,527,483	11,092,185	6,638,356	6,627,818
Financial instruments sold, but not yet purchased	699,032	699,032	521,744	521,744
Derivative contracts (2)	1,823	1,823	3,591	3,591
Borrowings	377,000	377,000	89,084	89,084
Federal Home Loan Bank advances	500,000	500,000	148,000	148,000
Senior notes	795,891	799,632	740,136	736,135
Debentures to Stifel Financial Capital Trusts	67,500	52,525	82,500	72,371

(1)	Included in other assets in the consolidated statements of financial condition.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$877,295	$877,295	$—	$—
Cash segregated for regulatory purposes	73,235	73,235	—	—
Securities purchased under agreements to resell	248,588	227,983	20,605	—
Held-to-maturity securities	3,040,554	—	2,830,869	209,685
Loans held for sale	228,588	—	228,588	—
Bank loans	5,633,804	—	5,633,804	—
Financial liabilities:
Securities sold under agreements to repurchase	$268,546	$149,881	$118,665	$—
Bank deposits	11,092,185	—	11,092,185	—
Borrowings	377,000	377,000	—	—
Federal Home Loan Bank advances	500,000	500,000	—	—
Senior notes	799,632	799,632	—	—
Debentures to Stifel Financial Capital Trusts	52,525	—	—	52,525

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$733,922	$733,922	$—	$—
Cash segregated for regulatory purposes	227,727	227,727	—	—
Securities purchased under agreements to resell	160,423	160,423	—	—
Held-to-maturity securities	1,874,998	—	1,317,582	557,416
Loans held for sale	189,921	—	189,921	—
Bank loans	3,188,402	—	3,188,402	—
Financial liabilities:
Securities sold under agreements to repurchase	$278,674	$278,674	$—	$—
Bank deposits	6,627,818	—	6,627,818	—
Borrowings	89,084	—	89,084	—
Federal Home Loan Bank advances	148,000	148,000	—	—
Senior notes	736,135	736,135	—	—
Debentures to Stifel Financial Capital Trusts	72,371	—	—	72,371

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2016 and 2015.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2016 and 2015 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency, commercial, and non-agency mortgage-backed securities, asset-backed securities, consisting of collateralized loan obligation securities and ARS, and corporate fixed income securities. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2016 and 2015 approximate fair value due to the short-term nature.

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

Borrowings

The carrying amount of borrowings approximates fair value due to the relative short-term nature of such borrowings. In addition, Stifel Bank’s Federal Home Loan Bank advances reflect terms that approximate current market rates for similar borrowings.

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

NOTE 7 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
	2016	2015
Financial instruments owned:
U.S. government securities	$9,951	$45,167
U.S. government agency securities	89,833	116,949
Mortgage-backed securities:
Agency	305,774	205,473
Non-agency	28,402	33,319
Corporate securities:
Fixed income securities	299,946	203,910
Equity securities	32,044	31,642
State and municipal securities	159,095	112,983
	$925,045	$749,443
Financial instruments sold, but not yet purchased:
U.S. government securities	$362,536	$186,030
U.S. government agency securities	20,549	—
Mortgage-backed securities:
Agency	94,552	50,830
Non-agency	1	—
Corporate securities:
Fixed income securities	202,968	255,700
Equity securities	18,395	29,184
State and municipal securities	31	—
	$699,032	$521,744

At December 31, 2016 and 2015, financial instruments owned in the amount of $992.9 million and $508.5 million, respectively, were pledged as collateral (on a settlement-date basis) for our repurchase agreements and short-term borrowings. Financial instruments owned on a settlement-date basis were $1.3 billion at December 31, 2016. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,213	$2	$(18)	$4,197
State and municipal securities	76,066	—	(3,576)	72,490
Mortgage-backed securities:
Agency	340,738	298	(2,304)	338,732
Commercial	77,417	59	(4,703)	72,773
Non-agency	2,032	—	(140)	1,892
Corporate fixed income securities	830,695	1,418	(8,602)	823,511
Asset-backed securities	1,858,929	9,857	(1,068)	1,867,718
	$3,190,090	$11,634	$(20,411)	$3,181,313
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,567,758	$14,537	$(17,037)	$1,565,258
Commercial	59,581	1,786	—	61,367
Non-agency	688	—	(13)	675
Asset-backed securities	1,370,300	6,242	(3,396)	1,373,146
Corporate fixed income securities	40,078	30	—	40,108
	$3,038,405	$22,595	$(20,446)	$3,040,554

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$1,700	$1	$(3)	$1,698
State and municipal securities	75,953	28	(1,814)	74,167
Mortgage-backed securities:
Agency	306,309	125	(1,541)	304,893
Commercial	11,177	134	(1)	11,310
Non-agency	2,679	2	(163)	2,518
Corporate fixed income securities	321,017	743	(2,352)	319,408
Asset-backed securities	922,563	774	(7,424)	915,913
	$1,641,398	$1,807	$(13,298)	$1,629,907
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,257,808	$23,346	$(3,105)	$1,278,049
Commercial	59,521	1,832	—	61,353
Non-agency	929	—	(15)	914
Asset-backed securities	496,996	2,076	(4,139)	494,933
Corporate fixed income securities	40,145	-	(396)	39,749
	$1,855,399	$27,254	$(7,655)	$1,874,998

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the year ended December 31, 2016, there were no sales of available-for-sale securities. For the years ended December 31, 2015 and 2014, we received proceeds of $641.6 million and $300.3 million, respectively, from the sale of available-for-sale securities, which resulted in net realized gains of $3.2 million and $3.7 million, respectively.

During the years ended December 31, 2016, 2015, and 2014, unrealized gains, net of deferred tax expense, of $5.8 million, $1.4 million, and $1.8 million, respectively, were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$23,947	$23,952	$—	$—
After one year through three years	271,872	272,292	40,078	40,108
After three years through five years	409,576	405,986	—	—
After five years through ten years	840,487	840,590	141,576	141,973
After ten years	1,224,021	1,225,096	1,228,724	1,231,173
Mortgage-backed securities
Within one year	9	9	—	—
After three years through five years	—	—	59,581	61,367
After five years through ten years	58,967	55,245	170,493	169,498
After ten years	361,211	358,143	1,397,953	1,396,435
	$3,190,090	$3,181,313	$3,038,405	$3,040,554

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2016, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,351	$2,846	$—	$—	$4,197
State and municipal securities	301	375	16,821	54,993	72,490
Mortgage-backed securities:
Agency	—	—	480	338,252	338,732
Commercial	—	—	54,764	18,009	72,773
Non-agency	8	—	—	1,884	1,892
Corporate fixed income securities	22,301	675,058	126,152	—	823,511
Asset-backed securities	—	—	697,616	1,170,102	1,867,718
	$23,961	$678,279	$895,833	$1,583,240	$3,181,313
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$170,493	$1,397,265	$1,567,758
Commercial	—	59,581	—	—	59,581
Non-agency	—	—	—	688	688
Asset-backed securities	—	—	141,576	1,228,724	1,370,300
Corporate fixed income securities	—	40,078	—	—	40,078
	$—	$99,659	$312,069	$2,626,677	$3,038,405

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2016 and 2015, securities of $2.0 billion and $1.1 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2016 and 2015, securities of $1.7 billion and $1.1 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(18)	$3,497	—	—	$(18)	$3,497
State and municipal securities	(372)	12,297	(3,204)	60,192	(3,576)	72,489
Mortgage-backed securities:
Agency	(876)	120,004	(1,428)	185,415	(2,304)	305,419
Commercial	(4,703)	71,001	—	—	(4,703)	71,001
Non-agency	—	—	(140)	1,838	(140)	1,838
Corporate fixed income securities	(8,602)	566,692	—	—	(8,602)	566,692
Asset-backed securities	(1,068)	261,341	—	—	(1,068)	261,341
	$(15,639)	$1,034,832	$(4,772)	$247,445	$(20,411)	$1,282,277
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(17,017)	$895,258	$(20)	$1,415	$(17,037)	$896,673
Non-agency	—	—	(13)	675	(13)	675
Asset-backed securities	(534)	294,656	(2,862)	52,169	(3,396)	346,825
	$(17,551)	$1,189,914	$(2,895)	$54,259	$(20,446)	$1,244,173

At December 31, 2016, the amortized cost of 146 securities classified as available for sale exceeded their fair value by $20.4 million, of which $4.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2016, was $1.3 billion, which was 40.3% of our available-for-sale portfolio.

At December 31, 2016, the carrying value of 57 securities held to maturity exceeded their fair value by $20.4 million, of which $2.9 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the years ended December 31, 2016, 2015, and 2014.

We believe the gross unrealized losses of $40.9 million related to our investment portfolio, as of December 31, 2016, are attributable to changes in market interest rates. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. No OTTI charge was recorded during the year ended December 31, 2016, related to these securities. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2016 and 2015 (in thousands, except percentages):

	December 31, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
Residential real estate	$2,161,400	38.4%	$429,132	13.5%
Commercial and industrial	1,710,399	30.3	1,216,656	38.2
Securities-based loans	1,614,033	28.6	1,388,953	43.7
Commercial real estate	78,711	1.4	92,623	2.9
Consumer	45,391	0.8	36,846	1.2
Home equity lines of credit	15,008	0.3	12,475	0.4
Construction and land	12,623	0.2	3,899	0.1
Gross bank loans	5,637,565	100.0%	3,180,584	100.0%
Unamortized loan premium/(discount), net	858		(5,296)
Loans in process	(49)		(419)
Unamortized loan fees, net	(2,021)		(1,567)
Allowance for loan losses	(45,163)		(29,787)
Bank loans, net	$5,591,190		$3,143,515

At December 31, 2016 and 2015, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $3.7 million and $2.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.6 million and $7.2 million, respectively.

At December 31, 2016 and 2015, we had loans held for sale of $228.6 million and $189.9 million, respectively. For the years ended December 31, 2016, 2015, and 2014, we recognized gains of $16.0 million, $12.7 million, and $8.1 million, respectively, from the sale of originated loans, net of fees and costs.

At December 31, 2016 and 2015, residential and commercial real estate loans of $2.3 billion and $207.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015 (in thousands).

	Year Ended December 31, 2016
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$24,748	$10,646	$(267)	$—	$35,127
Securities-based loans	1,607	1,487	—	—	3,094
Residential real estate	1,241	1,430	(13)	2	2,660
Commercial real estate	264	1,090	—	9	1,363
Home equity lines of credit	290	81	—	—	371
Construction and land	78	154	—	—	232
Consumer	105	38	(16)	2	129
Qualitative	1,454	733	—	—	2,187
	$29,787	$15,659	$(296)	$13	$45,163

	Year Ended December 31, 2015
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$16,609	$8,139	$—	$—	$24,748
Securities-based loans	1,099	508	—	—	1,607
Residential real estate	787	544	(144)	54	1,241
Home equity lines of credit	267	15	—	8	290
Commercial real estate	232	(30)	—	62	264
Consumer	156	(58)	—	7	105
Construction and land	—	78	—	—	78
Qualitative	1,581	(127)	—	—	1,454
	$20,731	$9,069	$(144)	$131	$29,787

The following table presents the unpaid principal balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2016 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$2,636	$2,660	$178	$2,161,222	$2,161,400
Commercial and industrial	2,392	32,735	35,127	16,815	1,693,584	1,710,399
Securities-based loans	—	3,094	3,094	—	1,614,033	1,614,033
Commercial real estate	722	641	1,363	9,522	69,189	78,711
Consumer	6	123	129	6	45,385	45,391
Home equity lines of credit	231	140	371	413	14,595	15,008
Construction and land	—	232	232	—	12,623	12,623
Qualitative	—	2,187	2,187	—	—	—
	$3,375	$41,788	$45,163	$26,934	$5,610,631	$5,637,565

The following table presents the unpaid principal balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2015 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Securities-based loans	$—	$1,607	$1,607	$—	$1,388,953	$1,388,953
Commercial and industrial	—	24,748	24,748	—	1,216,656	1,216,656
Residential real estate	24	1,217	1,241	182	428,950	429,132
Commercial real estate	—	264	264	—	92,623	92,623
Consumer	14	91	105	14	36,832	36,846
Home equity lines of credit	149	141	290	323	12,152	12,475
Construction and land	—	78	78	—	3,899	3,899
Qualitative	—	1,454	1,454	—	—	—
	$187	$29,600	$29,787	$519	$3,180,065	$3,180,584

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience, and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

There are two components of the allowance for loan losses: the inherent allowance component and the specific allowance component. The inherent allowance component of the allowance for loan losses is used to estimate the probable losses inherent in the loan portfolio and includes non-homogeneous loans that have not been identified as impaired and portfolios of smaller balance homogeneous loans. Our company maintains methodologies by loan product for calculating an allowance for loan losses that estimates the inherent losses in the loan portfolio. Qualitative and environmental factors, such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered in the calculations. The allowance for loan losses is maintained at a level reasonable to ensure that it can adequately absorb the estimated probable losses inherent in the portfolio.

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (TDR), which have been specifically identified for impairment analysis by our company and determined to be impaired. At December 31, 2016, we had $26.9 million of non-accrual loans, net of discounts, which included $9.7 million in troubled debt restructurings, for which there was a specific allowance of $3.4 million. At December 31, 2015, we had $0.9 million of non-accrual loans, net of discounts, which included $0.2 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2016 and 2015, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2016 and 2015, including the average recorded investment balance (in thousands):

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$16,815	$—	$16,815	$16,815	$2,392	$22,559
Commercial real estate	10,503	—	9,522	9,522	722	9,080
Consumer	833	—	6	6	6	9
Home equity lines of credit	413	—	413	413	231	413
Residential real estate	178	—	178	178	24	181
Construction and land	—	—	—	—	—	—
Total	$28,742	$—	$26,934	$26,934	$3,375	$32,242

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Consumer	$944	$—	$15	$15	$15	$23
Residential real estate	776	524	182	706	24	752
Home equity lines of credit	342	19	323	342	149	342
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Total	$2,062	$543	$520	$1,063	$188	$1,117

The following table presents the aging of the recorded investment in past due loans at December 31, 2016 and 2015, by portfolio segment (in thousands):

	December 31, 2016
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$1,923	$—	$1,923	$2,159,477	2,161,400
Commercial and industrial	—	—	—	1,710,399	1,710,399
Securities-based loans	—	—	—	1,614,033	1,614,033
Commercial real estate	9,522	—	9,522	69,189	78,711
Consumer	—	2	2	45,389	45,391
Home equity lines of credit	78	196	274	14,734	15,008
Construction and land	—	—	—	12,623	12,623
Total	$11,523	$198	$11,721	$5,625,844	$5,637,565

	December 31, 2016 *
	Non-accrual	Restructured (1)	Total
Commercial and industrial	$16,815	$—	$16,815
Commercial real estate	—	9,522	9,522
Home equity lines of credit	413	—	413
Residential real estate	—	178	178
Consumer	6	—	6
Construction and land	—	—	—
Total	$17,234	$9,700	$26,934

(1) On non-accrual status.

* There were no loans past due 90 days and still accruing interest at December 31, 2016.

	December 31, 2015
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Securities-based loans	$—	$—	$—	$1,388,953	1,388,953
Commercial and industrial	—	—	—	1,216,656	1,216,656
Residential real estate	3,310	450	3,760	425,372	429,132
Commercial real estate	—	—	—	92,623	92,623
Consumer	7	7	14	36,832	36,846
Home equity lines of credit	323	19	342	12,133	12,475
Construction and land	—	—	—	3,899	3,899
Total	$3,640	$476	$4,116	$3,176,468	$3,180,584

	December 31, 2015 *
	Non-accrual	Restructured	Total
Commercial and industrial	$—	$—	$—
Consumer	15	—	15
Residential real estate	380	326	706
Commercial real estate	—	—	—
Home equity lines of credit	342	—	342
Construction and land	—	—	—
Total	$737	$326	$1,063

* There were no loans past due 90 days and still accruing interest at December 31, 2015.

Credit quality indicators

As of December 31, 2016, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (non-accrual status), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2016 and 2015, 97.9 % and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. Our company uses the following definitions for risk ratings:

Pass. A credit exposure rated pass has a continued expectation of timely repayment, all obligations of the borrower are current, and the obligor complies with material terms and conditions of the lending agreement.

Special Mention. Extensions of credit that have potential weakness that deserve management’s close attention and, if left uncorrected, may, at some future date, result in the deterioration of the repayment prospects or collateral position.

Substandard. Obligor has a well-defined weakness that jeopardizes the repayment of the debt and has a high probability of payment default with the distinct possibility that we will sustain some loss if noted deficiencies are not corrected.

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

Portfolio segments:

Commercial and industrial (“C&I”). C&I loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, and “event-driven.” “Event-driven” loans support client merger, acquisition, or recapitalization activities. C&I lending is structured as revolving lines of credit, letter of credit facilities, term loans, and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, leverage, volatility of collateral value, debt cushion, and covenants.

Securities-based loans. Securities-based loans allow clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through Stifel’s Pledged Asset (SPA) program. The allowance methodology for securities-based lending considers the collateral type underlying the loan.

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

Construction and land. Short-term loans used to finance the development of a real estate project.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,161,223	$—	$177	$—	$2,161,400
Commercial and industrial	1,652,211	27,905	30,283	—	1,710,399
Securities-based loans	1,614,033	—	—	—	1,614,033
Commercial real estate	69,189	—	9,522	—	78,711
Consumer	45,385	—	6	—	45,391
Home equity lines of credit	14,595	—	413	—	15,008
Construction and land	12,623	—	—	—	12,623
Total	$5,569,259	$27,905	$40,401	$—	$5,637,565

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Securities-based loans	$1,388,939	$—	$14	$—	1,388,953
Commercial and industrial	1,191,030	11,320	14,306	—	1,216,656
Residential real estate	427,950	1,182	—	—	429,132
Commercial real estate	92,623	—	—	—	92,623
Consumer	36,846	—	—	—	36,846
Home equity lines of credit	12,456	—	19	—	12,475
Construction and land	3,899	—	—	—	3,899
Total	$3,153,743	$12,502	$14,339	$—	$3,180,584

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Furniture and equipment	$254,705	$238,075
Building and leasehold improvements	160,369	146,954
Property on operating leases	21,064	21,064
	436,138	406,093
Less accumulated depreciation and amortization	(263,310)	(224,127)
	$172,828	$181,966

For the years ended December 31, 2016, 2015, and 2014, depreciation and amortization totaled $43.1 million, $36.7 million, and $29.3 million, respectively.

NOTE 11 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2016, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2015	Net Additions	Write-off	December 31, 2016
Goodwill
Global Wealth Management	$295,384	$(24,605)	$—	$270,779
Institutional Group	620,218	73,885	(2,600)	691,503
	$915,602	$49,280	$(2,600)	$962,282

	December 31, 2015	Net Additions	Amortization	December 31, 2016
Intangible assets
Global Wealth Management	$30,027	$21,230	$(6,026)	$45,231
Institutional Group	33,150	46,324	(8,401)	71,073
	$63,177	$67,554	$(14,427)	$116,304

The adjustments to goodwill and intangible assets during the year ended December 31, 2016, are primarily attributable to the acquisitions of ISM, which closed on May 3, 2016, Eaton Partners, which closed on January 4, 2016, and Barclays, which closed on December 4, 2015. The allocation of the purchase price for the ISM acquisition is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statements of financial condition may differ from the preliminary estimate reflected herein.

Goodwill for certain of our acquisitions is deductible for tax purposes. Goodwill and intangible assets were also impacted by the completion of the purchase price allocation for the Sterne Agee, Barclays, and Eaton acquisitions and the write-off of goodwill and intangibles related to certain Sterne businesses that were disposed of on July 1, 2016.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2016 and 2015, were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$141,621	$46,209	$78,580	$37,322
Trade name	24,713	8,670	24,456	6,969
Investment banking backlog	1,345	379	7,440	7,388
Non-compete agreements	2,578	813	2,517	255
	$170,257	$56,071	$112,993	$51,934

Amortization expense related to intangible assets was $14.4 million, $10.4 million, and $12.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2016, are: customer relationships, 9.5 years; trade name, 9.9 years; and non-compete agreements, 3.7 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2016, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2017	$11,506
2018	10,873
2019	10,285
2020	10,068
2021	9,506
Thereafter	61,948
$114,186

NOTE 12 – Borrowings and Federal Home Loan Bank Advances

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, advances from the Federal Home Loan Bank, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We also have an unsecured, committed bank line available.

The following table details the components of borrowings (in thousands):

	December 31,
	2016	2015
Borrowings on secured lines of credit	$377,000	$30,000
Term loans	—	59,084
	$377,000	$89,084

Our uncommitted secured lines of credit at December 31, 2016, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $525.7 million during the year ended December 31, 2016. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2016, our uncommitted secured lines of credit were collateralized by company-owned securities valued at $511.1 million.

Our committed bank line financing at December 31, 2016, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2017. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At December 31, 2016, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances of $500.0 million as of December 31, 2016, are floating-rate advances. The weighted average interest rates on these advances during the year ended December 31, 2016, was 1.15%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

As of December 31, 2015, a subsidiary of the Parent was a party to two Term Loans (“Term Loans”). The Term Loans were paid off in July 2016.

NOTE 13 – Senior Notes

The following table summarizes our senior notes as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
4.250% senior notes, due 2024 (1)	$500,000	$300,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.375% senior notes, due 2022 (3)	—	150,000
	800,000	750,000
Debt issuance costs, net	(4,109)	(9,864)
	$795,891	$740,136

(1)

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

(2)

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

(3)

In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes was payable quarterly in arrears. The notes were redeemed in August 2016.

Our senior notes mature as follows, based upon contractual terms (in thousands):

2017	$—
2018	—
2019	—
2020	300,000
2021	—
Thereafter	500,000
$800,000

NOTE 14 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2016 and 2015, were as follows (in thousands):

	December 31,
	2016	2015
Money market and savings accounts	$11,264,285	$6,429,780
Demand deposits (interest-bearing)	253,545	185,275
Certificates of deposit	3,901	15,087
Demand deposits (non-interest-bearing)	5,752	8,214
	$11,527,483	$6,638,356

The weighted-average interest rate on deposits was 0.09% and 0.17% at December 31, 2016 and 2015, respectively.

Scheduled maturities of certificates of deposit at December 31, 2016 and 2015, were as follows (in thousands):

	December 31,
	2016	2015
Certificates of deposit, less than $100:
Within one year	$1,213	$4,863
One to three years	855	2,356
Three to five years	—	145
Over five years	—	—
	$2,068	$7,364
Certificates of deposit, $100 and greater:
Within one year	$877	$5,464
One to three years	956	1,975
Three to five years	—	284
Over five years	—	—
	1,833	7,723
	$3,901	$15,087

At December 31, 2016 and 2015, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $11.5 billion and $6.6 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.5 million and $0.3 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Asset Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$790,000	Other assets	$10,390

	December 31, 2016
	Liability Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Cash flow interest rate contracts	$121,442	Accounts payable and accrued expenses	$1,823

December 31, 2015
Asset Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$—	Other assets	$—

	December 31, 2015
	Liability Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Cash flow interest rate contracts	$179,110	Accounts payable and accrued expenses	$3,591

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 3.4 years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense in the consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense in the consolidated statements of operations. The loss recognized during the year ended December 31, 2016, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $2.1 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$6,383	Interest Expense	$5,444	Interest Expense	$30

	Year Ended December 31, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,137)	Interest expense	$3,824	N/A	$—

	Year Ended December 31, 2014
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,576)	Interest expense	$6,068	N/A	$—

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

As of December 31, 2016, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $12.0 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2016, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 16 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500
	$67,500	$82,500

(1)

On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR plus 1.70% per annum. During 2016, we extinguished $15.0 million of the Trust II debentures.

(2)

On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

(3)

On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 17 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2016 and 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of December 31, 2016:
Securities borrowing (1)	$382,691	$—	$382,691	$(291,793)	$(68,776)	$22,122
Reverse repurchase agreements (2)	248,588	—	248,588	(216,542)	(32,046)	—
Cash flow interest rate contracts	10,390	—	10,390	—	—	10,390
	$641,669	$—	$641,669	$(508,335)	$(100,822)	$32,512
As of December 31, 2015:
Securities borrowing (1)	$318,105	$—	$318,105	$(182,399)	$(123,309)	$12,397
Reverse repurchase agreements (2)	160,423	—	160,423	(160,423)	—	—
	$478,528	$—	$478,528	$(342,822)	$(123,309)	$12,397

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $248.5 million and $160.3 million at December 31, 2016 and 2015, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2016 and 2015 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of December 31, 2016:
Securities lending (3)	$(478,814)	$—	$(478,814)	$291,793	$175,849	$(11,172)
Repurchase agreements (4)	(268,546)	—	(268,546)	216,542	52,004	—
Cash flow interest rate contracts	(1,823)	—	(1,823)	—	1,823	—
	$(749,183)	$—	$(749,183)	$508,335	$229,676	$(11,172)
As of December 31, 2015:
Securities lending (3)	$(329,670)	$—	$(329,670)	$182,399	$132,784	$(14,487)
Repurchase agreements (4)	(278,674)	—	(278,674)	160,423	118,251	—
Cash flow interest rate contracts	(3,591)	—	(3,591)	—	3,591	—
	$(611,935)	$—	$(611,935)	$342,822	$254,626	$(14,487)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $299.3 million and $285.7 million at December 31, 2016 and 2015, respectively.

NOTE 18 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2016, had no material effect on the consolidated financial statements.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $12.4 million of commitments outstanding at December 31, 2016, of which $8.5 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2016 and 2015, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases

Future minimum commitments under non-cancelable operating leases at December 31, 2016, are as follows (in thousands):

2017	$91,214
2018	83,599
2019	78,407
2020	64,331
2021	47,411
Thereafter	153,446
$518,408

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2016, 2015, and 2014, was $108.7 million, $93.6 million, and $78.6 million, net of sublease income.

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

We have established reserves for potential losses that are probable and reasonably estimable in connection with pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss is reasonably estimable.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matters described below, the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements. Our results of operations and financial condition for the year ended December 31, 2016 reflect both: (1) a provision for income taxes of $8.9 million as a result of the non-deductibility of a portion of the previously disclosed settlement with the SEC; and (2) an increase in our legal reserves by $31.8 million for previously disclosed legal matters.

SEC/Wisconsin Lawsuit

A civil lawsuit was filed against our company by the SEC in connection with our role in the sale of collateralized debt obligations (“CDOs”) investments to five Southeastern Wisconsin school districts (the “school districts”) in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The SEC asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2), and 17a(3) of the Securities Act. The claims were based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs.

During the fourth quarter of 2016, a settlement among the parties was approved by the Commission that resulted in the court entering a final judgment on December 6, 2016, pursuant to which Stifel was enjoined from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and ordering civil penalties, disgorgement, and prejudgment interest of approximately $24.5 million.

EDC Bond Issuance Matter

We were named, along with other parties, in a lawsuit filed in Wisconsin state court asserting various claims by LDF Acquisition LLC (“LDF”), a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively “Saybrook”) in which, among other things, Saybrook sought repayment from the Lac Du Flambeau Band of Lake Superior Chippewa Indians and its Lake of the Torches Economic Development Corporation (the “Tribal Parties”), two different law firms and Stifel and Stifel Financial Corp. (together with Stifel, the “Stifel Parties”) for the proceeds from a $50.0 million 2008 bond offering (“the Bonds”) in which the Tribal Parties issued the Bonds, the two law firms advised the Tribal Parties and Saybrook, respectively, and Stifel acted as the initial purchaser. The various parties to this lawsuit asserted numerous claims, cross claims, and counter claims against each other. In late December, 2016, the court ruled that Stifel had provided implied warranties to Saybrook in connection with the bond offering.

A jury trial commenced on January 30, 2017 and in early February 2017, Saybrook, the Tribal Parties and the Stifel Parties reached a settlement among themselves. Shortly thereafter, Saybrook, the Tribal Parties, and the Stifel Parties reached a settlement with the law firm parties, which resolved all outstanding litigation related to this matter.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

In December 2013, Stone & Youngberg, LLC (“Stone & Youngberg”) was named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in connection with the 2007 formation of the Collybus CDO, which was manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds, as well as in connection with, among other things, Stone & Youngberg’s facilitation of subsequent trades of Collybus CDO securities by CA on behalf of the CA funds during 2007 and 2008. In the Amended Complaint, plaintiffs allege that they lost over $200.0 million during the financial crisis through mismanagement of the CA funds.

In addition to the claims asserted against Stone & Youngberg, the Amended Complaint seeks to hold our company and Stifel liable for Stone & Youngberg’s alleged wrongdoing under theories of successor and alter ego liability, arising out of our company’s purchase of the membership interests of Stone & Youngberg in 2011 and the subsequent operation of that business.

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

At December 31, 2016, Stifel had net capital of $228.8 million, which was 15.3% of aggregate debit items and $198.8 million in excess of its minimum required net capital. At December 31, 2016, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2016, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

December 31, 2016

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,610,744	18.0%	$402,644	4.5%	$581,597	6.5%
Tier 1 capital	1,813,556	20.3	536,859	6.0	715,812	8.0
Total capital	1,858,737	20.8	715,812	8.0	894,765	10.0
Tier 1 leverage	1,813,556	10.2	710,464	4.0	888,080	5.0

Stifel Bank – Federal Reserve Capital Amounts

December 31, 2016

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$945,748	16.0%	$265,306	4.5%	$383,220	6.5%
Tier 1 capital	945,748	16.0	353,742	6.0	471,656	8.0
Total capital	991,668	16.8	471,656	8.0	589,570	10.0
Tier 1 leverage	945,748	7.1	534,215	4.0	667,768	5.0

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest income:
Bank loans, net of unearned income	$131,808	$79,816	$71,167
Investment securities	108,992	53,787	71,526
Margin balances	32,147	22,421	19,095
Other	21,385	23,077	24,181
	$294,332	$179,101	$185,969
Interest expense:
Senior notes	$36,845	$25,695	$26,617
Bank deposits	7,331	7,262	7,845
Federal Home Loan Bank advances	6,777	551	81
Other	15,921	11,891	6,718
	$66,874	$45,399	$41,261

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 6.0 million shares at December 31, 2016.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $190.1 million, $142.1 million, and $111.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The tax provision related to stock-based compensation recognized in shareholders’ equity was $4.9 million for the year ended December 31, 2016, and a benefit of $14.7 million and $19.9 million for the years ended December 31, 2015 and 2014, respectively.

During 2016, the Company’s Board of Directors removed the continuing service requirements associated with restricted stock units that were granted to certain employees of Barclays in December 2015. As a result of the modification, the awards were expensed at date of modification, resulting in a charge of $58.6 million during 2016. The fair value of the awards is based upon the closing price of our company’s common stock on the date of the grant of the awards. These charges are included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2016.

On June 5, 2015, certain employees were granted restricted stock units of our company as retention. The fair value of the awards issued as retention was $23.8 million. The fair value of the awards is based upon the closing price of our company’s common stock on the date of grant. There are no continuing service requirements associated with these restricted stock units, and accordingly, they were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2015.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2016, no options were granted.

A summary of option activity under the plans as of December 31, 2016, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding December 31, 2015	86	$38.69
Granted	—	—
Exercised	31	17.37
Forfeited	—	—
Expired	41	54.54
Outstanding December 31, 2016	14	$39.15	1.22	$246

At December 31, 2016, all outstanding options were exercisable. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 were not material. The total intrinsic value of options exercised during the year ended December 31, 2014, was $1.6 million. Cash proceeds from the exercise of stock options were not material for the year ended December 31, 2016 and 2015. Cash proceeds were $0.3 million for the year ended December 31, 2014. Tax benefits realized from the exercise of stock options for the years ended December 31, 2016, 2015, and 2014, were $0.1 million, $0.6 million, and $0.5 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to eight years and are distributable, if vested, at future specified dates. Our company began granting Performance-based Restricted Stock Units (“PRSUs”) to its executive officers in 2016. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on our company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. The number of shares converted has the potential to range from 0% to 200% based on how our company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At December 31, 2016, the total number of stock units outstanding was 21.8 million, of which 16.3 million were unvested. At December 31, 2016, the total number of PRSU’s was 0.5 million, of which all were unvested.

A summary of unvested stock unit activity under the plans as of December 31, 2015, and changes during the year then ended is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted-average grant date fair value
Unvested December 31, 2015	12,274	$41.78
Granted	7,947	35.97
Vested	(3,368)	39.83
Cancelled	(577)	38.00
Unvested December 31, 2016	16,276	$39.40

At December 31, 2016, there was unrecognized compensation cost for stock units of approximately $379.1 million, which is expected to be recognized over a weighted-average period of 3.2 years. The fair value of stock units that vested during the year ended December 31, 2016, was $134.1 million.

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

Additionally, the Plan allows Stifel financial advisors who achieve certain levels of production the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 4% of their gross commissions. They have the option to: 1) defer 5% of their gross commissions into company stock units and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $11.3 million and $15.5 million at December 31, 2016 and 2015, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2016 and 2015, the deferred compensation liability related to the mutual fund option of $8.6 million and $12.4 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Employee Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the Plan. We may match certain employee contributions or make additional contributions to the Plan at our discretion. Our contributions to the Profit Sharing Plan were $6.5 million, $7.7 million, and $4.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2016 and 2015, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $268.5 million and $278.7 million, respectively.

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

At December 31, 2016 and 2015, Stifel Bank had outstanding commitments to originate loans aggregating $205.8 million and $130.5 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2016, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2016 and 2015, Stifel Bank had outstanding letters of credit totaling $88.9 million and $38.7 million, respectively. A majority of the standby letters of credit commitments at December 31, 2016, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2016 and 2015, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $492.5 million and $403.2 million, respectively.

NOTE 24 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current taxes:
Federal	$7,927	$43,962	$100,262
State	5,818	9,672	21,835
Foreign	1,255	1,329	(1,831)
	15,000	54,963	120,266
Deferred taxes:
Federal	39,127	(9,396)	(275)
State	6,261	3,056	(8,064)
Foreign	674	608	(263)
	46,062	(5,732)	(8,602)
Provision for income taxes	$61,062	$49,231	$111,664

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory rate	$49,904	$49,548	$101,778
State income taxes, net of federal income tax	7,688	7,908	14,860
Change in valuation allowance	(229)	535	(2,433)
Provision to return	(204)	904	(2,956)
Investment in subsidiary	—	(4,800)	—
Change in uncertain tax position	41	(3,903)	276
Non-deductible litigation expense	7,700	—	—
Foreign tax rate difference	(1,810)	(106)	90
Other, net	(2,028)	(855)	49
	$61,062	$49,231	$111,664

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Deferred compensation	$181,575	$173,759
Net operating loss carryforwards	40,266	48,831
Accrued expenses	35,443	65,451
Unrealized loss on investments	—	27,769
Depreciation	12,550	10,055
Receivable reserves	22,870	16,343
Total deferred tax assets	292,704	342,208
Valuation allowance	(8,768)	(12,738)
	283,936	329,470
Deferred tax liabilities:
Goodwill and other intangibles	(49,481)	(33,437)
Change in accounting method	—	(625)
Prepaid expenses	(4,557)	(4,211)
Unrealized gain on investments	(1,459)	—
Other	(2,986)	(6,070)
	(58,483)	(44,343)
Net deferred tax asset	$225,453	$285,127

Our net deferred tax asset at December 31, 2016, includes net operating loss carryforwards of $312.2 million that expire between 2020 and 2035. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was decreased by $4.0 million as an inactive foreign entity was formally dissolved. We believe the realization of the remaining net deferred tax asset of $225.5 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

The current tax payable, included in accounts payable and accrued expenses, is a payable of $16.0 million and a receivable of $1.0 million as of December 31, 2016 and 2015, respectively.

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

Uncertain Tax Positions

As of December 31, 2016 and 2015, we had $1.8 million and $2.7 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2016 and 2015, we had accrued interest and penalties of $0.7 million and $0.8 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2014 to December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$2,717	$5,510	$5,158
Increase related to prior year tax positions	5	1,206	627
Decrease related to prior year tax positions	(31)	(33)	(443)
Increase related to current year tax positions	—	—	294
Decrease related to settlements with taxing authorities	(42)	(4,815)	(126)
Decrease related to lapsing of statute of limitations	—	—	—
Increase/(decrease) related to business acquisitions	(849)	849	—
Ending balance	$1,800	$2,717	$5,510

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2012. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2008.

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

Our Global Wealth Management segment consists of two operating segments, the Private Client Group and Stifel Bank. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through Stifel Bank. Stifel Bank segment provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our private client group and to the general public.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements in conjunction with recent acquisitions, amortization of stock-based awards for certain administrative employees, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Information concerning operations in these segments of business for the years ended December 31, 2016, 2015, and 2014, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net revenues: (1)
Global Wealth Management	$1,563,410	$1,377,313	$1,232,651
Institutional Group	1,014,164	975,594	997,071
Other	(2,078)	(21,313)	(21,298)
	$2,575,496	$2,331,594	$2,208,424
Income/(loss) before income taxes:
Global Wealth Management	$430,318	$382,126	$346,978
Institutional Group	164,143	141,042	165,546
Other	(451,879)	(381,601)	(221,730)
	$142,582	$141,567	$290,794

(1)	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2016, 2015, and 2014.

The following table presents our company’s total assets on a segment basis at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Global Wealth Management	$16,065,503	$10,519,575
Institutional Group	2,657,183	2,193,781
Other	406,670	612,695
	$19,129,356	$13,326,051

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2016, 2015, and 2014, were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$2,433,674	$2,195,538	$2,082,876
United Kingdom	132,622	125,552	113,943
Other European	9,200	10,504	11,605
	$2,575,496	$2,331,594	$2,208,424

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations	$81,520	$92,336	$179,130
Loss from discontinued operations, net of tax	—	—	(3,063)
Net income	81,520	92,336	176,067
Preferred dividends	3,906	—	—
Net income available to common shareholders	$77,614	$92,336	$176,067

Shares for basic and diluted calculation:
Average shares used in basic computation	66,871	68,543	66,472
Dilutive effect of stock options and units (1)	10,692	10,011	9,904
Average shares used in diluted computation	77,563	78,554	76,376
Earnings per basic common share:
Income from continuing operations	$1.16	$1.35	$2.69
Loss from discontinued operations	—	—	(0.04)
Earnings per basic common share	$1.16	$1.35	$2.65
Earnings per diluted common share:
Income from continuing operations	$1.00	$1.18	$2.35
Loss from discontinued operations	—	—	(0.04)
Earnings per basic common share	$1.00	$1.18	$2.31

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2016, 2015, and 2014, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2016, the maximum number of shares that may yet be purchased under this plan was 7.4 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2016, we repurchased $113.5 million or 3.4 million shares using existing Board authorization at an average price of $33.22 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2015, we repurchased $117.7 million or 2.7 million shares using existing Board authorization at an average price of $43.91 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the year ended December 31, 2016, we issued 0.3 million shares of common stock from treasury, in aggregate, as part of the purchase consideration for our acquisitions of Eaton Partners, which closed on January 4, 2016, and ISM, which closed on May 3, 2016.

Share issuances out of treasury during the year ended December 31, 2016, was primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration for various acquisitions.

Issuance of Common Stock

On June 5, 2015, we issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc. See Note 3 in the notes to consolidated financial statements for additional information regarding the acquisition.

Share issuances during the years ended December 31, 2015 and 2014, were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration for various acquisitions.

Issuance of Preferred Stock

On July, 11, 2016, our company issued $150.0 million of perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share).

When, as, and if declared by the board of directors of the company, dividends will be payable at an annual rate of 6.25%, payable quarterly, in arrears. We may redeem the Series A preferred stock at our option, subject to regulatory approval, on or after July 15, 2021, or following a regulatory capital treatment event, as defined.

NOTE 28 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $167.1 million at December 31, 2016. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2016, 2015, and 2014. In addition, our direct investment interest in these entities is insignificant at December 31, 2016 and 2015.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $316.1 million at December 31, 2016. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at December 31, 2016. Management fee revenue earned by our company was insignificant during the years ended December 31, 2016, 2015, and 2014.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at December 31, 2016, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at December 31, 2016. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2016. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

NOTE 30 – Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2016
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$571,299	$603,627	$586,488	$586,665
Interest income	62,786	65,780	74,881	90,844
Total revenues	634,085	669,407	661,369	677,509
Interest expense	14,111	17,262	19,383	16,118
Net revenues	619,974	652,145	641,986	661,391
Total non-interest expenses	576,061	636,352	614,004	606,497
Income before income tax expense	43,913	15,793	27,982	54,894
Provision for income taxes	16,858	6,022	10,168	28,014
Net income	27,055	9,771	17,814	26,880
Preferred dividends	—	—	1,563	2,343
Net income available to common shareholders	$27,055	$9,771	$16,251	$24,537
Earnings per common share
Basic	$0.40	$0.15	$0.24	$0.37
Diluted	$0.36	$0.13	$0.21	$0.31

Weighted-average number of common shares outstanding:
Basic	67,579	66,792	66,482	66,636
Diluted	76,086	75,982	77,544	79,539

	Year Ended December 31, 2015
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$531,265	$563,998	$557,995	$545,132
Interest income	42,736	43,851	43,376	48,639
Total revenues	574,001	607,849	601,371	593,771
Interest expense	13,019	10,098	9,796	12,485
Net revenues	560,982	597,751	591,575	581,286
Total non-interest expenses	490,916	559,680	569,227	570,204
Income before income tax expense	70,066	38,071	22,348	11,082
Provision for income taxes	26,969	17,183	5,169	(90)
Net income	$43,097	$20,888	$17,179	$11,172
Earnings per common share
Basic	$0.62	$0.31	$0.25	$0.16
Diluted	$0.56	$0.27	$0.22	$0.14
Weighted-average number of common shares outstanding:
Basic	68,006	68,370	69,633	68,150
Diluted	77,359	77,856	79,759	79,355

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2016, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stifel Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stifel Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2017

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2016 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2016, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	21,766,757	$39.14	5,998,308
Equity compensation plans not approved by the shareholders	—	—	—
	21,766,757	$39.14	5,998,308

As of December 31, 2016, the total number of securities to be issued upon exercise of options and units consisted of 14,315 options and 21,752,442 units, for a total of 21,766,757 shares. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2016, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 5,864,513 shares under the 2001 Incentive Stock Plan (2011 Restatement) and 133,795 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 5,998,308 shares.

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

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2016

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

11	Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of James M. Zemlyak pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of James M. Zemlyak pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Zemlyak	President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)
James M. Zemlyak

/s/ Bruce A. Beda	Director
Bruce A. Beda

/s/ Kathleen Brown	Director
Kathleen Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ John P. Dubinsky	Director
John P. Dubinsky

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Frederick O. Hanser	Director
Frederick O. Hanser

/s/ Richard J. Himelfarb	Director
Richard J. Himelfarb

/s/ Maura A. Markus	Director
Maura A. Markus

/s/ Thomas B. Michaud	Director
Thomas B. Michaud

/s/ Thomas P. Mulroy	Director
Thomas P. Mulroy

/s/ Victor J. Nesi	Director
Victor J. Nesi

/s/ James M. Oates	Director
James M. Oates

/s/ Ben A. Plotkin	Director
Ben A. Plotkin

/s/ Thomas W. Weisel
Thomas W. Weisel	Chairman of the Board and Director

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman