Form 10-Q
period 2017-03-31
STIFEL FINANCIAL CORP
filed 2017-05-05
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on May 1, 2017, was 68,449,920.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March, 31, 2017	December 31, 2016
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$658,387	$912,932
Cash segregated for regulatory purposes	214	73,235
Receivables:
Brokerage clients, net	1,332,583	1,415,936
Brokers, dealers, and clearing organizations	556,523	1,024,752
Securities purchased under agreements to resell	318,848	248,588
Financial instruments owned, at fair value	1,058,089	925,045
Available-for-sale securities, at fair value	3,377,981	3,181,313
Held-to-maturity securities, at amortized cost	3,189,767	3,038,405
Loans held for sale, at lower of cost or market	206,724	228,588
Bank loans, net	5,864,548	5,591,190
Investments, at fair value	133,761	133,563
Fixed assets, net	172,912	172,828
Goodwill	977,729	962,282
Intangible assets, net	113,323	116,304
Loans and advances to financial advisors and other employees, net	396,305	396,318
Deferred tax assets, net	203,630	225,453
Other assets	574,568	482,624
Total Assets	$19,135,892	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	March, 31, 2017	December 31, 2016
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$745,398	$842,014
Brokers, dealers, and clearing organizations	491,288	523,107
Drafts	83,429	94,451
Securities sold under agreements to repurchase	219,727	268,546
Bank deposits	11,700,961	11,527,483
Financial instruments sold, but not yet purchased, at fair value	754,458	699,032
Accrued compensation	159,071	295,354
Accounts payable and accrued expenses	351,965	400,570
Federal Home Loan Bank advances	790,000	500,000
Borrowings	199,000	377,000
Senior notes	795,192	795,891
Debentures to Stifel Financial Capital Trusts	67,500	67,500
Total liabilities	16,357,989	16,390,948
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; 6,000 shares issued	150,000	150,000
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,690,846 and 69,507,842 shares, respectively	10,454	10,426
Additional paid-in-capital	1,767,622	1,840,551
Retained earnings	939,896	876,958
Accumulated other comprehensive loss	(31,414)	(39,042)
	2,836,558	2,838,893
Treasury stock, at cost, 1,262,334 and 2,866,492 shares, respectively	(58,655)	(100,485)
Total Shareholders’ Equity	2,777,903	2,738,408
Total Liabilities and Shareholders’ Equity	$19,135,892	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Revenues:
Commissions	$175,274	$197,930
Principal transactions	116,857	120,948
Investment banking	126,852	100,658
Asset management and service fees	162,739	144,532
Interest	100,953	62,786
Other income	8,752	7,231
Total revenues	691,427	634,085
Interest expense	15,896	14,111
Net revenues	675,531	619,974
Non-interest expenses:
Compensation and benefits	436,387	411,113
Occupancy and equipment rental	52,545	57,255
Communications and office supplies	33,844	36,660
Commissions and floor brokerage	10,723	11,732
Other operating expenses	63,013	59,301
Total non-interest expenses	596,512	576,061
Income from operations before income tax expense	79,019	43,913
Provision for income taxes	13,507	16,858
Net income	65,512	27,055
Preferred dividends	2,344	—
Net income available to common shareholders	$63,168	$27,055

Earnings per common share:
Basic	$0.92	$0.40
Diluted	$0.78	$0.36
Weighted-average number of common shares outstanding:
Basic	68,386	67,579
Diluted	80,695	76,086

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$65,512	$27,055
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	3,777	(1,028)
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	524	509
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	1,033	(4,980)
Foreign currency translation adjustment	2,294	(2,186)
Total other comprehensive income/(loss), net of tax	7,628	(7,685)
Comprehensive income	$73,140	$19,370

(1)	Net of tax expense of $4.8 million and tax benefit of $4.7 million for the three months ended March 31, 2017 and 2016, respectively.
(2)	There were no reclassifications to earnings during the three months ended March 31, 2017 and 2016, respectively.
(3)	Amounts are net of reclassifications to earnings of losses of $0.9 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$65,512	$27,055
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,022	10,629
Amortization of loans and advances to financial advisors and other employees	23,611	18,995
Amortization of premium on investment portfolio	3,830	1,622
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	6,259	4,571
Amortization of intangible assets	2,981	2,974
Deferred income taxes	19,873	72,979
Tax deficit from stock-based compensation	—	4,215
Stock-based compensation	27,915	30,450
(Gains)/losses on sale of investments	(2,459)	3,826
Other, net	999	(2,524)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	73,021	190,676
Receivables:
Brokerage clients	83,353	216,856
Brokers, dealers, and clearing organizations	469,038	(117,959)
Securities purchased under agreements to resell	(70,260)	(47,523)
Financial instruments owned, including those pledged	(131,791)	(279,338)
Loans originated as held for sale	(349,044)	(419,601)
Proceeds from mortgages held for sale	361,435	472,886
Loans and advances to financial advisors and other employees	(21,873)	(25,417)
Other assets	(87,104)	(133,412)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(96,616)	76,992
Brokers, dealers, and clearing organizations	74,655	(3,792)
Drafts	(11,022)	(109,354)
Financial instruments sold, but not yet purchased	55,426	153,097
Other liabilities and accrued expenses	(170,766)	(210,511)
Net cash provided by/(used in) operating activities	$335,995	$(61,608)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$198,407	$31,303
Calls and principal paydowns of held-to-maturity securities	67,473	37,577
Sale or maturity of investments	2,411	12,978
Increase in bank loans, net	(269,337)	(327,931)
Payments for:
Purchase of available-for-sale securities	(391,585)	(529,707)
Purchase of held-to-maturity securities	(219,500)	(210,677)
Purchase of investments	(150)	(1,313)
Purchase of fixed assets	(8,014)	(9,270)
Acquisitions, net of cash received	(9,070)	(68,680)
Net cash used in investing activities	(629,365)	(1,065,720)
Cash Flows From Financing Activities:
Proceeds from/(repayments of) short-term borrowings, net	(178,000)	238,497
Proceeds from Federal Home Loan Bank advances, net	290,000	352,000
Payment of contingent consideration	(8,356)	—
(Decrease)/increase in securities sold under agreements to repurchase	(48,819)	12,055
Increase in bank deposits, net	173,478	579,744
Decrease in securities loaned	(106,474)	(151,319)
Tax deficit from stock-based compensation	—	(4,215)
Restricted stock conversions	(82,954)	(35,976)
Proceeds from stock option exercises	—	175
Repurchase of common stock	—	(95,116)
Cash dividends on preferred stock	(2,344)	—
Net cash provided by financing activities	36,531	895,845
Effect of exchange rate changes on cash	2,294	(2,186)
Decrease in cash and cash equivalents	(254,545)	(233,669)
Cash and cash equivalents at beginning of period	912,932	811,019
Cash and cash equivalents at end of period	$658,387	$577,350
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,573	$20,061
Cash paid for interest	16,093	13,630
Noncash financing activities:
Unit grants, net of forfeitures	35,273	98,876
Issuance of common stock for acquisitions	$9,352	$11,427

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

On January 3, 2017, the Company completed the acquisition of City Financial Corporation and its wholly owned subsidiary, City Securities Corporation (“City Securities”), an independent investment bank focused primarily on offering wealth management and public finance services across the Midwest. The acquisition was funded with cash from operations and common stock.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. During the first quarter of 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Amounts previously reported for the quarter ended March 31, 2016 have been restated as required upon adoption of the ASU. See Note 2 for further discussion.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the new guidance on stock-based compensation.

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Share-Based Payments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” that requires an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. The update no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows and requires an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for our company).

We adopted the guidance in the update on January 1, 2017, and during the three months ended March 31, 2017 recognized an excess tax benefit from stock-based compensation of $16.9 million in the provision for income taxes on the accompanying consolidated statements of operations (adopted prospectively). Excess tax benefits from stock based compensation are now classified in operating activities on the accompanying consolidated statement of cash flows instead of being separately stated in financing activities for the three months ended March 31, 2017 (adopted prospectively). Cash paid to a tax authority by our company when withholding shares from an employee’s award for tax-withholding purposes are now classified as a financing activity in the accompanying consolidated statement of cash flows (adopted retrospectively). We reclassified $36.0 million from operating activities to financing activities in the accompanying consolidated statement of cash flows for the three months ended March 31, 2016 pertaining to shares withheld from employee awards for tax withholding purposes. Following the adoption of ASU 2016-09, we will continue to estimate forfeitures.

Recently Issued Accounting Guidance

Goodwill Impairment Testing

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the new guidance, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are to be applied on a prospective basis. The guidance is effective for annual or any interim impairment tests in fiscal years beginning after December 15, 2019 (January 1, 2020 for our company). Early adoption is permitted. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

Statement of Cash Flow – Restricted Cash

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flow - Restricted Cash," which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The ASU is effective for the fiscal year beginning after December 15, 2017 (January 1, 2018 for our Company). Early adoption is permitted. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our Company), including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018. We have been closely monitoring FASB activity related to the new standard. During the second half of 2016, we began developing a plan regarding the evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We expect to adopt the requirements of the new standard in the first quarter of 2020.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” that requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company). Early adoption is permitted. We have been closely monitoring FASB activity related to the new standard. During the second half of 2016, we began developing a plan regarding the evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We also made progress on our contract reviews and detailed policy drafting. Based on our evaluation, we expect to adopt the requirements of the new standard in the first quarter of 2019 and anticipate using the modified retrospective approach.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2017 and December 31, 2016, included (in thousands):

	March, 31, 2017	December 31, 2016
Deposits paid for securities borrowed	$350,578	$382,691
Receivables from clearing organizations	143,266	568,373
Securities failed to deliver	62,679	73,688
	$556,523	$1,024,752

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2017 and December 31, 2016, included (in thousands):

	March, 31, 2017	December 31, 2016
Deposits received from securities loaned	$369,988	$478,814
Payable to clearing organizations	20,057	16,411
Securities failed to receive	101,243	27,882
	$491,288	$523,107

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate fixed income securities infrequently traded, state and municipal securities, and asset-backed securities, which primarily include collateralized loan obligations.

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

Corporate equity securities are valued based on quoted prices in active markets and reported in Level 1.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	March 31, 2017
	Fair value of investments	Unfunded commitments
Private company investments	$18,702	$10,238
Partnership interests	14,857	1,790
Mutual funds	11,981	—
Private equity funds	8,843	1,853
Money market funds	15,420	—
Total	$69,803	$13,881

	December 31, 2016
	Fair value of investments	Unfunded commitments
Private company investments	$18,763	$8,526
Partnership interests	15,798	1,822
Mutual funds	11,301	—
Private equity funds	9,310	2,020
Money market funds	35,637	—
Total	$90,809	$12,368

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

Derivatives

Derivatives are valued using quoted market prices for identical instruments when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. We manage credit risk for our derivative positions on a counterparty-by-

counterparty basis and calculate credit valuation adjustments, included in the fair value of these instruments, on the basis of our relationships at the counterparty portfolio/master netting agreement level. These credit valuation adjustments are determined by applying a credit spread for the counterparty to the total expected exposure of the derivative after considering collateral and other master netting arrangements. We have classified our interest rate swaps as Level 2.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, are presented below (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$19,784	$19,784	$—	$—
U.S. government agency securities	170,659	—	170,659	—
Mortgage-backed securities:
Agency	293,654	—	293,654	—
Non-agency	28,595	—	27,576	1,019
Corporate securities:
Fixed income securities	356,364	8,995	347,102	267
Equity securities	39,791	39,208	—	583
State and municipal securities	149,242	—	149,242	—
Total financial instruments owned	1,058,089	67,987	988,233	1,869
Available-for-sale securities:
U.S. government agency securities	4,419	199	4,220	—
State and municipal securities	72,417	—	72,417	—
Mortgage-backed securities:
Agency	341,054	—	341,054	—
Commercial	72,758	—	72,758	—
Non-agency	1,731	—	1,731	—
Corporate fixed income securities	824,192	—	824,192	—
Asset-backed securities	2,061,410	—	2,061,410	—
Total available-for-sale securities	3,377,981	199	3,377,782	—
Investments:
Corporate equity securities	27,866	24,033	—	3,833
Auction rate securities:
Equity securities	49,055	—	—	49,055
Municipal securities	837	—	—	837
Other	1,620	—	380	1,240
Investments in funds measured at NAV	54,383	—	—	—
Total investments	133,761	24,033	380	54,965
Cash equivalents measured at NAV	15,420
Derivative contracts (1)	11,300	—	11,300	—
	$4,596,551	$92,219	$4,377,695	$56,834

(1)	Included in other assets in the consolidated statements of financial condition.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$351,765	$351,765	$—	$—
Mortgage-backed securities
Agency	96,975	—	96,975	—
Corporate securities:
Fixed income securities	260,410	—	260,410	—
Equity securities	45,308	45,308	—	—
Total financial instruments sold, but not yet purchased	754,458	397,073	357,385	—
Derivative contracts (2)	1,191	—	1,191	—
	$755,649	$397,073	$358,576	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, are presented below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,951	$9,951	$—	$—
U.S. government agency securities	89,833	—	89,833	—
Mortgage-backed securities:
Agency	305,774	—	305,774	—
Non-agency	28,402	—	27,320	1,082
Corporate securities:
Fixed income securities	299,946	1,944	297,729	273
Equity securities	32,044	31,444	—	600
State and municipal securities	159,095	—	159,095	—
Total financial instruments owned	925,045	43,339	879,751	1,955
Available-for-sale securities:
U.S. government agency securities	4,197	300	3,897	—
State and municipal securities	72,490	—	72,490	—
Mortgage-backed securities:
Agency	338,732	—	338,732	—
Commercial	72,773	—	72,773	—
Non-agency	1,892	—	1,892	—
Corporate fixed income securities	823,511	—	823,511	—
Asset-backed securities	1,867,718	—	1,867,718	—
Total available-for-sale securities	3,181,313	300	3,181,013	—
Investments:
Corporate equity securities	27,247	23,414	—	3,833
Auction rate securities:
Equity securities	48,689	—	—	48,689
Municipal securities	832	—	—	832
Other	1,623	—	383	1,240
Investments measured at NAV	55,172
Total investments	133,563	23,414	383	54,594
Cash equivalents measured at NAV	35,637
Derivative contracts (1)	10,390	—	10,390	—
	$4,285,948	$67,053	$4,071,537	$56,549

(1)	Includes certain private company and other investments.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$362,536	$362,536	$—	$—
U.S. government agency securities	20,549	—	20,549	—
Mortgage-backed securities
Agency	94,552	—	94,552	—
Non-agency	1	—	1	—
Corporate securities:
Fixed income securities	202,968	980	201,988	—
Equity securities	18,395	18,395	—	—
State and municipal securities	31	—	31	—
Total financial instruments sold, but not yet purchased	699,032	381,911	317,121	—
Derivative contracts (2)	1,823	—	1,823	—
	$700,855	$381,911	$318,944	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2016	$1,082	$273	$600	$3,833	$48,689	$832	$1,240
Unrealized gains/(losses):
Included in changes in net assets (1)	—	—	(17)	—	366	5	—
Included in OCI (2)	—	—	—	—	—	—	—
Realized gains (1)	1	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	(64)	(6)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	(63)	(6)	(17)	—	366	5	—
Balance at March 31, 2017	$1,019	$267	$583	$3,833	$49,055	$837	$1,240
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
(2)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the three months ended March 31, 2017 were principally a result of changes in market value. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2017, relating to Level 3 assets still held at March 31, 2017, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of March 31, 2017.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Corporate equity securities	Market comparable companies	Tangible book value multiple	1.4 - 2.2	1.9
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.6% - 11.5%	5.8%
		Workout period	1 - 3 years	2.5 years
Municipal securities	Discounted cash flow	Discount rate	1.9% - 10.1%	4.4%
		Workout period	1 - 4 years	1.9 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $0.1 million of transfers of financial assets from Level 2 to Level 1 during the three months ended March 31, 2017, respectively, primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.4 million of transfers of financial assets from Level 1 to Level 2 during the three months ended March 31, 2017, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers into Level 3 during the three months ended March 31, 2017.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2017 and December 31, 2016, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$658,387	$658,387	$912,932	$912,932
Cash segregated for regulatory purposes	214	214	73,235	73,235
Securities purchased under agreements to resell	318,848	318,848	248,588	248,588
Financial instruments owned	1,058,089	1,058,089	925,045	925,045
Available-for-sale securities	3,377,981	3,377,981	3,181,313	3,181,313
Held-to-maturity securities	3,189,767	3,199,113	3,038,405	3,040,554
Loans held for sale	206,724	206,724	228,588	228,588
Bank loans	5,864,548	5,916,155	5,591,190	5,633,804
Investments	133,761	133,761	133,563	133,563
Derivative contracts (1)	11,300	11,300	10,390	10,390

Financial liabilities:
Securities sold under agreements to repurchase	$219,727	$219,727	$268,546	$268,546
Bank deposits	11,700,961	12,701,075	11,527,483	11,092,185
Financial instruments sold, but not yet purchased	754,458	754,458	699,032	699,032
Derivative contracts (2)	1,191	1,191	1,823	1,823
Federal Home Loan Bank advances	790,000	790,000	500,000	500,000
Borrowings	199,000	199,000	377,000	377,000
Senior notes	795,192	810,193	795,891	799,632
Debentures to Stifel Financial Capital Trusts	67,500	51,469	67,500	52,525

(1)	Included in other assets in the consolidated statements of financial condition.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$642,967	$642,967	$—	$—
Cash segregated for regulatory purposes	214	214	—	—
Securities purchased under agreements to resell	318,848	318,848	—	—
Held-to-maturity securities	3,199,113	—	2,978,710	220,403
Loans held for sale	206,724	—	206,724	—
Bank loans	5,916,155	—	5,916,155	—
Financial liabilities:
Securities sold under agreements to repurchase	$219,727	$—	$219,727	$—
Bank deposits	12,701,075	—	12,701,075	—
Federal Home Loan Bank advances	790,000	790,000	—	—
Borrowings	199,000	199,000	—	—
Senior notes	810,193	810,193	—	—
Debentures to Stifel Financial Capital Trusts	51,469	—	—	51,469

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$877,295	$877,295	$—	$—
Cash segregated for regulatory purposes	73,235	73,235	—	—
Securities purchased under agreements to resell	248,588	227,983	20,605	—
Held-to-maturity securities	3,040,554	—	2,830,869	209,685
Loans held for sale	228,588	—	228,588	—
Bank loans	5,633,804	—	5,633,804	—
Financial liabilities:
Securities sold under agreements to repurchase	$268,546	$149,881	$118,665	$—
Bank deposits	11,092,185	—	11,092,185	—
Federal Home Loan Bank advances	500,000	500,000	—	—
Borrowings	377,000	377,000	—	—
Senior notes	799,632	799,632	—	—
Debentures to Stifel Financial Capital Trusts	52,525	—	—	52,525

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2017 and December 31, 2016.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2017 and December 31, 2016 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2017 and December 31, 2016 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March, 31, 2017	December 31, 2016
Financial instruments owned:
U.S. government securities	$19,784	$9,951
U.S. government agency securities	170,659	89,833
Mortgage-backed securities:
Agency	293,654	305,774
Non-agency	28,595	28,402
Corporate securities:
Fixed income securities	356,364	299,946
Equity securities	39,791	32,044
State and municipal securities	149,242	159,095
	$1,058,089	$925,045
Financial instruments sold, but not yet purchased:
U.S. government securities	$351,765	$362,536
U.S. government agency securities	—	20,549
Mortgage-backed securities:
Agency	96,975	94,552
Non-agency	—	1
Corporate securities:
Fixed income securities	260,410	202,968
Equity securities	45,308	18,395
State and municipal securities	—	31
	$754,458	$699,032

At March 31, 2017 and December 31, 2016, financial instruments owned in the amount of $785.0 million and $992.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,437	$1	$(19)	$4,419
State and municipal securities	75,827	—	(3,410)	72,417
Mortgage-backed securities:
Agency	342,751	261	(1,958)	341,054
Commercial	77,077	47	(4,366)	72,758
Non-agency	1,853	—	(122)	1,731
Corporate fixed income securities	828,951	2,067	(6,826)	824,192
Asset-backed securities	2,049,733	12,333	(656)	2,061,410
	$3,380,629	$14,709	$(17,357)	$3,377,981
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,509,970	$15,734	$(16,902)	$1,508,802
Commercial	59,573	1,579	—	61,152
Asset-backed securities	1,580,163	11,238	(2,378)	1,589,023
Corporate fixed income securities	40,061	75	—	40,136
	$3,189,767	$28,626	$(19,280)	$3,199,113

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,213	$2	$(18)	$4,197
State and municipal securities	76,066	—	(3,576)	72,490
Mortgage-backed securities:
Agency	340,738	298	(2,304)	338,732
Commercial	77,417	59	(4,703)	72,773
Non-agency	2,032	—	(140)	1,892
Corporate fixed income securities	830,695	1,418	(8,602)	823,511
Asset-backed securities	1,858,929	9,857	(1,068)	1,867,718
	$3,190,090	$11,634	$(20,411)	$3,181,313
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,567,758	$14,537	$(17,037)	$1,565,258
Commercial	59,581	1,786	—	61,367
Non-agency	688	—	(13)	675
Asset-backed securities	1,370,300	6,242	(3,396)	1,373,146
Corporate fixed income securities	40,078	30	—	40,108
	$3,038,405	$22,595	$(20,446)	$3,040,554

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

There were no sales of available-for-sale securities during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, unrealized gains, net of deferred taxes, of $3.8 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the three months ended March 31, 2016, unrealized losses, net of tax benefit, of $1.0 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$23,853	$23,852	$40,061	$40,136
After one year through three years	332,237	333,154	—	—
After three years through five years	353,111	350,670	—	—
After five years through ten years	716,617	718,194	270,998	271,638
After ten years	1,533,130	1,536,568	1,309,165	1,317,385
Mortgage-backed securities
After three years through five years	—	—	59,573	61,152
After five years through ten years	58,788	55,351	160,329	158,931
After ten years	362,893	360,192	1,349,641	1,349,871
	$3,380,629	$3,377,981	$3,189,767	$3,199,113

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2017, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,175	$3,244	$—	$—	$4,419
State and municipal securities	201	375	16,815	55,026	72,417
Mortgage-backed securities:
Agency	—	—	444	340,610	341,054
Commercial	—	—	54,907	17,851	72,758
Non-agency	—	—	—	1,731	1,731
Corporate fixed income securities	22,476	680,205	121,511	—	824,192
Asset-backed securities	—	—	579,868	1,481,542	2,061,410
	$23,852	$683,824	$773,545	$1,896,760	$3,377,981
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$160,329	$1,349,641	$1,509,970
Commercial	—	59,573	—	—	59,573
Asset-backed securities	—	—	270,998	1,309,165	1,580,163
Corporate fixed income securities	40,061	—	—	—	40,061
	$40,061	$59,573	$431,327	$2,658,806	$3,189,767

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2017 and December 31, 2016, securities of $1.9 billion and $2.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2017 and December 31, 2016, securities of $1.9 billion and $1.7 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(19)	$3,819	—	—	$(19)	$3,819
State and municipal securities	(338)	12,233	(3,072)	60,206	(3,410)	72,439
Mortgage-backed securities:
Agency	(607)	129,632	(1,351)	139,111	(1,958)	268,743
Commercial	(4,366)	71,102	—	—	(4,366)	71,102
Non-agency	—	—	(122)	1,691	(122)	1,691
Corporate fixed income securities	(6,826)	425,140	—	—	(6,826)	425,140
Asset-backed securities	(656)	248,043	—	—	(656)	248,043
	$(12,812)	$889,969	$(4,545)	$201,008	$(17,357)	$1,090,977
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(16,886)	$961,972	$(16)	$1,263	$(16,902)	$963,235
Non-agency	—	—	—	—	—	—
Asset-backed securities	(205)	63,745	(2,173)	43,311	(2,378)	107,056
Corporate fixed income securities	—	—	—	—	—	—
	$(17,091)	$1,025,717	$(2,189)	$44,574	$(19,280)	$1,070,291

At March 31, 2017, the amortized cost of 130 securities classified as available for sale exceeded their fair value by $17.4 million, of which $4.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2017, was $1.1 billion, which was 32.3% of our available-for-sale portfolio.

At March 31, 2017, the carrying value of 43 securities held to maturity exceeded their fair value by $19.3 million, of which $2.2 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three months ended March 31, 2017 and 2016.

We believe the gross unrealized losses of $36.6 million related to our investment portfolio, as of March 31, 2017, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 – Bank Loans

Our loan portfolio consists primarily of the following segments:

Real Estate. Real estate loans include commercial real estate, residential real estate non-conforming loans, residential real estate conforming loans and home equity lines of credit. The allowance methodology for real estate loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index, delinquency status, credit limits, and utilization rates.

Commercial and industrial (C&I). C&I loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, and “event-driven.” “Event-driven” loans support client merger, acquisition or recapitalization activities. C&I lending is structured as revolving lines of credit, letter of credit facilities, term loans and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, leverage, volatility of collateral value, debt cushion, and covenants.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2017 and December 31, 2016 (in thousands, except percentages):

	March 31, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
Residential real estate	$2,214,356	37.4%	$2,161,400	38.4%
Commercial and industrial	1,830,865	30.9	1,710,399	30.3
Securities-based loans	1,728,516	29.2	1,614,033	28.6
Commercial real estate	78,522	1.3	78,711	1.4
Consumer	42,856	0.7	45,391	0.8
Home equity lines of credit	14,578	0.3	15,008	0.3
Construction and land	13,931	0.2	12,623	0.2
Gross bank loans	5,923,624	100.0%	5,637,565	100.0%
Unamortized loan premium/(discount), net	1,039		858
Unamortized loan fees, net of loan fees	(892)		(49)
Loans in process	(7,925)		(2,021)
Allowance for loan losses	(51,298)		(45,163)
Bank loans, net	$5,864,548		$5,591,190

At March 31, 2017 and December 31, 2016, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $3.8 million and $3.7 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.6 million and $5.6 million, respectively.

At March 31, 2017 and December 31, 2016, we had loans held for sale of $206.7 million and $228.6 million, respectively. For the three months ended March 31, 2017 and 2016, we recognized gains of $2.9 million and $2.7 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 (in thousands).

	Three Months Ended March 31, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$35,127	$3,662	$—	$—	$38,789
Securities-based loans	3,094	299	—	—	3,393
Consumer	129	(22)	—	—	107
Residential real estate	2,660	1,530	—	—	4,190
Commercial real estate	1,363	255	—	—	1,618
Home equity lines of credit	371	(85)	(1)	—	285
Construction and land	232	205	—	—	437
Qualitative	2,187	292	—	—	2,479
	$45,163	$6,136	$(1)	$—	$51,298

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2017 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$4,166	$4,190	$176	$2,214,180	$2,214,356
Commercial and industrial	2,453	36,336	38,789	18,010	1,812,855	1,830,865
Securities-based loans	—	3,393	3,393	—	1,728,516	1,728,516
Commercial real estate	972	646	1,618	9,522	69,000	78,522
Consumer	5	102	107	5	42,851	42,856
Home equity lines of credit	148	137	285	323	14,255	14,578
Construction and land	—	437	437	—	13,931	13,931
Qualitative	—	2,479	2,479	—	—	—
	$3,602	$47,696	$51,298	$28,036	$5,895,588	$5,923,624

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 (in thousands).

	Three Months Ended March 31, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$24,748	$2,952	$—	$—	$27,700
Securities-based loans	1,607	(2)	—	—	1,605
Residential real estate	1,241	88	—	1	1,330
Commercial real estate	264	1,022	—	3	1,289
Home equity lines of credit	290	(23)	—	—	267
Construction and land	78	40	—	—	118
Consumer	105	(21)	—	—	84
Qualitative	1,454	203	—	—	1,657
	$29,787	$4,259	$—	$4	$34,050

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2016 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Securities-based loans	$—	$1,605	$1,605	$—	$1,345,719	$1,345,719
Commercial and industrial	1,215	26,485	27,700	12,148	1,283,170	1,295,318
Residential real estate	24	1,306	1,330	704	729,979	730,683
Commercial real estate	981	308	1,289	9,809	73,464	83,273
Consumer	14	70	84	18	31,018	31,036
Home equity lines of credit	149	118	267	323	12,188	12,511
Construction and land	—	118	118	—	6,969	6,969
Qualitative	—	1,657	1,657	—	—	—
	$2,383	$31,667	$34,050	$23,002	$3,482,507	$3,505,509

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At March 31, 2017, we had $28.0 million of impaired loans, net of discounts, which included $9.7 million in troubled debt restructurings, for which there was a specific allowance of $3.6 million. At December 31, 2016, we had $26.9 million of impaired loans, net of discounts, which included $9.7 million in troubled debt restructurings, for which there was a specific allowance of $3.4 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2017 and 2016, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2017 and December 31, 2016, including the average recorded investment balance (in thousands):

	March 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$18,010	$—	$18,010	$18,010	$2,453	$17,885
Consumer	701	—	5	5	5	9
Residential real estate	176	—	176	176	24	177
Commercial real estate	10,503	—	9,522	9,522	972	9,522
Home equity lines of credit	323	—	323	323	148	323
Construction and land	—	—	—	—	—	—
Total	$29,713	$—	$28,036	$28,036	$3,602	$27,916

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$16,815	—	$16,815	$16,815	$2,392	$22,559
Commercial real estate	10,503	—	9,522	9,522	722	9,080
Consumer	833	—	6	6	6	9
Home equity lines of credit	413	—	413	413	231	413
Residential real estate	178	—	178	178	24	181
Construction and land	—	—	—	—	—	—
Total	$28,742	$—	$26,934	$26,934	$3,375	$32,242

The following table presents the aging of the recorded investment in past due loans at March 31, 2017 and December 31, 2016 by portfolio segment (in thousands):

	As of March 31, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$761	$—	$761	$2,213,595	$2,214,356
Commercial and industrial	—	—	—	1,830,865	1,830,865
Securities-based loans	—	—	—	1,728,516	1,728,516
Commercial real estate	4,000	9,522	13,522	65,000	78,522
Consumer	—	2	2	42,854	42,856
Home equity lines of credit	—	184	184	14,394	14,578
Construction and land	—	—	—	13,931	13,931
Total	$4,761	$9,708	$14,469	$5,909,155	$5,923,624

	As of March 31, 2017 *
	Non-Accrual	Restructured (1)	Total
Commercial and industrial	$18,010	$—	$18,010
Commercial real estate	—	9,522	9,522
Home equity lines of credit	323	—	323
Residential real estate	—	176	176
Consumer	5	—	5
Construction and land	—	—	—
Total	$18,338	$9,698	$28,036
(1)	On non-accrual status.
*	There were no loans past due 90 days and still accruing interest at March 31, 2017.

	As of December 31, 2016
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$1,923	$—	$1,923	$2,159,477	$2,161,400
Commercial and industrial	—	—	—	1,710,399	1,710,399
Securities-based loans	—	—	—	1,614,033	1,614,033
Commercial real estate	9,522	—	9,522	69,189	78,711
Consumer	—	2	2	45,389	45,391
Home equity lines of credit	78	196	274	14,734	15,008
Construction and land	—	—	—	12,623	12,623
Total	$11,523	$198	$11,721	$5,625,844	$5,637,565

	As of December 31, 2016*
	Non-Accrual	Restructured	Total
Commercial and industrial	$16,815	$—	$16,815
Commercial real estate	—	9,522	9,522
Home equity lines of credit	413	—	413
Residential real estate	—	178	178
Consumer	6	—	6
Construction and land	—	—	—
Total	$17,234	$9,700	$26,934

*	There were no loans past due 90 days and still accruing interest at December 31, 2016.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At March 31, 2017 and December 31, 2016, 98.4 % and 97.9% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,214,180	$—	$176	$—	$2,214,356
Commercial and industrial	1,790,574	8,632	19,681	11,978	1,830,865
Securities-based loans	1,728,516	—	—	—	1,728,516
Commercial real estate	69,000	—	9,522	—	78,522
Consumer	42,851	—	5	—	42,856
Home equity lines of credit	14,255	—	323	—	14,578
Construction and land	13,931	—	—	—	13,931
Total	$5,873,307	$8,632	$29,707	$11,978	$5,923,624

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,161,223	$—	$177	$—	$2,161,400
Commercial and industrial	1,652,211	27,905	30,283	—	1,710,399
Securities-based loans	1,614,033	—	—	—	1,614,033
Commercial real estate	69,189	—	9,522	—	78,711
Consumer	45,385	—	6	—	45,391
Home equity lines of credit	14,595	—	413	—	15,008
Construction and land	12,623	—	—	—	12,623
Total	$5,569,259	$27,905	$40,401	$—	$5,637,565

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2016	Adjustments	Write-off	March 31, 2017
Goodwill
Global Wealth Management	$270,779	$12,358	$—	$283,137
Institutional Group	691,503	3,089	—	694,592
	$962,282	$15,447	$—	$977,729

	December 31, 2016	Net Additions	Amortization	March 31, 2017
Intangible assets
Global Wealth Management	$45,231	$—	$(1,067)	$44,164
Institutional Group	71,073	—	(1,914)	69,159
	$116,304	$—	$(2,981)	$113,323

The adjustments to goodwill during the three months ended March 31, 2017, are primarily attributable to the acquisition of City Securities, which closed on January 3, 2017. The allocation of the purchase price for this acquisition is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$141,621	$48,568	$141,621	$46,209
Trade name	24,713	9,083	24,713	8,670
Investment banking backlog	1,345	474	1,345	379
Non-compete agreements	2,578	927	2,578	813
	$170,257	$59,052	$170,257	$56,071

Amortization expense related to intangible assets was $3.0 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2017, are: customer relationships, 10.8 years; trade name, 11.3 years; non-compete agreements, 10.2 years; and backlog within the next 9 months. As of March 31, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2017	$8,409
2018	10,621
2019	10,033
2020	9,788
2021	9,281
Thereafter	63,073
$111,205

NOTE 9 – Borrowings and Federal Home Loan Bank Advances

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed bank line financing on an unsecured basis, advances from the Federal Home Loan Bank and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition.

Our uncommitted secured lines of credit at March 31, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $403.5 million during the three months ended March 31, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2017, our uncommitted secured lines of credit of $199.0 million were collateralized by company-owned securities valued at $324.9 million.

Our committed bank line financing at March 31, 2017, consisted of a $165.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the amended and restated Credit Agreement. At March 31, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances of $790.0 million as of March 31, 2017 are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2017 was 1.15%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2017 and December 31, 2016 (in thousands):

	March, 31, 2017	December 31, 2016
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
	800,000	800,000
Debt issuance costs, net	(4,808)	(4,109)
	$795,192	$795,891

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
$800,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March, 31, 2017	December 31, 2016
Money market and savings accounts	$11,545,456	$11,264,285
Demand deposits (interest-bearing)	144,100	253,545
Demand deposits (non-interest-bearing)	7,938	5,752
Certificates of deposit	3,467	3,901
	$11,700,961	$11,527,483

The weighted-average interest rate on deposits was 0.06% and 0.09% at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $11.7 billion and $11.5 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.4 million and $0.5 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$790,000	Other assets	$11,300
Liability Derivatives
Cash flow interest rate contracts	$110,770	Accounts payable and accrued expenses	$1,191

	December 31, 2016
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$790,000	Other assets	$10,390
Liability Derivatives
Cash flow interest rate contracts	$121,442	Accounts payable and accrued expenses	$1,823

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 3.2 years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three months ended March 31, 2017 and 2016, respectively, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $0.3 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(764)	Interest expense	$912	Interest expense	$—

	Three Months Ended March 31, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$9,426	Interest expense	$1,345	N/A	$13

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

As of March 31, 2017, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $9.4 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2017, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2017 and December 31, 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of March 31, 2017:
Securities borrowing (1)	$350,578	$—	$350,578	$(185,225)	$(142,326)	$23,027
Reverse repurchase agreements (2)	318,848	—	318,848	(176,660)	(142,188)	—
Cash flow interest rate contracts	11,300	—	11,300	—	—	11,300
	$680,726	$—	$680,726	$(361,885)	$(284,514)	$34,327
As of December 31, 2016:
Securities borrowing (1)	$382,691	$—	$382,691	$(291,793)	$(68,776)	$22,122
Reverse repurchase agreements (2)	248,588	—	248,588	(216,542)	(32,046)	—
Cash flow interest rate contracts	10,390	—	10,390	—	—	10,390
	$641,669	$—	$641,669	$(508,335)	$(100,822)	$32,512

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

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2017 and December 31, 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of March 31, 2017
Securities lending (3)	$(369,988)	$—	$(369,988)	$185,225	$176,670	$(8,093)
Repurchase agreements (4)	(219,727)	—	(219,727)	176,660	43,067	—
Cash flow interest rate contracts	(1,191)	—	(1,191)	—	1,191	—
	$(590,906)	$—	$(590,906)	$361,885	$220,928	$(8,093)
As of December 31, 2016
Securities lending (3)	$(478,814)	$—	$(478,814)	$291,793	$175,849	$(11,172)
Repurchase agreements (4)	(268,546)	—	(268,546)	216,542	52,004	—
Cash flow interest rate contracts	(1,823)	—	(1,823)	—	1,823	—
	$(749,183)	$—	$(749,183)	$508,335	$229,676	$(11,172)

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

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2017, had no material effect on the consolidated financial statements.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $13.9 million of commitments outstanding at March 31, 2017, of which $10.2 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2017 and December 31, 2016, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

In December 2013, Stone & Youngberg, LLC (“Stone & Youngberg”) was named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in connection with the 2007 formation of the Collybus CDO, which was manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds, as well as in connection with, among other things, Stone & Youngberg’s facilitation of subsequent trades of Collybus CDO securities by CA on behalf of the CA funds during 2007 and 2008. In the Amended Complaint, plaintiffs allege that they lost over $200 million during the financial crisis through mismanagement of the CA funds.

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

In a related action, approximately one dozen individual investors brought a direct action against the Company and other defendants, seeking recessionary damages of approximately $90 million. The court ruled that the individual plaintiffs had no standing to pursue these claims because the CA funds are separately pursuing claims. The individual plaintiffs have appealed this decision to the Fifth Circuit.

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

At March 31, 2017, Stifel had net capital of $226.5 million, which was 16.8% of aggregate debit items and $199.5 million in excess of its minimum required net capital. At March 31, 2017, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2017, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
March 31, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,602,851	18.4%	$391,057	4.5%	$564,860	6.5%
Tier 1 capital	1,812,069	20.8%	521,409	6.0%	695,213	8.0%
Total capital	1,863,369	21.4%	695,213	8.0%	869,016	10.0%
Tier 1 leverage	1,812,069	10.1%	715,179	4.0%	893,974	5.0%

Stifel Bank – Federal Reserve Capital Amounts
March 31, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$928,829	15.4%	$271,799	4.5%	$392,598	6.5%
Tier 1 capital	928,829	15.4%	362,398	6.0%	483,198	8.0%
Total capital	980,884	16.2%	483,198	8.0%	603,997	10.0%
Tier 1 leverage	928,829	7.2%	518,900	4.0%	648,625	5.0%

NOTE 17 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income:
Bank loans, net	$46,283	$26,560
Investment securities	42,131	22,090
Margin balances	8,182	8,546
Other	4,357	5,590
	$100,953	$62,786
Interest expense:
Senior notes	$8,140	$8,175
Bank deposits	1,768	1,901
Federal Home Loan Bank advances	1,719	759
Other	4,269	3,276
	$15,896	$14,111

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 6.2 million shares at March 31, 2017.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $31.2 million and $28.9 million for the three months ended March 31, 2017 and 2016, respectively. As a result of the adoption of a new accounting standard on January 1, 2017, we recognized an excess tax benefit from stock-based compensation of $16.9 million in the provision for income taxes on the accompanying consolidated statements of operations for the three months ended March 31, 2017. We adopted the new guidance prospectively. During the three months ended March 31, 2016, the tax deficit related to stock-based compensation of $4.2 million was recognized in additional paid-in-capital on the accompanying consolidated statement of financial condition.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to eight years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on our Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. The number of shares converted has the potential to range from 0% to 200% based on how our Company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At March 31, 2017, the total number of stock units outstanding was 19.5 million, of which 16.1 million were unvested. At March 31, 2017, the total number of PRSUs was 0.6 million, of which all were unvested.

At March 31, 2017, there was unrecognized compensation cost for stock units of approximately $386.5 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 4% of their gross commissions. They have the option to 1) defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $12.0 million and $11.3 million at March 31, 2017 and December 31, 2016, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2017 and December 31, 2016, the deferred compensation liability related to the mutual fund option of $6.5 million and $8.6 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Employee Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $0.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2017 and December 31, 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and $2.5 billion, respectively, and the fair value of the collateral that had been sold or repledged was $219.7 million and $268.5 million, respectively.

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

At March 31, 2017 and December 31, 2016, Stifel Bank had outstanding commitments to originate loans aggregating $226.6 million and $205.8 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2017, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2017 and December 31, 2016, Stifel Bank had outstanding letters of credit totaling $102.4 million and $88.9 million, respectively. A majority of the standby letters of credit commitments at March 31, 2017, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2017 and December 31, 2016, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $558.1 million and $492.5 million, respectively.

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

Information concerning operations in these segments of business for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues: (1)
Global Wealth Management	$442,732	$379,805
Institutional Group	237,467	241,276
Other	(4,668)	(1,107)
	$675,531	$619,974
Income/(loss) before income taxes:
Global Wealth Management	$142,052	$93,335
Institutional Group	39,872	29,194
Other	(102,905)	(78,616)
	$79,019	$43,913

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2017 or 2016.

The following table presents our company’s total assets on a segment basis at March 31, 2017 and December 31, 2016 (in thousands):

	March, 31, 2017	December 31, 2016
Global Wealth Management	$16,312,565	$16,065,503
Institutional Group	2,448,583	2,657,183
Other	374,744	406,670
	$19,135,892	$19,129,356

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2017 and 2016, were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$648,331	$581,737
United Kingdom	24,519	35,748
Other European	2,681	2,489
	$675,531	$619,974

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$65,512	$27,055
Preferred dividends	2,344	—
Net income available to common shareholders	$63,168	$27,055
Shares for basic and diluted calculation:
Average shares used in basic computation	68,386	67,579
Dilutive effect of stock options and units (1)	12,309	8,507
Average shares used in diluted computation	80,695	76,086
Earnings per common share:
Basic	$0.92	$0.40
Diluted	$0.78	$0.36

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three months ended March 31, 2017 and 2016, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2017, the maximum number of shares that may yet be purchased under this plan was 7.4 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. There were no repurchases during the three months ended March 31, 2017. During the three months ended March 31, 2016, we repurchased $91.4 million, or 2.7 million shares, using existing Board authorizations at an average price of $33.98 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

On January 3, 2017, we issued 0.2 million shares related to the purchase of City Securities.

During the three months ended March 31, 2017, we issued 1.6 million shares, which were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of City Securities.

NOTE 23 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $172.1 million at March 31, 2017. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended

March 31, 2017 and 2016. In addition, our direct investment interest in these entities is insignificant at March 31, 2017 and December 31, 2016.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $315.9 million at March 31, 2017. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at March 31, 2017. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2017 and 2016.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at March 31, 2017, of $18.0 million, net of an allowance, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at March 31, 2017. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2017. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

We plan to maintain our focus on revenue growth with a continued appreciation for the development of quality client relationships. Within our private client business, our efforts are focused on recruiting experienced financial advisors with established client relationships. Within our capital markets business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we will continue to seek out opportunities that allow us to take advantage of the consolidation among middle-market firms, whereby allowing us to increase market share in our Global Wealth Management and Institutional Group businesses.

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

On January 3, 2017, we completed the acquisition of City Financial Corporation and its wholly owned subsidiary, City Securities Corporation, (“City Securities”), an independent investment bank focused primarily on offering wealth management and public finance services across the Midwest. Purchase consideration consisted of cash and common stock.

Results for the three months ended March 31, 2017

For the three months ended March 31, 2017, net revenues increased 9.0% to a record $675.5 million from $620.0 million during the comparable period in 2016. Net income available to common shareholders increased 133.5% to 63.2 million, or $0.78 per diluted common share for the three months ended March 31, 2017, compared to $27.1 million, or $0.36 per diluted common share during the comparable period in 2016.

Our revenue growth for the three months ended March 31, 2017 was primarily attributable to higher net interest income as a result of an increase in interest-earning assets at Stifel Bank; an increase in investment banking revenues; and the growth in asset management and service fees as a result of increased assets under management and higher interest rates; offset by lower commission revenues and principal transaction revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2017, the Dow Jones Industrial Average, NASDAQ, and S&P 500 closed 4.6%, 9.8%, and 5.5% higher than their December 31, 2016 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$175,274	$197,930	(11.4)	25.9%	31.9%
Principal transactions	116,857	120,948	(3.4)	17.3	19.5
Brokerage revenues	292,131	318,878	(8.4)	43.2	51.4
Investment banking	126,852	100,658	26.0	18.8	16.2
Asset management and service fees	162,739	144,532	12.6	24.1	23.3
Interest	100,953	62,786	60.8	14.9	10.1
Other income	8,752	7,231	21.0	1.4	1.3
Total revenues	691,427	634,085	9.0	102.4	102.3
Interest expense	15,896	14,111	12.6	2.4	2.3
Net revenues	675,531	619,974	9.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	436,387	411,113	6.1	64.6	66.3
Occupancy and equipment rental	52,545	57,255	(8.2)	7.8	9.2
Communication and office supplies	33,844	36,660	(7.7)	5.0	5.9
Commissions and floor brokerage	10,723	11,732	(8.6)	1.6	1.9
Other operating expenses	63,013	59,301	6.3	9.3	9.6
Total non-interest expenses	596,512	576,061	3.6	88.3	92.9
Income before income taxes	79,019	43,913	79.9	11.7	7.1
Provision for income taxes	13,507	16,858	(19.9)	2.0	2.7
Net Income	65,512	27,055	142.1	9.7	4.4
Preferred dividends	2,344	—	n/m	0.3	—
Net income available to common shareholders	$63,168	$27,055	133.5	9.4%	4.4%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Net revenues:
Commissions	$175,274	$197,930	(11.4)
Principal transactions	116,857	120,948	(3.4)
Brokerage revenues	292,131	318,878	(8.4)
Capital raising	73,916	53,304	38.7
Advisory fees	52,936	47,354	11.8
Investment banking	126,852	100,658	26.0
Asset management and service fees	162,739	144,532	12.6
Net interest	85,057	48,675	74.7
Other income	8,752	7,231	21.0
Total net revenues	$675,531	$619,974	9.0

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to an increase in productivity and the growth of Stifel Bank in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment, as a result of the following acquisitions: ISM, which closed in May 2016; and City Securities, which closed in January 2017. The impact of the acquired businesses was partially offset by the sale of certain Sterne Agee businesses in July 2016.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2017, commission revenues decreased 11.4% to $175.3 million from $197.9 million in the comparable period in 2016. The decrease is primarily attributable to lower volumes as a result of the sale of certain Sterne Agee businesses in July 2016.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended March 31, 2017, principal transactions revenues decreased 3.4% to $116.9 million from $120.9 million in the comparable period in 2016.  The decrease is primarily attributable to lower volatility, partially offset by an increase in trading profits.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2017, investment banking revenues increased 26.0% to $126.9 million from $100.7 million in the comparable period in 2016. The increase is primarily attributable to an in increase in the number of transactions over the comparable period in 2016.

Capital raising revenues increased 38.7% to $73.9 million for the three months ended March 31, 2017 from $53.3 million in the comparable period in 2016. During the first quarter of 2017, equity capital raising revenues increased 91.1% to $48.8 million from $25.5 million in the comparable period in 2016.  For the three months ended March 31, 2017, fixed income capital raising revenues decreased 9.6% to $25.1 million from $27.8 million in the comparable period in 2016.

Advisory fee revenues increased 11.8% to $52.9 million for the three months ended March 31, 2017 from $47.4 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

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

For the three months ended March 31, 2017, asset management and service fee revenues increased 12.6% to $162.7 million from $144.5 million in the comparable period in 2016. The increase is primarily a result of an increase in the number and value of fee-based accounts and an increase in fees earned on client cash balances over the comparable period in 2016. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended March 31, 2017, other income increased 21.0% to $8.8 million from $7.2 million during the comparable period in 2016. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank. The increase in other income is primarily attributable to an increase in investment gains, partially offset by a loss associated with the disposal of certain assets from the Sterne Agee acquisition.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,284,534	$8,182	2.55%	$1,254,635	$8,546	2.72%
Interest-earning assets (Stifel Bank)	12,880,851	89,197	2.78%	7,565,767	49,304	2.61%
Financial instruments owned	991,572	4,236	1.71%	889,112	214	0.10%
Other		(662)			4,722
Total interest revenue	$15,156,957	$100,953	2.66%	$9,709,514	$62,786	2.59%
Interest-bearing liabilities:
Short-term borrowings	$139,014	$530	1.53%	$166,224	$769	1.85%
Interest-bearing liabilities (Stifel Bank)	12,032,170	3,487	0.12%	7,145,990	2,660	0.15%
Stock loan	346,299	1,495	1.73%	189,554	811	1.71%
Senior notes (Stifel Financial)	800,000	8,140	4.07%	750,000	8,175	4.36%
Stifel Capital Trusts	67,500	467	2.77%	82,500	486	2.36%
Other		1,777			1,210
Total interest expense	$13,384,983	15,896	0.48%	$8,334,268	14,111	0.68%
Net interest margin/interest spread		$85,057	2.18%		$48,675	1.91%
Net interest income			2.24%			2.01%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2017, net interest income increased to $85.1 million from $48.7 million during the comparable period in 2016.

For the three months ended March 31, 2017, interest revenue increased 60.8% to $101.0 million from $62.8 million in the comparable period in 2016, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $12.9 billion during the three months ended March 31, 2017 compared to $7.6 billion during the comparable period in 2016 at average interest rates of 2.78% and 2.61%, respectively.

For the three months ended March 31, 2017, interest expense increased 12.6% to $15.9 million from $14.1 million during the comparable period in 2016. The increase is primarily attributable to an increase in the cost to fund margin debits, an increase in interest-bearing liabilities at Stifel Bank, and an increase in stock loan.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$436,387	$411,113	6.1
Occupancy and equipment rental	52,545	57,255	(8.2)
Communications and office supplies	33,844	36,660	(7.7)
Commissions and floor brokerage	10,723	11,732	(8.6)
Other operating expenses	63,013	59,301	6.3
Total non-interest expenses	$596,512	$576,061	3.6

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

For the three months ended March 31, 2017, compensation and benefits expense increased 6.1% to $436.4 million from $411.1 million during the comparable period in 2016. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 64.6% for the three months ended March 31, 2017, respectively, compared to 66.3%  for the three months ended March 31, 2016.

Occupancy and equipment rental – For the three months ended March 31, 2017, occupancy and equipment rental expense decreased 8.2% to $52.5 million from $57.3 million during the three months ended March 31, 2016. The decrease is primarily attributable to lower equipment expense as a result of cost saving initiatives and lower data processing expenses.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2017, communications and office supplies expense decreased 7.7% to $33.8 million from $36.7 million during the first quarter of 2016. The decrease is primarily attributable to a decrease in quote equipment and telecommunications as a result of cost saving initiatives.

Commissions and floor brokerage – For the three months ended March 31, 2017, commissions and floor brokerage expense decreased 8.6% to $10.7 million from $11.7 million during the comparable period in 2016. The decrease is primarily attributable to a decrease in clearing expenses.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2017, other operating expenses increased 6.3% to $63.0 million from $59.3 million during the three months ended March 31, 2016. The increase is primarily attributable to an increase in insurance and the provision for loan loss as a result of the continued growth of Stifel Bank and higher intangible amortization expense. The increase was partially offset by lower legal expenses, professional fees, and travel expenses.

Provision for income taxes – For the three months ended March 31, 2017, our provision for income taxes was $13.5 million, representing an effective tax rate of 17.1%, compared to $16.9 million for the comparable period in 2016, representing an effective tax rate of 38.4%. The effective income tax rate for the quarter ended March 31, 2017 was impacted by new accounting guidance associated with stock compensation, which favorably impacted the quarter’s income tax expense by $16.9 million. This new accounting guidance, which was adopted by our company on January 1, 2017, will continue to impact our effective income tax rate.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards for certain administrative employees, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations – Global Wealth Management

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$120,577	$131,554	(8.3)	27.2%	34.6%
Principal transactions	50,917	41,411	23.0	11.5	10.9
Brokerage revenues	171,494	172,965	(0.9)	38.7	45.5
Asset management and service fees	162,664	144,352	12.7	36.7	38.0
Investment banking	11,854	8,410	41.0	2.7	2.2
Interest	98,250	59,013	66.5	22.2	15.5
Other income	7,025	2,311	204.0	1.6	0.7
Total revenues	451,287	387,051	16.6	101.9	101.9
Interest expense	8,555	7,246	18.1	1.9	1.9
Net revenues	442,732	379,805	16.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	228,471	221,416	3.2	51.6	58.3
Occupancy and equipment rental	25,351	24,437	3.7	5.7	6.4
Communication and office supplies	14,280	13,776	3.7	3.2	3.6
Commissions and floor brokerage	4,932	6,394	(22.9)	1.1	1.7
Other operating expenses	27,646	20,447	35.2	6.3	5.4
Total non-interest expenses	300,680	286,470	5.0	67.9	75.4
Income before income taxes	$142,052	$93,335	52.2	32.1%	24.6%

	March 31, 2017	March 31, 2016
Branch offices (actual)	365	362
Financial advisors (actual)	2,178	2,161
Independent contractors (actual)	121	688

NET REVENUES

For the three months ended March 31, 2017, Global Wealth Management net revenues increased 16.6% to a record $442.7 million from $379.8 million for the comparable period in 2016. The increase in net revenues for the three months ended March 31, 2017 over the comparable period in 2016 is primarily attributable to an increase in net interest income; growth in asset management and service fees; higher principal transaction revenues, other income, and investment banking revenues, offset by a decrease in commission revenues.

Commissions – For the three months ended March 31, 2017, commission revenues decreased 8.3% to $120.6 million from $131.6 million in the comparable period in 2016. The decrease is primarily attributable to lower volumes as a result of the sale of certain Sterne Agee businesses in July 2016, partially offset by an increase in equities.

Principal transactions – For the three months ended March 31, 2017, principal transactions revenues increased 23.0% to $50.9 million from $41.4 million in the comparable period in 2016. The increase is primarily attributable to an increase in the fixed income brokerage business.

Asset management and service fees – For the three months ended March 31, 2017, asset management and service fees increased 12.7% to $162.7 million from $144.4 million in the comparable period in 2016. The increase is primarily a result of an increase in assets under management in our fee-based accounts and an increase in the Federal Funds rate, which increased fees earned on cash balances.

Fee-based account revenues for the three months ended March 31, 2017 and 2016 are primarily billed based on values as of December 31, 2016 and 2015, respectively. The value of assets in fee-based accounts at March 31, 2017 increased 18.9% to $75.4 billion from $63.4 billion at March 31, 2016.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 41.0% to $11.9 million for the three months ended March 31, 2017 from $8.4 million during the comparable period in 2016. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest – For the three months ended March 31, 2017, interest revenue increased 66.5% to $98.3 million from $59.0 million in the comparable period in 2016. The increase is primarily due to a growth of interest-earning assets at Stifel Bank and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended March 31, 2017, other income increased 204.0% to $7.0 million from $2.3 million during the comparable period in 2016. The increase is primarily attributable to investment gains recognized during the first quarter of 2017, compared to investment losses recognized during the comparable period in 2016.

Interest expense – For the three months ended March 31, 2017, interest expense increased 18.1% to $8.6 million from $7.2 million during the comparable period in 2016. The increase in interest expense from the comparable period in 2016 is primarily attributable to an increase in interest-bearing liabilities at Stifel Bank and an increase in borrowings to fund a larger client margin debit book from the comparable period in 2016.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$384,607	$774	0.80%	$309,928	$384	0.50%
State and political subdivisions:
Non-taxable (1)	75,340	678	3.60	75,904	677	3.57
Mortgage-backed securities	2,011,394	11,027	2.19	1,666,155	9,392	2.25
Corporate bonds	868,360	4,858	2.24	437,820	2,507	2.29
Asset-backed securities	3,283,099	25,103	3.06	1,505,221	9,514	2.53
Federal Home Loan Bank ("FHLB") and other capital stock	51,218	465	3.63	29,996	270	3.60
Loans (2)
Securities-based loans	1,674,569	10,865	2.60	1,354,113	9,082	2.68
Commercial and industrial	1,958,729	18,369	3.75	1,395,446	11,685	3.35
Residential real estate	2,254,462	14,581	2.59	530,283	3,828	2.89
Commercial real estate	78,357	653	3.33	84,560	598	2.83
Consumer	44,207	526	4.76	34,983	185	2.11
Home equity lines of credit	15,102	127	3.36	12,433	95	3.05
Construction and land	13,236	116	3.51	4,593	37	3.18
Loans held for sale	168,171	1,055	2.51	124,332	1,050	3.38
Total interest-earning assets (3)	$12,880,851	$89,197	2.78%	$7,565,767	$49,304	2.61%
Cash and due from banks	9,467			2,952
Other non interest-earning assets	84,637			82,603
Total assets	$12,974,955			$7,651,322
Liabilities and stockholder's equity:
Deposits:
Money market	$11,237,066	1,727	0.06%	$6,625,190	1,636	0.10%
Demand deposits	191,577	24	0.05	134,597	204	0.60
Time deposits	3,634	17	1.87	13,528	61	1.79
Savings	4	—	—	16	—	0.05
FHLB advances	599,889	1,719	1.15	372,659	759	0.81
Total interest-bearing liabilities (3)	12,032,170	3,487	0.12%	7,145,990	2,660	0.15%
Non interest-bearing liabilities	13,408			13,528
Other non-interest bearing liabilities	5,979			38,306
Total liabilities	12,051,557			7,197,824
Stockholder's equity	923,398			453,498
Total liabilities and stockholder's equity	$12,974,955			$7,651,322
Net interest margin		$85,710	2.66%		$46,644	2.47%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$109	$281	$390
State and political - non-taxable	(5)	6	1
Mortgage-backed securities	1,885	(250)	1,635
Corporate bonds	2,407	(56)	2,351
Asset-backed securities	13,239	2,350	15,589
FHLB and other capital stock	193	2	195
Loans
Securities-based loans	2,068	(285)	1,783
Commercial and industrial	5,153	1,531	6,684
Residential real estate	11,109	(356)	10,753
Commercial real estate	(38)	93	55
Consumer	59	282	341
Home equity lines of credit	22	10	32
Construction and land	76	3	79
Loans held for sale	1,252	(1,247)	5
	$37,529	$2,364	$39,893
Interest expense:
Deposits:
Money market	$3,263	$(3,172)	$91
Demand deposits	154	(334)	(180)
Time deposits	(45)	1	(44)
FHLB advances	576	384	960
	$3,948	$(3,121)	$827

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

For the three months ended March 31, 2017, interest revenue of $89.2 million was generated from average interest-earning assets of $12.9 billion at an average interest rate of 2.78%. Interest revenue of $49.3 million for the comparable period in 2016 was generated from average interest-earning assets of $7.6 billion at an average interest rate of 2.61%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2017 was $12.0 billion at an average interest rate of 0.12%. The average balance of interest-bearing liabilities for the comparable period in 2016 was $7.1 billion at an average interest rate of 0.15%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2017, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $11.7 billion compared to $7.2 billion at March 31, 2016.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2017, Global Wealth Management non-interest expenses increased 5.0% to $300.7 million from $286.5 million for the comparable period in 2016.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group and Stifel Bank. As of March 31, 2017, we have 365 branch offices compared to 362 at March 31, 2016. In addition, since March 31, 2016, we have added 165 financial advisors, including approximately 40 private client advisors from the acquisition of City securities, which closed on January 3, 2017 and 255 support staff.

Compensation and benefits – For the three months ended March 31, 2017, compensation and benefits expense increased 3.2% to $228.5 million from $221.4 million during the three months ended March 31, 2016. The increase is principally due to increased direct compensation as a result of the continued growth of the segment. Compensation and benefits expense as a percentage of net revenues was 51.6% for the three months ended March 31, 2017, compared to 58.3% for the comparable period in 2016.

Occupancy and equipment rental – For the three months ended March 31, 2017, occupancy and equipment rental expense increased 3.7% to $25.4 million from $24.4 million during the comparable period in 2016. The increase is primarily due to the increase in office locations. The increase was partially offset by lower equipment expense and lower data processing expenses.

Communications and office supplies – For the three months ended March 31, 2017, communications and office supplies expense increased 3.7% to $14.3 million from $13.8 million during the comparable period in 2016. The increase is primarily attributable to an increase in office supplies expense, as a result of the acquisitions of the continued growth in the segment.

Commissions and floor brokerage – For the three months ended March 31, 2017, commissions and floor brokerage expense decreased 22.9% to $4.9 million from $6.4 million during the comparable period in 2016. The decrease is consistent with the decrease in commission revenues.

Other operating expenses – For the three months ended March 31, 2017, other operating expenses increased 35.2% to $27.6 million from $20.4 million during the comparable period in 2016. The increase in other operating expenses is primarily attributable to an increase in insurance and the provision for loan loss as a result of the growth of Stifel Bank.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2017, income before income taxes increased 52.2% to $142.1 million from $93.3 million during the comparable period in 2016.

Profit margins (income before income taxes as a percent of net revenues) have increased to 32.1% for the three months ended March 31, 2017 from 24.6% during the comparable period in 2016 as a result of the increase in net interest revenue, which contributes positively to profit margins and the sale of the Sterne Agee independent contractor business, which operated at lower margins than our historical private client business.

Results of Operations – Institutional Group

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$54,697	$66,376	(17.6)	23.0%	27.5%
Principal transactions	65,940	79,537	(17.1)	27.8	33.0
Brokerage revenues	120,637	145,913	(17.3)	50.8	60.5
Capital raising	62,062	44,895	38.2	26.1	18.6
Advisory fees	52,936	47,354	11.8	22.3	19.6
Investment banking	114,998	92,249	24.7	48.4	38.2
Interest	3,644	3,984	(8.5)	1.5	1.7
Other income	1,847	2,053	(10.0)	0.8	0.8
Total revenues	241,126	244,199	(1.3)	101.5	101.2
Interest expense	3,659	2,923	25.2	1.5	1.2
Net revenues	237,467	241,276	(1.6)	100.0	100.0
Non-interest expenses:
Compensation and benefits	143,640	150,618	(4.6)	60.5	62.4
Occupancy and equipment rental	11,944	13,455	(11.2)	5.0	5.6
Communication and office supplies	15,395	15,980	(3.7)	6.5	6.6
Commissions and floor brokerage	5,791	5,690	1.8	2.4	2.4
Other operating expenses	20,825	26,339	(20.9)	8.8	10.9
Total non-interest expenses	197,595	212,082	(6.8)	83.2	87.9
Income before income taxes	$39,872	$29,194	36.6	16.8%	12.1%

NET REVENUES

For the three months ended March 31, 2017, Institutional Group net revenues decreased 1.6% to $237.5 million from $241.3 million for the comparable period in 2016.

The decrease in net revenues for the three months ended March 31, 2017 from the comparable period in 2016 was primarily attributable to decreases in fixed income and equity brokerage revenues and fixed income capital raising revenues, offset by increases in equity capital raising revenues and advisory fees.

Commissions – For the three months ended March 31, 2017, commission revenues decreased 17.6% to $54.7 million from $66.4 million in the comparable period in 2016.

Principal transactions – For the three months ended March 31, 2017, principal transactions revenues decreased 17.1% to $65.9 million from $79.5 million in the comparable period in 2016.

Brokerage revenues – For the three months ended March 31, 2017, institutional brokerage revenues decreased 17.3% to $120.6 million from $145.9 million in the comparable period in 2016.

For the three months ended March 31, 2017, equity institutional brokerage revenues decreased 13.6% to $53.8 million from $62.3 million during the comparable period in 2016. The decrease is primarily attributable to lower market volatility from the comparable period in 2016.

For the three months ended March 31, 2017, fixed income institutional brokerage revenues decreased 20.1% to $66.8 million from $83.6 million in the comparable period in 2016. The decrease is primarily attributable to lower fixed income trading volumes from the comparable period in 2016.

Investment banking – For the three months ended March 31, 2017, investment banking revenues increased 24.7% to $115.0 million from $92.2 million during the comparable period in 2016. The increase is primarily attributable to an increase in equity capital raising and advisory fee revenues, offset by a decline in fixed income capital raising revenues during the comparable period in 2016.

For the three months ended March 31, 2017, capital raising revenues increased 38.2% to $62.1 million from $44.9 million in the comparable period in 2016.

For the three months ended March 31, 2017, equity capital raising revenues increased 97.2% to $37.2 million from $18.9 million during the comparable period in 2016. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2016.

For the three months ended March 31, 2017, fixed income capital raising revenues decreased 4.4% to $24.9 million from $26.0 million during the comparable period in 2016. The decrease is primarily attributable to a decrease in the municipal bond origination business.

For the three months ended March 31, 2017, advisory fee revenues increased 11.8% to $52.9 million from $47.4 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

Interest – For the three months ended March 31, 2017, interest revenue decreased 8.5% to $3.6 million from $4.0 million in the comparable period in 2016. The decrease is primarily due to a decrease in interest received on our inventory positions from the comparable period in 2016.

Other income – For the three months ended March 31, 2017, other income decreased 10.0% to $1.8 million from $2.1 million in the comparable period in 2016.

Interest expense – For the three months ended March 31, 2017, interest expense increased 25.2% to $3.7 million from $2.9 million in the comparable period in 2016. The increase is primarily attributable to higher inventory levels for the first quarter of 2017 from the comparable period in 2016.

NON-INTEREST EXPENSES

For the three months ended March 31, 2017, Institutional Group non-interest expenses decreased 6.8% to $197.6 million from $212.1 million for the comparable period in 2016.

Compensation and benefits – For the three months ended March 31, 2017, compensation and benefits expense decreased 4.6% to $143.6 million from $150.6 million during the comparable period in 2016. The decrease is principally due to a decrease in variable compensation as a result of lower revenues.

Compensation and benefits expense as a percentage of net revenues was 60.5% for the three months ended March 31, 2017, compared to 62.4% for the comparable period in 2016.

Occupancy and equipment rental – For the three months ended March 31, 2017, occupancy and equipment rental expense decreased 11.2% to $11.9 million from $13.5 million during the comparable period in 2016. The decrease is primarily attributable to lower equipment expense and lower rent expense.

Communications and office supplies – For the three months ended March 31, 2017, communications and office supplies expense decreased 3.7% to $15.4 million from $16.0 million during the comparable period in 2016. The decrease is primarily attributable to a decline in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended March 31, 2017, commissions and floor brokerage expense increased 1.8% to $5.8 million from $5.7 million during the comparable period in 2016. The increase is primarily attributable to an increase in floor brokerage expense as a result of a credit received during the first quarter of 2016 that was not recurring in 2017, offset by a decline in clearing expenses.

Other operating expenses – For the three months ended March 31, 2017, other operating expenses decreased 20.9% to $20.8 million from $26.3 million during the comparable period in 2016. The decrease is primarily attributable to a decline in legal expenses, subscriptions, and travel and promotion expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2017, income before income taxes for the Institutional Group segment increased 36.6% to $39.9 million from $29.2 million during the comparable period in 2016. Profit margins (income before income taxes as a percentage of net revenues) have improved to 16.8% for the three months ended March 31, 2017, from 12.1% during the comparable period in 2016, as a result of lower operating expenses.

Results of Operations – Other Segment

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Net revenues	$(4,668)	$(1,107)	(321.7)
Non-interest expenses:
Compensation and benefits	64,276	39,078	64.5
Other operating expenses	33,961	38,431	(11.6)
Total non-interest expenses	98,237	77,509	26.7
Loss before income taxes	$(102,905)	$(78,616)	30.9%

The other segment includes expenses related to the Company’s acquisition strategy and the investments made in the Company’s infrastructure and control environment.

The expenses relating to the Company’s acquisition strategy, which are included in the other segment, consists of stock-based compensation and merger-related costs from our various acquisitions. The following shows the expenses that are part of the other segment related to acquisitions.

	Three Months Ended March 31,
	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$14,341	$16,428	(12.7)
Other operating expenses	5,325	10,120	(47.4)
Total non-interest expenses	$19,666	$26,548	(25.9)%

The above expenses primarily relate to charges attributable to integration-related activities associated with the acquisitions of City Securities in 2017, Eaton Partners and ISM in 2016, and Barclays in 2015 and include signing bonuses, amortization of restricted stock awards and promissory notes issued as retention, professional fees, and amortization of intangible assets acquired.

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended March 31,
	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$49,935	$22,650	120.5
Other operating expenses	28,636	28,311	1.1
Total non-interest expenses	$78,571	$50,961	54.2%

Non-interest expenses for the three months ended March 31, 2017 increased 54.2% from the comparable period in 2016. The increase consisted of a 120.5% increase in compensation and benefits and a 1.1% increase in other operating expenses. The increase in compensation and benefits is primarily attributable to an increase in bonus expense as a result of improved results over the comparable period in 2016.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2017, we had total assets of $19.1 billion. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2017, our liabilities were comprised primarily of borrowings of $199.0 million, Federal Home Loan Bank advances of $790.0 million, senior notes of $795.2 million, net of debt issuance costs, trust preferred securities of $67.5 million, deposits of $11.7 billion at Stifel Bank, and payables to customers of $745.4 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses of $352.0 million, and accrued employee compensation of $159.1 million. To meet our obligations to clients and operating needs, we had $658.4 million in cash and cash equivalents at March 31, 2017. We also had client brokerage receivables of $1.3 billion and $6.1 billion in loans (including loans held for sale) at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $254.5 million to $658.4 million at March 31, 2017, from $912.9 million at December 31, 2016. Operating activities provided cash of $336.0 million primarily due to a decrease in operating assets and liabilities and net income recognized during the three months ended March 31, 2017.  Investing activities used cash of $629.4 million due to the growth of our investment portfolio, growth of the loan portfolio, business acquisitions, and fixed asset purchases, offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $36.5 million principally due to proceeds received from FHLB advances and an increase in bank deposits, offset by repayments of our short-term borrowings and a decrease in securities loaned. In addition, new accounting guidance associated with stock-based compensation requires us to show cash payments to taxing authorities made on an employee's behalf for withheld shares as a financing activity on the consolidated statement of cash flows.

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

As of March 31, 2017, we had $19.1 billion in assets, $9.2 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2017	December 31, 2016	Average Conversion
Cash and cash equivalents	$658,387	$912,932
Receivables from brokers, dealers, and clearing organizations	556,523	1,024,752	5 days
Securities purchased under agreements to resell	318,848	248,588	1 day
Financial instruments owned at fair value	1,056,220	923,090	3 days
Available-for-sale securities at fair value	3,377,981	3,181,313	4 days
Held-to-maturity securities at amortized cost	3,189,767	3,038,405	3 days
Investments	77,758	76,768	10 days
Total cash and assets readily convertible to cash	$9,235,484	$9,405,848

As of March 31, 2017 and December 31, 2016, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2017		December 31, 2016
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$116,014	$—	$67,672	$—
Financial instruments owned at fair value	219,727	509,227	268,546	753,897
Available-for-sale securities at fair value	—	3,797,632	—	3,725,972
Investments	—	45,900	—	40,000
	$335,741	$4,352,759	$336,218	$4,519,869

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2017, the maximum number of shares that may yet be purchased under this plan was 7.4 million.

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

At March 31, 2017, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency mortgage-backed securities, Corporate Bonds, and Commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2017, available cash and highly liquid investments comprised approximately 24% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, Federal Home Loan Bank advances, and federal funds agreements. At March 31, 2017, we have $53.0 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $658.4 million of cash and cash equivalents at March 31, 2017, compared to $912.9 million at December 31, 2016. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.4 billion in available-for-sale investment securities at March 31, 2017, compared to $3.2 billion at December 31, 2016. As of March 31, 2017, the weighted-average life of the investment securities portfolio was approximately 2.0 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2017, we had $11.7 billion in deposits compared to $11.5 billion at December 31, 2016. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at March 31, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $403.5 million during the three months ended March 31, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2017, our uncommitted secured lines of credit of $199.0 million were collateralized by company-owned securities valued at $324.9 million.

The Federal Home Loan advances of $790.0 million as of March 31, 2017 are floating-rate advances. The weighted average interest rates during the three months ended March 31, 2017 on these advances is 1.15%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Unsecured short-term borrowings – On March 1, 2017, we amended our existing Credit Agreement, whereby increasing our revolving credit facility to $165.0 million. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined. During the second quarter of 2017, the Credit Agreement was amended to increase the capacity to $200.0 million.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our amended and restatement Credit Agreement, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory excess net capital covenant, as defined, and Stifel Bank, our bank subsidiary, is required to maintain its status as well-capitalized, as defined.

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At March 31, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $3.6 billion at March 31, 2017 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2017, outstanding FHLB advances were $790.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $1.7 billion with the Fed’s discount window at March 31, 2017. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $11.7 billion at March 31, 2017.

Public Offering of Senior Notes – On July 15, 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024 (the “2014 Notes”). Interest on the 2014 Notes is payable semi-annually in arrears. We may redeem the 2014 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2014, we received a BBB- rating on the 2014 Notes.

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

Use of Capital Resources

On January 3, 2017, we completed the acquisition of City Financial Corporation and its wholly owned subsidiary, City Securities, an independent investment bank focused primarily on offering wealth management and public finance services across the Midwest. Purchase consideration consisted of cash and common stock.

We have paid $21.9 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2017. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2017, and the years ended December 31, 2018, 2019, 2020, 2021, and thereafter are $68.6 million, $77.2 million, $61.7 million, $47.1 million, $37.2 million, and $93.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At March 31, 2017, the total number of stock units outstanding was 19.5 million, of which 16.1 million were unvested. At March 31, 2017, the total number of performance-based restricted stock units was 0.6 million, of which all were unvested At March 31, 2017, there was unrecognized compensation cost for stock units of approximately $386.5 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining nine months in 2017, and the years ended December 31, 2018, 2019, 2020, 2021, and thereafter are $79.7 million, $92.2 million, $73.9 million, $61.2 million, $37.4 million, and $42.1 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At March 31, 2017, Stifel had net capital of $226.5 million, which was 16.8% of aggregate debit items and $199.5 million in excess of its minimum required net capital. At March 31, 2017, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2017, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2017, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the three months ending March 31, 2017 of $2.1 million, and anticipate cumulative future cash savings of $87.8 million as of result of the tax amortization of goodwill.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2017, and the daily VaR at March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended March 31, 2017			VAR Calculation at
	High	Low	Daily Average	March 31, 2017	December 31, 2016
Daily VaR	$5,022	$1,905	$3,440	$4,482	$3,775

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

The following table illustrates the estimated change in net interest margin at March 31, 2017, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	7.8%
+100	3.8
0	—
-100	(20.0)
-200	(24.2)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at March 31, 2017 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$4,202,623	$127,481	$1,557,603	$530,610
Securities	3,960,026	202,333	1,508,484	975,651
Interest-bearing cash	300,584	—	—	—
	$8,463,233	$329,814	$3,066,087	$1,506,261
Interest-bearing liabilities:
Transaction accounts and savings	$10,819,544	$18,160	$862,274	—
Certificates of deposit	1,561	365	1,544	—
Borrowings	790,000	—	—	16,311
	11,611,105	18,525	863,818	16,311
GAP	(3,147,872)	311,289	2,202,269	1,489,950
Cumulative GAP	$(3,147,872)	$(2,836,583)	$(634,314)	$855,636

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion, and the fair value of the collateral that had been sold or repledged was $219.7 million.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1. in our Form 10-Q for the quarter ended March 31, 2017.

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2017. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2017.

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2017, the maximum number of shares that may yet be purchased under this plan was 7.4 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description

11.1 12.

Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2017. *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*	Management contractor compensatory plan of arrangement.
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

Date:  May 5, 2017