Form 10-Q
period 2017-06-30
STIFEL FINANCIAL CORP
filed 2017-08-08
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on August 1, 2017, was 68,309,855.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2017	December 31, 2016
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$678,054	$912,932
Cash segregated for regulatory purposes	150	73,235
Receivables:
Brokerage clients, net	1,364,624	1,415,936
Brokers, dealers, and clearing organizations	358,760	1,024,752
Securities purchased under agreements to resell	478,091	248,588
Financial instruments owned, at fair value	1,063,651	925,045
Available-for-sale securities, at fair value	3,455,373	3,181,313
Held-to-maturity securities, at amortized cost	3,307,970	3,038,405
Loans held for sale, at lower of cost or market	139,676	228,588
Bank loans, net	6,160,093	5,591,190
Investments, at fair value	128,332	133,563
Fixed assets, net	180,584	172,828
Goodwill	969,764	962,282
Intangible assets, net	115,253	116,304
Loans and advances to financial advisors and other employees, net	386,110	396,318
Deferred tax assets, net	133,603	225,453
Other assets	613,487	482,624
Total Assets	$19,533,575	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	June 30, 2017	December 31, 2016
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$821,357	$842,014
Brokers, dealers, and clearing organizations	433,343	523,107
Drafts	59,938	94,451
Securities sold under agreements to repurchase	243,999	268,546
Bank deposits	12,050,474	11,527,483
Financial instruments sold, but not yet purchased, at fair value	705,577	699,032
Accrued compensation	244,731	295,354
Accounts payable and accrued expenses	370,051	400,570
Federal Home Loan Bank advances	790,000	500,000
Borrowings	105,000	377,000
Senior notes	796,296	795,891
Debentures to Stifel Financial Capital Trusts	67,500	67,500
Total liabilities	16,688,266	16,390,948
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; 6,000 shares issued	150,000	150,000
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,690,846 and 69,507,842 shares, respectively	10,454	10,426
Additional paid-in-capital	1,784,654	1,840,551
Retained earnings	990,459	876,958
Accumulated other comprehensive loss	(25,537)	(39,042)
	2,910,030	2,838,893
Treasury stock, at cost, 1,409,250 and 2,866,492 shares, respectively	(64,721)	(100,485)
Total Shareholders’ Equity	2,845,309	2,738,408
Total Liabilities and Shareholders’ Equity	$19,533,575	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Commissions	$172,264	$182,104	$347,538	$380,034
Principal transactions	95,703	126,426	212,560	247,374
Investment banking	185,261	133,125	312,113	233,783
Asset management and service fees	172,914	144,567	335,653	289,099
Interest	108,951	65,780	209,904	128,607
Other income	7,198	17,405	15,950	24,595
Total revenues	742,291	669,407	1,433,718	1,303,492
Interest expense	16,644	17,262	32,540	31,373
Net revenues	725,647	652,145	1,401,178	1,272,119
Non-interest expenses:
Compensation and benefits	453,876	460,023	890,263	871,136
Occupancy and equipment rental	57,892	58,746	110,437	116,002
Communications and office supplies	34,192	37,426	68,036	74,086
Commissions and floor brokerage	11,232	12,145	21,955	23,876
Other operating expenses	85,257	68,012	148,270	127,313
Total non-interest expenses	642,449	636,352	1,238,961	1,212,413
Income from operations before income tax expense	83,198	15,793	162,217	59,706
Provision for income taxes	30,387	6,022	43,894	22,880
Net income	52,811	9,771	118,323	36,826
Preferred dividends	2,344	—	4,688	—
Net income available to common shareholders	$50,467	$9,771	$113,635	$36,826

Earnings per common share:
Basic	$0.74	$0.15	$1.66	$0.55
Diluted	$0.63	$0.13	$1.41	$0.48
Weighted-average number of common shares outstanding:
Basic	68,556	66,792	68,471	67,186
Diluted	80,021	75,982	80,391	76,084

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$52,811	$9,771	$118,323	$36,826
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains on available-for-sale securities (2)	3,770	11,449	7,547	10,421
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	385	800	909	1,309
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	(518)	(3,427)	515	(8,407)
Foreign currency translation adjustment	2,240	(5,093)	4,534	(7,279)
Total other comprehensive income/(loss), net of tax	5,877	3,729	13,505	(3,956)
Comprehensive income	$58,688	$13,500	$131,828	$32,870

(1)

Net of tax expense of $3.7 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively. Net of tax expense of $8.5 million and tax benefit of $2.5 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	There were no reclassifications to earnings during the three and six months ended June 30, 2017 and 2016, respectively.
(3)

Amounts are net of reclassifications to earnings of losses of $0.6 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. Amounts are net of reclassifications to earnings of losses of $1.5 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$118,323	$36,826
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	16,649	21,604
Amortization of loans and advances to financial advisors and other employees	46,358	33,079
Amortization of premium on investment portfolio	5,964	4,655
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	10,795	6,579
Amortization of intangible assets	6,246	8,008
Deferred income taxes	87,873	54,651
Tax deficit from stock-based compensation	—	5,197
Stock-based compensation	55,266	94,349
(Gains)/losses on sale of investments	(1,855)	3,911
Gain on extinguishment of Stifel Financial Capital Trust	—	(5,607)
Other, net	2,111	864
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	73,085	167,593
Receivables:
Brokerage clients	51,312	133,799
Brokers, dealers, and clearing organizations	666,801	12,396
Securities purchased under agreements to resell	(229,503)	(133,343)
Financial instruments owned, including those pledged	(137,353)	(337,032)
Loans originated as held for sale	(749,265)	(1,093,740)
Proceeds from mortgages held for sale	821,115	1,041,457
Loans and advances to financial advisors and other employees	(33,105)	(47,760)
Other assets	(118,209)	(149,190)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(20,657)	(36,181)
Brokers, dealers, and clearing organizations	34,572	4,439
Drafts	(34,513)	(115,039)
Financial instruments sold, but not yet purchased	6,545	93,941
Other liabilities and accrued expenses	(67,666)	(237,486)
Net cash provided by/(used in) operating activities	$610,889	$(432,030)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$720,828	$104,660
Calls and principal paydowns of held-to-maturity securities	132,018	93,686
Sale or maturity of investments	8,642	26,150
Increase in bank loans, net	(571,149)	(1,032,497)
Payments for:
Purchase of available-for-sale securities	(986,027)	(927,687)
Purchase of held-to-maturity securities	(403,250)	(359,337)
Purchase of investments	(1,556)	(5,242)
Purchase of fixed assets	(16,770)	(14,159)
Acquisitions, net of cash received	(9,070)	(71,924)
Net cash used in investing activities	(1,126,334)	(2,186,350)
Cash Flows From Financing Activities:
Proceeds from/(repayments of) borrowings, net	(272,000)	246,073
Proceeds from Federal Home Loan Bank advances, net	290,000	717,000
Payment of contingent consideration	(11,707)	—
(Decrease)/increase in securities sold under agreements to repurchase	(24,547)	38,328
Increase in bank deposits, net	522,991	1,242,863
Increase/(decrease) in securities loaned	(124,336)	44,008
Tax deficit from stock-based compensation	—	(5,197)
Restricted stock conversions	(86,682)	(38,081)
Proceeds from stock option exercises	—	175
Repurchase of common stock	(12,998)	(95,116)
Cash dividends on preferred stock	(4,688)	—
Extinguishment of Stifel Financial Capital Trust	—	(9,393)
Net cash provided by financing activities	276,033	2,140,660
Effect of exchange rate changes on cash	4,534	(7,279)
Decrease in cash and cash equivalents	(234,878)	(484,999)
Cash and cash equivalents at beginning of period	912,932	811,019
Cash and cash equivalents at end of period	$678,054	$326,020
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$17,811	$21,211
Cash paid for interest	32,287	30,256
Noncash financing activities:
Unit grants, net of forfeitures	48,630	131,736
Issuance of common stock for acquisitions	9,352	11,427

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

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. During the first quarter of 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Amounts previously reported for the three and six months ended June 30, 2016 have been restated as required upon adoption of the ASU. See Note 2 for further discussion.

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

We adopted the guidance in the update on January 1, 2017, and during the six months ended June 30, 2017 recognized an excess tax benefit from stock-based compensation of $17.1 million in the provision for income taxes on the accompanying consolidated statements of operations (adopted prospectively). Excess tax benefits from stock based compensation are now classified in operating activities on the accompanying consolidated statement of cash flows instead of being separately stated in financing activities for the six months ended June 30, 2017 (adopted prospectively). Cash paid to a tax authority by our company when withholding shares from an employee’s award for tax-withholding purposes are now classified as a financing activity in the accompanying consolidated statement of cash flows (adopted retrospectively). We reclassified $38.1 million from operating activities to financing activities in the accompanying consolidated statement of cash flows for the six months ended June 30, 2016 pertaining to shares withheld from employee awards for tax withholding purposes. Following the adoption of ASU 2016-09, we will continue to estimate forfeitures.

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

We have been closely monitoring FASB activity related to the new standard. Our implementation efforts include the identification of revenue within the scope of the guidance, and the potential impact on its consolidated results of operations and disclosures. The current broker dealer industry treatment of netting deal expenses with investment banking revenues, the timing of performance fee recognition related to consolidated alternative asset management entities, and fees received for equity research may be impacted by the new guidance. We are also evaluating whether certain asset management contract costs can be capitalized on the consolidated statements of financial position. We expect to adopt the requirements of the new standard in the first quarter of 2018 and anticipate using the modified retrospective approach.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2017 and December 31, 2016, included (in thousands):

	June 30, 2017	December 31, 2016
Receivables from clearing organizations	$153,241	$568,373
Deposits paid for securities borrowed	145,285	382,691
Securities failed to deliver	60,234	73,688
	$358,760	$1,024,752

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2017 and December 31, 2016, included (in thousands):

	June 30, 2017	December 31, 2016
Deposits received from securities loaned	$352,127	$478,814
Securities failed to receive	50,315	27,882
Payable to clearing organizations	30,901	16,411
	$433,343	$523,107

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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments is based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equity securities listed in active markets, corporate fixed income securities, U.S. government securities, and U.S. government agency securities.

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

ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs. ARS are reported as Level 3 assets. ARS for which recent market trades were observed that provided transparency into their valuation were classified as Level 2 at June 30, 2017.

Direct investments in private companies, reported as Level 3 assets, may be valued using the market approach and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	June 30, 2017
	Fair value of investments	Unfunded commitments
Partnership interests	$5,806	$1,348
Mutual funds	12,441	—
Private equity funds	8,673	1,856
Money market funds	16,365	—
Total	$43,285	$3,204

	December 31, 2016
	Fair value of investments	Unfunded commitments
Private company investments	$18,763	$8,526
Partnership interests	15,798	1,822
Mutual funds	11,301	—
Private equity funds	9,310	2,020
Money market funds	35,637	—
Total	$90,809	$12,368

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, are presented below (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$16,924	$16,924	$—	$—
U.S. government agency securities	119,703	—	119,703	—
Mortgage-backed securities:
Agency	313,463	—	313,463	—
Non-agency	54,566	—	54,041	525
Corporate securities:
Fixed income securities	367,866	7,443	360,167	256
Equity securities	43,671	43,304	—	367
State and municipal securities	147,458	—	147,458	—
Total financial instruments owned	1,063,651	67,671	994,832	1,148
Available-for-sale securities:
U.S. government agency securities	4,565	199	4,366	—
State and municipal securities	72,382	—	72,382	—
Mortgage-backed securities:
Agency	319,062	—	319,062	—
Commercial	72,688	—	72,688	—
Non-agency	1,617	—	1,617	—
Corporate fixed income securities	971,131	—	971,131	—
Asset-backed securities	2,013,928	—	2,013,928	—
Total available-for-sale securities	3,455,373	199	3,455,174	—
Investments:
Corporate equity securities	50,384	50,144	—	240
Auction rate securities:
Equity securities	48,577	—	13,956	34,621
Municipal securities	841	—	—	841
Other	1,610	—	370	1,240
Investments in funds measured at NAV	26,920
Total investments	128,332	50,144	14,326	36,942
Cash equivalents measured at NAV	16,365
Derivative contracts (1)	8,442		$8,442
	$4,672,163	$118,014	$4,472,774	$38,090

(1)	Included in other assets in the consolidated statements of financial condition.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$298,832	$298,832	$—	$—
U.S. government agency securities	1,995	—	1,995	—
Mortgage-backed securities
Agency	118,458	—	118,458	—
Non-agency	16	—	16	—
Corporate securities:
Fixed income securities	245,148	317	244,831	—
Equity securities	41,091	41,091	—	—
State and municipal securities	37	—	37	—
Total financial instruments sold, but not yet purchased	705,577	340,240	365,337	—
Derivative contracts (2)	939		939
	$706,516	$340,240	$366,276	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, are presented below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,951	$9,951	$—	$—
U.S. government agency securities	89,833	—	89,833	—
Mortgage-backed securities:
Agency	305,774	—	305,774	—
Non-agency	28,402	—	27,320	1,082
Corporate securities:
Fixed income securities	299,946	1,944	297,729	273
Equity securities	32,044	31,444	—	600
State and municipal securities	159,095	—	159,095	—
Total financial instruments owned	925,045	43,339	879,751	1,955
Available-for-sale securities:
U.S. government agency securities	4,197	300	3,897	—
State and municipal securities	72,490	—	72,490	—
Mortgage-backed securities:
Agency	338,732	—	338,732	—
Commercial	72,773	—	72,773	—
Non-agency	1,892	—	1,892	—
Corporate fixed income securities	823,511	—	823,511	—
Asset-backed securities	1,867,718	—	1,867,718	—
Total available-for-sale securities	3,181,313	300	3,181,013	—
Investments:
Corporate equity securities	27,247	23,414	—	3,833
Auction rate securities:
Equity securities	48,689	—	—	48,689
Municipal securities	832	—	—	832
Other	1,623	—	383	1,240
Investments measured at NAV	55,172
Total investments	133,563	23,414	383	54,594
Cash equivalents measured at NAV	35,637
Derivative contracts (1)	10,390	—	10,390	—
	$4,285,948	$67,053	$4,071,537	$56,549

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$362,536	$362,536	$—	$—
U.S. government agency securities	20,549	—	20,549	—
Mortgage-backed securities
Agency	94,552	—	94,552	—
Non-agency	1	—	1	—
Corporate securities:
Fixed income securities	202,968	980	201,988	—
Equity securities	18,395	18,395	—	—
State and municipal securities	31	—	31	—
Total financial instruments sold, but not yet purchased	699,032	381,911	317,121	—
Derivative contracts (2)	1,823	—	1,823	—
	$700,855	$381,911	$318,944	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at March 31, 2017	$1,019	$267	$583	$3,833	$49,055	$837	$1,240
Unrealized gains/(losses):
Included in changes in net assets (1)	(100)	—	(216)	—	251	4	—
Included in OCI (2)	—	—	—	—	—	—	—
Realized gains/(losses) (1)	96	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	(324)	—	—	—	—	—	—
Redemptions	(166)	(11)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	(3,593)	(14,685)	—	—
Net change	(494)	(11)	(216)	(3,593)	(14,434)	4	—
Balance at June 30, 2017	$525	$256	$367	$240	$34,621	$841	$1,240
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
(2)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2017 (in thousands):

	Six Months Ended June 30, 2017
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2016	$1,082	$273	$600	$3,833	$48,689	$832	$1,240
Unrealized gains/(losses):
Included in changes in net assets (1)	(100)	—	(233)	—	617	9	—
Included in OCI (2)	—	—	—	—	—	—	—
Realized gains/(losses) (1)	97	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	(324)	—	—	—	—	—	—
Redemptions	(230)	(17)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	(3,593)	(14,685)	—	—
Net change	(557)	(17)	(233)	(3,593)	(14,068)	9	—
Balance at June 30, 2017	$525	$256	$367	$240	$34,621	$841	$1,240
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
(2)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the six months ended June 30, 2017 were principally a result of transfers out of Level 3 due to market activity that provided transparency into the valuation of these assets. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2017, relating to Level 3 assets still held at June 30, 2017, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of June 30, 2017.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.2% - 10.5%	5.2%
		Workout period	1 - 3 years	2.2 years
Municipal securities	Discounted cash flow	Discount rate	1.6% - 9.4%	3.9%
		Workout period	1 - 4 years	1.9 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $1.0 million and $1.1 million of transfers of financial assets from Level 2 to Level 1 during the three and six months ended June 30, 2017, respectively, primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $4.0 million and $4.4 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2017, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers into Level 3 during the six months ended June 30, 2017. There were $18.3 million of transfers of financial assets out of Level 3 during the three and six months ended June 30, 2017, primarily related to ARS and corporate equity securities for which market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2017 and December 31, 2016, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$678,054	$678,054	$912,932	$912,932
Cash segregated for regulatory purposes	150	150	73,235	73,235
Securities purchased under agreements to resell	478,091	478,091	248,588	248,588
Financial instruments owned	1,063,651	1,063,651	925,045	925,045
Available-for-sale securities	3,455,373	3,455,373	3,181,313	3,181,313
Held-to-maturity securities	3,307,970	3,321,880	3,038,405	3,040,554
Loans held for sale	139,676	139,676	228,588	228,588
Bank loans	6,160,093	5,994,527	5,591,190	5,633,804
Investments	128,332	128,332	133,563	133,563
Derivative contracts (1)	8,442	8,442	10,390	10,390

Financial liabilities:
Securities sold under agreements to repurchase	$243,999	$243,999	$268,546	$268,546
Bank deposits	12,050,474	11,366,970	11,527,483	11,092,185
Financial instruments sold, but not yet purchased	705,577	705,577	699,032	699,032
Derivative contracts (2)	939	939	1,823	1,823
Federal Home Loan Bank advances	790,000	790,000	500,000	500,000
Borrowings	105,000	105,000	377,000	377,000
Senior notes	796,296	811,318	795,891	799,632
Debentures to Stifel Financial Capital Trusts	67,500	50,413	67,500	52,525

(1)	Included in other assets in the consolidated statements of financial condition.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$661,689	$661,689	$—	$—
Cash segregated for regulatory purposes	150	150	—	—
Securities purchased under agreements to resell	478,091	478,091	—	—
Held-to-maturity securities	3,321,880	—	3,119,542	202,338
Loans held for sale	139,676	—	139,676	—
Bank loans	5,994,527	—	5,994,527	—
Financial liabilities:
Securities sold under agreements to repurchase	$243,999	$—	$243,999	$—
Bank deposits	11,366,970	—	11,366,970	—
Federal Home Loan Bank advances	790,000	790,000	—	—
Borrowings	105,000	105,000	—	—
Senior notes	811,318	811,318	—	—
Debentures to Stifel Financial Capital Trusts	50,413	—	—	50,413

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$877,295	$877,295	$—	$—
Cash segregated for regulatory purposes	73,235	73,235	—	—
Securities purchased under agreements to resell	248,588	227,983	20,605	—
Held-to-maturity securities	3,040,554	—	2,830,869	209,685
Loans held for sale	228,588	—	228,588	—
Bank loans	5,633,804	—	5,633,804	—
Financial liabilities:
Securities sold under agreements to repurchase	$268,546	$149,881	$118,665	$—
Bank deposits	11,092,185	—	11,092,185	—
Federal Home Loan Bank advances	500,000	500,000	—	—
Borrowings	377,000	377,000	—	—
Senior notes	799,632	799,632	—	—
Debentures to Stifel Financial Capital Trusts	52,525	—	—	52,525

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2017 and December 31, 2016.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2017 and December 31, 2016 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2017 and December 31, 2016 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Financial instruments owned:
U.S. government securities	$16,924	$9,951
U.S. government agency securities	119,703	89,833
Mortgage-backed securities:
Agency	313,463	305,774
Non-agency	54,566	28,402
Corporate securities:
Fixed income securities	367,866	299,946
Equity securities	43,671	32,044
State and municipal securities	147,458	159,095
	$1,063,651	$925,045
Financial instruments sold, but not yet purchased:
U.S. government securities	$298,832	$362,536
U.S. government agency securities	1,995	20,549
Mortgage-backed securities:
Agency	118,458	94,552
Non-agency	16	1
Corporate securities:
Fixed income securities	245,148	202,968
Equity securities	41,091	18,395
State and municipal securities	37	31
	$705,577	$699,032

At June 30, 2017 and December 31, 2016, financial instruments owned in the amount of $591.6 million and $992.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Financial instruments owned on a settlement-date basis were $1.3 billion at December 31, 2016. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,584	$—	$(19)	$4,565
State and municipal securities	75,685	2	(3,305)	72,382
Mortgage-backed securities:
Agency	321,352	131	(2,421)	319,062
Commercial	76,131	42	(3,485)	72,688
Non-agency	1,721	—	(104)	1,617
Corporate fixed income securities	971,867	2,843	(3,579)	971,131
Asset-backed securities	2,000,561	13,367	—	2,013,928
	$3,451,901	$16,385	$(12,913)	$3,455,373
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,454,314	$16,885	$(14,474)	$1,456,725
Commercial	59,518	2,088	—	61,606
Asset-backed securities	1,754,093	11,405	(2,063)	1,763,435
Corporate fixed income securities	40,045	69	—	40,114
	$3,307,970	$30,447	$(16,537)	$3,321,880

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,213	$2	$(18)	$4,197
State and municipal securities	76,066	—	(3,576)	72,490
Mortgage-backed securities:
Agency	340,738	298	(2,304)	338,732
Commercial	77,417	59	(4,703)	72,773
Non-agency	2,032	—	(140)	1,892
Corporate fixed income securities	830,695	1,418	(8,602)	823,511
Asset-backed securities	1,858,929	9,857	(1,068)	1,867,718
	$3,190,090	$11,634	$(20,411)	$3,181,313
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,567,758	$14,537	$(17,037)	$1,565,258
Commercial	59,581	1,786	—	61,367
Non-agency	688	—	(13)	675
Asset-backed securities	1,370,300	6,242	(3,396)	1,373,146
Corporate fixed income securities	40,078	30	—	40,108
	$3,038,405	$22,595	$(20,446)	$3,040,554

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and six months ended June 30, 2017, we received proceeds of $87.3 million from the sale of available-for-sale securities, which resulted in realized gains of $0.4 million. There were no sales of available-for-sale securities during the three and six months ended June 30, 2016.

During the three months ended June 30, 2017 and June 30, 2016, unrealized gains, net of deferred taxes, of $3.8 million and $ 11.4 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the six months ended June 30, 2017 and June 30, 2016, unrealized gains, net of deferred taxes, of $7.5 million and $10.4 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$142,136	$142,514	$40,045	$40,114
After one year through three years	138,597	139,032	—	—
After three years through five years	432,593	432,306	—	—
After five years through ten years	702,630	703,979	335,011	335,513
After ten years	1,636,741	1,644,175	1,419,082	1,427,922
Mortgage-backed securities
After three years through five years	—	—	59,518	61,606
After five years through ten years	58,618	55,846	162,429	161,038
After ten years	340,586	337,521	1,291,885	1,295,687
	$3,451,901	$3,455,373	$3,307,970	$3,321,880

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2017, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$824	$3,741	$—	$—	$4,565
State and municipal securities	200	375	16,738	55,069	72,382
Mortgage-backed securities:
Agency	—	—	412	318,650	319,062
Commercial	—	—	55,434	17,254	72,688
Non-agency	—	—	—	1,617	1,617
Corporate fixed income securities	141,490	567,222	262,419	—	971,131
Asset-backed securities	—	—	424,822	1,589,106	2,013,928
	$142,514	$571,338	$759,825	$1,981,696	$3,455,373
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$162,429	$1,291,885	$1,454,314
Commercial	—	59,518	—	—	59,518
Asset-backed securities	—	—	335,011	1,419,082	1,754,093
Corporate fixed income securities	40,045	—	—	—	40,045
	$40,045	$59,518	$497,440	$2,710,967	$3,307,970

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2017 and December 31, 2016, securities of $1.9 billion and $2.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2017 and December 31, 2016, securities of $1.9 billion and $1.7 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(19)	$4,565	$—	$—	$(19)	$4,565
State and municipal securities	(261)	9,765	(3,044)	60,113	(3,305)	69,878
Mortgage-backed securities:
Agency	(604)	155,073	(1,817)	133,664	(2,421)	288,737
Commercial	(3,485)	71,139	—	—	(3,485)	71,139
Non-agency	—	—	(104)	1,585	(104)	1,585
Corporate fixed income securities	(3,579)	396,324	—	—	(3,579)	396,324
	$(7,948)	$636,866	$(4,965)	$195,362	$(12,913)	$832,228
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(14,457)	$830,887	$(17)	$1,165	$(14,474)	$832,052
Asset-backed securities	(312)	116,997	(1,751)	34,391	(2,063)	151,388
	$(14,769)	$947,884	$(1,768)	$35,556	$(16,537)	$983,440

At June 30, 2017, the amortized cost of 124 securities classified as available for sale exceeded their fair value by $12.9 million, of which $5.0 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2017, was $832.2 million, which was 24.1% of our available-for-sale portfolio.

At June 30, 2017, the carrying value of 45 securities held to maturity exceeded their fair value by $16.5 million, of which $1.8 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and six months ended June 30, 2017 and 2016.

We believe the gross unrealized losses of $29.5 million related to our investment portfolio, as of June 30, 2017, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 – Bank Loans

Our loan portfolio consists primarily of the following segments:

Real Estate. Real estate loans include commercial real estate, residential real estate non-conforming loans, residential real estate conforming loans and home equity lines of credit. The allowance methodology related to real estate loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index, delinquency status, credit limits, and utilization rates.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2017 and December 31, 2016 (in thousands, except percentages):

	June 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
Residential real estate	$2,248,528	36.2%	$2,161,400	38.4%
Commercial and industrial	2,064,052	33.2	1,710,399	30.3
Securities-based loans	1,755,592	28.3	1,614,033	28.6
Commercial real estate	71,517	1.2	78,711	1.4
Consumer	42,666	0.7	45,391	0.8
Home equity lines of credit	14,303	0.2	15,008	0.3
Construction and land	17,155	0.2	12,623	0.2
Gross bank loans	6,213,813	100.0%	5,637,565	100.0%
Unamortized loan premium/(discount), net	1,113		858
Unamortized loan fees, net of loan fees	75		(49)
Loans in process	(706)		(2,021)
Allowance for loan losses	(54,202)		(45,163)
Bank loans, net	$6,160,093		$5,591,190

At June 30, 2017 and December 31, 2016, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $3.9 million and $3.7 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $7.0 million and $5.6 million, respectively.

At June 30, 2017 and December 31, 2016, we had loans held for sale of $139.7 million and $228.6 million, respectively. For the three months ended June 30, 2017 and 2016, we recognized gains of $3.4 million and $4.1 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2017 and 2016, we recognized gains of $6.2 million and $6.9 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 (in thousands).

	Three Months Ended June 30, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$38,789	$2,266	$(250)	$—	$40,805
Securities-based loans	3,393	207	—	—	3,600
Consumer	107	(2)	—	—	105
Residential real estate	4,190	1,379	—	—	5,569
Commercial real estate	1,618	2,017	(2,703)	—	932
Home equity lines of credit	285	(3)	—	1	283
Construction and land	437	(213)	—	—	224
Qualitative	2,479	205	—	—	2,684
	$51,298	$5,856	$(2,953)	$1	$54,202

	Six Months Ended June 30, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$35,127	$5,928	$(250)	$—	$40,805
Securities-based loans	3,094	506	—	—	3,600
Consumer	129	(24)	—	—	105
Residential real estate	2,660	2,909	—	—	5,569
Commercial real estate	1,363	2,272	(2,703)	—	932
Home equity lines of credit	371	(89)	—	1	283
Construction and land	232	(8)	—	—	224
Qualitative	2,187	497	—	—	2,684
	$45,163	$11,991	$(2,953)	$1	$54,202

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2017 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$5,545	$5,569	$174	$2,248,354	$2,248,528
Commercial and industrial	2,155	38,650	40,805	13,949	2,050,103	2,064,052
Securities-based loans	—	3,600	3,600	—	1,755,592	1,755,592
Commercial real estate	—	932	932	—	71,517	71,517
Consumer	4	101	105	4	42,662	42,666
Home equity lines of credit	149	134	283	323	13,980	14,303
Construction and land	—	224	224	—	17,155	17,155
Qualitative	—	2,684	2,684	—	—	—
	$2,332	$51,870	$54,202	$14,450	$6,199,363	$6,213,813

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At June 30, 2017, we had $14.4 million of impaired loans, net of discounts, which included $9.2 million in troubled debt restructurings, for which there was a specific allowance of $2.3 million. At December 31, 2016, we had $26.9 million of impaired loans, net of discounts, which included $9.7 million in troubled debt restructurings, for which there was a specific allowance of $3.4 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2017 and 2016, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2017 and December 31, 2016, including the average recorded investment balance (in thousands):

	June 30, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$13,949	$—	$13,949	$13,949	$2,155	$16,921
Consumer	679	—	4	4	4	7
Residential real estate	174	—	174	174	24	176
Home equity lines of credit	323	—	323	323	149	323
Total	$15,125	$—	$14,450	$14,450	$2,332	$17,427

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$16,815	$—	$16,815	$16,815	$2,392	$22,559
Commercial real estate	10,503	—	9,522	9,522	722	9,080
Consumer	833	—	6	6	6	9
Home equity lines of credit	413	—	413	413	231	413
Residential real estate	178	—	178	178	24	181
Total	$28,742	$—	$26,934	$26,934	$3,375	$32,242

The following table presents the aging of the recorded investment in past due loans at June 30, 2017 and December 31, 2016 by portfolio segment (in thousands):

	As of June 30, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$1,035	$—	$1,035	$2,247,493	$2,248,528
Commercial and industrial	—	—	—	2,064,052	2,064,052
Securities-based loans	—	—	—	1,755,592	1,755,592
Commercial real estate	—	—	—	71,517	71,517
Consumer	6	2	8	42,658	42,666
Home equity lines of credit	—	184	184	14,119	14,303
Construction and land	—	—	—	17,155	17,155
Total	$1,041	$186	$1,227	$6,212,586	$6,213,813

	As of June 30, 2017 *
	Non-Accrual	Restructured (1)	Total
Commercial and industrial	$4,951	$8,998	$13,949
Home equity lines of credit	323	—	323
Residential real estate	—	174	174
Consumer	4	—	4
Total	$5,278	$9,172	$14,450

(1)	On non-accrual status.
*	There were no loans past due 90 days and still accruing interest at June 30, 2017.

	As of December 31, 2016
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$1,923	$—	$1,923	$2,159,477	$2,161,400
Commercial and industrial	—	—	—	1,710,399	1,710,399
Securities-based loans	—	—	—	1,614,033	1,614,033
Commercial real estate	9,522	—	9,522	69,189	78,711
Consumer	—	2	2	45,389	45,391
Home equity lines of credit	78	196	274	14,734	15,008
Construction and land	—	—	—	12,623	12,623
Total	$11,523	$198	$11,721	$5,625,844	$5,637,565

	As of December 31, 2016*
	Non-Accrual	Restructured	Total
Commercial and industrial	$16,815	$—	$16,815
Commercial real estate	—	9,522	9,522
Home equity lines of credit	413	—	413
Residential real estate	—	178	178
Consumer	6	—	6
Total	$17,234	$9,700	$26,934

*	There were no loans past due 90 days and still accruing interest at December 31, 2016.

Credit quality indicators

Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2017 and December 31, 2016, 98.2% and 97.9% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,248,238	$116	$174	$—	$2,248,528
Commercial and industrial	2,035,973	12,635	15,444	—	2,064,052
Securities-based loans	1,755,592	—	—	—	1,755,592
Commercial real estate	71,517	—	—	—	71,517
Consumer	42,662	—	4	—	42,666
Home equity lines of credit	13,980	—	323	—	14,303
Construction and land	17,155	—	—	—	17,155
Total	$6,185,117	$12,751	$15,945	$—	$6,213,813

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,161,223	$—	$177	$—	$2,161,400
Commercial and industrial	1,652,211	27,905	30,283	—	1,710,399
Securities-based loans	1,614,033	—	—	—	1,614,033
Commercial real estate	69,189	—	9,522	—	78,711
Consumer	45,385	—	6	—	45,391
Home equity lines of credit	14,595	—	413	—	15,008
Construction and land	12,623	—	—	—	12,623
Total	$5,569,259	$27,905	$40,401	$—	$5,637,565

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2016	Adjustments	Write-off	June 30, 2017
Goodwill
Global Wealth Management	$270,779	$6,622	$—	$277,401
Institutional Group	691,503	860	—	692,363
	$962,282	$7,482	$—	$969,764

	December 31, 2016	Net Additions	Amortization	June 30, 2017
Intangible assets
Global Wealth Management	$45,231	$3,800	$(2,273)	$46,758
Institutional Group	71,073	1,395	(3,973)	68,495
	$116,304	$5,195	$(6,246)	$115,253

The adjustments to goodwill and intangible assets during the six months ended June 30, 2017, are primarily attributable to the acquisition of City Securities, which closed on January 3, 2017. The allocation of the purchase price for this acquisition is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquisitions as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from the preliminary estimate reflected herein. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$146,687	$51,267	$141,621	$46,209
Trade name	24,713	9,464	24,713	8,670
Investment banking backlog	2,608	1,040	1,345	379
Non-compete agreements	1,445	547	2,578	813
	$175,453	$62,318	$170,257	$56,071

Amortization expense related to intangible assets was $3.2 million and $5.0 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to intangible assets was $6.2 million and $8.0 million for the six months ended June 30, 2017 and 2016, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2017, are: customer relationships, 11.2 years; trade name, 11.0 years; non-compete agreements, 9.9 years; and backlog within the next 3 months. As of June 30, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2017	$5,780
2018	10,953
2019	10,348
2020	10,128
2021	9,611
Thereafter	66,315
$113,135

NOTE 9 – Borrowings and Federal Home Loan Bank Advances

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, securities lending arrangements, advances from the Federal Home Loan Bank, term loans, and committed bank line financing on an unsecured basis. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition.

Our uncommitted secured lines of credit at June 30, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $444.4 million during the six months ended June 30, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2017, our uncommitted secured lines of credit of $105.0 million were collateralized by company-owned securities valued at $242.2 million.

The Federal Home Loan advances as of June 30, 2017 are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2017 was 1.21% and 1.18%, respectively. The advances are secured by Stifel

Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at June 30, 2017, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At June 30, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
	800,000	800,000
Debt issuance costs, net	(3,704)	(4,109)
	$796,296	$795,891

[1]

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

[2]

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
$800,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Money market and savings accounts	$11,804,509	$11,264,285
Demand deposits (interest-bearing)	235,269	253,545
Demand deposits (non-interest-bearing)	7,851	5,752
Certificates of deposit	2,845	3,901
	$12,050,474	$11,527,483

The weighted-average interest rate on deposits was 0.06% and 0.09% at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $12.1 billion and $11.5 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.5 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$790,000	Other assets	$8,442
Liability Derivatives
Cash flow interest rate contracts	$100,983	Accounts payable and accrued expenses	$939

	December 31, 2016
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$790,000	Other assets	$10,390
Liability Derivatives
Cash flow interest rate contracts	$121,442	Accounts payable and accrued expenses	$1,823

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 2.9 years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three and six months ended June 30, 2017 and 2016, respectively, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $0.3 million will be reclassified as interest income.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$3,340	Interest expense	$622	Interest expense	$—

	Three Months Ended June 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(7,099)	Interest expense	$1,537	None	$33

	Six Months Ended June 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$2,576	Interest expense	$1,534	None	$—

	Six Months Ended June 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(16,525)	Interest expense	$2,882	None	$46

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

As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.9 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $9.8 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2017, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2017 and December 31, 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of June 30, 2017:
Securities borrowing (1)	$145,285	$—	$145,285	$(99,074)	$(34,768)	$11,443
Reverse repurchase agreements (2)	478,091	—	478,091	(205,017)	(273,074)	—
Cash flow interest rate contracts	8,442	—	8,442	—	—	8,442
	$631,818	$—	$631,818	$(304,091)	$(307,842)	$19,885
As of December 31, 2016:
Securities borrowing (1)	$382,691	$—	$382,691	$(291,793)	$(68,776)	$22,122
Reverse repurchase agreements (2)	248,588	—	248,588	(216,542)	(32,046)	—
Cash flow interest rate contracts	10,390	—	10,390	—	—	10,390
	$641,669	$—	$641,669	$(508,335)	$(100,822)	$32,512

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $474.1 million and $248.5 million at June 30, 2017 and December 31, 2016, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2017 and December 31, 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of June 30, 2017:
Securities lending (3)	$(352,127)	$—	$(352,127)	$99,074	$234,970	$(18,083)
Repurchase agreements (4)	(243,999)	—	(243,999)	205,017	38,982	—
Cash flow interest rate contracts	(939)	—	(939)	—	939	—
	$(597,065)	$—	$(597,065)	$304,091	$274,891	$(18,083)
As of December 31, 2016:
Securities lending (3)	$(478,814)	$—	$(478,814)	$291,793	$175,849	$(11,172)
Repurchase agreements (4)	(268,546)	—	(268,546)	216,542	52,004	—
Cash flow interest rate contracts	(1,823)	—	(1,823)	—	1,823	—
	$(749,183)	$—	$(749,183)	$508,335	$229,676	$(11,172)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $263.8 million and $299.3 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2017, had no material effect on the consolidated financial statements.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2017 and

December 31, 2016, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2017, Stifel had net capital of $276.3 million, which was 17.7% of aggregate debit items and $245.0 million in excess of its minimum required net capital. At June 30, 2017, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2017, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
June 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,679,604	18.2%	$414,618	4.5%	$598,893	6.5%
Tier 1 capital	1,889,208	20.5%	552,824	6.0%	737,099	8.0%
Total capital	1,943,420	21.1%	737,099	8.0%	921,374	10.0%
Tier 1 leverage	1,889,208	10.3%	734,557	4.0%	918,196	5.0%

Stifel Bank – Federal Reserve Capital Amounts
June 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$972,080	14.9%	$294,562	4.5%	$425,479	6.5%
Tier 1 capital	972,080	14.9%	392,750	6.0%	523,667	8.0%
Total capital	1,028,447	15.7%	523,667	8.0%	654,583	10.0%
Tier 1 leverage	972,080	7.2%	540,643	4.0%	675,804	5.0%

NOTE 17 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Bank loans, net	$48,729	$29,475	$93,489	$56,033
Investment securities	46,385	24,446	88,051	46,807
Margin balances	9,022	8,151	17,205	16,697
Inventory	4,346	4,519	8,582	9,017
Other	469	(811)	2,577	53
	$108,951	$65,780	$209,904	$128,607
Interest expense:
Senior notes	$8,140	$8,179	$16,280	$16,354
Bank deposits	1,887	1,842	3,654	3,743
Federal Home Loan Bank advances	2,797	2,635	4,516	3,392
Other	3,820	4,606	8,090	7,884
	$16,644	$17,262	$32,540	$31,373

NOTE 18 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance award, stock units and debentures to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a one- to ten-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.9 million shares at June 30, 2017.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $34.4 million and $65.9 million for the three months ended June 30, 2017 and 2016, respectively, and $65.6 million and $94.8 million for the six months ended June 30, 2017 and 2016, respectively.

As a result of the adoption of a new accounting standard on January 1, 2017, we recognized an excess tax benefit from stock-based compensation of $0.2 million and $17.1 million in the provision for income taxes on the accompanying consolidated statements of operations for the three and six months ended June 30, 2017. We adopted the new guidance prospectively. During the three and six months ended June 30, 2016, the tax impact related to stock-based compensation was a provision of $1.0 million and $5.2 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At June 30, 2017, the total number of stock units outstanding was 19.6 million, of which 16.2 million were unvested. At June 30, 2017, the total number of PRSUs was 0.6 million, of which all were unvested.

At June 30, 2017, there was unrecognized compensation cost for stock units of approximately $361.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 4% of their gross commissions. They have the option to 1) defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $12.4 million and $11.3 million at June 30, 2017 and December 31, 2016, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2017 and December 31, 2016, the deferred compensation liability related to the mutual fund option of $5.3 million and $8.6 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.3 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively and $3.7 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2017 and December 31, 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and $2.5 billion, respectively, and the fair value of the collateral that had been sold or repledged was $244.0 million and $268.5 million, respectively.

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

At June 30, 2017 and December 31, 2016, Stifel Bank had outstanding commitments to originate loans aggregating $213.2 million and $205.8 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2017, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2017 and December 31, 2016, Stifel Bank had outstanding letters of credit totaling $90.2 million and $88.9 million, respectively. A majority of the standby letters of credit commitments at June 30, 2017, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2017 and December 31, 2016, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $559.9 million and $492.5 million, respectively.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards for certain administrative employees, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements in conjunction with recent acquisitions, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Information concerning operations in these segments of business for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues: (1)
Global Wealth Management	$451,990	$386,039	$894,722	$765,843
Institutional Group	276,153	260,920	513,620	502,196
Other	(2,496)	5,186	(7,164)	4,080
	$725,647	$652,145	$1,401,178	$1,272,119
Income/(loss) before income taxes:
Global Wealth Management	$153,237	$105,053	$295,289	$198,387
Institutional Group	52,892	42,414	92,764	71,705
Other	(122,931)	(131,674)	(225,836)	(210,386)
	$83,198	$15,793	$162,217	$59,706

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2017 or 2016.

The following table presents our company’s total assets on a segment basis at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Global Wealth Management	$16,692,046	$16,065,503
Institutional Group	2,464,369	2,657,183
Other	377,160	406,670
	$19,533,575	$19,129,356

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2017 and 2016, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$690,930	$611,984	$1,339,261	$1,193,721
United Kingdom	32,771	37,844	57,290	73,592
Other European	1,946	2,317	4,627	4,806
	$725,647	$652,145	$1,401,178	$1,272,119

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$52,811	$9,771	$118,323	$36,826
Preferred dividends	2,344	—	4,688	—
Net income available to common shareholders	$50,467	$9,771	$113,635	$36,826
Shares for basic and diluted calculation:
Average shares used in basic computation	68,556	66,792	68,471	67,186
Dilutive effect of stock options and units (1)	11,465	9,190	11,920	8,898
Average shares used in diluted computation	80,021	75,982	80,391	76,084
Earnings per common share:
Basic	$0.74	$0.15	$1.66	$0.55
Diluted	$0.63	$0.13	$1.41	$0.48

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and six months ended June 30, 2017 and 2016, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended June 30, 2017, we repurchased $13.0 million, or 0.3 million shares using existing Board authorizations at an average price of $43.83 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases in the first quarter of 2017. During the three and six months ended June 30, 2016, we repurchased $3.7 million and $95.1 million, or 0.1 million and 2.8 million shares, respectively, using existing Board authorizations at an average price of $29.70 and $33.79 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

On January 3, 2017, we issued 0.2 million shares related to the purchase of City Securities.

During the six months ended June 30, 2017, we issued 1.7 million shares, which were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of City Securities.

NOTE 23 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $167.9 million at June 30, 2017. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2017 and 2016. In addition, our direct investment interest in these entities is insignificant at June 30, 2017 and December 31, 2016.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $315.6 million at June 30, 2017. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at June 30, 2017. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2017 and 2016.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at June 30, 2017, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2017. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2017. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

Results for the three and six months ended June 30, 2017

For the three months ended June 30, 2017, net revenues increased 11.3% to $725.6 million from $652.1 million during the comparable period in 2016. Net income available to common shareholders increased 416.5% to $50.5 million, or $0.63 per diluted common share for the three months ended June 30, 2017, compared to $9.8 million, or $0.13 per diluted common share during the comparable period in 2016.

For the six months ended June 30, 2017, net revenues increased 10.1% to $1.4 billion compared to $1.3 billion during the comparable period in 2016. Net income available to common shareholders increased 208.6% to $113.6 million, or $1.41 per diluted common share for the six months ended June 30, 2017, compared to $36.8 million, or $0.48 per diluted common share during the comparable period in 2016.

Our revenue growth for the three and six months ended June 30, 2017 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank and investment banking revenues; offset by lower other income and brokerage revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2017, the Dow Jones Industrial Average, NASDAQ, and S&P 500 closed 8.0%, 14.1%, and 8.2% higher than their December 31, 2016 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$172,264	$182,104	(5.4)	23.7%	27.9%
Principal transactions	95,703	126,426	(24.3)	13.2	19.4
Brokerage revenues	267,967	308,530	(13.1)	36.9	47.3
Investment banking	185,261	133,125	39.2	25.5	20.4
Asset management and service fees	172,914	144,567	19.6	23.8	22.2
Interest	108,951	65,780	65.6	15.0	10.1
Other income	7,198	17,405	(58.6)	1.1	2.6
Total revenues	742,291	669,407	10.9	102.3	102.6
Interest expense	16,644	17,262	(3.6)	2.3	2.6
Net revenues	725,647	652,145	11.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	453,876	460,023	(1.3)	62.5	70.5
Occupancy and equipment rental	57,892	58,746	(1.5)	8.0	9.0
Communication and office supplies	34,192	37,426	(8.6)	4.7	5.7
Commissions and floor brokerage	11,232	12,145	(7.5)	1.5	1.9
Other operating expenses	85,257	68,012	25.4	11.8	10.5
Total non-interest expenses	642,449	636,352	1.0	88.5	97.6
Income before income taxes	83,198	15,793	426.8	11.5	2.4
Provision for income taxes	30,387	6,022	404.6	4.2	0.9
Net Income	52,811	9,771	440.5	7.3	1.5
Preferred dividends	2,344	—	n/m	0.3	—
Net income available to common shareholders	$50,467	$9,771	416.5	7.0%	1.5%

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$347,538	$380,034	(8.6)	24.8%	29.9%
Principal transactions	212,560	247,374	(14.1)	15.2	19.4
Brokerage revenues	560,098	627,408	(10.7)	40.0	49.3
Investment banking	312,113	233,783	33.5	22.3	18.4
Asset management and service fees	335,653	289,099	16.1	24.0	22.7
Interest	209,904	128,607	63.2	15.0	10.1
Other income	15,950	24,595	(35.1)	1.0	2.0
Total revenues	1,433,718	1,303,492	10.0	102.3	102.5
Interest expense	32,540	31,373	3.7	2.3	2.5
Net revenues	1,401,178	1,272,119	10.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	890,263	871,136	2.2	63.5	68.5
Occupancy and equipment rental	110,437	116,002	(4.8)	7.9	9.1
Communication and office supplies	68,036	74,086	(8.2)	4.9	5.8
Commissions and floor brokerage	21,955	23,876	(8.0)	1.6	1.9
Other operating expenses	148,270	127,313	16.5	10.5	10.0
Total non-interest expenses	1,238,961	1,212,413	2.2	88.4	95.3
Income before income taxes	162,217	59,706	171.7	11.6	4.7
Provision for income taxes	43,894	22,880	91.8	3.2	1.8
Net Income	118,323	36,826	221.3	8.4	2.9
Preferred dividends	4,688	—	n/m	0.3	—
Net income available to common shareholders	$113,635	$36,826	208.6	8.1%	2.9%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net revenues:
Commissions	$172,264	$182,104	(5.4)	$347,538	$380,034	(8.6)
Principal transactions	95,703	126,426	(24.3)	212,560	247,374	(14.1)
Brokerage revenues	267,967	308,530	(13.1)	560,098	627,408	(10.7)
Capital raising	102,800	66,412	54.8	176,716	119,716	47.6
Advisory fees	82,461	66,713	23.6	135,397	114,067	18.7
Investment banking	185,261	133,125	39.2	312,113	233,783	33.5
Asset management and service fees	172,914	144,567	19.6	335,653	289,099	16.1
Net interest	92,307	48,518	90.3	177,364	97,234	82.4
Other income	7,198	17,405	(58.6)	15,950	24,595	(35.1)
Total net revenues	$725,647	$652,145	11.3	$1,401,178	$1,272,119	10.1

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the growth of Stifel Bank in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment, as a result of the following acquisitions: ISM, which closed in May 2016; and City Securities, which closed in January 2017. The impact of the acquired businesses was partially offset by the sale of certain Sterne Agee businesses in July 2016.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2017, commission revenues decreased 5.4% to $172.3 million from $182.1 million in the comparable period in 2016. For the six months ended June 30, 2017, commission revenues decreased 8.6% to $347.5 million from $380.0 million in the comparable period in 2016. The decrease is primarily attributable to a decrease in agency transactions from the comparable period in 2016.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended June 30, 2017, principal transactions revenues decreased 24.3% to $95.7 million from $126.4 million in the comparable period in 2016.  For the six months ended June 30, 2017, principal transactions revenues decreased 14.1% to $212.6 million from $247.4 million in the comparable period in 2016. The decrease is primarily attributable to lower volumes, lower volatility, and a flattening yield curve.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2017, investment banking revenues increased 39.2% to $185.3 million from $133.1 million in the comparable period in 2016.

Capital raising revenues increased 54.8% to $102.8 million for the three months ended June 30, 2017 from $66.4 million in the comparable period in 2016. For the three months ended June 30, 2017, fixed income capital raising revenues increased 59.3% to $45.8 million from $28.8 million in the comparable period in 2016. For the three months ended June 30, 2017, equity capital raising revenues increased 51.4% to $57.0 million from $37.6 million in the comparable period in 2016.

Advisory fee revenues increased 23.6% to $82.5 million for the three months ended June 30, 2017 from $66.7 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

For the six months ended June 30, 2017, investment banking revenues increased 33.5% to $312.1 million from $233.8 million in the comparable period in 2016.

Capital raising revenues increased 47.6% to $176.7 million for the six months ended June 30, 2017 from $119.7 million in the comparable period in 2016. For the six months ended June 30, 2017, fixed income capital raising revenues increased 31.1% to $74.1 million from $56.5 million in the comparable period in 2016. For the six months ended June 30, 2017, equity capital raising revenues increased 62.4% to $102.6 million from $63.2 million in the comparable period in 2016.

Advisory fee revenues increased 18.7% to $135.4 million for the six months ended June 30, 2017 from $114.1 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

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

For the three months ended June 30, 2017, asset management and service fee revenues increased 19.6% to $172.9 million from $144.6 million in the comparable period in 2016. For the six months ended June 30, 2017, asset management and service fee revenues increased 16.1% to $335.7 million from $289.1 million in the comparable period in 2016. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash over the comparable periods in 2016. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended June 30, 2017, other income decreased 58.6% to $7.2 million from $17.4 million during the comparable period in 2016. For the six months ended June 30, 2017, other income decreased 35.1% to $16.0 million from $24.6 million during the comparable period in 2016. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,241,174	$9,022	2.91%	$1,265,357	$8,151	2.58%
Interest-earning assets (Stifel Bank)	13,116,470	95,625	2.92%	8,257,409	53,196	2.58%
Financial instruments owned	1,060,875	4,346	1.64%	1,057,614	4,519	1.71%
Other		(42)			(86)
Total interest revenue	$15,418,519	$108,951	2.83%	$10,580,380	$65,780	2.49%
Interest-bearing liabilities:
Short-term borrowings	$209,585	$963	1.84%	$264,414	$1,257	1.90%
Interest-bearing liabilities (Stifel Bank)	12,521,609	4,830	0.15%	7,921,409	4,660	0.24%
Stock loan	339,847	558	0.66%	284,145	1,133	1.59%
Senior notes (Stifel Financial)	800,000	8,140	4.07%	750,000	8,179	4.36%
Stifel Capital Trusts	67,500	502	2.97%	72,445	419	2.31%
Other		1,651			1,614
Total interest expense	$13,938,541	16,644	0.48%	$9,292,413	17,262	0.74%
Net interest margin/ interest spread		$92,307	2.35%		$48,518	1.74%
Net interest income			2.39%			1.83%

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,236,757	$17,205	2.78%	$1,259,996	$16,697	2.65%
Interest-earning assets (Stifel Bank)	12,876,909	183,290	2.85%	7,835,050	101,783	2.60%
Financial instruments owned	994,348	8,582	1.73%	917,945	9,017	1.96%
Other		827			1,110
Total interest revenue	$15,108,014	$209,904	2.78%	$10,012,991	$128,607	2.57%
Interest-bearing liabilities:
Short-term borrowings	$174,494	$1,493	1.71%	$215,319	$2,026	1.88%
Interest-bearing liabilities (Stifel Bank)	12,286,358	8,476	0.14%	7,541,924	7,496	0.20%
Stock loan	343,135	2,052	1.20%	246,246	1,944	1.58%
Senior notes (Stifel Financial)	800,000	16,280	4.07%	750,000	16,354	4.36%
Stifel Capital Trusts	67,500	969	2.87%	77,473	905	2.34%
Other		3,270			2,648
Total interest expense	$13,671,487	32,540	0.48%	$8,830,962	31,373	0.71%
Net interest margin/ interest spread		$177,364	2.30%		$97,234	1.86%
Net interest income			2.35%			1.94%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2017, net interest income increased to $92.3 million from $48.5 million during the comparable period in 2016. For the six months ended June 30, 2017, net interest income increased to $177.4 million from $97.2 million during the comparable period in 2016.

For the three months ended June 30, 2017, interest revenue increased 65.6% to $109.0 million from $65.8 million in the comparable period in 2016, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $13.1 billion during the three months ended June 30, 2017 compared to $8.3 billion during the comparable period in 2016 at average interest rates of 2.92% and 2.58%, respectively.

For the six months ended June 30, 2017, interest revenue increased 63.2% to $209.9 million from $128.6 million in the comparable period in 2016, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $12.9 billion during the six months ended June 30, 2017 compared to $7.8 billion during the comparable period in 2016 at average interest rates of 2.85% and 2.60%, respectively.

For the three months ended June 30, 2017, interest expense decreased 3.6% to $16.6 million from $17.3 million during the comparable period in 2016. For the six months ended June 30, 2017, interest expense increased 3.7% to $32.5 million from $31.4 million in the comparable period in 2016. The increase is primarily attributable to an increase in the cost to fund margin debits, an increase in interest-bearing liabilities at Stifel Bank, and an increase in stock loan.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$453,876	$460,023	(1.3)	$890,263	$871,136	2.2
Occupancy and equipment rental	57,892	58,746	(1.5)	110,437	116,002	(4.8)
Communications and office supplies	34,192	37,426	(8.6)	68,036	74,086	(8.2)
Commissions and floor brokerage	11,232	12,145	(7.5)	21,955	23,876	(8.0)
Other operating expenses	85,257	68,012	25.4	148,270	127,313	16.5
Total non-interest expenses	$642,449	$636,352	1.0	$1,238,961	$1,212,413	2.2

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

For the three months ended June 30, 2017, compensation and benefits expense decreased 1.3% to $453.9 million from $460.0 million during the comparable period in 2016.  For the six months ended June 30, 2017, compensation and benefits expense increased 2.2% to $890.3 million from $871.1 million during the comparable period in 2016. The increase for the year is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 62.5% and 63.5% for the three and six months ended June 30, 2017, respectively, compared to 70.5%  and 68.5% for the three and six months ended June 30, 2016, respectively. The decrease is primarily attributable to growth of higher margin business.

Occupancy and equipment rental – For the three months ended June 30, 2017, occupancy and equipment rental expense decreased 1.5% to $57.9 million from $58.7 million during the comparable period in 2016. For the six months ended June 30, 2017, occupancy and equipment rental expense decreased 4.8% to $110.4 million from $116.0 million during the comparable period in 2016. The decrease is primarily due to lower equipment costs, offset by an increase in rent expense.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2017, communications and office supplies expense decreased 8.6% to $34.2 million from $37.4 million during the second quarter of 2016. For the six months ended June 30, 2017, communications and office supplies expense decreased 8.2% to $68.0 million from $74.1 million during the comparable period in 2016. The decrease is primarily attributable to a decrease in quote equipment and office supplies as a result of cost saving initiatives.

Commissions and floor brokerage – For the three months ended June 30, 2017, commissions and floor brokerage expense decreased 7.5% to $11.2 million from $12.1 million during the comparable period in 2016. For the six months ended June 30, 2017, commissions and floor brokerage expense decreased 8.0% to $22.0 million from $23.9 million during the comparable period in 2016. The decrease is primarily attributable to a decrease in trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2017, other operating expenses increased 25.4% to $85.3 million from $68.0 million during the comparable period in 2016. For the six months ended June 30, 2017, other operating expenses increased 16.5% to $148.3 million from $127.3 million during the comparable period in 2016. The increase is primarily attributable to an increase in legal and FDIC insurance expenses, as well as the provision for loan losses at Stifel Bank.

Provision for income taxes – For the three and six months ended June 30, 2017, our provision for income taxes was $30.4 million and $43.9 million, representing an effective tax rate of 36.5% and 27.1%, respectively, compared to $6.0 million and $22.9 million for the comparable periods in 2016, representing an effective tax rate of 38.1% and 38.3%, respectively. The effective income tax rate for the three and six months ended June 30, 2017 was impacted by new accounting guidance associated with stock compensation. This new accounting guidance, which was adopted by our company on January 1, 2017, will continue to impact our effective income tax rate.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards for certain administrative employees, compensation expense associated with the expensing of restricted stocks awards with no continuing service requirements in conjunction with recent acquisitions, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations – Global Wealth Management

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$120,344	$127,241	(5.4)	26.6%	33.0%
Principal transactions	47,741	44,938	6.2	10.6	11.6
Brokerage revenues	168,085	172,179	(2.4)	37.2	44.6
Asset management and service fees	172,889	144,360	19.8	38.3	37.4
Investment banking	10,641	9,502	12.0	2.4	2.5
Interest	106,888	62,785	70.2	23.6	16.3
Other income	4,677	5,752	(18.7)	1.0	1.4
Total revenues	463,180	394,578	17.4	102.5	102.2
Interest expense	11,190	8,539	31.0	2.5	2.2
Net revenues	451,990	386,039	17.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	229,158	218,553	4.9	50.7	56.6
Occupancy and equipment rental	26,275	25,261	4.0	5.8	6.5
Communication and office supplies	13,957	14,547	(4.1)	3.1	3.8
Commissions and floor brokerage	4,947	3,952	25.2	1.1	1.0
Other operating expenses	24,416	18,673	30.8	5.4	4.9
Total non-interest expenses	298,753	280,986	6.3	66.1	72.8
Income before income taxes	$153,237	$105,053	45.9	33.9%	27.2%

	June 30, 2017	June 30, 2016
Branch offices (actual)	364	362
Financial advisors (actual)	2,158	2,164
Independent contractors (actual) (1)	119	127

(1)  On July 1, 2016, we sold the independent contractor business acquired with the Sterne Agee transaction in June 2015. As of June 30, 2016, there were 540 independent contractors in the disposed business unit that have been excluded from the table above.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$240,921	$258,794	(6.9)	26.9%	33.8%
Principal transactions	98,658	86,349	14.3	11.1	11.3
Brokerage revenues	339,579	345,143	(1.6)	38.0	45.1
Asset management and service fees	335,553	288,712	16.2	37.5	37.7
Investment banking	22,495	17,911	25.6	2.5	2.3
Interest	205,138	121,840	68.4	22.9	15.9
Other income	11,702	8,022	45.9	1.3	1.1
Total revenues	914,467	781,628	17.0	102.2	102.1
Interest expense	19,745	15,785	25.1	2.2	2.1
Net revenues	894,722	765,843	16.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	457,629	439,968	4.0	51.1	57.4
Occupancy and equipment rental	51,626	49,699	3.9	5.8	6.5
Communication and office supplies	28,237	28,323	(0.3)	3.2	3.7
Commissions and floor brokerage	9,879	10,346	(4.5)	1.1	1.4
Other operating expenses	52,062	39,120	33.1	5.8	5.1
Total non-interest expenses	599,433	567,456	5.6	67.0	74.1
Income before income taxes	$295,289	$198,387	48.8	33.0%	25.9%

NET REVENUES

For the three months ended June 30, 2017, Global Wealth Management net revenues increased 17.1% to a record $452.0 million from $386.0 million for the comparable period in 2016. For the six months ended June 30, 2017, Global Wealth Management net revenues increased 16.8% to a record $894.7 million from $765.8 million for the comparable period in 2016. The increase in net revenues for the three months ended June 30, 2017 over the comparable period in 2016, is primarily attributable to growth in asset management and service fees; an increase in net interest income, higher principal transaction and investment banking revenues, offset by a decrease in commission revenues and other income.

The increase in net revenues for the six months ended June 30, 2017 over the comparable period in 2016 is primarily attributable to growth in asset management and service fees; an increase in net interest income and higher principal transactions revenues, investment banking revenues, and other income, offset by a decrease in commission revenues.

Commissions – For the three months ended June 30, 2017, commission revenues decreased 5.4% to $120.3 million from $127.2 million in the comparable period in 2016. For the six months ended June 30, 2017, commission revenues decreased 6.9% to $240.9 million from $258.8 million in the comparable period in 2016. The decrease is primarily attributable to lower volumes as a result of the sale of certain Sterne Agee businesses in July 2016.

Principal transactions – For the three months ended June 30, 2017, principal transactions revenues increased 6.2% to $47.7 million from $44.9 million in the comparable period in 2016. For the six months ended June 30, 2017, principal transactions revenues increased 14.3% to $98.7 million from $86.3 million in the comparable period in 2016. The increase is primarily attributable to an increase in the fixed income brokerage activity.

Asset management and service fees – For the three months ended June 30, 2017, asset management and service fees increased 19.8% to $172.9 million from $144.4 million in the comparable period in 2016. For the six months ended June 30, 2017, asset management and service fees increased 16.2% to $335.6 million from $288.7 million in the comparable period in 2016. The increase is primarily a result of an increase in assets under management in our fee-based accounts, our continued expansion in the asset management business, and higher interest rates.

Fee-based account revenues for the three months ended June 30, 2017 and 2016 are primarily billed based on values as of March 31, 2017 and 2016, respectively. The value of assets in fee-based accounts including Asset Management at June 30, 2017 increased 20.9% to $79.2 billion from $65.5 billion at June 30, 2016.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 12.0% to $10.6 million for the three months ended June 30, 2017 from $9.5 million during the comparable period in 2016. For the six months ended June 30, 2017, investment banking revenues increased 25.6% to $22.5 million from $17.9 million during the comparable period in 2016. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2017, interest revenue increased 70.2% to $106.9 million from $62.8 million in the comparable period in 2016. For the six months ended June 30, 2017, interest revenue increased 68.4% to $205.1 million from $121.8 million during the comparable period in 2016. The increase is primarily due to a growth of interest-earning assets at Stifel Bank, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended June 30, 2017, other income decreased 18.7% to $4.7 million from $5.8 million during the comparable period in 2016. For the six months ended June 30, 2017, other income increased 45.9% to $11.7 million from $8.0 million during the comparable period in 2016.

Interest expense – For the three months ended June 30, 2017, interest expense increased 31.0% to $11.2 million from $8.5 million during the comparable period in 2016. For the six months ended June 30, 2017, interest expense increased 25.1% to $19.7 million from $15.8 million during the comparable period in 2016. The increase in interest expense is primarily attributable to an increase in borrowings to fund the increase in the client margin debit book from the comparable periods in 2016.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$129,095	$320	0.99%	$69,241	$84	0.48%
State and political subdivisions:
Non-taxable (1)	75,199	677	3.60	75,764	677	3.57
Mortgage-backed securities	1,956,075	10,578	2.16	1,905,703	9,780	2.05
Corporate bonds	929,105	5,268	2.27	621,129	3,425	2.21
Asset-backed securities	3,665,147	29,862	3.26	1,637,762	10,254	2.50
Federal Home Loan Bank ("FHLB") and other capital stock	67,472	191	1.13	51,569	310	2.41
Loans (2)
Securities-based loans	1,742,164	12,378	2.84	1,379,404	8,080	2.34
Commercial and industrial	1,960,889	18,451	3.76	1,335,122	11,941	3.58
Residential real estate	2,264,946	15,039	2.66	879,926	6,144	2.79
Commercial real estate	74,928	684	3.65	83,198	666	3.20
Consumer	43,108	435	4.04	33,879	282	3.33
Home equity lines of credit	14,973	137	3.66	13,843	105	3.03
Construction and land	16,223	154	3.80	7,667	63	3.30
Loans held for sale	177,146	1,451	3.28	163,202	1,385	3.39
Total interest-earning assets (3)	$13,116,470	$95,625	2.92%	$8,257,409	$53,196	2.58%
Cash and due from banks	16,905			6,065
Other non interest-earning assets	399,382			248,850
Total assets	$13,532,757			$8,512,324
Liabilities and stockholder's equity:
Deposits:
Money market	$11,389,900	$1,845	0.06%	$6,941,553	$1,767	0.10%
Demand deposits	189,495	26	0.05	154,786	29	0.07
Time deposits	3,106	16	2.06	10,566	48	1.83
Savings	4	—	—	18	—	0.05
FHLB advances	922,868	2,797	1.21	798,077	2,633	1.32
Other borrowings	16,236	146	3.60	16,409	183	4.46
Total interest-bearing liabilities (3)	12,521,609	4,830	0.15%	7,921,409	4,660	0.24%
Non interest-bearing liabilities	13,133			10,566
Other non-interest bearing liabilities	43,798			31,289
Total liabilities	12,578,540			7,963,264
Stockholder's equity	954,217			549,060
Total liabilities and stockholder's equity	$13,532,757			$8,512,324
Net interest spread		$90,795	2.76%		$48,536	2.34%
Net interest margin			2.77%			2.34%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$256,145	$1,094	0.85%	$189,585	$468	0.49%
State and political subdivisions:
Non-taxable (1)	75,269	1,355	3.60	75,834	1,354	3.57
Mortgage-backed securities	1,983,582	21,605	2.18	1,785,929	19,173	2.15
Corporate bonds	898,900	10,126	2.25	529,475	5,933	2.24
Asset-backed securities	3,475,178	54,965	3.16	1,571,491	19,768	2.52
FHLB and other capital stock	59,390	656	2.21	40,783	581	2.85
Loans (2)
Securities-based loans	1,708,554	23,243	2.72	1,366,759	17,162	2.51
Commercial and industrial	1,837,414	35,288	3.84	1,288,746	22,909	3.56
Residential real estate	2,257,249	29,620	2.62	705,105	9,971	2.83
Commercial real estate	76,633	1,337	3.49	83,879	1,263	3.01
Consumer	43,654	961	4.40	34,431	467	2.71
Home equity lines of credit	15,037	264	3.51	13,138	199	3.04
Construction and land	14,737	270	3.66	6,130	100	3.26
Loans held for sale	175,167	2,506	2.86	143,765	2,435	3.39
Total interest-earning assets (3)	$12,876,909	$183,290	2.85%	$7,835,050	$101,783	2.60%
Cash and due from banks	14,030			4,831
Other non interest-earning assets	371,618			249,224
Total assets	$13,262,557			$8,089,105
Liabilities and stockholder's equity:
Deposits:
Money market	$11,313,905	$3,572	0.06%	$6,783,372	$3,402	0.10%
Demand deposits	190,530	50	0.05	144,691	232	0.32
Time deposits	3,369	32	1.90	12,047	109	1.81
Savings	4	—	0.00	17	—	0.05
FHLB advances	762,271	4,516	1.18	585,368	3,392	1.16
Other borrowings	16,279	306	3.76	16,429	361	4.39
Total interest-bearing liabilities (3)	12,286,358	8,476	0.14%	7,541,924	7,496	0.20%
Non interest-bearing liabilities	12,816			12,047
Other non-interest bearing liabilities	24,750			33,955
Total liabilities	12,323,924			7,587,926
Stockholder's equity	938,633			501,179
Total liabilities and stockholder's equity	$13,262,557			$8,089,105
Net interest spread		$174,814	2.71%		$94,287	2.40%
Net interest margin			2.71%			2.40%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2017 compared to the three and six month periods ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$107	$129	$236	$203	$423	$626
State and political - non-taxable	(10)	10	—	(10)	11	1
Mortgage-backed securities	263	535	798	2,149	283	2,432
Corporate bonds	1,744	99	1,843	4,162	31	4,193
Asset-backed securities	15,770	3,838	19,608	29,030	6,167	35,197
FHLB and other capital stock	166	(285)	(119)	148	(73)	75
Loans
Securities-based loans	2,375	1,923	4,298	4,560	1,521	6,081
Commercial and industrial	5,860	650	6,510	10,413	1,966	12,379
Residential real estate	9,181	(286)	8,895	20,314	(665)	19,649
Commercial real estate	(43)	61	18	(88)	162	74
Consumer	86	67	153	148	346	494
Home equity lines of credit	9	23	32	31	34	65
Construction and land	80	11	91	156	14	170
Loans held for sale	321	(255)	66	246	(175)	71
	$35,909	$6,520	$42,429	$71,462	$10,045	$81,507
Interest expense:
Deposits:
Money market	$3,328	$(3,250)	$78	$3,353	$(3,183)	$170
Demand deposits	17	(20)	(3)	111	(293)	(182)
Time deposits	(38)	6	(32)	(84)	7	(77)
FHLB advances	342	(178)	164	1,046	78	1,124
Other borrowings	(2)	(35)	(37)	(3)	(52)	(55)
	$3,647	$(3,477)	$170	$4,423	$(3,443)	$980

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

For the three months ended June 30, 2017, interest revenue of $95.6 million was generated from average interest-earning assets of $13.1 billion at an average interest rate of 2.92%. Interest revenue of $53.2 million for the comparable period in 2016 was generated from average interest-earning assets of $8.3 billion at an average interest rate of 2.58%.

For the six months ended June 30, 2017, interest revenue of $183.3 million was generated from average interest-earning assets of $12.9 billion at an average interest rate of 2.85%. Interest revenue of $101.8 million for the comparable period in 2016 was generated from average interest-earning assets of $7.8 billion at an average interest rate of 2.60%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2017 was $12.5 billion at an average interest rate of 0.15%. The average balance of interest-bearing liabilities for the comparable period in 2016 was $7.9 billion at an average interest rate of 0.24%. The average balance of interest-bearing liabilities during the six months ended June 30, 2017 was $12.3 billion at an average interest rate of 0.14%. The average balance of interest-bearing liabilities for the comparable period in 2016 was $7.5 billion at an average interest rate of 0.20%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2017, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $12.1 billion compared to $7.9 billion at June 30, 2016.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2017, Global Wealth Management non-interest expenses increased 6.3% to $298.8 million from $281.0 million for the comparable period in 2016. For the six months ended June 30, 2017, Global Wealth Management non-interest expenses increased 5.6% to $599.4 million from $567.5 million for the comparable period in 2016.

Compensation and benefits – For the three months ended June 30, 2017, compensation and benefits expense increased 4.9% to $229.2 million from $218.6 million during the comparable period in 2016. For the six months ended June 30, 2017, compensation and benefits expense increased 4.0% to $457.6 million from $440.0 million during the comparable period in 2016. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 50.7% and 51.1% for the three and six months ended June 30, 2017, respectively, compared to 56.6% and 57.4% for the comparable periods in 2016, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2017, occupancy and equipment rental expense increased 4.0% to $26.3 million from $25.3 million during the comparable period in 2016. For the six months ended June 30, 2017, occupancy and equipment rental expense increased 3.9% to $51.6 million from $49.7 million during the comparable period in 2016.

Communications and office supplies – For the three months ended June 30, 2017, communications and office supplies expense decreased 4.1% to $14.0 million from $14.5 million during the comparable period in 2016. For the six months ended June 30, 2017, communications and office supplies expense decreased 0.3% to $28.2 million from $28.3 million during the comparable period in 2016.

Commissions and floor brokerage – For the three months ended June 30, 2017, commissions and floor brokerage expense increased 25.2% to $4.9 million from $4.0 million during the comparable period in 2016. For the six months ended June 30, 2017, commissions and floor brokerage expense decreased 4.5% to $9.9 million from $10.3 million during the comparable period in 2016. The decrease is consistent with the decrease in commission revenues.

Other operating expenses – For the three months ended June 30, 2017, other operating expenses increased 30.8% to $24.4 million from $18.7 million during the comparable period in 2016. For the six months ended June 30, 2017, other operating expenses increased 33.1% to $52.1 million from $39.1 million during the comparable period in 2016. The increase in other operating expenses is primarily attributable to an increase in FDIC insurance and the provision for loan loss as a result of the growth of Stifel Bank.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2017, income before income taxes increased 45.9% to $153.2 million from $105.1 million during the comparable period in 2016. For the six months ended June 30, 2017, income before income taxes increased 48.8% to $295.3 million from $198.4 million during the comparable period in 2016.

Profit margins (income before income taxes as a percent of net revenues) have increased to 33.9% and 33.0% for the three and six months ended for the three months ended June 30, 2017 from 27.2% and 25.9% during the comparable periods in 2016 as a result of an increase in revenue and the sale of the Sterne Agee independent contractor business, which operated at lower margins than private client business.

Results of Operations – Institutional Group

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$51,920	$54,864	(5.4)	18.8%	21.0%
Principal transactions	47,962	81,488	(41.1)	17.4	31.2
Brokerage revenues	99,882	136,352	(26.7)	36.2	52.2
Capital raising	92,159	56,100	64.3	33.4	21.5
Advisory fees	82,461	67,523	22.1	29.8	25.9
Investment banking	174,620	123,623	41.3	63.2	47.4
Interest	3,901	3,263	19.6	1.4	1.3
Other income	1,580	1,044	51.3	0.6	0.4
Total revenues	279,983	264,282	5.9	101.4	101.3
Interest expense	3,830	3,362	13.9	1.4	1.3
Net revenues	276,153	260,920	5.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	164,532	153,371	7.3	59.6	58.8
Occupancy and equipment rental	11,700	12,303	(4.9)	4.2	4.7
Communication and office supplies	15,515	17,618	(11.9)	5.6	6.8
Commissions and floor brokerage	6,285	7,841	(19.8)	2.3	3.0
Other operating expenses	25,229	27,373	(7.8)	9.1	10.5
Total non-interest expenses	223,261	218,506	2.2	80.8	83.8
Income before income taxes	$52,892	$42,414	24.7	19.2%	16.2%

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$106,617	$121,240	(12.1)	20.8%	24.1%
Principal transactions	113,902	161,026	(29.3)	22.2	32.1
Brokerage revenues	220,519	282,266	(21.9)	43.0	56.2
Capital raising	154,221	100,995	52.7	30.0	20.1
Advisory fees	135,397	114,876	17.9	26.4	22.9
Investment banking	289,618	215,871	34.2	56.4	43.0
Interest	7,545	7,247	4.1	1.5	1.4
Other income	3,427	3,097	10.7	0.6	0.7
Total revenues	521,109	508,481	2.5	101.5	101.3
Interest expense	7,489	6,285	19.2	1.5	1.3
Net revenues	513,620	502,196	2.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	308,172	303,989	1.4	60.0	60.5
Occupancy and equipment rental	23,644	25,675	(7.9)	4.6	5.1
Communication and office supplies	30,910	33,596	(8.0)	6.0	6.7
Commissions and floor brokerage	12,076	13,531	(10.8)	2.4	2.7
Other operating expenses	46,054	53,700	(14.2)	8.9	10.7
Total non-interest expenses	420,856	430,491	(2.2)	81.9	85.7
Income before income taxes	$92,764	$71,705	29.4	18.1%	14.3%

NET REVENUES

For the three months ended June 30, 2017, Institutional Group net revenues increased 5.8% to $276.2 million from $260.9 million for the comparable period in 2016.  For the six months ended June 30, 2017, Institutional Group net revenues increased 2.3% to $513.6 million from $502.2 million during the comparable period in 2016.

The increase in net revenues for the three and six months ended June 30, 2017 over the comparable periods in 2016 was primarily attributable to an increase in capital raising and advisory fees, offset by a decrease in fixed income and equity brokerage revenues.

Commissions – For the three months ended June 30, 2017, commission revenues decreased 5.4% to $51.9 million from $54.9 million in the comparable period in 2016. For the six months ended June 30, 2017, commission revenues decreased 12.1% to $106.6 million from $121.2 million in the comparable period in 2016.

Principal transactions – For the three months ended June 30, 2017, principal transactions revenues decreased 41.1% to $48.0 million from $81.5 million in the comparable period in 2016. For the six months ended June 30, 2017, principal transaction revenues decreased 29.3% to $113.9 million from $161.0 million in the comparable period in 2016.

Brokerage revenues – For the three months ended June 30, 2017, institutional brokerage revenues decreased 26.7% to $99.9 million from $136.4 million in the comparable period in 2016. For the six months ended June 30, 2017, institutional brokerage revenues decreased 21.9% to $220.5 million from $282.3 million in the comparable period in 2016.

For the three months ended June 30, 2017, fixed income institutional brokerage revenues decreased 39.7% to $49.0 million from $81.3 million in the comparable period in 2016. For the six months ended June 30, 2017, fixed income brokerage revenues decreased 29.8% to $115.8 million from $165.0 million in the comparable period in 2016. The decrease is primarily attributable to lower fixed income trading volumes from the comparable period in 2016.

For the three months ended June 30, 2017, equity institutional brokerage revenues decreased 7.5% to $50.9 million from $55.0 million during the comparable period in 2016. For the six months ended June 30, 2017, equity brokerage revenues decreased 10.7% to $104.7 million from $117.3 million during the comparable period in 2016. The decrease is primarily attributable to reduced market volatility and investor uncertainty.

Investment banking – For the three months ended June 30, 2017, investment banking revenues increased 41.3% to $174.6 million from $123.6 million during the comparable period in 2016. For the six months ended June 30, 2017, investment banking revenues increased 34.2% to $289.6 million from $215.9 million during the comparable period in 2016. The increase is primarily attributable to an increase in equity and fixed income capital raising revenues and advisory fee revenues.

For the three months ended June 30, 2017, capital raising revenues increased 64.3% to $92.2 million from $56.1 million in the comparable period in 2016. For the six months ended June 30, 2017, capital raising revenues increased 52.7% to $154.2 million from $101.0 million in the comparable period in 2016.

For the three months ended June 30, 2017, fixed income capital raising revenues increased 69.7% to $47.1 million from $27.8 million during the comparable period in 2016. For the six months ended June 30, 2017, fixed income capital raising revenues increased 39.7% to $75.2 million from $53.8 million during the comparable period in 2016. The increase is primarily attributable to an increase in the municipal bond origination business.

For the three months ended June 30, 2017, equity capital raising revenues increased 58.9% to $45.1 million from $28.3 million during the comparable period in 2016. For the six months ended June 30, 2017, equity capital raising revenues increased 67.5% to $79.0 million from $47.2 million during the comparable period in 2016. The increase was primarily attributable to a increase in the number of transactions over the comparable period in 2016.

For the three months ended June 30, 2017, advisory fee revenues increased 22.1% to $82.5 million from $67.5 million in the comparable period in 2016. For the six months ended June 30, 2017, advisory fees increased 17.9% to $135.4 million from $114.9 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

Interest – For the three months ended June 30, 2017, interest increased 19.6% to $3.9 million from $3.3 million in the comparable period in 2016. For the six months ended June 30, 2017, interest increased 4.1% to $7.5 million from $7.2 million during the comparable period in 2016.

Other income – For the three months ended June 30, 2017, other income increased 51.3% to $1.6 million from $1.0 million in the comparable period in 2016. For the six months ended June 30, 2017, other income increased 10.7% to $3.4 million from $3.1 million during the comparable period in 2016.

Interest expense – For the three months ended June 30, 2017, interest expense increased 13.9% to $3.8 million from $3.4 million in the comparable period in 2016. For the six months ended June 30, 2017, interest expense increased 19.2% to $7.5 million from $6.3 million in the comparable period in 2016.

NON-INTEREST EXPENSES

For the three months ended June 30, 2017, Institutional Group non-interest expenses increased 2.2% to $223.3 million from $218.5 million for the comparable period in 2016. For the six months ended June 30, 2017, Institutional Group non-interest expenses decreased 2.2% to $420.9 million from $430.5 million during the comparable period in 2016.

Compensation and benefits – For the three months ended June 30, 2017, compensation and benefits expense increased 7.3% to $164.5 million from $153.4 million during the comparable period in 2016. For the six months ended June 30, 2017, compensation and benefits expense increased 1.4% to $308.2 million from $304.0 million during the comparable period in 2016. The increase is principally due to an increase in variable compensation as a result of higher revenues, offset by a decrease in fixed compensation.

Compensation and benefits expense as a percentage of net revenues was 59.6% and 60.0% for the three and six months ended June 30, 2017, respectively, compared to 58.8% and 60.5% for comparable periods in 2016, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2017, occupancy and equipment rental expense decreased 4.9% to $11.7 million from $12.3 million during the comparable period in 2016. For the six months ended June 30, 2017, occupancy and equipment rental expense decreased 7.9% to $23.6 million from $25.7 million during the comparable period in 2016. The decrease is primarily attributable to lower data processing equipment rental expense, offset by an increase in rent expense.

Communications and office supplies – For the three months ended June 30, 2017, communications and office supplies expense decreased 11.9% to $15.5 million from $17.6 million during the comparable period in 2016. For the six months ended June 30, 2017, communications and office supplies expense decreased 8.0% to $30.9 million from $33.6 million during the comparable period in 2016. The decrease is primarily attributable to a decline in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended June 30, 2017, commissions and floor brokerage expense decreased 19.8% to $6.3 million from $7.8 million during the comparable period in 2016. For the six months ended June 30, 2017, commissions and floor brokerage expense decreased 10.8% to $12.1 million from $13.5 million during the comparable period in 2016. The decrease is primarily attributable to a decline in trading volumes.

Other operating expenses – For the three months ended June 30, 2017, other operating expenses decreased 7.8% to $25.2 million from $27.4 million during the comparable period in 2016. For the six months ended June 30, 2017, other operating expenses decreased 14.2% to $46.1 million from $53.7 million during the comparable period in 2016. The decrease is primarily attributable to a decline in legal expenses and travel and promotion expenses, offset by an increase in professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2017, income before income taxes for the Institutional Group segment increased 24.7% to $52.9 million from $42.4 million during the comparable period in 2016. For the six months ended June 30, 2017, income before income taxes for the Institutional Group segment increased 29.4% to $92.8 million from $71.7 million during the comparable period in 2016. Profit margins (income before income taxes as a percentage of net revenues) have improved to 19.2% and 18.1% for the three and six months ended June 30, 2017, respectively, from 16.2% and 14.3% during the comparable periods in 2016, respectively, as a result of an increase in revenues and a decrease in expenses.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2017 Compared with Three and Six Months Ended June 30, 2016

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net revenues	$(2,496)	$5,186	(148.1)	$(7,164)	$4,080	(275.6)
Non-interest expenses:
Compensation and benefits	60,186	88,099	(31.7)	124,462	127,178	(2.1)
Other operating expenses	60,249	48,761	23.6	94,210	87,288	7.9
Total non-interest expenses	120,435	136,860	(12.0)	218,672	214,466	2.0
Loss before income taxes	$(122,931)	$(131,674)	(6.6)%	$(225,836)	$(210,386)	7.3%

The other segment includes expenses related to the Company’s acquisition strategy and the investments made in the Company’s infrastructure and control environment.

The expenses relating to the Company’s acquisition strategy, which are included in the other segment, consists of stock-based compensation and operating costs from our various acquisitions. The following shows the expenses that are part of the other segment related to acquisitions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$7,971	$50,136	(84.1)	$22,312	$66,565	(66.5)
Other operating expenses	26,849	18,355	46.3	32,174	28,475	13.0
Total non-interest expenses	$34,820	$68,491	(49.2)%	$54,486	$95,040	(42.7)%

The above expenses are related to the acquisitions of City Securities in 2017, Eaton Partners and ISM in 2016, and Barclays and Sterne Agee in 2015 and include signing bonuses, amortization of restricted stock awards and promissory notes issued as retention, professional fees, and amortization of intangible assets acquired.

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$52,215	$37,963	37.5	$102,150	$60,613	68.5
Other operating expenses	33,400	30,406	9.8	62,036	58,813	5.5
Total non-interest expenses	$85,615	$68,369	25.2%	$164,186	$119,426	37.5%

Non-interest expenses for the three months ended June 30, 2017 increased 25.2% from the comparable period in 2016. The increase consisted of a 37.5% increase in compensation and benefits and a 9.8% increase in other operating expenses. Non-interest expenses for the six months ended June 30, 2017 increased 37.5% from the comparable period in 2016. The increase consisted of a 68.5% increase in compensation and benefits and a 5.5% increase in other operating expenses. These increases are primarily attributable to the building out of our infrastructure and our regulatory compliance enhancement measures and an increase in costs associated with previously disclosed legal matters.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2017, our total assets increased 2.1% to $19.5 billion from $19.1 billion at December 31, 2016. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2017, our liabilities were comprised primarily of deposits of $12.1 billion at Stifel Bank, payables to customers of $821.4 million at our broker-dealer subsidiaries, senior notes of $796.3 million, net of debt issuance costs, Federal Home Loan Bank advances of $790.0 million, accounts payable and accrued expenses of $370.1 million, accrued employee compensation of $244.7 million, borrowings of $105.0 million, and trust preferred securities of $67.5 million. To meet our obligations to clients and operating needs, we had $678.1 million in cash and cash equivalents at June 30, 2017. We also had client brokerage receivables of $1.4 billion and $6.3 billion in loans (including loans held for sale) at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $234.8 million to $678.1 million at June 30, 2017, from $912.9 million at December 31, 2016. Operating activities provided $610.9 million of cash primarily due to an increase in operating assets and liabilities and net income recognized during the six months ended June 30, 2017. Investing activities used cash of $1.1 billion due to the growth of our investment portfolio, growth of the loan portfolio, fixed asset purchases, and business acquisitions, offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $276.0 million principally due to an increase in bank deposits and proceeds received from FHLB advances, offset by repayments of our short-term borrowings and a decrease in securities loaned. In addition, new accounting guidance associated with stock-based compensation requires us to show cash payments to taxing authorities made on an employee's behalf for withheld shares as a financing activity on the consolidated statement of cash flows.

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

As of June 30, 2017, we had $19.5 billion in assets, $9.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2017	December 31, 2016	Average Conversion
Cash and cash equivalents	$678,054	$912,932
Receivables from brokers, dealers, and clearing organizations	358,760	1,024,752	5 days
Securities purchased under agreements to resell	478,091	248,588	1 day
Financial instruments owned at fair value	1,062,503	923,090	3 days
Available-for-sale securities at fair value	3,455,373	3,181,313	4 days
Held-to-maturity securities at amortized cost	3,307,970	3,038,405	3 days
Investments	99,802	76,768	10 days
Total cash and assets readily convertible to cash	$9,440,553	$9,405,848

As of June 30, 2017 and December 31, 2016, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2017		December 31, 2016
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$93,881	$—	$67,672	$—
Financial instruments owned at fair value	243,999	490,505	268,546	753,897
Available-for-sale securities at fair value	—	3,837,178	—	3,725,972
Investments	—	—	—	40,000
	$337,880	$4,327,683	$336,218	$4,519,869

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million.

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

At June 30, 2017, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2017, available cash and highly liquid investments comprised approximately 22% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $678.1 million of cash and cash equivalents at June 30, 2017, compared to $912.9 million at December 31, 2016. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.5 billion in available-for-sale investment securities at June 30, 2017, compared to $3.2 billion at December 31, 2016. As of June 30, 2017, the weighted-average life of the investment securities portfolio was approximately 1.8 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2017, we had $12.1 billion in deposits compared to $11.5 billion at December 31, 2016. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, securities lending arrangements, advances from the Federal Home Loan Bank, term loans, and committed bank line financing on an unsecured basis. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition.

Our uncommitted secured lines of credit at June 30, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $444.4 million during the six months ended June 30, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2017, our uncommitted secured lines of credit off $105.0 million were collateralized by company-owned securities valued at $242.2 million.

The Federal Home Loan advances of $790.0 million as of June 30, 2017 are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2017 on these advances is 1.21% and 1.18%, respectively. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Unsecured short-term borrowings – On April 26, 2017, we amended our existing Credit Agreement, whereby increasing our revolving credit facility to $200.0 million. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $3.6 billion at June 30, 2017 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2017, outstanding FHLB advances were $790.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $1.7 billion with the Fed’s discount window at June 30, 2017. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $12.1 billion at June 30, 2017.

Public Offering of Senior Notes –On July 15, 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024 (the “2014 Notes”). Interest on the 2014 Notes is payable semi-annually in arrears. We may redeem the 2014 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2014, we received a BBB- rating on the 2014 Notes.

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

On July 11, 2016, the Company completed the pricing of an additional $200.0 million in aggregate principal amount of the Company’s 2014 Notes. The 2014 Notes mature in July 2024 and bear interest at 4.250%, payable semi-annually in arrears in January and July.

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

We have paid $33.1 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2017. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2017, and the years ended December 31, 2018, 2019, 2020, 2021, and thereafter are $46.0 million, $78.8 million, $63.3 million, $48.4 million, $38.5 million, and $97.5 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At June 30, 2017, the total number of stock units outstanding was 19.6 million, of which 16.2 million were unvested. At June 30, 2017, the total number of performance-based restricted stock units was 0.6 million, of which all were unvested. At June 30, 2017, there was unrecognized compensation cost for stock units of approximately $361.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining six months in 2017, and the years ended December 31, 2018, 2019, 2020, 2021, and thereafter are $53.0 million, $91.4 million, $73.7 million, $61.4 million, $38.3 million, and $43.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2017, Stifel had net capital of $276.3 million, which was 17.7% of aggregate debit items and $245.0 million in excess of its minimum required net capital. At June 30, 2017, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2017, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2017, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration, and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Topic 450 (“Topic 450”), “Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires us to use significant judgment, and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item I, “Legal Proceedings,” in Part II of this report for information on our legal, regulatory, and arbitration proceedings.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the six months ending June 30, 2017 of $4.7 million, and anticipate cumulative future cash savings of $85.5 million as of result of the tax amortization of goodwill.

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

We have adopted policies and procedures concerning Enterprise Risk Management. The Risk Management/Corporate Governance Committee of the Board of Directors, in exercising its oversight of management's activities, conducts periodic reviews and discussions with management regarding the guidelines and policies governing the processes by which risk assessment and risk management are handled.

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

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on our interest-earning assets (including client loans, stock borrow activities, investments, inventories, and resale agreements) and our funding sources (including client cash balances, FHLB advances, stock lending activities, bank borrowings, and repurchase agreements), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to our company, with the rates generally fluctuating in parallel.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2017, and the daily VaR at June 30, 2017 and December 31, 2016 (in thousands):

	Six Months Ended June 30, 2017			VAR Calculation at
	High	Low	Daily Average	June 30, 2017	December 31, 2016
Daily VaR	$6,048	$1,905	$3,617	$5,829	$3,775

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

The following table illustrates the estimated change in net interest margin at June 30, 2017, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	9.8%
+100	5.0
0	—
-100	(18.7)
-200	(26.8)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at June 30, 2017 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$4,363,968	$149,919	$1,603,539	$508,293
Securities	4,275,223	300,299	1,257,472	1,000,270
Interest-bearing cash	278,281	—	—	—
	8,917,472	450,218	2,861,011	1,508,563
Interest-bearing liabilities:
Transaction accounts and savings	11,170,425	18,159	862,273	—
Certificates of deposit	1,060	470	1,322	—
Borrowings	790,000	—	—	16,236
	11,961,485	18,629	863,595	16,236
GAP	(3,044,013)	431,589	1,997,416	1,492,327
Cumulative GAP	$(3,044,013)	$(2,612,424)	$(615,008)	$877,319

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion, and the fair value of the collateral that had been sold or repledged was $244.0 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 2, Part I and “Legal Proceedings” in Item 1, Part II of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the FCA in the United Kingdom. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

April 1 - 30, 2017	—	$—	—	7,429,035
May 1 - 31, 2017	250,000	44.06	250,000	7,179,035
June 1 - 30, 2017	46,573	42.56	46,573	7,132,462
	296,573	$43.83	296,573

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

Date:  August 8, 2017