Form 10-Q
period 2017-09-30
STIFEL FINANCIAL CORP
filed 2017-11-08
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on November 1, 2017, was 68,467,283.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2017	December 31, 2016
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$588,916	$912,932
Cash segregated for regulatory purposes	25,175	73,235
Receivables:
Brokerage clients, net	1,290,031	1,415,936
Brokers, dealers, and clearing organizations	335,913	1,024,752
Securities purchased under agreements to resell	458,335	248,588
Financial instruments owned, at fair value	1,065,503	925,045
Available-for-sale securities, at fair value	3,694,298	3,181,313
Held-to-maturity securities, at amortized cost	3,554,765	3,038,405
Loans held for sale, at lower of cost or market	166,335	228,588
Bank loans, net	6,783,078	5,591,190
Investments, at fair value	112,649	133,563
Fixed assets, net	174,640	172,828
Goodwill	968,609	962,282
Intangible assets, net	112,019	116,304
Loans and advances to financial advisors and other employees, net	376,429	396,318
Deferred tax assets, net	204,658	225,453
Other assets	572,727	482,624
Total Assets	$20,484,080	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	September 30, 2017	December 31, 2016
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$747,420	$842,014
Brokers, dealers, and clearing organizations	419,760	523,107
Drafts	77,362	94,451
Securities sold under agreements to repurchase	155,396	268,546
Bank deposits	12,883,961	11,527,483
Financial instruments sold, but not yet purchased, at fair value	749,323	699,032
Accrued compensation	330,655	295,354
Accounts payable and accrued expenses	455,689	400,570
Federal Home Loan Bank advances	790,000	500,000
Borrowings	78,000	377,000
Senior notes	796,609	795,891
Debentures to Stifel Financial Capital Trusts	67,500	67,500
Total liabilities	17,551,675	16,390,948
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; 6,000 shares issued	150,000	150,000
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 69,690,856 and 69,507,842 shares, respectively	10,400	10,426
Additional paid-in-capital	1,800,424	1,840,551
Retained earnings	1,047,859	876,958
Accumulated other comprehensive loss	(17,534)	(39,042)
	2,991,149	2,838,893
Treasury stock, at cost, 1,273,936 and 2,866,492 shares, respectively	(58,744)	(100,485)
Total Shareholders’ Equity	2,932,405	2,738,408
Total Liabilities and Shareholders’ Equity	$20,484,080	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Commissions	$162,612	$171,272	$510,150	$551,306
Principal transactions	87,010	117,002	299,570	364,376
Investment banking	181,904	144,799	494,017	378,582
Asset management and service fees	179,848	144,206	515,501	433,305
Interest	117,862	74,881	327,766	203,488
Other income	9,558	9,209	25,508	33,804
Total revenues	738,794	661,369	2,172,512	1,964,861
Interest expense	17,625	19,383	50,165	50,756
Net revenues	721,169	641,986	2,122,347	1,914,105
Non-interest expenses:
Compensation and benefits	448,410	434,236	1,338,673	1,305,372
Occupancy and equipment rental	57,427	62,453	167,864	178,455
Communications and office supplies	34,650	31,182	102,686	105,268
Commissions and floor brokerage	11,232	10,777	33,187	34,653
Other operating expenses	61,311	75,356	209,581	202,669
Total non-interest expenses	613,030	614,004	1,851,991	1,826,417
Income from operations before income tax expense	108,139	27,982	270,356	87,688
Provision for income taxes	41,603	10,168	85,497	33,048
Net income	66,536	17,814	184,859	54,640
Preferred dividends	2,343	1,563	7,031	1,563
Net income available to common shareholders	$64,193	$16,251	$177,828	$53,077

Earnings per common share:
Basic	$0.94	$0.24	$2.60	$0.79
Diluted	$0.79	$0.21	$2.21	$0.69
Weighted-average number of common shares outstanding:
Basic	68,522	66,482	68,488	66,950
Diluted	80,881	77,544	80,562	76,612

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$66,536	$17,814	$184,859	$54,640
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains on available-for-sale securities (2)	4,736	4,494	12,283	14,915
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	439	1,633	1,348	2,942
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	183	4,279	698	(4,128)
Foreign currency translation adjustment	2,644	(1,036)	7,178	(8,315)
Total other comprehensive income, net of tax	8,002	9,370	21,507	5,414
Comprehensive income	$74,538	$27,184	$206,366	$60,054

(1)

Net of tax expense of $5.0 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively. Net of tax expense of $13.5 million and tax expense of $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	There were no reclassifications to earnings during the three and nine months ended September 30, 2017 and 2016, respectively.
(3)

Amounts are net of reclassifications to earnings of gains of $0.7 million and losses of $1.4 million for the three months ended September 30, 2017 and 2016, respectively. Amounts are net of reclassifications to earnings of losses of $0.8 million and $4.3 million for the nine months ended September 30, 2017 and 2016, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$184,859	$54,640
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	26,976	31,928
Amortization of loans and advances to financial advisors and other employees	69,393	53,046
Amortization of premium on investment portfolio	11,248	8,561
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	19,025	11,402
Amortization of intangible assets	9,092	10,558
Deferred income taxes	14,875	26,448
Tax deficit from stock-based compensation	—	5,797
Stock-based compensation	81,613	149,093
(Gains)/losses on sale of investments	(2,888)	3,680
Gain on extinguishment of Stifel Financial Capital Trust	—	(5,607)
Other, net	2,377	4,479
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	48,060	226,903
Receivables:
Brokerage clients	125,905	149,744
Brokers, dealers, and clearing organizations	689,648	36,681
Securities purchased under agreements to resell	(209,747)	(137,404)
Financial instruments owned, including those pledged	(139,205)	(399,342)
Loans originated as held for sale	(1,152,654)	(1,919,714)
Proceeds from mortgages held for sale	1,194,709	1,893,352
Loans and advances to financial advisors and other employees	(46,699)	(61,660)
Other assets	(77,373)	(135,030)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(94,594)	(69,064)
Brokers, dealers, and clearing organizations	63,554	(42,812)
Drafts	(17,089)	(123,948)
Financial instruments sold, but not yet purchased	50,291	144,013
Other liabilities and accrued expenses	91,896	(95,292)
Net cash provided by/(used in) operating activities	$943,272	$(179,548)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$850,102	$140,453
Calls and principal paydowns of held-to-maturity securities	193,140	163,913
Sale or maturity of investments	25,394	33,615
Disposition of business, net	—	12,597
Increase in bank loans, net	(1,202,124)	(1,821,877)
Payments for:
Purchase of available-for-sale securities	(1,350,033)	(1,637,419)
Purchase of held-to-maturity securities	(712,450)	(551,984)
Purchase of investments	(1,592)	(9,873)
Purchase of fixed assets	(21,153)	(21,315)
Acquisitions, net of cash received	(6,743)	(71,924)
Net cash used in investing activities	(2,225,459)	(3,763,814)
Cash Flows From Financing Activities:
Proceeds from/(repayments of) borrowings, net	(299,000)	145,116
Proceeds from Federal Home Loan Bank advances, net	290,000	352,000
Payment of contingent consideration	(13,328)	—
Proceeds from issuance of senior notes, net	—	201,632
Proceeds from issuance of preferred stock, net	—	145,275
Decrease in securities sold under agreements to repurchase	(113,150)	(16,940)
Increase in bank deposits, net	1,356,478	3,247,085
Increase/(decrease) in securities loaned	(166,901)	69,055
Tax deficit from stock-based compensation	—	(5,797)
Restricted stock conversions	(76,242)	(47,507)
Proceeds from stock option exercises	—	214
Repurchase of common stock	(12,998)	(113,462)
Cash dividends on preferred stock	(7,031)	(1,563)
Cash dividends on common stock	(6,835)	—
Extinguishment of Stifel Financial Capital Trust	—	(9,393)
Repayment of senior notes	—	(150,000)
Net cash provided by financing activities	950,993	3,815,715
Effect of exchange rate changes on cash	7,178	(8,315)
Decrease in cash and cash equivalents	(324,016)	(135,962)
Cash and cash equivalents at beginning of period	912,932	811,019
Cash and cash equivalents at end of period	$588,916	$675,057
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$18,591	$22,063
Cash paid for interest	49,901	46,617
Noncash financing activities:
Unit grants, net of forfeitures	55,941	158,345
Issuance of common stock for acquisitions	9,352	11,427

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

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. During the first quarter of 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Amounts previously reported for the three and nine months ended September 30, 2016 have been restated as required upon adoption of the ASU. See Note 2 for further discussion.

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

We adopted the guidance in the update on January 1, 2017, and during the nine months ended September 30, 2017 recognized an excess tax benefit from stock-based compensation of $17.4 million in the provision for income taxes on the accompanying consolidated statements of operations (adopted prospectively). Excess tax benefits from stock based compensation are now classified in operating activities on the accompanying consolidated statement of cash flows instead of being separately stated in financing activities for the nine months ended September 30, 2017 (adopted prospectively). Cash paid to a tax authority by our company when withholding shares from an employee’s award for tax-withholding purposes are now classified as a financing activity in the accompanying consolidated statement of cash flows (adopted retrospectively). We reclassified $47.5 million from operating activities to financing activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2016 pertaining to shares withheld from employee awards for tax withholding purposes. Following the adoption of ASU 2016-09, we will continue to estimate forfeitures.

Recently Issued Accounting Guidance

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The guidance is effective for fiscal years beginning after December 15, 2018 (January 1, 2019). Early adoption is permitted. The guidance requires a modified retrospective transition method in which a company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. We are currently evaluating the effect that the new guidance will have on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” that requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company). Early adoption is permitted. We have been closely monitoring FASB activity related to the new standard. During the second half of 2016, we began developing a plan regarding the evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We also made progress on our contract reviews and detailed policy drafting. Based on our evaluation, we expect to adopt the requirements of the new standard in the first quarter of 2019 using the modified retrospective approach.

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

We have been closely monitoring FASB activity related to the new standard. Our implementation efforts include the identification of revenue within the scope of the guidance, and the potential impact on its consolidated results of operations and disclosures. Our implementation efforts include the identification of revenue and associated costs within the scope of the guidance, as well as the evaluation of revenue contracts, and any changes to existing revenue recognition policies. While we have not yet identified any material changes in the timing of revenue recognition, our review is ongoing, and we continue to evaluate the presentation of certain contract costs (whether presented gross or offset against revenue). Based on our implementation work to date, we expect that we will be required to present certain underwriting costs (currently offset against Investment banking revenues) gross as non-interest expense upon adoption. The current broker dealer industry treatment of the timing of performance fee recognition related to consolidated alternative asset management entities, and fees received for equity research may be impacted by the new guidance. Our company plans to expand its quantitative and qualitative disclosures within the notes to the consolidated financial statements. We are also evaluating whether certain asset management contract costs can be capitalized on the consolidated statements of financial position. We plan on adopting the requirements of the new standard in the first quarter of 2018 using the modified retrospective approach.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2017 and December 31, 2016, included (in thousands):

	September 30, 2017	December 31, 2016
Deposits paid for securities borrowed	$159,536	$382,691
Receivables from clearing organizations	133,326	568,373
Securities failed to deliver	43,051	73,688
	$335,913	$1,024,752

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2017 and December 31, 2016, included (in thousands):

	September 30, 2017	December 31, 2016
Deposits received from securities loaned	$309,561	$478,814
Payable to clearing organizations	64,116	16,411
Securities failed to receive	46,083	27,882
	$419,760	$523,107

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

ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs. ARS are reported as Level 3 assets. ARS for which recent market trades were observed that provided transparency into their valuation were classified as Level 2 at September 30, 2017.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	September 30, 2017
	Fair value of investments	Unfunded commitments
Partnership interests	$5,415	$1,348
Mutual funds	10,038	—
Private equity funds	8,663	1,865
Money market funds	16,528	—
Total	$40,644	$3,213

	December 31, 2016
	Fair value of investments	Unfunded commitments
Private company investments	$18,763	$8,526
Partnership interests	15,798	1,822
Mutual funds	11,301	—
Private equity funds	9,310	2,020
Money market funds	35,637	—
Total	$90,809	$12,368

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, are presented below (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$48,900	$48,900	$—	$—
U.S. government agency securities	128,014	—	128,014	—
Mortgage-backed securities:
Agency	258,348	—	258,348	—
Non-agency	37,185	—	36,827	358
Corporate securities:
Fixed income securities	409,550	8,499	400,803	248
Equity securities	38,280	38,013	—	267
State and municipal securities	145,226	—	145,226	—
Total financial instruments owned	1,065,503	95,412	969,218	873
Available-for-sale securities:
U.S. government agency securities	4,686	199	4,487	—
State and municipal securities	71,961	—	71,961	—
Mortgage-backed securities:
Agency	311,888	—	311,888	—
Commercial	72,733	—	72,733	—
Non-agency	1,619	—	1,619	—
Corporate fixed income securities	1,072,376	—	1,072,376	—
Asset-backed securities	2,159,035	—	2,159,035	—
Total available-for-sale securities	3,694,298	199	3,694,099	—
Investments:
Corporate equity securities	51,475	51,235	—	240
Auction rate securities:
Equity securities	34,608	—	—	34,608
Municipal securities	840	—	—	840
Other	1,610	—	370	1,240
Investments in funds measured at NAV	24,116
Total investments	112,649	51,235	370	36,928
Cash equivalents measured at NAV	16,528
Derivative contracts (1)	5,669		5,669
	$4,894,647	$146,846	$4,669,356	$37,801

(1)	Included in other assets in the consolidated statements of financial condition.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$297,690	$297,690	$—	$—
U.S. government agency securities	22,140	—	22,140	—
Mortgage-backed securities
Agency	65,716	—	65,716	—
Corporate securities:
Fixed income securities	311,516	33,793	277,723	—
Equity securities	52,261	52,261	—	—
Total financial instruments sold, but not yet purchased	$749,323	$383,744	$365,579	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, are presented below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,951	$9,951	$—	$—
U.S. government agency securities	89,833	—	89,833	—
Mortgage-backed securities:
Agency	305,774	—	305,774	—
Non-agency	28,402	—	27,320	1,082
Corporate securities:
Fixed income securities	299,946	1,944	297,729	273
Equity securities	32,044	31,444	—	600
State and municipal securities	159,095	—	159,095	—
Total financial instruments owned	925,045	43,339	879,751	1,955
Available-for-sale securities:
U.S. government agency securities	4,197	300	3,897	—
State and municipal securities	72,490	—	72,490	—
Mortgage-backed securities:
Agency	338,732	—	338,732	—
Commercial	72,773	—	72,773	—
Non-agency	1,892	—	1,892	—
Corporate fixed income securities	823,511	—	823,511	—
Asset-backed securities	1,867,718	—	1,867,718	—
Total available-for-sale securities	3,181,313	300	3,181,013	—
Investments:
Corporate equity securities	27,247	23,414	—	3,833
Auction rate securities:
Equity securities	48,689	—	—	48,689
Municipal securities	832	—	—	832
Other	1,623	—	383	1,240
Investments measured at NAV	55,172
Total investments	133,563	23,414	383	54,594
Cash equivalents measured at NAV	35,637
Derivative contracts (1)	10,390	—	10,390	—
	$4,285,948	$67,053	$4,071,537	$56,549

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$362,536	$362,536	$—	$—
U.S. government agency securities	20,549	—	20,549	—
Mortgage-backed securities
Agency	94,552	—	94,552	—
Non-agency	1	—	1	—
Corporate securities:
Fixed income securities	202,968	980	201,988	—
Equity securities	18,395	18,395	—	—
State and municipal securities	31	—	31	—
Total financial instruments sold, but not yet purchased	699,032	381,911	317,121	—
Derivative contracts (2)	1,823	—	1,823	—
	$700,855	$381,911	$318,944	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at June 30, 2017	$525	$256	$367	$240	$34,621	$841	$1,240
Unrealized gains/(losses):
Included in changes in net assets (1)	(160)	—	159	—	(13)	(1)	—
Included in OCI (2)	—	—	—	—	—	—	—
Realized gains/(losses) (1)	(7)	—	(259)	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	—	(8)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	(167)	(8)	(100)	—	(13)	(1)	—
Balance at September 30, 2017	$358	$248	$267	$240	$34,608	$840	$1,240
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
(2)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2016	$1,082	$273	$600	$3,833	$48,689	$832	$1,240
Unrealized gains/(losses):
Included in changes in net assets (1)	(260)	—	(74)	—	604	8	—
Included in OCI (2)	—	—	—	—	—	—	—
Realized gains/(losses) (1)	90	—	(259)	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	(324)	—	—	—	—	—	—
Redemptions	(230)	(25)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	(3,593)	(14,685)	—	—
Net change	(724)	(25)	(333)	(3,593)	(14,081)	8	—
Balance at September 30, 2017	$358	$248	$267	$240	$34,608	$840	$1,240

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
(2)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the nine months ended September 30, 2017 were principally a result of transfers out of Level 3 due to market activity that provided transparency into the valuation of these assets. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2017, relating to Level 3 assets still held at September 30, 2017, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of September 30, 2017.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.2% - 11.7%	5.3%
		Workout period	1 - 3 years	2.2 years
Municipal securities	Discounted cash flow	Discount rate	1.9% - 9.2%	4.0%
		Workout period	1 - 4 years	1.9 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. Transfers of financial assets from Level 2 to Level 1 during the three months ended September 30, 2017 were immaterial. There were $1.1 million of transfers of financial assets from Level 2 to Level 1 during the nine months ended September 30, 2017, respectively, primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.1 million and $4.5 million of transfers of financial assets from Level 1 to Level 2 during the three and nine months ended September 30, 2017, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers into Level 3 during the nine months ended September 30, 2017. There were no transfers of financial assets out of Level 3 during the three months ended September 30, 2017. There were $18.3 million of transfers of financial assets out of Level 3 during the nine months ended September 30, 2017, primarily related to ARS and corporate equity securities for which market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2017 and December 31, 2016, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$588,916	$588,916	$912,932	$912,932
Cash segregated for regulatory purposes	25,175	25,175	73,235	73,235
Securities purchased under agreements to resell	458,335	458,335	248,588	248,588
Financial instruments owned	1,065,503	1,065,503	925,045	925,045
Available-for-sale securities	3,694,298	3,694,298	3,181,313	3,181,313
Held-to-maturity securities	3,554,765	3,572,646	3,038,405	3,040,554
Loans held for sale	166,335	166,335	228,588	228,588
Bank loans	6,783,078	6,776,966	5,591,190	5,633,804
Investments	112,649	112,649	133,563	133,563
Derivative contracts (1)	5,669	5,669	10,390	10,390

Financial liabilities:
Securities sold under agreements to repurchase	$155,396	$155,396	$268,546	$268,546
Bank deposits	12,883,961	12,147,029	11,527,483	11,092,185
Financial instruments sold, but not yet purchased	749,323	749,323	699,032	699,032
Derivative contracts (2)	—	—	1,823	1,823
Federal Home Loan Bank advances	790,000	790,000	500,000	500,000
Borrowings	78,000	78,000	377,000	377,000
Senior notes	796,609	810,052	795,891	799,632
Debentures to Stifel Financial Capital Trusts	67,500	50,830	67,500	52,525

(1)	Included in other assets in the consolidated statements of financial condition.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$572,388	$572,388	$—	$—
Cash segregated for regulatory purposes	25,175	25,175	—	—
Securities purchased under agreements to resell	458,335	458,335	—	—
Held-to-maturity securities	3,572,646	—	3,380,094	192,552
Loans held for sale	166,335	—	166,335	—
Bank loans	6,776,966	—	6,776,966	—
Financial liabilities:
Securities sold under agreements to repurchase	$155,396	$—	$155,396	$—
Bank deposits	12,147,029	—	12,147,029	—
Federal Home Loan Bank advances	790,000	790,000	—	—
Borrowings	78,000	78,000	—	—
Senior notes	810,052	810,052	—	—
Debentures to Stifel Financial Capital Trusts	50,830	—	—	50,830

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$877,295	$877,295	$—	$—
Cash segregated for regulatory purposes	73,235	73,235	—	—
Securities purchased under agreements to resell	248,588	227,983	20,605	—
Held-to-maturity securities	3,040,554	—	2,830,869	209,685
Loans held for sale	228,588	—	228,588	—
Bank loans	5,633,804	—	5,633,804	—
Financial liabilities:
Securities sold under agreements to repurchase	$268,546	$149,881	$118,665	$—
Bank deposits	11,092,185	—	11,092,185	—
Federal Home Loan Bank advances	500,000	500,000	—	—
Borrowings	377,000	377,000	—	—
Senior notes	799,632	799,632	—	—
Debentures to Stifel Financial Capital Trusts	52,525	—	—	52,525

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2017 and December 31, 2016.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2017 and December 31, 2016 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2017 and December 31, 2016 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Financial instruments owned:
U.S. government securities	$48,900	$9,951
U.S. government agency securities	128,014	89,833
Mortgage-backed securities:
Agency	258,348	305,774
Non-agency	37,185	28,402
Corporate securities:
Fixed income securities	409,550	299,946
Equity securities	38,280	32,044
State and municipal securities	145,226	159,095
	$1,065,503	$925,045
Financial instruments sold, but not yet purchased:
U.S. government securities	$297,690	$362,536
U.S. government agency securities	22,140	20,549
Mortgage-backed securities:
Agency	65,716	94,552
Non-agency	—	1
Corporate securities:
Fixed income securities	311,516	202,968
Equity securities	52,261	18,395
State and municipal securities	—	31
	$749,323	$699,032

At September 30, 2017 and December 31, 2016, financial instruments owned in the amount of $459.4 million and $992.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Financial instruments owned on a settlement-date basis were $1.3 billion at December 31, 2016. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,705	$—	$(19)	$4,686
State and municipal securities	75,288	—	(3,327)	71,961
Mortgage-backed securities:
Agency	314,255	102	(2,469)	311,888
Commercial	75,842	34	(3,143)	72,733
Non-agency	1,619	—	—	1,619
Corporate fixed income securities	1,070,694	4,324	(2,642)	1,072,376
Asset-backed securities	2,140,688	19,901	(1,554)	2,159,035
	$3,683,091	$24,361	$(13,154)	$3,694,298
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,392,113	$17,065	$(12,569)	$1,396,609
Commercial	59,336	2,093	—	61,429
Asset-backed securities	2,063,289	13,095	(1,816)	2,074,568
Corporate fixed income securities	40,027	54	(41)	40,040
	$3,554,765	$32,307	$(14,426)	$3,572,646

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,213	$2	$(18)	$4,197
State and municipal securities	76,066	—	(3,576)	72,490
Mortgage-backed securities:
Agency	340,738	298	(2,304)	338,732
Commercial	77,417	59	(4,703)	72,773
Non-agency	2,032	—	(140)	1,892
Corporate fixed income securities	830,695	1,418	(8,602)	823,511
Asset-backed securities	1,858,929	9,857	(1,068)	1,867,718
	$3,190,090	$11,634	$(20,411)	$3,181,313
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,567,758	$14,537	$(17,037)	$1,565,258
Commercial	59,581	1,786	—	61,367
Non-agency	688	—	(13)	675
Asset-backed securities	1,370,300	6,242	(3,396)	1,373,146
Corporate fixed income securities	40,078	30	—	40,108
	$3,038,405	$22,595	$(20,446)	$3,040,554

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

There were no sales of available-for-sale securities during the three months ended September 30, 2017. For the nine months ended September 30, 2017, we received proceeds of $87.3 million from the sale of available-for-sale securities, which resulted in realized gains of $0.4 million. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2016.

During the three months ended September 30, 2017 and September 30, 2016, unrealized gains, net of deferred taxes, of $4.7 million and $4.5 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the nine months ended September 30, 2017 and September 30, 2016, unrealized gains, net of deferred taxes, of $12.3 million and $14.9 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$162,117	$162,402	$40,027	$40,041
After one year through three years	203,072	204,360	—	—
After three years through five years	349,602	349,427	—	—
After five years through ten years	794,146	797,204	335,021	335,834
After ten years	1,782,438	1,794,665	1,728,268	1,738,733
Mortgage-backed securities
After three years through five years	—	—	59,336	61,428
After five years through ten years	58,428	55,982	152,555	151,316
After ten years	333,288	330,258	1,239,558	1,245,294
	$3,683,091	$3,694,298	$3,554,765	$3,572,646

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2017, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,996	$2,690	$—	$—	$4,686
State and municipal securities	375	189	16,621	54,776	71,961
Mortgage-backed securities:					-
Agency	—	—	361	311,527	311,888
Commercial	—	—	55,621	17,112	72,733
Non-agency	—	—	—	1,619	1,619
Corporate fixed income securities	160,031	550,908	361,437	—	1,072,376
Asset-backed securities	—	—	419,146	1,739,889	2,159,035
	$162,402	$553,787	$853,186	$2,124,923	$3,694,298
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$152,555	$1,239,558	$1,392,113
Commercial	—	59,336	—	—	59,336
Asset-backed securities	—	—	335,021	1,728,268	2,063,289
Corporate fixed income securities	40,027	—	—	—	40,027
	$40,027	$59,336	$487,576	$2,967,826	$3,554,765

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2017 and December 31, 2016, securities of $1.8 billion and $2.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2017 and December 31, 2016, securities of $2.3 billion and $1.7 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(19)	$4,686	$—	$—	$(19)	$4,686
State and municipal securities	(11)	3,054	(3,316)	68,907	(3,327)	71,961
Mortgage-backed securities:
Agency	(942)	151,575	(1,527)	147,738	(2,469)	299,313
Commercial	—	—	(3,143)	71,293	(3,143)	71,293
Non-agency	—	—	—	1,593	—	1,593
Corporate fixed income securities	(820)	213,865	(1,822)	171,610	(2,642)	385,475
Asset-backed securities	(1,554)	22,457	—	—	(1,554)	22,457
	$(3,346)	$395,637	$(9,808)	$461,141	$(13,154)	$856,778
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(5,719)	$575,048	$(6,850)	$221,305	$(12,569)	$796,353
Asset-backed securities	(30)	35,198	(1,786)	42,920	(1,816)	78,118
Corporate fixed income securities	(41)	9,965	—	—	(41)	9,965
	$(5,790)	$620,211	$(8,636)	$264,225	$(14,426)	$884,436

At September 30, 2017, the amortized cost of 134 securities classified as available for sale exceeded their fair value by $13.2 million, of which $9.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2017, was $856.8 million, which was 23.2% of our available-for-sale portfolio.

At September 30, 2017, the carrying value of 41 securities held to maturity exceeded their fair value by $14.4 million, of which $8.6 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and nine months ended September 30, 2017 and 2016.

We believe the gross unrealized losses of $27.6 million related to our investment portfolio, as of September 30, 2017, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2017 and December 31, 2016 (in thousands, except percentages):

	September 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
Residential real estate	$2,517,543	36.6%	$2,161,400	38.4%
Commercial and industrial	2,380,417	34.6	1,710,399	30.3
Securities-based loans	1,839,981	26.7	1,614,033	28.6
Commercial real estate	78,614	1.1	78,711	1.4
Consumer	36,149	0.5	45,391	0.8
Home equity lines of credit	13,072	0.2	15,008	0.3
Construction and land	18,115	0.3	12,623	0.2
Gross bank loans	6,883,891	100.0%	5,637,565	100.0%
Unamortized loan premium/(discount), net	655		858
Unamortized loan fees, net of loan fees	707		(49)
Loans in process	(39,946)		(2,021)
Allowance for loan losses	(62,229)		(45,163)
Bank loans, net	$6,783,078		$5,591,190

At September 30, 2017 and December 31, 2016, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $3.7 million and $3.7 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $7.2 million and $5.6 million, respectively.

At September 30, 2017 and December 31, 2016, we had loans held for sale of $166.3 million and $228.6 million, respectively. For the three months ended September 30, 2017 and 2016, we recognized gains of $3.2 million and $4.9 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2017 and 2016, we recognized gains of $9.4 million and $11.7 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 (in thousands).

	Three Months Ended September 30, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$40,805	$6,312	$—	$35	$47,152
Securities-based loans	3,600	(288)	—	—	3,312
Consumer	105	(3)	—	1	103
Residential real estate	5,569	1,566	—	—	7,135
Commercial real estate	932	95	—	—	1,027
Home equity lines of credit	283	(13)	—	1	271
Construction and land	224	9	—	—	233
Qualitative	2,684	312	—	—	2,996
	$54,202	$7,990	$—	$37	$62,229

	Nine Months Ended September 30, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$35,127	$12,239	$(250)	$36	$47,152
Securities-based loans	3,094	218	—	—	3,312
Consumer	129	(27)	—	1	103
Residential real estate	2,660	4,475	—	—	7,135
Commercial real estate	1,363	2,367	(2,703)	—	1,027
Home equity lines of credit	371	(102)	—	2	271
Construction and land	232	1	—	—	233
Qualitative	2,187	809	—	—	2,996
	$45,163	$19,980	$(2,953)	$39	$62,229

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2017 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$7,111	$7,135	$173	$2,517,370	$2,517,543
Commercial and industrial	2,131	45,021	47,152	14,511	2,365,906	2,380,417
Securities-based loans	—	3,312	3,312	—	1,839,981	1,839,981
Commercial real estate	—	1,027	1,027	—	78,614	78,614
Consumer	3	100	103	3	36,146	36,149
Home equity lines of credit	149	122	271	322	12,750	13,072
Construction and land	—	233	233	—	18,115	18,115
Qualitative	—	2,996	2,996	—	—	—
	$2,307	$59,922	$62,229	$15,009	$6,868,882	$6,883,891

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At September 30, 2017, we had $15.0 million of impaired loans, net of discounts, which included $8.9 million in troubled debt restructurings, for which there was a specific allowance of $2.3 million. At December 31, 2016, we had $26.9 million of impaired loans, net of discounts, which included $9.7 million in troubled debt restructurings, for which there was a specific allowance of $3.4 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2017 and 2016, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2017 and December 31, 2016, including the average recorded investment balance for the year to date period presented (in thousands):

	September 30, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$14,511	$—	$14,511	$14,511	$2,131	$16,057
Consumer	677	—	3	3	3	6
Residential real estate	173	—	173	173	24	175
Home equity lines of credit	322	—	322	322	149	323
Total	$15,683	$—	$15,009	$15,009	$2,307	$16,561

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$16,815	$—	$16,815	$16,815	$2,392	$22,559
Commercial real estate	10,503	—	9,522	9,522	722	9,080
Consumer	833	—	6	6	6	9
Home equity lines of credit	413	—	413	413	231	413
Residential real estate	178	—	178	178	24	181
Total	$28,742	$—	$26,934	$26,934	$3,375	$32,242

The following table presents the aging of the recorded investment in past due loans at September 30, 2017 and December 31, 2016 by portfolio segment (in thousands):

	As of September 30, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$5,471	$—	$5,471	$2,512,072	$2,517,543
Commercial and industrial	—	—	—	2,380,417	2,380,417
Securities-based loans	—	—	—	1,839,981	1,839,981
Commercial real estate	—	—	—	78,614	78,614
Consumer	314	2	316	35,833	36,149
Home equity lines of credit	—	—	—	13,072	13,072
Construction and land	—	—	—	18,115	18,115
Total	$5,785	$2	$5,787	$6,878,104	$6,883,891

	As of September 30, 2017 *
	Non-Accrual	Restructured (1)	Total
Commercial and industrial	$5,749	$8,762	$14,511
Home equity lines of credit	322	—	322
Residential real estate	—	173	173
Consumer	3	—	3
Total	$6,074	$8,935	$15,009

(1)	On non-accrual status.
*	There were no loans past due 90 days and still accruing interest at September 30, 2017.

	As of December 31, 2016
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$1,923	$—	$1,923	$2,159,477	$2,161,400
Commercial and industrial	—	—	—	1,710,399	1,710,399
Securities-based loans	—	—	—	1,614,033	1,614,033
Commercial real estate	9,522	—	9,522	69,189	78,711
Consumer	—	2	2	45,389	45,391
Home equity lines of credit	78	196	274	14,734	15,008
Construction and land	—	—	—	12,623	12,623
Total	$11,523	$198	$11,721	$5,625,844	$5,637,565

	As of December 31, 2016*
	Non-Accrual	Restructured	Total
Commercial and industrial	$16,815	$—	$16,815
Commercial real estate	—	9,522	9,522
Home equity lines of credit	413	—	413
Residential real estate	—	178	178
Consumer	6	—	6
Total	$17,234	$9,700	$26,934

*	There were no loans past due 90 days and still accruing interest at December 31, 2016.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2017 and December 31, 2016, 96.8% and 97.9% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,516,586	$784	$173	$—	$2,517,543
Commercial and industrial	2,338,246	26,548	15,623	—	2,380,417
Securities-based loans	1,839,981	—	—	—	1,839,981
Commercial real estate	78,614	—	—	—	78,614
Consumer	36,144	—	5	—	36,149
Home equity lines of credit	12,750	—	322	—	13,072
Construction and land	18,115	—	—	—	18,115
Total	$6,840,436	$27,332	$16,123	$—	$6,883,891

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,161,223	$—	$177	$—	$2,161,400
Commercial and industrial	1,652,211	27,905	30,283	—	1,710,399
Securities-based loans	1,614,033	—	—	—	1,614,033
Commercial real estate	69,189	—	9,522	—	78,711
Consumer	45,385	—	6	—	45,391
Home equity lines of credit	14,595	—	413	—	15,008
Construction and land	12,623	—	—	—	12,623
Total	$5,569,259	$27,905	$40,401	$—	$5,637,565

NOTE 8 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2017, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2016	Adjustments	Write-off	September 30, 2017
Goodwill
Global Wealth Management	$270,779	$5,698	$—	$276,477
Institutional Group	691,503	629	—	692,132
	$962,282	$6,327	$—	$968,609

	December 31, 2016	Net Additions	Amortization	September 30, 2017
Intangible assets
Global Wealth Management	$45,231	$3,800	$(3,391)	$45,640
Institutional Group	71,073	1,007	(5,701)	66,379
	$116,304	$4,807	$(9,092)	$112,019

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2017, are primarily attributable to the acquisition of City Securities, which closed on January 3, 2017. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$146,387	$53,411	$141,621	$46,209
Trade name	24,713	9,846	24,713	8,670
Investment banking backlog	2,520	1,095	1,345	379
Non-compete agreements	1,445	812	2,578	813
	$175,065	$65,164	$170,257	$56,071

Amortization expense related to intangible assets was $2.9 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to intangible assets was $9.1 million and $10.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2017, are: customer relationships, 10.9 years; trade name, 10.8 years; non-compete agreements, 9.9 years; and backlog within the next 3 months. As of September 30, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2017	$2,826
2018	10,933
2019	10,328
2020	10,108
2021	9,591
Thereafter	66,115
$109,901

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

Our uncommitted secured lines of credit at September 30, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $444.4 million during the nine months ended September 30, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2017, our uncommitted secured lines of credit of $78.0 million were collateralized by company-owned securities valued at $205.0 million.

The Federal Home Loan advances as of September 30, 2017 are floating-rate advances. The weighted average interest rates on these advances during the three and nine months ended September 30, 2017 was 0.63% and 0.99%, respectively. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at September 30, 2017, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At September 30, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
	800,000	800,000
Debt issuance costs, net	(3,391)	(4,109)
	$796,609	$795,891

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
$800,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Money market and savings accounts	$12,658,209	$11,264,285
Demand deposits (interest-bearing)	216,438	253,545
Demand deposits (non-interest-bearing)	7,349	5,752
Certificates of deposit	1,965	3,901
	$12,883,961	$11,527,483

The weighted-average interest rate on deposits was 0.10% and 0.09% at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $12.9 billion and $11.5 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.5 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$540,000	Other assets	$5,669

	December 31, 2016
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$790,000	Other assets	$10,390
Liability Derivatives
Cash flow interest rate contracts	$121,442	Accounts payable and accrued expenses	$1,823

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 2.3 years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the three and nine months ended September 30, 2017 and 2016, respectively, related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $1.6 million will be reclassified as interest income.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$928	Interest expense	$724	Interest expense	$—

	Three Months Ended September 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$5,552	Interest expense	$(1,391)	None	$1

	Nine Months Ended September 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$3,504	Interest expense	$(810)	None	$—

	Nine Months Ended September 30, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(10,973)	Interest expense	$(4,273)	None	$45

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

As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was not material (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $0.8 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2017, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2017 and December 31, 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of September 30, 2017:
Securities borrowing (1)	$159,536	$—	$159,536	$(122,171)	$(20,995)	$16,370
Reverse repurchase agreements (2)	458,335	—	458,335	(98,523)	(354,592)	5,220
Cash flow interest rate contracts	5,669	—	5,669	—	—	5,669
	$623,540	$—	$623,540	$(220,694)	$(375,587)	$27,259
As of December 31, 2016:
Securities borrowing (1)	$382,691	$—	$382,691	$(291,793)	$(68,776)	$22,122
Reverse repurchase agreements (2)	248,588	—	248,588	(216,542)	(32,046)	—
Cash flow interest rate contracts	10,390	—	10,390	—	—	10,390
	$641,669	$—	$641,669	$(508,335)	$(100,822)	$32,512

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $453.1 million and $248.5 million at September 30, 2017 and December 31, 2016, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2017 and December 31, 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of September 30, 2017:
Securities lending (3)	$(309,561)	$—	$(309,561)	$122,171	$183,623	$(3,767)
Repurchase agreements (4)	(155,396)	—	(155,396)	98,523	56,873	—
	$(464,957)	$—	$(464,957)	$220,694	$240,496	$(3,767)
As of December 31, 2016:
Securities lending (3)	$(478,814)	$—	$(478,814)	$291,793	$175,849	$(11,172)
Repurchase agreements (4)	(268,546)	—	(268,546)	216,542	52,004	—
Cash flow interest rate contracts	(1,823)	—	(1,823)	—	1,823	—
	$(749,183)	$—	$(749,183)	$508,335	$229,676	$(11,172)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $163.0 million and $299.3 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2017, had no material effect on the consolidated financial statements.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2017 and December 31, 2016, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

NOTE 15 – Legal Proceedings

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. We are contesting allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations, and regulatory investigations. In view of the number and diversity of claims against our company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be.

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

In a related action, approximately one dozen individual investors brought a direct action against the Company and other defendants, seeking recessionary damages of approximately $90 million. The court ruled that the individual plaintiffs had no standing to pursue these claims because the CA funds are separately pursuing claims. The individual plaintiffs have appealed this decision to the Fifth Circuit. On August 17, 2017, the individual plaintiffs, Stone & Youngberg, our company and Stifel entered into a settlement agreement that would finally resolve and settle any claims among the individual plaintiffs and the various defendants, including by terminating the appeal of the direct action and by requiring the conveyance of the individual plaintiffs’ interests in the plaintiff CA Funds to Stifel.  The settlement is subject to court approval.

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

At September 30, 2017, Stifel had net capital of $273.8 million, which was 18.5% of aggregate debit items and $244.2 million in excess of its minimum required net capital. At September 30, 2017, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2017, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
September 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,760,021	18.3%	$432,769	4.5%	$625,111	6.5%
Tier 1 capital	1,969,702	20.5%	577,026	6.0%	769,368	8.0%
Total capital	2,031,937	21.1%	769,368	8.0%	961,710	10.0%
Tier 1 leverage	1,969,702	10.4%	754,009	4.0%	942,511	5.0%

Stifel Bank – Federal Reserve Capital Amounts
September 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,007,303	14.4%	$314,873	4.5%	$454,817	6.5%
Tier 1 capital	1,007,303	14.4%	419,831	6.0%	559,774	8.0%
Total capital	1,070,198	15.3%	559,774	8.0%	699,718	10.0%
Tier 1 leverage	1,007,303	7.1%	567,587	4.0%	709,484	5.0%

NOTE 17 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Bank loans, net	$54,006	$35,484	$147,495	$91,517
Investment securities	48,072	27,161	136,123	73,968
Margin balances	9,919	7,438	27,124	24,135
Inventory	4,371	4,895	12,953	13,912
Other	1,494	(97)	4,071	(44)
	$117,862	$74,881	$327,766	$203,488
Interest expense:
Senior notes	$8,655	$12,164	$24,935	$28,518
Bank deposits	4,770	1,732	8,424	5,475
Federal Home Loan Bank advances	1,255	1,896	5,771	5,288
Other	2,945	3,591	11,035	11,475
	$17,625	$19,383	$50,165	$50,756

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.9 million shares at September 30, 2017.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $32.5 million and $56.6 million for the three months ended September 30, 2017 and 2016, respectively, and $98.1 million and $151.4 million for the nine months ended September 30, 2017 and 2016, respectively.

As a result of the adoption of a new accounting standard on January 1, 2017, we recognized an excess tax benefit from stock-based compensation of $0.3 million and $17.4 million in the provision for income taxes on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017. We adopted the new guidance prospectively. During the three and nine months ended September 30, 2016, the tax impact related to stock-based compensation was a provision of $0.6 million and $5.8 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At September 30, 2017, the total number of stock units outstanding was 19.5 million, of which 16.1 million were unvested. At September 30, 2017, the total number of PRSUs was 0.6 million, of which all were unvested.

At September 30, 2017, there was unrecognized compensation cost for stock units of approximately $337.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 5% of their gross commissions. The mandatory deferral will be split evenly between company restricted stock units and a company fixed-rate cash debenture. They have the option to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $1.8 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively and $5.5 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 19 – Off-Balance Sheet Credit Risk

In the normal course of business, we execute, settle, and finance customer and proprietary securities transactions. These activities expose our company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions generally settle within two business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, we may be required to purchase or sell securities at unfavorable market prices.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2017 and December 31, 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and $2.5 billion, respectively, and the fair value of the collateral that had been sold or repledged was $155.4 million and $268.5 million, respectively.

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

At September 30, 2017 and December 31, 2016, Stifel Bank had outstanding commitments to originate loans aggregating $223.1 million and $205.8 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2017, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2017 and December 31, 2016, Stifel Bank had outstanding letters of credit totaling $84.7 million and $88.9 million, respectively. A majority of the standby letters of credit commitments at September 30, 2017, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2017 and December 31, 2016, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $598.8 million and $492.5 million, respectively.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues: (1)
Global Wealth Management	$453,558	$390,032	$1,348,280	$1,155,875
Institutional Group	264,747	258,800	778,367	760,996
Other	2,864	(6,846)	(4,300)	(2,766)
	$721,169	$641,986	$2,122,347	$1,914,105
Income/(loss) before income taxes:
Global Wealth Management	$161,756	$109,079	$457,045	$307,466
Institutional Group	51,717	44,923	144,481	116,628
Other	(105,334)	(126,020)	(331,170)	(336,406)
	$108,139	$27,982	$270,356	$87,688

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2017 or 2016.

The following table presents our company’s total assets on a segment basis at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Global Wealth Management	$17,619,527	$16,065,503
Institutional Group	2,484,337	2,657,183
Other	380,216	406,670
	$20,484,080	$19,129,356

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2017 and 2016, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$681,337	$602,422	$2,020,598	$1,796,143
United Kingdom	38,103	37,139	95,393	110,731
Other European	1,729	2,425	6,356	7,231
	$721,169	$641,986	$2,122,347	$1,914,105

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$66,536	$17,814	$184,859	$54,640
Preferred dividends	2,343	1,563	7,031	1,563
Net income available to common shareholders	$64,193	$16,251	$177,828	$53,077
Shares for basic and diluted calculation:
Average shares used in basic computation	68,522	66,482	68,488	66,950
Dilutive effect of stock options and units (1)	12,359	11,062	12,074	9,662
Average shares used in diluted computation	80,881	77,544	80,562	76,612
Earnings per common share:
Basic	$0.94	$0.24	$2.60	$0.79
Diluted	$0.79	$0.21	$2.21	$0.69

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and nine months ended September 30, 2017 and 2016, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2017, we declared and paid a cash dividend of $0.10 per common share. There were no dividends declared or paid during 2016.

NOTE 22 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we repurchased $13.0 million, or 0.3 million shares using existing Board authorizations at an average price of $43.83 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three and nine months ended September 30, 2016, we repurchased $18.3 million and $113.5 million, or 0.6 million and 3.4 million shares, respectively, using existing Board authorizations at an average price of $30.52 and $33.22 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

On January 3, 2017, we issued 0.2 million shares related to the purchase of City Securities.

During the nine months ended September 30, 2017, we issued 1.9 million shares, which were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans and shares issued as part of the purchase consideration in our acquisition of City Securities.

NOTE 23 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $184.0 million at September 30, 2017. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2017 and 2016. In addition, our direct investment interest in these entities is insignificant at September 30, 2017 and December 31, 2016.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $315.4 million at September 30, 2017. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at September 30, 2017. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2017 and 2016.

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

Interest in FSI Group, LLC (“FSI”)

We have provided financing of $18.0 million in the form of a promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. In February 2013, the promissory note was amended and restated. The promissory note matures in April 2018; however, FSI has three five-year extension options. We entered into an agreement with FSI, whereby we have agreed to waive the convertibility feature of the promissory note conditioned upon FSI entering into a new asset management services agreement prior to February 28, 2018. Prior to such agreement, the note was convertible at our election into a 49.9% interest in FSI only after the last extension option. The promissory note has a minimum coupon rate equal to 8% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not hold the power to direct the activities of FSI nor to absorb a majority of the expected losses, or receive a majority of the expected benefits, it was determined that we are not required to consolidate this entity.

Our company’s exposure to loss is limited to the carrying value of the note with FSI at September 30, 2017, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2017. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2017. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

Issuance of Senior Notes

On October 4, 2017, we completed the pricing of a registered underwritten public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears on January 15, April 15, July 15, and October 15. On or after October 15, 2022, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option.

Acquisition of Ziegler Wealth Management

On October 30, 2017, our company entered into a definitive agreement with B.C. Ziegler & Company to acquire its wealth management business, Ziegler Wealth Management. The transaction is expected to close in the first quarter of 2018.

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

On October 30, 2017, our company entered into a definitive agreement with B.C. Ziegler & Company to acquire its wealth management business, Ziegler Wealth Management, which has 57 private client advisors in 12 branches across five states that manage approximately $4.8 billion in client assets. The transaction is expected to close in the first quarter of 2018.

During the third quarter of 2017, we announced that our board of directors has authorized a dividend program under which the Company intends to pay a regular quarterly cash dividend to shareholders of its common stock. In connection with the dividend program, the board declared a quarterly cash dividend on the company’s common stock of $0.10 per share, payable September 15, 2017, to shareholders of record at the close of business on September 1, 2017.

Results for the three and nine months ended September 30, 2017

For the three months ended September 30, 2017, net revenues increased 12.3% to $721.2 million from $642.0 million during the comparable period in 2016. Net income available to common shareholders increased 295.0% to $64.2 million, or $0.79 per diluted common share for the three months ended September 30, 2017, compared to $16.3 million, or $0.21 per diluted common share during the comparable period in 2016.

For the nine months ended September 30, 2017, net revenues increased 10.9% to $2.1 billion compared to $1.9 billion during the comparable period in 2016. Net income available to common shareholders increased 235.0% to $177.8 million, or $2.21 per diluted common share for the nine months ended September 30, 2017, compared to $53.1 million, or $0.69 per diluted common share during the comparable period in 2016.

Our revenue growth for the three and nine months ended September 30, 2017 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank and investment banking revenues; partially offset by lower other income and brokerage revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2017, the Dow Jones Industrial Average, NASDAQ, and S&P 500 closed 13.4%, 20.7%, and 12.5% higher than their December 31, 2016 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$162,612	$171,272	(5.1)	22.5%	26.7%
Principal transactions	87,010	117,002	(25.6)	12.1	18.2
Brokerage revenues	249,622	288,274	(13.4)	34.6	44.9
Investment banking	181,904	144,799	25.6	25.2	22.6
Asset management and service fees	179,848	144,206	24.7	24.9	22.5
Interest	117,862	74,881	57.4	16.3	11.7
Other income	9,558	9,209	3.8	1.4	1.3
Total revenues	738,794	661,369	11.7	102.4	103.0
Interest expense	17,625	19,383	(9.1)	2.4	3.0
Net revenues	721,169	641,986	12.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	448,410	434,236	3.3	62.2	67.6
Occupancy and equipment rental	57,427	62,453	(8.0)	8.0	9.7
Communication and office supplies	34,650	31,182	11.1	4.8	4.9
Commissions and floor brokerage	11,232	10,777	4.2	1.6	1.7
Other operating expenses	61,311	75,356	(18.6)	8.4	11.7
Total non-interest expenses	613,030	614,004	(0.2)	85.0	95.6
Income before income taxes	108,139	27,982	286.5	15.0	4.4
Provision for income taxes	41,603	10,168	309.2	5.8	1.6
Net Income	66,536	17,814	273.5	9.2	2.8
Preferred dividends	2,343	1,563	49.9	0.3	0.3
Net income available to common shareholders	$64,193	$16,251	295.0	8.9%	2.5%

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$510,150	$551,306	(7.5)	24.0%	28.8%
Principal transactions	299,570	364,376	(17.8)	14.2	19.0
Brokerage revenues	809,720	915,682	(11.6)	38.2	47.8
Investment banking	494,017	378,582	30.5	23.3	19.8
Asset management and service fees	515,501	433,305	19.0	24.3	22.6
Interest	327,766	203,488	61.1	15.4	10.6
Other income	25,508	33,804	(24.5)	1.2	1.9
Total revenues	2,172,512	1,964,861	10.6	102.4	102.7
Interest expense	50,165	50,756	(1.2)	2.4	2.7
Net revenues	2,122,347	1,914,105	10.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,338,673	1,305,372	2.6	63.1	68.2
Occupancy and equipment rental	167,864	178,455	(5.9)	7.9	9.3
Communication and office supplies	102,686	105,268	(2.5)	4.8	5.5
Commissions and floor brokerage	33,187	34,653	(4.2)	1.6	1.8
Other operating expenses	209,581	202,669	3.4	9.9	10.6
Total non-interest expenses	1,851,991	1,826,417	1.4	87.3	95.4
Income before income taxes	270,356	87,688	208.3	12.7	4.6
Provision for income taxes	85,497	33,048	158.7	4.0	1.7
Net Income	184,859	54,640	238.3	8.7	2.9
Preferred dividends	7,031	1,563	349.8	0.3	0.1
Net income available to common shareholders	$177,828	$53,077	235.0	8.4%	2.8%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net revenues:
Commissions	$162,612	$171,272	(5.1)	$510,150	$551,306	(7.5)
Principal transactions	87,010	117,002	(25.6)	299,570	364,376	(17.8)
Brokerage revenues	249,622	288,274	(13.4)	809,720	915,682	(11.6)
Capital raising	79,922	58,477	36.7	256,638	178,193	44.0
Advisory fees	101,982	86,322	18.1	237,379	200,389	18.5
Investment banking	181,904	144,799	25.6	494,017	378,582	30.5
Asset management and service fees	179,848	144,206	24.7	515,501	433,305	19.0
Net interest	100,237	55,498	80.6	277,601	152,732	81.8
Other income	9,558	9,209	3.8	25,508	33,804	(24.5)
Total net revenues	$721,169	$641,986	12.3	$2,122,347	$1,914,105	10.9

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2017, commission revenues decreased 5.1% to $162.6 million from $171.3 million in the comparable period in 2016. For the nine months ended September 30, 2017, commission revenues decreased 7.5% to $510.2 million from $551.3 million in the comparable period in 2016. The decrease is primarily attributable to a decrease in agency transactions from the comparable period in 2016.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended September 30, 2017, principal transactions revenues decreased 25.6% to $87.0 million from $117.0 million in the comparable period in 2016.  For the nine months ended September 30, 2017, principal transactions revenues decreased 17.8% to $299.6 million from $364.4 million in the comparable period in 2016. The decrease is primarily attributable to lower volumes, lower volatility, and a flattening yield curve.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2017, investment banking revenues increased 25.6% to $181.9 million from $144.8 million in the comparable period in 2016.

Capital raising revenues increased 36.7% to $79.9 million for the three months ended September 30, 2017 from $58.5 million in the comparable period in 2016. For the three months ended September 30, 2017, equity capital raising revenues increased 27.7% to $41.6 million from $32.5 million in the comparable period in 2016.  For the three months ended September 30, 2017, fixed income capital raising revenues increased 47.9% to $38.3 million from $26.0 million in the comparable period in 2016.

Advisory fee revenues increased 18.1% to $102.0 million for the three months ended September 30, 2017 from $86.3 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

For the nine months ended September 30, 2017, investment banking revenues increased 30.5% to $494.0 million from $378.6 million in the comparable period in 2016.

Capital raising revenues increased 44.0% to $256.6 million for the nine months ended September 30, 2017 from $178.2 million in the comparable period in 2016. For the nine months ended September 30, 2017, equity capital raising revenues increased 50.6% to $144.2 million from $95.7 million in the comparable period in 2016.  For the nine months ended September 30, 2017, fixed income capital raising revenues increased 36.4% to $112.4 million from $82.5 million in the comparable period in 2016.

Advisory fee revenues increased 18.5% to $237.4 million for the nine months ended September 30, 2017 from $200.4 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

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

For the three months ended September 30, 2017, asset management and service fee revenues increased 24.7% to $179.8 million from $144.2 million in the comparable period in 2016. For the nine months ended September 30, 2017, asset management and service fee revenues increased 19.0% to $515.5 million from $433.3 million in the comparable period in 2016. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash over the comparable periods in 2016. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended September 30, 2017, other income increased 3.8% to $9.6 million from $9.2 million during the comparable period in 2016. For the nine months ended September 30, 2017, other income decreased 24.5% to $25.5 million from $33.8 million during the comparable period in 2016. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,240,582	$9,919	3.20%	$1,235,107	$7,438	2.41%
Interest-earning assets (Stifel Bank)	13,889,674	103,557	2.98%	9,638,664	61,797	2.56%
Financial instruments owned	1,569,744	4,371	1.11%	1,386,520	4,895	1.41%
Other		15			751
Total interest revenue	$16,700,000	$117,862	2.82%	$12,260,291	$74,881	2.44%
Interest-bearing liabilities:
Short-term borrowings	$128,821	$683	2.12%	$110,598	$475	1.72%
Interest-bearing liabilities (Stifel Bank)	13,218,060	6,257	0.19%	9,233,232	3,803	0.16%
Stock loan	365,932	801	0.88%	331,800	1,312	1.58%
Senior notes (Stifel Financial)	800,000	8,655	4.33%	794,022	12,164	6.13%
Stifel Capital Trusts	67,500	504	2.99%	67,500	426	2.52%
Other		725			1,203
Total interest expense	$14,580,313	17,625	0.42%	$10,537,152	19,383	0.63%
Net interest income/margin		$100,237	2.40%		$55,498	1.81%

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances	$1,255,269	$27,124	2.88%	$1,251,700	$24,136	2.57%
Interest-earning assets (Stifel Bank)	13,218,210	286,847	2.89%	8,440,655	163,579	2.58%
Financial instruments owned	1,175,800	12,953	1.47%	949,114	13,912	1.95%
Other		842			1,861
Total interest revenue	$15,649,279	$327,766	2.79%	$10,641,469	$203,488	2.55%
Interest-bearing liabilities:
Short-term borrowings	$159,103	$2,176	1.82%	$180,170	$2,501	1.85%
Interest-bearing liabilities (Stifel Bank)	12,600,334	14,733	0.16%	8,109,803	11,296	0.19%
Stock loan	350,816	2,853	1.08%	268,731	3,256	1.62%
Senior notes (Stifel Financial)	800,000	24,935	4.16%	764,781	28,518	4.97%
Stifel Capital Trusts	67,500	1,473	2.91%	74,124	1,331	2.39%
Other		3,995			3,854
Total interest expense	$13,977,753	50,165	0.48%	$9,397,609	50,756	0.72%
Net interest income/margin		$277,601	2.37%		$152,732	1.91%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2017, net interest income increased to $100.2 million from $55.5 million during the comparable period in 2016. For the nine months ended September 30, 2017, net interest income increased to $277.6 million from $152.7 million during the comparable period in 2016.

For the three months ended September 30, 2017, interest revenue increased 57.4% to $117.9 million from $74.9 million in the comparable period in 2016, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $13.9 billion during the three months ended September 30, 2017 compared to $9.6 billion during the comparable period in 2016 at average interest rates of 2.98% and 2.56%, respectively.

For the nine months ended September 30, 2017, interest revenue increased 61.1% to $327.8 million from $203.5 million in the comparable period in 2016, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $13.2 billion during the nine months ended September 30, 2017 compared to $8.4 billion during the comparable period in 2016 at average interest rates of 2.89% and 2.58%, respectively.

For the three months ended September 30, 2017, interest expense decreased 9.1% to $17.6 million from $19.4 million during the comparable period in 2016. For the nine months ended September 30, 2017, interest expense decreased 1.2% to $50.2 million from $50.8 million in the comparable period in 2016. The increase is primarily attributable to an increase in the cost to fund margin debits and an increase in interest-bearing liabilities at Stifel Bank.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$448,410	$434,236	3.3	$1,338,673	$1,305,372	2.6
Occupancy and equipment rental	57,427	62,453	(8.0)	167,864	178,455	(5.9)
Communications and office supplies	34,650	31,182	11.1	102,686	105,268	(2.5)
Commissions and floor brokerage	11,232	10,777	4.2	33,187	34,653	(4.2)
Other operating expenses	61,311	75,356	(18.6)	209,581	202,669	3.4
Total non-interest expenses	$613,030	$614,004	(0.2)	$1,851,991	$1,826,417	1.4

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

For the three months ended September 30, 2017, compensation and benefits expense increased 3.3% to $448.4 million from $434.2 million during the comparable period in 2016. For the nine months ended September 30, 2017, compensation and benefits expense increased 2.6% to $1.34 billion from $1.31 billion during the comparable period in 2016. The increase for the year is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 62.2% and 63.1% for the three and nine months ended September 30, 2017, respectively, compared to 67.6% and 68.2% for the three and nine months ended September 30, 2016, respectively. The decrease is primarily attributable to growth of higher margin business.

Occupancy and equipment rental – For the three months ended September 30, 2017, occupancy and equipment rental expense decreased 8.0% to $57.4 million from $62.5 million during the comparable period in 2016. For the nine months ended September 30, 2017, occupancy and equipment rental expense decreased 5.9% to $167.9 million from $178.5 million during the comparable period in 2016. The decrease is primarily due to lower equipment costs and rent expense.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2017, communications and office supplies expense increased 11.1% to $34.7 million from $31.2 million during the third quarter of 2016. The increase is primarily attributable to an increase in quote equipment and office supplies. For the nine months ended September 30, 2017, communications and office supplies expense decreased 2.5% to $102.7 million from $105.3 million during the comparable period in 2016. The decrease is primarily attributable to a decrease in quote equipment and office supplies as a result of cost saving initiatives.

Commissions and floor brokerage – For the three months ended September 30, 2017, commissions and floor brokerage expense increased 4.2% to $11.2 million from $10.8 million during the comparable period in 2016. The increase is primarily attributable to an increase in clearing expenses during the quarter. For the nine months ended September 30, 2017, commissions and floor brokerage expense decreased 4.2% to $33.2 million from $34.7 million during the comparable period in 2016. The decrease is primarily attributable to a decrease in trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2017, other operating expenses decreased 18.6% to $61.3 million from $75.4 million during the comparable period in 2016. The decrease is primarily attributable to a decrease in legal expense, partially offset by an increase in the provision for loan losses at Stifel Bank. For the nine months ended September 30, 2017, other operating expenses increased 3.4% to $209.6 million from $202.7 million during the comparable period in 2016. The increase is primarily attributable to an increase in legal and FDIC insurance expenses, as well as the provision for loan losses at Stifel Bank.

Provision for income taxes – For the three and nine months ended September 30, 2017, our provision for income taxes was $41.6 million and $85.5 million, representing an effective tax rate of 38.5% and 31.6%, respectively, compared to $10.2 million and $33.0 million for the comparable periods in 2016, representing an effective tax rate of 36.3% and 37.7%, respectively. The effective income tax rate for the three and nine months ended September 30, 2017 was impacted by new accounting guidance associated with stock compensation. This new accounting guidance, which was adopted by our company on January 1, 2017, will continue to impact our effective income tax rate.

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

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$115,410	$117,596	(1.9)	25.4%	30.2%
Principal transactions	42,924	47,880	(10.4)	9.5	12.3
Brokerage revenues	158,334	165,476	(4.3)	34.9	42.5
Asset management and service fees	179,830	143,152	25.6	39.6	36.7
Investment banking	9,072	12,212	(25.7)	2.0	3.1
Interest	116,014	71,114	63.1	25.6	18.2
Other income	3,491	5,211	(33.0)	0.8	1.3
Total revenues	466,741	397,165	17.5	102.9	101.8
Interest expense	13,183	7,133	84.8	2.9	1.8
Net revenues	453,558	390,032	16.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	222,621	215,151	3.5	49.1	55.2
Occupancy and equipment rental	24,770	23,357	6.0	5.5	6.0
Communication and office supplies	13,876	13,244	4.8	3.1	3.4
Commissions and floor brokerage	4,978	4,979	nm	1.1	1.3
Other operating expenses	25,557	24,222	5.5	5.5	6.2
Total non-interest expenses	291,802	280,953	3.9	64.3	72.1
Income before income taxes	$161,756	$109,079	48.3	35.7%	27.9%

	September 30, 2017	September 30, 2016
Branch offices (actual)	356	359
Financial advisors (actual)	2,136	2,155
Independent contractors (actual)	116	125

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$356,331	$376,390	(5.3)	26.4%	32.6%
Principal transactions	141,582	134,228	5.5	10.5	11.6
Brokerage revenues	497,913	510,618	(2.5)	36.9	44.2
Asset management and service fees	515,383	431,864	19.3	38.2	37.4
Investment banking	31,567	30,123	4.8	2.3	2.6
Interest	321,152	192,954	66.4	23.8	16.7
Other income	15,193	13,234	14.8	1.2	1.1
Total revenues	1,381,208	1,178,793	17.2	102.4	102.0
Interest expense	32,928	22,918	43.7	2.4	2.0
Net revenues	1,348,280	1,155,875	16.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	680,250	655,119	3.8	50.5	56.7
Occupancy and equipment rental	76,396	73,056	4.6	5.7	6.3
Communication and office supplies	42,113	41,567	1.3	3.1	3.6
Commissions and floor brokerage	14,857	15,325	(3.1)	1.1	1.3
Other operating expenses	77,619	63,342	22.5	5.7	5.5
Total non-interest expenses	891,235	848,409	5.0	66.1	73.4
Income before income taxes	$457,045	$307,466	48.6	33.9%	26.6%

NET REVENUES

For the three months ended September 30, 2017, Global Wealth Management net revenues increased 16.3% to a record $453.6 million from $390.0 million for the comparable period in 2016. For the nine months ended September 30, 2017, Global Wealth Management net revenues increased 16.6% to a record $1.3 billion from $1.2 billion for the comparable period in 2016. The increase in net revenues for the three months ended September 30, 2017 over the comparable period in 2016, is primarily attributable to growth in asset management and service fees; an increase in net interest income, partially offset by a decrease in brokerage revenues and investment banking revenues.

The increase in net revenues for the nine months ended September 30, 2017 over the comparable period in 2016 is primarily attributable to growth in asset management and service fees; an increase in net interest income and higher principal transactions revenues, investment banking revenues, and other income, partially offset by a decrease in commission revenues.

Commissions – For the three months ended September 30, 2017, commission revenues decreased 1.9% to $115.4 million from $117.6 million in the comparable period in 2016. For the nine months ended September 30, 2017, commission revenues decreased 5.3% to $356.3 million from $376.4 million in the comparable period in 2016.

Principal transactions – For the three months ended September 30, 2017, principal transactions revenues decreased 10.4% to $42.9 million from $47.9 million in the comparable period in 2016. For the nine months ended September 30, 2017, principal transactions revenues increased 5.5% to $141.6 million from $134.2 million in the comparable period in 2016.

Brokerage revenues - For the three months ended September 30, 2017, brokerage revenues decreased 4.3% to $158.3 million from $165.5 million in the comparable period in 2016.  For the nine months ended September 30, 2017, brokerage revenues decreased 2.5% to $497.9 million from $510.6 million in the comparable period in 2016. Brokerage revenues were impacted by lower market volatility, continued migration from active to passive management strategies, and lower market volumes due in some part to the slower seasonal months.

Asset management and service fees – For the three months ended September 30, 2017, asset management and service fees increased 25.6% to $179.8 million from $143.2 million in the comparable period in 2016. For the nine months ended September 30, 2017, asset management and service fees increased 19.3% to $515.4 million from $431.9 million in the comparable period in 2016. The increase is primarily a result of an increase in assets under management in our fee-based accounts, our continued expansion in the asset management business, and an increase in the federal funds rate, which increased fees earned on cash balances.

Fee-based account revenues for the three months ended September 30, 2017 and 2016 are primarily billed based on values as of June 30, 2017 and 2016, respectively. The value of assets in fee-based accounts including Asset Management at September 30, 2017 increased 22.2% to $83.0 billion from $67.9 billion at September 30, 2016.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 25.7% to $9.1 million for the three months ended September 30, 2017 from $12.2 million during the comparable period in 2016. For the nine months ended September 30, 2017, investment banking revenues increased 4.8% to $31.6 million from $30.1 million during the comparable period in 2016. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2017, interest revenue increased 63.1% to $116.0 million from $71.1 million in the comparable period in 2016. For the nine months ended September 30, 2017, interest revenue increased 66.4% to $321.2 million from $193.0 million during the comparable period in 2016. The increase is primarily due to a growth of interest-earning assets at Stifel Bank, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended September 30, 2017, other income decreased 33.0% to $3.5 million from $5.2 million during the comparable period in 2016. For the nine months ended September 30, 2017, other income increased 14.8% to $15.2 million from $13.2 million during the comparable period in 2016.

Interest expense – For the three months ended September 30, 2017, interest expense increased 84.8% to $13.2 million from $7.1 million during the comparable period in 2016. For the nine months ended September 30, 2017, interest expense increased 43.7% to $32.9 million from $22.9 million during the comparable period in 2016. The increase in interest expense is primarily attributable to an increase in borrowings to fund the increase in the client margin debit book and an increase in interest-earning liabilities at Stifel Bank from the comparable periods in 2016.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$296,358	$916	1.24%	$67,034	$80	0.48%
State and political subdivisions:
Non-taxable (1)	74,974	431	2.30	75,622	675	3.57
Mortgage-backed securities	1,876,477	10,012	2.13	1,970,335	8,601	1.75
Corporate bonds	1,037,866	6,095	2.35	781,540	4,331	2.22
Asset-backed securities	3,930,999	31,534	3.21	1,978,843	13,073	2.64
Federal Home Loan Bank ("FHLB") and other capital stock	62,398	563	3.61	48,606	481	3.95
Loans (2)
Securities-based loans	1,740,510	13,466	3.09	1,437,613	8,717	2.43
Commercial and industrial	2,275,826	22,510	3.96	1,518,396	13,375	3.52
Residential real estate	2,296,033	15,244	2.66	1,396,970	9,628	2.76
Commercial real estate	72,422	735	4.06	64,022	543	3.39
Consumer	40,342	406	4.03	42,013	302	2.87
Home equity lines of credit	14,709	151	4.11	14,399	111	3.08
Construction and land	17,516	177	4.04	8,786	77	3.53
Loans held for sale	153,244	1,317	3.44	234,485	1,803	3.08
Total interest-earning assets (3)	$13,889,674	$103,557	2.98%	$9,638,664	$61,797	2.56%
Cash and due from banks	11,958			4,754
Other non interest-earning assets	304,732			266,819
Total assets	$14,206,364			$9,910,237
Liabilities and stockholder's equity:
Deposits:
Money market	$12,182,061	$4,683	0.15%	$8,389,810	$1,689	0.08%
Demand deposits	221,463	73	0.13	137,000	19	0.06
Time deposits	2,264	14	2.47	6,539	25	1.55
Savings	3	—	—	13	—	—
FHLB advances	796,033	1,255	0.63	683,485	1,895	1.11
Other borrowings	16,236	232	5.72	16,385	175	4.27
Total interest-bearing liabilities (3)	13,218,060	6,257	0.19%	9,233,232	3,803	0.16%
Non interest-bearing liabilities	15,120			6,540
Other non-interest bearing liabilities	28,235			38,752
Total liabilities	13,261,415			9,278,524
Stockholder's equity	944,949			631,713
Total liabilities and stockholder's equity	$14,206,364			$9,910,237
Net interest income/spread		$97,300	2.79%		$57,994	2.40%
Net interest margin			2.80%			2.41%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$269,697	$2,010	0.99%	$148,437	$548	0.49%
State and political subdivisions:
Non-taxable (1)	75,170	1,786	3.17	75,763	2,029	3.57
Mortgage-backed securities	1,947,488	31,617	2.16	1,847,846	27,773	2.00
Corporate bonds	945,731	16,221	2.29	614,110	10,264	2.23
Asset-backed securities	3,628,788	86,499	3.18	1,708,266	32,841	2.56
FHLB and other capital stock	60,404	1,219	2.69	43,409	1,061	3.26
Loans (2)
Securities-based loans	1,719,323	36,709	2.85	1,390,549	25,878	2.48
Commercial and industrial	1,985,159	57,798	3.88	1,365,866	36,284	3.54
Residential real estate	2,271,763	44,864	2.63	937,410	19,600	2.79
Commercial real estate	75,214	2,072	3.67	77,212	1,806	3.12
Consumer	42,538	1,367	4.28	36,977	768	2.77
Home equity lines of credit	14,926	415	3.71	13,561	312	3.07
Construction and land	15,674	447	3.80	7,022	177	3.36
Loans held for sale	166,335	3,823	3.06	174,227	4,238	3.24
Total interest-earning assets (3)	$13,218,210	$286,847	2.89%	$8,440,655	$163,579	2.58%
Cash and due from banks	13,259			4,251
Other non interest-earning assets	348,465			245,941
Total assets	$13,579,934			$8,690,847
Liabilities and stockholder's equity:
Deposits:
Money market	$11,606,471	$8,255	0.09%	$7,322,760	$5,091	0.09%
Demand deposits	200,954	123	0.08	142,109	251	0.24
Time deposits	2,996	46	2.05	10,198	133	1.74
Savings	4	—	0.00	16	—	—
FHLB advances	773,648	5,771	0.99	618,311	5,288	1.14
Other borrowings	16,261	538	4.41	16,409	533	4.33
Total interest-bearing liabilities (3)	12,600,334	14,733	0.16%	8,109,803	11,296	0.19%
Non interest-bearing liabilities	13,608			10,198
Other non-interest bearing liabilities	25,960			25,703
Total liabilities	12,639,902			8,145,704
Stockholder's equity	940,032			545,143
Total liabilities and stockholder's equity	$13,579,934			$8,690,847
Net interest income/spread		$272,114	2.73%		$152,283	2.39%
Net interest margin			2.74%			2.40%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2017 compared to the three and nine month periods ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$571	$265	$836	$650	$812	$1,462
State and political - non-taxable	(6)	(238)	(244)	(16)	(227)	(243)
Mortgage-backed securities	(385)	1,796	1,411	1,546	2,298	3,844
Corporate bonds	1,492	272	1,764	5,681	276	5,957
Asset-backed securities	15,167	3,294	18,461	44,221	9,437	53,658
FHLB and other capital stock	119	(37)	82	285	(127)	158
Loans
Securities-based loans	2,056	2,693	4,749	6,674	4,157	10,831
Commercial and industrial	7,330	1,805	9,135	17,739	3,875	21,614
Residential real estate	5,955	(339)	5,616	26,289	(1,025)	25,264
Commercial real estate	77	115	192	(45)	311	266
Consumer	(11)	115	104	129	470	599
Home equity lines of credit	2	38	40	34	69	103
Construction and land	87	13	100	244	26	270
Loans held for sale	(1,633)	1,147	(486)	(187)	(228)	(415)
	$30,821	$10,939	$41,760	$103,244	$20,124	$123,368
Interest expense:
Deposits:
Money market	$994	$2,000	$2,994	$3,044	$120	$3,164
Demand deposits	17	37	54	221	(349)	(128)
Time deposits	(82)	71	(11)	(116)	29	(87)
FHLB advances	395	(1,035)	(640)	983	(500)	483
Other borrowings	(2)	59	57	(5)	10	5
	$1,322	$1,132	$2,454	$4,127	$(690)	$3,437

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

For the three months ended September 30, 2017, interest revenue of $103.6 million was generated from average interest-earning assets of $13.9 billion at an average interest rate of 2.98%. Interest revenue of $61.8 million for the comparable period in 2016 was generated from average interest-earning assets of $9.6 billion at an average interest rate of 2.56%.

For the nine months ended September 30, 2017, interest revenue of $286.8 million was generated from average interest-earning assets of $13.2 billion at an average interest rate of 2.89%. Interest revenue of $163.5 million for the comparable period in 2016 was generated from average interest-earning assets of $8.4 billion at an average interest rate of 2.58%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended September 30, 2017 was $13.2 billion at an average interest rate of 0.19%. The average balance of interest-bearing liabilities for the comparable period in 2016 was $9.2 billion at an average interest rate of 0.16%. The average balance of interest-bearing liabilities during the nine months ended September 30, 2017 was $12.6 billion at an average interest rate of 0.16%. The average balance of interest-bearing liabilities for the comparable period in 2016 was $8.1 billion at an average interest rate of 0.19%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2017, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $12.9 billion compared to $9.9 billion at September 30, 2016.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2017, Global Wealth Management non-interest expenses increased 3.9% to $291.8 million from $281.0 million for the comparable period in 2016. For the nine months ended September 30, 2017, Global Wealth Management non-interest expenses increased 5.0% to $891.2 million from $848.4 million for the comparable period in 2016.

Compensation and benefits – For the three months ended September 30, 2017, compensation and benefits expense increased 3.5% to $222.6 million from $215.2 million during the comparable period in 2016. For the nine months ended September 30, 2017, compensation and benefits expense increased 3.8% to $680.3 million from $655.1 million during the comparable period in 2016. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 49.1% and 50.5% for the three and nine months ended September 30, 2017, respectively, compared to 55.2% and 56.7% for the comparable periods in 2016, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2017, occupancy and equipment rental expense increased 6.0% to $24.8 million from $23.4 million during the comparable period in 2016. For the nine months ended September 30, 2017, occupancy and equipment rental expense increased 4.6% to $76.4 million from $73.1 million during the comparable period in 2016.

Communications and office supplies – For the three months ended September 30, 2017, communications and office supplies expense increased 4.8% to $13.9 million from $13.2 million during the comparable period in 2016. For the nine months ended September 30, 2017, communications and office supplies expense increased 1.3% to $42.1 million from $41.6 million during the comparable period in 2016.

Commissions and floor brokerage – For the three months ended September 30, 2017, commissions and floor brokerage expense remained consistent at $5.0 million. For the nine months ended September 30, 2017, commissions and floor brokerage expense decreased 3.1% to $14.9 million from $15.3 million during the comparable period in 2016. The decrease is consistent with the decrease in commission revenues.

Other operating expenses – For the three months ended September 30, 2017, other operating expenses increased 5.5% to $25.6 million from $24.2 million during the comparable period in 2016. For the nine months ended September 30, 2017, other operating expenses increased 22.5% to $77.6 million from $63.3 million during the comparable period in 2016. The increase in other operating expenses is primarily attributable to an increase in FDIC insurance and the provision for loan losses as a result of the growth of Stifel Bank.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2017, income before income taxes increased 48.3% to a record $161.8 million from $109.1 million during the comparable period in 2016. For the nine months ended September 30, 2017, income before income taxes increased 48.6% to a record $457.0 million from $307.5 million during the comparable period in 2016.

Profit margins (income before income taxes as a percent of net revenues) have increased to 35.7% and 33.9% for the three and nine months ended September 30, 2017 from 27.9% and 26.6% during the comparable periods in 2016 as a result of an increase in revenue and the sale of the Sterne Agee independent contractor business, which operated at lower margins than private client business.

Results of Operations – Institutional Group

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$47,202	$53,676	(12.1)	17.8%	20.7%
Principal transactions	44,086	69,122	(36.2)	16.7	26.7
Brokerage revenues	91,288	122,798	(25.7)	34.5	47.4
Capital raising	70,850	46,265	53.1	26.8	17.9
Advisory fees	101,982	86,322	18.1	38.5	33.4
Investment banking	172,832	132,587	30.4	65.3	51.3
Interest	3,550	4,743	(25.2)	1.3	1.8
Other income	1,194	3,125	(61.8)	0.5	1.2
Total revenues	268,864	263,253	2.1	101.6	101.7
Interest expense	4,117	4,453	(7.5)	1.6	1.7
Net revenues	264,747	258,800	2.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	158,926	158,126	0.5	60.0	61.1
Occupancy and equipment rental	11,902	12,872	(7.5)	4.5	5.0
Communication and office supplies	14,717	13,800	6.6	5.6	5.3
Commissions and floor brokerage	6,254	5,797	7.9	2.4	2.2
Other operating expenses	21,231	23,282	(8.8)	8.0	9.0
Total non-interest expenses	213,030	213,877	(0.4)	80.5	82.6
Income before income taxes	$51,717	$44,923	15.1	19.5%	17.4%

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016
Revenues:
Commissions	$153,819	$174,916	(12.1)	19.8%	23.0%
Principal transactions	157,988	230,148	(31.4)	20.3	30.2
Brokerage revenues	311,807	405,064	(23.0)	40.1	53.2
Capital raising	225,071	147,260	52.8	28.9	19.4
Advisory fees	237,379	201,199	18.0	30.5	26.4
Investment banking	462,450	348,459	32.7	59.4	45.8
Interest	11,095	11,991	(7.5)	1.4	1.6
Other income	4,621	6,219	(25.7)	0.6	0.8
Total revenues	789,973	771,733	2.4	101.5	101.4
Interest expense	11,606	10,737	8.1	1.5	1.4
Net revenues	778,367	760,996	2.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	467,098	462,115	1.1	60.0	60.7
Occupancy and equipment rental	35,546	38,546	(7.8)	4.6	5.1
Communication and office supplies	45,627	47,396	(3.7)	5.9	6.2
Commissions and floor brokerage	18,330	19,328	(5.2)	2.4	2.5
Other operating expenses	67,285	76,983	(12.6)	8.5	10.2
Total non-interest expenses	633,886	644,368	(1.6)	81.4	84.7
Income before income taxes	$144,481	$116,628	23.9	18.6%	15.3%

NET REVENUES

For the three months ended September 30, 2017, Institutional Group net revenues increased 2.3% to $264.7 million from $258.8 million for the comparable period in 2016.  For the nine months ended September 30, 2017, Institutional Group net revenues increased 2.3% to $778.4 million from $761.0 million during the comparable period in 2016.

The increase in net revenues for the three and nine months ended September 30, 2017 over the comparable periods in 2016 was primarily attributable to an increase in capital raising and advisory fees, partially offset by a decrease in fixed income and equity brokerage revenues.

Commissions – For the three months ended September 30, 2017, commission revenues decreased 12.1% to $47.2 million from $53.7 million in the comparable period in 2016. For the nine months ended September 30, 2017, commission revenues decreased 12.1% to $153.8 million from $174.9 million in the comparable period in 2016.

Principal transactions – For the three months ended September 30, 2017, principal transactions revenues decreased 36.2% to $44.1 million from $69.1 million in the comparable period in 2016. For the nine months ended September 30, 2017, principal transaction revenues decreased 31.4% to $158.0 million from $230.1 million in the comparable period in 2016.

Brokerage revenues – For the three months ended September 30, 2017, institutional brokerage revenues decreased 25.7% to $91.3 million from $122.8 million in the comparable period in 2016. For the nine months ended September 30, 2017, institutional brokerage revenues decreased 23.0% to $311.8 million from $405.1 million in the comparable period in 2016.  Brokerage revenues were impacted by lower market volatility, continued migration from active to passive management strategies, and lower market volumes due in some part to the slower seasonal months.

For the three months ended September 30, 2017, fixed income institutional brokerage revenues decreased 35.8% to $46.1 million from $71.8 million in the comparable period in 2016. For the nine months ended September 30, 2017, fixed income brokerage revenues decreased 31.6% to $161.9 million from $236.8 million in the comparable period in 2016. The decrease is primarily attributable to lower fixed income trading volumes from the comparable period in 2016.

For the three months ended September 30, 2017, equity institutional brokerage revenues decreased 11.4% to $45.2 million from $51.0 million during the comparable period in 2016. For the nine months ended September 30, 2017, equity brokerage revenues decreased 10.9% to $149.9 million from $168.3 million during the comparable period in 2016. The decrease is primarily attributable to reduced market volatility and investor uncertainty.

Investment banking – For the three months ended September 30, 2017, investment banking revenues increased 30.4% to $172.8 million from $132.6 million during the comparable period in 2016. For the nine months ended September 30, 2017, investment banking revenues increased 32.7% to $462.5 million from $348.5 million during the comparable period in 2016. The increase is primarily attributable to an increase in equity and fixed income capital raising revenues and advisory fee revenues.

For the three months ended September 30, 2017, capital raising revenues increased 53.1% to $70.9 million from $46.3 million in the comparable period in 2016. For the nine months ended September 30, 2017, capital raising revenues increased 52.8% to $225.1 million from $147.3 million in the comparable period in 2016.

For the three months ended September 30, 2017, fixed income capital raising revenues increased 8.2% to $27.6 million from $25.5 million during the comparable period in 2016. For the nine months ended September 30, 2017, fixed income capital raising revenues increased 24.4% to $100.2 million from $80.5 million during the comparable period in 2016. The increase is primarily attributable to an increase in the municipal bond origination business.

For the three months ended September 30, 2017, equity capital raising revenues increased 108.2% to $43.3 million from $20.8 million during the comparable period in 2016. For the nine months ended September 30, 2017, equity capital raising revenues increased 87.2% to $124.9 million from $66.7 million during the comparable period in 2016. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2016.

For the three months ended September 30, 2017, advisory fee revenues increased 18.1% to $102.0 million from $86.3 million in the comparable period in 2016. For the nine months ended September 30, 2017, advisory fees increased 18.0% to $237.4 million from $201.2 million in the comparable period in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2016.

Interest – For the three months ended September 30, 2017, interest decreased 25.2% to $3.6 million from $4.7 million in the comparable period in 2016. For the nine months ended September 30, 2017, interest decreased 7.5% to $11.1 million from $12.0 million during the comparable period in 2016.

Other income – For the three months ended September 30, 2017, other income decreased 61.8% to $1.2 million from $3.1 million in the comparable period in 2016. For the nine months ended September 30, 2017, other income decreased 25.7% to $4.6 million from $6.2 million during the comparable period in 2016.

Interest expense – For the three months ended September 30, 2017, interest expense decreased 7.5% to $4.1 million from $4.5 million in the comparable period in 2016. For the nine months ended September 30, 2017, interest expense increased 8.1% to $11.6 million from $10.7 million in the comparable period in 2016.

NON-INTEREST EXPENSES

For the three months ended September 30, 2017, Institutional Group non-interest expenses decreased 0.4% to $213.0 million from $213.9 million for the comparable period in 2016. For the nine months ended September 30, 2017, Institutional Group non-interest expenses decreased 1.6% to $633.9 million from $644.4 million during the comparable period in 2016.

Compensation and benefits – For the three months ended September 30, 2017, compensation and benefits expense increased 0.5% to $158.9 million from $158.1 million during the comparable period in 2016. For the nine months ended September 30, 2017, compensation and benefits expense increased 1.1% to $467.1 million from $462.1 million during the comparable period in 2016. The increase is principally due to an increase in variable compensation as a result of higher revenues, partially offset by a decrease in fixed compensation.

Compensation and benefits expense as a percentage of net revenues was 60.0% and 60.0% for the three and nine months ended September 30, 2017, respectively, compared to 61.1% and 60.7% for comparable periods in 2016, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2017, occupancy and equipment rental expense decreased 7.5% to $11.9 million from $12.9 million during the comparable period in 2016. For the nine months ended September 30, 2017, occupancy and equipment rental expense decreased 7.8% to $35.5 million from $38.5 million during the comparable period in

2016. The decrease is primarily attributable to lower data processing equipment rental expense, partially offset by an increase in rent expense.

Communications and office supplies – For the three months ended September 30, 2017, communications and office supplies expense increased 6.6% to $14.7 million from $13.8 million during the comparable period in 2016. The increase is primarily attributable to an increase in communication and quote equipment expense. For the nine months ended September 30, 2017, communications and office supplies expense decreased 3.7% to $45.6 million from $47.4 million during the comparable period in 2016. The decrease is primarily attributable to a decline in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended September 30, 2017, commissions and floor brokerage expense increased 7.9% to $6.3 million from $5.8 million during the comparable period in 2016. The increase is primarily attributable to an increase in clearing expense. For the nine months ended September 30, 2017, commissions and floor brokerage expense decreased 5.2% to $18.3 million from $19.3 million during the comparable period in 2016. The decrease is primarily attributable to a decline in trading volumes.

Other operating expenses – For the three months ended September 30, 2017, other operating expenses decreased 8.8% to $21.2 million from $23.3 million during the comparable period in 2016. For the nine months ended September 30, 2017, other operating expenses decreased 12.6% to $67.3 million from $77.0 million during the comparable period in 2016. The decrease is primarily attributable to a decline in legal expenses and travel and promotion expenses, partially offset by an increase in professional service fees.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2017, income before income taxes for the Institutional Group segment increased 15.1% to $51.7 million from $44.9 million during the comparable period in 2016. For the nine months ended September 30, 2017, income before income taxes for the Institutional Group segment increased 23.9% to $144.5 million from $116.6 million during the comparable period in 2016. Profit margins (income before income taxes as a percentage of net revenues) have improved to 19.5% and 18.6% for the three and nine months ended September 30, 2017, respectively, from 17.4% and 15.3% during the comparable periods in 2016, respectively, as a result of an increase in revenues and a decrease in expenses.

Results of Operations – Other Segment

Three and Nine Months Ended September 30, 2017 Compared with Three and Nine Months Ended September 30, 2016

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net revenues	$2,864	$(6,846)	141.8	$(4,300)	$(2,766)	(55.5)
Non-interest expenses:
Compensation and benefits	66,862	60,960	9.7	191,324	188,138	1.7
Other operating expenses	41,336	58,214	(29.0)	135,546	145,502	(6.8)
Total non-interest expenses	108,198	119,174	(9.2)	326,870	333,640	(2.0)
Loss before income taxes	$(105,334)	$(126,020)	(16.4)%	$(331,170)	$(336,406)	(1.6)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$8,056	$30,276	(73.4)	$30,368	$90,889	(66.6)
Other operating expenses	4,725	30,436	(84.5)	36,899	89,249	(58.7)
Total non-interest expenses	$12,781	$60,712	(78.9)%	$67,267	$180,138	(62.7)%

The above expenses are related to the acquisitions of City Securities in 2017, Eaton Partners and ISM in 2016, and Barclays and Sterne Agee in 2015 and include signing bonuses, amortization of restricted stock awards and promissory notes issued as retention, professional fees, and amortization of intangible assets acquired.

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Non-interest expenses:
Compensation and benefits	$58,806	$30,684	91.7	$160,956	$97,249	65.5
Other operating expenses	36,611	27,778	31.8	98,647	56,253	75.4
Total non-interest expenses	$95,417	$58,462	63.2%	$259,603	$153,502	69.1%

Non-interest expenses for the three months ended September 30, 2017 increased 63.2% from the comparable period in 2016. The increase consisted of a 91.7% increase in compensation and benefits and a 31.8% increase in other operating expenses. Non-interest expenses for the nine months ended September 30, 2017 increased 69.1% from the comparable period in 2016. The increase consisted of a 65.5% increase in compensation and benefits and a 75.4% increase in other operating expenses. These increases are primarily attributable to the building out of our infrastructure and our regulatory compliance enhancement measures and an increase in costs associated with previously disclosed legal matters.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2017, our total assets increased 7.3% to $20.5 billion from $19.1 billion at December 31, 2016. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2017, our liabilities were comprised primarily of deposits of $12.9 billion at Stifel Bank, payables to customers of $747.4 million at our broker-dealer subsidiaries, senior notes of $796.6 million, net of debt issuance costs, Federal Home Loan Bank advances of $790.0 million, accounts payable and accrued expenses of $455.7 million, accrued employee compensation of $330.7 million, borrowings of $78.0 million, and trust preferred securities of $67.5 million. To meet our obligations to clients and operating needs, we had $588.9 million in cash and cash equivalents at September 30, 2017. We also had client brokerage receivables of $1.3 billion and $6.9 billion in loans (including loans held for sale) at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $324.0 million to $588.9 million at September 30, 2017, from $912.9 million at December 31, 2016. Operating activities provided $943.3 million of cash primarily due to a decrease in operating assets and an increase in operating liabilities and net income recognized during the nine months ended September 30, 2017. Investing activities used cash of $2.2 billion due to the growth of our investment portfolio, growth of the loan portfolio, fixed asset purchases, and business acquisitions, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $951.0 million principally due to an increase in bank deposits and proceeds received from FHLB advances, partially offset by repayments of our short-term borrowings, a decrease in securities loaned, share repurchases, and dividends paid on our common and preferred stock. In addition, new accounting guidance associated with stock-based compensation requires us to show cash payments to taxing authorities made on an employee's behalf for withheld shares as a financing activity on the consolidated statement of cash flows.

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

As of September 30, 2017, we had $20.5 billion in assets, $9.8 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2017	December 31, 2016	Average Conversion
Cash and cash equivalents	$588,916	$912,932
Receivables from brokers, dealers, and clearing organizations	335,913	1,024,752	5 days
Securities purchased under agreements to resell	458,335	248,588	1 day
Financial instruments owned at fair value	1,064,630	923,090	3 days
Available-for-sale securities at fair value	3,694,298	3,181,313	4 days
Held-to-maturity securities at amortized cost	3,554,765	3,038,405	3 days
Investments	86,923	76,768	10 days
Total cash and assets readily convertible to cash	$9,783,780	$9,405,848

As of September 30, 2017 and December 31, 2016, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2017		December 31, 2016
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$64,409	$—	$67,672	$—
Financial instruments owned at fair value	155,396	364,717	268,546	753,897
Available-for-sale securities at fair value	—	4,062,138	—	3,725,972
Investments	—	—	—	40,000
	$219,805	$4,426,855	$336,218	$4,519,869

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million.

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

At September 30, 2017, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2017, available cash and highly liquid investments comprised approximately 20% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $588.9 million of cash and cash equivalents at September 30, 2017, compared to $912.9 million at December 31, 2016. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.7 billion in available-for-sale investment securities at September 30, 2017, compared to $3.2 billion at December 31, 2016. As of September 30, 2017, the weighted-average life of the investment securities portfolio was approximately 1.7 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2017, we had $12.9 billion in deposits compared to $11.5 billion at December 31, 2016. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at September 30, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $444.4 million during the nine months ended September 30, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2017, our uncommitted secured lines of credit of $78.0 million were collateralized by company-owned securities valued at $205.0 million.

The Federal Home Loan advances of $790.0 million as of September 30, 2017 are floating-rate advances. The weighted average interest rates during the three and nine months ended September 30, 2017 on these advances is 0.63 % and 0.99%, respectively. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At September 30, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $3.5 billion at September 30, 2017 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2017, outstanding FHLB advances were $790.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $2.3 billion with the Fed’s discount window at September 30, 2017. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $12.9 billion at September 30, 2017.

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

On October 4, 2017, we completed the pricing of a registered underwritten public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears on January 15, April 15, July 15, and October 15. On or after October 15, 2022, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option. In October 2017, we received a BBB- rating on the 2017 Notes.

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

On October 30, 2017, our company entered into a definitive agreement with B.C. Ziegler & Company to acquire its wealth management business, Ziegler Wealth Management, which has 57 private client advisors in 12 branches across five states that manage approximately $4.8 billion in client assets. The transaction is expected to close in the first quarter of 2018.

During the third quarter of 2017, we announced that our board of directors has authorized a dividend program under which the Company intends to pay a regular quarterly cash dividend to shareholders of its common stock. In connection with the dividend program, the board declared a quarterly cash dividend on the company’s common stock of $0.10 per share, payable September 15, 2017, to shareholders of record at the close of business on September 1, 2017.

We have paid $46.7 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2017. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2017, and the years ended December 31, 2018, 2019, 2020, 2021, and thereafter are $22.5 million, $79.6 million, $64.9 million, $49.7 million, $39.9 million, and $103.7 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to eight years after issuance and are distributed at predetermined future payable dates once vesting occurs. At September 30, 2017, the total number of stock units outstanding was 19.5 million, of which 16.1 million were unvested. At September 30, 2017, the total number of performance-based restricted stock units was 0.6 million, of which all were unvested. At September 30, 2017, there was unrecognized compensation cost for stock units of approximately $337.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining three months in 2017, and the years ended December 31, 2018, 2019, 2020, 2021, and thereafter are $26.9 million, $92.1 million, $74.6 million, $62.4 million, $39.4 million, and $42.0 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At September 30, 2017, Stifel had net capital of $273.8 million, which was 18.5% of aggregate debit items and $244.2 million in excess of its minimum required net capital. At September 30, 2017, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2017, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2017, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the nine months ending September 30, 2017 of $6.8 million, and anticipate cumulative future cash savings of $83.7 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2017, with no impairment identified.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2017, and the daily VaR at September 30, 2017 and December 31, 2016 (in thousands):

	Nine Months Ended September 30, 2017			VAR Calculation at
	High	Low	Daily Average	September 30, 2017	December 31, 2016
Daily VaR	$7,431	$1,905	$3,916	$5,436	$3,775

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

The following table illustrates the estimated change in net interest margin at September 30, 2017, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	9.8%
+100	5.0
0	—
-100	(19.3)
-200	(28.0)
The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at September 30, 2017 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$4,870,511	$196,247	$1,703,351	$495,900
Securities	4,728,170	364,929	1,257,492	961,280
Interest-bearing cash	91,589	—	—	—
	9,690,270	561,176	2,960,843	1,457,180
Interest-bearing liabilities:
Transaction accounts and savings	12,350,487	(48)	539,919	—
Certificates of deposit	434	494	1,040	—
Borrowings	790,000	—	—	16,236
	13,140,921	446	540,959	16,236
GAP	(3,450,651)	560,730	2,419,884	1,440,944
Cumulative GAP	$(3,450,651)	$(2,889,921)	$(470,037)	$970,907

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion, and the fair value of the collateral that had been sold or repledged was $155.4 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2017 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

During the third quarter of 2017, we implemented a new ERP system, which replaced our legacy system in which a significant portion of our business transactions originate, are processed and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2017. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2017.

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

Date:  November 8, 2017