Form 10-K
period 2017-12-31
STIFEL FINANCIAL CORP
filed 2018-02-26
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2017, was $3.3 billion.1

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 15, 2018 was 71,850,904.

[1]

In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2017, are incorporated by reference in Part III hereof.

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

With a 127-year operating history, we have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

•

De La Rosa, & Co. (“De La Rosa”) – On April 3, 2014, we acquired De La Rosa, a California-based public finance investment banking boutique. The addition of the De La Rosa team strengthened our company’s position in a number of key underwriting markets in California.

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

•

Merchant Capital, LLC (“Merchant Capital”) – On December 31, 2014, we acquired Merchant Capital, a public finance investment banking firm headquartered in Montgomery, Alabama, which serves the Southeastern market. The strategic combination of Stifel and Merchant Capital strengthened our company’s position in several key underwriting markets in the Southeast.

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
•

ISM Capital LLP (“ISM”) – On May 3, 2016, we completed the acquisition of ISM, an independent investment bank focused on international debt capital markets. The acquisition of ISM increased our company’s debt capital markets origination, sales, and research capabilities.

•

City Securities Corporation (“City Securities”) – On January 3, 2017, we completed the acquisition of City Financial Corporation and its wholly owned subsidiary, City Securities, an independent investment bank focused primarily on offering wealth management and public finance services across the Midwest.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

As of December 31, 2017, we employed over 7,100 associates, including 2,244 financial advisors, of which 112 are independent contractors. Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States and Europe. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom and Europe. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years.

Consolidated Stifel Branch System

At December 31, 2017, the Private Client Group had a network of 2,132 financial advisors located in 355 branch offices in 45 states and the District of Columbia. In addition, we have 112 independent contractors.

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

Asset Management

Our asset management business offers specialized investment management solutions for institutions, private clients, and investment advisors. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Fees from private client investment portfolios and institutional fees are typically based on asset values at the end of the period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $15.0 billion at December 31, 2017. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bank not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances held which are swept to Stifel Bank, which is its primary source of funding.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate.

Research

Our research department publishes research across multiple industry groups and provides our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in securities. In our various sales and trading activities, we take a focused approach to serving our clients by maintaining inventory to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading. Our equity sales and trading teams are located in various cities in the United States, as well as Geneva, Zurich, London, and Madrid.

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

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements as a result of recent acquisitions and to actions taken by the Company in response to the Tax Regulation enacted in the fourth quarter of 2017, amortization of stock-based awards for certain administrative employees, and all unallocated overhead costs associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

BUSINESS CONTINUITY

We have developed a business continuity plan which is designed to permit continued operation of business-critical functions in the event of disruptions to our St. Louis, Missouri, headquarters facility as well as other critical functional areas of the firm. Several critical business functions are supported by outside vendors who maintain backup and recovery in line with our internal needs and capabilities. We periodically participate in testing of these backup and recovery functions. Likewise, the business functions we support internally can be supported without the St. Louis headquarters through a combination of redundant computer facilities in other east and west coast data centers and from certain branch locations which can connect to our third-party securities processing vendor through its primary or redundant facilities. Systems have been designed so that we can route critical processing activity and functions to alternate locations, which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 355 at December 31, 2017, and our branch-based financial advisors from 262 to 2,132 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $272.6 billion at December 31, 2017. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•

Further expand our institutional business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As of December 31, 2017, our research department was ranked the largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

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

•

Focus on asset generation within Stifel Bank by offering banking services to our clients. We believe the banking services provided through Stifel Bank strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to continue focusing on the sale of banking products and services to our private and corporate clients.

•

Approach acquisition opportunities with discipline. Over the course of our operating history, we have demonstrated our ability to identify, effect, and integrate attractive acquisition opportunities. We believe the current environment and market dislocation will continue to provide us with the ability to thoughtfully consider acquisitions on an opportunistic basis.

COMPETITION

We compete with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, we face increasing competition from other financial institutions, such as commercial banks, online service providers, and other companies offering financial services. The Financial

Modernization Act, signed into law in late 1999, lifted restrictions on banks and insurance companies, permitting them to provide financial services once dominated by securities firms. In addition, consolidation in the financial services industry may lead to increased competition from larger, more diversified organizations.

As we enter our 128th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

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

Stress Tests

In October 2012, the Federal Reserve, FDIC, and OCC jointly issued final rules requiring certain bank holding companies, state member banks, and savings and loan companies with total assets between $10 billion and $50 billion to conduct annual company-prepared stress tests, report the results to their primary regulator and the Federal Reserve (who is our company’s primary regulator), and publish a summary of the results. Stress tests must be conducted using certain scenarios (baseline, adverse, and severely adverse) prescribed by the Federal Reserve. We are subject to stress testing requirements as of December 31, 2017, and will be submitting our stress test in 2018.

The Volcker Rule

We are subject to the Volcker Rule, which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies, and their affiliates (together, “Banking Entities”) from engaging in “proprietary trading” or acquiring or retaining an ownership interest in a hedge fund or private equity fund (“covered funds”). Banking Entities engaged in proprietary trading and/or investments in covered funds must establish a Volcker Rule-specific compliance program. We are required to adopt a program, which is designed to be effective in ensuring compliance with the Volcker Rule, however, in connection with their examinations, regulators will assess the sufficiency and adequacy of our program. The Volcker Rule also limits investments in, and relationships with, covered funds. The conformance period for compliance with the rule with respect to investments in certain illiquid funds has been extended, and Banking Entities may still apply for an additional five-year extension with respect to investments in certain illiquid funds. We maintain a number of private equity investments, some of which meet the definition of covered funds under the Volcker Rule. The extension of the conformance deadline provides us with additional time (up to July 2022) to realize the value of these investments in due course and implement any additional actions necessary for conformance with the rule.

U.S. Capital Rules and Basel III

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

The OCC, the Federal Reserve, and the FDIC released final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increase the quantity and quality of regulatory capital; (ii) establish a capital conservation buffer; and (iii) make changes to the calculation of risk-weighted assets. The U.S. Basel III Rules became effective for our company and Stifel Bank on January 1, 2015, subject to applicable phase-in periods. Based on our current analyses, our company and Stifel Bank are well-capitalized. However, the increased capital requirements could restrict our ability to grow or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

Money Market Reform

The Securities and Exchange Commission (“SEC”) adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. We do not sponsor any money market funds. We utilize funds sponsored by third parties in limited circumstances for our own investment purposes as well as to offer our clients as one of several cash sweep alternatives.

Municipal Advisor Regulation

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

Moreover, in December 2015, the Municipal Securities Rulemaking Board (the “MSRB”) received approval from the SEC on new MSRB Rule G-42 (regarding duties of non-solicitor municipal advisors) and related amendments to MSRB Rule G-8 (regarding books and records to be made by municipal advisors, among others), all of which became effective in June 2016. Additional rulemaking by the MSRB may cause further changes to the manner in which state and local governments are able to interact with outside finance professionals. These rules may impact the nature of our interactions with public finance clients, as well as potentially have a negative short-term impact on the volume of public finance financing transactions while the industry attempts to adapt to the new regulatory landscape. However, we do not expect these rules to have a materially adverse impact on our public finance results of operations, which are included in our Institutional Group segment.

Fiduciary Duty Standard

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisers. The SEC is currently considering whether to issue a proposed standard applicable to broker-dealers, but has not yet done so.

The U.S. Department of Labor (the “DOL”) regulation (the “DOL Rule”) expanding the definition of who is deemed an "investment advice fiduciary" to an employee benefit plan that is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or an individual retirement account, or other account, (“IRA”) that is subject to section 4975 of the Internal Revenue Code (the “Code”) became effective on June 9, 2017. The DOL Rule significantly broadens the circumstances under which certain of our entities and their affiliates may be deemed to be “fiduciaries” when providing investment advice or recommendations with respect to the assets of an employee benefit plan or an IRA. When acting as a fiduciary to an ERISA plan, such persons are subject to a number of duties, including the duty to act solely in the interests of plan participants and beneficiaries, and are personally liable to the ERISA plan for breaches of these duties. When acting as a fiduciary to an ERISA plan or an IRA, such persons are also subject to certain “prohibited transaction rules” under ERISA and the Code, which significantly limit the types of transactions they can engage in, and the types of compensation they can receive, with respect to such ERISA plan or IRA.

Also effective June 9, 2017, the DOL issued two new prohibited transaction exemptions—the Best Interest Contract Exemption (the “BIC Exemption”) and the Class Exemption for Principal Transactions in Certain Assets (the “Principal Transactions Exemption”)—and amended and partially revoked certain pre-existing exemptions such persons previously relied on. The new exemptions permit them to receive compensation that would otherwise violate the prohibited transaction rules so long as they provide advice that meets the exemptions’ currently applicable conditions. The DOL has delayed the applicability of certain additional conditions of these exemptions to July 1, 2019, and is currently studying the rule’s impacts and considering whether any changes are needed.

We are continuing to evaluate the impact of the DOL Rule on these businesses, but because ERISA plans and IRAs comprise a significant portion of such businesses, we expect that compliance with the DOL Rule and reliance on the BIC Exemption and the Principal Transactions Exemption will continue to require us to incur increased legal, compliance, and information technology costs. Moreover, we may face enhanced legal risks, particularly if the delayed conditions of the new exemptions become applicable in their current form.

Finally, the state laws that apply to state registered broker-dealers may be changing.  For example, in 2017, Nevada enacted a law that would require broker-dealers to adhere to certain fiduciary standards specified under Nevada law. We continue to monitor and evaluate the impact of these rules and potential rulemakings on our business and continue to expect increased legal, compliance, and information technology costs in response to developments in this area.

Subsidiary Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency generally charged with the administration of the federal securities laws impacting the securities industry. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SRO”), principally FINRA and the Municipal Securities Rulemaking Board, and securities exchanges. SROs adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way we conduct our business.

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

Stifel Bank is a Federal Reserve member Bank, its deposits are insured by the FDIC up to the maximum authorized limit. It is subject to regulation by the Federal Reserve Bank, as well as the Missouri Division of Finance.

Stifel Trust is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of Stifel Trust’s fiduciary services.

Several of our wholly owned subsidiaries, including Choice Financial Partners, Inc., Thomas Weisel Global Growth Partners LLC, ZCM, 1919 Investment Counsel, Stifel, and CSA are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to applicable laws and regulations of the jurisdictions in which they operate.

Our European subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom and is a member of the London Stock Exchange. The FCA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend approved persons, and impose fines (where applicable) on both regulated businesses and their approved persons. SNEL operates representative offices in Geneva and Zurich, Switzerland and has a branch office in Madrid, Spain. In addition to the FCA, these offices are subject to the local regulations of their respective jurisdictions. SNEL holds a number of FCA-passporting rights to engage in Markets in Financial Instruments Directive-related business in Europe.

The FCA will be enforcing additional European Union issued regulations such as the Markets in Financial Instruments Directive II (“MIFID II”) and the Markets in Financial Instruments Regulation (“MIFIR”), for which implementation is scheduled for 2018. Principal areas of impact related to these regulatory texts will involve emergence and oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies, transparency obligations and extended transaction reporting requirements. We will continue to monitor all applicable developments in the ongoing implementation of MIFID II.

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

Executive Officers

Information regarding our executive officers and their ages as of February 15, 2018, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	59	Co-Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	76	Co-Chairman of the Board of Directors
James M. Zemlyak	58	President and Chief Financial Officer
Richard J. Himelfarb	76	Vice Chairman and Senior Vice President
Thomas B. Michaud	53	Senior Vice President
Victor J. Nesi	57	President and Director of Institutional Group
Ben A. Plotkin	62	Vice Chairman and Senior Vice President
Mark P. Fisher	48	Senior Vice President and General Counsel
James M. Marischen	38	Senior Vice President, Chief Risk Officer, and Chief Accounting Officer
David D. Sliney	48	Senior Vice President

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

James M. Zemlyak was named to the Office of the President in June 2014. Mr. Zemlyak has been Chief Financial Officer of our company and Stifel since February 1999. Mr. Zemlyak served as Director of our company from February 1999 to June 2017. Mr. Zemlyak served as our company’s Treasurer from February 1999 to January 2012. Mr. Zemlyak has been Chief Operating Officer of Stifel since August 2002 and Executive Vice President of Stifel since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

Richard J. Himelfarb has served as Senior Vice President of our company and Executive Vice President and Director of Stifel since December 2005. Mr. Himelfarb served as Director of our company from December 2005 to June 2017. Mr. Himelfarb was designated Chairman of Investment Banking in July 2009. Prior to that, Mr. Himelfarb served as Executive Vice President and Director of Investment Banking from December 2005 through July 2009. Prior to joining our company, Mr. Himelfarb served as a director of Legg Mason, Inc. from November 1983 and Legg Mason Wood Walker, Inc. from January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker, Inc. in July 1995, having previously served as Senior Vice President from November 1983.

Thomas B. Michaud has served as Senior Vice President of our company and Chairman, Chief Executive Officer, and President of Keefe, Bruyette & Woods, Inc., one of our broker-dealer subsidiaries, since February 15, 2013, the completion of the merger between our company and KBW, Inc. Mr. Michaud served as Director of our company from February 2013 to June 2017. Prior thereto, Mr. Michaud served as the Chief Executive Officer and President of KBW, Inc. since October 2011 and as Vice Chairman and director since its formation in August 2005. He previously served as Chief Operating Officer from August 2005 until October 2011.

Victor J. Nesi was named to the Office of the President in June 2014. Mr. Nesi has served as Director of Investment Banking and Director of our Institutional Group since July 2009. Mr. Nesi served as Director of our company from August 2009 to June 2017. Mr. Nesi has more than 20 years of banking and private equity experience, most recently with Merrill Lynch, where he headed the global private equity business for the telecommunications and media industry. From 2005 to 2007, he directed Merrill Lynch’s investment banking group for the Americas region. Prior to joining Merrill Lynch in 1996, Mr. Nesi spent seven years as an investment banker at Salomon Brothers and Goldman Sachs.

Ben A. Plotkin has been Vice Chairman and Senior Vice President of our company since August 2007 and Executive Vice President of Stifel since February 2007. Mr. Plotkin has served as Executive Vice President of Keefe, Bruyette & Woods, Inc., one of our broker-dealer subsidiaries, since February 15, 2013, the completion of the merger between our company and KBW, Inc. Mr. Plotkin served as Director of our company from August 2007 to June 2017. Mr. Plotkin also served as Chairman and Chief Executive Officer of Ryan Beck & Company, Inc. from 1997 until its acquisition by our company in 2007. Mr. Plotkin was elected Executive Vice

President of Ryan Beck in 1990. Mr. Plotkin became a Senior Vice President of Ryan Beck in 1989 and was appointed First Vice President of Ryan Beck in December of 1987. Mr. Plotkin joined Ryan Beck in May of 1987 as a Director and Vice President in the Investment Banking Division.

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

We may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in our credit agreements, and may result in decreased levels of available credit or a request for immediate payment.

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

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of the loans in Stifel Bank’s portfolio, foreclose on certain real estate properties, or write down the value of some of our securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy.

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

The growth of Stifel Bank may expose us to increased credit risk, operational risk, regulatory risk, and sensitivity to market interest rates along with increased regulation, examinations, and supervision by regulators.

We have experienced growth in the investment portfolio, which includes available-for-sale and held-to-maturity securities, and the loan portfolio of Stifel Bank, which is funded by affiliated customer deposits. Although our stock-secured loans are collateralized by assets held in our clients’ brokerage accounts, we are exposed to some credit and operational risk associated with these loans. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio. In addition, Stifel Bank has significantly grown its mortgage and commercial lending businesses. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

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

Any cyber-attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we are regularly the target of attempted cyber-attacks, including unauthorized access, mishandling or misuse of information, computer viruses or malware, denial-of-service attacks, phishing or other forms of social engineering, and other events, and we seek to continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Cyber-attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our company or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cyber security incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

We also rely on numerous third party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems.

Notwithstanding the precautions we take, if a cyber-attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber-attacks to our customers. Though we have insurance against some cyber-risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber-attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

We may also be subject to liability under various data protection laws. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

The Company has calculated an estimate of the impact of the Tax Legislation in its year end income tax provision in accordance with its understanding of the Tax Legislation and guidance available as of the date of this filing and as a result has recorded $42.4 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities is based on the rates at which they are expected to reverse in the future.  In addition, the Tax Legislation includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We have performed an initial earnings and profits analysis and have determined that there was no income tax effect in the current period, which we consider to be a provisional analysis.  In accordance with SAB 118, any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

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

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms have been subject to regulatory changes resulting from the Dodd-Frank Act and increased regulatory scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Financial services firms over the last several years have been operating in an onerous regulatory environment, which could become more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from various regulators, including the SEC, the Fed, the OCC and the CFPB, in addition to stock exchanges, FINRA and state attorneys general. Penalties and fines imposed by regulatory authorities have increased substantially in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules and regulations.

As a result of the demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see Item 1, “Regulation,” in this report for a discussion of such changes). The ultimate impact that the Dodd-Frank Act and implementing regulations will have on us, the financial industry and the economy at large cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. Nevertheless, it is apparent that these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact our businesses include: the establishment of a fiduciary standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of capital requirements on financial holding companies; prohibition of proprietary trading; restrictions on investments in covered funds; and, to a lesser extent, greater oversight over derivatives trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain consolidated asset thresholds established under the Dodd-Frank Act, which have the effect of imposing enhanced standards and requirements on larger institutions. These include, but are not limited to, Stifel Bank’s oversight by the CFPB. The CFPB has had an active enforcement agenda and any action taken by the CFPB could result in requirements to alter or cease offering affected products and services, make such products and services less attractive, impose additional compliance measures, or result in fines, penalties or required remediation. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. We are also required to comply with the Volcker Rule’s provisions. Although we have not historically engaged in significant levels of proprietary trading, due to our underwriting and market-making activities and our investments in covered funds, we have experienced and expect to continue to experience increased operational and compliance costs and changes to our private equity investments. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.

Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition and prospects: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by our company and its subsidiaries. In addition, from time to time, the Company and its affiliates may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends and/or engage in share repurchases. See Item 1, “Regulation,” in this report for additional information regarding our regulatory environment and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management,” in this report regarding our approaches to managing regulatory risk.

Changes in regulations resulting from the DOL Rule, including the DOL fiduciary standard, may adversely affect our businesses.

The DOL Rule became effective on June 9, 2017, with the BIC Exemption and the Principal Transactions Exemption subject to a transition period through January 2018. The DOL has delayed the applicability of certain additional conditions of these exemptions to July 1, 2019, and is currently studying the rule’s impacts and considering whether any changes are needed.

Although we have undertaken a comprehensive plan to comply with the DOL Rule given that qualified accounts, particularly IRA accounts, comprise a significant portion of our business, we expect that compliance with the DOL Rule and reliance on the BIC Exemption and the Principal Transactions Exemption will require us to continue to incur increased legal, compliance and information technology costs. We anticipate that if the DOL Rule is amended, a rule imposing heightened standards on broker-dealers is adopted by the SEC, or fiduciary rules are adopted at the state level, we will be required to incur additional costs in order to review and possibly modify our compliance plan and approach. Implementation of the DOL Rule, any amendments to the rule, and any rules addressing similar matters will negatively impact our results including the impact of increased costs related to compliance, legal and information technology. In addition, we expect that our legal risks will increase, in part, as a result of the new contractual rights required to be given to IRA and non-ERISA plan clients under the BIC Exemption and Principal Transactions Exemption.

The Basel III regulatory capital standards imposed additional capital and other requirements on us that could decrease our competitiveness and profitability.

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

See Note 19 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulations and capital requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2017. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2028.

Location	Approximate Square Footage	Use
St. Louis, Missouri	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations
New York, New York	423,500	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	97,500	Institutional Group operations and Administrative offices
San Francisco, California	88,500	Global Wealth Management and Institutional Group operations
Chicago, Illinois	75,000	Global Wealth Management and Institutional Group operations
Florham Park, New Jersey	74,000	Global Wealth Management and Institutional Group operations
Birmingham, Alabama	62,500	Global Wealth Management and Institutional Group operations

We also maintain operations in 391 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 355 private client offices. In addition, Stifel Bank leases one location for its administrative offices and operations. Our Institutional Group segment leases 36 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

In December 2013, Stone & Youngberg, LLC (“Stone & Youngberg”) was named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in connection with the 2007 formation of the Collybus CDO, which was manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds, (the “fund plaintiffs”), as well as in connection with, among other things, Stone & Youngberg’s facilitation of subsequent trades of Collybus CDO securities by CA on behalf of the CA funds during 2007 and 2008. In the Amended Complaint, the fund plaintiffs allege that they lost over $200.0 million during the financial crisis through mismanagement of the CA funds.

In addition to the claims asserted against Stone & Youngberg, the Amended Complaint seeks to hold our company and Stifel liable for Stone & Youngberg’s alleged wrongdoing under theories of successor and alter ego liability, arising out of our company’s purchase of the membership interests of Stone & Youngberg in 2011 and the subsequent operation of that business.

In a related action, approximately one dozen individual investors (the “individual plaintiffs”) brought a direct action against the Company and other defendants, seeking recessionary damages of approximately $90 million. The court ruled that the individual plaintiffs had no standing to pursue these claims because the CA funds are separately pursuing claims. The individual plaintiffs appealed that decision to the Fifth Circuit.

During December 2017, the fund plaintiffs, the individual plaintiffs, our company and our subsidiaries, including Stone & Youngberg, entered into a settlement agreement that resolved all outstanding litigation related to this matter.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 15, 2018, was $62.83. As of that date, our common stock was held by approximately 33,100 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2017		2016
	High	Low	High	Low
First quarter	$56.62	$46.14	$41.67	$25.00
Second quarter	$51.07	$41.93	$38.52	$27.33
Third quarter	$54.07	$44.44	$39.96	$28.49
Fourth quarter	$61.47	$50.94	$52.88	$36.71

During the third quarter of 2017, we announced that our board of directors has authorized a dividend program under which the Company intends to pay a regular quarterly cash dividend to shareholders of its common stock. The Company did not pay cash dividends during 2016.

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

Fiscal Year 2017
First quarter	$—
Second quarter	$—
Third quarter	$0.10
Fourth quarter	$0.10

We recently announced our intention to increase our quarterly cash dividend to $0.12 per share starting in the first quarter of 2018.

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

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2017. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2017.

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2017. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2012, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2013	2014	2015	2016	2017
Stifel Financial Corp.	$150	$160	$132	$156	$187
Peer Group	$147	$168	$148	$188	$211
S&P 500 Index	$132	$150	$153	$171	$208
NYSE ARCA Securities Broker Dealer Index	$170	$196	$189	$218	$281

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

FBR & Co.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	Goldman Sachs Group, Inc.
JMP Group, Inc.	Morgan Stanley
Piper Jaffray Companies	Stifel Financial Corp.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues:
Commissions	$678,904	$729,989	$749,536	$674,418	$640,287
Principal transactions	396,826	475,428	389,319	409,823	408,954
Investment banking	726,763	513,034	503,052	578,689	457,736
Asset management and service fees	702,064	582,789	493,761	386,001	305,639
Interest	454,381	294,332	179,101	185,969	142,539
Other income	37,524	46,798	62,224	14,785	64,659
Total revenues	2,996,462	2,642,370	2,376,993	2,249,685	2,019,814
Interest expense	70,030	66,874	45,399	41,261	46,368
Net revenues	2,926,432	2,575,496	2,331,594	2,208,424	1,973,446
Non-interest expenses:
Compensation and benefits	1,958,929	1,726,016	1,568,862	1,403,932	1,311,386
Occupancy and equipment rental	222,708	231,324	207,465	169,040	158,268
Communications and office supplies	133,493	139,644	130,678	106,926	99,726
Commissions and floor brokerage	44,132	44,315	42,518	36,555	37,225
Other operating expenses	297,634	291,615	240,504	201,177	181,612
Total non-interest expenses	2,656,896	2,432,914	2,190,027	1,917,630	1,788,217
Income from continuing operations before income tax expense	269,536	142,582	141,567	290,794	185,229
Provision for income taxes	86,665	61,062	49,231	111,664	12,322
Income from continuing operations	182,871	81,520	92,336	179,130	172,907
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(3,063)	(10,894)
Net income	182,871	$81,520	$92,336	$176,067	$162,013
Preferred dividends	9,375	3,906	—	—	—
Net Income available to common shareholders	$173,496	$77,614	$92,336	$176,067	$162,013
Earnings per basic common share:
Income from continuing operations	$2.53	$1.16	$1.35	$2.69	$2.72
Loss from discontinued operations	—	—	—	(0.04)	(0.17)
Earnings per basic common share	$2.53	$1.16	$1.35	$2.65	$2.55
Earnings per diluted common share:
Income from continuing operations	$2.14	$1.00	$1.18	$2.35	$2.35
Loss from discontinued operations	—	—	—	(0.04)	(0.15)
Earnings per diluted common share	$2.14	$1.00	$1.18	$2.31	$2.20
Weighted-average number of common shares outstanding:
Basic	68,562	66,871	68,543	66,472	63,568
Diluted	81,035	77,563	78,554	76,376	73,504
Cash dividends declared per common share	$0.20	$—	$—	$—	$—
Financial Condition
Total assets	$21,383,953	$19,129,356	$13,326,051	$9,518,151	$9,008,870
Long-term obligations (1)	$1,092,500	$867,500	$832,500	$707,500	$410,631
Shareholders’ equity	$2,861,576	$2,738,408	$2,492,416	$2,322,038	$2,058,849
Book value per common share (2)	$38.26	$38.84	$37.19	$35.00	$32.30

(1)	Includes senior notes excluding debt issuance costs (presented net on the consolidated statements of financial condition).
(2)	Excludes preferred stock.

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

The following items should be considered when comparing the data from year to year: 1) the merger with KBW on February 15, 2013; 2) the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group in July 2013; 3) the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business during 2013; 4) the recognition of a U.S. tax benefit in connection with discontinuing the business operations of SN Canada in 2013; 5) the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel and the expensing of stock awards issued as retention as part of the Oriel and 1919 Investment Counsel acquisitions during 2014; 6) the acquisitions of Sterne and Barclays during 2015; 7) the acquisitions of Eaton Partners and ISM and the expensing of stock awards issued as retention as part of the Barclays acquisition during 2016; and 8) the acquisition of City Securities; the actions taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) to maximize tax savings; merger-related charges; litigation-related expenses associated with previously disclosed legal matters; the revaluation of the Company’s deferred tax assets as a result of the enacted Tax Legislation; and the favorable impact of the adoption of new accounting guidance associated with stock-based compensation during 2017. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the third quarter of 2017, we announced that our board of directors has authorized a dividend program under which the Company intends to pay a regular quarterly cash dividend to shareholders of its common stock. In connection with the dividend program, the board declared quarterly cash dividends on the Company’s common stock of $0.10 per share, payable September 15, 2017 and December 15, 2017, to shareholders of record at the close of business on September 1, 2017 and December 1, 2017, respectively. We recently announced our intention to increase our quarterly cash dividend to $0.12 per share starting in the first quarter of 2018.

Results for the year ended December 31, 2017

For the year ended December 31, 2017, net revenues increased 13.6% to a record $2.9 billion compared to $2.6 billion during the comparable period in 2016. This represents our 22nd consecutive year of record net revenues. Net income available to common shareholders for the year ended December 31, 2017 increased 123.5% to $173.5 million, or $2.14 per diluted common share, compared to $77.6 million, or $1.00 per diluted common share, in 2016. For the year ended December 31, 2017, our Global Wealth Management and Institutional Group segments posted record net revenues and pre-tax income.

Net income for the year ended December 31, 2017 was impacted by 1) actions taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) that was enacted in the fourth quarter of 2017 to maximize tax savings; 2) merger-related charges; 3) litigation-related expenses associated with previously disclosed legal matters; 4) the revaluation of the Company’s deferred tax assets as a result of the enacted Tax Legislation; and 5) the favorable impact of the adoption of new accounting guidance during 2017 associated with stock-based compensation.

Our revenue growth for the year ended December 31, 2017 was primarily attributable to an increase in net interest income; higher asset management and service fees as a result of increased assets under management; and an increase in investment banking revenues. The increase in revenue growth over the comparable period in 2016 was offset by a decrease in brokerage revenues and other income. In addition, our revenue growth was positively impacted by the acquisitions of Eaton Partners and ISM during 2016 and City Securities in 2017.

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers’ assets under management. The municipal underwriting market is challenging as state and local governments reduce their debt levels. Investors are showing a lack of demand for longer-dated municipals and are reluctant to take on credit or liquidity risks. Investor confidence has been dampened by continued uncertainty surrounding the U.S. fiscal and debt ceiling, debt concerns in Europe, and sluggish employment growth.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2017, the key indicators of the markets’ performance, the NASDAQ, the S&P 500, and Dow Jones Industrial Average closed 28.2%, 19.4%, and 25.1% higher than their December 31, 2016, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017	2016	2015
Revenues:
Commissions	$678,904	$729,989	$749,536	(7.0)%	(2.6)%	23.2%	28.3%	32.1%
Principal transactions	396,826	475,428	389,319	(16.5)	22.1	13.6	18.5	16.7
Investment banking	726,763	513,034	503,052	41.7	2.0	24.8	19.9	21.6
Asset management and service fees	702,064	582,789	493,761	20.5	18.0	24.0	22.7	21.2
Interest	454,381	294,332	179,101	54.4	64.3	15.5	11.4	7.7
Other income	37,524	46,798	62,224	(19.8)	(24.8)	1.3	1.8	2.6
Total revenues	2,996,462	2,642,370	2,376,993	13.4	11.2	102.4	102.6	101.9
Interest expense	70,030	66,874	45,399	4.7	47.3	2.4	2.6	1.9
Net revenues	2,926,432	2,575,496	2,331,594	13.6	10.5	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,958,929	1,726,016	1,568,862	13.5	10.0	66.9	67.0	67.3
Occupancy and equipment rental	222,708	231,324	207,465	(3.7)	11.5	7.6	9.0	8.9
Communication and office supplies	133,493	139,644	130,678	(4.4)	6.9	4.6	5.4	5.6
Commissions and floor brokerage	44,132	44,315	42,518	(0.4)	4.2	1.5	1.7	1.8
Other operating expenses	297,634	291,615	240,504	2.1	21.3	10.2	11.4	10.3
Total non-interest expenses	2,656,896	2,432,914	2,190,027	9.2	11.1	90.8	94.5	93.9
Income before income taxes	269,536	142,582	141,567	89.0	0.7	9.2	5.5	6.1
Provision for income taxes	86,665	61,062	49,231	41.9	24.0	3.0	2.3	2.1
Net income	182,871	81,520	92,336	124.3	(11.7)	6.2	3.2	4.0
Preferred dividends	9,375	3,906	—	140.0	nm	0.3	0.2	—
Net Income available to common shareholders	$173,496	$77,614	$92,336	123.5%	(15.9%)	5.9%	3.0%	4.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Commissions	$678,904	$729,989	$749,536	(7.0)%	(2.6)%
Principal transactions	396,826	475,428	389,319	(16.5)	22.1
Brokerage revenues	1,075,730	1,205,417	1,138,855	(10.8)	5.8
Investment banking:
Capital-raising	366,147	256,397	307,571	42.8	(16.6)
Advisory	360,616	256,637	195,481	40.5	31.3
	726,763	513,034	503,052	41.7	2.0
Asset management and service fees	702,064	582,789	493,761	20.5	18.0
Net interest	384,351	227,458	133,702	69.0	70.1
Other income	37,524	46,798	62,224	(19.8)	(24.8)
Total net revenues	$2,926,432	$2,575,496	$2,331,594	13.6%	10.5%

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

For the year ended December 31, 2017, net revenues increased 13.6% to a record $2.9 billion from $2.6 billion in 2016. This represents our 22nd consecutive year of record net revenues.  The primary factors impacting the growth in revenues were the strength of the investment banking franchise, the growth of our balance sheet that contributed to higher net interest income, and the increase in our fee-based accounts. The growth in our revenue was negatively impacted by the challenging environment for our brokerage business.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2017, commission revenues decreased 7.0% to $678.9 million from $730.0 million in 2016. The decrease is primarily attributable to lower volumes caused by the shift to fee-based accounts as a result of the Department of Labor’s fiduciary rule, lower volumes, and lower volatility experienced by our Institutional Group.

Principal transactions – For the year ended December 31, 2017, principal transactions revenues decreased 16.5% to $396.8 million from $475.4 million in 2016. The decrease is primarily attributable to a decline in trading volumes, low interest rates, a flattening yield curve, and low volatility.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2017, investment banking revenues increased 41.7%, to $726.8 million from $513.0 million in 2016. The increase is primarily attributable to an increase in capital raising revenues and advisory fees.

Capital-raising revenues increased 42.8% to $366.1 million for the year ended December 31, 2017, from $256.4 million in 2016. For the year ended December 31, 2017, equity capital-raising revenues increased 41.2% to $203.4 million from $144.1 million in 2016. For the year ended December 31, 2017, fixed income capital-raising revenues increased 44.9% to $162.7 million from $112.3 million in 2016.

Advisory fees increased 40.5% to $360.6 million for the year ended December 31, 2017, from $256.6 million in 2016. The increase is primarily attributable to an increase in the number of completed advisory transactions during 2017, as well as contributions made from Eaton fund placement franchise.

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

For the year ended December 31, 2017, asset management and service fee revenues increased 20.5% to $702.1 million from $582.8 million in 2016. The increase is primarily a result of an increase in the number and value of fee-based accounts and an increase of interest rates on fees earned on client cash. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2017, other income decreased 19.8% to $37.5 million from $46.8 million during 2016. The decrease is primarily a result of a decrease in loan origination fees from Stifel Bank, and lower investment gains.

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

Investment banking – For the year ended December 31, 2016, investment banking revenues increased 2.0%, to $513.0 million from $503.1 million in 2015. The increase is primarily attributable to an increase in advisory fees, which was positively impacted by the Eaton Partners acquisition, partially offset by a decrease in capital-raising revenues.

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

Asset management and service fees – For the year ended December 31, 2016, asset management and service fee revenues increased 18.0% to $582.8 million from $493.8 million in 2015. The increase is primarily a result of an increase in the number and value of fee-based accounts. The growth of asset management and service fee revenues from the prior year were also attributable to the acquisition of Barclays in December 2015. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2016, other income decreased 24.8% to $46.8 million from $62.2 million in 2015. Other income primarily includes investment gains and losses and mortgage loan originations fees from Stifel Bank. The decrease in other income from 2015 is attributable to a gain recognized on the sale on a portion of an investment in 2015 that was not recurring. This was offset by a gain recognized on the extinguishment of $15.0 million of debentures during the third quarter of 2016.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel)	$1,251,324	$37,218	2.97%	$1,280,791	$32,147	2.51%	$540,889	$22,421	4.15%
Interest-earning assets (Stifel Bank) *	13,568,892	397,784	2.93%	9,602,976	239,936	2.50%	5,053,377	134,457	2.66%
Financial instruments owned	1,060,272	17,563	1.66%	1,047,264	18,965	1.81%	829,866	17,757	2.14%
Other (Stifel)		1,816			3,284			4,466
Total interest revenue	$15,880,488	$454,381	2.86%	$11,931,031	$294,332	2.47%	$6,424,132	$179,101	2.79%
Interest-bearing liabilities:
Short-term borrowings (Stifel)	$135,120	$2,407	1.78%	$178,294	$2,122	1.19%	$45,492	$569	1.25%
Interest-bearing liabilities (Stifel Bank) *	12,903,487	21,685	0.17%	9,220,639	14,822	0.16%	4,811,277	8,533	0.18%
Stock loan (Stifel)	314,720	3,367	1.07%	313,413	4,843	1.55%	62,771	125	0.20%
Senior notes (Stifel Financial Corp.)	850,759	35,338	4.15%	775,000	36,217	4.67%	482,671	25,695	5.32%
Interest-bearing liabilities (Capital Trusts)	67,500	2,040	3.02%	71,250	1,783	2.50%	82,500	1,729	2.10%
Other (Stifel)		5,193			7,087			8,748
Total interest expense	$14,271,586	70,030	0.49%	$10,558,596	66,874	0.63%	$5,484,711	45,399	0.83%
Net interest income/margin		$384,351	2.42%		$227,458	1.91%		$133,702	2.08%

*

See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bank’s average balances and interest income and expense.

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2017, net interest income increased 69.0% to $384.4 million from $227.5 million in 2016.

For the year ended December 31, 2017, interest revenue increased 54.4% to $454.4 million from $294.3 million in 2016, principally as a result of a $157.8 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $13.6 billion during the year ended December 31, 2017, compared to $9.6 billion during 2016 at average interest rates of 2.93% and 2.50%, respectively.

For the year ended December 31, 2017, interest expense increased 4.7% to $70.0 million from $66.9 million in 2016. The increase in interest expense is primarily attributable to an increase in interest expense paid on the interest-bearing liabilities of Stifel Bank.

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

Net interest income – For the year ended December 31, 2016, net interest income increased 70.1% to $227.5 million from $133.7 million in 2015.

For the year ended December 31, 2016, interest revenue increased 64.3% to $294.3 million from $179.1 million in 2015, principally as a result of a $105.5 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $9.6 billion during the year ended December 31, 2016, compared to $5.1 billion in 2015 at average interest rates of 2.50% and 2.66%, respectively.

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

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Non-interest expenses:
Compensation and benefits	$1,958,929	$1,726,016	$1,568,862	13.5%	10.0%
Occupancy and equipment rental	222,708	231,324	207,465	(3.7)	11.5
Communications and office supplies	133,493	139,644	130,678	(4.4)	6.9
Commissions and floor brokerage	44,132	44,315	42,518	(0.4)	4.2
Other operating expenses	297,634	291,615	240,504	2.1	21.3
Total non-interest expenses	$2,656,896	$2,432,914	$2,190,027	9.2%	11.1%

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

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

For the year ended December 31, 2017, compensation and benefits expense increased 13.5% to $2.0 billion from $1.7 billion in 2016. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production, 2) an increase in fixed compensation for additional administrative support staff, and 3) an increase in deferred compensation expense as a result of the acceleration of the vesting of certain outstanding debenture awards and the modification of certain outstanding restricted stock units. These, and other actions described below, were taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) that was enacted in the fourth quarter of 2017 to maximize tax savings.

Compensation and benefits expense as a percentage of net revenues was 66.9% for the year ended December 31, 2017, compared to 67.0% for the year ended December 31, 2016.

Occupancy and equipment rental – For the year ended December 31, 2017, occupancy and equipment rental expense decreased 3.7% to $222.7 million from $231.3 million in 2016. The decrease is primarily due to lower equipment costs and rent expense.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2017, communications and office supplies expense decreased 4.4% to $133.5 million from $139.6 million in 2016. The decrease is primarily attributable to a decrease in quote equipment, telecommunication costs, and office supplies as a result of cost saving initiatives.

Commissions and floor brokerage – For the year ended December 31, 2017, commissions and floor brokerage expense decreased 0.4% to $44.1 million from $44.3 million in 2016. The decrease is primarily attributable to a decrease in trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, and professional service expenses.

For the year ended December 31, 2017, other operating expenses increased 2.1% to $297.6 million from $291.6 million in 2016. The increase is primarily attributable to an increase in the provision for loan losses, FDIC insurance expense, and license expense, offset partially by a decrease in legal, travel, and professional service expense.

Provision for income taxes – For the year ended December 31, 2017, our provision for income taxes was $86.7 million, representing an effective tax rate of 32.2%, compared to $61.1 million in 2016, representing an effective tax rate of 42.8%.

The provision for income taxes for the year ended December 31, 2017 was primarily impacted by 1) actions taken by the Company in response to the Tax Legislation that was enacted in the fourth quarter of 2017 to maximize tax savings; 2) the favorable impact of the adoption of new accounting guidance during 2017 associated with stock-based compensation; and 3) the revaluation of the Company’s deferred tax assets as a result of the enacted Tax Legislation.

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

Other operating expenses – For the year ended December 31, 2016, other operating expenses increased 21.3% to $291.6 million from $240.5 million in 2015. The increase is primarily attributable to an increase in legal and FDIC insurance expense, as well as the provision for loan losses at Stifel Bank. During the year ended December 31, 2016, we increased our legal reserves for previously disclosed legal matters. See Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our legal matters.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements in conjunction with recent acquisitions and the actions taken by the Company in response to the Tax Regulation enacted in the fourth quarter of 2017, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017	2016	2015
Revenues:
Commissions	$474,623	$491,214	$504,206	(3.4)%	(2.6)%	26.0%	31.4%	36.6%
Principal transactions	186,711	179,421	148,475	4.1	20.8	10.2	11.5	10.8
Asset management and service fees	701,756	581,862	492,814	20.6	18.1	38.5	37.2	35.8
Interest	444,507	279,631	164,793	59.0	69.7	24.4	17.9	12.0
Investment banking	40,466	42,187	43,687	(4.1)	(3.4)	2.2	2.7	3.2
Other income	18,248	19,942	33,742	(8.5)	(40.9)	1.1	1.3	2.4
Total revenues	1,866,311	1,594,257	1,387,717	17.1	14.9	102.4	102.0	100.8
Interest expense	44,093	30,847	10,404	42.9	196.5	2.4	2.0	0.8
Net revenues	1,822,218	1,563,410	1,377,313	16.6	13.5	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	911,986	870,577	781,573	4.8	11.4	50.0	55.7	56.7
Occupancy and equipment rental	101,889	97,603	82,015	4.4	19.0	5.6	6.2	6.0
Communication and office supplies	58,650	55,344	46,825	6.0	18.2	3.2	3.5	3.4
Commissions and floor brokerage	20,153	19,347	17,431	4.2	11.0	1.1	1.2	1.3
Other operating expenses	102,634	90,221	67,343	13.8	34.0	5.7	5.9	4.9
Total non-interest expenses	1,195,312	1,133,092	995,187	5.5	13.9	65.6	72.5	72.3
Income before income taxes	$626,906	$430,318	$382,126	45.7%	12.6%	34.4%	27.5%	27.7%

	December 31,
	2017	2016	2015
Branch offices (actual)	355	360	361
Financial advisors (actual)	2,132	2,157	2,164
Independent contractors (actual) (1)	112	123	719

(1)

On July 1, 2016, we sold the independent contractor business acquired with the Sterne Agee transaction in June 2015. As of December 31, 2015, there were 591 independent contractors included in the disposed business.

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

NET REVENUES

For the year ended December 31, 2017, Global Wealth Management net revenues increased 16.6% to a record $1.8 billion from $1.6 billion in 2016. The increase in net revenues for the year ended December 31, 2017, over 2016, is primarily attributable to an increase in net interest revenues, as a result of the growth of interest-earning assets at Stifel Bank; the growth in asset management and service fees; and an increase in principal transaction revenues. The increase in net revenues was partially offset by a decrease in commission revenues, investment banking revenues, and other income. Net revenues were also negatively impacted by the sale of the Sterne Agee independent contractor business during the third quarter of 2016.

Commissions – For the year ended December 31, 2017, commission revenues decreased 3.4% to $474.6 million from $491.2 million in 2016. The decrease is primarily attributable to a decrease in agency transactions in insurance products, OTC and listed equity securities, and mutual funds as a result of lower trading volumes impacting the environment for both us and the industry, as clients are migrating their assets to fee-based accounts.

Principal transactions – For the year ended December 31, 2017, principal transactions revenues increased 4.1% to $186.7 million from $179.4 million in 2016. The increase is primarily attributable to an increase in corporate debt products as a result of higher trading volumes and the current interest rate environment. The increase is partially offset by a decrease in corporate equity and municipal debt products and a decrease in trading profits from 2016.

Asset management and service fees – For the year ended December 31, 2017, asset management and service fees increased 20.6% to $701.8 million from $581.9 million in 2016. The increase is primarily a result of an increase in assets under management in our fee-based accounts and, to a lesser extent, from the increase in fed funds rates that benefit our client cash deposits held at third-party banks. Fee-based account revenues are primarily billed based on values as of the prior period end.

The value of assets in fee-based accounts at December 31, 2017, increased 24.7% to $87.6 billion from $70.2 billion at December 31, 2016.

Interest revenue – For the year ended December 31, 2017, interest revenue increased 59.0% to $444.5 million from $279.6 million in 2016. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 4.1% to $40.5 million for the year ended December 31, 2017, from $42.2 million in 2016. The decrease is primarily attributable to a decrease in corporate debt sales credits as compared to 2016. The decrease is partially offset by an increase in corporate equity sales credits from 2016.

Other income – For the year ended December 31, 2017, other income decreased 8.5% to $18.2 million from $19.9 million 2016. The decrease is primarily attributable to a decline in mortgage fee revenues from loan originations at Stifel Bank.

Interest expense – For the year ended December 31, 2017, interest expense increased 42.9% to $44.1 million from $30.8 million in 2016. The increase is primarily attributable to higher interest expense on the interest-bearing liabilities of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net interest income.

NON-INTEREST EXPENSES

For the year ended December 31, 2017, Global Wealth Management non-interest expenses increased 5.5% to $1.2 billion from $1.1 billion in 2016.

Compensation and benefits – For the year ended December 31, 2017, compensation and benefits expense increased 4.8% to $912.0 million from $870.6 million in 2016. The increase is principally due to increased variable compensation as a result of increased production. Compensation and benefits expense as a percentage of net revenues was 50.0% for the year ended December 31, 2017, compared to 55.7% in 2016. The compensation and benefits ratio for the year ended December 31, 2017 was positively impacted by the sale of the Sterne Agee independent contractor business during the third quarter of 2016, which had a different pay structure than our legacy private client business.

Occupancy and equipment rental – For the year ended December 31, 2017, occupancy and equipment rental expense increased 4.4% to $101.9 million from $97.6 million in 2016. The increase is primarily attributable to higher occupancy costs and an increase in maintenance expense, partially offset by a decrease in data processing expenses.

Communications and office supplies – For the year ended December 31, 2017, communications and office supplies expense increased 6.0% to $58.7 million from $55.3 million in 2016. The increase is primarily attributable to higher communication and quote equipment, partially offset by a decline in telecommunications expenses.

Commissions and floor brokerage – For the year ended December 31, 2017, commissions and floor brokerage expense increased 4.2% to $20.2 million from $19.3 million in 2016.

Other operating expenses – For the year ended December 31, 2017, other operating expenses increased 13.8% to $102.6 million from $90.2 million in 2016. The increase in other operating expenses is primarily attributable to an increase in the provision for loan losses and FDIC insurance at Stifel Bank, partially offset by a decrease in travel costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2017, income before income taxes increased 45.7% to $626.9 million from $430.3 million in 2016.  Profit margins (income before income taxes as a percent of net revenues) have increased to 34.4% for the year ended December 31, 2017 from 27.5% in 2016. The improvement in profit margin from 2016 is a result of an increase in revenues, as well as our focus on expense management.

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

NET REVENUES

For the year ended December 31, 2016, Global Wealth Management net revenues increased 13.5% to $1.6 billion from $1.4 billion in 2015. The increase in net revenues for the year ended December 31, 2016, over 2015, is primarily attributable to an increase in net interest revenues, as a result of the growth of interest-earning assets at Stifel Bank; the growth in asset management and service fees, as a result of the acquisitions of Sterne Agee in June 2015 and Barclays in December 2015; and an increase in principal transaction revenues. The increase in net revenues was partially offset by a decrease in other income and commission revenues.

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

Interest revenue– For the year ended December 31, 2016, interest revenue increased 69.7% to $279.6 million from $164.8 million in 2015. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Investment banking – Investment banking decreased 3.4% to $42.2 million for the year ended December 31, 2016, from $43.7 million in 2015. The decrease is primarily attributable to a decrease in corporate equity sales credits from 2015.

Other income – For the year ended December 31, 2016, other income decreased 40.9% to $19.9 million from $33.7 million in 2015. The decrease is primarily attributable to the recognition of a gain on the sale on a portion of an investment in 2015 that was not recurring, offset by an increase in mortgage fees from loan originations at Stifel Bank.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2016, income before income taxes increased 12.6% to $430.3 million from $382.1 million in 2015. Profit margins (income before income taxes as a percent of net revenues) were impacted by an increase in revenues offset by higher operating expenses..

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2017			December 31, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$217,329	$2,228	1.03%	$583,564	$3,021	0.52%
State and municipal securities (tax-exempt) (1)	75,022	2,212	2.95	75,692	2,704	3.57
Mortgage-backed securities	1,914,896	41,657	2.18	1,912,867	37,459	1.96
Corporate fixed income securities	1,001,723	23,141	2.31	677,215	15,092	2.23
Asset-backed securities	3,786,464	120,721	3.19	1,942,999	52,199	2.69
Federal Home Loan Bank (“FHLB”) and other capital stock	60,663	1,741	2.87	43,376	1,538	3.55
Loans (2)
Securities-based loans	1,747,544	51,316	2.94	1,430,625	35,028	2.45
Commercial and industrial	2,106,480	81,361	3.86	1,419,911	50,714	3.57
Consumer	39,062	1,667	4.27	53,325	1,582	2.97
Residential real estate	2,348,137	62,492	2.66	1,179,024	31,783	2.70
Commercial real estate	80,393	3,036	3.78	82,370	2,375	2.88
Home equity lines of credit	14,873	566	3.81	14,690	420	2.86
Construction and land	15,366	619	4.03	8,209	280	3.41
Loans held for sale	160,940	5,027	3.12	179,109	5,741	3.21
Total interest-earning assets (3)	$13,568,892	$397,784	2.93%	$9,602,976	$239,936	2.50%
Cash and due from banks	12,217			5,843
Other non-interest-earning assets	324,199			255,052
Total assets	$13,905,308			$9,863,871
Liabilities and stockholders’ equity:
Deposits:
Money market	$11,904,772	$12,409	0.10%	$8,438,339	$6,898	0.08%
Time deposits	2,678	59	2.20	8,775	153	1.75
Demand deposits	205,240	193	0.09	168,549	280	0.17
Savings	4	—	—	18	—	—
FHLB advances	774,564	8,305	1.07	588,573	6,777	1.15
Other borrowings	16,229	719	4.43	16,385	714	4.36
Total interest-bearing liabilities (3)	$12,903,487	$21,685	0.17%	$9,220,639	$14,822	0.16%
Non-interest-bearing deposits	15,463			14,355
Other non-interest-bearing liabilities	5,149			27,569
Total liabilities	$12,924,099			$9,262,563
Stockholders’ equity	981,209			601,308
Total liabilities and stockholders’ equity	$13,905,308			$9,863,871
Net interest income/spread		$376,099	2.76%		$225,114	2.34%
Net interest margin			2.77%			2.34%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2015
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$65,827	$163	0.25%
State and municipal securities (tax-exempt) (1)	76,257	2,706	3.55
Mortgage-backed securities	1,093,898	25,206	2.30
Corporate fixed income securities	307,047	6,694	2.18
Asset-backed securities	863,137	19,181	2.22
Federal Home Loan Bank (“FHLB”) and other capital stock	20,776	722	3.48
Loans (2)
Securities-based loans	948,840	21,063	2.22
Commercial and industrial	1,048,703	34,783	3.32
Consumer	23,158	378	1.63
Residential real estate	395,775	16,869	4.26
Commercial real estate	24,091	1,046	4.34
Home equity lines of credit	12,233	334	2.73
Construction and land	803	26	3.24
Loans held for sale	172,832	5,286	3.06
Total interest-earning assets (3)	$5,053,377	$134,457	2.66%
Cash and due from banks	2,985
Other non-interest-earning assets	190,239
Total assets	$5,246,601
Liabilities and stockholders’ equity:
Deposits:
Money market	$4,500,268	$6,360	0.14%
Time deposits	39,278	860	2.19
Demand deposits	76,262	42	0.06
Savings	17	—	0.05
FHLB advances	178,925	551	0.31
Other borrowings	16,527	720	4.36
Total interest-bearing liabilities (3)	$4,811,277	$8,533	0.18%
Non-interest-bearing deposits	19,004
Other non-interest-bearing liabilities	14,628
Total liabilities	$4,844,909
Stockholders’ equity	401,692
Total liabilities and stockholders’ equity	$5,246,601
Net interest income/spread		$125,924	2.48%
Net interest margin			2.49%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2017, interest revenue for Stifel Bank of $397.8 million was generated from weighted-average interest-earning assets of $13.6 billion at a weighted-average interest rate of 2.93%. For the year ended December 31, 2016, interest revenue for Stifel Bank of $239.9 million was generated from weighted-average interest-earning assets of $9.6 billion at a weighted-average interest rate of 2.50%. For the year ended December 31, 2015, interest revenue for Stifel Bank of $134.5 million was generated from weighted-average interest-earning assets of $5.1 billion at a weighted-average interest rate of 2.66%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, time deposits, FHLB advances, and other borrowings. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2017, was $12.9 billion at a weighted-average interest rate of 0.17%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2016, was $9.2 billion at a weighted-average interest rate of 0.16%. The average balance of interest-bearing liabilities at Stifel Bank during the year ended December 31, 2015, was $4.8 billion at a weighted-average interest rate of 0.18%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel and, to a lesser extent, with FHLB advances. At December 31, 2017, the balance of Stifel brokerage customer deposits at Stifel Bank was $13.4 billion compared to $11.5 billion at December 31, 2016.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016			Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(2,621)	$1,828	$(793)	$2,510	$348	$2,858
State and municipal securities:
Tax-exempt	(24)	(468)	(492)	(22)	20	(2)
Mortgage-backed securities	40	4,158	4,198	15,327	(3,074)	12,253
Corporate fixed income securities	7,478	571	8,049	8,246	152	8,398
Asset-backed securities	57,253	11,269	68,522	28,293	4,725	33,018
FHLB and other capital stock	389	(186)	203	801	15	816
Loans
Securities-based loans	8,574	7,714	16,288	11,610	2,355	13,965
Commercial and industrial	26,230	4,417	30,647	13,089	2,842	15,931
Consumer	(133)	218	85	740	464	1,204
Residential real estate	31,109	(400)	30,709	18,316	(3,402)	14,914
Commercial real estate	(56)	717	661	1,543	(214)	1,329
Home equity lines of credit	5	141	146	70	16	86
Construction and land	281	58	339	254	—	254
Loans held for sale	(571)	(143)	(714)	163	292	455
	$127,954	$29,894	$157,848	$100,940	$4,539	$105,479
Interest expense:
Deposits:
Money market	$3,301	$2,210	$5,511	$3,982	$(3,444)	$538
Time deposits	(148)	54	(94)	(561)	(146)	(707)
Demand deposits	88	(175)	(87)	89	149	238
FHLB advances	1,953	(425)	1,528	2,835	3,391	6,226
Other borrowings	(7)	12	5	(6)	—	(6)
	$5,187	$1,676	$6,863	$6,339	$(50)	$6,289

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

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,022	$—	$(39)	$4,983
State and municipal securities	74,691	—	(4,132)	70,559
Mortgage-backed securities:
Agency	308,409	102	(2,981)	305,530
Commercial	75,548	28	(3,088)	72,488
Non-agency	1,568	—	—	1,568
Corporate fixed income securities	1,213,262	3,832	(5,652)	1,211,442
Asset-backed securities	2,098,958	12,877	(4,897)	2,106,938
	$3,777,458	$16,839	$(20,789)	$3,773,508
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,334,833	$13,621	$(16,208)	$1,332,246
Commercial	58,971	1,313	—	60,284
Asset-backed securities	2,264,283	15,526	(1,862)	2,277,947
Corporate fixed income securities	40,011	27	(37)	40,001
	$3,698,098	$30,487	$(18,107)	$3,710,478

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,213	$2	$(18)	$4,197
State and municipal securities	76,066	—	(3,576)	72,490
Mortgage-backed securities:
Agency	340,738	298	(2,304)	338,732
Commercial	77,417	59	(4,703)	72,773
Non-agency	2,032	—	(140)	1,892
Corporate fixed income securities	830,695	1,418	(8,602)	823,511
Asset-backed securities	1,858,929	9,857	(1,068)	1,867,718
	$3,190,090	$11,634	$(20,411)	$3,181,313
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,567,758	$14,537	$(17,037)	$1,565,258
Commercial	59,581	1,786	—	61,367
Non-agency	688	—	(13)	675
Asset-backed securities	1,370,300	6,242	(3,396)	1,373,146
Corporate fixed income securities	40,078	30	—	40,108
	$3,038,405	$22,595	$(20,446)	$3,040,554

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive loss.
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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we did not recognize any credit-related OTTI during the years ended December 31, 2017, 2016, and 2015, respectively.

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

We believe the gross unrealized losses of $38.9 million related to our investment portfolio, as of December 31, 2017, are attributable to changes in market interest rates. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2017, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,722	$3,261	$—	$—	$4,983
State and municipal securities	274	84	18,745	51,456	70,559
Mortgage-backed securities:
Agency	—	—	338	305,192	305,530
Commercial	—	—	55,486	17,002	72,488
Non-agency	—	—	—	1,568	1,568
Corporate fixed income securities	182,025	542,480	486,937	—	1,211,442
Asset-backed securities	—	—	417,081	1,689,857	2,106,938
	$184,021	$545,825	$978,587	$2,065,075	$3,773,508
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$143,715	$1,191,118	$1,334,833
Commercial	—	58,971	—	—	58,971
Asset-backed securities	—	—	403,840	1,860,443	2,264,283
Corporate fixed income securities	40,011	—	—	—	40,011
	$40,011	$58,971	$547,555	$3,051,561	$3,698,098
Weighted-average yield (2)	2.20%	1.98%	2.92%	2.87%	2.82%

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2017.

III.	Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio held for investment for the periods indicated (in thousands):

		As of December 31,
	2017	2016	2015	2014	2013
Residential real estate	$2,593,576	$2,161,400	$429,132	$432,646	$372,789
Commercial and industrial	2,437,938	1,710,399	1,216,656	896,853	552,333
Securities-based loans	1,819,206	1,614,033	1,388,953	732,799	508,866
Commercial real estate	116,258	78,711	92,623	15,902	12,284
Consumer	24,508	45,391	36,846	25,489	618
Home equity lines of credit	15,039	15,008	12,475	12,945	16,327
Construction and land	7,896	12,623	3,899	—	490
Total gross loans	7,014,421	5,637,565	3,180,584	2,116,634	1,463,707
Unamortized loan premium/(discount), net	788	858	(5,296)	(30,533)	(45,100)
Loans in process	(856)	(49)	(419)	1,681	334
Unamortized loan origination costs, net	872	(2,021)	(1,567)	(1,631)	(1,920)
Allowance for loan losses	(67,466)	(45,163)	(29,787)	(20,731)	(12,668)
	$6,947,759	$5,591,190	$3,143,515	$2,065,420	$1,404,353

 The maturities of the loan portfolio at December 31, 2017, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$2,023,037	$1,710,765	$3,280,619	$7,014,421

The sensitivity of loans with maturities in excess of one year at December 31, 2017, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$1,637,995	$3,170,703	$4,808,698
Fixed rate loans	72,770	109,916	182,686
	$1,710,765	$3,280,619	$4,991,384

 Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses, beginning of period	$45,163	$29,787	$20,731	$12,668	$8,145
Provision for loan losses	25,320	15,659	9,069	8,531	8,842
Charge-offs:
Commercial and industrial	(355)	(267)	—	(510)	(3,864)
Residential real estate	—	(13)	(144)	—	(501)
Consumer	—	(16)	—	(16)	—
Commercial real estate	(2,703)	—	—	—	—
Other	—	—	—	(5)	(7)
Total charge-offs	(3,058)	(296)	(144)	(531)	(4,372)
Recoveries	41	13	131	63	53
Allowance for loan losses, end of period	$67,466	$45,163	$29,787	$20,731	$12,668
Net charge-offs to average bank loans outstanding, net	0.00%	0.01%	0.05%	0.03%	0.40%

 The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2017		December 31, 2016
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$54,474	34.8%	$35,127	30.3%
Securities-based loans	2,088	25.9	3,094	28.6
Residential real estate	8,430	37.0	2,660	38.4
Commercial real estate	1,520	1.7	1,363	1.4
Home equity lines of credit	162	0.2	371	0.3
Construction and land	100	0.1	232	0.2
Consumer	16	0.3	129	0.8
Qualitative	676	—	2,187	—
	$67,466	100.0%	$45,163	100.0%

	December 31, 2015		December 31, 2014
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$24,748	38.2%	$16,609	42.4%
Securities-based loans	1,607	43.7	1,099	34.6
Residential real estate	1,241	13.5	787	20.4
Home equity lines of credit	290	0.4	267	0.6
Commercial real estate	264	2.9	232	0.8
Consumer	105	1.2	156	1.2
Construction and land	78	0.1	—	—
Qualitative	1,454	—	1,581	—
	$29,787	100.0%	$20,731	100.0%

(1)	Loan category as a percentage of total loan portfolio.

	December 31, 2013
	Balance	Percent (1)
Commercial and industrial	$9,832	37.7%
Securities-based loans	892	34.9
Residential real estate	408	25.5
Commercial real estate	198	0.8
Home equity lines of credit	174	1.1
Construction and land	12	—
Qualitative	1,152	—
	$12,668	100.0%

(1)	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed. At December 31, 2017, we had $29.2 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. At December 31, 2016, 2015, 2014, and 2013, we had $26.9 million, $0.9 million, $4.9 million, and $1.5 million of impaired loans, respectively, which included $9.7 million, $0.2 million, $1.0 million, and $0.4 million of trouble debt restructurings, respectively. The specific allowance on impaired loans at December 31, 2017, 2016, 2015, 2014, and 2013 was $9.1 million, $3.4 million, $0.2 million, $0.3 million, and $0.2 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2017, 2016, 2015, 2014, and 2013, were insignificant to the consolidated financial statements.

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

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$12,110,012	0.10%	$8,606,888	0.08%	$4,576,530	0.14%
Certificates of deposit (time deposits)	2,678	2.20	8,775	1.75	39,278	2.19
Demand deposits (non-interest-bearing)	15,463	*	14,355	*	19,004	*
Savings accounts	4	—	18	—	17	—

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2017, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$—	$139	$512	$338	$989

V.	Return on Equity and Assets

	Year Ended December 31,
	2017	2016	2015
Return on assets (net income as a percentage of average total assets)	0.91%	0.54%	0.88%
Return on equity (net income as a percentage of average shareholders’ equity)	6.41	3.47	3.74
Dividend payout ratio(1)	13.42	—	—
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	14.23	15.75	23.43

(1)	We did not declare or pay any dividends on our common stock during 2016 or 2015.

VI. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	FHLB Advances	Stock Loan
Year Ended December 31, 2017:
Amount outstanding at December 31, 2017	$256,000	$745,000	$219,782
Weighted-average interest rate thereon	2.26%	1.51%	1.36%
Maximum amount outstanding at any month-end	$444,400	$1,175,000	$397,527
Average amount outstanding during the year	$135,120	$774,564	$314,720
Weighted-average interest rate thereon	1.78%	1.07%	1.07%
Year Ended December 31, 2016:
Amount outstanding at December 31, 2016	$377,000	$500,000	$478,814
Weighted-average interest rate thereon	1.46%	0.88%	0.75%
Maximum amount outstanding at any month-end	$377,000	$1,160,000	$488,384
Average amount outstanding during the year	$178,294	$588,573	$313,413
Weighted-average interest rate thereon	1.19%	1.15%	0.46%
Year Ended December 31, 2015:
Amount outstanding at December 31, 2015	$30,000	$148,000	$329,670
Weighted-average interest rate thereon	1.13%	0.36%	0.65%
Maximum amount outstanding at any month-end	$465,648	$579,000	$329,670
Average amount outstanding during the year	$45,492	$178,925	$62,771
Weighted-average interest rate thereon	1.25%	0.31%	0.65%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017	2016	2015
Revenues:
Commissions	$204,281	$238,775	$241,528	(14.4)%	(1.1)%	18.4%	23.5%	24.8%
Principal transactions	210,115	296,008	244,646	(29.0)	21.0	18.9	29.2	25.1

Capital raising	325,691	214,209	264,858	52.0	(19.1)	29.3	21.1	27.1
Advisory fees	360,606	256,638	192,584	40.5	33.3	32.5	25.3	19.7
Investment banking	686,297	470,847	457,442	45.8	2.9	61.8	46.4	46.8
Interest	15,208	16,609	15,053	(8.4)	10.3	1.4	1.6	1.5
Other income (1)	10,408	7,087	26,594	46.9	(73.4)	0.9	0.8	2.8
Total revenues	1,126,309	1,029,326	985,263	9.4	4.5	101.4	101.5	101.0
Interest expense	15,541	15,162	9,669	2.5	56.8	1.4	1.5	1.0
Net revenues	1,110,768	1,014,164	975,594	9.5	4.0	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	665,514	608,171	596,561	9.4	1.9	59.9	60.0	61.1
Occupancy and equipment rental	48,197	51,179	49,808	(5.8)	2.8	4.3	5.0	5.1
Communication and office supplies	60,549	64,049	64,168	(5.5)	(0.2)	5.5	6.3	6.6
Commissions and floor brokerage	23,974	24,968	25,087	(4.0)	(0.5)	2.2	2.5	2.6
Other operating expenses	94,553	101,654	98,928	(7.0)	2.8	8.5	10.0	10.1
Total non-interest expenses	892,787	850,021	834,552	5.0	1.9	80.4	83.8	85.5
Income before income taxes	$217,981	$164,143	$141,042	32.8%	16.4%	19.6%	16.2%	14.5%

(1)	Includes asset management and service fees.

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

NET REVENUES

For the year ended December 31, 2017, Institutional Group net revenues increased 9.5% to a record $1.1 billion from $1.0 billion in 2016. The increase in net revenues for the year ended December 31, 2017, was primarily attributable to an increase in fixed income and equity capital raising revenues and advisory fees, partially offset by a decrease in fixed income and equity brokerage revenues.

Commissions – For the year ended December 31, 2017, commission revenues decreased 14.4% to $204.3 million from $238.8 million in 2016.

Principal transactions – For the year ended December 31, 2017, principal transactions revenues decreased 29.0% to $210.1 million from $296.0 million in 2016.

For the year ended December 31, 2017, fixed income brokerage revenues decreased 29.0% to $214.9 million from $302.5 million in 2016.

For the year ended December 31, 2017, equity brokerage revenues decreased 14.1% to $199.5 million from $232.3 million in 2016. The decrease in brokerage revenues (commissions and principal transactions) is primarily attributable to low volatility, flat yield curve, and a decline in volumes.

Investment banking – For the year ended December 31, 2017, investment banking revenues increased 45.8% to $686.3 million from $470.8 million in 2016. The increase is attributable to higher capital raising and advisory fees.

For the year ended December 31, 2017, capital-raising revenues increased 52.0% to $325.7 million from $214.2 million in 2016.

For the year ended December 31, 2017, equity capital markets capital-raising revenues increased 76.6% to $182.7 million from $103.4 million in 2016. The increase was primarily attributable to an increase in the number of transactions over 2016, as a result of improving economic growth.

For the year ended December 31, 2017, fixed income capital markets capital-raising revenues increased 29.1% to $143.0 million from $110.8 million in 2016. The increase is primarily attributable to an increase in the public finance activity from 2016.

For the year ended December 31, 2017, advisory fees increased 40.5% to $360.6 million from $256.6 million in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable periods in 2016, as well as the contributions made from the Eaton fund placement franchise.

Interest income – For the year ended December 31, 2017, interest income decreased 8.4% to $15.2 million from $16.6 million in 2016. The decrease in interest income is primarily attributable to lower interest on our inventory positions.

Other income – For the year ended December 31, 2017, other income increased 46.9% to $10.4 million from $7.1 million in 2016. The increase is primarily attributable to an increase in investment gains from 2016.

Interest expense – For the year ended December 31, 2017, interest expense increased 2.5% to $15.5 million from $15.2 million in 2016. The increase is primarily attributable to an increase in inventory interest expense from 2016.

NON-INTEREST EXPENSES

For the year ended December 31, 2017, Institutional Group non-interest expenses increased 5.0% to $892.8 million from $850.0 million in 2016.

Compensation and benefits – For the year ended December 31, 2017, compensation and benefits expense increased 9.4% to $665.5 million from $608.2 million in 2016. The increase is principally due to an increase in variable compensation as a result of higher production, partially offset by a decrease in fixed compensation. Compensation and benefits expense as a percentage of net revenues was 59.9% for the year ended December 31, 2017, compared to 60.0% in 2016.

Occupancy and equipment rental – For the year ended December 31, 2017, occupancy and equipment rental expense decreased 5.8% to $48.2 million from $51.2 million in 2016. The decrease is primarily attributable to equipment costs and rent expense.

Communications and office supplies – For the year ended December 31, 2017, communications and office supplies expense decreased 5.5% to $60.5 million from $64.0 million in 2016. The decrease is primarily attributable to a decline in telecommunication expenses and lower quote equipment expenses.

Commissions and floor brokerage – For the year ended December 31, 2017, commissions and floor brokerage expense decreased 4.0% to $24.0 million from $25.0 million in 2016. The decrease is primarily attributable to lower clearing expenses given the decline in fixed income trading volumes.

Other operating expenses – For the year ended December 31, 2017, other operating expenses decreased 7.0% to $94.6 million from $101.7 million in 2016. The decrease is primarily attributable to a decline in legal expenses, subscription costs, and professional service fees from 2016.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2017, income before income taxes for the Institutional Group segment increased 32.8% to $218.0 million from $164.1 million in 2016. Profit margins (income before income taxes as a percentage of net revenues) have increased to 19.6% for the year ended December 31, 2017, from 16.2% in 2016. The improvement in profit margin from 2016 is a result of an increase in revenues, as well as our focus on expense management.

Year Ended December 31, 2016, Compared With Year Ended December 31, 2015

NET REVENUES

For the year ended December 31, 2016, Institutional Group net revenues increased 4.0% to $1.0 billion from $975.6 million in 2015. The increase in net revenues for the year ended December 31, 2016, was primarily attributable to an increase in advisory fees and fixed income brokerage revenues. The increase was offset by a decrease in capital-raising revenues and lower equity brokerage revenues. Net revenues during 2016 were positively impacted by the acquisitions of Eaton Partners in January 2016 and ISM in May 2016.

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

For the year ended December 31, 2016, fixed income institutional brokerage revenues increased 20.5% to $302.5 million from $251.0 million in 2015. The increase is primarily attributable to an improvement in fixed income trading volumes, as a result of the acquisition of the Sterne fixed income business in June 2015.

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

For the year ended December 31, 2016, equity capital markets capital-raising revenues decreased 31.6% to $103.4 million from $151.2 million in 2015. The decrease was primarily attributable to a decrease in the number of transactions over 2015.

For the year ended December 31, 2016, fixed income capital markets capital-raising revenues decreased 2.6% to $110.8 million from $113.7 million in 2015.

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

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net revenues	$(6,554)	$(2,078)	$(21,313)	(215.4)%	90.3%
Non-interest expenses:
Compensation and benefits	381,429	247,267	190,730	54.3	29.6
Other operating expenses	187,368	202,534	169,558	(7.5)	19.4
Total non-interest expenses	568,797	449,801	360,288	26.5	24.8
Loss before income taxes	$(575,351)	$(451,879)	$(381,601)	27.3%	18.4%

The other segment includes expenses related to the Company’s acquisition strategy, litigation-related expenses associated with previously disclosed matters, the investments made in the Company’s infrastructure and control environment, and actions taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) that was enacted in the fourth quarter of 2017 to maximize tax savings. The expenses relating to the Company’s acquisition strategy, which are included in the other segment, consists of stock-based compensation and costs directly related to acquisitions and dispositions of certain businesses that are not representative of the costs of running our company’s ongoing business.

The following table shows the expenses that are part of the other segment related to 1) the actions taken by the Company in response to the Tax Legislation that was enacted in the fourth quarter of 2017; 2) anticipated merger-related charges; and 3) litigation-related expenses associated with previously disclosed legal matters.

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Non-interest expenses:
Compensation and benefits	$167,848	$105,518	$96,772	59.1%	9.0%
Other operating expenses	61,785	82,209	60,831	(24.8)	35.1
Total non-interest expenses	$229,633	$187,727	$157,603	22.3%	19.1%

For the year ended December 31, 2017, compensation and benefits expense increased 59.1% to $167.8 million from $105.5 million in 2016. The increase is primarily attributable to the acceleration of the vesting of certain outstanding debenture awards and the modification of certain outstanding restricted stock units. These, and other actions described below, were taken by the Company in response to the Tax Legislation.

For the year ended December 31, 2017, other operating expenses decreased 24.8% to $61.8 million from $82.2 million in 2016. The decrease is principally due to lower acquisition-related expenses as a result of fully integrating our acquired businesses onto our platform.

The expenses not associated with the activities described above in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Non-interest expenses:
Compensation and benefits	$213,581	$141,749	$93,958	50.7%	50.9%
Other operating expenses	125,583	120,325	108,727	4.4	10.7
Total non-interest expenses	$339,164	$262,074	$202,685	29.4%	29.3%

For the year ended December 31, 2017, compensation and benefits expense increased 50.7% to $213.6 million from $141.7 million in 2016. The increase is primarily attributable to an increase direct compensation and deferred compensation expense of our administrative and back-office personnel.

For the year ended December 31, 2017, other operating expenses increased 4.4% to $125.6 million from $120.3 million in 2016. The increase is primarily due to our continued efforts in building out our infrastructure.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $21.4 billion at December 31, 2017, were up 11.8% over December 31, 2016. The increase is primarily attributable to the growth of our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and increases in bank loans as a result of our continued focus to grow the balance sheet at Stifel Bank. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2017, our liabilities were comprised primarily of senior notes of $1.0 billion, Federal Home Loan Bank advances of $745.0 million, borrowings of $256.0 million, deposits of $13.4 billion at Stifel Bank, and payables to customers of $828.2 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses of $308.9 million, and accrued employee compensation of $494.0 million. To meet our obligations to clients and operating needs, we had $696.3 million in cash and cash equivalents at December 31, 2017. We also had client brokerage receivables of $1.4 billion at Stifel and $6.9 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $216.6 million to $696.3 million at December 31, 2017, from $912.9 million at December 31, 2016. Operating activities provided cash of $662.3 million primarily due to net income recognized in 2017 adjusted for non-cash activities and an increase in operating liabilities, offset by an increase in operating assets. Investing activities used cash of $2.6 billion due to the growth of our investment portfolio, growth of the loan portfolio, fixed asset purchases, and business acquisitions, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $1.8 billion primarily due to an increase in bank deposits, proceeds received from FHLB advances, and proceeds from the issuance of senior notes, partially offset by repayments of our short-term borrowings, a decrease in securities loaned, share repurchases, and dividends paid on our common and preferred stock. In addition, new accounting guidance associated with stock-based compensation requires cash payments to taxing authorities when withholding shares from an employee's award for tax-withholding purposes to be classified as a financing activity on the consolidated statement of cash flows.

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

As of December 31, 2017, we had $21.4 billion in assets, $10.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,		Average
	2017	2016	Conversion
Cash and cash equivalents	$696,283	$912,932
Receivables from brokers, dealers, and clearing organizations	459,107	1,024,752	5 days
Securities purchased under agreements to resell	512,220	248,588	1 day
Financial instruments owned at fair value	1,142,831	923,090	3 days
Available-for-sale securities at fair value	3,773,508	3,181,313	4 days
Held-to-maturity securities at amortized cost	3,698,098	3,038,405	3 days
Investments	85,613	76,768	10 days
Total cash and assets readily convertible to cash	$10,367,660	$9,405,848

As of December 31, 2017 and 2016, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2017		December 31, 2016
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$44,883	$—	$67,672	$—
Financial instruments owned at fair value	233,704	529,425	268,546	753,897
Available-for-sale securities at fair value	—	4,259,700	—	3,725,972
Investments	—	—	—	40,000
	$278,587	$4,789,125	$336,218	$4,519,869

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bank.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2017, Stifel’s excess net capital exceeded the minimum requirement, as defined.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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

At December 31, 2017, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2017, available cash and highly liquid investments comprised approximately 20% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $696.3 million of cash and cash equivalents at December 31, 2017, compared to $912.9 million at December 31, 2016. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.8 billion in available-for-sale investment securities at December 31, 2017, compared to $3.2 billion at December 31, 2016. As of December 31, 2017, the weighted-average life of the investment securities portfolio was approximately 1.7 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”).

As of December 31, 2017, we had $13.4 billion in deposits compared to $11.5 billion at December 31, 2016. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at December 31, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $444.4 million during the year ended December 31, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2017, our uncommitted secured lines of credit of $256.0 million were collateralized by company-owned securities valued at $292.7 million.

The Federal Home Loan advances of $745.0 million as of December 31, 2017, are floating-rate advances. The weighted average interest rates during the year ended December 31, 2017, on these advances is 1.07%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $4.1 billion at December 31, 2017, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2017, outstanding FHLB advances were $745.0 million. Stifel Bank is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bank does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bank has borrowing capacity of $2.0 billion with the Federal Reserve’s discount window at December 31, 2017. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $13.4 billion at December 31, 2017. At December 31, 2017, there was $17.3 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources – On January 3, 2017, we completed the acquisition of City Financial Corporation and its wholly owned subsidiary, City Securities, an independent investment bank focused primarily on offering wealth management and public finance services across the Midwest. Purchase consideration consisted of cash and common stock.

On October 30, 2017, our company entered into a definitive agreement with B.C. Ziegler & Company to acquire its wealth management business, Ziegler Wealth Management, which has 57 private client advisors in 12 branches across five states that manage approximately $4.8 billion in client assets. The transaction is expected to close in the first quarter of 2018.

During the third quarter of 2017, we announced that our board of directors has authorized a dividend program under which the Company intends to pay a regular quarterly cash dividend to shareholders of its common stock. In connection with the dividend program, the board declared quarterly cash dividends on the Company’s common stock of $0.10 per share, September 15, 2017 and December 15, 2017, to shareholders of record at the close of business on September 1, 2017 and December 1, 2017, respectively. We recently announced its intention to increase our quarterly cash dividend to $0.12 per share starting in the first quarter of 2018.

During the year ended December 31, 2017, we repurchased $13.0 million, or 0.3 million shares, at an average price of $43.83 per share.

The following table summarizes the activity related to our company’s note receivable from January 1, 2016 to December 31, 2017 (in thousands):

	2017	2016
Beginning balance – January 1	$396,318	$401,293
Notes issued – organic growth	54,857	93,667
Notes issued – acquisitions (1)	6,900	1,250
Amortization	(91,594)	(94,754)
Other	11,643	(5,138)
Ending balance – December 31	$378,124	$396,318

(1)	Notes issued in conjunction with the acquisitions of ISM in 2016 and City Securities in 2017.

We have paid $61.8 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2017. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2018, 2019, 2020, 2021, 2022, and thereafter, is $81.7 million, $67.4 million, $51.9 million, $41.7 million, $35.8 million, and $75.5 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures to our employees. Historically, we have granted stock units to our employees as part of our retention program. In response to the Tax Legislation that was enacted in December 2017, the Company offered certain employees the opportunity to participate in the conversion of certain restricted stock units into restricted stock pursuant to a Modification Award Agreement. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At December 31, 2017, the total number of restricted stock units and restricted stock outstanding was 16.5 million, of which 12.3 million were unvested. At December 31, 2017, there was approximately $251.3 million of unrecognized compensation cost for restricted stock units and restricted stock, which is expected to be recognized over a weighted-average period of 3.1 years.

The future estimated compensation expense of the unvested restricted stock units and restricted stock, assuming current year forfeiture levels and static growth for the years ended December 31, 2018, 2019, 2020, 2021, 2022, and thereafter, is $50.8 million, $56.9 million, $55.5 million, $39.2 million, $24.0 million, and $24.9 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2017, Stifel had net capital of $273.0 million, which was 18.6% of aggregate debit items and $243.6 million in excess of its minimum required net capital. At December 31, 2017, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2017, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2017, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2017, we had commitments to invest in affiliated and unaffiliated investment partnerships of $3.2 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2017, of $9.1 million and anticipate cumulative future cash savings of $54.0 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. During 2017, the Company decided that it would change its annual impairment test date from July 31st to October 1st. The Company performed impairment testing on both July 31, 2017 and October 1, 2017 with no impairment charges resulting from the annual impairment tests.

The Company believes that changing its annual impairment test date to the beginning of the fourth fiscal quarter will allow it to have carrying amounts that are more readily available as of the last day of the prior fiscal quarter and give the Company a full quarter to assess if it has a potential impairment (qualitative assessment and/or Step 1) and complete the measurement (Step 2), if required.

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

Dilution

As of December 31, 2017, there were 11,934 shares of our common stock issuable on outstanding options, with an average-weighted exercise price of $29.33, and 16,458,098 outstanding restricted stock unit and restricted stock grants. A restricted stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Of the outstanding restricted stock units and restricted stock awards, 4,178,802 shares are currently vested and 12,279,206 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,157,255 shares under these awards will be distributed in 2018, 2,505,628 will vest in 2019, 2,255,616 will vest in 2020, and the balance of 9,539,599 will be distributed thereafter.

An employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of the shares at that time, and we are entitled to a corresponding tax deduction in the year of issuance. Unless an employee elects to satisfy the withholding in another manner, either by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by the individual for at least six months, we may satisfy tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards. The reduction will be calculated based on a current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy the maximum withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

It has been our practice historically to satisfy almost all tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards. We anticipate that practice will continue, as recently our Compensation Committee made a determination to satisfy tax withholding obligations through the cancellation of shares subject to an award. In addition, the plan pursuant to which we issue restricted stock units and restricted stock awards permits us to elect to settle certain awards entirely in cash, and we may elect to do so as those awards vest and become deliverable.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Senior notes (1)	$1,025,000	$—	$—	$300,000	$—	$—	$725,000
Interest on senior notes	530,071	43,450	43,450	43,450	42,575	32,950	324,196
Debenture to Stifel Financial Capital Trusts (2)	67,500	—	—	—	—	—	67,500
Interest on debenture	32,218	1,691	1,691	1,691	1,691	1,691	23,763
Operating leases	528,517	96,009	90,763	77,186	60,279	52,732	151,548
Commitments to extend credit – Stifel Bank (3)	833,133	362,510	42,881	74,241	204,400	135,694	13,407
Earn-out payments (4)	85,000	48,383	13,101	11,758	11,758	—	—
Commitments to fund partnership interests	3,155	3,155	—	—	—	—	—
Certificates of deposit	1,575	1,089	486	—	—	—	—
	$3,106,169	$556,287	$192,372	$508,326	$320,703	$223,067	$1,305,414

(1)	See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of our Senior Notes.
(2)	See Note 15 of the Notes to the Consolidated Financial Statements for further discussion of our Capital Trusts.
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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.6 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 23 to the consolidated financial statements for a discussion of income taxes.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2017, and the daily VaR at December 31, 2017 and 2016 (in thousands):

	December 31, 2017			VaR Calculation at December 31,
	High	Low	Daily Average	2017	2016
Daily VaR	$8,220	$1,905	$4,024	$5,636	$3,775

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

The following table illustrates the estimated change in net interest margin at December 31, 2017, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	7.9%
+100	4.0
0	—
-100	(14.9)
-200	(29.5)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at December 31, 2017 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$5,004,773	$200,622	$1,736,989	$553,604
Securities	4,991,632	227,948	1,313,444	988,453
Interest-bearing cash	94,360	—	—	—
	$10,090,765	$428,570	$3,050,433	$1,542,057
Interest-bearing liabilities:
Transaction accounts and savings	$13,422,600	$—	$—	$—
Certificates of deposit	377	712	489	—
Borrowings	205,000	—	540,000	16,236
	$13,627,977	$712	$540,489	$16,236
GAP	(3,537,212)	427,858	2,509,944	1,525,821
Cumulative GAP	$(3,537,212)	$(3,109,354)	$(599,410)	$926,411

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and the fair value of the collateral that had been sold or repledged was $233.7 million.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents (see Item 1A, Risk Factors in this report for a discussion of certain cyber security risks).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Adoption of ASU 2016-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for excess tax benefits and deficiencies from share based payments in 2017 due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

New York, New York

February 23, 2018

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	December 31,
	2017	2016
Assets
Cash and cash equivalents	$696,283	$912,932
Cash segregated for regulatory purposes	90,802	73,235
Receivables:
Brokerage clients, net	1,384,096	1,415,936
Brokers, dealers, and clearing organizations	459,107	1,024,752
Securities purchased under agreements to resell	512,220	248,588
Financial instruments owned, at fair value	1,143,684	925,045
Available-for-sale securities, at fair value	3,773,508	3,181,313
Held-to-maturity securities, at amortized cost	3,698,098	3,038,405
Loans held for sale, at lower of cost or market	226,068	228,588
Bank loans, net	6,947,759	5,591,190
Investments, at fair value	111,379	133,563
Fixed assets, net	155,120	172,828
Goodwill	968,834	962,282
Intangible assets, net	109,627	116,304
Loans and advances to financial advisors and other employees, net	378,124	396,318
Deferred tax assets, net	105,152	225,453
Other assets	624,092	482,624
Total Assets	$21,383,953	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	December 31,
	2017	2016
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$828,206	$842,014
Brokers, dealers, and clearing organizations	276,302	523,107
Drafts	107,043	94,451
Securities sold under agreements to repurchase	233,704	268,546
Bank deposits	13,411,935	11,527,483
Financial instruments sold, but not yet purchased, at fair value	778,863	699,032
Accrued compensation	493,973	295,354
Accounts payable and accrued expenses	308,911	400,570
Federal Home Loan Bank advances	745,000	500,000
Borrowings	256,000	377,000
Senior notes	1,014,940	795,891
Debentures to Stifel Financial Capital Trusts	67,500	67,500
Total liabilities	18,522,377	16,390,948
Shareholders’ Equity:
Preferred stock − $1 par value; authorized 3,000,000 shares; 6,000 issued	150,000	150,000
Common stock − $0.15 par value; authorized 97,000,000 shares; issued 71,636,986 and 69,507,842 shares, respectively	10,746	10,426
Additional paid-in-capital	1,733,348	1,840,551
Retained earnings	1,033,526	876,958
Accumulated other comprehensive loss	(26,736)	(39,042)
	2,900,884	2,838,893
Treasury stock, at cost, 772,302 and 2,866,492 shares, respectively	(39,308)	(100,485)
Total Shareholders’ Equity	2,861,576	2,738,408
Total Liabilities and Shareholders’ Equity	$21,383,953	$19,129,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Revenues:
Commissions	$678,904	$729,989	$749,536
Principal transactions	396,826	475,428	389,319
Investment banking	726,763	513,034	503,052
Asset management and service fees	702,064	582,789	493,761
Interest	454,381	294,332	179,101
Other income	37,524	46,798	62,224
Total revenues	2,996,462	2,642,370	2,376,993
Interest expense	70,030	66,874	45,399
Net revenues	2,926,432	2,575,496	2,331,594
Non-interest expenses:
Compensation and benefits	1,958,929	1,726,016	1,568,862
Occupancy and equipment rental	222,708	231,324	207,465
Communications and office supplies	133,493	139,644	130,678
Commissions and floor brokerage	44,132	44,315	42,518
Other operating expenses	297,634	291,615	240,504
Total non-interest expenses	2,656,896	2,432,914	2,190,027
Income before income tax expense	269,536	142,582	141,567
Provision for income taxes	86,665	61,062	49,231
Net income	182,871	81,520	92,336
Preferred dividends	9,375	3,906	—
Net Income available to common shareholders	$173,496	$77,614	$92,336
Earnings per common share:
Basic	$2.53	$1.16	$1.35
Diluted	$2.14	$1.00	$1.18
Weighted-average number of common shares outstanding:
Basic	68,562	66,871	68,543
Diluted	81,035	77,563	78,554

Cash dividends declared per common share	$0.20	$—	$—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income	$182,871	$81,520	$92,336
Other comprehensive income: (1)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2)	4,730	5,803	1,389
Changes in unrealized gains on cash flow hedging instruments, net of tax (3)	(320)	7,288	1,088
Foreign currency translation adjustment, net of tax	7,896	(12,600)	(3,679)
	12,306	491	(1,202)
Comprehensive income	$195,177	$82,011	$91,134

(1)	Net of taxes of $3.3 million, $0.3 million, and $0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.
(2)

There were no reclassifications to earnings of realized gains for the years ended December 31, 2017 and 2016. Amounts are net of reclassifications to earnings of realized gains of $2.1 million for the year ended December 31, 2015.

(3)	Amounts are net of reclassifications to earnings of losses of $0.6 million, $5.4 million, and $3.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
	2017	2016	2015
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$150,000	$—	$—
Issuance of preferred stock	—	150,000	—
Balance, end of year	150,000	150,000	—
Common stock, par value $0.15 per share:
Balance, beginning of year	10,426	10,426	9,950
Common stock issued under employee plans	292	—	266
Common stock issued for acquisitions	28	—	210
Balance, end of year	10,746	10,426	10,426
Additional paid-in-capital:
Balance, beginning of year	1,840,551	1,820,772	1,634,114
Unit amortization, net of forfeitures	167,908	189,746	167,848
Issuance of common stock for acquisitions	9,324	(723)	79,537
Dividends declared to equity-award holders	3,758	—	—
Common stock issued under employee plans and related tax benefits	(288,152)	(159,391)	(75,468)
Excess tax benefit/(tax deficit) from stock-based compensation (1)	—	(4,904)	14,741
Issuance of preferred stock	—	(4,949)	—
Other	(41)	—	—
Balance, end of year	1,733,348	1,840,551	1,820,772
Retained earnings:
Balance, beginning of year	876,958	805,685	716,305
Net income	182,871	81,520	92,336
Dividends declared:
Common	(17,446)	—	—
Preferred	(9,375)	(3,906)	—
Common stock issued under employee plans and related tax benefits	—	(6,341)	(2,956)
Other	518	—	—
Balance, end of year	1,033,526	876,958	805,685
Accumulated other comprehensive loss:
Balance, beginning of year	(39,042)	(39,533)	(38,331)
Unrealized gains on securities, net of tax	4,730	5,803	1,389
Unrealized gains/(losses) on cash flow hedging activities, net of tax	(320)	7,288	1,088
Foreign currency translation adjustment, net of tax	7,896	(12,600)	(3,679)
Balance, end of year	(26,736)	(39,042)	(39,533)
Treasury stock, at cost:
Balance, beginning of year	(100,485)	(104,934)	—
Common stock issued under employee plans	74,175	104,375	12,818
Common stock repurchased	(12,998)	(113,462)	(117,752)
Common stock issued for acquisitions	—	13,536	—
Balance, end of year	(39,308)	(100,485)	(104,934)
Total shareholders' equity	$2,861,576	$2,738,408	$2,492,416

(1) During the year ended December 31, 2017, we adopted new stock-based compensation guidance. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$182,871	$81,520	$92,336
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	32,495	43,147	36,715
Amortization of loans and advances to financial advisors and other employees	91,594	94,754	53,913
Amortization of premium on investment portfolio	15,837	12,258	2,750
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	25,985	17,793	14,694
Amortization of intangible assets	12,135	14,427	10,423
Deferred income taxes	118,129	46,062	(5,732)
Tax deficit/(excess tax benefits) from stock-based compensation	—	4,904	(14,741)
Stock-based compensation	140,461	186,303	165,641
(Gain)/losses on sale of investments	(2,359)	5,563	9,255
Gain on extinguishment of Stifel Financial Capital Trust	—	(5,607)	—
Other, net	3,037	4,676	(13,159)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes	(17,567)	153,834	(178,081)
Receivables:
Brokerage clients, net	31,840	177,300	(1,003,257)
Brokers, dealers, and clearing organizations	566,454	(439,601)	82,960
Securities purchased under agreements to resell	(263,632)	(88,165)	(105,345)
Financial instruments owned, including those pledged	(217,386)	(175,602)	90,716
Loans originated as held for sale	(1,564,386)	(2,658,254)	(1,855,714)
Proceeds from mortgages held for sale	1,558,327	2,624,950	1,814,168
Loans and advances to financial advisors and other employees	(72,215)	(92,830)	(187,234)
Other assets	(113,875)	(158,875)	100,670
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(13,808)	(158,408)	678,926
Brokers, dealers, and clearing organizations	(79,905)	(62,105)	98,301
Drafts	12,592	(89,406)	108,659
Financial instruments sold, but not yet purchased	79,831	177,288	(65,521)
Other liabilities and accrued expenses	135,894	(3,500)	(193,151)
Net cash provided by/(used in) operating activities	$662,349	$(287,574)	$(261,808)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$985,520	$403,951	$866,899
Calls and principal paydowns of held-to-maturity securities	370,019	251,439	126,258
Sale or maturity of investments	28,839	40,175	65,320
Sale of bank foreclosed assets	—	—	75
Disposition of business, net	—	21,340	—
Increase in bank loans, net	(1,374,959)	(2,462,405)	(517,563)
Payments for:
Purchase of available-for-sale securities	(1,583,369)	(1,961,419)	(991,954)
Purchase of held-to-maturity securities	(1,033,700)	(1,437,725)	(802,668)
Purchase of investments	(4,296)	(9,278)	(45,151)
Purchase of fixed assets	(28,217)	(28,211)	(69,822)
Acquisitions, net of cash acquired	(7,220)	(72,383)	(604,659)
Net cash used in investing activities	(2,647,383)	(5,254,516)	(1,973,265)
Cash Flows from Financing Activities:
Proceeds from/(repayments of) short-term borrowings, net	(121,000)	287,916	(126,637)
Proceeds from issuance of senior notes, net	217,913	201,632	297,042
Proceeds from advances from the Federal Home Loan Bank, net	245,000	352,000	148,000
Issuance of preferred stock, net of issuance costs	—	145,051	—
Increase/(decrease) in securities sold under agreements to repurchase	(34,842)	(10,128)	239,494
Increase in bank deposits, net	1,884,452	4,889,127	1,848,275
Increase/(decrease) in securities loaned	(166,900)	146,838	325,707
(Tax deficit)/excess tax benefits from stock-based compensation	—	(4,904)	14,741
Tax payments related to shares withheld for stock-based compensation plans	(214,744)	(61,601)	(65,021)
Proceeds from stock option exercises	—	543	660
Repurchase of common stock	(12,998)	(113,462)	(117,752)
Cash dividends on preferred stock	(9,375)	(3,906)	—
Cash dividends paid to common stock and equity-award holders	(13,688)	—	—
Extinguishment of Stifel Financial Capital Trust	—	(9,393)	—
Repayment of Senior Notes	—	(150,000)	(175,000)
Contingent consideration	(13,328)	(13,110)	(29,598)
Net cash provided by financing activities	1,760,490	5,656,603	2,359,911
Effect of exchange rate changes on cash	7,895	(12,600)	(3,601)
Increase/(decrease) in cash and cash equivalents	(216,649)	101,913	121,237
Cash and cash equivalents at beginning of year	912,932	811,019	689,782
Cash and cash equivalents at end of year	$696,283	$912,932	$811,019

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,781	$62,145	$41,801
Cash paid for income taxes, net of refunds	21,516	22,946	59,356
Noncash investing and financing activities:
Unit grants, net of forfeitures	$71,300	$190,211	$267,769
Issuance of common stock for acquisitions	9,352	12,813	79,747
Shares surrendered into treasury	—	—	223

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

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics, such as the ability to influence the decision-making relative to the entity’s activities and how the entity is financed. With the exception of entities eligible for the deferral codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-10, “Consolidation: Amendments for Certain Investment Funds” (“ASU 2010-10”) (generally asset managers and investment companies), ASC 810 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity.

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

NOTE 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider money market mutual funds and highly liquid investments with original maturities of three months or less that are not restricted or segregated to be cash equivalents. Cash and cash equivalents include deposits with banks, federal funds sold, money market mutual funds, and certificates of deposit. Cash and cash equivalents also include balances that Stifel Bank maintains at the Federal Reserve Bank.

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2017.

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

Available-for-Sale and Held-to-Maturity Securities

Securities available for sale, which are carried at fair value, include U.S. government agency securities; state and municipal securities; agency, non-agency, and commercial mortgage-backed securities; corporate fixed income securities; and asset-backed securities, which primarily includes collateralized loan obligations.

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

Fixed Assets, Net

Office equipment is depreciated on a straight-line basis over the estimated useful life of the asset of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Buildings and building improvements are amortized on a straight-line basis over the estimated useful life of the asset of three to thirty-nine years. Depreciation expense is recorded in occupancy and equipment rental expense in the consolidated statements of operations. Office equipment, leasehold improvements, and property are stated at cost net of accumulated depreciation and amortization in the consolidated statements of financial condition. Office equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. During 2017, the Company decided that it would change its annual impairment test date from July 31st to October 1st. The Company performed impairment testing on both July 31, 2017 and October 1, 2017 with no impairment charges resulting from the annual impairment tests.

The Company believes that changing its annual impairment test date to the beginning of the fourth fiscal quarter will allow it to have carrying amounts that are more readily available as of the last day of the prior fiscal quarter and give the Company a full quarter to assess if it has a potential impairment (qualitative assessment and/or Step 1) and complete the measurement (Step 2), if required.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2017, all of our derivatives are designated as cash flow hedges. See Note 14 for additional details.

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

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

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

Recently Issued Accounting Guidance

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act of 2017. The accounting update is effective for the fiscal year beginning after December 15, 2018 (January 1, 2019 for our company) and early adoption is permitted. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 is recognized. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which amends the hedge accounting recognition and presentation requirements. The accounting update improves the transparency and understandability of information conveyed to financial statement users by better aligning companies’ hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of hedging program. The accounting update is effective for the fiscal year beginning after December 15, 2019 (January 1, 2019 for our company) and early adoption is permitted. The Company will not early adopt this accounting update. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

Callable debt securities

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and non-contingent call feature that is callable at a fixed price on a preset date. The accounting update is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company) under a modified retrospective approach and early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

Goodwill Impairment Testing

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the accounting update, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The accounting update is effective for annual or any interim impairment tests in fiscal years beginning after December 15, 2019 (January 1, 2020 for our company) and early adoption is permitted. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

Statement of Cash Flow

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flow - Restricted Cash,” which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The accounting update is effective for the fiscal year beginning after December 15, 2017 (January 1, 2018 for our Company). The accounting update is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the consolidated statements of cash flows. The accounting update is effective for the fiscal year beginning after December 31, 2017 (January 1, 2018 for our company). The accounting update is not expected to have a material impact on our consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments − Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL will replace the loss model currently applicable to bank loans, held-to-maturity securities, and other receivables carried at amortized cost.

The accounting update also eliminates the concept of other-than-temporary impairment for available-for-sale securities. Impairments on available-for-sale securities will be required to be recognized in earnings through an allowance, when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost. Under the accounting update, there may be an ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer.

Overall, the amendments in this accounting update are expected to accelerate the recognition of credit losses for portfolios where CECL models will be applied. The accounting update is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our company) with early adoption permitted as of January 1, 2019. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” that requires for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

The accounting update is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company) under a modified retrospective approach and early adoption is permitted. The Company’s implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. Upon adoption, our company expects a gross up on its consolidated statements of financial condition upon recognition of the right-of-use assets and lease liabilities and does not expect the amount of the gross up to have a material impact on its financial condition.

Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that will change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The accounting update also amends certain disclosure requirements associated with the fair value of financial instruments. The accounting update is effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for our company). The accounting update is not expected to have a material impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers (Topic 606),” (“ASU 2014-09”) that supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09, as amended, requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue that is recognized.

The Company will adopt the accounting update effective as of January 1, 2018 using the modified retrospective method, with a cumulative effect adjustment to opening retained earnings. The cumulative effect that the Company will recognize as an adjustment to retained earnings upon adoption is not material to our consolidated financial statements. Accordingly, the new revenue standard will be applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

This accounting update will change the presentation of certain costs related to underwriting and advisory activities so that such costs will be recorded in the relevant non-interest expense line item versus the current practice of netting such costs against Investment banking revenues. In addition, there may be certain situations where advisory fees are deferred and not recognized, dependent upon performance obligations. This change will not materially impact our company’s earnings, however, we will report higher revenues and higher non-compensation operating expenses.

The scope of the accounting update does not apply to revenue associated with financial instruments, and as a result, will not have an impact on the elements of our consolidated statements of operations most closely associated with financial instruments, including Principal transaction revenues, Interest income, and Interest expense. The adoption of the accounting update will not have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) that requires an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for our company). We adopted the guidance in the update on January 1, 2017. Cash paid to a tax authority by a company when withholding shares from an employee’s award for tax-withholding purposes are now classified as a financing activity in the accompanying consolidated statement of cash flows (adopted retrospectively). We reclassified $61.6 million and $65.0 million from operating activities to financing activities in the accompanying consolidated statement of cash flows for the years ended December 31, 2016 and 2015, respectively, pertaining to shares withheld from employee awards for tax withholding purposes.

NOTE 3 – Acquisitions

City Securities Corporation

On January 3, 2017, the Company completed the acquisition of City Financial Corporation and its wholly owned subsidiary, City Securities Corporation, (“City Securities”), an independent investment bank focused primarily on offering wealth management and public finance services across the Midwest. The acquisition was funded with cash from operations and our common stock.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $7.1 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management and Institutional Group segments. Identifiable intangible assets purchased by our company consisted of customer relationships with an acquisition-date fair value of $4.1 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the City Securities’ business and of the hired financial advisors and the conversion of the customer accounts to our platform. Goodwill is not expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of City Securities over a two-year period. The liability for earn-out payments was $0.5 million at December 31, 2017. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of City Securities have been included in our results prospectively from the date of acquisition.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $6.3 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships, non-compete, and customer backlog with aggregate acquisition-date fair values of $2.3 million.

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

We recognized a liability for estimated earn-out payments. These payments will be based on ISM’s performance over a three-year period. The liability for earn-out payments was $1.9 million and $3.7 million at December 31, 2017 and 2016, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

We recognized a liability for estimated earn-out payments. These payments will be based on Eaton Partner’s performance over a four-year period. The liability for earn-out payments was $31.2 million and $27.3 million at December 31, 2017 and 2016, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

In addition, deferred consideration is payable based on certain revenue generated by Stifel in accordance with the distribution agreement. The deferred consideration of $15.2 million has been recognized as a liability and is included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2017.

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

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2017 and 2016, included (in thousands):

	December 31,
	2017	2016
Receivables from clearing organizations	$270,285	$568,373
Deposits paid for securities borrowed	132,776	382,691
Securities failed to deliver	56,046	73,688
	$459,107	$1,024,752

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2017 and 2016, included (in thousands):

	December 31,
	2017	2016
Deposits received from securities loaned	$219,782	$478,814
Securities failed to receive	29,297	27,882
Payable to clearing organizations	27,223	16,411
	$276,302	$523,107
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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments is based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equity securities listed in active markets, U.S. government securities, and corporate fixed income securities.

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate securities infrequently traded, including fixed income securities, sovereign debt, and equity securities, state and municipal securities, and asset-backed securities, which primarily includes collateralized loan obligations.

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

Corporate equity securities that are valued based on quoted prices in active markets are reported in Level 1. No securities with unobservable pricing inputs are reported in Level 3.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2017		December 31, 2016
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$77,441	$—	$35,637	$—
Mutual funds	11,748	—	11,301	—
Private equity funds	7,677	1,825	9,310	2,020
Partnership interests	5,124	1,330	15,798	1,822
Private company investments	—	—	18,763	8,526
Total	$101,990	$3,155	$90,809	$12,368

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities not actively traded, corporate securities, including fixed income securities, sovereign debt, and equity securities.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, are presented below (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$13,466	$13,466	$—	$—
U.S. government agency securities	147,223	—	147,223	—
Mortgage-backed securities:
Agency	329,691	—	329,691	—
Non-agency	75,154	—	74,796	358
Corporate securities:
Fixed income securities	329,179	362	328,575	242
Equity securities	46,802	46,411	138	253
Sovereign debt	32,470	—	32,470	—
State and municipal securities	169,699	—	169,699	—
Total financial instruments owned	1,143,684	60,239	1,082,592	853
Available-for-sale securities:
U.S. government agency securities	4,983	516	4,467	—
State and municipal securities	70,559	—	70,559	—
Mortgage-backed securities:
Agency	305,530	—	305,530	—
Commercial	72,488	—	72,488	—
Non-agency	1,568	—	1,568	—
Corporate fixed income securities	1,211,442	—	1,211,442	—
Asset-backed securities	2,106,938	—	2,106,938	—
Total available-for-sale securities	3,773,508	516	3,772,992	—
Investments:
Corporate equity securities	49,978	49,978	—	—
Auction rate securities:
Equity securities	34,789	—	—	34,789
Municipal securities	846	—	—	846
Other	1,217	—	360	857
Investments measured at NAV	24,549
Total investments	111,379	49,978	360	36,492
Cash equivalents measured at NAV	77,441
Derivative contracts (1)	7,995	—	7,995	—
	$5,114,007	$110,733	$4,863,939	$37,345

(1)	Included in other assets in the consolidated statements of financial condition.
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$442,402	$442,402	$—	$—
U.S. government agency securities	10,348	—	10,348	—
Mortgage-backed securities:
Agency	86,612	—	86,612	—
Corporate securities:
Fixed income securities	180,755	—	180,755	—
Equity securities	38,510	38,070	440	—
Sovereign debt	20,236	—	20,236	—
Total financial instruments sold, but not yet purchased	$778,863	$480,472	$298,391	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, are presented below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,951	$9,951	$—	$—
U.S. government agency securities	89,833	—	89,833	—
Mortgage-backed securities:
Agency	305,774	—	305,774	—
Non-agency	28,402	—	27,320	1,082
Corporate securities:
Fixed income securities	269,561	1,944	267,344	273
Equity securities	32,044	31,444	—	600
Sovereign debt	30,385	—	30,385	—
State and municipal securities	159,095	—	159,095	—
Total financial instruments owned	925,045	43,339	879,751	1,955
Available-for-sale securities:
U.S. government agency securities	4,197	300	3,897	—
State and municipal securities	72,490	—	72,490	—
Mortgage-backed securities:
Agency	338,732	—	338,732	—
Commercial	72,773	—	72,773	—
Non-agency	1,892	—	1,892	—
Corporate fixed income securities	823,511	—	823,511	—
Asset-backed securities	1,867,718	—	1,867,718	—
Total available-for-sale securities	3,181,313	300	3,181,013	—
Investments:
Corporate equity securities	27,247	23,414	—	3,833
Auction rate securities:
Equity securities	48,689	—	—	48,689
Municipal securities	832	—	—	832
Other	1,623	—	383	1,240
Investments measured at NAV	55,172
Total investments	133,563	23,414	383	54,594
Cash equivalents measured at NAV	35,637
Derivative contracts (1)	10,390	—	10,390	—
	$4,285,948	$67,053	$4,071,537	$56,549

(1)	Included in other assets in the consolidated statements of financial condition.
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$362,536	$362,536	$—	$—
U.S. government agency securities	20,549	—	20,549	—
Mortgage-backed securities:
Agency	94,552	—	94,552	—
Non-agency	1	—	1	—
Corporate securities:
Fixed income securities	175,301	980	174,321	—
Equity securities	18,395	18,395	—	—
Sovereign debt	27,667	—	27,667	—
State and municipal securities	31	—	31	—
Total financial instruments sold, but not yet purchased	699,032	381,911	317,121	—
Derivative contracts (2)	1,823	—	1,823	—
	$700,855	$381,911	$318,944	$—

(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables summarize the changes in fair value associated with Level 3 financial instruments during the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31, 2017
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2016	$1,082	$273	$600	$3,833	$48,689	$832	$1,240
Unrealized gains/(losses):
Included in changes in net assets (1)	(260)	—	(88)	(133)	785	14	—
Realized gains/(losses) (1)	90	—	(259)	13	—	—	(383)
Purchases	—	—	—	—	—	—	—
Sales	(324)	—	—	(120)	—	—	—
Redemptions	(230)	(31)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	(3,593)	(14,685)	—	—
Net change	(724)	(31)	(347)	(3,833)	(13,900)	14	(383)
Balance at December 31, 2017	$358	$242	$253	$—	$34,789	$846	$857

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

	Year Ended December 31, 2016
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2015	$1,476	$—	$619	$2,942	$50,442	$1,315	$20
Unrealized gains/(losses):
Included in changes in net assets (1)	(18)	—	(279)	(361)	547	67	—
Realized gains (1)	54	—	—	2,453	—	—	—
Purchases	—	292	253	3,593	50	—	3,782
Sales	—	—	—	—	—	—	—
Redemptions	(430)	(19)	—	(4,794)	(2,350)	(550)	—
Transfers:
Into Level 3	—	—	7	—	—	—	465
Out of Level 3	—	—	—	—	—	—	(3,027)
Net change	(394)	273	(19)	891	(1,753)	(483)	1,220
Balance at December 31, 2016	$1,082	$273	$600	$3,833	$48,689	$832	$1,240

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the year ended December 31, 2017 were principally a result of transfers out of Level 3 due to market activity that provided transparency into the valuation of these assets. The changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2017, relating to Level 3 assets still held at December 31, 2017, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of December 31, 2017.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	0.8% to 9.8%	4.8%
		Workout period	1-3 years	2.2 years
Municipal securities	Discounted cash flow	Discount rate	1.0% to 9.1%	3.4%
		Workout period	1-4 years	1.9 years

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

There were $1.1 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2017, corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $4.9 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2017, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers of financial assets into Level 3 during the year ended December 31, 2017. There were $18.3 million of transfers of financial assets out of Level 3 during the year ended December 31, 2017, primarily related to ARS that were transferred to Level 2 upon receiving a tender offer and subsequently sold and corporate equity securities for which market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2017 and 2016, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$696,283	$696,283	$912,932	$912,932
Cash segregated for regulatory purposes	90,802	90,802	73,235	73,235
Securities purchased under agreements to resell	512,220	512,220	248,588	248,588
Financial instruments owned	1,143,684	1,143,684	925,045	925,045
Available-for-sale securities	3,773,508	3,773,508	3,181,313	3,181,313
Held-to-maturity securities	3,698,098	3,710,478	3,038,405	3,040,554
Loans held for sale	226,068	226,068	228,588	228,588
Bank loans	6,947,759	6,953,328	5,591,190	5,633,804
Investments	111,379	111,379	133,563	133,563
Derivative contracts (1)	7,995	7,995	10,390	10,390
Financial liabilities:
Securities sold under agreements to repurchase	$233,704	$233,704	$268,546	$268,546
Bank deposits	13,411,935	12,702,746	11,527,483	11,092,185
Financial instruments sold, but not yet purchased	778,863	778,863	699,032	699,032
Derivative contracts (2)	—	—	1,823	1,823
Borrowings	256,000	256,000	377,000	377,000
Federal Home Loan Bank advances	745,000	745,000	500,000	500,000
Senior notes	1,014,940	1,044,768	795,891	799,632
Debentures to Stifel Financial Capital Trusts	67,500	64,962	67,500	52,525

(1)	Included in other assets in the consolidated statements of financial condition.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$618,842	$618,842	$—	$—
Cash segregated for regulatory purposes	90,802	90,802	—	—
Securities purchased under agreements to resell	512,220	428,740	83,480	—
Held-to-maturity securities	3,710,478	—	3,517,781	192,697
Loans held for sale	226,068	—	226,068	—
Bank loans	6,953,328	—	6,953,328	—
Financial liabilities:
Securities sold under agreements to repurchase	$233,704	$92,278	$141,426	$—
Bank deposits	12,702,746	—	12,702,746	—
Borrowings	256,000	256,000	—	—
Federal Home Loan Bank advances	745,000	745,000	—	—
Senior notes	1,044,768	1,044,768	—	—
Debentures to Stifel Financial Capital Trusts	64,962	—	—	64,962

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$877,295	$877,295	$—	$—
Cash segregated for regulatory purposes	73,235	73,235	—	—
Securities purchased under agreements to resell	248,588	227,983	20,605	—
Held-to-maturity securities	3,040,554	—	2,830,869	209,685
Loans held for sale	228,588	—	228,588	—
Bank loans	5,633,804	—	5,633,804	—
Financial liabilities:
Securities sold under agreements to repurchase	$268,546	$149,881	$118,665	$—
Bank deposits	11,092,185	—	11,092,185	—
Borrowings	377,000	377,000	—	—
Federal Home Loan Bank advances	500,000	500,000	—	—
Senior notes	799,632	799,632	—	—
Debentures to Stifel Financial Capital Trusts	52,525	—	—	52,525

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2017 and 2016.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2017 and 2016 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2017 and 2016 approximate fair value due to the short-term nature.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2017 and 2016, are as follows (in thousands):

	December 31,
	2017	2016
Financial instruments owned:
U.S. government securities	$13,466	$9,951
U.S. government agency securities	147,223	89,833
Mortgage-backed securities:
Agency	329,691	305,774
Non-agency	75,154	28,402
Corporate securities:
Fixed income securities	329,179	269,561
Equity securities	46,802	32,044
Sovereign debt	32,470	30,385
State and municipal securities	169,699	159,095
	$1,143,684	$925,045
Financial instruments sold, but not yet purchased:
U.S. government securities	$442,402	$362,536
U.S. government agency securities	10,348	20,549
Mortgage-backed securities:
Agency	86,612	94,552
Non-agency	—	1
Corporate securities:
Fixed income securities	180,755	175,301
Equity securities	38,510	18,395
Sovereign debt	20,236	27,667
State and municipal securities	—	31
	$778,863	$699,032

At December 31, 2017 and 2016, financial instruments owned in the amount of $810.3 million and $992.9 million, respectively, were pledged as collateral (on a settlement-date basis) for our repurchase agreements and short-term borrowings. Financial instruments owned on a settlement-date basis were $1.3 billion at December 31, 2016. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,022	$—	$(39)	$4,983
State and municipal securities	74,691	—	(4,132)	70,559
Mortgage-backed securities:
Agency	308,409	102	(2,981)	305,530
Commercial	75,548	28	(3,088)	72,488
Non-agency	1,568	—	—	1,568
Corporate fixed income securities	1,213,262	3,832	(5,652)	1,211,442
Asset-backed securities	2,098,958	12,877	(4,897)	2,106,938
	$3,777,458	$16,839	$(20,789)	$3,773,508
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,334,833	$13,621	$(16,208)	$1,332,246
Commercial	58,971	1,313	—	60,284
Asset-backed securities	2,264,283	15,526	(1,862)	2,277,947
Corporate fixed income securities	40,011	27	(37)	40,001
	$3,698,098	$30,487	$(18,107)	$3,710,478

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,213	$2	$(18)	$4,197
State and municipal securities	76,066	—	(3,576)	72,490
Mortgage-backed securities:
Agency	340,738	298	(2,304)	338,732
Commercial	77,417	59	(4,703)	72,773
Non-agency	2,032	—	(140)	1,892
Corporate fixed income securities	830,695	1,418	(8,602)	823,511
Asset-backed securities	1,858,929	9,857	(1,068)	1,867,718
	$3,190,090	$11,634	$(20,411)	$3,181,313
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,567,758	$14,537	$(17,037)	$1,565,258
Commercial	59,581	1,786	—	61,367
Non-agency	688	—	(13)	675
Asset-backed securities	1,370,300	6,242	(3,396)	1,373,146
Corporate fixed income securities	40,078	30	—	40,108
	$3,038,405	$22,595	$(20,446)	$3,040,554

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the year ended December 31, 2017, we received proceeds of $87.3 million from the sale of available for sale securities, which resulted in realized gains of $0.4 million. For the year ended December 31, 2016, there were no sales of available-for-sale securities.

For the year ended December 31, 2015, we received proceeds of $641.6 million, from the sale of available-for-sale securities, which resulted in net realized gains of $3.2 million.

During the years ended December 31, 2017, 2016, and 2015, unrealized gains, net of deferred tax expense, of $4.7 million, $5.8 million, and $1.4 million, respectively, were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$184,101	$184,021	$40,011	$40,001
After one year through three years	229,680	229,627	—	—
After three years through five years	318,964	316,198	—	—
After five years through ten years	920,147	922,763	403,840	405,319
After ten years	1,739,041	1,741,313	1,860,443	1,872,628
Mortgage-backed securities
After three years through five years	—	—	58,971	60,284
After five years through ten years	58,263	55,824	143,715	141,770
After ten years	327,262	323,762	1,191,118	1,190,476
	$3,777,458	$3,773,508	$3,698,098	$3,710,478

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2017, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,722	$3,261	$—	$—	$4,983
State and municipal securities	274	84	18,745	51,456	70,559
Mortgage-backed securities:
Agency	—	—	338	305,192	305,530
Commercial	—	—	55,486	17,002	72,488
Non-agency	—	—	—	1,568	1,568
Corporate fixed income securities	182,025	542,480	486,937	—	1,211,442
Asset-backed securities	—	—	417,081	1,689,857	2,106,938
	$184,021	$545,825	$978,587	$2,065,075	$3,773,508
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$143,715	$1,191,118	$1,334,833
Commercial	—	58,971	—	—	58,971
Asset-backed securities	—	—	403,840	1,860,443	2,264,283
Corporate fixed income securities	40,011	—	—	—	40,011
	$40,011	$58,971	$547,555	$3,051,561	$3,698,098

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2017 and 2016, securities of $2.2 billion and $2.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2017 and 2016, securities of $2.0 billion and $1.7 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(39)	$4,983	—	—	$(39)	$4,983
State and municipal securities	(59)	2,797	(4,073)	67,762	(4,132)	70,559
Mortgage-backed securities:
Agency	(1,024)	113,363	(1,957)	158,880	(2,981)	272,243
Commercial	—	—	(3,088)	71,161	(3,088)	71,161
Corporate fixed income securities	(2,513)	504,591	(3,139)	185,879	(5,652)	690,470
Asset-backed securities	(4,897)	175,074	—	—	(4,897)	175,074
	$(8,532)	$800,808	$(12,257)	$483,682	$(20,789)	$1,284,490
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(743)	$76,481	$(15,465)	$697,809	$(16,208)	$774,290
Asset-backed securities	(29)	29,399	(1,833)	42,906	(1,862)	72,305
Corporate fixed income securities	(37)	9,965	—	—	(37)	9,965
	$(809)	$115,845	$(17,298)	$740,715	$(18,107)	$856,560

At December 31, 2017, the amortized cost of 186 securities classified as available for sale exceeded their fair value by $20.8 million, of which $12.3 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2017, was $1.3 billion, which was 34.0% of our available-for-sale portfolio.

At December 31, 2017, the carrying value of 42 securities held to maturity exceeded their fair value by $18.1 million, of which $17.3 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the years ended December 31, 2017, 2016, and 2015.

We believe the gross unrealized losses of $38.9 million related to our investment portfolio, as of December 31, 2017, are attributable to changes in market interest rates. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2017 and 2016 (in thousands, except percentages):

	December 31, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
Residential real estate	$2,593,576	37.0%	$2,161,400	38.4%
Commercial and industrial	2,437,938	34.8	1,710,399	30.3
Securities-based loans	1,819,206	25.9	1,614,033	28.6
Commercial real estate	116,258	1.7	78,711	1.4
Consumer	24,508	0.3	45,391	0.8
Home equity lines of credit	15,039	0.2	15,008	0.3
Construction and land	7,896	0.1	12,623	0.2
Gross bank loans	7,014,421	100.0%	5,637,565	100.0%
Unamortized loan premium/(discount), net	788		858
Loans in process	(856)		(49)
Unamortized loan fees, net	872		(2,021)
Allowance for loan losses	(67,466)		(45,163)
Bank loans, net	$6,947,759		$5,591,190

At December 31, 2017 and 2016, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $4.0 million and $3.7 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $8.4 million and $5.6 million, respectively.

At December 31, 2017 and 2016, we had loans held for sale of $226.1 million and $228.6 million, respectively. For the years ended December 31, 2017, 2016, and 2015, we recognized gains of $12.3 million, $16.0 million, and $12.7 million, respectively, from the sale of originated loans, net of fees and costs.

At December 31, 2017 and 2016, residential and commercial real estate loans of $2.4 billion and $2.3 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016 (in thousands).

	Year Ended December 31, 2017
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$35,127	$19,666	$(355)	$36	$54,474
Securities-based loans	3,094	(1,006)	—	—	2,088
Residential real estate	2,660	5,770	—	—	8,430
Commercial real estate	1,363	2,860	(2,703)	—	1,520
Home equity lines of credit	371	(212)	—	3	162
Construction and land	232	(132)	—	—	100
Consumer	129	(115)	—	2	16
Qualitative	2,187	(1,511)	—	—	676
	$45,163	$25,320	$(3,058)	$41	$67,466

	Year Ended December 31, 2016
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$24,748	$10,646	$(267)	$—	$35,127
Securities-based loans	1,607	1,487	—	—	3,094
Residential real estate	1,241	1,430	(13)	2	2,660
Commercial real estate	264	1,090	—	9	1,363
Home equity lines of credit	290	81	—	—	371
Construction and land	78	154	—	—	232
Consumer	105	38	(16)	2	129
Qualitative	1,454	733	—	—	2,187
	$29,787	$15,659	$(296)	$13	$45,163

The following table presents the unpaid principal balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2017 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$8,406	$8,430	$171	$2,593,405	$2,593,576
Commercial and industrial	9,059	45,415	54,474	28,856	2,409,082	2,437,938
Securities-based loans	—	2,088	2,088	—	1,819,206	1,819,206
Commercial real estate	—	1,520	1,520	—	116,258	116,258
Consumer	2	14	16	2	24,506	24,508
Home equity lines of credit	20	142	162	184	14,855	15,039
Construction and land	—	100	100	—	7,896	7,896
Qualitative	—	676	676	—	—	—
	$9,105	$58,361	$67,466	$29,213	$6,985,208	$7,014,421

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (TDR), which have been specifically identified for impairment analysis by our company and determined to be impaired. At December 31, 2017, we had $29.2 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2017 was $9.1 million. At December 31, 2016, we had $26.9 million of impaired loans, net of discounts, which included $9.7 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2016 was $3.4 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2017 and 2016, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2017 and 2016, including the average recorded investment balance (in thousands):

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$28,856	$5,211	$23,645	$28,856	$9,059	$30,277
Consumer	677	—	2	2	2	5
Home equity lines of credit	184	—	184	184	20	300
Residential real estate	171	—	171	171	24	174
Total	$29,888	$5,211	$24,002	$29,213	$9,105	$30,756

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$16,815	$—	$16,815	$16,815	$2,392	$22,559
Commercial real estate	10,503	—	9,522	9,522	722	9,080
Consumer	833	—	6	6	6	9
Home equity lines of credit	413	—	413	413	231	413
Residential real estate	178	—	178	178	24	181
Total	$28,742	$—	$26,934	$26,934	$3,375	$32,242

The following tables present the aging of the recorded investment in past due loans at December 31, 2017 and 2016, by portfolio segment (in thousands):

	December 31, 2017
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$7,892	$—	$7,892	$2,585,684	2,593,576
Commercial and industrial	11,883	—	11,883	2,426,055	2,437,938
Securities-based loans	—	—	—	1,819,206	1,819,206
Commercial real estate	—	—	—	116,258	116,258
Consumer	2	—	2	24,506	24,508
Home equity lines of credit	184	—	184	14,855	15,039
Construction and land	—	—	—	7,896	7,896
Total	$19,961	$—	$19,961	$6,994,460	$7,014,421

	December 31, 2017 *
	Non-accrual	Restructured	Total
Commercial and industrial	$19,904	$8,952	$28,856
Home equity lines of credit	184	—	184
Residential real estate	—	171	171
Consumer	2	—	2
Total	$20,090	$9,123	$29,213

* There were no loans past due 90 days and still accruing interest at December 31, 2017.

	December 31, 2016
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$1,923	$—	$1,923	$2,159,477	2,161,400
Commercial and industrial	—	—	—	1,710,399	1,710,399
Securities-based loans	—	—	—	1,614,033	1,614,033
Commercial real estate	9,522	—	9,522	69,189	78,711
Consumer	—	2	2	45,389	45,391
Home equity lines of credit	78	196	274	14,734	15,008
Construction and land	—	—	—	12,623	12,623
Total	$11,523	$198	$11,721	$5,625,844	$5,637,565

	December 31, 2016 *
	Non-accrual	Restructured	Total
Commercial and industrial	$16,815	$—	$16,815
Commercial real estate	—	9,522	9,522
Home equity lines of credit	413	—	413
Residential real estate	—	178	178
Consumer	6	—	6
Total	$17,234	$9,700	$26,934

* There were no loans past due 90 days and still accruing interest at December 31, 2016.

Credit quality indicators

As of December 31, 2017, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (non-accrual status), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2017 and 2016, 97.2% and 97.9% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. Our company uses the following definitions for risk ratings:

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

Construction and land. Short-term loans used to finance the development of a real estate project.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,593,096	$309	$171	$—	$2,593,576
Commercial and industrial	2,385,152	22,443	30,343	—	2,437,938
Securities-based loans	1,819,206	—	—	—	1,819,206
Commercial real estate	116,258	—	—	—	116,258
Consumer	24,506	—	2	—	24,508
Home equity lines of credit	14,855	—	184	—	15,039
Construction and land	7,896	—	—	—	7,896
Total	$6,960,969	$22,752	$30,700	$—	$7,014,421

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,161,223	$—	$177	$—	2,161,400
Commercial and industrial	1,652,211	27,905	30,283	—	1,710,399
Securities-based loans	1,614,033	—	—	—	1,614,033
Commercial real estate	69,189	—	9,522	—	78,711
Consumer	45,385	—	6	—	45,391
Home equity lines of credit	14,595	—	413	—	15,008
Construction and land	12,623	—	—	—	12,623
Total	$5,569,259	$27,905	$40,401	$—	$5,637,565

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Furniture and equipment	$201,917	$254,705
Building and leasehold improvements	192,320	160,369
Property on operating leases	—	21,064
	394,237	436,138
Less accumulated depreciation and amortization	(239,117)	(263,310)
	$155,120	$172,828

For the years ended December 31, 2017, 2016, and 2015, depreciation and amortization totaled $32.5 million, $43.1 million, and $36.7 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2016	Net Additions	Write-off	December 31, 2017
Goodwill
Global Wealth Management	$270,779	$5,698	$—	$276,477
Institutional Group	691,503	854	—	692,357
	$962,282	$6,552	$—	$968,834

	December 31, 2016	Net Additions	Amortization	December 31, 2017
Intangible assets
Global Wealth Management	$45,231	$3,800	$(4,506)	$44,525
Institutional Group	71,073	1,658	(7,629)	65,102
	$116,304	$5,458	$(12,135)	$109,627

The adjustments to goodwill and intangible assets during the year ended December 31, 2017, are primarily attributable to the acquisitions of ISM, which closed on May 3, 2016, and City Securities, which closed on January 3, 2017. Goodwill for certain of our acquisitions is deductible for tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$146,986	$55,809	$141,621	$46,209
Trade name	24,713	10,228	24,713	8,670
Investment banking backlog	2,598	1,202	1,345	379
Non-compete agreements	1,419	968	2,578	813
	$175,716	$68,207	$170,257	$56,071

Amortization expense related to intangible assets was $12.1 million, $14.4 million, and $10.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2017, are: customer relationships, 10.8 years; trade name, 10.6 years; and non-compete agreements, 9.6 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2017, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2018	$10,890
2019	10,341
2020	10,124
2021	9,622
2022	8,880
Thereafter	57,652
$107,509

NOTE 11 – Borrowings and Federal Home Loan Bank Advances

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

Our uncommitted secured lines of credit at December 31, 2017, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $444.4 million during the year ended December 31, 2017. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2017, our uncommitted secured lines of credit of $256.0 million were collateralized by company-owned securities valued at $292.7 million.

Our committed bank line financing at December 31, 2017, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At December 31, 2017, we had no advances on our revolving credit facility and were in compliance with all covenants.

The Federal Home Loan advances of $745.0 million as of December 31, 2017, are floating-rate advances. The weighted average interest rates on these advances during the year ended December 31, 2017, was 1.07%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	—
	1,025,000	800,000
Debt issuance costs, net	(10,060)	(4,109)
	$1,014,940	$795,891

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2018	$—
2019	—
2020	300,000
2021	—
2022	—
Thereafter	725,000
$1,025,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Money market and savings accounts	$13,219,675	$11,264,285
Demand deposits (interest-bearing)	184,829	253,545
Demand deposits (non-interest-bearing)	5,856	5,752
Certificates of deposit	1,575	3,901
	$13,411,935	$11,527,483

The weighted-average interest rate on deposits was 0.10% and 0.09% at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $13.4 billion and $11.5 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.5 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Asset Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$540,000	Other assets	$7,995

	December 31, 2016
	Asset Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$790,000	Other assets	$10,390

	December 31, 2016
	Liability Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Cash flow interest rate contracts	$121,442	Accounts payable and accrued expenses	$1,823

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 2.1 years.

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $3.2 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$1,085	Interest Expense	$635	Interest Expense	$—

	Year Ended December 31, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$6,383	Interest expense	$5,444	Interest expense	$30

	Year Ended December 31, 2015
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Loss Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(2,137)	Interest expense	$3,824	Interest expense	$—

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

As of December 31, 2017, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was not material (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $0.8 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2017, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500
	$67,500	$67,500

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

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2017 and 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of December 31, 2017:
Securities borrowing (1)	$132,776	$—	$132,776	$(78,474)	$(37,248)	$17,054
Reverse repurchase agreements (2)	512,220	—	512,220	(233,624)	(266,008)	12,588
Cash flow interest rate contracts	7,995	—	7,995	—	—	7,995
	$652,991	$—	$652,991	$(312,098)	$(303,256)	$37,637
As of December 31, 2016:
Securities borrowing (1)	$382,691	$—	$382,691	$(291,793)	$(68,776)	$22,122
Reverse repurchase agreements (2)	248,588	—	248,588	(216,542)	(32,046)	—
Cash flow interest rate contracts	10,390	—	10,390	—	—	10,390
	$641,669	$—	$641,669	$(508,335)	$(100,822)	$32,512

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $509.4 million and $248.5 million at December 31, 2017 and 2016, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2017 and 2016 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of December 31, 2017:
Securities lending (3)	$(219,782)	$—	$(219,782)	$78,474	$133,772	$(7,536)
Repurchase agreements (4)	(233,704)	—	(233,704)	233,624	80	—
	$(453,486)	$—	$(453,486)	$312,098	$133,852	$(7,536)
As of December 31, 2016:
Securities lending (3)	$(478,814)	$—	$(478,814)	$291,793	$175,849	$(11,172)
Repurchase agreements (4)	(268,546)	—	(268,546)	216,542	52,004	—
Cash flow interest rate contracts	(1,823)	—	(1,823)	—	1,823	—
	$(749,183)	$—	$(749,183)	$508,335	$229,676	$(11,172)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $241.4 million and $299.3 million at December 31, 2017 and 2016, respectively.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2017, had no material effect on the consolidated financial statements.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $3.2 million of commitments outstanding at December 31, 2017.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2017 and 2016, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases

Future minimum commitments under non-cancelable operating leases at December 31, 2017, are as follows (in thousands):

2018	$96,009
2019	90,763
2020	77,186
2021	60,279
2022	52,732
Thereafter	151,548
$528,517

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2017, 2016, and 2015, was $104.5 million, $108.7 million, and $93.6 million, net of sublease income.

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

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

Broyles, et al. v. Cantor Fitzgerald & Co. et al. Matter

In December 2013, Stone & Youngberg, LLC (“Stone & Youngberg”) was named in an Amended Complaint filed in U.S. District Court for the Middle District of Louisiana alleging fraud on the part of Stone & Youngberg in connection with the 2007 formation of the Collybus CDO, which was manufactured by Cantor Fitzgerald & Co. (“Cantor”) and purchased by Commonwealth Advisors (“CA”) on behalf of several CA funds (the “fund plaintiffs”), as well as in connection with, among other things, Stone & Youngberg’s facilitation of subsequent trades of Collybus CDO securities by CA on behalf of the CA funds during 2007 and 2008. In the Amended Complaint, the fund plaintiffs allege that they lost over $200.0 million during the financial crisis through mismanagement of the CA funds.

In addition to the claims asserted against Stone & Youngberg, the Amended Complaint seeks to hold our company and Stifel liable for Stone & Youngberg’s alleged wrongdoing under theories of successor and alter ego liability, arising out of our company’s purchase of the membership interests of Stone & Youngberg in 2011 and the subsequent operation of that business.

In a related action, approximately one dozen individual investors (the “individual plaintiffs”) brought a direct action against the Company and other defendants, seeking recessionary damages of approximately $90 million. The court ruled that the individual plaintiffs had no standing to pursue these claims because the CA funds are separately pursuing claims. The individual plaintiffs appealed that decision to the Fifth Circuit.

During December 2017, the fund plaintiffs, the individual plaintiffs, our company and our subsidiaries, including Stone & Youngberg, entered into a settlement agreement that resolved all outstanding litigation related to this matter.

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

At December 31, 2017, Stifel had net capital of $273.0 million, which was 18.6% of aggregate debit items and $243.6 million in excess of its minimum required net capital. At December 31, 2017, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2017, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

December 31, 2017

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,689,291	16.9%	$450,758	4.5%	$651,095	6.5%
Tier 1 capital	1,899,162	19.0	601,011	6.0	801,347	8.0
Total capital	1,966,634	19.6	801,347	8.0	1,001,684	10.0
Tier 1 leverage	1,899,162	9.5	795,679	4.0	994,599	5.0

Stifel Bank – Federal Reserve Capital Amounts

December 31, 2017

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,056,211	14.3%	$331,447	4.5%	$478,757	6.5%
Tier 1 capital	1,056,211	14.3	441,930	6.0	589,240	8.0
Total capital	1,124,452	15.3	589,240	8.0	736,550	10.0
Tier 1 leverage	1,056,211	7.1	595,872	4.0	744,840	5.0

NOTE 20 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest income:
Bank loans, net of unearned income	$206,084	$131,808	$79,816
Investment securities	189,472	108,992	53,787
Margin balances	37,218	32,147	22,421
Inventory	17,563	18,965	17,757
Other	4,044	2,420	5,320
	$454,381	$294,332	$179,101
Interest expense:
Senior notes	$35,338	$36,217	$25,695
Bank deposits	12,661	7,331	7,262
Federal Home Loan Bank advances	8,305	6,777	551
Other	13,726	16,549	11,891
	$70,030	$66,874	$45,399

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 6.7 million shares at December 31, 2017.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $246.7 million, $190.1 million, and $142.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

As a result of the adoption of a new accounting standard on January 1, 2017, we recognized an excess tax benefit from stock-based compensation of $64.7 million for the year ended December 31, 2017. We adopted the new guidance prospectively. The tax provision related to stock-based compensation recognized in shareholders’ equity was $4.9 million for the year ended December 31, 2016, and a benefit of $14.7 million for the year ended December 31, 2015, respectively.

In response to the Tax Legislation that was enacted in December 2017, the Company offered certain employees the opportunity to participate in the conversion of certain restricted stock units into restricted stock pursuant to a Modification Award Agreement. Under the terms of the Modification Award Agreement, vesting of certain restricted stock will no longer be contingent upon continued employment but rather will vest so long as the employee is not engaged in certain competitive or soliciting activities as provided in the Wealth Accumulation Plan (the “Plan”). The conversion through acceptance of the Modification Agreement by the participating employees resulted in a charge of $55.9 million, which is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2017.  The fair value of these awards was based upon the closing price of our company’s common stock on the date of the grant of the awards.

In December 2017, the Company accelerated the vesting of certain outstanding debenture awards, resulting in a charge of $51.4 million, which is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2017.

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

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2017, no options were granted. At December 31, 2017, we had 11,934 options outstanding with a weighted average exercise price of $29.33.

At December 31, 2017, all outstanding options were exercisable. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 were not material. Cash proceeds from the exercise of stock options were not material for the years ended December 31, 2017, 2016, and 2015.

Restricted Stock Units and Restricted Stock Awards

A restricted stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years.

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on our company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. The number of shares converted has the potential to range from 0% to 200% based on how our company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At December 31, 2017, the total number of restricted stock units and restricted stock awards outstanding was 16.5 million, of which 12.3 million were unvested. At December 31, 2017, the total number of PRSU’s was 0.6 million, of which all were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2017 is presented below (in thousands, except weighted-average fair value):

	Units/Awards	Weighted-average grant date fair value
Unvested December 31, 2016	16,276	$39.40
Granted	1,422	51.24
Vested	(1,875)	33.59
Converted to restricted stock	(3,111)	39.49
Cancelled	(433)	33.93
Unvested December 31, 2017	12,279	$42.17

At December 31, 2017, there was approximately $251.3 million of unrecognized compensation cost for restricted stock units and restricted stock, which is expected to be recognized over a weighted-average period of 3.1 years. The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2017, was $185.8 million.

Deferred Compensation Plans

The Wealth Accumulation Plan (the “Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units and debentures. Participants may elect to defer a portion of their incentive compensation. Deferred awards generally vest over a one- to ten-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

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

Employee Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the Plan. We may match certain employee contributions or make additional contributions to the Plan at our discretion. Our contributions to the Profit Sharing Plan were $7.1 million, $6.5 million, and $7.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2017 and 2016, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and $2.5 billion, respectively, and the fair value of the collateral that had been sold or repledged was $233.7 million and $268.5 million, respectively.

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

For a complete discussion of our activities related to derivative instruments, see Note 14 in the notes to consolidated financial statements.

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

At December 31, 2017 and 2016, Stifel Bank had outstanding commitments to originate loans aggregating $160.2 million and $205.8 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2017, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2017 and 2016, Stifel Bank had outstanding letters of credit totaling $82.5 million and $88.9 million, respectively. A majority of the standby letters of credit commitments at December 31, 2017, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2017 and 2016, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $590.5 million and $492.5 million, respectively.

NOTE 23 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current taxes:
Federal	$(29,396)	$7,927	$43,962
State	(334)	5,818	9,672
Foreign	(1,734)	1,255	1,329
	(31,464)	15,000	54,963
Deferred taxes:
Federal	114,842	39,127	(9,396)
State	1,728	6,261	3,056
Foreign	1,559	674	608
	118,129	46,062	(5,732)
Provision for income taxes	$86,665	$61,062	$49,231

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statutory rate	$94,338	$49,904	$49,548
State income taxes, net of federal income tax	6,721	7,688	7,908
Investment in subsidiary	—	—	(4,800)
Change in uncertain tax position	1,544	41	(3,903)
Non-deductible litigation expense	—	7,700	—
Foreign tax rate difference	(412)	(1,810)	(106)
Excess tax benefit from stock-based compensation	(57,431)	—	—
Revaluation of deferred tax assets	42,443	—	—
Other, net	(538)	(2,461)	584
	$86,665	$61,062	$49,231

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Deferred compensation	$71,687	$181,575
Accrued expenses	33,957	35,443
Net operating loss carryforwards	31,986	40,266
Receivable reserves	22,679	22,870
Depreciation	4,012	12,550
Total deferred tax assets	164,321	292,704
Valuation allowance	(4,285)	(8,768)
	160,036	283,936
Deferred tax liabilities:
Goodwill and other intangibles	(38,982)	(49,481)
Unrealized gain on investments	(11,081)	(1,459)
Prepaid expenses	(2,834)	(4,557)
Other	(1,987)	(2,986)
	(54,884)	(58,483)
Net deferred tax asset	$105,152	$225,453

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

The Company has calculated an estimate of the impact of the Tax Legislation in its year end income tax provision in accordance with its understanding of the Tax Legislation and guidance available as of the date of this filing and as a result has recorded $42.4 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities is based on the rates at which they are expected to reverse in the future.  In addition, the Tax Legislation includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We have performed an initial earnings and profits analysis and have determined that there was no income tax effect in the current period, which we consider to be a provisional analysis.  In accordance with SAB 118, any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Our net deferred tax asset at December 31, 2017, includes net operating loss carryforwards of $334.3 million that expire between 2020 and 2037. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was decreased by $4.5 million due to 1) an inactive foreign entity was formally dissolved and 2) a change in the federal tax rate as a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017. We believe the realization of the remaining net deferred tax asset of $105.2 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

The current tax payable, included in accounts payable and accrued expenses, is $4.2 million and $16.0 million as of December 31, 2017 and 2016, respectively. At December 31, 2017, the Company has a tax receivable of $54.3 million, included in other assets, which is primarily attributable to tax deductions that the Company will realize as a result of the actions taken to maximize tax savings in response to the Tax Legislation that was enacted in the fourth quarter of 2017 and prior year tax overpayments.

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

Uncertain Tax Positions

As of December 31, 2017 and 2016, we had $3.2 million and $1.8 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2017 and 2016, we had accrued interest and penalties of $0.5 million and $0.7 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2015 to December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$1,800	$2,717	$5,510
Increase related to prior year tax positions	3,036	5	1,206
Decrease related to prior year tax positions	(287)	(31)	(33)
Increase related to current year tax positions	—	—	—
Decrease related to settlements with taxing authorities	(171)	(42)	(4,815)
Decrease related to lapsing of statute of limitations	(1,198)	—	—
Increase/(decrease) related to business acquisitions	—	(849)	849
Ending balance	$3,180	$1,800	$2,717

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2012. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2010.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements in conjunction with recent acquisitions and the actions taken by the Company in response to the Tax Regulation enacted in the fourth quarter of 2017, amortization of stock-based awards, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Information concerning operations in these segments of business for the years ended December 31, 2017, 2016, and 2015, is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net revenues: (1)
Global Wealth Management	$1,822,218	$1,563,410	$1,377,313
Institutional Group	1,110,768	1,014,164	975,594
Other	(6,554)	(2,078)	(21,313)
	$2,926,432	$2,575,496	$2,331,594
Income/(loss) before income taxes:
Global Wealth Management	$626,906	$430,318	$382,126
Institutional Group	217,981	164,143	141,042
Other	(575,351)	(451,879)	(381,601)
	$269,536	$142,582	$141,567

(1)	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2017, 2016, and 2015.

The following table presents our company’s total assets on a segment basis at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Global Wealth Management	$17,717,617	$16,065,503
Institutional Group	3,313,304	2,657,183
Other	353,032	406,670
	$21,383,953	$19,129,356

We have operations in the United States, United Kingdom, Europe, and Asia. Our company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2017, 2016, and 2015, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$2,783,175	$2,429,714	$2,195,538
United Kingdom	129,288	132,622	125,552
Other	13,969	13,160	10,504
	$2,926,432	$2,575,496	$2,331,594

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income	$182,871	$81,520	$92,336
Preferred dividends	9,375	3,906	—
Net income available to common shareholders	$173,496	$77,614	$92,336
Shares for basic and diluted calculation:
Average shares used in basic computation	68,562	66,871	68,543
Dilutive effect of stock options and units (1)	12,473	10,692	10,011
Average shares used in diluted computation	81,035	77,563	78,554
Earnings per common share:
Basic	$2.53	$1.16	$1.35
Diluted	$2.14	$1.00	$1.18

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2017, 2016, and 2015, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 26 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2017, the maximum number of shares that may yet be purchased under this plan was 7.1 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2017, we repurchased $13.0 million or 0.3 million shares using existing Board authorization at an average price of $43.83 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2016, we repurchased $113.5 million or 3.4 million shares using existing Board authorization at an average price of $33.22 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the year ended December 31, 2017, we issued 2.4 million shares of common stock from treasury.

Share issuances out of treasury during the year ended December 31, 2017, were primarily a result of the vesting and exercise transactions under our incentive stock award plans.

During the year ended December 31, 2016, we issued 0.3 million shares of common stock from treasury, in aggregate, as part of the purchase consideration for our acquisitions of Eaton Partners, which closed on January 4, 2016, and ISM, which closed on May 3, 2016.

Issuance of Common Stock

On January 3, 2017, we issued 0.2 million shares related to the purchase of City Securities, Inc. See Note 3 in the notes to consolidated financial statements for additional information regarding the acquisition.

On June 5, 2015, we issued 1.4 million shares related to the purchase of Sterne Agee Group, Inc. See Note 3 in the notes to consolidated financial statements for additional information regarding the acquisition.

Issuance of Preferred Stock

On July 11, 2016, our company issued $150.0 million of perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share).

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $199.6 million at December 31, 2017. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2017, 2016, and 2015. In addition, our direct investment interest in these entities is insignificant at December 31, 2017 and 2016.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $286.0 million at December 31, 2017. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at December 31, 2017. Management fee revenue earned by our company was insignificant during the years ended December 31, 2017, 2016, and 2015.

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

NOTE 29 – Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2017
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$590,474	$633,340	$620,932	$697,335
Interest income	100,953	108,951	117,862	126,615
Total revenues	691,427	742,291	738,794	823,950
Interest expense	15,896	16,644	17,625	19,865
Net revenues	675,531	725,647	721,169	804,085
Total non-interest expenses	596,512	642,449	613,030	804,905
Income before income tax expense	79,019	83,198	108,139	(820)
Provision for income taxes	13,507	30,387	41,603	1,168
Net income	65,512	52,811	66,536	(1,988)
Preferred dividends	2,344	2,344	2,343	2,344
Net income available to common shareholders	$63,168	$50,467	$64,193	$(4,332)
Earnings per common share (1)
Basic	$0.92	$0.74	$0.94	$(0.06)
Diluted	$0.78	$0.63	$0.79	$(0.06)

Weighted-average number of common shares outstanding:
Basic	68,386	68,556	68,522	68,782
Diluted	80,695	80,021	80,881	68,782
Cash dividends declared per common share	$—	$—	$0.10	$0.10

	Year Ended December 31, 2016
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$571,299	$603,627	$586,488	$586,665
Interest income	62,786	65,780	74,881	90,844
Total revenues	634,085	669,407	661,369	677,509
Interest expense	14,111	17,262	19,383	16,118
Net revenues	619,974	652,145	641,986	661,391
Total non-interest expenses	576,061	636,352	614,004	606,497
Income before income tax expense	43,913	15,793	27,982	54,894
Provision for income taxes	16,858	6,022	10,168	28,014
Net income	27,055	9,771	17,814	26,880
Preferred dividends	—	—	1,563	2,343
Net income available to common shareholders	$27,055	$9,771	$16,251	$24,537
Earnings per common share
Basic	$0.40	$0.15	$0.24	$0.37
Diluted	$0.36	$0.13	$0.21	$0.31
Weighted-average number of common shares outstanding:
Basic	67,579	66,792	66,482	66,636
Diluted	76,086	75,982	77,544	79,539
Cash dividends declared per common share	$—	$—	$—	$—

(1)

GAAP earnings per share for the three months ended December 31, 2017 is calculated using the basic weighted average number of common shares outstanding, not fully dilutive shares, as they are anti-dilutive in periods a loss is incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2017, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes, and our report dated February 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York

February 23, 2018

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2018 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2017, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	14,811,608	$52.64	6,672,064
Equity compensation plans not approved by the shareholders	—	—	—
	14,811,608	$52.64	6,672,064

As of December 31, 2017, the total number of securities to be issued upon exercise of options and units consisted of 11,934 options and 14,799,674 units, for a total of 14,811,608 shares. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2017, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 6,557,269 shares under the 2001 Incentive Stock Plan (2011 Restatement) and 114,795 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 6,672,064 shares.

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

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2017

Exhibit No.	Description

3.1

Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-160523) filed on July 10, 2009.

3.2

Certificate of Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 22, 2017, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-222290) filed on December 26, 2017.

3.3

Amended and Restated By-Laws of Stifel Financial Corp., effective June 15, 2016, incorporated by reference to Exhibit 4.3 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-222290) filed on December 26, 2017.

3.4

Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 1, 2010.

3.5

Certificate of Designations of 6.25% Non-Cumulative Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 to the Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

10.1

Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed July 14, 1987. (P)

10.2	Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-3 (33-53699) filed May 18, 1994. (P)

10.3(a)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997.* (P)

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

10.4(a)	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1998. * (P)

10.4(b)

Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.’s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

10.5

Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.’s Proxy Statement for the 1999 Annual Meeting of Shareholders filed March 26, 1999. *

10.6

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-52694) filed December 22, 2000. *

10.7

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.8	Stifel Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-60516) filed May 9, 2001. *

10.9(a)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-82328) filed February 7, 2002. *

10.9(b)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-105756) filed June 2, 2003. *

10.9(c)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-140662) filed February 13, 2007. *

10.9(d)

Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.9(e)

Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on June 22, 2011. *

10.9(f)

First Amendment to Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-222290) filed December 26, 2017. *

10.9(g)

Form of Deferred Award Agreement for Restricted Stock Units pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.9(h)

Form of Award Agreement for Restricted Stock Units and/or Debentures pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(g) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.9(i)	Stifel Financial Corp. 2017 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

10.9(j)

Form of Modification of Award Agreement under the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement) in accordance with the Stifel Financial Corp. Wealth Accumulation Plan, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

10.9(k)

Stifel Financial Corp. 2017 Restricted Stock Award Agreement (Executive), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on January 2, 2018. *

10.9(l)	Form of Restricted Stock Unit Award Agreement (Performance RSUs) pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), filed herewith. *

10.10	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-100414) filed October 8, 2002. *

10.11

Stifel Financial Corp. 2010 Executive Incentive Plan, incorporated herein by reference to Appendix A to Stifel Financial Corp.’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010. *

10.12(a)	Stifel Financial Corp., Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 4, 2015.*

10.12(b)

First Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 20, 2015.*

10.12(c)

Second Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 12(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.12(d)	Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 13, 2017. *

11	Computation of Per Share Earnings is set forth in Note 25 of Notes to Consolidated Financial Statements included in this Form 10-K.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James M. Zemlyak pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of James M. Zemlyak pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2018.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2018.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Zemlyak	President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)
James M. Zemlyak

/s/ Kathleen Brown	Director
Kathleen Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ John P. Dubinsky	Director
John P. Dubinsky

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Frederick O. Hanser	Director
Frederick O. Hanser

/s/ Maura A. Markus	Director
Maura A. Markus

/s/ James M. Oates	Director
James M. Oates

/s/ David A. Peacock	Director
David A. Peacock

/s/ Thomas W. Weisel	Chairman of the Board and Director
Thomas W. Weisel

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman