Form 10-Q
period 2018-03-31
STIFEL FINANCIAL CORP
filed 2018-05-07
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on May 1, 2018, was 71,558,109.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2018	December 31, 2017
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$450,343	$696,283
Cash segregated for regulatory purposes	26,611	90,802
Receivables:
Brokerage clients, net	1,440,242	1,384,096
Brokers, dealers, and clearing organizations	544,950	459,107
Securities purchased under agreements to resell	669,002	512,220
Financial instruments owned, at fair value	1,181,047	1,143,684
Available-for-sale securities, at fair value	3,712,801	3,773,508
Held-to-maturity securities, at amortized cost	3,846,526	3,698,098
Loans held for sale, at lower of cost or market	261,467	226,068
Bank loans, net	7,076,282	6,947,759
Investments, at fair value	98,920	111,379
Fixed assets, net	153,307	155,120
Goodwill	984,288	968,834
Intangible assets, net	118,969	109,627
Loans and advances to financial advisors and other employees, net	363,967	378,124
Deferred tax assets, net	94,160	105,152
Other assets	692,460	624,092
Total Assets	$21,715,342	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	March 31, 2018	December 31, 2017
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$798,929	$828,206
Brokers, dealers, and clearing organizations	504,595	276,302
Drafts	76,171	107,043
Securities sold under agreements to repurchase	346,202	233,704
Bank deposits	13,329,623	13,411,935
Financial instruments sold, but not yet purchased, at fair value	959,535	778,863
Accrued compensation	238,723	493,973
Accounts payable and accrued expenses	318,329	308,911
Federal Home Loan Bank advances	827,000	745,000
Borrowings	316,000	256,000
Senior notes	1,015,195	1,014,940
Debentures to Stifel Financial Capital Trusts	67,500	67,500
Total liabilities	18,797,802	18,522,377
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; 6,000 shares issued	149,968	150,000
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 72,459,911 and 71,636,986 shares, respectively	10,869	10,746
Additional paid-in-capital	1,719,710	1,733,348
Retained earnings	1,103,013	1,033,526
Accumulated other comprehensive loss	(36,415)	(26,736)
	2,947,145	2,900,884
Treasury stock, at cost, 549,246 and 772,302 shares, respectively	(29,605)	(39,308)
Total Shareholders’ Equity	2,917,540	2,861,576
Total Liabilities and Shareholders’ Equity	$21,715,342	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Revenues:
Commissions	$165,775	$175,274
Principal transactions	97,782	116,857
Investment banking	176,362	126,852
Asset management and service fees	195,801	162,739
Interest	137,734	100,953
Other income	3,357	8,752
Total revenues	776,811	691,427
Interest expense	26,453	15,896
Net revenues	750,358	675,531
Non-interest expenses:
Compensation and benefits	457,893	436,387
Occupancy and equipment rental	57,595	52,545
Communications and office supplies	33,499	33,844
Commissions and floor brokerage	9,365	10,723
Other operating expenses	72,452	63,013
Total non-interest expenses	630,804	596,512
Income from operations before income tax expense	119,554	79,019
Provision for income taxes	30,793	13,507
Net income	88,761	65,512
Preferred dividends	2,344	2,344
Net income available to common shareholders	$86,417	$63,168

Earnings per common share:
Basic	$1.20	$0.92
Diluted	$1.06	$0.78
Weighted-average number of common shares outstanding:
Basic	71,999	68,386
Diluted	81,789	80,695

Cash dividends declared per common share	$0.12	$—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$88,761	$65,512
Other comprehensive income/(loss), net of tax: (1) (4)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(13,071)	3,777
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	—	524
Changes in unrealized gains on cash flow hedging instruments (3)	2,706	1,033
Foreign currency translation adjustment	3,736	2,294
Total other comprehensive income/(loss), net of tax	(6,629)	7,628
Comprehensive income	$82,132	$73,140

(1)	Net of tax benefit of $2.3 million and tax expense of $4.8 million for the three months ended March 31, 2018 and 2017, respectively.
(2)	There were no reclassifications to earnings during the three months ended March 31, 2018 and 2017, respectively.
(3)	Amounts are net of reclassifications to earnings of gains of $0.5 million and losses of $0.9 million for the three months ended March 31, 2018 and 2017, respectively.
(4)

The adoption of ASU 2018-02 on January 1, 2018 resulted in a reclassification of $3.0 million to retained earnings related to cash flow hedges and investment portfolio credit risk. See Note 2 for further details.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$88,761	$65,512
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,664	9,022
Amortization of loans and advances to financial advisors and other employees	19,141	23,611
Amortization of premium on investment portfolio	5,646	3,830
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	2,658	6,259
Amortization of intangible assets	2,738	2,981
Deferred income taxes	16,487	19,873
Stock-based compensation	27,072	27,915
(Gains)/losses on sale of investments	2,884	(2,459)
Other, net	(3,871)	999
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(56,146)	83,353
Brokers, dealers, and clearing organizations	(85,843)	469,038
Securities purchased under agreements to resell	(156,782)	(70,260)
Financial instruments owned, including those pledged	(37,363)	(131,791)
Loans originated as held for sale	(404,200)	(349,044)
Proceeds from mortgages held for sale	373,919	361,435
Loans and advances to financial advisors and other employees	(5,599)	(21,873)
Other assets	(69,119)	(87,104)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(29,277)	(96,616)
Brokers, dealers, and clearing organizations	18,703	74,655
Drafts	(30,872)	(11,022)
Financial instruments sold, but not yet purchased	180,672	55,426
Other liabilities and accrued expenses	(238,121)	(170,766)
Net cash provided by/(used in) operating activities	$(371,848)	$262,974

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$129,926	$198,407
Calls and principal paydowns of held-to-maturity securities	230,172	67,473
Sale or maturity of investments	9,575	2,411
Increase in bank loans, net	(130,566)	(269,337)
Payments for:
Purchase of available-for-sale securities	(92,145)	(391,585)
Purchase of held-to-maturity securities	(379,490)	(219,500)
Purchase of investments	—	(150)
Purchase of fixed assets	(4,586)	(8,014)
Acquisitions, net of cash received	(29,209)	(9,070)
Net cash used in investing activities	(266,323)	(629,365)
Cash Flows From Financing Activities:
Proceeds from/(repayments of) borrowings, net	60,000	(178,000)
Proceeds from Federal Home Loan Bank advances, net	82,000	290,000
Payment of contingent consideration	(7,900)	(8,356)
Increase/(decrease) in securities sold under agreements to repurchase	112,498	(48,819)
Increase/(decrease) in bank deposits, net	(82,312)	173,478
Increase/(decrease) in securities loaned	209,590	(106,474)
Tax payments related to shares withheld for stock-based compensation plans	(36,534)	(82,954)
Proceeds from stock option exercises	774	—
Repurchase of common stock	(2,839)	—
Cash dividends on preferred stock	(2,344)	(2,344)
Cash dividends paid to common stock and equity-award holders	(8,629)	—
Net cash provided by financing activities	324,304	36,531
Effect of exchange rate changes on cash	3,736	2,294
Decrease in cash and cash equivalents	(310,131)	(327,566)
Cash and cash equivalents at beginning of period	787,085	986,167
Cash and cash equivalents at end of period	$476,954	$658,601
Supplemental disclosure of cash flow information:
(Refunds, net of taxes paid for income taxes)/cash paid for income taxes, net of refunds	$(21,076)	$3,573
Cash paid for interest	25,368	16,093
Noncash financing activities:
Unit grants, net of forfeitures	90,678	35,273
Issuance of common stock for acquisitions	—	9,352

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$450,343	$696,283	$658,387
Cash segregated for regulatory purposes	26,611	90,802	214
Total cash, cash equivalents, and cash segregated for regulatory purposes	$476,954	$787,085	$658,601

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

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

On March 19, 2018, the Company completed the acquisition of Ziegler Wealth Management (“Ziegler”), a privately held investment bank, capital markets and proprietary investments firm that has 55 private client advisors in five states that manage approximately $5 billion in client assets. Ziegler provides its clients with capital raising, strategic advisory services, equity and fixed income sales & trading and research. The acquisition was funded with cash from operations. See Note 8 in the notes to consolidated financial statements for more details.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Ziegler have been included in our results prospectively from the date of acquisition.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.

Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended March 31, 2018, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or “ASU 2014-09”) on January 1, 2018. These revenue recognition policy updates are applied prospectively in our consolidated financial statements from January 1, 2018. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

The new revenue standard primarily impacts the following revenue recognition and presentation accounting policies of our company:

Investment Banking Revenues

Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

Advisory expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses are expensed as incurred.

Underwriting expenses are recognized as non-interest expense in the consolidated statements of operations and any expense reimbursements are recognized as investment banking revenues. See Note 2, New Accounting Pronouncements, and Note 17, Revenues from Contracts with Customers, for further information.

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act of 2017. The accounting update is effective for the fiscal year beginning after December 15, 2018 (January 1, 2019 for our company) and early adoption is permitted. We early adopted the guidance in the update on January 1, 2018. The adoption of the accounting update resulted in a reclassification adjustment of $3.0 million related to cash flow hedges and investment portfolio credit risk in our consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flow - Restricted Cash,” which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The accounting update is effective for the fiscal year beginning after December 15, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated statement of cash flows. Upon adoption of the accounting update, we recorded a decrease of $73.0 million in net cash provided by operating activities for the three months ended March 31, 2017 related to reclassifying the changes in our cash segregated for regulatory purposes and restricted cash balance from operating activities to the cash and cash equivalent balances within the consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the consolidated statements of cash flows. The accounting update is effective for the fiscal year beginning after December 31, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated statements of cash flows.

Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that will change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The accounting update also amends certain disclosure requirements associated with the fair value of financial instruments. The accounting update is effective for fiscal years beginning after December 15, 2017.  We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09, which provides accounting guidance on the recognition of revenues from contracts and requires gross presentation of certain costs that were previously offset against revenue. This change was applied prospectively from January 1, 2018 and there is no impact on our previously presented results. The adoption of the new revenue standard resulted in a reduction of beginning retained earnings of $3.9 million after-tax as a cumulative effect of adoption of an accounting change.

The impact of adoption is primarily related to investment banking revenues that were previously recognized in prior periods, which are now being deferred under the new revenue standard.

With the adoption of the new revenue recognition standard on January 1, 2018, capital raising and advisory fee revenues are no longer presented net of the related out-of-pocket deal expenses. As a result, capital raising and advisory fee revenues and other operating expenses are higher in the first quarter of 2018 by an identical $8.6 million, with no impact to net income.

The scope of the accounting update does not apply to revenue associated with financial instruments, and as a result, will not have an impact on the elements of our consolidated statements of operations most closely associated with financial instruments, including principal transaction revenues, interest income, and interest expense.

The new revenue standard primarily impacts the following of our revenue recognition and presentation accounting policies:

Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

Advisory expenses had historically been deferred until reimbursed by the client, the related fee revenue was recognized or the engagement was otherwise concluded. Under the new revenue standard, expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue has been recognized. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred.

Underwriting expenses had historically been recorded net of client reimbursements and/or netted against revenues. Under the new revenue standard, all investment banking expenses will be recognized as non-interest expense in the consolidated statements of operations and any expense reimbursements will be recognized as investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2018 and December 31, 2017, included (in thousands):

	March 31, 2018	December 31, 2017
Receivables from clearing organizations	$357,333	$270,285
Deposits paid for securities borrowed	135,779	132,776
Securities failed to deliver	51,838	56,046
	$544,950	$459,107

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2018 and December 31, 2017, included (in thousands):

	March 31, 2018	December 31, 2017
Deposits received from securities loaned	$429,372	$219,782
Securities failed to receive	56,261	29,297
Payable to clearing organizations	18,962	27,223
	$504,595	$276,302

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, sovereign debt, corporate fixed income and equity securities infrequently traded, state and municipal securities, and asset-backed securities, which primarily include collateralized loan obligations.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	March 31, 2018
	Fair value of investments	Unfunded commitments
Money market funds	$17,397	$—
Mutual funds	11,770	—
Private equity funds	7,530	1,813
Partnership interests	4,981	1,330
Total	$41,678	$3,143

	December 31, 2017
	Fair value of investments	Unfunded commitments
Money market funds	$77,441	$—
Mutual funds	11,748	—
Private equity funds	7,677	1,825
Partnership interests	5,124	1,330
Total	$101,990	$3,155

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, are presented below (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$21,087	$21,087	$—	$—
U.S. government agency securities	111,921	—	111,921	—
Mortgage-backed securities:
Agency	361,747	—	361,747	—
Non-agency	29,081	—	29,080	1
Asset-backed securities	85,987	—	85,630	357
Corporate securities:
Fixed income securities	364,917	616	364,072	229
Equity securities	39,090	38,662	108	320
Sovereign debt	19,341	—	19,341	—
State and municipal securities	147,876	—	147,876	—
Total financial instruments owned	1,181,047	60,365	1,119,775	907
Available-for-sale securities:
U.S. government agency securities	5,026	515	4,511	—
State and municipal securities	69,865		69,865
Mortgage-backed securities:
Agency	283,703	—	283,703	—
Commercial	70,449	—	70,449	—
Non-agency	1,441	—	1,441	—
Corporate fixed income securities	1,281,095	—	1,281,095	—
Asset-backed securities	2,001,222	—	2,001,222	—
Total available-for-sale securities	3,712,801	515	3,712,286	—
Investments:
Corporate equity securities	47,287	47,287	—	—
Auction rate securities:
Equity securities	25,287	—	—	25,287
Municipal securities	847	—	—	847
Other	1,218	—	361	857
Investments in funds measured at NAV	24,281
Total investments	98,920	47,287	361	26,991
Cash equivalents measured at NAV	17,397
Derivative contracts (1)	11,606	—	11,606	—
	$5,021,771	$108,167	$4,844,028	$27,898

(1)	Included in other assets in the consolidated statements of financial condition.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$527,073	$527,073	$—	$—
U.S. government agency securities	20,618	—	20,618	—
Mortgage-backed securities:
Agency	144,169	—	144,169	—
Corporate securities:
Fixed income securities	223,865	—	223,865	—
Equity securities	20,235	20,219	16	—
Sovereign debt	23,575	—	23,575	—
Total financial instruments sold, but not yet purchased	$959,535	$547,292	$412,243	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, are presented below (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$13,466	$13,466	$—	$—
U.S. government agency securities	147,223	—	147,223	—
Mortgage-backed securities:
Agency	302,445	—	302,445	—
Non-agency	29,356	—	29,355	1
Asset-backed securities	76,752	—	76,395	357
Corporate securities:
Fixed income securities	325,471	362	324,867	242
Equity securities	46,802	46,411	138	253
Sovereign debt	32,470	—	32,470	—
State and municipal securities	169,699	—	169,699	—
Total financial instruments owned	1,143,684	60,239	1,082,592	853
Available-for-sale securities:
U.S. government agency securities	4,983	516	4,467	—
State and municipal securities	70,559	—	70,559	—
Mortgage-backed securities:
Agency	305,530	—	305,530	—
Commercial	72,488	—	72,488	—
Non-agency	1,568	—	1,568	—
Corporate fixed income securities	1,211,442	—	1,211,442	—
Asset-backed securities	2,106,938	—	2,106,938	—
Total available-for-sale securities	3,773,508	516	3,772,992	—
Investments:
Corporate equity securities	49,978	49,978	—	—
Auction rate securities:
Equity securities	34,789	—	—	34,789
Municipal securities	846	—	—	846
Other	1,217	—	360	857
Investments measured at NAV	24,549
Total investments	111,379	49,978	360	36,492
Cash equivalents measured at NAV	77,441
Derivative contracts (1)	7,995	—	7,995	—
	$5,114,007	$110,733	$4,863,939	$37,345

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$442,402	$442,402	$—	$—
U.S. government agency securities	10,348	—	10,348	—
Mortgage-backed securities:
Agency	86,612	—	86,612	—
Corporate securities:
Fixed income securities	180,755	—	180,755	—
Equity securities	38,510	38,070	440	—
Sovereign debt	20,236	—	20,236	—
Total financial instruments sold, but not yet purchased	$778,863	$480,472	$298,391	$—

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Financial instruments owned				Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Fixed Income Securities	Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2017	$1	$357	$242	$253	$34,789	$846	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	—	—	67	73	1	—
Realized gains/(losses) (1)	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	—	—	(13)	—	(9,575)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	—	—	(13)	67	(9,502)	1	—
Balance at March 31, 2018	$1	$357	$229	$320	$25,287	$847	$857

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2018, relating to Level 3 assets still held at March 31, 2018, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of March 31, 2018.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.5% - 10.2%	6.2%
		Workout period	2-3 years	2.6 years
Municipal securities	Discounted cash flow	Discount rate	0.6% to 9.0%	3.2%
		Workout period	1-4 years	1.9 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $0.3 million transfers of financial assets from Level 2 to Level 1 during the three months ended March 31, 2018. There were $0.2 million of transfers of financial assets from Level 1 to Level 2 during the three months ended March 31, 2018, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers into or out of Level 3 during the three months ended March 31, 2018.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2018 and December 31, 2017, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$450,343	$450,343	$696,283	$696,283
Cash segregated for regulatory purposes	26,611	26,611	90,802	90,802
Securities purchased under agreements to resell	669,002	669,002	512,220	512,220
Financial instruments owned	1,181,047	1,181,047	1,143,684	1,143,684
Available-for-sale securities	3,712,801	3,712,801	3,773,508	3,773,508
Held-to-maturity securities	3,846,526	3,825,399	3,698,098	3,710,478
Loans held for sale	261,467	261,467	226,068	226,068
Bank loans	7,076,282	7,005,857	6,947,759	6,953,328
Investments	98,920	98,920	111,379	111,379
Derivative contracts (1)	11,606	11,606	7,995	7,995

Financial liabilities:
Securities sold under agreements to repurchase	$346,202	$346,202	$233,704	$233,704
Bank deposits	13,329,623	12,570,404	13,411,935	12,702,746
Financial instruments sold, but not yet purchased	959,535	959,535	778,863	778,863
Federal Home Loan Bank advances	827,000	827,000	745,000	745,000
Borrowings	316,000	316,000	256,000	256,000
Senior notes	1,015,195	1,028,534	1,014,940	1,044,768
Debentures to Stifel Financial Capital Trusts	67,500	57,718	67,500	64,962

(1)	Included in other assets in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$432,946	$432,946	$—	$—
Cash segregated for regulatory purposes	26,611	26,611	—	—
Securities purchased under agreements to resell	669,002	602,359	66,643	—
Held-to-maturity securities	3,825,399	—	3,664,272	161,127
Loans held for sale	261,467	—	261,467	—
Bank loans	7,005,857	—	7,005,857	—
Financial liabilities:
Securities sold under agreements to repurchase	$346,202	$94,608	$251,594	$—
Bank deposits	12,570,404	—	12,570,404	—
Federal Home Loan Bank advances	827,000	827,000	—	—
Borrowings	316,000	316,000	—	—
Senior notes	1,028,534	1,028,534	—	—
Debentures to Stifel Financial Capital Trusts	57,718	—	—	57,718

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$618,842	$618,842	$—	$—
Cash segregated for regulatory purposes	90,802	90,802	—	—
Securities purchased under agreements to resell	512,220	428,740	83,480	—
Held-to-maturity securities	3,710,478	—	3,517,781	192,697
Loans held for sale	226,068	—	226,068	—
Bank loans	6,953,328	—	6,953,328	—
Financial liabilities:
Securities sold under agreements to repurchase	$233,704	$92,278	$141,426	$—
Bank deposits	12,702,746	—	12,702,746	—
Federal Home Loan Bank advances	745,000	745,000	—	—
Borrowings	256,000	256,000	—	—
Senior notes	1,044,768	1,044,768	—	—
Debentures to Stifel Financial Capital Trusts	64,962	—	—	64,962

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2018 and December 31, 2017.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2018 and December 31, 2017 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2018 and December 31, 2017 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Financial instruments owned:
U.S. government securities	$21,087	$13,466
U.S. government agency securities	111,921	147,223
Mortgage-backed securities:
Agency	361,747	302,445
Non-agency	29,081	29,356
Asset-backed securities	85,987	76,752
Corporate securities:
Fixed income securities	364,917	325,471
Equity securities	39,090	46,802
Sovereign debt	19,341	32,470
State and municipal securities	147,876	169,699
	$1,181,047	$1,143,684
Financial instruments sold, but not yet purchased:
U.S. government securities	$527,073	$442,402
U.S. government agency securities	20,618	10,348
Mortgage-backed securities:
Agency	144,169	86,612
Corporate securities:
Fixed income securities	223,865	180,755
Equity securities	20,235	38,510
Sovereign debt	23,575	20,236
	$959,535	$778,863

At March 31, 2018 and December 31, 2017, financial instruments owned in the amount of $846.2 million and $810.3 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,082	$—	$(56)	$5,026
State and municipal securities	74,127	—	(4,262)	69,865
Mortgage-backed securities:
Agency	288,644	3	(4,944)	283,703
Commercial	75,259	16	(4,826)	70,449
Non-agency	1,431	10	—	1,441
Corporate fixed income securities	1,303,493	908	(23,306)	1,281,095
Asset-backed securities	1,986,886	15,483	(1,147)	2,001,222
	$3,734,922	$16,420	$(38,541)	$3,712,801
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,282,781	$1,559	$(31,106)	$1,253,234
Commercial	58,698	197	—	58,895
Asset-backed securities	2,505,047	11,021	(2,798)	2,513,270
	$3,846,526	$12,777	$(33,904)	$3,825,399

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,022	$—	$(39)	$4,983
State and municipal securities	74,691	—	(4,132)	70,559
Mortgage-backed securities:
Agency	308,409	102	(2,981)	305,530
Commercial	75,548	28	(3,088)	72,488
Non-agency	1,568	—	—	1,568
Corporate fixed income securities	1,213,262	3,832	(5,652)	1,211,442
Asset-backed securities	2,098,958	12,877	(4,897)	2,106,938
	$3,777,458	$16,839	$(20,789)	$3,773,508
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,334,833	$13,621	$(16,208)	$1,332,246
Commercial	58,971	1,313	—	60,284
Asset-backed securities	2,264,283	15,526	(1,862)	2,277,947
Corporate fixed income securities	40,011	27	(37)	40,001
	$3,698,098	$30,487	$(18,107)	$3,710,478

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

There were no sales of available-for-sale securities during the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, unrealized losses, net of deferred taxes, of $13.1 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the three months ended March 31, 2017, unrealized gains, net of deferred taxes, of $3.8 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$186,449	$186,128	$—	$—
After one year through three years	318,811	313,695	—	—
After three years through five years	280,569	273,083	—	—
After five years through ten years	903,515	894,658	571,991	574,299
After ten years	1,680,244	1,689,644	1,933,056	1,938,971
Mortgage-backed securities
After three years through five years	—	—	58,698	58,895
After five years through ten years	306	307	134,529	130,499
After ten years	365,028	355,286	1,148,252	1,122,735
	$3,734,922	$3,712,801	$3,846,526	$3,825,399

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2018, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,172	$3,854	$—	$—	$5,026
State and municipal securities	359	—	18,559	50,947	69,865
Mortgage-backed securities:
Agency	—	—	307	283,396	283,703
Commercial	—	—	—	70,449	70,449
Non-agency	—	—	—	1,441	1,441
Corporate fixed income securities	184,597	582,924	513,574	—	1,281,095
Asset-backed securities	—	—	362,525	1,638,697	2,001,222
	$186,128	$586,778	$894,965	$2,044,930	$3,712,801
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$134,529	$1,148,252	$1,282,781
Commercial	—	58,698	—	—	58,698
Asset-backed securities	—	—	571,991	1,933,056	2,505,047
	$—	$58,698	$706,520	$3,081,308	$3,846,526

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2018 and December 31, 2017, securities of $2.1 billion and $2.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2018 and December 31, 2017, securities of $2.1 billion and $2.0 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(56)	$5,026	$—	$—	$(56)	$5,026
State and municipal securities	(120)	2,732	(4,142)	67,133	(4,262)	69,865
Mortgage-backed securities:
Agency	(2,307)	102,145	(2,637)	159,001	(4,944)	261,146
Commercial	—	—	(4,826)	69,245	(4,826)	69,245
Corporate fixed income securities	(16,980)	885,475	(6,326)	182,272	(23,306)	1,067,747
Asset-backed securities	(1,147)	91,881	—	—	(1,147)	91,881
	$(20,610)	$1,087,259	$(17,931)	$477,651	$(38,541)	$1,564,910
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(2,948)	$293,200	$(28,158)	$655,692	$(31,106)	$948,892
Asset-backed securities	(451)	181,393	(2,347)	42,425	(2,798)	223,818
	$(3,399)	$474,593	$(30,505)	$698,117	$(33,904)	$1,172,710

At March 31, 2018, the amortized cost of 226 securities classified as available for sale exceeded their fair value by $38.5 million, of which $17.9 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2018, was $1.6 billion, which was 42.1% of our available-for-sale portfolio.

At March 31, 2018, the carrying value of 62 securities held to maturity exceeded their fair value by $33.9 million, of which $30.5 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three months ended March 31, 2018 and 2017.

We believe the gross unrealized losses of $72.4 million related to our investment portfolio, as of March 31, 2018, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2018 and December 31, 2017 (in thousands, except percentages):

	March 31, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
Residential real estate	$2,634,069	36.8%	$2,593,576	37.0%
Commercial and industrial	2,553,671	35.7	2,437,938	34.8
Securities-based loans	1,809,281	25.3	1,819,206	25.9
Commercial real estate	101,591	1.4	116,258	1.7
Consumer	24,699	0.3	24,508	0.3
Home equity lines of credit	15,013	0.2	15,039	0.2
Construction and land	16,337	0.3	7,896	0.1
Gross bank loans	7,154,661	100.0%	7,014,421	100.0%
Unamortized loan premium, net	362		788
Loans in process	(10,928)		(856)
Unamortized loan fees, net	1,684		872
Allowance for loan losses	(69,497)		(67,466)
Bank loans, net	$7,076,282		$6,947,759

At March 31, 2018 and December 31, 2017, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $4.0 million and $4.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $12.3 million and $8.4 million, respectively.

At March 31, 2018 and December 31, 2017, we had loans held for sale of $261.5 million and $226.1 million, respectively. For the three months ended March 31, 2018 and 2017, we recognized gains of $2.5 million and $2.9 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 (in thousands).

	Three Months Ended March 31, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$1,971	$(12)	$—	$56,433
Residential real estate	8,430	349	—	—	8,779
Securities-based loans	2,088	(194)	—	—	1,894
Commercial real estate	1,520	(200)	—	—	1,320
Home equity lines of credit	162	1	—	1	164
Construction and land	100	99	—	—	199
Consumer	16	—	(2)	1	15
Qualitative	676	17	—	—	693
	$67,466	$2,043	$(14)	$2	$69,497

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2018 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$8,755	$8,779	$170	$2,633,899	$2,634,069
Commercial and industrial	9,063	47,370	56,433	23,638	2,530,033	2,553,671
Securities-based loans	—	1,894	1,894	—	1,809,281	1,809,281
Commercial real estate	—	1,320	1,320	—	101,591	101,591
Consumer	2	13	15	2	24,697	24,699
Home equity lines of credit	20	144	164	184	14,829	15,013
Construction and land	—	199	199	—	16,337	16,337
Qualitative	—	693	693	—	—	—
	$9,109	$60,388	$69,497	$23,994	$7,130,667	$7,154,661

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 (in thousands).

	Three Months Ended March 31, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$35,127	$3,662	$—	$—	$38,789
Securities-based loans	3,094	299	—	—	3,393
Consumer	129	(22)	—	—	107
Residential real estate	2,660	1,530	—	—	4,190
Commercial real estate	1,363	255	—	—	1,618
Home equity lines of credit	371	(85)	(1)	—	285
Construction and land	232	205	—	—	437
Qualitative	2,187	292	—	—	2,479
	$45,163	$6,136	$(1)	$—	$51,298

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At March 31, 2018, we had $24.0 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at March 31, 2018 was $9.1 million. At December 31, 2017, we had $29.2 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2017 was $9.1 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2018 and 2017, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2018 and December 31, 2017, including the average recorded investment balance for the year to date period presented (in thousands):

	March 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,638	$—	$23,638	$23,638	$9,063	$23,601
Consumer	675	—	2	2	2	2
Residential real estate	170	—	170	170	24	171
Home equity lines of credit	184	—	184	184	20	184
Total	$24,667	$—	$23,994	$23,994	$9,109	$23,958

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$28,856	$5,211	$23,645	$28,856	$9,059	$30,277
Consumer	677	—	2	2	2	5
Home equity lines of credit	184	—	184	184	20	300
Residential real estate	171	—	171	171	24	174
Total	$29,888	$5,211	$24,002	$29,213	$9,105	$30,756

The following table presents the aging of the recorded investment in past due loans at March 31, 2018 and December 31, 2017 by portfolio segment (in thousands):

	As of March 31, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$2,330	$—	$2,330	$2,631,739	$2,634,069
Commercial and industrial	11,883	—	11,883	2,541,788	2,553,671
Securities-based loans	—	—	—	1,809,281	1,809,281
Commercial real estate	—	—	—	101,591	101,591
Consumer	—	—	—	24,699	24,699
Home equity lines of credit	159	—	159	14,854	15,013
Construction and land	—	—	—	16,337	16,337
Total	$14,372	$—	$14,372	$7,140,289	$7,154,661

	As of March 31, 2018*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,702	$8,936	$23,638
Home equity lines of credit	184	—	184
Residential real estate	—	170	170
Consumer	2	—	2
Total	$14,888	$9,106	$23,994

*	There were no loans past due 90 days and still accruing interest at March 31, 2018.

	As of December 31, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$7,892	$—	$7,892	$2,585,684	$2,593,576
Commercial and industrial	11,883	—	11,883	2,426,055	2,437,938
Securities-based loans	—	—	—	1,819,206	1,819,206
Commercial real estate	—	—	—	116,258	116,258
Consumer	2	—	2	24,506	24,508
Home equity lines of credit	184	—	184	14,855	15,039
Construction and land	—	—	—	7,896	7,896
Total	$19,961	$—	$19,961	$6,994,460	$7,014,421

	As of December 31, 2017*
	Non-Accrual	Restructured	Total
Commercial and industrial	$19,904	$8,952	$28,856
Home equity lines of credit	184	—	184
Residential real estate	—	171	171
Consumer	2	—	2
Total	$20,090	$9,123	$29,213

*	There were no loans past due 90 days and still accruing interest at December 31, 2017.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At March 31, 2018 and December 31, 2017, 97.4% and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,633,899	$—	$170	$—	$2,634,069
Commercial and industrial	2,510,728	19,305	23,638	—	2,553,671
Securities-based loans	1,809,281	—	—	—	1,809,281
Commercial real estate	101,591	—	—	—	101,591
Consumer	24,697	—	2	—	24,699
Home equity lines of credit	14,829	—	184	—	15,013
Construction and land	16,337	—	—	—	16,337
Total	$7,111,362	$19,305	$23,994	$—	$7,154,661

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,593,096	$309	$171	$—	$2,593,576
Commercial and industrial	2,385,152	22,443	30,343	—	2,437,938
Securities-based loans	1,819,206	—	—	—	1,819,206
Commercial real estate	116,258	—	—	—	116,258
Consumer	24,506	—	2	—	24,508
Home equity lines of credit	14,855	—	184	—	15,039
Construction and land	7,896	—	—	—	7,896
Total	$6,960,969	$22,752	$30,700	$—	$7,014,421

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2017	Adjustments	Write-off	March 31, 2018
Goodwill
Global Wealth Management	$276,477	$13,912	$—	$290,389
Institutional Group	692,357	1,542	—	693,899
	$968,834	$15,454	$—	$984,288

	December 31, 2017	Net Additions	Amortization	March 31, 2018
Intangible assets
Global Wealth Management	$44,525	$10,800	$(1,097)	$54,228
Institutional Group	65,102	1,280	(1,641)	64,741
	$109,627	$12,080	$(2,738)	$118,969

On March 19, 2018, the Company completed the acquisition of Ziegler. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $27.5 million of goodwill and intangibles in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management and Institutional Group segments. The allocation of the purchase price of Ziegler is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Ziegler as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 1 in the notes to our consolidated financial statements for additional information regarding the acquisition of Ziegler.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Ziegler business and of the hired financial advisors and the conversion of the customer accounts to our platform. Goodwill is expected to be deductible for federal income tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$147,101	$58,056	$146,986	$55,809
Trade name	24,713	10,610	24,713	10,228
Investment banking backlog	2,603	1,273	2,598	1,202
Non-compete agreements	1,431	1,058	1,419	968
Estimated Ziegler intangibles (1)	12,000	—	—	—
	$187,848	$70,997	$175,716	$68,207

(1) See discussion regarding the allocation of the estimated goodwill and intangibles recorded for the Ziegler acquisition.

Amortization expense related to intangible assets was $2.7 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2018, are: customer relationships, 10.6 years; trade name, 10.3 years; non-compete agreements, 9.4 years; and Ziegler intangibles, 12 years. As of March 31, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2018	$9,062
2019	11,541
2020	11,324
2021	10,822
2022	10,080
Thereafter	64,022
$116,851

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

Our uncommitted secured lines of credit at March 31, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the three months ended March 31, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At March 31, 2018, our uncommitted secured lines of credit of $316.0 million were collateralized by company-owned securities valued at $357.8 million.

The Federal Home Loan advances of $827.0 million as of March 31, 2018 are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2018 was 1.44%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at March 31, 2018, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At March 31, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(9,805)	(10,060)
	$1,015,195	$1,014,940

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

(3)

In October 2017, we completed the pricing of a registered underwritten public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears on January 15, April 15, July 15, and October 15. On or after October 15, 2022, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option.

Our senior notes mature as follows, based upon contractual terms (in thousands):

2018	$—
2019	—
2020	300,000
2021	—
2022	—
Thereafter	725,000
$1,025,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Money market and savings accounts	$12,834,447	$13,219,675
Demand deposits (interest-bearing)	225,617	184,829
Demand deposits (non-interest-bearing)	15,601	5,856
Certificates of deposit	253,958	1,575
	$13,329,623	$13,411,935

The weighted-average interest rate on deposits was 0.25% and 0.10% at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.2 million, respectively. Brokerage customers’ deposits were $13.3 billion and $13.4 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$540,000	Other assets	$11,606

	December 31, 2017
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$540,000	Other assets	$7,995

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 1.8 years.

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $5.5 million will be reclassified as interest income.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(3,818)	Interest expense	$533	Interest expense	$—

	Three Months Ended March 31, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(764)	Interest expense	$(912)	Interest expense	$—

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2018 and December 31, 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of March 31, 2018:
Securities borrowing (1)	$135,779	$—	$135,779	$(117,209)	$(17,103)	$1,467
Reverse repurchase agreements (2)	669,002	—	669,002	(272,052)	(394,905)	2,045
Cash flow interest rate contracts	11,606	—	11,606	—	—	11,606
	$816,387	$—	$816,387	$(389,261)	$(412,008)	$15,118
As of December 31, 2017:
Securities borrowing (1)	$132,776	$—	$132,776	$(78,474)	$(37,248)	$17,054
Reverse repurchase agreements (2)	512,220	—	512,220	(233,624)	(266,008)	12,588
Cash flow interest rate contracts	7,995	—	7,995	—	—	7,995
	$652,991	$—	$652,991	$(312,098)	$(303,256)	$37,637

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $667.0 million and $509.4 million at March 31, 2018 and December 31, 2017, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2018 and December 31, 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of March 31, 2018:
Securities lending (3)	$(429,372)	$—	$(429,372)	$117,209	$307,128	$(5,035)
Repurchase agreements (4)	(346,202)	—	(346,202)	272,052	74,150	—
	$(775,574)	$—	$(775,574)	$389,261	$381,278	$(5,035)
As of December 31, 2017:
Securities lending (3)	$(219,782)	$—	$(219,782)	$78,474	$133,772	$(7,536)
Repurchase agreements (4)	(233,704)	—	(233,704)	233,624	80	—
	$(453,486)	$—	$(453,486)	$312,098	$133,852	$(7,536)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $360.9 million and $241.4 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2018, had no material effect on the consolidated financial statements.

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

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 20 in the notes to consolidated financial statements for further details.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2018 and December 31, 2017, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At March 31, 2018, Stifel had net capital of $300.8 million, which was 16.1% of aggregate debit items and $263.4 million in excess of its minimum required net capital. At March 31, 2018, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2018, our international subsidiaries’ capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
March 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,703,313	16.6%	$462,451	4.5%	$667,985	6.5%
Tier 1 capital	1,918,692	18.7%	616,601	6.0%	822,135	8.0%
Total capital	1,988,189	19.3%	822,135	8.0%	1,027,669	10.0%
Tier 1 leverage	1,918,692	9.6%	799,158	4.0%	998,947	5.0%

Stifel Bank – Federal Reserve Capital Amounts
March 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,091,838	14.6%	$336,017	4.5%	$485,358	6.5%
Tier 1 capital	1,091,838	14.6%	448,023	6.0%	597,364	8.0%
Total capital	1,161,810	15.6%	597,364	8.0%	746,705	10.0%
Tier 1 leverage	1,091,838	7.2%	609,112	4.0%	761,391	5.0%

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues for the three months ended March 31, 2018 (in thousands):

Revenues from contracts with customers:
Commissions	$165,775
Investment banking	176,362
Asset management and service fees	195,801
Other	3,718
Total revenue from contracts with customers	541,656
Other sources of revenue:
Interest	137,734
Principal transactions	97,782
Other	(361)
Total revenues	$776,811

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.

The following provides detailed information on the recognition of our revenues from contracts with customers:

Commissions. We earn commission revenue by executing, settling, and clearing transactions for clients primarily in OTC and listed equity securities, insurance products, and options. Trade execution and clearing and custody services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing and custody services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date.

Investment Banking. We provide our clients with a full range of capital markets and financial advisory services. Capital markets services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, underwriting and distributing public and private debt.

Capital raising revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the capital markets offering at that point. Costs associated with capital raising transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within other operating expenses in the consolidated statements of operations as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as investment banking revenues.

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at the same time as the associated revenues. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses on the consolidated statements of operations and any expenses reimbursed by our clients are recognized as investment banking revenues.

Asset Management Fees. We earn management and performance fees in connection with investment advisory services provided to institutional and individual clients. Investment advisory fees are charged based on the value of assets in fee-based accounts and are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets. Fees are charged either in advance based on fixed rates applied to the value of the customers’ account at the beginning of the period or periodically based on contracted rates and account performance. Contracts can be terminated at any time with no incremental payments due to our company upon termination. If the contract is terminated by the customer fees are prorated for the period and fees charged for the post termination period are refundable to the customer.

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2018 (in thousands):

	Reportable Segment
	Global Wealth Management	Institutional Group	Total
Major business activity:
Commissions	$119,205	$46,570	$165,775
Investment banking - capital raising	7,688	71,001	78,689
Investment banking - advisory fees	—	97,673	97,673
Asset management	195,789	12	195,801
Other	3,718	—	3,718
Total	326,400	215,256	541,656
Primary Geographic Region:
United States	326,400	176,350	502,750
Europe	—	37,879	37,879
Other	—	1,027	1,027
	$326,400	$215,256	$541,656

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $117.6 million and $96.0 million at March 31, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2018.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2018 was $6.9 million.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income:
Bank loans, net	$63,635	$44,771
Investment securities	54,903	41,666
Margin balances	10,950	8,182
Inventory	4,929	4,236
Other	3,317	2,098
	$137,734	$100,953
Interest expense:
Senior notes	$11,118	$8,140
Bank deposits	8,130	1,768
Federal Home Loan Bank advances	3,252	1,719
Other	3,953	4,269
	$26,453	$15,896

NOTE 19 – Employee Incentive, Deferred Compensation, and Retirement Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.5 million shares at March 31, 2018.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $23.9 million and $31.2 million for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Units and Restricted Stock Awards

A restricted stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Compensation expense is amortized over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. Certain restricted share units may continue to vest under certain circumstances as described in the Wealth Accumulation Plan (the "Plan"). At March 31, 2018, the total number of restricted stock units and restricted stock awards outstanding was 16.4 million, of which 12.7 million were unvested. At March 31, 2018, the total number of PRSUs was 0.6 million, of which all were unvested.

At March 31, 2018, there was unrecognized compensation cost for stock units of approximately $311.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Deferred Compensation Plans

The Plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units and debentures. Participants may elect to defer a portion of their incentive compensation. Deferred awards generally vest over a one- to ten-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 5% of their gross commissions. The mandatory deferral will be split evenly between company restricted stock units and a company fixed-rate cash debenture. They have the option to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 20 – Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2018 and December 31, 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $346.2 million and $233.7 million, respectively.

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

At March 31, 2018 and December 31, 2017, Stifel Bank had outstanding commitments to originate loans aggregating $214.8 million and $160.2 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2018, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2018 and December 31, 2017, Stifel Bank had outstanding letters of credit totaling $58.9 million and $82.5 million, respectively. A majority of the standby letters of credit commitments at March 31, 2018, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2018 and December 31, 2017, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $745.1 million and $590.5 million, respectively.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Information concerning operations in these segments of business for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net revenues: (1)
Global Wealth Management	$485,575	$442,732
Institutional Group	270,078	237,467
Other	(5,295)	(4,668)
	$750,358	$675,531
Income/(loss) before income taxes:
Global Wealth Management	$176,771	$142,052
Institutional Group	44,570	39,872
Other	(101,787)	(102,905)
	$119,554	$79,019

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2018 or 2017.

The following table presents our company’s total assets on a segment basis at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Global Wealth Management	$17,950,069	$17,717,617
Institutional Group	3,402,714	3,313,304
Other	362,559	353,032
	$21,715,342	$21,383,953

We have operations in the United States, United Kingdom, Europe, and Asia. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2018 and 2017, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$706,068	$647,738
United Kingdom	41,558	24,519
Other	2,732	3,274
	$750,358	$675,531

NOTE 22 – Earnings Per Share (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$88,761	$65,512
Preferred dividends	2,344	2,344
Net income available to common shareholders	$86,417	$63,168
Shares for basic and diluted calculation:
Average shares used in basic computation	71,999	68,386
Dilutive effect of stock options and units (1)	9,790	12,309
Average shares used in diluted computation	81,789	80,695
Earnings per common share:
Basic	$1.20	$0.92
Diluted	$1.06	$0.78

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three months ended March 31, 2018 and 2017, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2018, we declared and paid a cash dividend of $0.12 per common share. There were no dividends declared or paid during the three months ended March 31, 2017.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2018, the maximum number of shares that may yet be purchased under this plan was 7.1 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended March 31, 2018, we repurchased $2.8 million using existing Board authorizations at an average price of $56.78. There were no share repurchases during the three months ended March 31, 2017.

Issuance of Common Stock

During the three months ended March 31, 2018, we issued 1.5 million shares, of which 0.3 million shares were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans.

NOTE 24 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $215.3 million at March 31, 2018. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2018 and 2017. In addition, our direct investment interest in these entities is insignificant at March 31, 2018.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $285.8 million at March 31, 2018. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at March 31, 2018. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2018 and 2017.

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

NOTE 25 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

On March 19, 2018, the Company completed the acquisition of Ziegler Wealth Management (“Ziegler”), a privately held investment bank, capital markets and proprietary investments firm that has 55 private client advisors in five states that manage approximately $5 billion in client assets. Ziegler provides its clients with capital raising, strategic advisory services, equity and fixed income sales & trading and research. The acquisition was funded with cash from operations.

Results for the three months ended March 31, 2018

For the three months ended March 31, 2018, net revenues increased 11.1% to $750.4 million from $675.5 million during the comparable period in 2017. Net income available to common shareholders increased 36.8% to $86.4 million, or $1.06 per diluted common share for the three months ended March 31, 2018, compared to $63.2 million, or $0.78 per diluted common share during the comparable period in 2017.

Our revenue growth for the three months ended March 31, 2018 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank and an increase in advisory fees and equity underwriting revenues; partially offset by a decrease in brokerage revenues and debt underwriting revenues from the comparable period in 2017.

Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides accounting guidance on the recognition of revenues from contracts and requires gross presentation of certain costs that were previously offset against revenue. This change was applied prospectively from January 1, 2018 and there is no impact on our previously presented results.

With our adoption of the new revenue recognition standard on January 1, 2018, capital raising and advisory fee revenues are no longer presented net of the related out-of-pocket deal expenses. As a result, capital raising and advisory fee revenues and other operating expenses are higher in the first quarter of 2018 by an identical $8.6 million, with no impact to net income.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2018, the NASDAQ closed 2.3% higher than its December 31, 2017 closing price. At March 31, 2018, the Dow Jones Industrial Average and S&P 500 closed 2.5% and 1.2% lower than their December 31, 2017 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$165,775	$175,274	(5.4)	22.1%	25.9%
Principal transactions	97,782	116,857	(16.3)	13.0	17.3
Brokerage revenues	263,557	292,131	(9.8)	35.1	43.2
Investment banking	176,362	126,852	39.0	23.5	18.8
Asset management and service fees	195,801	162,739	20.3	26.1	24.1
Interest	137,734	100,953	36.4	18.4	14.9
Other income	3,357	8,752	(61.6)	0.4	1.4
Total revenues	776,811	691,427	12.3	103.5	102.4
Interest expense	26,453	15,896	66.4	3.5	2.4
Net revenues	750,358	675,531	11.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	457,893	436,387	4.9	61.0	64.6
Occupancy and equipment rental	57,595	52,545	9.6	7.7	7.8
Communication and office supplies	33,499	33,844	(1.0)	4.5	5.0
Commissions and floor brokerage	9,365	10,723	(12.7)	1.2	1.6
Other operating expenses	72,452	63,013	15.0	9.6	9.3
Total non-interest expenses	630,804	596,512	5.7	84.0	88.3
Income before income taxes	119,554	79,019	51.3	16.0	11.7
Provision for income taxes	30,793	13,507	128.0	4.1	2.0
Net Income	88,761	65,512	35.5	11.9	9.7
Preferred dividends	2,344	2,344	0.0	0.3	0.3
Net income available to common shareholders	$86,417	$63,168	36.8	11.6%	9.4%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Net revenues:
Commissions	$165,775	$175,274	(5.4)
Principal transactions	97,782	116,857	(16.3)
Brokerage revenues	263,557	292,131	(9.8)
Advisory fees	97,672	52,936	84.5
Capital raising	78,690	73,916	6.5
Investment banking	176,362	126,852	39.0
Asset management and service fees	195,801	162,739	20.3
Net interest	111,281	85,057	30.8
Other income	3,357	8,752	(61.6)
Total net revenues	$750,358	$675,531	11.1

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2018, commission revenues decreased 5.4% to $165.8 million from $175.3 million in the comparable period in 2017. The decrease is primarily attributable to a decrease in OTC transactions from the comparable period in 2017.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended March 31, 2018, principal transactions revenues decreased 16.3% to $97.8 million from $116.9 million in the comparable period in 2017. The decrease is primarily attributable to lower institutional fixed income brokerage revenues, as the industry continues to face systematic issues, including the impact of passive investing and the increase in electronic trading.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2018, investment banking revenues increased 39.0% to $176.4 million from $126.9 million in the comparable period in 2017.

Advisory fee revenues increased 84.5% to $97.7 million for the three months ended March 31, 2018 from $52.9 million in the comparable period in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2017.

Capital raising revenues increased 6.5% to $78.7 million for the three months ended March 31, 2018 from $73.9 million in the comparable period in 2017. For the three months ended March 31, 2018, equity capital raising revenues increased 22.9% to $57.7 million from $47.0 million in the comparable period in 2017.  For the three months ended March 31, 2018, fixed income capital raising revenues decreased 22.2% to $21.0 million from $26.9 million in the comparable period in 2017. Our fixed income capital raising revenues were impacted by the substantial industry-wide slowdown in municipal issuances.

As previously disclosed, investment banking revenues were positively impacted by our adoption of the new revenue recognition standard on January 1, 2018. Under the new revenue recognition standard, capital raising and advisory fee revenues are no longer presented net of the related out-of-pocket deal expenses.

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

For the three months ended March 31, 2018, asset management and service fee revenues increased 20.3% to $195.8 million from $162.7 million in the comparable period in 2017. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash over the comparable periods in 2017. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended March 31, 2018, other income decreased 61.6% to $3.4 million from $8.8 million during the comparable period in 2017. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following table presents average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$351,428	$1,445	1.64%	$770,241	$1,449	0.75%
Financial instruments owned	1,142,427	4,929	1.73%	991,572	4,236	1.72%
Margin balances	1,276,638	10,950	3.43%	1,284,534	8,182	2.55%
Investment portfolio	7,545,021	54,903	2.91%	6,238,193	41,666	2.67%
Loans	7,266,649	63,635	3.50%	5,960,548	44,771	3.00%
Other interest-bearing assets	768,016	1,872	0.97%	649,777	649	0.40%
Total interest-earning assets/interest income	$18,350,179	$137,734	3.00%	$15,894,865	$100,953	2.54%
Interest-bearing liabilities:
Short-term borrowings	$160,440	$925	2.31%	$139,014	$609	1.75%
Stock loan	324,487	627	0.77%	346,299	1,495	1.73%
Senior notes (Stifel Financial)	1,015,109	11,118	4.38%	800,000	8,140	4.07%
Stifel Capital Trusts	67,500	569	3.37%	67,500	467	2.77%
Deposits	13,151,554	8,130	0.25%	11,432,281	1,768	0.06%
FHLB	902,939	3,252	1.44%	599,889	1,719	1.15%
Other interest-bearing liabilities	876,760	1,832	0.84%	1,124,869	1,698	0.60%
Total interest-bearing liabilities/interest expense	$16,498,789	26,453	0.64%	$14,509,852	15,896	0.44%
Net interest income/margin		$111,281	2.43%		$85,057	2.14%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2018, net interest income increased to $111.3 million from $85.1 million during the comparable period in 2017.

For the three months ended March 31, 2018, interest revenue increased 36.4% to $137.7 million from $101.0 million in the comparable period in 2017, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $14.9 billion during the three months ended March 31, 2018 compared to $12.6 billion during the comparable period in 2017 at average interest rates of 3.20% and 2.78%, respectively.

For the three months ended March 31, 2018, interest expense increased 66.4% to $26.5 million from $15.9 million during the comparable period in 2017. The increase is primarily attributable to an increase in interest-bearing liabilities at Stifel Bank (deposits and FHLB advances) and the issuance of 5.20% senior notes in October 2017.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$457,893	$436,387	4.9
Occupancy and equipment rental	57,595	52,545	9.6
Communications and office supplies	33,499	33,844	(1.0)
Commissions and floor brokerage	9,365	10,723	(12.7)
Other operating expenses	72,452	63,013	15.0
Total non-interest expenses	$630,804	$596,512	5.7

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

For the three months ended March 31, 2018, compensation and benefits expense increased 4.9% to $457.9 million from $436.4 million during the comparable period in 2017. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 61.0% for the three months ended March 31, 2018, respectively, compared to 64.6% for the three months ended March 31, 2017, respectively. The decrease is primarily attributable to growth of higher margin business.

Occupancy and equipment rental – For the three months ended March 31, 2018, occupancy and equipment rental expense increased 9.6% to $57.6 million from $52.5 million during the comparable period in 2017. The increase is primarily attributable to a charge recorded during the three months ended March 31, 2018 related to the abandonment of an acquired lease and an increase in data processing expense.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2018, communications and office supplies expense decreased 1.0% to $33.5 million from $33.8 million during the comparable period of 2017. The decrease is primarily attributable to a decrease in quote equipment, telecommunication costs, and office supplies as a result of cost saving initiatives.

Commissions and floor brokerage – For the three months ended March 31, 2018, commissions and floor brokerage expense decreased 12.7% to $9.4 million from $10.7 million during the comparable period in 2017. The decrease is primarily attributable to a decrease in trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2018, other operating expenses increased 15.0% to $72.5 million from $63.0 million during the comparable period in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added $8.6 million to other operating expenses for the three months ended March 31, 2018; and an increase in professional fees and travel costs, partially offset by a decrease in the provision for loan losses at Stifel Bank and FDIC insurance.

Provision for income taxes – For the three months ended March 31, 2018, our provision for income taxes was $30.8 million, representing an effective tax rate of 25.8% compared to $13.5 million for the comparable period in 2017, representing an effective tax rate of 17.1%. The provision for income taxes for the three months ended March 31, 2018 was primarily impacted by the tax reform enacted in the fourth quarter of 2017 that, among other things, lowered the federal corporate income tax rate from 35% to 21% and the adoption of new accounting guidance during 2017 associated with stock-based compensation.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations – Global Wealth Management

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$119,205	$120,577	(1.1)	24.5%	27.2%
Principal transactions	43,529	50,917	(14.5)	9.0	11.5
Brokerage revenues	162,734	171,494	(5.1)	33.5	38.7
Asset management and service fees	195,789	162,664	20.4	40.3	36.7
Investment banking	7,688	11,854	(35.1)	1.6	2.7
Interest	132,717	98,250	35.1	27.3	22.2
Other income	909	7,025	(87.1)	0.2	1.6
Total revenues	499,837	451,287	10.8	102.9	101.9
Interest expense	14,262	8,555	66.7	2.9	1.9
Net revenues	485,575	442,732	9.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	241,760	228,471	5.8	49.8	51.6
Occupancy and equipment rental	25,953	25,351	2.4	5.3	5.7
Communication and office supplies	13,813	14,280	(3.3)	2.8	3.2
Commissions and floor brokerage	4,663	4,932	(5.5)	1.0	1.1
Other operating expenses	22,615	27,646	(18.2)	4.7	6.3
Total non-interest expenses	308,804	300,680	2.7	63.6	67.9
Income before income taxes	$176,771	$142,052	24.4	36.4%	32.1%

	March 31,
	2018	2017
Branch offices (actual)	361	365
Financial advisors (actual)	2,157	2,178
Independent contractors (actual)	109	121

NET REVENUES

For the three months ended March 31, 2018, Global Wealth Management net revenues increased 9.7% to a record $485.6 million from $442.7 million for the comparable period in 2017. The increase in net revenues for the three months ended March 31, 2018 over the comparable period in 2017, is primarily attributable to growth in asset management and service fees; an increase in net interest income, partially offset by a decrease in brokerage revenues, other income, and investment banking revenues.

Commissions – For the three months ended March 31, 2018, commission revenues decreased 1.1% to $119.2 million from $120.6 million in the comparable period in 2017.

Principal transactions – For the three months ended March 31, 2018, principal transactions revenues decreased 14.5% to $43.5 million from $50.9 million in the comparable period in 2017.

Brokerage revenues - For the three months ended March 31, 2018, brokerage revenues decreased 5.1% to $162.7 million from $171.5 million in the comparable period in 2017. Brokerage revenues were impacted by continued migration of client activity from brokerage to asset management activities.

Asset management and service fees – For the three months ended March 31, 2018, asset management and service fees increased 20.4% to $195.8 million from $162.7 million in the comparable period in 2017. The increase is primarily a result of continued migration to fee-based accounts, our continued expansion in the asset management business, and an increase in the federal funds rate, which increased fees earned on cash balances.

Fee-based account revenues for the three months ended March 31, 2018 and 2017 are primarily billed based on values as of December 31, 2017 and 2016, respectively. The value of assets in fee-based accounts, including our Asset Management businesses, at March 31, 2018 increased 18.1% to $89.0 billion from $75.4 billion at March 31, 2017.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 35.1% to $7.7 million for the three months ended March 31, 2018 from $11.9 million during the comparable period in 2017. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2018, interest revenue increased 35.1% to $132.7 million from $98.3 million in the comparable period in 2017. The increase is primarily due to a growth of interest-earning assets at Stifel Bank, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended March 31, 2018, other income decreased 87.1% to $0.9 million from $7.0 million during the comparable period in 2017.

Interest expense – For the three months ended March 31, 2018, interest expense increased 66.7% to $14.3 million from $8.6 million during the comparable period in 2017. The increase in interest expense is primarily attributable to an increase in borrowings to fund the increase in the client margin debit book and an increase in interest-earning liabilities at Stifel Bank from the comparable period in 2017.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$26,486	$95	1.43%	$384,607	$774	0.80%
State and political subdivisions:
Non-taxable (1)	74,082	252	1.36	75,340	678	3.60
Mortgage-backed securities	1,746,113	9,604	2.20	2,011,394	11,027	2.19
Corporate bonds	1,293,620	8,122	2.51	868,360	4,858	2.24
Asset-backed securities	4,431,206	36,925	3.33	3,283,099	25,103	3.06
Federal Home Loan Bank ("FHLB") and other capital stock	68,107	554	3.25	51,218	465	3.63
Loans (2)
Securities-based loans	1,796,554	15,309	3.41	1,674,569	10,865	2.60
Commercial and industrial	2,478,007	26,735	4.32	1,712,444	16,848	3.94
Residential real estate	2,636,892	18,272	2.77	2,254,462	14,581	2.59
Commercial real estate	104,481	988	3.78	78,357	653	3.33
Consumer	24,363	238	3.91	44,207	526	4.76
Home equity lines of credit	13,237	144	4.35	15,102	127	3.36
Construction and land	12,558	121	3.85	13,236	116	3.51
Loans held for sale	200,557	1,828	3.65	168,171	1,055	2.51
Total interest-earning assets (3)	$14,906,263	$119,187	3.20%	$12,634,566	$87,676	2.78%
Cash and due from banks	11,788			9,467
Other non interest-earning assets	302,485			330,922
Total assets	$15,220,536			$12,974,955
Liabilities and stockholder's equity:
Deposits:
Money market	$12,876,440	$7,790	0.24%	$11,237,066	$1,727	0.06%
Demand deposits	239,178	195	0.33	191,577	24	0.05
Time deposits	10,456	59	2.26	3,634	17	1.87
Savings	25,480	86	1.35	4	—	—
FHLB advances	902,939	3,252	1.44	599,889	1,719	1.15
Other borrowings	16,132	178	4.41	16,311	186	4.56
Total interest-bearing liabilities (3)	14,070,625	11,560	0.33%	12,048,481	3,673	0.12%
Non-interest-bearing liabilities	32,091			13,408
Other non-interest bearing liabilities	30,872			5,979
Total liabilities	14,133,588			12,067,868
Stockholder's equity	1,086,948			907,087
Total liabilities and stockholder's equity	$15,220,536			$12,974,955
Net interest income/spread		$107,627	2.87%		$84,003	2.65%
Net interest margin			2.89%			2.66%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended March 31, 2018 compared to the three month periods ended March 31, 2017 (in thousands):

	Three Months Ended March, 2018 Compared to Three Months Ended March 31, 2017
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(2,986)	$2,307	$(679)
State and political - non-taxable	(11)	(415)	(426)
Mortgage-backed securities	(1,459)	36	(1,423)
Corporate bonds	2,612	652	3,264
Asset-backed securities	9,406	2,416	11,822
FHLB and other capital stock	130	(41)	89
Loans
Securities-based loans	838	3,606	4,444
Commercial and industrial	8,130	1,757	9,887
Residential real estate	2,598	1,093	3,691
Commercial real estate	239	96	335
Consumer	(206)	(82)	(288)
Home equity lines of credit	(12)	29	17
Construction and land	(5)	10	5
Loans held for sale	231	542	773
	$19,505	$12,006	$31,511
Interest expense:
Deposits:
Money market	$287	$5,776	$6,063
Demand deposits	7	164	171
Time deposits	38	4	42
Savings	43	43	86
FHLB advances	1,016	517	1,533
Other borrowings	(2)	(6)	(8)
	$1,389	$6,498	$7,887

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

For the three months ended March 31, 2018, interest revenue of $119.2 million was generated from average interest-earning assets of $14.9 billion at an average interest rate of 3.20%. Interest revenue of $87.7 million for the comparable period in 2017 was generated from average interest-earning assets of $12.6 billion at an average interest rate of 2.78%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2018 was $14.1 billion at an average interest rate of 0.33%. The average balance of interest-bearing liabilities for the comparable period in 2017 was $12.0 billion at an average interest rate of 0.12%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2018, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $13.3 billion compared to $11.7 billion at March 31, 2017.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2018, Global Wealth Management non-interest expenses increased 2.7% to $308.8 million from $300.7 million for the comparable period in 2017.

Compensation and benefits – For the three months ended March 31, 2018, compensation and benefits expense increased 5.8% to $241.8 million from $228.5 million during the comparable period in 2017. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 49.8% for the three months ended March 31, 2018, compared to 51.6% for the comparable period in 2017.

Occupancy and equipment rental – For the three months ended March 31, 2018, occupancy and equipment rental expense increased 2.4% to $26.0 million from $25.4 million during the comparable period in 2017. The increase is primarily attributable to an increase in rent expense over the comparable period in 2017.

Communications and office supplies – For the three months ended March 31, 2018, communications and office supplies expense decreased 3.3% to $13.8 million from $14.3 million during the comparable period in 2017. The decrease is primarily attributable to a decrease in telecommunication expenses from the comparable period in 2017.

Commissions and floor brokerage – For the three months ended March 31, 2018, commissions and floor brokerage expense decreased 5.5% to $4.7 million from $4.9 million during the comparable period in 2017. The decrease is consistent with the decrease in commission revenues.

Other operating expenses – For the three months ended March 31, 2018, other operating expenses decreased 18.2% to $22.6 million from $27.6 million during the comparable period in 2017. The decrease in other operating expenses is primarily attributable to a decrease in the provision for loan losses, insurance expense, travel and promotion, bank service charges, and subscription expense.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2018, income before income taxes increased 24.4% to a record $176.8 million from $142.1 million during the comparable period in 2017.

Profit margins (income before income taxes as a percent of net revenues) have increased to 36.4% for the three months ended March 31, 2018 from 32.1% during the comparable period in 2017.

Results of Operations – Institutional Group

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$46,570	$54,697	(14.9)	17.2%	23.0%
Principal transactions	54,253	65,940	(17.7)	20.1	27.8
Brokerage revenues	100,823	120,637	(16.4)	37.3	50.8
Advisory fees	97,673	52,936	84.5	36.2	22.3
Capital raising	71,001	62,062	14.4	26.3	26.1
Investment banking	168,674	114,998	46.7	62.5	48.4
Interest	4,259	3,644	16.9	1.6	1.5
Other income	675	1,847	(63.5)	0.2	0.8
Total revenues	274,431	241,126	13.8	101.6	101.5
Interest expense	4,353	3,659	19.0	1.6	1.5
Net revenues	270,078	237,467	13.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	159,344	143,640	10.9	59.0	60.5
Occupancy and equipment rental	11,227	11,944	(6.0)	4.2	5.0
Communication and office supplies	16,592	15,395	7.8	6.1	6.5
Commissions and floor brokerage	4,703	5,791	(18.8)	1.7	2.4
Other operating expenses	33,642	20,825	61.5	12.5	8.8
Total non-interest expenses	225,508	197,595	14.1	83.5	83.2
Income before income taxes	$44,570	$39,872	11.8	16.5%	16.8%

 NET REVENUES

For the three months ended March 31, 2018, Institutional Group net revenues increased 13.7% to $270.1 million from $237.5 million for the comparable period in 2017.

The increase in net revenues for the three months ended March 31, 2018 over the comparable period in 2017 was primarily attributable to an increase in advisory fees and equity capital raising revenues, partially offset by a decrease in fixed income and equity brokerage revenues and lower fixed income capital raising revenues.

Commissions – For the three months ended March 31, 2018, commission revenues decreased 14.9% to $46.6 million from $54.7 million in the comparable period in 2017.

Principal transactions – For the three months ended March 31, 2018, principal transactions revenues decreased 17.7% to $54.3 million from $65.9 million in the comparable period in 2017.

Brokerage revenues – For the three months ended March 31, 2018, institutional brokerage revenues decreased 16.4% to $100.8 million from $120.6 million in the comparable period in 2017. Brokerage revenues were impacted by lower market volatility and continued migration from active to passive management strategies.

For the three months ended March 31, 2018, fixed income institutional brokerage revenues decreased 21.1% to $52.7 million from $66.8 million in the comparable period in 2017. The decrease is primarily attributable to lower fixed income trading volumes from the comparable period in 2017.

For the three months ended March 31, 2018, equity institutional brokerage revenues decreased 10.7% to $48.1 million from $53.8 million during the comparable period in 2017. The decrease is primarily attributable to reduced market volatility and continued migration from active to passive management strategies.

Investment banking – For the three months ended March 31, 2018, investment banking revenues increased 46.7% to $168.7 million from $115.0 million during the comparable period in 2017. The increase is primarily attributable to an increase in equity capital raising revenues and advisory fee revenues.

As previously disclosed, investment banking revenues were positively impacted by our adoption of the new revenue recognition standard on January 1, 2018. Under the new revenue recognition standard, capital raising and advisory fee revenues are no longer presented net of the related out-of-pocket deal expenses.

For the three months ended March 31, 2018, advisory fee revenues increased 84.5% to $97.7 million from $52.9 million in the comparable period in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2017.

For the three months ended March 31, 2018, capital raising revenues increased 14.4% to $71.0 million from $62.1 million in the comparable period in 2017.

For the three months ended March 31, 2018, equity capital raising revenues increased 46.5% to $52.7 million from $36.0 million during the comparable period in 2017. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2017.

For the three months ended March 31, 2018, fixed income capital raising revenues decreased 29.9% to $18.3 million from $26.1 million during the comparable period in 2017. The decrease is primarily attributable to a decrease in the municipal bond origination business.

Interest – For the three months ended March 31, 2018, interest increased 16.9% to $4.3 million from $3.6 million in the comparable period in 2017.

Other income – For the three months ended March 31, 2018, other income decreased 63.5% to $0.7 million from $1.8 million in the comparable period in 2017.

Interest expense – For the three months ended March 31, 2018, interest expense increased 19.0% to $4.4 million from $3.7 million in the comparable period in 2017.

NON-INTEREST EXPENSES

For the three months ended March 31, 2018, Institutional Group non-interest expenses increased 14.1% to $225.5 million from $197.6 million for the comparable period in 2017.

Compensation and benefits – For the three months ended March 31, 2018, compensation and benefits expense increased 10.9% to $159.3 million from $143.6 million during the comparable period in 2017. The increase is principally due to an increase in variable compensation as a result of higher revenues.

Compensation and benefits expense as a percentage of net revenues was 59.0% for the three months ended March 31, 2018, respectively, compared to 60.5% for comparable periods in 2017, respectively.

Occupancy and equipment rental – For the three months ended March 31, 2018, occupancy and equipment rental expense decreased 6.0% to $11.2 million from $11.9 million during the comparable period in 2017. The decrease is primarily attributable to equipment costs and rent expense.

Communications and office supplies – For the three months ended March 31, 2018, communications and office supplies expense increased 7.8% to $16.6 million from $15.4 million during the comparable period in 2017. The increase is primarily attributable to an increase in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended March 31, 2018, commissions and floor brokerage expense decreased 18.8% to $4.7 million from $5.8 million during the comparable period in 2017. The decrease is primarily attributable to lower electronic execution pricing.

Other operating expenses – For the three months ended March 31, 2018, other operating expenses increased 61.5% to $33.6 million from $20.8 million during the comparable period in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added $8.6 million to other operating expenses for the three months ended March 31, 2018; and an increase in travel costs and professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2018, income before income taxes for the Institutional Group segment increased 11.8% to $44.6 million from $39.9 million during the comparable period in 2017. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 16.5% for the three months ended March 31, 2018 from 16.8% during the comparable periods in 2017, respectively, as a result of an increase in expenses, offset by an increase in revenues.

Results of Operations – Other Segment

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Net revenues	$(5,295)	$(4,668)	(13.4)
Non-interest expenses:
Compensation and benefits	56,789	64,276	(11.6)
Other operating expenses	39,703	33,961	16.9
Total non-interest expenses	96,492	98,237	(1.8)
Loss before income taxes	$(101,787)	$(102,905)	(1.1)%

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

	Three Months Ended March 31,
	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$3,739	$14,341	(73.9)
Other operating expenses	6,023	5,325	13.1
Total non-interest expenses	$9,762	$19,666	(50.4)%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended March 31,
	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$53,050	$49,935	6.2
Other operating expenses	33,680	28,636	17.6
Total non-interest expenses	$86,730	$78,571	10.4%

Non-interest expenses for the three months ended March 31, 2018 increased 10.4% from the comparable period in 2017. The increase consisted of a 6.2% increase in compensation and benefits and a 17.6% increase in other operating expenses. These increases are primarily attributable to the building out of our infrastructure and our regulatory compliance enhancement measures and an increase in costs associated with previously disclosed legal matters.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2018, our total assets increased 1.5% to $21.7 billion from $21.4 billion at December 31, 2017. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2018, our liabilities were comprised primarily of deposits of $13.3 billion at Stifel Bank, senior notes of $1.0 billion, Federal Home Loan Bank advances of $827.0 million, payables to customers of $798.9 million at our broker-dealer subsidiaries, net of debt issuance costs, accounts payable and accrued expenses of $318.3 million, borrowings of $316.0 million, accrued employee compensation of $238.7 million, and trust preferred securities of $67.5 million. To meet our obligations to clients and operating needs, we had $450.3 million in cash and cash equivalents and $7.3 billion in loans (including loans held for sale) at Stifel Bank at March 31, 2018. We also had highly liquid assets consisting of held-to-maturity securities of $3.8 billion, available-for-sale securities of $3.7 billion, client brokerage receivables of $1.4 billion, and financial instruments of $1.2 billion.

Cash Flow

Cash and cash equivalents decreased $246.0 million to $450.3 million at March 31, 2018, from $696.3 million at December 31, 2017. Operating activities used $371.8 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities during the three months ended March 31, 2018. Investing activities used cash of $266.3 million due to the growth of our investment portfolio, growth of the loan portfolio, business acquisitions, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $324.3 million principally due to an increase in securities loaned and proceeds received from FHLB advances and short-term borrowings, partially offset by a decrease in bank deposits, dividends paid on our common and preferred stock, and share repurchases.

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

As of March 31, 2018, we had $21.7 billion in assets, $10.5 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2018	December 31, 2017	Average Conversion
Cash and cash equivalents	$450,343	$696,283
Receivables from brokers, dealers, and clearing organizations	544,950	459,107	5 days
Securities purchased under agreements to resell	669,002	512,220	1 day
Financial instruments owned at fair value	1,180,140	1,142,831	3 days
Available-for-sale securities at fair value	3,712,801	3,773,508	4 days
Held-to-maturity securities at amortized cost	3,846,526	3,698,098	3 days
Investments	73,421	85,613	10 days
Total cash and assets readily convertible to cash	$10,477,183	$10,367,660

As of March 31, 2018 and December 31, 2017, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2018		December 31, 2017
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$79,784	$—	$44,883	$—
Financial instruments owned at fair value	346,202	707,045	233,704	529,425
Available-for-sale securities at fair value	—	4,201,320	—	4,259,700
Investments	—	—	—
	$425,986	$4,908,365	$278,587	$4,789,125
Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2018, the maximum number of shares that may yet be purchased under this plan was 7.1 million.

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

At March 31, 2018, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2018, available cash and highly liquid investments comprised approximately 12% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $450.3 million of cash and cash equivalents at March 31, 2018, compared to $696.3 million at December 31, 2017. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.7 billion in available-for-sale investment securities at March 31, 2018, compared to $3.8 billion at December 31, 2017. As of March 31, 2018, the weighted-average life of the investment securities portfolio was approximately 1.7 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2018, we had $13.3 billion in deposits compared to $13.4 billion at December 31, 2017. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at March 31, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the three months ended March 31, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2018, our uncommitted secured lines of credit of $316.0 million were collateralized by company-owned securities valued at $357.8 million.

The Federal Home Loan advances of $827.0 million as of March 31, 2018 are floating-rate advances. The weighted average interest rates during the three months ended March 31, 2018 on these advances is 1.44%. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At March 31, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $4.0 billion at March 31, 2018 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2018, outstanding FHLB advances were $827.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $2.1 billion with the Fed’s discount window at March 31, 2018. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $13.3 billion at March 31, 2018.

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

On July 11, 2017, the Company completed the pricing of an additional $200.0 million in aggregate principal amount of the Company’s 2014 Notes. The 2014 Notes mature in July 2024 and bear interest at 4.250%, payable semi-annually in arrears in January and July.

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

Use of Capital Resources

On March 19, 2018, the Company completed the acquisition of Ziegler, a privately held investment bank, capital markets and proprietary investments firm that has 55 private client advisors in five states that manage approximately $5 billion in client assets. Ziegler provides its clients with capital raising, strategic advisory services, equity and fixed income sales & trading and research. The acquisition was funded with cash from operations.

We have paid $5.6 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2018. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2018, and the years ended December 31, 2019, 2020, 2021, 2022, and thereafter are $61.2 million, $68.8 million, $53.6 million, $43.4 million, $37.6 million, and $80.0 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. In response to the Tax Legislation that was enacted in December 2017, the Company offered certain employees the opportunity to participate in the conversion of certain restricted stock units into restricted stock pursuant to a Modification Award Agreement. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At March 31, 2018, the total number of stock units and restricted stock awards outstanding was 16.4 million, of which 12.7 million were unvested. At March 31, 2018, the total number of performance-based restricted stock units was 0.6 million, of which all were unvested. At March 31, 2018, there was unrecognized compensation cost for stock units of approximately $311.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining nine months in 2018, and the years ended December 31, 2019, 2020, 2021, 2022, and thereafter are $53.5 million, $68.0 million, $65.3 million, $51.4 million, $38.7 million, and $34.2 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At March 31, 2018, Stifel had net capital of $300.8 million, which was 16.1% of aggregate debit items and $263.4 million in excess of its minimum required net capital. At March 31, 2018, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2018, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2018, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the three months ending March 31, 2018 of $1.6 million, and anticipate cumulative future cash savings of $57.1 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of October 1, 2017, with no impairment identified.

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

Off-Balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 20 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2018, and the daily VaR at March 31, 2018 and December 31, 2017 (in thousands):

	Three Months Ended March 31, 2018			VAR Calculation at
	High	Low	Daily Average	March 31, 2018	December 31, 2017
Daily VaR	$7,264	$2,697	$4,794	$3,798	$5,636

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

The following table illustrates the estimated change in net interest margin at March 31, 2018, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	8.8%
+100	4.2
0	—
-100	(10.2)
-200	(29.2)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at March 31, 2018 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$5,058,018	$187,060	$1,734,112	$580,888
Securities	5,123,293	193,975	1,242,756	1,074,605
Interest-bearing cash	24,684	—	—	—
	$10,205,995	$381,035	$2,976,868	$1,655,493
Interest-bearing liabilities:
Transaction accounts and savings	$13,080,581	$—	$—	$—
Certificates of deposit	100,999	78,462	74,501	—
Borrowings	287,000	290,000	250,000	16,079
	$13,468,580	$368,462	$324,501	$16,079
GAP	(3,262,585)	12,573	2,652,367	1,639,414
Cumulative GAP	$(3,262,585)	$(3,250,012)	$(597,645)	$1,041,769

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion, and the fair value of the collateral that had been sold or repledged was $346.2 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2018 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2018.

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2018. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

January 1 - 31, 2018	—	$—	—	7,132,462
February 1 - 28, 2018	—	—	—	7,132,462
March 1 - 31, 2018	50,000	56.78	50,000	7,082,462
	50,000	$56.78	50,000

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2018, the maximum number of shares that may yet be purchased under this plan was 7.1 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

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

/s/ James M. Zemlyak
James M. Zemlyak President and Chief Financial Officer

Date:  May 7, 2018