Form 10-Q
period 2018-06-30
STIFEL FINANCIAL CORP
filed 2018-08-07
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on August 1, 2018, was 71,199,015.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$472,237	$696,283
Cash segregated for regulatory purposes	112,800	90,802
Receivables:
Brokerage clients, net	1,440,752	1,384,096
Brokers, dealers, and clearing organizations	672,160	459,107
Securities purchased under agreements to resell	566,041	512,220
Financial instruments owned, at fair value	1,277,423	1,143,684
Available-for-sale securities, at fair value	3,475,436	3,773,508
Held-to-maturity securities, at amortized cost	4,519,985	3,698,098
Loans held for sale, at lower of cost or market	210,611	226,068
Bank loans, net	7,347,371	6,947,759
Investments, at fair value	94,482	111,379
Fixed assets, net	154,217	155,120
Goodwill	984,483	968,834
Intangible assets, net	115,810	109,627
Loans and advances to financial advisors and other employees, net	374,471	378,124
Deferred tax assets, net	108,305	105,152
Other assets	681,585	624,092
Total Assets	$22,608,169	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	June 30, 2018	December 31, 2017
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$720,501	$828,206
Brokers, dealers, and clearing organizations	739,885	276,302
Drafts	66,353	107,043
Securities sold under agreements to repurchase	514,334	233,704
Bank deposits	13,890,849	13,411,935
Financial instruments sold, but not yet purchased, at fair value	944,681	778,863
Accrued compensation	330,469	493,973
Accounts payable and accrued expenses	360,780	308,911
Federal Home Loan Bank advances	760,000	745,000
Borrowings	243,000	256,000
Senior notes	1,015,455	1,014,940
Debentures to Stifel Financial Capital Trusts	67,500	67,500
Total liabilities	19,653,807	18,522,377
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; 6,000 shares issued	150,000	150,000
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 72,460,127 and 71,636,986 shares, respectively	10,869	10,746
Additional paid-in-capital	1,736,853	1,733,348
Retained earnings	1,175,151	1,033,526
Accumulated other comprehensive loss	(53,393)	(26,736)
	3,019,480	2,900,884
Treasury stock, at cost, 1,177,246 and 772,302 shares, respectively	(65,118)	(39,308)
Total Shareholders’ Equity	2,954,362	2,861,576
Total Liabilities and Shareholders’ Equity	$22,608,169	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Commissions	$166,902	$172,264	$332,677	$347,538
Principal transactions	88,984	95,703	186,766	212,560
Investment banking	161,063	185,261	337,425	312,113
Asset management and service fees	199,568	172,914	395,369	335,653
Interest	154,421	108,951	292,155	209,904
Other income	9,073	7,198	12,430	15,950
Total revenues	780,011	742,291	1,556,822	1,433,718
Interest expense	37,279	16,644	63,732	32,540
Net revenues	742,732	725,647	1,493,090	1,401,178
Non-interest expenses:
Compensation and benefits	442,170	453,876	900,063	890,263
Occupancy and equipment rental	53,596	57,892	111,191	110,437
Communications and office supplies	36,639	34,192	70,138	68,036
Commissions and floor brokerage	10,095	11,232	19,460	21,955
Other operating expenses	81,885	85,257	154,337	148,270
Total non-interest expenses	624,385	642,449	1,255,189	1,238,961
Income from operations before income tax expense	118,347	83,198	237,901	162,217
Provision for income taxes	31,060	30,387	61,853	43,894
Net income	87,287	52,811	176,048	118,323
Preferred dividends	2,344	2,344	4,688	4,688
Net income available to common shareholders	$84,943	$50,467	$171,360	$113,635

Earnings per common share:
Basic	$1.18	$0.74	$2.39	$1.66
Diluted	$1.04	$0.63	$2.10	$1.41
Weighted-average number of common shares outstanding:
Basic	71,692	68,556	71,843	68,471
Diluted	81,299	80,021	81,548	80,391

Cash dividends declared per common share	$0.12	$—	$0.24	$—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$87,287	$52,811	$176,048	$118,323
Other comprehensive income/(loss), net of tax: (1) (4)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(11,856)	3,770	(24,927)	7,547
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	—	385	—	909
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	712	(518)	3,418	515
Foreign currency translation adjustment	(5,834)	2,240	(2,098)	4,534
Total other comprehensive income/(loss), net of tax	(16,978)	5,877	(23,607)	13,505
Comprehensive income	$70,309	$58,688	$152,441	$131,828

(1)

Net of tax benefit of $6.0 million and tax expense of $3.7 million for the three months ended June 30, 2018 and 2017, respectively. Net of tax benefit of $8.3 million and tax expense of $8.5 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	There were no reclassifications to earnings during the three and six months ended June 30, 2018 and 2017, respectively.
(3)

Amounts are net of reclassifications to earnings of gains of $1.2 million and losses of $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Amounts are net of reclassifications to earnings of gains of $1.8 million and losses of $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

(4)

The adoption of ASU 2018-02 on January 1, 2018 resulted in a reclassification of $3.0 million to retained earnings related to cash flow hedges and investment portfolio risk. The reclassification is reflected in the activity for the six months ended June 30, 2018. See Note 2 for further details.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$176,048	$118,323
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	13,467	16,649
Amortization of loans and advances to financial advisors and other employees	40,552	46,358
Amortization of premium on investment portfolio	11,477	5,964
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	6,595	10,795
Amortization of intangible assets	5,740	6,246
Deferred income taxes	6,563	87,873
Stock-based compensation	47,642	55,266
(Gains)/losses on sale of investments	7,533	(1,855)
Other, net	(3,241)	2,111
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(56,656)	51,312
Brokers, dealers, and clearing organizations	(213,053)	666,801
Securities purchased under agreements to resell	(53,821)	(229,503)
Financial instruments owned, including those pledged	(133,739)	(137,353)
Loans originated as held for sale	(759,874)	(749,265)
Proceeds from mortgages held for sale	779,761	821,115
Loans and advances to financial advisors and other employees	(37,174)	(33,105)
Other assets	(53,251)	(118,209)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(107,705)	(20,657)
Brokers, dealers, and clearing organizations	82,234	34,572
Drafts	(40,690)	(34,513)
Financial instruments sold, but not yet purchased	165,818	6,545
Other liabilities and accrued expenses	(99,005)	(67,666)
Net cash provided by/(used in) operating activities	$(214,779)	$537,804

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$458,662	$720,828
Calls and principal paydowns of held-to-maturity securities	338,328	132,018
Sale or maturity of investments	11,942	8,642
Increase in bank loans, net	(405,094)	(571,149)
Payments for:
Purchase of available-for-sale securities	(204,907)	(986,027)
Purchase of held-to-maturity securities	(1,162,087)	(403,250)
Purchase of investments	(7,578)	(1,556)
Purchase of fixed assets	(12,299)	(16,770)
Acquisitions, net of cash received	(29,209)	(9,070)
Net cash used in investing activities	(1,012,242)	(1,126,334)
Cash Flows From Financing Activities:
Repayments of borrowings, net	(13,000)	(272,000)
Proceeds from Federal Home Loan Bank advances, net	15,000	290,000
Payment of contingent consideration	(11,909)	(11,707)
Increase/(decrease) in securities sold under agreements to repurchase	280,630	(24,547)
Increase in bank deposits, net	478,914	522,991
Increase/(decrease) in securities loaned	381,349	(124,336)
Tax payments related to shares withheld for stock-based compensation plans	(38,397)	(86,682)
Proceeds from stock option exercises	2,278	—
Repurchase of common stock	(45,883)	(12,998)
Cash dividends on preferred stock	(4,688)	(4,688)
Cash dividends paid to common stock and equity-award holders	(17,223)	—
Net cash provided by financing activities	1,027,071	276,033
Effect of exchange rate changes on cash	(2,098)	4,534
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(202,048)	(307,963)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	787,085	986,167
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$585,037	$678,204
Supplemental disclosure of cash flow information:
(Refunds, net of taxes paid for income taxes)/cash paid for income taxes, net of refunds	$(17,286)	$17,811
Cash paid for interest	62,720	32,287
Noncash financing activities:
Unit grants, net of forfeitures	104,703	48,630
Issuance of common stock for acquisitions	—	9,352

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$472,237	$696,283	$678,054
Cash segregated for regulatory purposes	112,800	90,802	150
Total cash, cash equivalents, and cash segregated for regulatory purposes	$585,037	$787,085	$678,204

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

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act of 2017. The accounting update is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We early adopted the guidance in the update on January 1, 2018. The adoption of the accounting update resulted in a reclassification adjustment of $3.0 million related to cash flow hedges and investment portfolio credit risk in our consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The accounting update is effective for fiscal years beginning after December 15, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated statement of cash flows. Upon adoption of the accounting update, we recorded a decrease of $73.1 million in net cash provided by operating activities for the six months ended June 30, 2017 related to reclassifying the changes in our cash segregated for regulatory purposes and restricted cash balance from operating activities to the cash and cash equivalent balances within the consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the consolidated statements of cash flows. The accounting update is effective for fiscal years beginning after December 31, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated statements of cash flows.

Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities” that will change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The accounting update also amends certain disclosure requirements associated with the fair value of financial instruments. The accounting update is effective for fiscal years beginning after December 15, 2017.  We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

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

With the adoption of the new revenue recognition standard on January 1, 2018, capital raising and advisory fee revenues are no longer presented net of the related out-of-pocket deal expenses. As a result, capital raising and advisory fee revenues and other operating expenses are higher in the first six months of 2018 by an identical $16.2 million, with no impact to net income.

The scope of the accounting update does not apply to revenue associated with financial instruments, and as a result, will not have an impact on the elements of our consolidated statements of operations most closely associated with financial instruments, including principal transaction revenues, interest income, and interest expense.

The new revenue standard primarily impacts the following revenue recognition and presentation accounting policies:

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

Recently Issued Accounting Guidance

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities,” which amends the hedge accounting recognition and presentation requirements. The accounting update improves the transparency and understandability of information conveyed to financial statement users by better aligning companies’ hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of hedging program. The accounting update is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company) and early adoption is permitted. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and non-contingent call feature that is callable at a fixed price on a preset date. The accounting update is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company) under a modified retrospective approach and early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

Goodwill Impairment Testing

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the accounting update, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The accounting update is effective for annual or any interim impairment tests in fiscal years beginning after December 15, 2019 (January 1, 2020 for our company) and early adoption is permitted. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases – (Topic 842)” that requires for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2018 and December 31, 2017, included (in thousands):

	June 30, 2018	December 31, 2017
Receivables from clearing organizations	$465,589	$270,285
Deposits paid for securities borrowed	143,919	132,776
Securities failed to deliver	62,652	56,046
	$672,160	$459,107

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2018 and December 31, 2017, included (in thousands):

	June 30, 2018	December 31, 2017
Deposits received from securities loaned	$601,133	$219,782
Securities failed to receive	71,795	29,297
Payable to clearing organizations	66,957	27,223
	$739,885	$276,302

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate fixed income and equity securities infrequently traded, state and municipal securities, sovereign debt, and asset-backed securities, which primarily include collateralized loan obligations.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	June 30, 2018
	Fair value of investments	Unfunded commitments
Money market funds	$17,883	$—
Mutual funds	10,060	—
Private equity funds	5,050	1,530
Partnership interests	4,519	1,324
Total	$37,512	$2,854

	December 31, 2017
	Fair value of investments	Unfunded commitments
Money market funds	$77,441	$—
Mutual funds	11,748	—
Private equity funds	7,677	1,825
Partnership interests	5,124	1,330
Total	$101,990	$3,155

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

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities not actively traded, corporate fixed income securities, and sovereign debt.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, are presented below (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$19,943	$19,943	$—	$—
U.S. government agency securities	138,884	—	138,884	—
Mortgage-backed securities:
Agency	362,939	—	362,939	—
Non-agency	20,661	—	20,660	1
Asset-backed securities	114,350	—	113,995	355
Corporate securities:
Fixed income securities	359,652	904	358,748	—
Equity securities	54,554	54,265	166	123
Sovereign debt	48,088	—	48,088	—
State and municipal securities	158,352	—	158,352	—
Total financial instruments owned	1,277,423	75,112	1,201,832	479
Available-for-sale securities:
U.S. government agency securities	5,049	515	4,534	—
State and municipal securities	69,461	—	69,461	—
Mortgage-backed securities:
Agency	261,243	—	261,243	—
Commercial	69,480	—	69,480	—
Non-agency	1,406	—	1,406	—
Corporate fixed income securities	1,270,616	—	1,270,616	—
Asset-backed securities	1,798,181	—	1,798,181	—
Total available-for-sale securities	3,475,436	515	3,474,921	—
Investments:
Corporate equity securities	47,648	47,648	—	—
Auction rate securities:
Equity securities	25,303	—	—	25,303
Municipal securities	846	—	—	846
Other	1,056	—	199	857
Investments in funds measured at NAV	19,629
Total investments	94,482	47,648	199	27,006
Cash equivalents measured at NAV	17,883
Derivative contracts (1)	12,038	—	12,038	—
	$4,877,262	$123,275	$4,688,990	$27,485

(1)	Included in other assets in the consolidated statements of financial condition.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$444,941	$444,941	$—	$—
U.S. government agency securities	30,623	—	30,623	—
Mortgage-backed securities:
Agency	143,284	—	143,284	—
Corporate securities:
Fixed income securities	243,333	462	242,871	—
Equity securities	63,916	63,916	—	—
Sovereign debt	18,584	—	18,584	—
Total financial instruments sold, but not yet purchased	$944,681	$509,319	$435,362	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, are presented below (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$13,466	$13,466	$—	$—
U.S. government agency securities	147,223	—	147,223	—
Mortgage-backed securities:
Agency	302,445	—	302,445	—
Non-agency	29,356	—	29,355	1
Asset-backed securities	76,752	—	76,395	357
Corporate securities:
Fixed income securities	325,471	362	324,867	242
Equity securities	46,802	46,411	138	253
Sovereign debt	32,470	—	32,470	—
State and municipal securities	169,699	—	169,699	—
Total financial instruments owned	1,143,684	60,239	1,082,592	853
Available-for-sale securities:
U.S. government agency securities	4,983	516	4,467	—
State and municipal securities	70,559	—	70,559	—
Mortgage-backed securities:
Agency	305,530	—	305,530	—
Commercial	72,488	—	72,488	—
Non-agency	1,568	—	1,568	—
Corporate fixed income securities	1,211,442	—	1,211,442	—
Asset-backed securities	2,106,938	—	2,106,938	—
Total available-for-sale securities	3,773,508	516	3,772,992	—
Investments:
Corporate equity securities	49,978	49,978	—	—
Auction rate securities:
Equity securities	34,789	—	—	34,789
Municipal securities	846	—	—	846
Other	1,217	—	360	857
Investments measured at NAV	24,549
Total investments	111,379	49,978	360	36,492
Cash equivalents measured at NAV	77,441
Derivative contracts (1)	7,995	—	7,995	—
	$5,114,007	$110,733	$4,863,939	$37,345

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$442,402	$442,402	$—	$—
U.S. government agency securities	10,348	—	10,348	—
Mortgage-backed securities:
Agency	86,612	—	86,612	—
Corporate securities:
Fixed income securities	180,755	—	180,755	—
Equity securities	38,510	38,070	440	—
Sovereign debt	20,236	—	20,236	—
Total financial instruments sold, but not yet purchased	$778,863	$480,472	$298,391	$—

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Financial instruments owned				Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Fixed Income Securities	Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at March 31, 2018	$1	$357	$229	$320	$25,287	$847	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	3	—	(197)	16	(1)	—
Realized gains/(losses) (1)	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	—	(5)	(229)	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	—	(2)	(229)	(197)	16	(1)	—
Balance at June 30, 2018	$1	$355	$—	$123	$25,303	$846	$857
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30, 2018
	Financial instruments owned				Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Fixed Income Securities	Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2017	$1	$357	$242	$253	$34,789	$846	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	3	—	(130)	89	—	—
Realized gains/(losses) (1)	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	—	(5)	(242)	—	(9,575)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	—	(2)	(242)	(130)	(9,486)	—	—
Balance at June 30, 2018	$1	$355	$—	$123	$25,303	$846	$857
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2018, relating to Level 3 assets still held at June 30, 2018, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of June 30, 2018.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.3% - 10.2%	6.1%
		Workout period	2-3 years	2.6 years
Municipal securities	Discounted cash flow	Discount rate	0.6% - 9.9%	3.4%
		Workout period	1-4 years	1.9 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $0.3 million and $0.6 million of transfers of financial assets from Level 2 to Level 1 during the three and six months ended June 30, 2018, respectively. There were $0.4 million and $0.6 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2018, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers into or out of Level 3 during the six months ended June 30, 2018.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2018 and December 31, 2017, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$472,237	$472,237	$696,283	$696,283
Cash segregated for regulatory purposes	112,800	112,800	90,802	90,802
Securities purchased under agreements to resell	566,041	566,041	512,220	512,220
Financial instruments owned	1,277,423	1,277,423	1,143,684	1,143,684
Available-for-sale securities	3,475,436	3,475,436	3,773,508	3,773,508
Held-to-maturity securities	4,519,985	4,478,399	3,698,098	3,710,478
Loans held for sale	210,611	210,611	226,068	226,068
Bank loans	7,347,371	7,291,212	6,947,759	6,953,328
Investments	94,482	94,482	111,379	111,379
Derivative contracts (1)	12,038	12,038	7,995	7,995

Financial liabilities:
Securities sold under agreements to repurchase	$514,334	$514,334	$233,704	$233,704
Bank deposits	13,890,849	13,164,993	13,411,935	12,702,746
Financial instruments sold, but not yet purchased	944,681	944,681	778,863	778,863
Federal Home Loan Bank advances	760,000	760,000	745,000	745,000
Borrowings	243,000	243,000	256,000	256,000
Senior notes	1,015,455	1,020,200	1,014,940	1,044,768
Debentures to Stifel Financial Capital Trusts	67,500	58,204	67,500	64,962

(1)	Included in other assets in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$454,354	$454,354	$—	$—
Cash segregated for regulatory purposes	112,800	112,800	—	—
Securities purchased under agreements to resell	566,041	502,063	63,978	—
Held-to-maturity securities	4,478,399	—	4,317,604	160,795
Loans held for sale	210,611	—	210,611	—
Bank loans	7,291,212	—	7,291,212	—
Financial liabilities:
Securities sold under agreements to repurchase	$514,334	$127,866	$386,468	$—
Bank deposits	13,164,993	—	13,164,993	—
Federal Home Loan Bank advances	760,000	760,000	—	—
Borrowings	243,000	243,000	—	—
Senior notes	1,020,200	1,020,200	—	—
Debentures to Stifel Financial Capital Trusts	58,204	—	—	58,204

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$618,842	$618,842	$—	$—
Cash segregated for regulatory purposes	90,802	90,802	—	—
Securities purchased under agreements to resell	512,220	428,740	83,480	—
Held-to-maturity securities	3,710,478	—	3,517,781	192,697
Loans held for sale	226,068	—	226,068	—
Bank loans	6,953,328	—	6,953,328	—
Financial liabilities:
Securities sold under agreements to repurchase	$233,704	$92,278	$141,426	$—
Bank deposits	12,702,746	—	12,702,746	—
Federal Home Loan Bank advances	745,000	745,000	—	—
Borrowings	256,000	256,000	—	—
Senior notes	1,044,768	1,044,768	—	—
Debentures to Stifel Financial Capital Trusts	64,962	—	—	64,962

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2018 and December 31, 2017.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2018 and December 31, 2017 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2018 and December 31, 2017 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Financial instruments owned:
U.S. government securities	$19,943	$13,466
U.S. government agency securities	138,884	147,223
Mortgage-backed securities:
Agency	362,939	302,445
Non-agency	20,661	29,356
Asset-backed securities	114,350	76,752
Corporate securities:
Fixed income securities	359,652	325,471
Equity securities	54,554	46,802
Sovereign debt	48,088	32,470
State and municipal securities	158,352	169,699
	$1,277,423	$1,143,684
Financial instruments sold, but not yet purchased:
U.S. government securities	$444,941	$442,402
U.S. government agency securities	30,623	10,348
Mortgage-backed securities:
Agency	143,284	86,612
Corporate securities:
Fixed income securities	243,333	180,755
Equity securities	63,916	38,510
Sovereign debt	18,584	20,236
	$944,681	$778,863

At June 30, 2018 and December 31, 2017, financial instruments owned in the amount of $838.6 million and $810.3 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,106	$1	$(58)	$5,049
State and municipal securities	73,669	—	(4,208)	69,461
Mortgage-backed securities:
Agency	266,175	30	(4,962)	261,243
Commercial	74,979	12	(5,511)	69,480
Non-agency	1,383	23	—	1,406
Corporate fixed income securities	1,297,026	1,632	(28,042)	1,270,616
Asset-backed securities	1,795,759	7,277	(4,855)	1,798,181
	$3,514,097	$8,975	$(47,636)	$3,475,436
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,300,376	$215	$(39,414)	$1,261,177
Commercial	57,734	—	(112)	57,622
Asset-backed securities	3,161,875	6,045	(8,320)	3,159,600
	$4,519,985	$6,260	$(47,846)	$4,478,399

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,022	$—	$(39)	$4,983
State and municipal securities	74,691	—	(4,132)	70,559
Mortgage-backed securities:
Agency	308,409	102	(2,981)	305,530
Commercial	75,548	28	(3,088)	72,488
Non-agency	1,568	—	—	1,568
Corporate fixed income securities	1,213,262	3,832	(5,652)	1,211,442
Asset-backed securities	2,098,958	12,877	(4,897)	2,106,938
	$3,777,458	$16,839	$(20,789)	$3,773,508
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,334,833	$13,621	$(16,208)	$1,332,246
Commercial	58,971	1,313	—	60,284
Asset-backed securities	2,264,283	15,526	(1,862)	2,277,947
Corporate fixed income securities	40,011	27	(37)	40,001
	$3,698,098	$30,487	$(18,107)	$3,710,478

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

There were no sales of available-for-sale securities during the six months ended June 30, 2018. For the three and six months ended June 30, 2017, we received proceeds of $87.3 million from the sale of available-for-sale securities, which resulted in realized gains of $0.4 million.

During the three months ended June 30, 2018 and June 30, 2017, unrealized losses, net of deferred taxes, of $11.9 million and unrealized gains, net of deferred taxes of $3.8 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the six months ended June 30, 2018 and June 30, 2017, unrealized losses, net of deferred taxes, of $24.9 million and unrealized gains, net of deferred taxes, of $7.5 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$76,821	$76,617	$—	$—
After one year through three years	344,701	338,138	—	—
After three years through five years	316,001	308,923	—	—
After five years through ten years	802,601	789,543	526,011	526,945
After ten years	1,631,436	1,630,086	2,635,864	2,632,655
Mortgage-backed securities
After three years through five years	—	—	57,734	57,622
After five years through ten years	1,007	966	192,248	186,159
After ten years	341,530	331,163	1,108,128	1,075,018
	$3,514,097	$3,475,436	$4,519,985	$4,478,399

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2018, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,090	$3,959	$—	$—	$5,049
State and municipal securities	354	—	18,444	50,663	69,461
Mortgage-backed securities:
Agency	—	—	966	260,277	261,243
Commercial	—	—	—	69,480	69,480
Non-agency	—	—	—	1,406	1,406
Corporate fixed income securities	75,173	643,102	552,341	—	1,270,616
Asset-backed securities	—	—	218,758	1,579,423	1,798,181
	$76,617	$647,061	$790,509	$1,961,249	$3,475,436
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$192,248	$1,108,128	$1,300,376
Commercial	—	57,734	—	—	57,734
Asset-backed securities	—	—	526,011	2,635,864	3,161,875
	$—	$57,734	$718,259	$3,743,992	$4,519,985

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2018 and December 31, 2017, securities of $2.1 billion and $2.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2018 and December 31, 2017, securities of $2.3 billion and $2.0 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(58)	$4,811	$—	$—	$(58)	$4,811
State and municipal securities	(2)	354	(4,206)	69,107	(4,208)	69,461
Mortgage-backed securities:
Agency	(2,328)	83,211	(2,634)	156,268	(4,962)	239,479
Commercial	—	—	(5,511)	68,386	(5,511)	68,386
Corporate fixed income securities	(20,942)	775,896	(7,100)	181,077	(28,042)	956,973
Asset-backed securities	(4,855)	348,972	—	—	(4,855)	348,972
	$(28,185)	$1,213,244	$(19,451)	$474,838	$(47,636)	$1,688,082
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(7,590)	$488,456	$(31,824)	$622,653	$(39,414)	$1,111,109
Commercial	(112)	57,622	—	—	(112)	57,622
Asset-backed securities	(5,962)	1,007,827	(2,358)	37,121	(8,320)	1,044,948
	$(13,664)	$1,553,905	$(34,182)	$659,774	$(47,846)	$2,213,679

At June 30, 2018, the amortized cost of 218 securities classified as available for sale exceeded their fair value by $47.6 million, of which $19.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2018, was $1.7 billion, which was 48.6% of our available-for-sale portfolio.

At June 30, 2018, the carrying value of 116 securities held to maturity exceeded their fair value by $47.8 million, of which $34.2 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and six months ended June 30, 2018 and 2017.

We believe the gross unrealized losses of $95.5 million related to our investment portfolio, as of June 30, 2018, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2018 and December 31, 2017 (in thousands, except percentages):

	June 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
Residential real estate	$2,703,935	36.4%	$2,593,576	37.0%
Commercial and industrial	2,677,096	36.1	2,437,938	34.8
Securities-based loans	1,845,592	24.9	1,819,206	25.9
Commercial real estate	127,253	1.7	116,258	1.7
Consumer	24,392	0.3	24,508	0.3
Home equity lines of credit	21,730	0.3	15,039	0.2
Construction and land	25,425	0.3	7,896	0.1
Gross bank loans	7,425,423	100.0%	7,014,421	100.0%
Unamortized loan premium, net	336		788
Loans in process	(7,353)		(856)
Unamortized loan fees, net	2,740		872
Allowance for loan losses	(73,775)		(67,466)
Bank loans, net	$7,347,371		$6,947,759

At June 30, 2018 and December 31, 2017, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $4.0 million and $4.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $12.9 million and $8.4 million, respectively.

At June 30, 2018 and December 31, 2017, we had loans held for sale of $210.6 million and $226.1 million, respectively. For the three months ended June 30, 2018 and 2017, we recognized gains of $2.7 million and $3.4 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2018 and 2017, we recognized gains of $5.2 million and $6.2 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 (in thousands).

	Three Months Ended June 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$56,433	$3,139	$—	$—	$59,572
Residential real estate	8,779	549	—	—	9,328
Securities-based loans	1,894	34	—	—	1,928
Commercial real estate	1,320	352	—	—	1,672
Home equity lines of credit	164	64	—	1	229
Construction and land	199	104	—	—	303
Consumer	15	(2)	—	—	13
Qualitative	693	37	—	—	730
	$69,497	$4,277	$—	$1	$73,775

	Six Months Ended June 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$5,110	$(12)	$—	$59,572
Residential real estate	8,430	898	—	—	9,328
Securities-based loans	2,088	(160)	—	—	1,928
Commercial real estate	1,520	152	—	—	1,672
Home equity lines of credit	162	65	—	2	229
Construction and land	100	203	—	—	303
Consumer	16	(2)	(2)	1	13
Qualitative	676	54	—	—	730
	$67,466	$6,320	$(14)	$3	$73,775

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2018 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$9,304	$9,328	$170	$2,703,765	$2,703,935
Commercial and industrial	9,111	50,461	59,572	23,720	2,653,376	2,677,096
Securities-based loans	—	1,928	1,928	—	1,845,592	1,845,592
Commercial real estate	—	1,672	1,672	—	127,253	127,253
Consumer	1	12	13	1	24,391	24,392
Home equity lines of credit	20	209	229	193	21,537	21,730
Construction and land	—	303	303	—	25,425	25,425
Qualitative	—	730	730	—	—	—
	$9,156	$64,619	$73,775	$24,084	$7,401,339	$7,425,423

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At June 30, 2018, we had $24.1 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at June 30, 2018 was $9.2 million. At December 31, 2017, we had $29.2 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2017 was $9.1 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2018 and 2017, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2018 and December 31, 2017, including the average recorded investment balance for the year to date period presented (in thousands):

	June 30, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,719	$—	$23,720	$23,720	$9,111	$23,663
Consumer	674	—	1	1	1	2
Residential real estate	170	—	170	170	24	170
Home equity lines of credit	184	9	184	193	20	193
Total	$24,747	$9	$24,075	$24,084	$9,156	$24,028

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$28,856	$5,211	$23,645	$28,856	$9,059	$30,277
Consumer	677	—	2	2	2	5
Home equity lines of credit	184	—	184	184	20	300
Residential real estate	171	—	171	171	24	174
Total	$29,888	$5,211	$24,002	$29,213	$9,105	$30,756

The following table presents the aging of the recorded investment in past due loans at June 30, 2018 and December 31, 2017 by portfolio segment (in thousands):

	As of June 30, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$2,811	$—	$2,811	$2,701,124	$2,703,935
Commercial and industrial	—	14,510	14,510	2,662,586	2,677,096
Securities-based loans	—	—	—	1,845,592	1,845,592
Commercial real estate	—	—	—	127,253	127,253
Consumer	—	—	—	24,392	24,392
Home equity lines of credit	332	9	341	21,389	21,730
Construction and land	—	—	—	25,425	25,425
Total	$3,143	$14,519	$17,662	$7,407,761	$7,425,423

	As of June 30, 2018*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,783	$8,937	$23,720
Home equity lines of credit	193	—	193
Residential real estate	—	170	170
Consumer	1	—	1
Total	$14,977	$9,107	$24,084

*	There were no loans past due 90 days and still accruing interest at June 30, 2018.

	As of December 31, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$7,892	$—	$7,892	$2,585,684	$2,593,576
Commercial and industrial	11,883	—	11,883	2,426,055	2,437,938
Securities-based loans	—	—	—	1,819,206	1,819,206
Commercial real estate	—	—	—	116,258	116,258
Consumer	2	—	2	24,506	24,508
Home equity lines of credit	184	—	184	14,855	15,039
Construction and land	—	—	—	7,896	7,896
Total	$19,961	$—	$19,961	$6,994,460	$7,014,421

	As of December 31, 2017*
	Non-Accrual	Restructured	Total
Commercial and industrial	$19,904	$8,952	$28,856
Home equity lines of credit	184	—	184
Residential real estate	—	171	171
Consumer	2	—	2
Total	$20,090	$9,123	$29,213

*	There were no loans past due 90 days and still accruing interest at December 31, 2017.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2018 and December 31, 2017, 98.3% and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,703,765	$—	$170	$—	$2,703,935
Commercial and industrial	2,605,740	47,636	23,720	—	2,677,096
Securities-based loans	1,845,592	—	—	—	1,845,592
Commercial real estate	127,253	—	—	—	127,253
Consumer	24,391	—	1	—	24,392
Home equity lines of credit	21,537	—	193	—	21,730
Construction and land	25,425	—	—	—	25,425
Total	$7,353,703	$47,636	$24,084	$—	$7,425,423

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,593,096	$309	$171	$—	$2,593,576
Commercial and industrial	2,385,152	22,443	30,343	—	2,437,938
Securities-based loans	1,819,206	—	—	—	1,819,206
Commercial real estate	116,258	—	—	—	116,258
Consumer	24,506	—	2	—	24,508
Home equity lines of credit	14,855	—	184	—	15,039
Construction and land	7,896	—	—	—	7,896
Total	$6,960,969	$22,752	$30,700	$—	$7,014,421

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2017	Adjustments	Write-off	June 30, 2018
Goodwill
Global Wealth Management	$276,477	$14,084	$—	$290,561
Institutional Group	692,357	1,565	—	693,922
	$968,834	$15,649	$—	$984,483

	December 31, 2017	Net Additions	Amortization	June 30, 2018
Intangible assets
Global Wealth Management	$44,525	$10,800	$(2,366)	$52,959
Institutional Group	65,102	1,123	(3,374)	62,851
	$109,627	$11,923	$(5,740)	$115,810

On March 19, 2018, the Company completed the acquisition of Ziegler. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $27.6 million of goodwill and intangibles in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management and Institutional Group segments. The allocation of the purchase price of Ziegler is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Ziegler as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 1 in the notes to our consolidated financial statements for additional information regarding the acquisition of Ziegler.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Ziegler business and of the hired financial advisors and the conversion of the customer accounts to our platform. Goodwill is expected to be deductible for federal income tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$146,875	$60,271	$146,986	$55,809
Trade name	24,713	10,991	24,713	10,228
Non-compete agreements	2,603	1,331	2,598	1,202
Investment banking backlog	1,431	1,137	1,419	968
Estimated Ziegler intangibles (1)	12,000	200	—	—
	$187,622	$73,930	$175,716	$68,207

(1)  See discussion regarding the allocation of the estimated goodwill and intangibles recorded for the Ziegler acquisition.

Amortization expense related to intangible assets was $3.0 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was $5.7 million and $6.2 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.
The weighted-average remaining lives of the following intangible assets at June 30, 2018, are: customer relationships, 10.3 years; trade name, 10.0 years; non-compete agreements, 9.1 years; and Ziegler intangibles, 11.7 years. As of June 30, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2018	$6,221
2019	11,697
2020	11,481
2021	10,982
2022	10,249
Thereafter	63,062
$113,692

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

Our uncommitted secured lines of credit at June 30, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the six months ended June 30, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2018, our uncommitted secured lines of credit of $243.0 million were collateralized by company-owned securities valued at $285.2 million.

The Federal Home Loan advances of $760.0 as of June 30, 2018 are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2018 was 1.47% and 1.45%, respectively. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at June 30, 2018, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At June 30, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

In June 2018, Stifel, our broker-dealer subsidiary, entered into a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2019 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At June 30, 2018, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(9,545)	(10,060)
	$1,015,455	$1,014,940

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
$1,025,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Money market and savings accounts	$12,183,710	$13,219,675
Demand deposits (interest-bearing)	321,421	184,829
Demand deposits (non-interest-bearing)	21,634	5,856
Certificates of deposit	1,364,084	1,575
	$13,890,849	$13,411,935

The weighted-average interest rate on deposits was 0.35% and 0.10% at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.1 million and $0.2 million, respectively. Brokerage customers’ deposits were $13.6 billion and $13.4 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$540,000	Other assets	$12,038

	December 31, 2017
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$540,000	Other assets	$7,995

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 1.6 years.

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

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(1,402)	Interest expense	$1,225	Interest expense	$—

	Three Months Ended June 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$3,340	Interest expense	$(622)	Interest expense	$—

	Six Months Ended June 30, 2018
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(5,220)	Interest expense	$1,758	Interest expense	$—

	Six Months Ended June 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$2,576	Interest expense	$(1,534)	Interest expense	$—

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2018 and December 31, 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of June 30, 2018:
Securities borrowing (1)	$143,919	$—	$143,919	$(77,501)	$(61,588)	$4,830
Reverse repurchase agreements (2)	566,041	—	566,041	(295,077)	(266,267)	4,697
Cash flow interest rate contracts	12,038	—	12,038	—	—	12,038
	$721,998	$—	$721,998	$(372,578)	$(327,855)	$21,565
As of December 31, 2017:
Securities borrowing (1)	$132,776	$—	$132,776	$(78,474)	$(37,248)	$17,054
Reverse repurchase agreements (2)	512,220	—	512,220	(233,624)	(266,008)	12,588
Cash flow interest rate contracts	7,995	—	7,995	—	—	7,995
	$652,991	$—	$652,991	$(312,098)	$(303,256)	$37,637

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $562.4 million and $509.4 million at June 30, 2018 and December 31, 2017, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2018 and December 31, 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of June 30, 2018:
Securities lending (3)	$(601,133)	$—	$(601,133)	$77,501	$502,155	$(21,477)
Repurchase agreements (4)	(514,334)	—	(514,334)	295,077	219,257	—
	$(1,115,467)	$—	$(1,115,467)	$372,578	$721,412	$(21,477)
As of December 31, 2017:
Securities lending (3)	$(219,782)	$—	$(219,782)	$78,474	$133,772	$(7,536)
Repurchase agreements (4)	(233,704)	—	(233,704)	233,624	80	—
	$(453,486)	$—	$(453,486)	$312,098	$133,852	$(7,536)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $540.7 million and $241.4 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2018, had no material effect on the consolidated financial statements.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2018 and December 31, 2017, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2018, Stifel had net capital of $302.1 million, which was 17.4% of aggregate debit items and $267.4 million in excess of its minimum required net capital. At June 30, 2018, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2018, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
June 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,762,240	16.4%	$483,533	4.5%	$698,436	6.5%
Tier 1 capital	1,977,651	18.4%	644,710	6.0%	859,614	8.0%
Total capital	2,051,426	19.1%	859,614	8.0%	1,074,517	10.0%
Tier 1 leverage	1,977,651	9.5%	831,539	4.0%	1,039,424	5.0%

Stifel Bank – Federal Reserve Capital Amounts
June 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,111,891	14.4%	$346,438	4.5%	$500,410	6.5%
Tier 1 capital	1,111,891	14.4%	461,917	6.0%	615,890	8.0%
Total capital	1,185,666	15.4%	615,890	8.0%	769,862	10.0%
Tier 1 leverage	1,111,891	7.2%	620,834	4.0%	776,042	5.0%

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues from contracts with customers:
Commissions	$166,902	$332,677
Investment banking	161,063	337,425
Asset management and service fees	199,568	395,369
Other	3,796	7,514
Total revenue from contracts with customers	531,329	1,072,985
Other sources of revenue:
Interest	154,421	292,155
Principal transactions	88,984	186,766
Other	5,277	4,916
Total revenues	$780,011	$1,556,822

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

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized upon completion of services. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses on the consolidated statements of operations and any expenses reimbursed by our clients are recognized as investment banking revenues.

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018 (1)
	Global Wealth Management	Institutional Group	Total
Major business activity:
Commissions	$118,129	$48,773	$166,902
Investment banking - capital raising	7,968	66,112	74,080
Investment banking - advisory fees	81	86,922	87,003
Asset management	199,557	11	199,568
Other	3,796	—	3,796
Total	329,531	201,818	531,349
Primary Geographic Region:
United States	329,531	173,415	502,946
Europe	—	25,953	25,953
Other	—	2,450	2,450
	$329,531	$201,818	$531,349

	Six Months Ended June 30, 2018 (1)
	Global Wealth Management	Institutional Group	Total
Major business activity:
Commissions	$237,334	$95,343	$332,677
Investment banking - capital raising	15,656	137,113	152,769
Investment banking - advisory fees	81	184,595	184,676
Asset management	395,346	23	395,369
Other	7,514	—	7,514
Total	655,931	417,074	1,073,005
Primary Geographic Region:
United States	655,931	349,765	1,005,696
Europe	—	63,832	63,832
Other	—	3,477	3,477
	$655,931	$417,074	$1,073,005

(1)  Excludes revenue included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $134.8 million and $96.0 million at June 30, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three months ended June 30, 2018.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2018 was $8.1 million.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Bank loans, net	$68,389	$48,729	$132,024	$93,489
Investment securities	63,535	46,385	118,438	88,051
Margin balances	12,306	9,022	23,256	17,205
Financial instruments owned	4,983	4,346	9,912	8,582
Other	5,208	469	8,525	2,577
	$154,421	$108,951	$292,155	$209,904
Interest expense:
Senior notes	$11,122	$8,140	$22,240	$16,280
Bank deposits	15,343	1,887	23,473	3,654
Federal Home Loan Bank advances	3,095	2,797	6,347	4,516
Other	7,719	3,820	11,672	8,090
	$37,279	$16,644	$63,732	$32,540

NOTE 19 – Employee Incentive, Deferred Compensation, and Retirement Plans

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $26.9 million and $34.4 million for the three months ended June 30, 2018 and 2017, respectively, and $50.8 million and $65.6 million for the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock Units and Restricted Stock Awards

A restricted stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Compensation expense is amortized over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. Certain restricted share units may continue to vest under certain circumstances as described in the Wealth Accumulation Plan (the "Plan"). At June 30, 2018, the total number of restricted stock units  and restricted stock awards outstanding was 16.4 million, of which 12.8 million were unvested. At June 30, 2018, the total number of PRSUs was 0.6 million, of which all were unvested.

At June 30, 2018, there was unrecognized compensation cost for stock units of approximately $299.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $6.3 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively and $6.7 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2018 and December 31, 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $514.3 million and $233.7 million, respectively.

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

At June 30, 2018 and December 31, 2017, Stifel Bank had outstanding commitments to originate loans aggregating $210.3 million and $160.2 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2018, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2018 and December 31, 2017, Stifel Bank had outstanding letters of credit totaling $18.5 million and $82.5 million, respectively. A majority of the standby letters of credit commitments at June 30, 2018, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2018 and December 31, 2017, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $695.5 million and $590.5 million, respectively.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues: (1)
Global Wealth Management	$497,327	$451,990	$982,902	$894,722
Institutional Group	252,825	276,153	522,903	513,620
Other	(7,420)	(2,496)	(12,715)	(7,164)
	$742,732	$725,647	$1,493,090	$1,401,178
Income/(loss) before income taxes:
Global Wealth Management	$187,895	$153,237	$364,666	$295,289
Institutional Group	36,024	52,892	80,594	92,764
Other	(105,572)	(122,931)	(207,359)	(225,836)
	$118,347	$83,198	$237,901	$162,217

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2018 or 2017.

The following table presents our company’s total assets on a segment basis at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Global Wealth Management	$18,726,316	$17,717,617
Institutional Group	3,508,068	3,313,304
Other	373,785	353,032
	$22,608,169	$21,383,953

We have operations in the United States, United Kingdom, Europe, and Asia. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$703,225	$689,756	$1,409,293	$1,337,494
United Kingdom	35,301	32,771	76,859	57,290
Other	4,206	3,120	6,938	6,394
	$742,732	$725,647	$1,493,090	$1,401,178

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$87,287	$52,811	$176,048	$118,323
Preferred dividends	2,344	2,344	4,688	4,688
Net income available to common shareholders	$84,943	$50,467	$171,360	$113,635
Shares for basic and diluted calculation:
Average shares used in basic computation	71,692	68,556	71,843	68,471
Dilutive effect of stock options and units (1)	9,607	11,465	9,705	11,920
Average shares used in diluted computation	81,299	80,021	81,548	80,391
Earnings per common share:
Basic	$1.18	$0.74	$2.39	$1.66
Diluted	$1.04	$0.63	$2.10	$1.41

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and six months ended June 30, 2018 and 2017, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2018, we declared and paid cash dividends of $0.12 and $0.24 per common share. There were no dividends declared or paid during the six months ended June 30, 2017.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2018, the maximum number of shares that may yet be purchased under this plan was 6.3 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended June 30, 2018, we repurchased $43.0 million, or 0.8 million shares using existing Board authorizations at an average price of $56.28 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the six months ended June 30, 2018, we repurchased $45.9 million, or 0.8 million shares using existing Board authorizations at an average price of $56.32 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three and six months ended June 30, 2017, we repurchased $13.0 million, or 0.3 million shares using existing Board authorizations at an average price of $43.83 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the six months ended June 30, 2018, we issued 1.7 million shares, of which 0.4 million shares were reissued from treasury. Share issuances were primarily a result of the vesting and exercise transactions under our incentive stock award plans.

NOTE 24 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $221.7 million at June 30, 2018. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2018 and 2017. In addition, our direct investment interest in these entities is insignificant at June 30, 2018 and December 31, 2017.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $285.6 million at June 30, 2018. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at June 30, 2018. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2018 and 2017.

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

On May 10, 2018, the Company entered into a definitive agreement with Business Bancshares, Inc. to acquire Business Bancshares, Inc. and its wholly owned subsidiary, The Business Bank of St. Louis, which operates a full-service banking facility from a single location. Business Bancshares, Inc. has, on a consolidated basis with its subsidiaries, approximately $620 million in total assets, $516 million of loans, $536 million of total deposits, and $70 million of tangible equity. The acquisition is expected to close in the third quarter of 2018.

Results for the three and six months ended June 30, 2018

For the three months ended June 30, 2018, net revenues increased 2.4% to $742.7 million from $725.6 million during the comparable period in 2017. Net income available to common shareholders increased 68.3% to $84.9 million, or $1.04 per diluted common share for the three months ended June 30, 2018, compared to $50.5 million, or $0.63 per diluted common share during the comparable period in 2017.

For the six months ended June 30, 2018, net revenues increased 6.6% to $1.5 billion compared to $1.4 billion during the comparable period in 2017. Net income available to common shareholders increased 50.8% to $171.4 million, or $2.10 per diluted common share for the six months ended June 30, 2018, compared to $113.6 million, or $1.41 per diluted common share during the comparable period in 2017.

Our revenue growth for the three and six months ended June 30, 2018 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher net interest income as a result of an increase in interest-earning assets at Stifel Bank and an increase in advisory fees; partially offset by a decrease in brokerage revenues and capital raising revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2018, the NASDAQ and S&P 500 closed 8.8% and 1.7% higher than their December 31, 2017 closing prices, respectively. At June 30, 2018, the Dow Jones Industrial Average closed 1.8% lower than its December 31, 2017 closing price.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$166,902	$172,264	(3.1)	22.5%	23.7%
Principal transactions	88,984	95,703	(7.0)	12.0	13.2
Brokerage revenues	255,886	267,967	(4.5)	34.5	36.9
Investment banking	161,063	185,261	(13.1)	21.7	25.5
Asset management and service fees	199,568	172,914	15.4	26.9	23.8
Interest	154,421	108,951	41.7	20.8	15.0
Other income	9,073	7,198	26.0	1.1	1.1
Total revenues	780,011	742,291	5.1	105.0	102.3
Interest expense	37,279	16,644	124.0	5.0	2.3
Net revenues	742,732	725,647	2.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	442,170	453,876	(2.6)	59.5	62.5
Occupancy and equipment rental	53,596	57,892	(7.4)	7.2	8.0
Communication and office supplies	36,639	34,192	7.2	4.9	4.7
Commissions and floor brokerage	10,095	11,232	(10.1)	1.4	1.5
Other operating expenses	81,885	85,257	(4.0)	11.0	11.8
Total non-interest expenses	624,385	642,449	(2.8)	84.0	88.5
Income before income taxes	118,347	83,198	42.2	16.0	11.5
Provision for income taxes	31,060	30,387	2.2	4.2	4.2
Net Income	87,287	52,811	65.3	11.8	7.3
Preferred dividends	2,344	2,344	—	0.3	0.3
Net income available to common shareholders	$84,943	$50,467	68.3	11.5%	7.0%

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$332,677	$347,538	(4.3)	22.3%	24.8%
Principal transactions	186,766	212,560	(12.1)	12.5	15.2
Brokerage revenues	519,443	560,098	(7.3)	34.8	40.0
Investment banking	337,425	312,113	8.1	22.6	22.3
Asset management and service fees	395,369	335,653	17.8	26.5	24.0
Interest	292,155	209,904	39.2	19.6	15.0
Other income	12,430	15,950	(22.1)	0.8	1.0
Total revenues	1,556,822	1,433,718	8.6	104.3	102.3
Interest expense	63,732	32,540	95.9	4.3	2.3
Net revenues	1,493,090	1,401,178	6.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	900,063	890,263	1.1	60.3	63.5
Occupancy and equipment rental	111,191	110,437	0.7	7.4	7.9
Communication and office supplies	70,138	68,036	3.1	4.7	4.9
Commissions and floor brokerage	19,460	21,955	(11.4)	1.3	1.6
Other operating expenses	154,337	148,270	4.1	10.4	10.5
Total non-interest expenses	1,255,189	1,238,961	1.3	84.1	88.4
Income before income taxes	237,901	162,217	46.7	15.9	11.6
Provision for income taxes	61,853	43,894	40.9	4.1	3.2
Net Income	176,048	118,323	48.8	11.8	8.4
Preferred dividends	4,688	4,688	—	0.3	0.3
Net income available to common shareholders	$171,360	$113,635	50.8	11.5%	8.1%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Net revenues:
Commissions	$166,902	$172,264	(3.1)	$332,677	$347,538	(4.3)
Principal transactions	88,984	95,703	(7.0)	186,766	212,560	(12.1)
Brokerage revenues	255,886	267,967	(4.5)	519,443	560,098	(7.3)
Capital raising	74,059	102,800	(28.0)	152,749	176,716	(13.6)
Advisory fees	87,004	82,461	5.5	184,676	135,397	36.4
Investment banking	161,063	185,261	(13.1)	337,425	312,113	8.1
Asset management and service fees	199,568	172,914	15.4	395,369	335,653	17.8
Net interest	117,142	92,307	26.9	228,423	177,364	28.8
Other income	9,073	7,198	26.0	12,430	15,950	(22.1)
Total net revenues	$742,732	$725,647	2.4	$1,493,090	$1,401,178	6.6

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2018, commission revenues decreased 3.1% to $166.9 million from $172.3 million in the comparable period in 2017. For the six months ended June 30, 2018, commission revenues decreased 4.3% to $332.7 million from $347.5 million in the comparable period in 2017. The decrease is primarily attributable to a decrease in OTC transactions from the comparable periods in 2017.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended June 30, 2018, principal transactions revenues decreased 7.0% to $89.0 million from $95.7 million in the comparable period in 2017.  For the six months ended June 30, 2018, principal transactions revenues decreased 12.1% to $186.8 million from $212.6 million in the comparable period in 2017. The decrease is primarily attributable to lower institutional fixed income brokerage revenues, as the industry continues to face systematic issues, including the impact of passive investing and the increase in electronic trading.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees. Investment banking revenues were positively impacted by the adoption of the new revenue recognition standard in 2018 that requires gross presentation of certain costs that were previously offset against investment banking revenues.

For the three months ended June 30, 2018, investment banking revenues decreased 13.1% to $161.1 million from $185.3 million in the comparable period in 2017.

Capital raising revenues decreased 28.0% to $74.1 million for the three months ended June 30, 2018 from $102.8 million in the comparable period in 2017. For the three months ended June 30, 2018, equity capital raising revenues decreased 14.8% to $48.6 million from $57.0 million in the comparable period in 2017.  For the three months ended June 30, 2018, fixed income capital raising revenues decreased 44.4% to $25.5 million from $45.8 million in the comparable period in 2017.

Advisory fee revenues increased 5.5% to $87.0 million for the three months ended June 30, 2018 from $82.5 million in the comparable period in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2017, including growth in our fund placement business.

For the six months ended June 30, 2018, investment banking revenues increased 8.1% to $337.4 million from $312.1 million in the comparable period in 2017.

Capital raising revenues decreased 13.6% to $152.7 million for the six months ended June 30, 2018 from $176.7 million in the comparable period in 2017. For the six months ended June 30, 2018, equity capital raising revenues increased 3.6% to $106.3 million from $102.6 million in the comparable period in 2017.  For the six months ended June 30, 2018, fixed income capital raising revenues decreased 37.3% to $46.4 million from $74.1 million in the comparable period in 2017.

Advisory fee revenues increased 36.4% to $184.7 million for the six months ended June 30, 2018 from $135.4 million in the comparable period in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2017, including growth in our fund placement business.

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

For the three months ended June 30, 2018, asset management and service fee revenues increased 15.4% to $199.6 million from $172.9 million in the comparable period in 2017. For the six months ended June 30, 2018, asset management and service fee revenues increased 17.8% to $395.4 million from $335.7 million in the comparable period in 2017. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash over the comparable periods in 2017. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended June 30, 2018, other income increased 26.0% to $9.1 million from $7.2 million during the comparable period in 2017. The increase is primarily attributable to an increase in investment gains over the comparable period in 2017. For the six months ended June 30, 2018, other income decreased 22.1% to $12.4 million from $16.0 million during the comparable period in 2017. Other income primarily includes investment gains and losses and loan originations fees from Stifel Bank. The decrease is primarily attributable to an increase in investment losses over the comparable period in 2017.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$396,201	$2,087	2.11%	$503,674	$648	0.51%
Financial instruments owned	1,230,018	4,983	1.62%	1,060,875	4,346	1.64%
Margin balances	1,311,103	12,306	3.75%	1,241,174	9,022	2.91%
Investment portfolio	7,724,180	63,535	3.29%	6,625,526	46,385	2.80%
Loans	7,533,133	68,389	3.63%	6,294,377	48,729	3.10%
Other interest-bearing assets	810,903	3,121	1.54%	670,277	(179)	(0.11%)
Total interest-earning assets/interest income	$19,005,538	$154,421	3.25%	$16,395,903	$108,951	2.66%
Interest-bearing liabilities:
Short-term borrowings	$101,419	$688	2.71%	$209,585	$963	1.84%
Stock loan	482,045	3,122	2.59%	339,847	558	0.66%
Senior notes (Stifel Financial)	1,015,455	11,122	4.38%	800,000	8,140	4.07%
Stifel Capital Trusts	67,500	730	4.33%	67,500	502	2.97%
Deposits	13,441,341	15,343	0.46%	11,582,505	1,887	0.07%
FHLB	844,643	3,095	1.47%	922,868	2,797	1.21%
Other interest-bearing liabilities	1,128,443	3,179	1.13%	1,009,629	1,797	0.71%
Total interest-bearing liabilities/interest expense	$17,080,846	37,279	0.87%	$14,931,934	16,644	0.45%
Net interest income/margin		$117,142	2.47%		$92,307	2.25%

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$395,729	$3,532	1.79%	$636,221	$2,096	0.66%
Financial instruments owned	1,230,018	9,912	1.61%	994,348	8,582	1.73%
Margin balances	1,293,871	23,256	3.59%	1,236,757	17,205	2.78%
Investment portfolio	7,635,094	118,438	3.10%	6,432,929	88,051	2.74%
Loans	7,398,108	132,024	3.57%	6,128,445	93,489	3.05%
Other interest-bearing assets	789,460	4,993	1.26%	660,084	481	0.15%
Total interest-earning assets/interest income	$18,742,280	$292,155	3.12%	$16,088,784	$209,904	2.61%
Interest-bearing liabilities:
Short-term borrowings	$130,929	$1,613	2.46%	$174,494	$1,493	1.71%
Stock loan	403,266	3,749	1.86%	343,135	2,052	1.20%
Senior notes (Stifel Financial)	1,015,455	22,240	4.38%	800,000	16,280	4.07%
Stifel Capital Trusts	67,500	1,299	3.85%	67,500	969	2.87%
Deposits	13,297,248	23,473	0.35%	11,507,808	3,654	0.06%
FHLB	873,630	6,347	1.45%	762,271	4,516	1.18%
Other interest-bearing liabilities	1,002,602	5,011	1.00%	1,066,931	3,576	0.67%
Total interest-bearing liabilities/interest expense	$16,790,630	63,732	0.76%	$14,722,139	32,540	0.44%
Net interest income/margin		$228,423	2.44%		$177,364	2.20%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2018, net interest income increased to $117.1 million from $92.3 million during the comparable period in 2017. For the six months ended June 30, 2018, net interest income increased to $228.4 million from $177.4 million during the comparable period in 2017.

For the three months ended June 30, 2018, interest revenue increased 41.7% to $154.4 million from $109.0 million in the comparable period in 2017, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $15.4 billion during the three months ended June 30, 2018 compared to $13.1 billion during the comparable period in 2017 at average interest rates of 3.46% and 2.92%, respectively.

For the six months ended June 30, 2018, interest revenue increased 39.2% to $292.2 million from $209.9 million in the comparable period in 2017, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bank and higher margin interest income. The average interest-earning assets of Stifel Bank increased to $15.1 billion during the six months ended June 30, 2018 compared to $12.9 billion during the comparable period in 2017 at average interest rates of 3.33% and 2.85%, respectively.

For the three months ended June 30, 2018, interest expense increased 124.0% to $37.3 million from $16.6 million during the comparable period in 2017. For the six months ended June 30, 2018, interest expense increased 95.9% to $63.7 million from $32.5 million in the comparable period in 2017. The increase is primarily attributable to an increase in interest-bearing liabilities at Stifel Bank (deposits and FHLB advances) and the issuance of 5.20% senior notes in October 2017.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$442,170	$453,876	(2.6)	$900,063	$890,263	1.1
Occupancy and equipment rental	53,596	57,892	(7.4)	111,191	110,437	0.7
Communications and office supplies	36,639	34,192	7.2	70,138	68,036	3.1
Commissions and floor brokerage	10,095	11,232	(10.1)	19,460	21,955	(11.4)
Other operating expenses	81,885	85,257	(4.0)	154,337	148,270	4.1
Total non-interest expenses	$624,385	$642,449	(2.8)	$1,255,189	$1,238,961	1.3

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

For the three months ended June 30, 2018, compensation and benefits expense decreased 2.6% to $442.2 million from $453.9 million during the comparable period in 2017. For the six months ended June 30, 2018, compensation and benefits expense increased 1.1% to $900.1 million from $890.3 million during the comparable period in 2017.

Compensation and benefits expense as a percentage of net revenues was 59.5% and 60.3% for the three and six months ended June 30, 2018, respectively, compared to 62.5% and 63.5% for the three and six months ended June 30, 2017, respectively. The decrease is primarily attributable to growth of our higher margin businesses and the acceleration of compensation expense in the prior year related to actions taken in response to US Tax Reform.

Occupancy and equipment rental – For the three months ended June 30, 2018, occupancy and equipment rental expense decreased 7.4% to $53.6 million from $57.9 million during the comparable period in 2017. For the six months ended June 30, 2018, occupancy and equipment rental expense increased 0.7% to $111.2 million from $110.4 million during the comparable period in 2017.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2018, communications and office supplies expense increased 7.2% to $36.6 million from $34.2 million during the third quarter of 2017. For the six months ended June 30, 2018, communications and office supplies expense increased 3.1% to $70.1 million from $68.0 million during the comparable period in 2017. The increase is primarily attributable to an increase in communication and quote and office supplies.

Commissions and floor brokerage – For the three months ended June 30, 2018, commissions and floor brokerage expense decreased 10.1% to $10.1 million from $11.2 million during the comparable period in 2017. For the six months ended June 30, 2018, commissions and floor brokerage expense decreased 11.4% to $19.5 million from $22.0 million during the comparable period in 2017. The decrease is primarily attributable to a decrease in trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2018, other operating expenses decreased 4.0% to $81.9 million from $85.3 million during the comparable period in 2017. The decrease is primarily attributable to lower litigation expense and a decrease in the provision for loan losses, partially offset by the impact of the adoption of the new revenue standard that requires gross presentation of certain costs that were previously offset against revenue that added approximately $7.6 million to other operating expenses for during three months ended June 30, 2018.

For the six months ended June 30, 2018, other operating expenses increased 4.1% to $154.3 million from $148.3 million during the comparable period in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added $16.2 million to other operating expenses for the six months ended June 30, 2018; and an increase in professional fees, travel costs, and advertising expense partially offset by a decrease in the provision for loan losses at Stifel Bank and FDIC insurance.

Provision for income taxes – For the three and six months ended June 30, 2018, our provision for income taxes was $31.1 million and $61.9 million, representing an effective tax rate of 26.2% and 26.0%, respectively, compared to $30.4 million and $43.9 million for the comparable periods in 2017, representing an effective tax rate of 36.5% and 27.1%, respectively. The provision for income taxes for the three months and six ended June 30, 2018 was primarily impacted by the tax reform enacted in the fourth quarter of 2017 that, among other things, lowered the federal corporate income tax rate from 35% to 21%.

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

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$118,129	$120,344	(1.8)	23.8%	26.6%
Principal transactions	41,161	47,741	(13.8)	8.3	10.6
Brokerage revenues	159,290	168,085	(5.2)	32.1	37.2
Asset management and service fees	199,557	172,889	15.4	40.1	38.3
Investment banking	8,049	10,641	(24.4)	1.6	2.4
Interest	146,402	106,888	37.0	29.4	23.6
Other income	5,444	4,677	16.4	1.1	1.0
Total revenues	518,742	463,180	12.0	104.3	102.5
Interest expense	21,415	11,190	91.4	4.3	2.5
Net revenues	497,327	451,990	10.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	237,879	229,158	3.8	47.8	50.7
Occupancy and equipment rental	25,701	26,275	(2.2)	5.2	5.8
Communication and office supplies	17,909	13,957	28.3	3.6	3.1
Commissions and floor brokerage	4,250	4,947	(14.1)	0.9	1.1
Other operating expenses	23,693	24,416	(3.0)	4.7	5.4
Total non-interest expenses	309,432	298,753	3.6	62.2	66.1
Income before income taxes	$187,895	$153,237	22.6	37.8%	33.9%

	June 30,
	2018	2017
Branch offices (actual)	363	364
Financial advisors (actual)	2,161	2,158
Independent contractors (actual)	106	119

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$237,334	$240,921	(1.5)	24.1%	26.9%
Principal transactions	84,690	98,658	(14.2)	8.7	11.1
Brokerage revenues	322,024	339,579	(5.2)	32.8	38.0
Asset management and service fees	395,346	335,553	17.8	40.2	37.5
Investment banking	15,737	22,495	(30.0)	1.6	2.5
Interest	279,119	205,138	36.1	28.4	22.9
Other income	6,353	11,702	(45.7)	0.6	1.3
Total revenues	1,018,579	914,467	11.4	103.6	102.2
Interest expense	35,677	19,745	80.7	3.6	2.2
Net revenues	982,902	894,722	9.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	479,639	457,629	4.8	48.8	51.1
Occupancy and equipment rental	51,654	51,626	0.1	5.3	5.8
Communication and office supplies	31,722	28,237	12.3	3.2	3.2
Commissions and floor brokerage	8,913	9,879	(9.8)	0.9	1.1
Other operating expenses	46,308	52,062	(11.1)	4.7	5.8
Total non-interest expenses	618,236	599,433	3.1	62.9	67.0
Income before income taxes	$364,666	$295,289	23.5	37.1%	33.0%

NET REVENUES

For the three months ended June 30, 2018, Global Wealth Management net revenues increased 10.0% to a record $497.3 million from $452.0 million for the comparable period in 2017. For the six months ended June 30, 2018, Global Wealth Management net revenues increased 9.9% to $982.9 million from $894.7 million for the comparable period in 2017. The increase in net revenues over the comparable periods in 2017, is primarily attributable to growth in asset management and service fees; an increase in net interest income, partially offset by a decrease in brokerage revenues and investment banking revenues.

Commissions – For the three months ended June 30, 2018, commission revenues decreased 1.8% to $118.1 million from $120.3 million in the comparable period in 2017. For the six months ended June 30, 2018, commission revenues decreased 1.5% to $237.3 million from $240.9 million in the comparable period in 2017.

Principal transactions – For the three months ended June 30, 2018, principal transactions revenues decreased 13.8% to $41.2 million from $47.7 million in the comparable period in 2017. For the six months ended June 30, 2018, principal transactions revenues decreased 14.2% to $84.7 million from $98.7 million in the comparable period in 2017.

Brokerage revenues - For the three months ended June 30, 2018, brokerage revenues decreased 5.2% to $159.3 million from $168.1 million in the comparable period in 2017.  For the six months ended June 30, 2018, brokerage revenues decreased 5.2% to $322.0 million from $339.6 million in the comparable period in 2017. Brokerage revenues were impacted by continued migration of client activity from brokerage to asset management activities.

Asset management and service fees – For the three months ended June 30, 2018, asset management and service fees increased 15.4% to $199.6 million from $172.9 million in the comparable period in 2017. For the six months ended June 30, 2018, asset management and service fees increased 17.8% to $395.3 million from $335.6 million in the comparable period in 2017. The increase is primarily a result of continued migration to fee-based accounts and our continued expansion in the asset management business.

Fee-based account revenues, which are included within asset management and service fee revenues, are primarily billed based on asset values at the beginning of the period. The value of assets in fee-based accounts including Asset Management at June 30, 2018 increased 15.3% to $91.3 billion from $79.2 billion at June 30, 2017.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 24.4% to $8.0 million for the three months ended June 30, 2018 from $10.6 million during the comparable period in 2017. For the six months ended June 30, 2018, investment banking revenues decreased 30.0% to $15.7 million from $22.5 million during the comparable period in 2017. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2018, interest revenue increased 37.0% to $146.4 million from $106.9 million in the comparable period in 2017. For the six months ended June 30, 2018, interest revenue increased 36.1% to $279.1 million from $205.1 million during the comparable period in 2017. The increase is primarily due to a growth of interest-earning assets at Stifel Bank, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended June 30, 2018, other income increased 16.4% to $5.4 million from $4.7 million during the comparable period in 2017. For the six months ended June 30, 2018, other income decreased 45.7% to $6.4 million from $11.7 million during the comparable period in 2017.

Interest expense – For the three months ended June 30, 2018, interest expense increased 91.4% to $21.4 million from $11.2 million during the comparable period in 2017. For the six months ended June 30, 2018, interest expense increased 80.7% to $35.7 million from $19.7 million during the comparable period in 2017. The increase in interest expense is primarily attributable to an increase in borrowings to fund the increase in the client margin debit book and an increase in interest-earning liabilities at Stifel Bank from the comparable periods in 2017.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$35,431	$174	1.96%	$129,095	$320	0.99%
State and political subdivisions:
Non-taxable (1)	73,607	365	1.98	75,199	677	3.60
Mortgage-backed securities	1,684,695	9,039	2.15	1,956,075	10,578	2.16
Corporate bonds	1,273,213	8,709	2.74	929,105	5,268	2.27
Asset-backed securities	4,692,665	45,422	3.87	3,665,147	29,862	3.26
Federal Home Loan Bank ("FHLB") and other capital stock	64,545	715	4.43	67,472	191	1.13
Loans (2)
Securities-based loans	1,835,368	17,183	3.74	1,742,164	12,378	2.84
Commercial and industrial	2,641,214	28,757	4.36	1,960,889	18,451	3.76
Residential real estate	2,703,436	18,785	2.78	2,264,946	15,039	2.66
Commercial real estate	103,829	1,124	4.33	74,928	684	3.65
Consumer	24,573	261	4.25	43,108	435	4.04
Home equity lines of credit	18,134	209	4.61	14,973	137	3.66
Construction and land	16,952	203	4.79	16,223	154	3.80
Loans held for sale	189,627	1,867	3.94	177,146	1,451	3.28
Total interest-earning assets (3)	$15,357,289	$132,813	3.46%	$13,116,470	$95,625	2.92%
Cash and due from banks	13,431			16,905
Other non interest-earning assets	142,116			399,382
Total assets	$15,512,836			$13,532,757
Liabilities and stockholder's equity:
Deposits:
Money market	$12,508,628	$11,429	0.37%	$11,389,900	$1,845	0.06%
Demand deposits	358,923	1,000	1.11	189,495	26	0.05
Time deposits	541,329	2,780	2.05	3,106	16	2.06
Savings	32,461	134	1.65	4	—	—
FHLB advances	844,643	3,095	1.47	922,868	2,797	1.21
Other borrowings	16,105	175	4.35	16,236	146	3.60
Total interest-bearing liabilities (3)	14,302,089	18,613	0.52%	12,521,609	4,830	0.15%
Non-interest-bearing liabilities	37,405			13,133
Other non-interest bearing liabilities	64,788			43,798
Total liabilities	14,404,282			12,578,540
Stockholder's equity	1,108,554			954,217
Total liabilities and stockholder's equity	$15,512,836			$13,532,757
Net interest income/spread		$114,200	2.94%		$90,795	2.76%
Net interest margin			2.97%			2.77%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$30,983	$269	1.74%	$256,145	$1,094	0.85%
State and political subdivisions:
Non-taxable (1)	73,843	617	1.67	75,269	1,355	3.60
Mortgage-backed securities	1,715,234	18,643	2.17	1,983,582	21,605	2.18
Corporate bonds	1,283,360	16,831	2.62	898,900	10,126	2.25
Asset-backed securities	4,562,657	82,347	3.61	3,475,178	54,965	3.16
Federal Home Loan Bank ("FHLB") and other capital stock	66,316	1,269	3.83	59,390	656	2.21
Loans (2)
Securities-based loans	1,816,068	32,492	3.58	1,708,554	23,243	2.72
Commercial and industrial	2,557,541	55,492	4.34	1,837,414	35,288	3.84
Residential real estate	2,670,591	37,057	2.78	2,257,249	29,620	2.62
Commercial real estate	104,153	2,112	4.06	76,633	1,337	3.49
Consumer	24,468	499	4.08	43,654	961	4.40
Home equity lines of credit	15,699	353	4.50	15,037	264	3.51
Construction and land	14,767	324	4.39	14,737	270	3.66
Loans held for sale	194,821	3,695	3.79	175,167	2,506	2.86
Total interest-earning assets (3)	$15,130,501	$252,000	3.33%	$12,876,909	$183,290	2.85%
Cash and due from banks	12,614			14,030
Other non interest-earning assets	218,701			371,618
Total assets	$15,361,816			$13,262,557
Liabilities and stockholder's equity:
Deposits:
Money market	$12,691,518	$19,219	0.30%	$11,313,905	$3,572	0.06%
Demand deposits	299,381	1,195	0.80	190,530	50	0.05
Time deposits	277,359	2,839	2.05	3,369	32	1.90
Savings	28,990	220	1.52	4	—	—
FHLB advances	873,630	6,347	1.45	762,271	4,516	1.18
Other borrowings	16,079	353	4.39	16,279	306	3.76
Total interest-bearing liabilities (3)	14,186,957	30,173	0.43%	12,286,358	8,476	0.14%
Non-interest-bearing liabilities	34,763			12,816
Other non-interest bearing liabilities	43,007			24,750
Total liabilities	14,264,727			12,323,924
Stockholder's equity	1,097,089			938,633
Total liabilities and stockholder's equity	$15,361,816			$13,262,557
Net interest income/spread		$221,827	2.90%		$174,814	2.71%
Net interest margin			2.93%			2.71%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2018 compared to the three and six month periods ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017			Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(1,131)	$985	$(146)	$(2,455)	$1,630	$(825)
State and political - non-taxable	(13)	(299)	(312)	(25)	(713)	(738)
Mortgage-backed securities	(1,457)	(82)	(1,539)	(2,917)	(45)	(2,962)
Corporate bonds	2,210	1,231	3,441	4,845	1,860	6,705
Asset-backed securities	9,314	6,246	15,560	18,873	8,509	27,382
FHLB and other capital stock	(8)	532	524	84	529	613
Loans
Securities-based loans	693	4,112	4,805	1,539	7,710	9,249
Commercial and industrial	7,093	3,213	10,306	15,179	5,025	20,204
Residential real estate	3,020	726	3,746	5,661	1,776	7,437
Commercial real estate	296	144	440	533	242	775
Consumer	(198)	24	(174)	(395)	(67)	(462)
Home equity lines of credit	33	39	72	12	77	89
Construction and land	7	42	49	—	54	54
Loans held for sale	109	307	416	305	884	1,189
	$19,968	$17,220	$37,188	$41,239	$27,471	$68,710
Interest expense:
Deposits:
Money market	$199	$9,385	$9,584	$486	$15,161	$15,647
Demand deposits	44	930	974	45	1,100	1,145
Time deposits	2,764	—	2,764	2,805	2	2,807
Savings	115	19	134	159	61	220
FHLB advances	(204)	502	298	718	1,113	1,831
Other borrowings	(1)	30	29	(4)	51	47
	$2,917	$10,866	$13,783	$4,209	$17,488	$21,697

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

For the three months ended June 30, 2018, interest revenue of $132.8 million was generated from average interest-earning assets of $15.4 billion at an average interest rate of 3.46%. Interest revenue of $95.6 million for the comparable period in 2017 was generated from average interest-earning assets of $13.1 billion at an average interest rate of 2.92%.

For the six months ended June 30, 2018, interest revenue of $252.0 million was generated from average interest-earning assets of $15.1 billion at an average interest rate of 3.33%. Interest revenue of $183.3 million for the comparable period in 2017 was generated from average interest-earning assets of $12.9 billion at an average interest rate of 2.85%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2018 was $14.3 billion at an average interest rate of 0.52%. The average balance of interest-bearing liabilities for the comparable period in 2017 was $12.5 billion at an average interest rate of 0.15%. The average balance of interest-bearing liabilities during the six months ended June 30, 2018 was $14.2 billion at an average interest rate of 0.43%. The average balance of interest-bearing liabilities for the comparable period in 2017 was $12.3 billion at an average interest rate of 0.14%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2018, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $13.6 billion compared to $12.1 billion at June 30, 2017.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2018, Global Wealth Management non-interest expenses increased 3.6% to $309.4 million from $298.8 million for the comparable period in 2017. For the six months ended June 30, 2018, Global Wealth Management non-interest expenses increased 3.1% to $618.2 million from $599.4 million for the comparable period in 2017.

Compensation and benefits – For the three months ended June 30, 2018, compensation and benefits expense increased 3.8% to $237.9 million from $229.2 million during the comparable period in 2017. For the six months ended June 30, 2018, compensation and benefits expense increased 4.8% to $479.6 million from $457.6 million during the comparable period in 2017. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 47.8% and 48.8% for the three and six months ended June 30, 2018, respectively, compared to 50.7% and 51.1% for the comparable periods in 2017, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2018, occupancy and equipment rental expense decreased 2.2% to $25.7 million from $26.3 million during the comparable period in 2017. The decrease is primarily attributable to lower occupancy costs. For the six months ended June 30, 2018, occupancy and equipment rental expense increased 0.1% to $51.7 million from $51.6 million during the comparable period in 2017.

Communications and office supplies – For the three months ended June 30, 2018, communications and office supplies expense increased 28.3% to $17.9 million from $14.0 million during the comparable period in 2017. For the six months ended June 30, 2018, communications and office supplies expense increased 12.3% to $31.7 million from $28.2 million during the comparable period in 2017. The increase is primarily attributable to higher communication and quote expenses over the comparable periods in 2017.

Commissions and floor brokerage – For the three months ended June 30, 2018, commissions and floor brokerage expense decreased 14.1% to $4.3 million from $4.9 million during the comparable period in 2017. For the six months ended June 30, 2018, commissions and floor brokerage expense decreased 9.8% to $8.9 million from $9.9 million during the comparable period in 2017. The decrease is consistent with the decrease in commission revenues.

Other operating expenses – For the three months ended June 30, 2018, other operating expenses decreased 3.0% to $23.7 million from $24.4 million during the comparable period in 2017. For the six months ended June 30, 2018, other operating expenses decreased 11.1% to $46.3 million from $52.1 million during the comparable period in 2017. The decrease in other operating expenses from the comparable periods in 2017 is primarily attributable to a decrease in the provision for loan losses, insurance expense, and subscription expense, partially offset by higher travel expenses, advertising costs, and professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2018, income before income taxes increased 22.6% to a $187.9 million from $153.2 million during the comparable period in 2017. For the six months ended June 30, 2018, income before income taxes increased 23.5% to a record $364.7 million from $295.3 million during the comparable period in 2017.

Profit margins (income before income taxes as a percent of net revenues) have increased to 37.8% and 37.1% for the three and six months ended June 30, 2018 from 33.9% and 33.0% during the comparable periods in 2017. The increase in profit margins from the comparable periods in 2017 is primarily due to the growth of our higher margin businesses.

Results of Operations – Institutional Group

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$48,773	$51,920	(6.1)	19.3%	18.8%
Principal transactions	47,823	47,962	(0.3)	18.9	17.4
Brokerage revenues	96,596	99,882	(3.3)	38.2	36.2
Capital raising	66,112	92,159	(28.3)	26.1	33.4
Advisory fees	86,922	82,461	5.4	34.4	29.8
Investment banking	153,034	174,620	(12.4)	60.5	63.2
Interest	4,438	3,901	13.8	1.8	1.4
Other income	3,431	1,580	117.2	1.3	0.6
Total revenues	257,499	279,983	(8.0)	101.8	101.4
Interest expense	4,674	3,830	22.0	1.8	1.4
Net revenues	252,825	276,153	(8.4)	100.0	100.0
Non-interest expenses:
Compensation and benefits	149,984	164,532	(8.8)	59.3	59.6
Occupancy and equipment rental	12,279	11,700	4.9	4.9	4.2
Communication and office supplies	18,911	15,515	21.9	7.5	5.6
Commissions and floor brokerage	5,845	6,285	(7.0)	2.3	2.3
Other operating expenses	29,782	25,229	18.0	11.8	9.1
Total non-interest expenses	216,801	223,261	(2.9)	85.8	80.8
Income before income taxes	$36,024	$52,892	(31.9)	14.2%	19.2%

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$95,343	$106,617	(10.6)	18.2%	20.8%
Principal transactions	102,076	113,902	(10.4)	19.5	22.2
Brokerage revenues	197,419	220,519	(10.5)	37.7	43.0
Capital raising	137,113	154,221	(11.1)	26.2	30.0
Advisory fees	184,595	135,397	36.3	35.3	26.4
Investment banking	321,708	289,618	11.1	61.5	56.4
Interest	8,697	7,545	15.3	1.7	1.5
Other income	4,106	3,427	19.8	0.8	0.6
Total revenues	531,930	521,109	2.1	101.7	101.5
Interest expense	9,027	7,489	20.5	1.7	1.5
Net revenues	522,903	513,620	1.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	309,328	308,172	0.4	59.2	60.0
Occupancy and equipment rental	23,506	23,644	(0.6)	4.5	4.6
Communication and office supplies	35,503	30,910	14.9	6.8	6.0
Commissions and floor brokerage	10,548	12,076	(12.7)	2.0	2.4
Other operating expenses	63,424	46,054	37.7	12.1	8.9
Total non-interest expenses	442,309	420,856	5.1	84.6	81.9
Income before income taxes	$80,594	$92,764	(13.1)	15.4%	18.1%

NET REVENUES

For the three months ended June 30, 2018, Institutional Group net revenues decreased 8.4% to $252.8 million from $276.2 million for the comparable period in 2017.  For the six months ended June 30, 2018, Institutional Group net revenues increased 1.8% to $522.9 million from $513.6 million during the comparable period in 2017.

The decrease in net revenues for the three months ended June 30, 2018 over the comparable period in 2017 was primarily attributable to a decrease in capital raising and equity brokerage revenues.

The increase in net revenues for the six months ended June 30, 2018 over the comparable period in 2017 was primarily attributable to an increase in advisory fees, partially offset by a decrease in fixed income and equity brokerage revenues, and capital raising revenues.

Commissions – For the three months ended June 30, 2018, commission revenues decreased 6.1% to $48.8 million from $51.9 million in the comparable period in 2017. For the six months ended June 30, 2018, commission revenues decreased 10.6% to $95.3 million from $106.6 million in the comparable period in 2017.

Principal transactions – For the three months ended June 30, 2018, principal transactions revenues decreased 0.3% to $47.8 million from $48.0 million in the comparable period in 2017. For the six months ended June 30, 2018, principal transaction revenues decreased 10.4% to $102.1 million from $113.9 million in the comparable period in 2017.

Brokerage revenues – For the three months ended June 30, 2018, institutional brokerage revenues decreased 3.3% to $96.6 million from $99.9 million in the comparable period in 2017. For the six months ended June 30, 2018, institutional brokerage revenues decreased 10.5% to $197.4 million from $220.5 million in the comparable period in 2017.  Brokerage revenues were impacted by lower market volatility and continued migration from active to passive management strategies.

For the three months ended June 30, 2018, fixed income institutional brokerage revenues increased 4.7% to $51.3 million from $49.0 million in the comparable period in 2017. For the six months ended June 30, 2018, fixed income brokerage revenues decreased 10.2% to $104.1 million from $115.8 million in the comparable period in 2017. The decrease is primarily attributable to lower fixed income trading volumes from the comparable period in 2017.

For the three months ended June 30, 2018, equity institutional brokerage revenues decreased 11.0% to $45.3 million from $50.9 million during the comparable period in 2017. For the six months ended June 30, 2018, equity brokerage revenues decreased 10.8% to $93.4 million from $104.7 million during the comparable period in 2017. The decrease is primarily attributable to reduced market volatility and continued migration from active to passive management strategies.

Investment banking – For the three months ended June 30, 2018, investment banking revenues decreased 12.4% to $153.0 million from $174.6 million during the comparable period in 2017. The decrease is primarily attributable to lower capital raising revenues, partially offset by an increase in advisory fees over the comparable period in 2017. For the six months ended June 30, 2018, investment banking revenues increased 11.1% to $321.7 million from $289.6 million during the comparable period in 2017. The increase is primarily attributable to an increase in advisory fee revenues, offset by a decrease in capital raising revenues. Investment banking revenues were positively impacted by the adoption of the new revenue recognition standard in 2018 that requires gross presentation of certain costs that were previously offset against investment banking revenues.

For the three months ended June 30, 2018, capital raising revenues decreased 28.3% to $66.1 million from $92.2 million in the comparable period in 2017. For the six months ended June 30, 2018, capital raising revenues decreased 11.1% to $137.1 million from $154.2 million in the comparable period in 2017.

For the three months ended June 30, 2018, equity capital raising revenues decreased 3.5% to $44.1 million from $45.7 million during the comparable period in 2017. The decrease is primarily attributable to lower transactions from the comparable period in 2017. For the six months ended June 30, 2018, equity capital raising revenues increased 18.6% to $96.8 million from $81.6 million during the comparable period in 2017. The increase was primarily attributable to the adoption of the new revenue recognition standard in 2018 and an increase in the average fees per deal over the comparable period in 2017.

For the three months ended June 30, 2018, fixed income capital raising revenues decreased 52.6% to $22.0 million from $46.5 million during the comparable period in 2017. For the six months ended June 30, 2018, fixed income capital raising revenues decreased 44.4% to $40.3 million from $72.6 million during the comparable period in 2017. The decrease is primarily attributable to a decrease in the municipal bond origination business.

For the three months ended June 30, 2018, advisory fee revenues increased 5.4% to $86.9 million from $82.5 million in the comparable period in 2017. For the six months ended June 30, 2018, advisory fees increased 36.3% to $184.6 million from $135.4 million in the comparable period in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2017, including growth in our fund placement business.

Interest – For the three months ended June 30, 2018, interest increased 13.8% to $4.4 million from $3.9 million in the comparable period in 2017. For the six months ended June 30, 2018, interest increased 15.3% to $8.7 million from $7.5 million during the comparable period in 2017.

Other income – For the three months ended June 30, 2018, other income increased 117.2% to $3.4 million from $1.6 million in the comparable period in 2017. For the six months ended June 30, 2018, other income increased 19.8% to $4.1 million from $3.4 million during the comparable period in 2017.

Interest expense – For the three months ended June 30, 2018, interest expense increased 22.0% to $4.7 million from $3.8 million in the comparable period in 2017. For the six months ended June 30, 2018, interest expense increased 20.5% to $9.0 million from $7.5 million in the comparable period in 2017.

NON-INTEREST EXPENSES

For the three months ended June 30, 2018, Institutional Group non-interest expenses decreased 2.9% to $216.8 million from $223.3 million for the comparable period in 2017. For the six months ended June 30, 2018, Institutional Group non-interest expenses increased 5.1% to $442.3 million from $420.9 million during the comparable period in 2017.

Compensation and benefits – For the three months ended June 30, 2018, compensation and benefits expense decreased 8.8% to $150.0 million from $164.5 million during the comparable period in 2017. For the six months ended June 30, 2018, compensation and benefits expense increased 0.4% to $309.3 million from $308.2 million during the comparable period in 2017.

Compensation and benefits expense as a percentage of net revenues was 59.3% and 59.2% for the three and six months ended June 30, 2018, respectively, compared to 59.6% and 60.0% for comparable periods in 2017, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2018, occupancy and equipment rental expense increased 4.9% to $12.3 million from $11.7 million during the comparable period in 2017. The increase is primarily attributable to an increase in occupancy cost. For the six months ended June 30, 2018, occupancy and equipment rental expense decreased 0.6% to $23.5 million from $23.6 million during the comparable period in 2017.

Communications and office supplies – For the three months ended June 30, 2018, communications and office supplies expense increased 21.9% to $18.9 million from $15.5 million during the comparable period in 2017. The increase is primarily attributable to an increase in communication and quote equipment expense. For the six months ended June 30, 2018, communications and office supplies expense increased 14.9% to $35.5 million from $30.9 million during the comparable period in 2017. The increase is primarily attributable to an increase in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended June 30, 2018, commissions and floor brokerage expense decreased 7.0% to $5.8 million from $6.3 million during the comparable period in 2017. For the six months ended June 30, 2018, commissions and floor brokerage expense decreased 12.7% to $10.5 million from $12.1 million during the comparable period in 2017. The decrease is primarily attributable to lower electronic execution pricing.

Other operating expenses – For the three months ended June 30, 2018, other operating expenses increased 18.0% to $29.8 million from $25.2 million during the comparable period in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added approximately $7.6 million to other operating expenses for the three months ended June 30, 2018.

For the six months ended June 30, 2018, other operating expenses increased 37.7% to $63.4 million from $46.1 million during the comparable period in 2017. The increase for the six months ended June 30, 2018 over the comparable period in 2017 is primarily due to the previously disclosed adoption of the new revenue recognition standard that added approximately $16.2 million to other operating expenses and an increase in travel costs.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2018, income before income taxes for the Institutional Group segment decreased 31.9% to $36.0 million from $52.9 million during the comparable period in 2017. For the six months ended June 30, 2018, income before income taxes for the Institutional Group segment decreased 13.1% to $80.6 million from $92.8 million during the comparable period in 2017.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 14.2% for the three months ended June 30, 2018 from 19.2% during the comparable period in 2017 as a result of lower revenues in the second quarter of 2018.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 15.4% for six months ended June 30, 2018 from 18.1% during the comparable period in 2017 as a result of an increase in expenses, offset by higher revenues.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2018 Compared with Three and Six Months Ended June 30, 2017

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Net revenues	$(7,420)	$(2,496)	(197.3)	$(12,715)	$(7,164)	(77.5)
Non-interest expenses:
Compensation and benefits	54,307	60,186	(9.8)	111,096	124,462	(10.7)
Other operating expenses	43,845	60,249	(27.2)	83,548	94,210	(11.3)
Total non-interest expenses	98,152	120,435	(18.5)	194,644	218,672	(11.0)
Loss before income taxes	$(105,572)	$(122,931)	(14.1)%	$(207,359)	$(225,836)	(8.2)%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$4,075	$7,971	(48.9)	$7,814	$22,312	(65.0)
Other operating expenses	14,892	26,849	(44.5)	20,915	32,174	(35.0)
Total non-interest expenses	$18,967	$34,820	(45.5)%	$28,729	$54,486	(47.3)%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$50,232	$52,215	(3.8)	$103,282	$102,150	1.1
Other operating expenses	28,953	33,400	(13.3)	62,633	62,036	1.0
Total non-interest expenses	$79,185	$85,615	(7.5)%	$165,915	$164,186	1.1%

Non-interest expenses for the three months ended June 30, 2018 decreased 7.5% from the comparable period in 2017. The decrease consisted of a 3.8% decrease in compensation and benefits and a 13.3% decrease in other operating expenses. Non-interest expenses for the six months ended June 30, 2018 increased 1.1% from the comparable period in 2017. The increase consisted of a 1.1% increase in compensation and benefits and a 1.0% increase in other operating expenses.
Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2018, our total assets increased 5.7% to $22.6 billion from $21.4 billion at December 31, 2017. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2018, our liabilities were comprised primarily of deposits of $13.9 billion at Stifel Bank, senior notes, net of debt issuance costs, of $1.0 billion, Federal Home Loan Bank advances of $760.0 million, payables to customers of $720.5 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $360.8 million, accrued employee compensation of $330.5 million, borrowings of $243.0 million, and trust preferred securities of $67.5 million. To meet our obligations to clients and operating needs, we had $472.2 million in cash and cash equivalents and $7.6 billion in loans (including loans held for sale) at Stifel Bank at June 30, 2018. We also had highly liquid assets consisting of held-to-maturity securities of $4.5 billion, available-for-sale securities of $3.5 billion, client brokerage receivables of $1.4 billion, and financial instruments of $1.3 billion.

Cash Flow

Cash, cash equivalents, and restricted cash decreased $202.1 million to $585.0 million at June 30, 2018, from $787.1 million at December 31, 2017. Operating activities used $214.8 million of cash primarily due to an increase in operating assets during the six months ended June 30, 2018. Investing activities used cash of $1.0 billion due to the growth of our investment portfolio, growth of the loan portfolio, business acquisitions, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $1.0 billion principally due to an increase in bank deposits, securities loaned, and securities sold under agreements to repurchase, partially offset by repurchases of our common stock, tax payments related to shares withheld for our stock-based compensation plans, and dividends paid on our common and preferred stock.

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

As of June 30, 2018, we had $22.6 billion in assets, $11.1 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2018	December 31, 2017	Average Conversion
Cash and cash equivalents	$472,237	$696,283
Receivables from brokers, dealers, and clearing organizations	672,160	459,107	5 days
Securities purchased under agreements to resell	566,041	512,220	1 day
Financial instruments owned at fair value	1,276,944	1,142,831	3 days
Available-for-sale securities at fair value	3,475,436	3,773,508	4 days
Held-to-maturity securities at amortized cost	4,519,985	3,698,098	3 days
Investments	73,797	85,613	10 days
Total cash and assets readily convertible to cash	$11,056,600	$10,367,660

As of June 30, 2018 and December 31, 2017, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2018		December 31, 2017
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$83,869	$—	$44,883	$—
Financial instruments owned at fair value	514,334	802,551	233,704	529,425
Available-for-sale securities at fair value	—	4,340,456	—	4,259,700
	$598,203	$5,143,007	$278,587	$4,789,125

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2018, the maximum number of shares that may yet be purchased under this plan was 6.3 million.

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

At June 30, 2018, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2018, available cash and highly liquid investments comprised approximately 16% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $472.2 million of cash and cash equivalents at June 30, 2018, compared to $696.3 million at December 31, 2017. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.5 billion in available-for-sale investment securities at June 30, 2018, compared to $3.8 billion at December 31, 2017. As of June 30, 2018, the weighted-average life of the investment securities portfolio was approximately 1.7 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2018, we had $13.9 billion in deposits compared to $13.4 billion at December 31, 2017. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, securities lending arrangements, advances from the Federal Home Loan Bank, term loans, and committed bank line financing on an unsecured basis. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We also have unsecured, committed bank lines available.

Our uncommitted secured lines of credit at June 30, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the six months ended June 30, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2018, our uncommitted secured lines of credit of $243.0 million were collateralized by company-owned securities valued at $285.2 million.

The Federal Home Loan advances of $760.0 million as of June 30, 2018 are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2018 on these advances is 1.47% and 1.45%, respectively. The advances are secured by Stifel Bank’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bank has the option to prepay these advances without penalty on the interest reset date.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

In June 2018, Stifel, our broker-dealer subsidiary, entered into a 364-day, Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2019 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest.

Under the Stifel Credit Facility, Stifel is required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and to maintain compliance with a minimum regulatory excess net capital covenant, as defined.

The Stifel Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2018, there were no advances on the Stifel Credit Facility and we were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $4.0 billion at June 30, 2018 and a $25.0 million federal funds agreement, for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2018, outstanding FHLB advances were $760.0 million. Stifel Bank is eligible to participate in the Fed’s discount window program; however, Stifel Bank does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bank has borrowing capacity of $2.3 billion with the Fed’s discount window at June 30, 2018. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $13.6 billion at June 30, 2018.

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

On May 10, 2018, the Company entered into a definitive agreement with Business Bancshares, Inc. to acquire Business Bancshares, Inc. and its wholly owned subsidiary, The Business Bank of St. Louis, which operates a full-service banking facility from a single location. Business Bancshares, Inc. has, on a consolidated basis with its subsidiaries, approximately $620 million in total assets, $516 million of loans, $536 million of total deposits, and $70 million of tangible equity. The Company will issue shares of its common stock as consideration for the deal. The acquisition is expected to close in the third quarter of 2018.

We have paid $37.2 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2018. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2018, and the years ended December 31, 2019, 2020, 2021, 2022, and thereafter are $44.5 million, $74.4 million, $58.4 million, $47.9 million, $42.2 million, and $95.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. In response to the Tax Legislation that was enacted in December 2017, the Company offered certain employees the opportunity to participate in the conversion of certain restricted stock units into restricted stock pursuant to a Modification Award Agreement. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At June 30, 2018, the total number of stock units and restricted stock awards outstanding was 16.4 million, of which 12.8 million were unvested. At June 30, 2018, the total number of performance-based restricted stock units was 0.6 million, of which all were unvested. At June 30, 2018, there was unrecognized compensation cost for stock units of approximately $299.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining six months in 2018, and the years ended December 31, 2019, 2020, 2021, 2022, and thereafter are $35.7 million, $67.5 million, $65.7 million, $53.3 million, $41.0 million, and $36.5 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2018, Stifel had net capital of $302.1 million, which was 17.4% of aggregate debit items and $267.4 million in excess of its minimum required net capital. At June 30, 2018, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2018, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2018, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the six months ending June 30, 2018 of $3.2 million, and anticipate cumulative future cash savings of $55.5 million as of result of the tax amortization of goodwill.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2018, and the daily VaR at June 30, 2018 and December 31, 2017 (in thousands):

	Six Months Ended June 30, 2018			VAR Calculation at
	High	Low	Daily Average	June 30, 2018	December 31, 2017
Daily VaR	$7,281	$2,507	$4,662	$2,757	$5,636

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

The following table illustrates the estimated change in net interest margin at June 30, 2018, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	8.5%
+100	4.0
0	—
-100	(6.3)
-200	(25.6)

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at June 30, 2018 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$5,086,666	$199,078	$1,773,489	$589,257
Securities	5,487,926	167,054	1,234,910	1,195,641
Interest-bearing cash	32,441	—	—	—
	$10,607,033	$366,132	$3,008,399	$1,784,898
Interest-bearing liabilities:
Transaction accounts and savings	$12,523,036	$—	$—	$—
Certificates of deposit	687,536	538,947	137,604	—
Borrowings	220,000	290,000	250,000	16,079
	$13,430,572	$828,947	$387,604	$16,079
GAP	(2,823,539)	(462,815)	2,620,795	1,768,819
Cumulative GAP	$(2,823,539)	$(3,286,354)	$(665,559)	$1,103,260

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion, and the fair value of the collateral that had been sold or repledged was $514.3 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2018 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2018. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

April 1 - 30, 2018	351,030	$57.33	351,030	6,731,432
May 1 - 31, 2018	41,499	57.33	41,499	6,689,933
June 1 - 30, 2018	372,307	55.18	372,307	6,317,626
	764,836	$56.28	764,836

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2018, the maximum number of shares that may yet be purchased under this plan was 6.3 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

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

Date:  August 7, 2018