Form 10-Q
period 2018-09-30
STIFEL FINANCIAL CORP
filed 2018-11-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on November 1, 2018, was 72,011,806.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$694,302	$696,283
Cash segregated for regulatory purposes	21,585	90,802
Receivables:
Brokerage clients, net	1,466,664	1,384,096
Brokers, dealers, and clearing organizations	646,120	459,107
Securities purchased under agreements to resell	622,361	512,220
Financial instruments owned, at fair value	1,162,732	1,143,684
Available-for-sale securities, at fair value	3,349,607	3,773,508
Held-to-maturity securities, at amortized cost	4,565,453	3,698,098
Loans held for sale, at lower of cost or market	262,063	226,068
Bank loans, net	8,253,989	6,947,759
Investments, at fair value	79,170	111,379
Fixed assets, net	297,846	155,120
Goodwill	1,025,714	968,834
Intangible assets, net	118,923	109,627
Loans and advances to financial advisors and other employees, net	383,477	378,124
Deferred tax assets, net	116,880	105,152
Other assets	693,162	624,092
Total Assets	$23,760,048	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	September 30, 2018	December 31, 2017
(in thousands, except share and per share amounts)	(Unaudited)
Liabilities and Shareholders’ Equity
Payables:
Brokerage clients	$627,745	$828,206
Brokers, dealers, and clearing organizations	928,132	276,302
Drafts	91,639	107,043
Securities sold under agreements to repurchase	495,484	233,704
Bank deposits	14,502,952	13,411,935
Financial instruments sold, but not yet purchased, at fair value	911,374	778,863
Accrued compensation	379,453	493,973
Accounts payable and accrued expenses	374,456	308,911
Federal Home Loan Bank advances	1,064,000	745,000
Borrowings	140,030	256,000
Senior notes	1,015,714	1,014,940
Debentures to Stifel Financial Capital Trusts	67,500	67,500
Total liabilities	20,598,479	18,522,377
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; 6,000 shares issued	150,000	150,000
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 74,441,001 and 71,636,986 shares, respectively	11,166	10,746
Additional paid-in-capital	1,873,232	1,733,348
Retained earnings	1,265,536	1,033,526
Accumulated other comprehensive loss	(59,389)	(26,736)
	3,240,545	2,900,884
Treasury stock, at cost, 1,435,882 and 772,302 shares, respectively	(78,976)	(39,308)
Total Shareholders’ Equity	3,161,569	2,861,576
Total Liabilities and Shareholders’ Equity	$23,760,048	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Commissions	$158,016	$162,612	$490,693	$510,150
Principal transactions	83,152	87,010	269,918	299,570
Investment banking	169,012	181,904	506,437	494,017
Asset management and service fees	200,743	179,848	596,112	515,501
Interest	169,760	117,862	461,915	327,766
Other income	6,127	9,558	18,557	25,508
Total revenues	786,810	738,794	2,343,632	2,172,512
Interest expense	48,468	17,625	112,200	50,165
Net revenues	738,342	721,169	2,231,432	2,122,347
Non-interest expenses:
Compensation and benefits	422,324	448,410	1,322,387	1,338,673
Occupancy and equipment rental	54,035	57,427	165,226	167,864
Communications and office supplies	33,330	34,650	103,468	102,686
Commissions and floor brokerage	11,338	11,232	30,798	33,187
Other operating expenses	76,785	61,311	231,122	209,581
Total non-interest expenses	597,812	613,030	1,853,001	1,851,991
Income from operations before income tax expense	140,530	108,139	378,431	270,356
Provision for income taxes	36,672	41,603	98,525	85,497
Net income	103,858	66,536	279,906	184,859
Preferred dividends	2,343	2,343	7,031	7,031
Net income available to common shareholders	$101,515	$64,193	$272,875	$177,828

Earnings per common share:
Basic	$1.41	$0.94	$3.80	$2.60
Diluted	$1.25	$0.79	$3.35	$2.21
Weighted-average number of common shares outstanding:
Basic	71,919	68,522	71,824	68,488
Diluted	81,484	80,881	81,425	80,562

Cash dividends declared per common share	$0.12	$0.10	$0.36	$0.10

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$103,858	$66,536	$279,906	$184,859
Other comprehensive income/(loss), net of tax: (1) (4)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(3,138)	4,736	(28,065)	12,283
Amortization of losses of securities transferred to held-to-maturity from available-for-sale	—	439	—	1,348
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	(1,523)	183	1,895	698
Foreign currency translation adjustment	(1,336)	2,644	(3,434)	7,178
Total other comprehensive income/(loss), net of tax	(5,997)	8,002	(29,604)	21,507
Comprehensive income	$97,861	$74,538	$250,302	$206,366

(1)

Net of tax benefit of $2.1 million and tax expense of $5.0 million for the three months ended September 30, 2018 and 2017, respectively. Net of tax benefit of $10.4 million and tax expense of $13.5 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	There were no reclassifications to earnings during the three and nine months ended September 30, 2018 and 2017, respectively.
(3)

Amounts are net of reclassifications to earnings of gains of $1.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively. Amounts are net of reclassifications to earnings of gains of $3.3 million and losses of $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

(4)

The adoption of ASU 2018-02 on January 1, 2018 resulted in a reclassification of $3.0 million to retained earnings related to cash flow hedges and investment portfolio risk. The reclassification is reflected in the activity for the nine months ended September 30, 2018. See Note 2 for further details.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$279,906	$184,859
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	20,503	26,976
Amortization of loans and advances to financial advisors and other employees	61,783	69,393
Amortization of premium on investment portfolio	18,714	11,248
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	13,980	19,025
Amortization of intangible assets	8,741	9,092
Deferred income taxes	718	14,875
Stock-based compensation	75,382	81,613
(Gains)/losses on sale of investments	10,442	(2,888)
Other, net	(86,576)	2,377
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(82,568)	125,905
Brokers, dealers, and clearing organizations	(187,013)	689,648
Securities purchased under agreements to resell	(110,141)	(209,747)
Financial instruments owned, including those pledged	(19,048)	(139,205)
Loans originated as held for sale	(1,099,187)	(1,152,654)
Proceeds from mortgages held for sale	1,051,789	1,194,709
Loans and advances to financial advisors and other employees	(67,872)	(46,699)
Other assets	31,543	(77,373)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(200,461)	(94,594)
Brokers, dealers, and clearing organizations	180,463	63,554
Drafts	(15,404)	(17,089)
Financial instruments sold, but not yet purchased	132,511	50,291
Other liabilities and accrued expenses	(66,290)	91,896
Net cash provided by/(used in) operating activities	$(48,085)	$895,212

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$763,982	$850,102
Calls and principal paydowns of held-to-maturity securities	443,295	193,140
Sale or maturity of investments	24,345	25,394
Increase in bank loans, net	(810,798)	(1,202,124)
Payments for:
Purchase of available-for-sale securities	(331,657)	(1,350,033)
Purchase of held-to-maturity securities	(1,313,587)	(712,450)
Purchase of investments	(7,578)	(1,592)
Purchase of fixed assets	(18,271)	(21,153)
Acquisitions, net of cash received	599	(6,743)
Net cash used in investing activities	(1,249,670)	(2,225,459)
Cash Flows From Financing Activities:
Repayments of borrowings, net	(257,197)	(299,000)
Proceeds from Federal Home Loan Bank advances, net	309,050	290,000
Payment of contingent consideration	(11,909)	(13,328)
Increase/(decrease) in securities sold under agreements to repurchase	261,780	(113,150)
Increase in bank deposits, net	590,000	1,356,478
Increase/(decrease) in securities loaned	471,367	(166,901)
Tax payments related to shares withheld for stock-based compensation plans	(39,815)	(76,242)
Proceeds from stock option exercises	2,278	—
Repurchase of common stock	(62,514)	(12,998)
Cash dividends on preferred stock	(7,031)	(7,031)
Cash dividends paid to common stock and equity-award holders	(26,023)	(6,835)
Net cash provided by financing activities	1,229,986	950,993
Effect of exchange rate changes on cash	(3,429)	7,178
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(71,198)	(372,076)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	787,085	986,167
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$715,887	$614,091
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$27,280	$18,591
Cash paid for interest	111,832	49,901
Noncash financing activities:
Unit grants, net of forfeitures	119,051	55,941
Issuance of common stock for acquisitions	110,671	9,352

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$694,302	$696,283	$588,916
Cash segregated for regulatory purposes	21,585	90,802	25,175
Total cash, cash equivalents, and cash segregated for regulatory purposes	$715,887	$787,085	$614,091

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

On August 31, 2018, the Company completed the acquisition of Business Bancshares, Inc. (“BBI”) and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. Upon the closing of the transaction, the Business Bank of St. Louis was renamed “Stifel Bank” and Business Bancshares, Inc. was renamed “Stifel Bancorp, Inc.” Stifel Bancorp, Inc. (“Stifel Bancorp”) is the holding company for Stifel Bank & Trust, Stifel Bank, and their wholly owned subsidiaries. We issued approximately 2.0 million shares for acquisition of BBI. See Note 8 in the notes to consolidated financial statements for more details.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Ziegler and Stifel Bancorp have been included in our results prospectively from the date of acquisition.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe, Bruyette & Woods, Inc., and Stifel Bancorp. All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The accounting update is effective for fiscal years beginning after December 15, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated statement of cash flows. Upon adoption of the accounting update, we recorded a decrease of $48.1 million in net cash provided by operating activities for the nine months ended September 30, 2017 related to reclassifying the changes in our cash segregated for regulatory purposes and restricted cash balance from operating activities to the cash and cash equivalent balances within the consolidated statements of cash flows.

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

With the adoption of the new revenue recognition standard on January 1, 2018, capital raising and advisory fee revenues are no longer presented net of the related out-of-pocket deal expenses. As a result, capital raising and advisory fee revenues and other operating expenses are higher in the first nine months of 2018 by an identical $25.9 million, with no impact to net income.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2018 and December 31, 2017, included (in thousands):

	September 30, 2018	December 31, 2017
Receivables from clearing organizations	$440,154	$270,285
Deposits paid for securities borrowed	170,165	132,776
Securities failed to deliver	35,801	56,046
	$646,120	$459,107

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2018 and December 31, 2017, included (in thousands):

	September 30, 2018	December 31, 2017
Deposits received from securities loaned	$691,150	$219,782
Payable to clearing organizations	201,510	27,223
Securities failed to receive	35,472	29,297
	$928,132	$276,302

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	September 30, 2018
	Fair value of investments	Unfunded commitments
Money market funds	$18,696	$—
Mutual funds	10,506	—
Private equity funds	3,394	1,535
Partnership interests	4,405	1,324
Total	$37,001	$2,859

	December 31, 2017
	Fair value of investments	Unfunded commitments
Money market funds	$77,441	$—
Mutual funds	11,748	—
Private equity funds	7,677	1,825
Partnership interests	5,124	1,330
Total	$101,990	$3,155

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, are presented below (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$36,214	$36,214	$—	$—
U.S. government agency securities	167,886	—	167,886	—
Mortgage-backed securities:
Agency	380,044	—	380,044	—
Non-agency	23,747	—	23,746	1
Asset-backed securities	29,806	—	29,451	355
Corporate securities:
Fixed income securities	290,627	262	290,365	—
Equity securities	69,205	68,892	212	101
Sovereign debt	15,996	—	15,996	—
State and municipal securities	149,207	—	149,207	—
Total financial instruments owned	1,162,732	105,368	1,056,907	457
Available-for-sale securities:
U.S. government agency securities	5,165	516	4,649	—
State and municipal securities	68,876	—	68,876	—
Mortgage-backed securities:
Agency	250,808	—	250,808	—
Commercial	68,823	—	68,823	—
Non-agency	1,269	—	1,269	—
Corporate fixed income securities	1,177,315	—	1,177,315	—
Asset-backed securities	1,777,351	—	1,777,351	—
Total available-for-sale securities	3,349,607	516	3,349,091	—
Investments:
Corporate equity securities	42,495	42,495	—	—
Auction rate securities:
Equity securities	16,525	—	—	16,525
Municipal securities	799	—	—	799
Other	1,046	—	189	857
Investments in funds measured at NAV	18,305
Total investments	79,170	42,495	189	18,181
Cash equivalents measured at NAV	18,696
Derivative contracts (1)	11,117		11,117
	$4,621,322	$148,379	$4,417,304	$18,638

(1)	Included in other assets in the consolidated statements of financial condition.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$512,275	$512,275	$—	$—
Mortgage-backed securities:
Agency	95,312	—	95,312	—
Corporate securities:
Fixed income securities	213,335	96	213,239	—
Equity securities	78,895	78,895	—	—
Sovereign debt	11,557	—	11,557	—
Total financial instruments sold, but not yet purchased	$911,374	$591,266	$320,108	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, are presented below (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$13,466	$13,466	$—	$—
U.S. government agency securities	147,223	—	147,223	—
Mortgage-backed securities:
Agency	302,445	—	302,445	—
Non-agency	29,356	—	29,355	1
Asset-backed securities	76,752	—	76,395	357
Corporate securities:
Fixed income securities	325,471	362	324,867	242
Equity securities	46,802	46,411	138	253
Sovereign debt	32,470	—	32,470	—
State and municipal securities	169,699	—	169,699	—
Total financial instruments owned	1,143,684	60,239	1,082,592	853
Available-for-sale securities:
U.S. government agency securities	4,983	516	4,467	—
State and municipal securities	70,559	—	70,559	—
Mortgage-backed securities:
Agency	305,530	—	305,530	—
Commercial	72,488	—	72,488	—
Non-agency	1,568	—	1,568	—
Corporate fixed income securities	1,211,442	—	1,211,442	—
Asset-backed securities	2,106,938	—	2,106,938	—
Total available-for-sale securities	3,773,508	516	3,772,992	—
Investments:
Corporate equity securities	49,978	49,978	—	—
Auction rate securities:
Equity securities	34,789	—	—	34,789
Municipal securities	846	—	—	846
Other	1,217	—	360	857
Investments measured at NAV	24,549
Total investments	111,379	49,978	360	36,492
Cash equivalents measured at NAV	77,441
Derivative contracts (1)	7,995	—	7,995	—
	$5,114,007	$110,733	$4,863,939	$37,345

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$442,402	$442,402	$—	$—
U.S. government agency securities	10,348	—	10,348	—
Mortgage-backed securities:
Agency	86,612	—	86,612	—
Corporate securities:
Fixed income securities	180,755	—	180,755	—
Equity securities	38,510	38,070	440	—
Sovereign debt	20,236	—	20,236	—
Total financial instruments sold, but not yet purchased	$778,863	$480,472	$298,391	$—

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at June 30, 2018	$1	$355	$123	$25,303	$846	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	—	—	997	3	—
Realized gains/(losses) (1)	—	—	(22)	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Redemptions	—	—	—	(9,775)	(50)	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Net change	—	—	(22)	(8,778)	(47)	—
Balance at September 30, 2018	$1	$355	$101	$16,525	$799	$857
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	Financial instruments owned				Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Fixed Income Securities	Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2017	$1	$357	$242	$253	$34,789	$846	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	3	—	(130)	1,086	3	—
Realized gains/(losses) (1)	—	—	—	(22)	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	—	(5)	(242)	—	(19,350)	(50)	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	—	(2)	(242)	(152)	(18,264)	(47)	—
Balance at September 30, 2018	$1	$355	$—	$101	$16,525	$799	$857
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2018, relating to Level 3 assets still held at September 30, 2018, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of September 30, 2018.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	0.6% - 6.5%	3.8%
		Workout period	2-3 years	2.4 years
Municipal securities	Discounted cash flow	Discount rate	0.5% - 9.9%	3.2%
		Workout period	1-4 years	2.0 years

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

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were no transfers of financial assets from Level 2 to Level 1 during the three months ended September 30, 2018. There were $0.6 million of transfers of financial assets from Level 2 to Level 1 during the nine months ended September 30, 2018. There were $0.1 million and $0.7 million of transfers of financial assets from Level 1 to Level 2 during the three and nine months ended September 30, 2018, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers into or out of Level 3 during the nine months ended September 30, 2018.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2018 and December 31, 2017, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$694,302	$694,302	$696,283	$696,283
Cash segregated for regulatory purposes	21,585	21,585	90,802	90,802
Securities purchased under agreements to resell	622,361	622,361	512,220	512,220
Financial instruments owned	1,162,732	1,162,732	1,143,684	1,143,684
Available-for-sale securities	3,349,607	3,349,607	3,773,508	3,773,508
Held-to-maturity securities	4,565,453	4,506,385	3,698,098	3,710,478
Loans held for sale	262,063	262,063	226,068	226,068
Bank loans	8,253,989	8,330,974	6,947,759	6,953,328
Investments	79,170	79,170	111,379	111,379
Derivative contracts (1)	11,117	11,117	7,995	7,995

Financial liabilities:
Securities sold under agreements to repurchase	$495,484	$495,484	$233,704	$233,704
Bank deposits	14,502,952	13,711,447	13,411,935	12,702,746
Financial instruments sold, but not yet purchased	911,374	911,374	778,863	778,863
Federal Home Loan Bank advances	1,064,000	1,064,000	745,000	745,000
Borrowings	140,030	140,030	256,000	256,000
Senior notes	1,015,714	1,012,374	1,014,940	1,044,768
Debentures to Stifel Financial Capital Trusts	67,500	68,839	67,500	64,962

(1)	Included in other assets in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$675,606	$675,606	$—	$—
Cash segregated for regulatory purposes	21,585	21,585	—	—
Securities purchased under agreements to resell	622,361	586,829	35,532	—
Held-to-maturity securities	4,506,385	—	4,345,021	161,364
Loans held for sale	262,063	—	262,063	—
Bank loans	8,330,974	—	8,330,974	—
Financial liabilities:
Securities sold under agreements to repurchase	$495,484	$126,378	$369,106	$—
Bank deposits	13,711,447	—	13,711,447	—
Federal Home Loan Bank advances	1,064,000	1,064,000	—	—
Borrowings	140,030	140,030	—	—
Senior notes	1,012,374	1,012,374	—	—
Debentures to Stifel Financial Capital Trusts	68,839	—	—	68,839

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$618,842	$618,842	$—	$—
Cash segregated for regulatory purposes	90,802	90,802	—	—
Securities purchased under agreements to resell	512,220	428,740	83,480	—
Held-to-maturity securities	3,710,478	—	3,517,781	192,697
Loans held for sale	226,068	—	226,068	—
Bank loans	6,953,328	—	6,953,328	—
Financial liabilities:
Securities sold under agreements to repurchase	$233,704	$92,278	$141,426	$—
Bank deposits	12,702,746	—	12,702,746	—
Federal Home Loan Bank advances	745,000	745,000	—	—
Borrowings	256,000	256,000	—	—
Senior notes	1,044,768	1,044,768	—	—
Debentures to Stifel Financial Capital Trusts	64,962	—	—	64,962

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2018 and December 31, 2017.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2018 and December 31, 2017 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2018 and December 31, 2017 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of interest-bearing deposits, including certificates of deposits, demand deposits, savings, and checking accounts, was calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

Borrowings

The carrying amount of borrowings approximates fair value due to the relative short-term nature of such borrowings. In addition, Stifel Bancorp’s FHLB advances reflect terms that approximate current market rates for similar borrowings.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Financial instruments owned:
U.S. government securities	$36,214	$13,466
U.S. government agency securities	167,886	147,223
Mortgage-backed securities:
Agency	380,044	302,445
Non-agency	23,747	29,356
Asset-backed securities	29,806	76,752
Corporate securities:
Fixed income securities	290,627	325,471
Equity securities	69,205	46,802
Sovereign debt	15,996	32,470
State and municipal securities	149,207	169,699
	$1,162,732	$1,143,684
Financial instruments sold, but not yet purchased:
U.S. government securities	$512,275	$442,402
U.S. government agency securities	—	10,348
Mortgage-backed securities:
Agency	95,312	86,612
Corporate securities:
Fixed income securities	213,335	180,755
Equity securities	78,895	38,510
Sovereign debt	11,557	20,236
	$911,374	$778,863

At September 30, 2018 and December 31, 2017, financial instruments owned in the amount of $534.6 million and $810.3 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,226	$—	$(61)	$5,165
State and municipal securities	73,253	—	(4,377)	68,876
Mortgage-backed securities:
Agency	256,120	29	(5,341)	250,808
Commercial	74,698	8	(5,883)	68,823
Non-agency	1,281	—	(12)	1,269
Corporate fixed income securities	1,200,498	2,542	(25,725)	1,177,315
Asset-backed securities	1,782,052	3,109	(7,810)	1,777,351
	$3,393,128	$5,688	$(49,209)	$3,349,607
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,244,582	$—	$(48,907)	$1,195,675
Commercial	55,351	—	(343)	55,008
Asset-backed securities	3,265,520	4,940	(14,758)	3,255,702
	$4,565,453	$4,940	$(64,008)	$4,506,385

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,022	$—	$(39)	$4,983
State and municipal securities	74,691	—	(4,132)	70,559
Mortgage-backed securities:
Agency	308,409	102	(2,981)	305,530
Commercial	75,548	28	(3,088)	72,488
Non-agency	1,568	—	—	1,568
Corporate fixed income securities	1,213,262	3,832	(5,652)	1,211,442
Asset-backed securities	2,098,958	12,877	(4,897)	2,106,938
	$3,777,458	$16,839	$(20,789)	$3,773,508
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,334,833	$13,621	$(16,208)	$1,332,246
Commercial	58,971	1,313	—	60,284
Asset-backed securities	2,264,283	15,526	(1,862)	2,277,947
Corporate fixed income securities	40,011	27	(37)	40,001
	$3,698,098	$30,487	$(18,107)	$3,710,478

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and nine months ended September 30, 2018, we received proceeds of $55.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.4 million. There were no sales of available-for-sale securities during the three months ended September 30, 2017. For the nine months ended September 30, 2017, we received proceeds of $87.3 million from the sale of available-for-sale securities, which resulted in realized gains of $0.4 million.

During the three months ended September 30, 2018 and September 30, 2017, unrealized losses, net of deferred taxes, of $3.1 million and unrealized gains, net of deferred taxes of $4.7 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the nine months ended September 30, 2018 and September 30, 2017, unrealized losses, net of deferred taxes, of $28.1 million and unrealized gains, net of deferred taxes, of $12.3 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$37,338	$37,275	$—	$—
After one year through three years	380,761	372,133	—	—
After three years through five years	351,855	345,895	—	—
After five years through ten years	698,866	689,934	478,024	478,491
After ten years	1,592,209	1,583,470	2,787,496	2,777,211
Mortgage-backed securities
After one year through three years	163	163	55,351	55,008
After three years through five years	1,360	1,365	—	—
After five years through ten years	6,242	6,194	180,433	173,389
After ten years	324,334	313,178	1,064,149	1,022,286
	$3,393,128	$3,349,607	$4,565,453	$4,506,385

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2018, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,657	$3,508	$—	$—	$5,165
State and municipal securities	395	—	18,272	50,209	68,876
Mortgage-backed securities:
Agency	—	1,528	6,194	243,086	250,808
Commercial	—	—	—	68,823	68,823
Non-agency	—	—	—	1,269	1,269
Corporate fixed income securities	35,223	714,520	427,572	—	1,177,315
Asset-backed securities	—	—	244,090	1,533,261	1,777,351
	$37,275	$719,556	$696,128	$1,896,648	$3,349,607
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$180,433	$1,064,149	$1,244,582
Commercial	—	55,351	—	—	55,351
Asset-backed securities	—	—	478,024	2,787,496	3,265,520
	$—	$55,351	$658,457	$3,851,645	$4,565,453

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2018 and December 31, 2017, securities of $2.0 billion and $2.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2018 and December 31, 2017, securities of $2.1 billion and $2.0 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(61)	$5,040	$—	$—	$(61)	$5,040
State and municipal securities	—	—	(4,377)	68,481	(4,377)	68,481
Mortgage-backed securities:
Agency	(731)	40,606	(4,610)	188,110	(5,341)	228,716
Commercial	—	—	(5,883)	67,841	(5,883)	67,841
Non-agency	(12)	1,261	—	—	(12)	1,261
Corporate fixed income securities	(14,053)	565,671	(11,672)	310,351	(25,725)	876,022
Asset-backed securities	(7,810)	517,276	—	—	(7,810)	517,276
	$(22,667)	$1,129,854	$(26,542)	$634,783	$(49,209)	$1,764,637
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(11,804)	$556,381	$(37,103)	$639,295	$(48,907)	$1,195,676
Commercial	(343)	55,008	—	—	(343)	55,008
Asset-backed securities	(12,298)	1,675,810	(2,460)	42,507	(14,758)	1,718,317
	$(24,445)	$2,287,199	$(39,563)	$681,802	$(64,008)	$2,969,001

At September 30, 2018, the amortized cost of 232 securities classified as available for sale exceeded their fair value by $49.2 million, of which $26.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2018, was $1.8 billion, which was 52.7% of our available-for-sale portfolio.

At September 30, 2018, the carrying value of 152 securities held to maturity exceeded their fair value by $64.0 million, of which $39.6 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and nine months ended September 30, 2018 and 2017.

We believe the gross unrealized losses of $113.2 million related to our investment portfolio, as of September 30, 2018, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

Other. Other loans include consumer, credit card, and indirect lending.

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2018 and December 31, 2017 (in thousands, except percentages):

	September 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
Commercial and industrial	$3,127,435	37.5%	$2,437,938	34.8%
Residential real estate	2,792,269	33.5	2,593,576	37.0
Securities-based loans	1,836,450	22.0	1,819,206	25.9
Commercial real estate	328,814	3.9	116,258	1.7
Construction and land	120,969	1.4	7,896	0.1
Home equity lines of credit	29,118	0.3	15,039	0.2
Other	109,571	1.4	24,508	0.3
Gross bank loans	8,344,626	100.0%	7,014,421	100.0%
Unamortized loan premium/(discount), net	(13,419)		788
Loans in process	(2,755)		(856)
Unamortized loan fees, net	6,237		872
Allowance for loan losses	(80,700)		(67,466)
Bank loans, net	$8,253,989		$6,947,759

At September 30, 2018 and December 31, 2017, Stifel Bancorp had loans outstanding to its executive officers, directors, and their affiliates in the amount of $4.0 million and $4.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $25.2 million and $8.4 million, respectively.

At September 30, 2018 and December 31, 2017, we had loans held for sale of $262.1 million and $226.1 million, respectively. For the three months ended September 30, 2018 and 2017, we recognized gains of $2.6 million and $3.2 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2018 and 2017, we recognized gains of $7.8 million and $9.4 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 (in thousands).

	Three Months Ended September 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$59,572	$5,008	$—	$—	$64,580
Residential real estate	9,328	1,165	—	—	10,493
Securities-based loans	1,928	(5)	—	—	1,923
Commercial real estate	1,672	90	—	—	1,762
Construction and land	303	600	—	—	903
Home equity lines of credit	229	—	—	—	229
Other	13	(3)	—	1	11
Qualitative	730	69	—	—	799
	$73,775	$6,924	$—	$1	$80,700

	Nine Months Ended September 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$10,118	$(12)	$—	$64,580
Residential real estate	8,430	2,063	—	—	10,493
Securities-based loans	2,088	(165)	—	—	1,923
Commercial real estate	1,520	242	—	—	1,762
Construction and land	100	803	—	—	903
Home equity lines of credit	162	65	—	2	229
Other	16	(5)	(2)	2	11
Qualitative	676	123	—	—	799
	$67,466	$13,244	$(14)	$4	$80,700

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2018 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,677	$55,903	$64,580	$23,630	$3,103,805	$3,127,435
Residential real estate	24	10,469	10,493	328	2,791,941	2,792,269
Securities-based loans	—	1,923	1,923	—	1,836,450	1,836,450
Commercial real estate	—	1,762	1,762	—	328,814	328,814
Construction and land	—	903	903	—	120,969	120,969
Home equity lines of credit	—	229	229	231	28,887	29,118
Other	—	11	11	58	109,513	109,571
Qualitative	—	799	799	—	—	—
	$8,701	$71,999	$80,700	$24,247	$8,320,379	$8,344,626

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 (in thousands).

	Three Months Ended September 30, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$40,805	$6,312	$—	$35	$47,152
Residential real estate	5,569	1,566	—	—	7,135
Securities-based loans	3,600	(288)	—	—	3,312
Commercial real estate	932	95	—	—	1,027
Home equity lines of credit	283	(13)	—	1	271
Construction and land	224	9	—	—	233
Other	105	(3)	—	1	103
Qualitative	2,684	312	—	—	2,996
	$54,202	$7,990	$—	$37	$62,229

	Nine Months Ended September 30, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$35,127	$12,239	$(250)	$36	$47,152
Residential real estate	2,660	4,475	—	—	7,135
Securities-based loans	3,094	218	—	—	3,312
Commercial real estate	1,363	2,367	(2,703)	—	1,027
Home equity lines of credit	371	(102)	—	2	271
Construction and land	232	1	—	—	233
Other	129	(27)	—	1	103
Qualitative	2,187	809	—	—	2,996
	$45,163	$19,980	$(2,953)	$39	$62,229

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2017 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Residential real estate	$24	$8,406	$8,430	$171	$2,593,405	$2,593,576
Commercial and industrial	9,059	45,415	54,474	28,856	2,409,082	2,437,938
Securities-based loans	—	2,088	2,088	—	1,819,206	1,819,206
Commercial real estate	—	1,520	1,520	—	116,258	116,258
Home equity lines of credit	20	142	162	184	14,855	15,039
Construction and land	—	100	100	—	7,896	7,896
Other	2	14	16	2	24,506	24,508
Qualitative	—	676	676	—	—	—
	$9,105	$58,361	$67,466	$29,213	$6,985,208	$7,014,421

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At September 30, 2018, we had $24.2 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at September 30, 2018 was $8.7 million. At December 31, 2017, we had $29.2 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2017 was $9.1 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2018 and 2017, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2018 and December 31, 2017, including the average recorded investment balance for the year to date period presented (in thousands):

	September 30, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,630	$196	$23,434	$23,630	$8,677	$23,783
Residential real estate	353	80	248	328	24	355
Home equity lines of credit	231	184	47	231	—	236
Other	731	26	32	58	—	60
Total	$24,945	$486	$23,761	$24,247	$8,701	$24,434

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$28,856	$5,211	$23,645	$28,856	$9,059	$30,277
Home equity lines of credit	184	—	184	184	20	300
Residential real estate	171	—	171	171	24	174
Other	677	—	2	2	2	5
Total	$29,888	$5,211	$24,002	$29,213	$9,105	$30,756

The following table presents the aging of the recorded investment in past due loans at September 30, 2018 and December 31, 2017 by portfolio segment (in thousands):

	As of September 30, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,656	$14,656	$3,112,779	$3,127,435
Residential real estate	3,745	184	3,929	2,788,340	2,792,269
Securities-based loans	—	—	—	1,836,450	1,836,450
Commercial real estate	—	—	—	328,814	328,814
Construction and land	—	—	—	120,969	120,969
Home equity lines of credit	47	—	47	29,071	29,118
Other	—	67	67	109,504	109,571
Total	$3,792	$14,907	$18,699	$8,325,927	$8,344,626

	As of September 30, 2018*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,694	$8,936	$23,630
Residential real estate	159	169	328
Home equity lines of credit	231	—	231
Other	58	—	58
Total	$15,142	$9,105	$24,247

*	There were no loans past due 90 days and still accruing interest at September 30, 2018.

	As of December 31, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$7,892	$—	$7,892	$2,585,684	$2,593,576
Commercial and industrial	11,883	—	11,883	2,426,055	2,437,938
Securities-based loans	—	—	—	1,819,206	1,819,206
Commercial real estate	—	—	—	116,258	116,258
Home equity lines of credit	184	—	184	14,855	15,039
Construction and land	—	—	—	7,896	7,896
Other	2	—	2	24,506	24,508
Total	$19,961	$—	$19,961	$6,994,460	$7,014,421

	As of December 31, 2017*
	Non-Accrual	Restructured	Total
Commercial and industrial	$19,904	$8,952	$28,856
Home equity lines of credit	184	—	184
Residential real estate	—	171	171
Other	2	—	2
Total	$20,090	$9,123	$29,213

*	There were no loans past due 90 days and still accruing interest at December 31, 2017.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2018 and December 31, 2017, 98.6% and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,069,237	$34,488	$23,710	$—	$3,127,435
Residential real estate	2,791,627	394	248	—	2,792,269
Securities-based loans	1,836,450	—	—	—	1,836,450
Commercial real estate	328,814	—	—	—	328,814
Construction and land	120,969	—	—	—	120,969
Home equity lines of credit	28,887	—	231	—	29,118
Other	109,513	—	47	11	109,571
Total	$8,285,497	$34,882	$24,236	$11	$8,344,626

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,593,096	$309	$171	$—	$2,593,576
Commercial and industrial	2,385,152	22,443	30,343	—	2,437,938
Securities-based loans	1,819,206	—	—	—	1,819,206
Commercial real estate	116,258	—	—	—	116,258
Home equity lines of credit	14,855	—	184	—	15,039
Construction and land	7,896	—	—	—	7,896
Other	24,506	—	2	—	24,508
Total	$6,960,969	$22,752	$30,700	$—	$7,014,421

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2017	Adjustments	Write-off	September 30, 2018
Goodwill
Global Wealth Management	$276,477	$54,969	$—	$331,446
Institutional Group	692,357	1,911	—	694,268
	$968,834	$56,880	$—	$1,025,714

	December 31, 2017	Net Additions	Amortization	September 30, 2018
Intangible assets
Global Wealth Management	$44,525	$17,180	$(3,662)	$58,043
Institutional Group	65,102	857	(5,079)	60,880
	$109,627	$18,037	$(8,741)	$118,923

On March 19, 2018, the Company completed the acquisition of Ziegler. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $19.0 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management and Institutional Group segments. Identifiable intangible assets purchased by our company consisted of customer relationships and non-compete agreements with an acquisition-date fair value of $9.5 million. See Note 1 in the notes to our consolidated financial statements for additional information regarding the acquisition of Ziegler.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Ziegler business and of the hired financial advisors and the conversion of the customer accounts to our platform. Goodwill is expected to be deductible for federal income tax purposes.

On August 31, 2018, the Company completed the acquisition of Business Bancshares, Inc. (“BBI”). The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $46.4 million of goodwill and intangibles in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. The allocation of the purchase price of BBI is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of BBI as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 1 in the notes to our consolidated financial statements for additional information regarding the acquisition of BBI.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the BBI business and its customer base.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$156,240	$62,822	$146,986	$55,809
Trade name	24,713	11,373	24,713	10,228
Non-compete agreements	2,603	1,388	2,598	1,202
Investment banking backlog	1,431	1,214	1,419	968
Estimated BBI intangibles (1)	8,615	—	—	—
	$193,602	$76,797	$175,716	$68,207

(1)  See discussion regarding the allocation of the estimated goodwill and intangibles recorded for the BBI acquisition.

Amortization expense related to intangible assets was $3.0 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was $8.7 million and $9.1 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2018, are: customer relationships, 10.7 years; trade name, 9.7 years; non-compete agreements, 8.8 years; and BBI intangibles, 5.0 years. As of September 30, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2018	$3,382
2019	12,974
2020	12,757
2021	12,258
2022	11,798
Thereafter	63,636
$116,805

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

Our uncommitted secured lines of credit at September 30, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the nine months ended September 30, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2018, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $1.1 billion as of September 30, 2018 are floating-rate advances. The weighted average interest rates on these advances during the three and nine months ended September 30, 2018 was 1.65% and 1.52%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at September 30, 2018, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At September 30, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

In June 2018, Stifel, our broker-dealer subsidiary, entered into a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2019 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At September 30, 2018, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

As of September 30, 2018, a subsidiary of Stifel Bancorp was a party to two Notes. The Notes mature in 2043. The Notes bear interest contractually at fixed rates as per the Note Purchase Agreement. The outstanding balance on the Notes at September 30, 2018 was $134.8 million and is included in borrowings in the consolidated statements of financial condition.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(9,286)	(10,060)
	$1,015,714	$1,014,940

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
$1,025,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Money market and savings accounts	$11,950,269	$13,219,675
Certificates of deposit	1,970,318	1,575
Demand deposits (interest-bearing)	465,366	184,829
Demand deposits (non-interest-bearing)	116,999	5,856
	$14,502,952	$13,411,935

The weighted-average interest rate on deposits was 0.49% and 0.10% at September 30, 2018 and December 31, 2017, respectively.

Scheduled maturities of certificates of deposit at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Certificates of deposit, less than $100:
Within one year	$5,617	$438
One to three years	544	148
Three to five years	127	—
	$6,288	$586
Certificates of deposit, $100 and greater:
Within one year	$1,740,855	$651
One to three years	193,185	338
Three to five years	29,990	—
	1,964,030	989
	$1,970,318	$1,575

At September 30, 2018 and December 31, 2017, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $3.8 million and $0.2 million, respectively. Brokerage customers’ deposits were $13.6 billion and $13.4 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$540,000	Other assets	$11,117

	December 31, 2017
	Notional Value	Balance Sheet Location	Fair Value
Asset Derivatives
Cash flow interest rate contracts	$540,000	Other assets	$7,995

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 1.3 years.

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $4.9 million will be reclassified as interest income.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(603)	Interest expense	$1,504	Interest expense	$—

	Three Months Ended September 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$928	Interest expense	$724	Interest expense	$—

	Nine Months Ended September 30, 2018
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(5,823)	Interest expense	$3,262	Interest expense	$—

	Nine Months Ended September 30, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$3,504	Interest expense	$(810)	Interest expense	$—

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2018 and December 31, 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of September 30, 2018:
Securities borrowing (1)	$170,165	$—	$170,165	$(47,974)	$(110,088)	$12,103
Reverse repurchase agreements (2)	622,361	—	622,361	(261,773)	(356,842)	3,746
Cash flow interest rate contracts	11,117	—	11,117	—	—	11,117
	$803,643	$—	$803,643	$(309,747)	$(466,930)	$26,966
As of December 31, 2017:
Securities borrowing (1)	$132,776	$—	$132,776	$(78,474)	$(37,248)	$17,054
Reverse repurchase agreements (2)	512,220	—	512,220	(233,624)	(266,008)	12,588
Cash flow interest rate contracts	7,995	—	7,995	—	—	7,995
	$652,991	$—	$652,991	$(312,098)	$(303,256)	$37,637

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $621.5 million and $509.4 million at September 30, 2018 and December 31, 2017, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2018 and December 31, 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of September 30, 2018:
Securities lending (3)	$(691,150)	$—	$(691,150)	$47,974	$616,157	$(27,019)
Repurchase agreements (4)	(495,484)	—	(495,484)	261,773	233,711	—
	$(1,186,634)	$—	$(1,186,634)	$309,747	$849,868	$(27,019)
As of December 31, 2017:
Securities lending (3)	$(219,782)	$—	$(219,782)	$78,474	$133,772	$(7,536)
Repurchase agreements (4)	(233,704)	—	(233,704)	233,624	80	—
	$(453,486)	$—	$(453,486)	$312,098	$133,852	$(7,536)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $522.4 million and $241.4 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2018, had no material effect on the consolidated financial statements.

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

Other Commitments

In the ordinary course of business, Stifel Bancorp has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 20 in the notes to consolidated financial statements for further details.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2018 and December 31, 2017, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At September 30, 2018, Stifel had net capital of $355.9 million, which was 20.0% of aggregate debit items and $320.4 million in excess of its minimum required net capital. At September 30, 2018, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2018, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our company, as a bank holding company, Stifel Bank & Trust, and Stifel Bank (“bank subsidiaries”) are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and its bank subsidiaries’ financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and its bank subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Our company and its bank subsidiaries are subject to Basel III. Under the Basel III rules, the quantity and quality of regulatory capital increased, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both our company and its bank subsidiaries. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018.

Our company and its bank subsidiaries are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. Our company and its bank subsidiaries each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. At current capital levels, our company and its bank subsidiaries are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.

To be categorized as “well capitalized,” our company and its bank subsidiaries must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below (in thousands, except ratios).

Stifel Financial Corp. – Federal Reserve Capital Amounts
September 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,931,840	16.7%	$521,580	4.5%	$753,393	6.5%
Tier 1 capital	2,081,840	18.0%	695,439	6.0%	927,252	8.0%
Total capital	2,232,951	19.3%	927,252	8.0%	1,159,066	10.0%
Tier 1 leverage	2,081,840	9.6%	864,465	4.0%	1,080,581	5.0%

Stifel Bank & Trust – Federal Reserve Capital Amounts
September 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,142,936	14.2%	$361,454	4.5%	$522,100	6.5%
Tier 1 capital	1,142,936	14.2%	481,939	6.0%	642,585	8.0%
Total capital	1,223,636	15.2%	642,585	8.0%	803,231	10.0%
Tier 1 leverage	1,142,936	7.0%	651,837	4.0%	814,797	5.0%

Stifel Bank – Federal Reserve Capital Amounts
September 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$75,385	13.8%	$24,666	4.5%	$35,629	6.5%
Tier 1 capital	75,385	13.8%	32,888	6.0%	43,851	8.0%
Total capital	82,246	15.0%	43,851	8.0%	54,814	10.0%
Tier 1 leverage	75,385	12.5%	24,137	4.0%	30,171	5.0%

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues from contracts with customers:
Commissions	$158,016	$490,693
Investment banking	169,012	506,437
Asset management and service fees	200,743	596,112
Other	4,394	11,908
Total revenue from contracts with customers	532,165	1,605,150
Other sources of revenue:
Interest	169,760	461,915
Principal transactions	83,152	269,918
Other	1,733	6,649
Total revenues	$786,810	$2,343,632

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018 (1)
	Global Wealth Management	Institutional Group	Total
Major business activity:
Commissions	$117,795	$40,220	$158,015
Investment banking - capital raising	7,722	85,553	93,275
Investment banking - advisory fees	—	75,717	75,717
Asset management	200,735	8	200,743
Other	4,394	—	4,394
Total	330,646	201,498	532,144
Primary Geographic Region:
United States	330,646	172,382	503,028
Europe	—	28,197	28,197
Other	—	919	919
	$330,646	$201,498	$532,144

	Nine Months Ended September 30, 2018 (1)
	Global Wealth Management	Institutional Group	Total
Major business activity:
Commissions	$355,129	$135,563	$490,692
Investment banking - capital raising	23,378	222,666	246,044
Investment banking - advisory fees	81	260,312	260,393
Asset management	596,081	31	596,112
Other	11,908	—	11,908
Total	986,577	618,572	1,605,149
Primary Geographic Region:
United States	986,577	522,147	1,508,724
Europe	—	92,029	92,029
Other	—	4,396	4,396
	$986,577	$618,572	$1,605,149

(1)  Excludes revenue included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $146.7 million and $96.0 million at September 30, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three months ended September 30, 2018.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2018 was $10.2 million.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Bank loans, net	$78,766	$54,006	$210,790	$147,495
Investment securities	66,825	48,072	185,263	136,123
Margin balances	13,066	9,919	36,322	27,124
Financial instruments owned	5,733	4,371	15,645	12,953
Other	5,370	1,494	13,895	4,071
	$169,760	$117,862	$461,915	$327,766
Interest expense:
Bank deposits	$25,856	$4,770	$49,329	$8,424
Senior notes	11,248	8,655	33,488	24,935
Federal Home Loan Bank advances	4,232	1,255	10,579	5,771
Other	7,132	2,945	18,804	11,035
	$48,468	$17,625	$112,200	$50,165

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.3 million shares at September 30, 2018.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $31.7 million and $32.5 million for the three months ended September 30, 2018 and 2017, respectively, and $82.5 million and $98.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock Units and Restricted Stock Awards

A restricted stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Compensation expense is amortized over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. Certain restricted share units may continue to vest under certain circumstances as described in the Wealth Accumulation Plan (the "Plan"). At September 30, 2018, the total number of restricted stock units and restricted stock awards outstanding was 16.6 million, of which 12.9 million were unvested. At September 30, 2018, the total number of PRSUs was 0.6 million, of which all were unvested.

At September 30, 2018, there was unrecognized compensation cost for stock units of approximately $292.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.4 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively and $10.1 million and $5.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2018 and December 31, 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.7 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $495.5 million and $233.7 million, respectively.

We enter into interest rate derivative contracts to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are principally used to manage differences in the amount, timing, and duration of our known or expected cash payments related to certain variable-rate affiliated deposits.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-

rate amounts from a counterparty in exchange for us making fixed-rate payments. Our interest rate hedging strategies may not work in all market environments and, as a result, may not be effective in mitigating interest rate risk.

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

In the ordinary course of business, Stifel Bancorp has commitments to originate loans, standby letters of credit, and lines of credit. Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established by the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash commitments. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

At September 30, 2018 and December 31, 2017, Stifel Bancorp had outstanding commitments to originate loans aggregating $205.7 million and $160.2 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2018, scheduled to be disbursed in the following three months.

Through Stifel Bancorp, in the normal course of business, we originate residential mortgage loans and sell them to investors. We may be required to repurchase mortgage loans that have been sold to investors in the event there are breaches of certain representations and warranties contained within the sales agreements. We may be required to repurchase mortgage loans that were sold to investors in the event that there was inadequate underwriting or fraud, or in the event that the loans become delinquent shortly after they are originated. We also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2018 and December 31, 2017, Stifel Bancorp had outstanding letters of credit totaling $27.9 million and $82.5 million, respectively. A majority of the standby letters of credit commitments at September 30, 2018, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2018 and December 31, 2017, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $769.5 million and $590.5 million, respectively.

NOTE 21 – Segment Reporting

We currently operate through the following three business segments: Global Wealth Management, Institutional Group, and various corporate activities combined in the Other segment.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp, Inc.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through our bank subsidiaries, which provide residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues: (1)
Global Wealth Management	$498,161	$453,558	$1,481,063	$1,348,280
Institutional Group	245,952	264,747	768,855	778,367
Other	(5,771)	2,864	(18,486)	(4,300)
	$738,342	$721,169	$2,231,432	$2,122,347
Income/(loss) before income taxes:
Global Wealth Management	$183,377	$161,756	$548,043	$457,045
Institutional Group	34,305	51,717	114,899	144,481
Other	(77,152)	(105,334)	(284,511)	(331,170)
	$140,530	$108,139	$378,431	$270,356

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2018 or 2017.

The following table presents our company’s total assets on a segment basis at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Global Wealth Management	$19,874,154	$17,717,617
Institutional Group	3,511,720	3,313,304
Other	374,174	353,032
	$23,760,048	$21,383,953

We have operations in the United States, United Kingdom, Europe, and Asia. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$703,746	$680,505	$2,113,039	$2,017,999
United Kingdom	32,623	38,103	109,482	95,393
Other	1,973	2,561	8,911	8,955
	$738,342	$721,169	$2,231,432	$2,122,347

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$103,858	$66,536	$279,906	$184,859
Preferred dividends	2,343	2,343	7,031	7,031
Net income available to common shareholders	$101,515	$64,193	$272,875	$177,828
Shares for basic and diluted calculation:
Average shares used in basic computation	71,919	68,522	71,824	68,488
Dilutive effect of stock options and units (1)	9,565	12,359	9,601	12,074
Average shares used in diluted computation	81,484	80,881	81,425	80,562
Earnings per common share:
Basic	$1.41	$0.94	$3.80	$2.60
Diluted	$1.25	$0.79	$3.35	$2.21

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and nine months ended September 30, 2018 and 2017, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2018, we declared and paid cash dividends of $0.12 and $0.36 per common share. During the three and nine months ended September 30, 2017, we declared and paid cash dividends of $0.10 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2018, the maximum number of shares that may yet be purchased under this plan was 6.0 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended September 30, 2018, we repurchased $16.6 million, or 0.3 million shares using existing Board authorizations at an average price of $53.93 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2018, we repurchased $62.5 million, or 1.1 million shares using existing Board authorizations at an average price of $55.66 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we repurchased $13.0 million, or 0.3 million shares using existing Board authorizations at an average price of $43.83 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

On August 31, 2018, we issued approximately 2.0 million shares for acquisition of Business Bancshares, Inc.

During the nine months ended September 30, 2018, we issued 4.8 million shares, of which 1.1 million shares were reissued from treasury. Share issuances were primarily a result of the acquisition of Business Bancshares, Inc. and the vesting and exercise transactions under our incentive stock award plans.

NOTE 24 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $233.4 million at September 30, 2018. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2018 and 2017. In addition, our direct investment interest in these entities is insignificant at September 30, 2018 and December 31, 2017.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $285.5 million at September 30, 2018. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at September 30, 2018. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2018 and 2017.

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

On August 31, 2018, the Company completed the acquisition of Business Bancshares, Inc. (“BBI”) and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. Upon the closing of the transaction, the Business Bank of St. Louis was renamed “Stifel Bank” and Business Bancshares, Inc. was renamed “Stifel Bancorp, Inc.” Stifel Bancorp, Inc. (“Stifel Bancorp”) is the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank. Under the terms of the merger agreement, each outstanding share of BBI common stock (except for shares of BBI common stock held by BBI as treasury stock) were converted into the right to receive 0.705 shares of our company’s common stock, with fractional shares settled with cash. We issued approximately 2.0 million shares for acquisition of BBI.

Results for the three and nine months ended September 30, 2018

For the three months ended September 30, 2018, net revenues increased 2.4% to $738.3 million from $721.2 million during the comparable period in 2017. Net income available to common shareholders increased 58.1% to a record $101.5 million, or $1.25 per diluted common share for the three months ended September 30, 2018, compared to $64.2 million, or $0.79 per diluted common share during the comparable period in 2017.

For the nine months ended September 30, 2018, net revenues increased 5.1% to $2.2 billion compared to $2.1 billion during the comparable period in 2017. Net income available to common shareholders increased 53.4% to $272.9 million, or $3.35 per diluted common share for the nine months ended September 30, 2018, compared to $177.8 million, or $2.21 per diluted common share during the comparable period in 2017.

Our revenue growth for the three months ended September 30, 2018 was primarily attributable to higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp; the growth in asset management and service fees as a result of increased assets under management; and an increase in capital raising revenue; partially offset by a decrease in advisory fees and lower brokerage revenues.

Our revenue growth for the nine months ended September 30, 2018 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp and an increase in advisory fees; partially offset by a decrease in brokerage revenues and capital raising revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2018, the Dow Jones Industrial Average, NASDAQ, and S&P 500 closed 7.0%, 16.6% and 9.0% higher than their December 31, 2017 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$158,016	$162,612	(2.8)	21.4%	22.5%
Principal transactions	83,152	87,010	(4.4)	11.3	12.1
Brokerage revenues	241,168	249,622	(3.4)	32.7	34.6
Investment banking	169,012	181,904	(7.1)	22.9	25.2
Asset management and service fees	200,743	179,848	11.6	27.2	24.9
Interest	169,760	117,862	44.0	23.0	16.3
Other income	6,127	9,558	(35.9)	0.8	1.4
Total revenues	786,810	738,794	6.5	106.6	102.4
Interest expense	48,468	17,625	175.0	6.6	2.4
Net revenues	738,342	721,169	2.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	422,324	448,410	(5.8)	57.2	62.2
Occupancy and equipment rental	54,035	57,427	(5.9)	7.3	8.0
Communication and office supplies	33,330	34,650	(3.8)	4.5	4.8
Commissions and floor brokerage	11,338	11,232	0.9	1.5	1.6
Other operating expenses	76,785	61,311	25.2	10.5	8.4
Total non-interest expenses	597,812	613,030	(2.5)	81.0	85.0
Income before income taxes	140,530	108,139	30.0	19.0	15.0
Provision for income taxes	36,672	41,603	(11.9)	5.0	5.8
Net Income	103,858	66,536	56.1	14.0	9.2
Preferred dividends	2,343	2,343	—	0.3	0.3
Net income available to common shareholders	$101,515	$64,193	58.1	13.7%	8.9%

Nine months Ended September 30, 2018 Compared with Nine months Ended September 30, 2017

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$490,693	$510,150	(3.8)	22.0%	24.0%
Principal transactions	269,918	299,570	(9.9)	12.1	14.2
Brokerage revenues	760,611	809,720	(6.1)	34.1	38.2
Investment banking	506,437	494,017	2.5	22.7	23.3
Asset management and service fees	596,112	515,501	15.6	26.7	24.3
Interest	461,915	327,766	40.9	20.7	15.4
Other income	18,557	25,508	(27.3)	0.8	1.2
Total revenues	2,343,632	2,172,512	7.9	105.0	102.4
Interest expense	112,200	50,165	123.7	5.0	2.4
Net revenues	2,231,432	2,122,347	5.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,322,387	1,338,673	(1.2)	59.3	63.1
Occupancy and equipment rental	165,226	167,864	(1.6)	7.4	7.9
Communication and office supplies	103,468	102,686	0.8	4.6	4.8
Commissions and floor brokerage	30,798	33,187	(7.2)	1.4	1.6
Other operating expenses	231,122	209,581	10.3	10.4	9.9
Total non-interest expenses	1,853,001	1,851,991	0.1	83.1	87.3
Income before income taxes	378,431	270,356	40.0	16.9	12.7
Provision for income taxes	98,525	85,497	15.2	4.4	4.0
Net Income	279,906	184,859	51.4	12.5	8.7
Preferred dividends	7,031	7,031	—	0.3	0.3
Net income available to common shareholders	$272,875	$177,828	53.4	12.2%	8.4%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net revenues:
Commissions	$158,016	$162,612	(2.8)	$490,693	$510,150	(3.8)
Principal transactions	83,152	87,010	(4.4)	269,918	299,570	(9.9)
Brokerage revenues	241,168	249,622	(3.4)	760,611	809,720	(6.1)
Capital raising	93,295	79,922	16.7	246,044	256,638	(4.1)
Advisory fees	75,717	101,982	(25.8)	260,393	237,379	9.7
Investment banking	169,012	181,904	(7.1)	506,437	494,017	2.5
Asset management and service fees	200,743	179,848	11.6	596,112	515,501	15.6
Net interest	121,292	100,237	21.0	349,715	277,601	26.0
Other income	6,127	9,558	(35.9)	18,557	25,508	(27.3)
Total net revenues	$738,342	$721,169	2.4	$2,231,432	$2,122,347	5.1

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2018, commission revenues decreased 2.8% to $158.0 million from $162.6 million in the comparable period in 2017. For the nine months ended September 30, 2018, commission revenues decreased 3.8% to $490.7 million from $510.2 million in the comparable period in 2017. The decrease is primarily attributable to a decrease in trading volumes from the comparable periods in 2017.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended September 30, 2018, principal transactions revenues decreased 4.4% to $83.2 million from $87.0 million in the comparable period in 2017.  For the nine months ended September 30, 2018, principal transactions revenues decreased 9.9% to $269.9 million from $299.6 million in the comparable period in 2017. The decrease is primarily attributable to lower institutional fixed income brokerage revenues, as the industry continues to face systematic issues, including the impact of passive investing and the increase in electronic trading.

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

For the three months ended September 30, 2018, investment banking revenues decreased 7.1% to $169.0 million from $181.9 million in the comparable period in 2017.

Capital raising revenues increased 16.7% to $93.3 million for the three months ended September 30, 2018 from $79.9 million in the comparable period in 2017. For the three months ended September 30, 2018, equity capital raising revenues increased 60.0% to $66.5 million from $41.6 million in the comparable period in 2017.  For the three months ended September 30, 2018, fixed income capital raising revenues decreased 30.2% to $26.8 million from $38.3 million in the comparable period in 2017.

Advisory fee revenues decreased 25.8% to $75.7 million for the three months ended September 30, 2018 from $102.0 million in the comparable period in 2017.

For the nine months ended September 30, 2018, investment banking revenues increased 2.5% to $506.4 million from $494.0 million in the comparable period in 2017.

Capital raising revenues decreased 4.1% to $246.0 million for the nine months ended September 30, 2018 from $256.6 million in the comparable period in 2017. For the nine months ended September 30, 2018, equity capital raising revenues increased 19.9% to $172.8 million from $144.2 million in the comparable period in 2017.  For the nine months ended September 30, 2018, fixed income capital raising revenues decreased 34.9% to $73.2 million from $112.4 million in the comparable period in 2017.

Advisory fee revenues increased 9.7% to $260.4 million for the nine months ended September 30, 2018 from $237.4 million in the comparable period in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2017, including growth in our fund placement business.

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

For the three months ended September 30, 2018, asset management and service fee revenues increased 11.6% to $200.7 million from $179.8 million in the comparable period in 2017. For the nine months ended September 30, 2018, asset management and service fee revenues increased 15.6% to $596.1 million from $515.5 million in the comparable period in 2017. The increase is primarily a result of an increase in the number of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash over the comparable periods in 2017. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended September 30, 2018, other income decreased 35.9% to $6.1 million from $9.6 million during the comparable period in 2017. For the nine months ended September 30, 2018, other income decreased 27.3% to $18.6 million from $25.5 million during the comparable period in 2017. Other income primarily includes investment gains and losses and loan origination fees. The decrease is primarily attributable to an increase in investment losses over the comparable periods in 2017.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$387,771	$2,275	2.35%	$775,156	$2,090	1.08%
Financial instruments owned	1,171,440	5,733	1.96%	1,569,744	4,371	1.11%
Margin balances	1,323,964	13,066	3.95%	1,240,582	9,919	3.20%
Investment portfolio	8,004,215	66,825	3.34%	6,920,316	48,072	2.78%
Loans	8,111,469	78,766	3.88%	6,610,602	54,006	3.27%
Other interest-bearing assets	747,427	3,095	1.66%	667,064	(596)	(0.36%)
Total interest-earning assets/interest income	$19,746,286	$169,760	3.44%	$17,783,464	$117,862	2.65%
Interest-bearing liabilities:
Short-term borrowings	$35,251	$255	2.89%	$128,821	$683	2.12%
Stock loan	497,081	2,022	1.63%	365,932	801	0.88%
Senior notes (Stifel Financial)	1,015,714	11,248	4.43%	800,000	8,655	4.33%
Stifel Capital Trusts	67,500	715	4.24%	67,500	504	2.99%
Deposits	14,003,177	25,856	0.74%	12,405,791	4,770	0.15%
FHLB	1,028,789	4,232	1.65%	796,033	1,255	0.63%
Other interest-bearing liabilities	1,027,141	4,140	1.61%	936,247	957	0.41%
Total interest-bearing liabilities/interest expense	$17,674,653	48,468	1.10%	$15,500,324	17,625	0.45%
Net interest income/margin		$121,292	2.46%		$100,237	2.25%

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$391,421	$5,807	1.98%	$683,042	$4,186	0.82%
Financial instruments owned	1,181,295	15,645	1.77%	1,175,800	12,953	1.47%
Margin balances	1,303,902	36,322	3.71%	1,255,269	27,124	2.88%
Investment portfolio	7,751,000	185,263	3.19%	6,597,177	136,123	2.75%
Loans	7,622,413	210,790	3.69%	6,290,932	147,495	3.13%
Other interest-bearing assets	775,449	8,088	1.39%	662,436	(115)	(0.02%)
Total interest-earning assets/interest income	$19,025,480	$461,915	3.24%	$16,664,656	$327,766	2.62%
Interest-bearing liabilities:
Short-term borrowings	$99,037	$1,868	2.51%	$159,103	$2,176	1.82%
Stock loan	434,538	5,771	1.77%	350,816	2,853	1.08%
Senior notes (Stifel Financial)	1,015,714	33,488	4.40%	800,000	24,935	4.16%
Stifel Capital Trusts	67,500	2,014	3.98%	67,500	1,473	2.91%
Deposits	13,529,200	49,329	0.49%	11,810,425	8,424	0.10%
FHLB	925,075	10,579	1.52%	773,648	5,771	0.99%
Other interest-bearing liabilities	1,010,782	9,151	1.21%	1,022,891	4,533	0.59%
Total interest-bearing liabilities/interest expense	$17,081,846	112,200	0.88%	$14,984,383	50,165	0.45%
Net interest income/margin		$349,715	2.45%		$277,601	2.22%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2018, net interest income increased to $121.3 million from $100.2 million during the comparable period in 2017. For the nine months ended September 30, 2018, net interest income increased to $349.7 million from $277.6 million during the comparable period in 2017.

For the three months ended September 30, 2018, interest revenue increased 44.0% to $169.8 million from $117.9 million in the comparable period in 2017, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $16.2 billion during the three months ended September 30, 2018 compared to $13.9 billion during the comparable period in 2017 at average interest rates of 3.61% and 2.98%, respectively.

For the nine months ended September 30, 2018, interest revenue increased 40.9% to $461.9 million from $327.8 million in the comparable period in 2017, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $15.5 billion during the nine months ended September 30, 2018 compared to $13.2 billion during the comparable period in 2017 at average interest rates of 3.43% and 2.89%, respectively.

For the three months ended September 30, 2018, interest expense increased 175.0% to $48.5 million from $17.6 million during the comparable period in 2017. For the nine months ended September 30, 2018, interest expense increased 123.7% to $112.2 million from $50.2 million in the comparable period in 2017. The increase is primarily attributable to an increase in interest-bearing liabilities at Stifel Bancorp (deposits and FHLB advances) and the issuance of 5.20% senior notes in October 2017.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$422,324	$448,410	(5.8)	$1,322,387	$1,338,673	(1.2)
Occupancy and equipment rental	54,035	57,427	(5.9)	165,226	167,864	(1.6)
Communications and office supplies	33,330	34,650	(3.8)	103,468	102,686	0.8
Commissions and floor brokerage	11,338	11,232	0.9	30,798	33,187	(7.2)
Other operating expenses	76,785	61,311	25.2	231,122	209,581	10.3
Total non-interest expenses	$597,812	$613,030	(2.5)	$1,853,001	$1,851,991	0.1

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

For the three months ended September 30, 2018, compensation and benefits expense decreased 5.8% to $422.3 million from $448.4 million during the comparable period in 2017. For the nine months ended September 30, 2018, compensation and benefits expense decreased 1.2% to $1.32 billion from $1.34 billion during the comparable period in 2017.

Compensation and benefits expense as a percentage of net revenues was 57.2% and 59.3% for the three and nine months ended September 30, 2018, respectively, compared to 62.2% and 63.1% for the three and nine months ended September 30, 2017, respectively. The decrease is primarily attributable to growth of our higher margin businesses and the acceleration of compensation expense in the prior year related to actions taken in response to US Tax Reform.

Occupancy and equipment rental – For the three months ended September 30, 2018, occupancy and equipment rental expense decreased 5.9% to $54.0 million from $57.4 million during the comparable period in 2017. For the nine months ended September 30, 2018, occupancy and equipment rental expense decreased 1.6% to $165.2 million from $167.9 million during the comparable period in 2017.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2018, communications and office supplies expense decreased 3.8% to $33.3 million from $34.7 million during the comparable period in 2017. For the nine months ended September 30, 2018, communications and office supplies expense increased 0.8% to $103.5 million from $102.7 million during the comparable period in 2017. The increase is primarily attributable to an increase in communication and quote and office supplies.

Commissions and floor brokerage – For the three months ended September 30, 2018, commissions and floor brokerage expense increased 0.9% to $11.3 million from $11.2 million during the comparable period in 2017. For the nine months ended September 30, 2018, commissions and floor brokerage expense decreased 7.2% to $30.8 million from $33.2 million during the comparable period in 2017. The decrease is primarily attributable to a decrease in trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2018, other operating expenses increased 25.2% to $76.8 million from $61.3 million during the comparable period in 2017. The increase is primarily attributable to the adoption of the new revenue standard that requires gross presentation of certain costs that were previously offset against revenue that added approximately $9.7 million to other operating expenses for during three months ended September 30, 2018; and an increase in professional fees, subscriptions, and advertising expense, partially offset by a decrease in the provision for loan losses and FDIC insurance.

For the nine months ended September 30, 2018, other operating expenses increased 10.3% to $231.1 million from $209.6 million during the comparable period in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added $25.9 million to other operating expenses for the nine months ended September 30, 2018; and an increase in professional fees, travel costs, subscriptions, and advertising expense, partially offset by a decrease in the provision for loan losses and FDIC insurance.

Provision for income taxes – For the three and nine months ended September 30, 2018, our provision for income taxes was $36.7 million and $98.5 million, representing an effective tax rate of 26.1% and 26.0%, respectively, compared to $41.6 million and $85.5 million for the comparable periods in 2017, representing an effective tax rate of 38.5% and 31.6%, respectively. The provision for income taxes for the three and nine months ended September 30, 2018 was primarily impacted by the tax reform enacted in the fourth quarter of 2017 that, among other things, lowered the federal corporate income tax rate from 35% to 21%.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp, Inc.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through our bank subsidiaries, which provide residential, consumer, and commercial lending, as well as Federal Depository Insurance Corporation (“FDIC”)-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$117,795	$115,410	2.1	23.6%	25.4%
Principal transactions	41,023	42,924	(4.4)	8.3	9.5
Brokerage revenues	158,818	158,334	0.3	31.9	34.9
Asset management and service fees	200,735	179,830	11.6	40.3	39.6
Investment banking	7,722	9,072	(14.9)	1.6	2.0
Interest	161,133	116,014	38.9	32.3	25.6
Other income	3,545	3,491	1.5	0.7	0.8
Total revenues	531,953	466,741	14.0	106.8	102.9
Interest expense	33,792	13,183	156.3	6.8	2.9
Net revenues	498,161	453,558	9.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	241,713	222,621	8.6	48.5	49.1
Occupancy and equipment rental	26,428	24,770	6.7	5.3	5.5
Communication and office supplies	14,593	13,876	5.2	2.9	3.1
Commissions and floor brokerage	4,884	4,978	(1.9)	1.0	1.1
Other operating expenses	27,166	25,557	6.3	5.5	5.5
Total non-interest expenses	314,784	291,802	7.9	63.2	64.3
Income before income taxes	$183,377	$161,756	13.4	36.8%	35.7%

	September 30,
	2018	2017
Branch offices (actual)	368	356
Financial advisors (actual)	2,194	2,136
Independent contractors (actual)	104	116

Nine months Ended September 30, 2018 Compared with Nine months Ended September 30, 2017

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$355,129	$356,331	(0.3)	24.0%	26.4%
Principal transactions	125,713	141,582	(11.2)	8.5	10.5
Brokerage revenues	480,842	497,913	(3.4)	32.5	36.9
Asset management and service fees	596,081	515,383	15.7	40.2	38.2
Investment banking	23,459	31,567	(25.7)	1.6	2.3
Interest	440,252	321,152	37.1	29.7	23.8
Other income	9,898	15,193	(34.9)	0.7	1.2
Total revenues	1,550,532	1,381,208	12.3	104.7	102.4
Interest expense	69,469	32,928	111.0	4.7	2.4
Net revenues	1,481,063	1,348,280	9.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	721,352	680,250	6.0	48.7	50.5
Occupancy and equipment rental	78,082	76,396	2.2	5.3	5.7
Communication and office supplies	46,315	42,113	10.0	3.1	3.1
Commissions and floor brokerage	13,797	14,857	(7.1)	0.9	1.1
Other operating expenses	73,474	77,619	(5.3)	5.0	5.7
Total non-interest expenses	933,020	891,235	4.7	63.0	66.1
Income before income taxes	$548,043	$457,045	19.9	37.0%	33.9%

NET REVENUES

For the three months ended September 30, 2018, Global Wealth Management net revenues increased 9.8% to a record $498.2 million from $453.6 million for the comparable period in 2017. For the nine months ended September 30, 2018, Global Wealth Management net revenues increased 9.8% to $1.5 billion from $1.3 billion for the comparable period in 2017. The increase in net revenues over the comparable periods in 2017 is primarily attributable to an increase in net interest income and growth in asset management and service fees; partially offset by a decrease in investment banking revenues. . Net revenues for the nine months ended September 30, 2018 have been negatively impacted by a decrease in brokerage revenues from the comparable period in 2017.

Commissions – For the three months ended September 30, 2018, commission revenues increased 2.1% to $117.8 million from $115.4 million in the comparable period in 2017. For the nine months ended September 30, 2018, commission revenues decreased 0.3% to $355.1 million from $356.3 million in the comparable period in 2017.

Principal transactions – For the three months ended September 30, 2018, principal transactions revenues decreased 4.4% to $41.0 million from $42.9 million in the comparable period in 2017. For the nine months ended September 30, 2018, principal transactions revenues decreased 11.2% to $125.7 million from $141.6 million in the comparable period in 2017.

Brokerage revenues - For the three months ended September 30, 2018, brokerage revenues increased 0.3% to $158.8 million from $158.3 million in the comparable period in 2017.  For the nine months ended September 30, 2018, brokerage revenues decreased 3.4% to $480.8 million from $497.9 million in the comparable period in 2017. Brokerage revenues were impacted by continued migration of client activity from brokerage to asset management activities.

Asset management and service fees – For the three months ended September 30, 2018, asset management and service fees increased 11.6% to $200.7 million from $179.8 million in the comparable period in 2017. For the nine months ended September 30, 2018, asset management and service fees increased 15.7% to $596.1 million from $515.4 million in the comparable period in 2017. The increase is primarily a result of continued migration to fee-based accounts and our continued expansion in the asset management business.

Fee-based account revenues, which are included within asset management and service fee revenues, are primarily billed based on asset values at the beginning of the period. The value of assets in fee-based accounts including Asset Management at September 30, 2018 increased 15.7% to $96.0 billion from $83.0 billion at September 30, 2017.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 14.9% to $7.7 million for the three months ended September 30, 2018 from $9.1 million during the comparable period in 2017. For the nine months ended September 30, 2018, investment banking revenues decreased 25.7% to $23.5 million from $31.6 million during the comparable period in 2017. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2018, interest revenue increased 38.9% to $161.1 million from $116.0 million in the comparable period in 2017. For the nine months ended September 30, 2018, interest revenue increased 37.1% to $440.3 million from $321.2 million during the comparable period in 2017. The increase is primarily due to a growth of interest-earning assets at Stifel Bancorp, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended September 30, 2018, other income of $3.5 million was consistent with the comparable period in 2017. For the nine months ended September 30, 2018, other income decreased 34.9% to $9.9 million from $15.2 million during the comparable period in 2017.

Interest expense – For the three months ended September 30, 2018, interest expense increased 156.3% to $33.8 million from $13.2 million during the comparable period in 2017. For the nine months ended September 30, 2018, interest expense increased 111.0% to $69.5 million from $32.9 million during the comparable period in 2017. The increase in interest expense is primarily attributable to an increase in interest-earning liabilities at Stifel Bancorp from the comparable periods in 2017.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$29,383	$151	2.06%	$296,358	$916	1.24%
U.S. government agencies	6,733	25	1.49	—	—	—
U.S. Treasuries	1,900	7	1.47	—	—	—
State and political subdivisions:
Non-taxable (1)	73,226	364	1.99	74,974	431	2.30
Mortgage-backed securities	1,668,433	9,098	2.18	1,876,477	10,012	2.13
Corporate bonds	1,286,710	9,173	2.85	1,037,866	6,095	2.35
Asset-backed securities	4,967,213	48,158	3.88	3,930,999	31,534	3.21
Federal Home Loan Bank ("FHLB") and other capital stock	73,863	773	4.19	62,398	563	3.61
Loans (2)
Securities-based loans	1,848,213	18,202	3.94	1,740,510	13,466	3.09
Commercial and industrial	2,950,203	34,071	4.62	2,275,826	22,510	3.96
Residential real estate	2,753,661	19,812	2.88	2,296,033	15,244	2.66
Commercial real estate	192,355	2,395	4.98	72,422	735	4.06
Home equity lines of credit	24,118	290	4.81	14,709	151	4.11
Construction and land	64,200	857	5.34	17,516	177	4.04
Other	54,200	679	5.01	40,342	406	4.03
Loans held for sale	224,519	2,460	4.38	153,244	1,317	3.44
Total interest-earning assets (3)	$16,218,930	$146,515	3.61%	$13,889,674	$103,557	2.98%
Cash and due from banks	14,944			11,958
Other non interest-earning assets	144,687			304,732
Total assets	$16,378,561			$14,206,364
Liabilities and stockholder's equity:
Deposits:
Money market	$11,980,962	$15,877	0.53%	$12,182,061	$4,683	0.15%
Demand deposits	478,486	1,722	1.44	221,463	73	0.13
Time deposits	1,535,836	8,221	2.14	2,264	14	2.47
Savings	7,893	36	1.82	3	—	—
FHLB advances	1,028,789	4,232	1.65	796,033	1,255	0.63
Other borrowings	28,129	223	3.17	16,236	232	5.72
Total interest-bearing liabilities (3)	15,060,095	30,311	0.81%	13,218,060	6,257	0.19%
Non-interest-bearing liabilities	79,424			15,120
Other non-interest bearing liabilities	99,557			28,235
Total liabilities	15,239,076			13,261,415
Stockholder's equity	1,139,485			944,949
Total liabilities and stockholder's equity	$16,378,561			$14,206,364
Net interest income/spread		$116,204	2.80%		$97,300	2.79%
Net interest margin			2.87%			2.80%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$29,383	$420	1.91%	$269,697	$2,010	0.99%
U.S. government agencies	2,269	25	1.47	—	—	—
U.S. Treasuries	640	7	1.46	—	—	—
State and political subdivisions:
Non-taxable (1)	73,635	981	1.78	75,170	1,786	3.17
Mortgage-backed securities	1,699,462	27,741	2.18	1,947,488	31,617	2.16
Corporate bonds	1,275,929	26,004	2.72	945,731	16,221	2.29
Asset-backed securities	4,699,065	130,505	3.70	3,628,788	86,499	3.18
Federal Home Loan Bank ("FHLB") and other capital stock	68,783	2,042	3.96	60,404	1,219	2.69
Loans (2)
Securities-based loans	1,826,920	50,694	3.70	1,719,323	36,709	2.85
Commercial and industrial	2,673,867	89,563	4.47	1,985,159	57,798	3.88
Residential real estate	2,688,638	56,869	2.82	2,271,763	44,864	2.63
Commercial real estate	133,874	4,507	4.49	75,214	2,072	3.67
Home equity lines of credit	18,537	643	4.62	14,926	415	3.71
Construction and land	31,064	1,181	5.07	15,674	447	3.80
Other	34,487	1,178	4.55	42,538	1,367	4.28
Loans held for sale	215,026	6,155	3.82	166,335	3,823	3.06
Total interest-earning assets (3)	$15,471,579	$398,515	3.43%	$13,218,210	$286,847	2.89%
Cash and due from banks	15,544			13,259
Other non interest-earning assets	217,332			348,465
Total assets	$15,704,455			$13,579,934
Liabilities and stockholder's equity:
Deposits:
Money market	$12,452,063	$35,096	0.38%	$11,606,471	$8,255	0.09%
Demand deposits	360,358	2,917	1.08	200,954	123	0.08
Time deposits	699,603	11,060	2.11	2,996	46	2.05
Savings	17,176	256	1.99	4	—	—
FHLB advances	925,075	10,579	1.52	773,648	5,771	0.99
Other borrowings	20,166	576	3.81	16,261	538	4.41
Total interest-bearing liabilities (3)	14,474,441	60,484	0.56%	12,600,334	14,733	0.16%
Non-interest-bearing liabilities	49,502			13,608
Other non-interest bearing liabilities	69,135			25,960
Total liabilities	14,593,078			12,639,902
Stockholder's equity	1,111,377			940,032
Total liabilities and stockholder's equity	$15,704,455			$13,579,934
Net interest income/spread		$338,031	2.87%		$272,114	2.73%
Net interest margin			2.91%			2.74%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2018 compared to the three and nine month periods ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(3,261)	$2,496	$(765)	$(3,208)	$1,618	$(1,590)
U.S. government agencies	13	12	25	13	12	25
U.S. Treasuries	4	3	7	4	3	7
State and political - non-taxable	(10)	(57)	(67)	(36)	(769)	(805)
Mortgage-backed securities	(1,141)	227	(914)	(4,051)	175	(3,876)
Corporate bonds	1,626	1,452	3,078	6,356	3,427	9,783
Asset-backed securities	9,280	7,344	16,624	28,212	15,794	44,006
FHLB and other capital stock	113	97	210	188	635	823
Loans
Securities-based loans	875	3,861	4,736	2,416	11,569	13,985
Commercial and industrial	7,384	4,177	11,561	22,156	9,609	31,765
Residential real estate	3,217	1,351	4,568	8,654	3,351	12,005
Commercial real estate	1,461	199	1,660	1,896	539	2,435
Home equity lines of credit	110	29	139	113	115	228
Construction and land	608	72	680	548	186	734
Other	159	114	273	(284)	95	(189)
Loans held for sale	718	425	1,143	1,268	1,064	2,332
	$21,156	$21,802	$42,958	$64,245	$47,423	$111,668
Interest expense:
Deposits:
Money market	$(77)	$11,271	$11,194	$644	$26,197	$26,841
Demand deposits	171	1,478	1,649	169	2,625	2,794
Time deposits	8,208	(1)	8,207	11,012	2	11,014
Savings	35	1	36	254	2	256
FHLB advances	459	2,518	2,977	1,292	3,516	4,808
Other borrowings	508	(517)	(9)	88	(50)	38
	$9,304	$14,750	$24,054	$13,459	$32,292	$45,751

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

For the three months ended September 30, 2018, interest revenue of $146.5 million was generated from average interest-earning assets of $16.2 billion at an average interest rate of 3.61%. Interest revenue of $103.6 million for the comparable period in 2017 was generated from average interest-earning assets of $13.9 billion at an average interest rate of 2.98%.

For the nine months ended September 30, 2018, interest revenue of $398.5 million was generated from average interest-earning assets of $15.5 billion at an average interest rate of 3.43%. Interest revenue of $286.8 million for the comparable period in 2017 was generated from average interest-earning assets of $13.2 billion at an average interest rate of 2.89%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended September 30, 2018 was $15.1 billion at an average interest rate of 0.81%. The average balance of interest-bearing liabilities for the comparable period in 2017 was $13.2 billion at an average interest rate of 0.19%. The average balance of interest-bearing liabilities during the nine months ended September 30, 2018 was $14.5 billion at an average interest rate of 0.56%. The average balance of interest-bearing liabilities for the comparable period in 2017 was $12.6 billion at an average interest rate of 0.16%.

The growth in Stifel Bancorp has been primarily funded by the growth in deposits associated with brokerage customers of Stifel. At September 30, 2018, the balance of Stifel brokerage customer deposits at Stifel Bancorp was $13.6 billion compared to $12.9 billion at September 30, 2017.

See “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2018, Global Wealth Management non-interest expenses increased 7.9% to $314.8 million from $291.8 million for the comparable period in 2017. For the nine months ended September 30, 2018, Global Wealth Management non-interest expenses increased 4.7% to $933.0 million from $891.2 million for the comparable period in 2017.

Compensation and benefits – For the three months ended September 30, 2018, compensation and benefits expense increased 8.6% to $241.7 million from $222.6 million during the comparable period in 2017. For the nine months ended September 30, 2018, compensation and benefits expense increased 6.0% to $721.4 million from $680.3 million during the comparable period in 2017. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 48.5% and 48.7% for the three and nine months ended September 30, 2018, respectively, compared to 49.1% and 50.5% for the comparable periods in 2017, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2018, occupancy and equipment rental expense increased 6.7% to $26.4 million from $24.8 million during the comparable period in 2017. For the nine months ended September 30, 2018, occupancy and equipment rental expense increased 2.2% to $78.1 million from $76.4 million during the comparable period in 2017. The increase is primarily attributable an increase in locations over the comparable period in 2017.

Communications and office supplies – For the three months ended September 30, 2018, communications and office supplies expense increased 5.2% to $14.6 million from $13.9 million during the comparable period in 2017. For the nine months ended September 30, 2018, communications and office supplies expense increased 10.0% to $46.3 million from $42.1 million during the comparable period in 2017. The increase is primarily attributable to higher communication expenses associated with the growth of the business.

Commissions and floor brokerage – For the three months ended September 30, 2018, commissions and floor brokerage expense decreased 1.9% to $4.9 million from $5.0 million during the comparable period in 2017. For the nine months ended September 30, 2018, commissions and floor brokerage expense decreased 7.1% to $13.8 million from $14.9 million during the comparable period in 2017. The decrease is primarily attributable to lower clearing expenses.

Other operating expenses – For the three months ended September 30, 2018, other operating expenses increased 6.3% to $27.2 million from $25.6 million during the comparable period in 2017. For the nine months ended September 30, 2018, other operating expenses decreased 5.3% to $73.5 million from $77.6 million during the comparable period in 2017. The decrease in other operating expenses from the comparable period in 2017 is primarily attributable to a decrease in the provision for loan losses and insurance expense, partially offset by higher advertising costs, travel expenses, and professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2018, income before income taxes increased 13.4% to a $183.4 million from $161.8 million during the comparable period in 2017. For the nine months ended September 30, 2018, income before income taxes increased 19.9% to a record $548.0 million from $457.0 million during the comparable period in 2017.

Profit margins (income before income taxes as a percent of net revenues) have increased to 36.8% and 37.0% for the three and nine months ended September 30, 2018 from 35.7% and 33.9% during the comparable periods in 2017. The increase in profit margins from the comparable periods in 2017 is primarily due to the growth of our higher margin businesses.

Results of Operations – Institutional Group

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$40,220	$47,202	(14.8)	16.4%	17.8%
Principal transactions	42,130	44,086	(4.4)	17.1	16.7
Brokerage revenues	82,350	91,288	(9.8)	33.5	34.5
Capital raising	85,553	70,850	20.8	34.8	26.8
Advisory fees	75,717	101,982	(25.8)	30.8	38.5
Investment banking	161,270	172,832	(6.7)	65.6	65.3
Interest	5,183	3,550	46.0	2.1	1.3
Other income	2,477	1,194	107.5	1.0	0.5
Total revenues	251,280	268,864	(6.5)	102.2	101.6
Interest expense	5,328	4,117	29.4	2.2	1.6
Net revenues	245,952	264,747	(7.1)	100.0	100.0
Non-interest expenses:
Compensation and benefits	146,187	158,926	(8.0)	59.4	60.0
Occupancy and equipment rental	11,763	11,902	(1.2)	4.8	4.5
Communication and office supplies	15,789	14,717	7.3	6.4	5.6
Commissions and floor brokerage	6,453	6,254	3.2	2.6	2.4
Other operating expenses	31,455	21,231	48.2	12.9	8.0
Total non-interest expenses	211,647	213,030	(0.6)	86.1	80.5
Income before income taxes	$34,305	$51,717	(33.7)	13.9%	19.5%

Nine months Ended September 30, 2018 Compared with Nine months Ended September 30, 2017

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017
Revenues:
Commissions	$135,563	$153,819	(11.9)	17.6%	19.8%
Principal transactions	144,206	157,988	(8.7)	18.8	20.3
Brokerage revenues	279,769	311,807	(10.3)	36.4	40.1
Capital raising	222,666	225,071	(1.1)	29.0	28.9
Advisory fees	260,312	237,379	9.7	33.8	30.5
Investment banking	482,978	462,450	4.4	62.8	59.4
Interest	13,880	11,095	25.1	1.8	1.4
Other income	6,583	4,621	42.5	0.9	0.6
Total revenues	783,210	789,973	(0.9)	101.9	101.5
Interest expense	14,355	11,606	23.7	1.9	1.5
Net revenues	768,855	778,367	(1.2)	100.0	100.0
Non-interest expenses:
Compensation and benefits	455,515	467,098	(2.5)	59.2	60.0
Occupancy and equipment rental	35,269	35,546	(0.8)	4.6	4.6
Communication and office supplies	51,292	45,627	12.4	6.7	5.9
Commissions and floor brokerage	17,001	18,330	(7.3)	2.2	2.4
Other operating expenses	94,879	67,285	41.0	12.4	8.5
Total non-interest expenses	653,956	633,886	3.2	85.1	81.4
Income before income taxes	$114,899	$144,481	(20.5)	14.9%	18.6%

NET REVENUES

For the three months ended September 30, 2018, Institutional Group net revenues decreased 7.1% to $246.0 million from $264.7 million for the comparable period in 2017.  For the nine months ended September 30, 2018, Institutional Group net revenues decreased 1.2% to $768.9 million from $778.4 million during the comparable period in 2017.

The decrease in net revenues over the comparable periods in 2017 was primarily attributable to a decrease in fixed income and equity brokerage revenues.

Commissions – For the three months ended September 30, 2018, commission revenues decreased 14.8% to $40.2 million from $47.2 million in the comparable period in 2017. For the nine months ended September 30, 2018, commission revenues decreased 11.9% to $135.6 million from $153.8 million in the comparable period in 2017.

Principal transactions – For the three months ended September 30, 2018, principal transactions revenues decreased 4.4% to $42.1 million from $44.1 million in the comparable period in 2017. For the nine months ended September 30, 2018, principal transaction revenues decreased 8.7% to $144.2 million from $158.0 million in the comparable period in 2017.

Brokerage revenues – For the three months ended September 30, 2018, institutional brokerage revenues decreased 9.8% to $82.4 million from $91.3 million in the comparable period in 2017. For the nine months ended September 30, 2018, institutional brokerage revenues decreased 10.3% to $279.8 million from $311.8 million in the comparable period in 2017.  Brokerage revenues were impacted by lower market volatility and continued migration from active to passive management strategies.

For the three months ended September 30, 2018, fixed income institutional brokerage revenues decreased 16.6% to $38.4 million from $46.1 million in the comparable period in 2017. For the nine months ended September 30, 2018, fixed income brokerage revenues decreased 12.0% to $142.5 million from $161.9 million in the comparable period in 2017. The decrease is primarily attributable to lower fixed income trading volumes from the comparable period in 2017.

For the three months ended September 30, 2018, equity institutional brokerage revenues decreased 2.9% to $43.9 million from $45.2 million during the comparable period in 2017. For the nine months ended September 30, 2018, equity brokerage revenues decreased 8.4% to $137.3 million from $149.9 million during the comparable period in 2017. The decrease is primarily attributable to reduced market volatility and continued migration from active to passive management strategies.

Investment banking – For the three months ended September 30, 2018, investment banking revenues decreased 6.7% to $161.3 million from $172.8 million during the comparable period in 2017. The decrease is primarily attributable to lower advisory fees and fixed income capital raising revenues, partially offset by an increase in equity capital raising revenues over the comparable period in 2017. For the nine months ended September 30, 2018, investment banking revenues increased 4.4% to $483.0 million from $462.5 million during the comparable period in 2017. The increase is primarily attributable to an increase in advisory fee revenues and equity capital raising revenues, partially offset by a decrease in fixed income capital raising revenues. Investment banking revenues were positively impacted by the adoption of the new revenue recognition standard in 2018 that requires gross presentation of certain costs that were previously offset against investment banking revenues.

For the three months ended September 30, 2018, capital raising revenues increased 20.8% to $85.6 million from $70.9 million in the comparable period in 2017. For the nine months ended September 30, 2018, capital raising revenues decreased 1.1% to $222.7 million from $225.1 million in the comparable period in 2017.

For the three months ended September 30, 2018, equity capital raising revenues increased 50.2% to $65.0 million from $43.3 million during the comparable period in 2017. For the nine months ended September 30, 2018, equity capital raising revenues increased 29.5% to $161.8 million from $124.9 million during the comparable period in 2017. The increase was primarily attributable to the adoption of the new revenue recognition standard in 2018 and an increase in the average fees per deal over the comparable periods in 2017.

For the three months ended September 30, 2018, fixed income capital raising revenues decreased 25.5% to $20.6 million from $27.6 million during the comparable period in 2017. For the nine months ended September 30, 2018, fixed income capital raising revenues decreased 39.2% to $60.9 million from $100.2 million during the comparable period in 2017. The decrease is primarily attributable to a decrease in the municipal bond origination business.

For the three months ended September 30, 2018, advisory fee revenues decreased 25.8% to $75.7 million from $102.0 million in the comparable period in 2017. The decrease is primarily attributable to a decline in the number of advisory transactions from the comparable period in 2017, partially offset by the growth in our fund placement business.

For the nine months ended September 30, 2018, advisory fees increased 9.7% to $260.3 million from $237.4 million in the comparable period in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2017, including growth in our fund placement business.

Interest – For the three months ended September 30, 2018, interest increased 46.0% to $5.2 million from $3.6 million in the comparable period in 2017. For the nine months ended September 30, 2018, interest increased 25.1% to $13.9 million from $11.1 million during the comparable period in 2017.

Other income – For the three months ended September 30, 2018, other income increased 107.5% to $2.5 million from $1.2 million in the comparable period in 2017. For the nine months ended September 30, 2018, other income increased 42.5% to $6.6 million from $4.6 million during the comparable period in 2017.

Interest expense – For the three months ended September 30, 2018, interest expense increased 29.4% to $5.3 million from $4.1 million in the comparable period in 2017. For the nine months ended September 30, 2018, interest expense increased 23.7% to $14.4 million from $11.6 million in the comparable period in 2017.

NON-INTEREST EXPENSES

For the three months ended September 30, 2018, Institutional Group non-interest expenses decreased 0.6% to $211.6 million from $213.0 million for the comparable period in 2017. For the nine months ended September 30, 2018, Institutional Group non-interest expenses increased 3.2% to $654.0 million from $633.9 million during the comparable period in 2017.

Compensation and benefits – For the three months ended September 30, 2018, compensation and benefits expense decreased 8.0% to $146.2 million from $158.9 million during the comparable period in 2017. For the nine months ended September 30, 2018, compensation and benefits expense decreased 2.5% to $455.5 million from $467.1 million during the comparable period in 2017.

Compensation and benefits expense as a percentage of net revenues was 59.4% and 59.2% for the three and nine months ended September 30, 2018, respectively, compared to 60.0% and 60.0% for comparable periods in 2017, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2018, occupancy and equipment rental expense decreased 1.2% to $11.8 million from $11.9 million during the comparable period in 2017. For the nine months ended September 30, 2018, occupancy and equipment rental expense decreased 0.8% to $35.3 million from $35.5 million during the comparable period in 2017.

Communications and office supplies – For the three months ended September 30, 2018, communications and office supplies expense increased 7.3% to $15.8 million from $14.7 million during the comparable period in 2017. For the nine months ended September 30, 2018, communications and office supplies expense increased 12.4% to $51.3 million from $45.6 million during the comparable period in 2017. The increase is primarily attributable to an increase in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended September 30, 2018, commissions and floor brokerage expense increased 3.2% to $6.5 million from $6.3 million during the comparable period in 2017. The increase is primarily attributable to higher clearing expense, partially offset by lower electronic execution pricing. For the nine months ended September 30, 2018, commissions and floor brokerage expense decreased 7.3% to $17.0 million from $18.3 million during the comparable period in 2017. The decrease is primarily attributable to lower electronic execution pricing.

Other operating expenses – For the three months ended September 30, 2018, other operating expenses increased 48.2% to $31.5 million from $21.2 million during the comparable period in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added approximately $9.7 million to other operating expenses and an increase in professional fees; partially offset by a decrease in travel costs.

For the nine months ended September 30, 2018, other operating expenses increased 41.0% to $94.9 million from $67.3 million during the comparable period in 2017. The increase for the nine months ended September 30, 2018 over the comparable period in 2017 is primarily due to the previously disclosed adoption of the new revenue recognition standard that added approximately $25.9 million to other operating expenses and an increase in travel costs and professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2018, income before income taxes for the Institutional Group segment decreased 33.7% to $34.3 million from $51.7 million during the comparable period in 2017. For the nine months ended September 30, 2018, income before income taxes for the Institutional Group segment decreased 20.5% to $114.9 million from $144.5 million during the comparable period in 2017.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 13.9% for the three months ended September 30, 2018 from 19.5% during the comparable period in 2017 as a result of lower revenues in the third quarter of 2018.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 14.9% for nine months ended September 30, 2018 from 18.6% during the comparable period in 2017 as a result of an increase in expenses and lower revenues.

Results of Operations – Other Segment

Three and Nine months Ended September 30, 2018 Compared with Three and Nine months Ended September 30, 2017

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net revenues	$(5,771)	$2,864	(301.5)	$(18,486)	$(4,300)	(329.9)
Non-interest expenses:
Compensation and benefits	34,425	66,862	(48.5)	145,521	191,324	(23.9)
Other operating expenses	36,956	41,336	(10.6)	120,504	135,546	(11.1)
Total non-interest expenses	71,381	108,198	(34.0)	266,025	326,870	(18.6)
Loss before income taxes	$(77,152)	$(105,334)	(26.8)%	$(284,511)	$(331,170)	(14.1)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$5,475	$8,056	(32.0)	$13,289	$30,368	(56.2)
Other operating expenses	6,051	4,725	28.1	26,966	36,899	(26.9)
Total non-interest expenses	$11,526	$12,781	(9.8)%	$40,255	$67,267	(40.2)%
The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest expenses:
Compensation and benefits	$28,950	$58,806	(50.8)	$132,232	$160,956	(17.8)
Other operating expenses	30,905	36,611	(15.6)	93,538	98,647	(5.2)
Total non-interest expenses	$59,855	$95,417	(37.3)%	$225,770	$259,603	(13.0)%

Non-interest expenses for the three months ended September 30, 2018 decreased 37.3% from the comparable period in 2017. The decrease consisted of a 50.8% decrease in compensation and benefits and a 15.6% decrease in other operating expenses. Non-interest expenses for the nine months ended September 30, 2018 decreased 13.0% from the comparable period in 2017. The decrease consisted of a 17.8% decrease in compensation and benefits and a 5.2% decrease in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2018, our total assets increased 11.1% to $23.8 billion from $21.4 billion at December 31, 2017. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2018, our liabilities were comprised primarily of deposits of $14.5 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.0 billion, Federal Home Loan Bank advances of $1.1 billion, payables to customers of $627.7 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $374.5 million, accrued employee compensation of $379.5 million, borrowings of $140.0 million, and trust preferred securities of $67.5 million. To meet our obligations to clients and operating needs, we had $694.3 million in cash and cash equivalents and $8.5 billion in loans (including loans held for sale) at Stifel Bancorp at September 30, 2018. We also had highly liquid assets consisting of held-to-maturity securities of $4.6 billion, available-for-sale securities of $3.3 billion, client brokerage receivables of $1.5 billion, and financial instruments of $1.2 billion.

Cash Flow

Cash, cash equivalents, and restricted cash decreased $71.2 million to $715.9 million at September 30, 2018, from $787.1 million at December 31, 2017. Operating activities used $48.1 million of cash primarily due to an increase in operating assets during the nine months ended September 30, 2018. Investing activities used cash of $1.2 billion due to the growth of our investment portfolio, growth of the loan portfolio, business acquisitions, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $1.2 billion principally due to an increase in bank deposits, securities loaned, and securities sold under agreements to repurchase, partially offset by repurchases of our common stock, tax payments related to shares withheld for our stock-based compensation plans, and dividends paid on our common and preferred stock.

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

Our bank assets consist principally of available-for-sale and held-to-maturity securities, retained loans, and cash and cash equivalents. Stifel Bancorp’s current liquidity needs are generally met through deposits from brokerage clients and equity capital. We monitor the liquidity of our bank subsidiaries daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements, and support asset growth.

As of September 30, 2018, we had $23.8 billion in assets, $11.1 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2018	December 31, 2017	Average Conversion
Cash and cash equivalents	$694,302	$696,283
Receivables from brokers, dealers, and clearing organizations	646,120	459,107	5 days
Securities purchased under agreements to resell	622,361	512,220	1 day
Financial instruments owned at fair value	1,162,275	1,142,831	3 days
Available-for-sale securities at fair value	3,349,607	3,773,508	4 days
Held-to-maturity securities at amortized cost	4,564,453	3,698,098	3 days
Investments	59,819	85,613	10 days
Total cash and assets readily convertible to cash	$11,098,937	$10,367,660

As of September 30, 2018 and December 31, 2017, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2018		December 31, 2017
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$69,082	$—	$44,883	$—
Financial instruments owned at fair value	495,484	497,720	233,704	529,425
Available-for-sale securities at fair value	—	4,029,174	—	4,259,700
	$564,566	$4,526,894	$278,587	$4,789,125

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2018, the maximum number of shares that may yet be purchased under this plan was 6.0 million.

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

Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material business impact. The principal elements of our liquidity management framework are: (a) daily monitoring of our liquidity needs at the holding company and significant subsidiary level, (b) stress testing the liquidity positions of Stifel and our bank subsidiaries, and (c) diversification of our funding sources.

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

At September 30, 2018, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

Liquidity stress testing (Stifel Bancorp) – Our bank subsidiaries perform three primary stress tests on their liquidity position. These stress tests are based on the following company-specific stresses: (1) the amount of deposit run-off that they could withstand over a one-month period of time based on their on-balance sheet liquidity and available credit, (2) the ability to fund operations if all available credit were to be drawn immediately, with no additional available credit, and (3) the ability to fund operations under a regulatory prompt corrective action. The goal of these stress tests is to determine their ability to fund continuing operations under significant pressures on both assets and liabilities.

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2018, available cash and highly liquid investments comprised approximately 17% of Stifel Bancorp’s assets, which was well in excess of its internal target.

In addition to these stress tests, management performs a daily liquidity review. The daily analysis provides management with all major fluctuations in liquidity. The analysis also tracks the proportion of deposits that Stifel Bancorp is sweeping from its affiliated broker-dealer, Stifel. On a monthly basis, liquidity key performance indicators and compliance with liquidity policy limits are reported to the Board of Directors. Our banking subsidiaries have not violated any internal liquidity policy limits.

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

Cash and Cash Equivalents – We held $694.3 million of cash and cash equivalents at September 30, 2018, compared to $696.3 million at December 31, 2017. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.3 billion in available-for-sale investment securities at September 30, 2018, compared to $3.8 billion at December 31, 2017. As of September 30, 2018, the weighted-average life of the investment securities portfolio was approximately 1.6 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2018, we had $14.5 billion in deposits compared to $13.4 billion at December 31, 2017. The growth in deposits is primarily attributable to the increase in brokerage deposits held by our bank subsidiaries. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at September 30, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the nine months ended September 30, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2018, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $1.1 billion as of September 30, 2018 are floating-rate advances. The weighted average interest rates during the three and nine months ended September 30, 2018 on these advances is 1.65% and 1.52%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Unsecured short-term borrowings – On April 26, 2017, we amended our existing Credit Agreement, whereby increasing our revolving credit facility to $200.0 million. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our amended and restatement Credit Agreement, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory excess net capital covenant, as defined, and our bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At September 30, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

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

The Stifel Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At September 30, 2018, there were no advances on the Stifel Credit Facility and we were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $4.0 billion at September 30, 2018 and $59.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2018, outstanding FHLB advances were $1.1 billion. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $2.1 billion with the Fed’s discount window at September 30, 2018. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $13.6 billion at September 30, 2018.

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

On August 31, 2018, the Company completed the acquisition of Business Bancshares, Inc. (“BBI”) and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. Upon the closing of the transaction, the Business Bank of St. Louis was renamed “Stifel Bank” and Business Bancshares, Inc. was renamed “Stifel Bancorp, Inc.” Stifel Bancorp, Inc. (“Stifel Bancorp”) is the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank. Under the terms of the merger agreement, each outstanding share of BBI common stock (except for shares of BBI common stock held by BBI as treasury stock) were converted into the right to receive 0.705 shares of our company’s common stock, with fractional shares settled with cash. We issued approximately 2.0 million shares for acquisition of BBI.

We have paid $67.9 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2018. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2018, and the years ended December 31, 2019, 2020, 2021, 2022, and thereafter are $22.8 million, $78.6 million, $61.9 million, $51.4 million, $45.5 million, and $111.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. In response to the Tax Legislation that was enacted in December 2017, the Company offered certain employees the opportunity to participate in the conversion of certain restricted stock units into restricted stock pursuant to a Modification Award Agreement. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At September 30, 2018, the total number of stock units and restricted stock awards outstanding was 16.6 million, of which 12.9 million were unvested. At September 30, 2018, the total number of performance-based restricted stock units was 0.6 million, of which all were unvested. At September 30, 2018, there was unrecognized compensation cost for stock units of approximately $292.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining three months in 2018, and the years ended December 31, 2019, 2020, 2021, 2022, and thereafter are $21.4 million, $74.3 million, $67.3 million, $52.7 million, $40.2 million, and $36.3 million, respectively. These estimates could change if our forfeitures change from historical levels.

Net Capital Requirements – We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse effect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiaries, Stifel Bank & Trust and Stifel Bank, are also subject to various regulatory capital requirements administered by the federal banking agencies. Our broker-dealer subsidiaries and our bank subsidiaries have consistently operated in excess of their capital adequacy requirements.

At September 30, 2018, Stifel had net capital of $355.9 million, which was 20.0% of aggregate debit items and $320.4 million in excess of its minimum required net capital. At September 30, 2018, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2018, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2018, our bank subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the nine months ending September 30, 2018 of $4.4 million, and anticipate cumulative future cash savings of $52.2 million as of result of the tax amortization of goodwill.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2018, and the daily VaR at September 30, 2018 and December 31, 2017 (in thousands):

	Nine Months Ended September 30, 2018			VAR Calculation at
	High	Low	Daily Average	September 30, 2018	December 31, 2017
Daily VaR	$7,281	$2,422	$4,447	$4,765	$5,636

Stifel Bancorp’s interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bancorp is the matching of assets and liabilities of similar cash flow and repricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bancorp has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bancorp is within the limits established for net interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bancorp’s Board of Directors. Stifel Bancorp utilizes a third-party model to analyze the available data.

The following table illustrates the estimated change in net interest margin at September 30, 2018, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	7.1%
+100	3.4
0	—
-100	(3.3)
-200	(21.0)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2018 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$5,667,104	$254,746	$2,027,797	$695,997
Securities	5,475,377	236,531	1,232,395	1,078,919
Interest-bearing cash	94,007	—	—	—
	$11,236,488	$491,277	$3,260,192	$1,774,916
Interest-bearing liabilities:
Transaction accounts and savings	$12,435,567	$—	$—	$—
Certificates of deposit	1,339,057	409,532	223,800	—
Borrowings	814,000	—	250,000	149,280
	$14,588,624	$409,532	$473,800	$149,280
GAP	(3,352,136)	81,745	2,786,392	1,625,636
Cumulative GAP	$(3,352,136)	$(3,270,391)	$(483,999)	$1,141,637

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.7 billion, and the fair value of the collateral that had been sold or repledged was $495.5 million.

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

Stifel Bancorp extends credit to individual and commercial borrowers through a variety of loan products, including residential and commercial mortgage loans, home equity loans, construction loans, and non-real-estate commercial and consumer loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Stifel Bancorp’s loan policy includes criteria to adequately underwrite, document, monitor, and manage credit risk. Underwriting requires reviewing and documenting the fundamental characteristics of credit, including character, capacity to service the debt, capital, conditions, and collateral. Benchmark capital and coverage ratios are utilized, which include liquidity, debt service coverage, credit, working capital, and capital to asset ratios. Lending limits are established to include individual, collective, committee, and board authority. Monitoring credit risk is accomplished through defined loan review procedures, including frequency and scope.

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

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 2, Part I and “Legal Proceedings” in Item 1, Part II of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiaries are subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the FCA in the United Kingdom. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bancorp is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation ("FDIC") and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bancorp's financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2018 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2018. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 - 31, 2018	77,391	$53.09	77,391	6,240,235
August 1 - 31, 2018	190,150	54.20	190,150	6,050,085
September 1 - 30, 2018	40,864	54.23	40,864	6,009,221
	308,405	$53.93	308,405

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2018, the maximum number of shares that may yet be purchased under this plan was 6.0 million.

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

101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

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

/s/ James M. Marischen
James M. Marischen Chief Financial Officer

Date:  November 6, 2018