Form 10-K
period 2018-12-31
STIFEL FINANCIAL CORP
filed 2019-02-20
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2018, was $3.8 billion.1

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 15, 2019 was 71,878,667.

[1]

In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2018, are incorporated by reference in Part III hereof.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Bank & Trust and Stifel Bank (collectively “Stifel Bancorp”), retail and commercial banks; Stifel Trust Company, N.A. and Stifel Trust Company Delaware, N.A. (collectively, “Stifel Trust”), our trust companies; and 1919 Investment Counsel, LLC  and Ziegler Capital Management, LLC (“ZCM”), asset management firms. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

With a 128-year operating history, we have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

•	Acacia Federal Savings Bank – On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank, a federally chartered savings institution.
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

•	Ziegler Wealth Management (“Ziegler”) – On March 19, 2018, we completed the acquisition of Ziegler, a privately held investment bank, capital markets and proprietary investments firm.
•

Business Bancshares, Inc. (“BBI”) – On August 31, 2018, we completed the acquisition of BBI, and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility. Upon the closing of the transaction, the Business Bank of St. Louis was renamed “Stifel Bank” and Business Bancshares, Inc. was renamed “Stifel Bancorp, Inc.” Stifel Bancorp is the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank.

•

Rand Associates (“Rand”) – On October 1, 2018, the Company completed the acquisition of Rand, an independent investment adviser that provides comprehensive wealth management and investment counsel services to individuals, families, and institutions.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

As of December 31, 2018, we employed over 7,500 associates, including 2,301 financial advisors, of which 101 are independent contractors. Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States and Europe. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom and Europe. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group over the past eleven years.

Consolidated Stifel Branch System

At December 31, 2018, the Private Client Group had a network of 2,200 financial advisors located in 369 branch offices in 45 states and the District of Columbia. In addition, we have 101 independent contractors.

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

We offer securities-based lending through Stifel Bancorp, which allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. The loan requirements are subject to Regulation U of the Board of Governors of the Federal Reserve System (“Regulation U”) and our internal policies, which are typically more restrictive than Regulation U. We establish approved lines and advance rates against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral or reduce debt positions, when necessary. Factors considered in the review of securities-based lending are the amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification, or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral for securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis, and an evaluation of industry concentrations.

Asset Management

Our asset management business offers specialized investment management solutions for institutions, private clients, and investment advisors. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Fees from private client investment portfolios and institutional fees are typically based on asset values at the end of the prior period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Stifel Bancorp

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust. On August 31, 2018, the Company completed the acquisition of BBI and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. The Business Bank of St. Louis now operates as Stifel Bank. Business Bancshares, Inc., which operates as the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank (collectively “bank subsidiaries”) was renamed “Stifel Bancorp, Inc.” Our bank subsidiaries are reported in the Global Wealth Management segment. We have grown retail and commercial bank assets from $145.6 million on the acquisition date to $17.8 billion at December 31, 2018. Through our bank subsidiaries, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe our bank subsidiaries not only help us serve our private clients more effectively by offering them a broader range of services, but also enable us to better utilize our private client cash balances held which are swept to our bank subsidiaries, which is their primary source of funding.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 369 at December 31, 2018, and our branch-based financial advisors from 262 to 2,200 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $269.9 billion at December 31, 2018. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•

Further expand our institutional business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As of December 31, 2018, our research department was ranked the largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•

Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. The merger with TWPG in 2010, our acquisition of Miller Buckfire in 2012, the merger with KBW in 2013, the acquisitions of De La Rosa, Oriel, and Merchant Capital in 2014, and the acquisitions of Eaton Partners and ISM in 2016 have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a middle-market-focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

•

Focus on asset generation within Stifel Bancorp by offering banking services to our clients. We believe the banking services provided through Stifel Bancorp strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to continue focusing on the sale of banking products and services to our private and corporate clients.

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

As we enter our 129th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

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

Rules and Regulations Resulting From the Dodd-Frank Act

Since 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has imposed significant new regulatory and compliance requirements, although some provisions of the Dodd-Frank Act remain subject to further rulemaking proceedings and studies and will take effect over the next several years.

As a result of the Dodd-Frank Act and its implementing regulations, we continue to experience a period of notable change in financial regulation and supervision. These changes could have a significant impact on how we conduct our business. Many regulatory or supervisory policies remain in a state of flux and may be subject to amendment in the near future, particularly due to the President’s executive order issued in February 2017 to evaluate the current regulatory framework, particularly as it relates to the financial services industry. As a result, we cannot specifically quantify the impact that such regulatory or supervisory requirements will have on our business and operations (see Item 1A “Risk Factors” within this report for further discussion of the potential future impact on our operations). In the following sections, we highlight certain of the more significant changes brought about as a result of the Dodd-Frank Act and related measures.

CFPB Oversight

The Consumer Financial Protection Bureau (“CFPB”) has supervisory and enforcement powers under several consumer protection laws, including the: (i) Equal Credit Opportunity Act; (ii) Truth in Lending Act; (iii) Real Estate Settlement Procedures Act; (iv) Fair Credit Reporting Act; (v) Fair Debt Collection Act; (vi) Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and (vii) unfair, deceptive or abusive acts or practices under section 1031 of the Dodd-Frank Act. The CFPB has supervisory authority over Stifel Bank & Trust for its compliance with the various federal consumer protection laws. The CFPB also has authority to promulgate regulations, issue orders, draft policy statements, conduct examinations, and bring enforcement actions. The creation of the CFPB has led to enhanced enforcement of consumer protection laws. To the extent that, as a result of such heightened scrutiny and oversight, we become the subject of any enforcement activity, we may be required to pay fines, incur penalties, or engage in certain remediation efforts.

Stress Tests

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Among other things, the law raises the asset thresholds for Dodd-Frank Act company-run stress testing, liquidity coverage and living will requirements for bank holding companies to $250 billion, subject to the ability of the Federal Reserve to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and the FDIC issued a joint interagency statement regarding the impact of the Economic Growth, Regulatory Relief, and Consumer Protection Act. As a result of this statement and the Economic Growth, Regulatory Relief, and Consumer Protection Act, our bank subsidiaries are no longer subject to Dodd-Frank Act stress testing requirements.

The Volcker Rule

We are subject to the Volcker Rule, a provision of the Dodd-Frank Act, which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies and their affiliates (together, “banking entities”) from engaging in proprietary trading and limits investments in and relationships with hedge funds and private equity funds (“covered funds”). Banking entities must establish a Volcker Rule-specific compliance program. We have adopted a program, which is designed to be effective in ensuring compliance with the Volcker Rule; however, in connection with their examinations, regulators will assess the sufficiency and adequacy of our program.

We maintain a number of private equity investments, some of which meet the definition of covered funds under the Volcker Rule. The conformance period for compliance with the rule with respect to investments in covered funds was July 2017; however, banking entities were able to apply for an extension to provide up to an additional five years to conform investments in certain illiquid funds. The majority of our covered fund investments meet the criteria to be considered an illiquid fund under the Volcker Rule and we received approval from the Fed to continue to hold such investments until July 2022. The extension of the conformance deadline provides us with additional time to realize the value of these investments in due course and to execute appropriate strategies to comply with the Volcker Rule at such time. However, our current focus is on the divestiture of our existing portfolio.

On June 5, 2018, the five federal regulatory agencies having oversight over the Volcker Rule announced publication of proposed amendments to the rule. The notice of proposed rulemaking contains certain revisions to the Volcker Rule’s covered fund restrictions. We are evaluating the proposal to determine the impact such proposal will have, if any, if it becomes effective.

U.S. Capital Rules and Basel III

Our company, as a bank and financial holding company, and our bank subsidiaries are subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bank is subject to various regulatory capital requirements administered by the Federal Reserve and the Missouri Division of Finance. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and Stifel Bancorp’s financial statements.

The OCC, the Federal Reserve, and the FDIC released final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increase the quantity and quality of regulatory capital; (ii) establish a capital conservation buffer; and (iii) make changes to the calculation of risk-weighted assets. The U.S. Basel III Rules became effective for our company and its bank subsidiaries on January 1, 2015, subject to applicable phase-in periods. Based on our current analyses, our company and its bank subsidiaries are well-capitalized. However, the increased capital requirements could restrict our ability to grow or require us to raise additional capital. As a result, our business, results of operations, financial condition, or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of Stifel Bank & Trust and Stifel Bank. Under capital adequacy guidelines, Stifel Bank & Trust and Stifel Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification for Stifel Bank & Trust and Stifel Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by federal banking regulations to ensure capital adequacy require that Stifel Bank & Trust and Stifel Bank maintain minimum amounts and ratios of: (i) Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets; (ii) Tier 1 capital to average assets; and (iii) capital conservation buffers. See Note 19 of the Notes to the Consolidated Financial Statements of this Form 10-K for further information.

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

Fiduciary Duty Standard

In April 2016, the U.S. Department of Labor (the “DOL”) issued a final regulation (the “DOL Rule”) expanding the definition of who is deemed an “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of giving investment advice to a “plan,” “plan participant” or “beneficiary,” as well as under the Internal Revenue Code for individual retirement arrangements and non-ERISA plans (collectively, “qualified plans”). However, in June 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the DOL Rule, and thus it is no longer in effect.

Separately, pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. In April 2018, the SEC proposed Regulation Best Interest. The proposed Regulation Best Interest would, among other things, require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. We anticipate the adoption of any new rule by the SEC will require us to review and possibly modify our compliance activities, which may lead to additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures.

Holding company support

Under the Dodd-Frank Act, the Federal Reserve must require that bank holding companies, such as our company, serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, we in the future could be required to provide financial assistance to its bank subsidiaries should they experience financial distress.

Other regulations applicable to our operations

The SEC is the federal agency charged with administration of the federal securities laws in the U.S. Our broker-dealer subsidiaries are subject to SEC regulations relating to their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business.

Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. The SEC has adopted amendments to its financial stability rules, many of which became effective as of October 2013 and are applicable to our broker-dealer subsidiaries, including changes to the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules.

Financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada and Europe and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”) (i.e., FINRA), the Investment Industry Regulatory Organization of Canada and securities exchanges). These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities regulators may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

Our U.S. broker-dealer subsidiaries are subject to the Securities Investor Protection Act (“SIPA”) and are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC was established under SIPA, and oversees the liquidation of broker-dealers during liquidation or financial distress. The SIPC fund provides protection for cash and securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances. For further discussion of our net capital requirements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the U.S. Our U.S. asset managers are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 as amended, and are also required to make notice filings in certain states. Virtually all aspects of our asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients.

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on our company and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and in some cases, to clients. The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. GDPR expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. We have adopted and disseminated privacy policies, and communicate required information relating to financial privacy and data security, in accordance with applicable law.

In Europe, the Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive (together, “MiFID II”), generally took effect on January 3, 2018, and introduced comprehensive, new trading and market infrastructure reforms in the European Union, including new trading venues, enhancements to pre- and post-trading transparency, and additional investor protection requirements, among others. We have made changes to our European operations, including systems and controls, in order to be in compliance with MiFID II.

Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. Although the full impact of a transition, including the potential or actual discontinuance of LIBOR publication, remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. A transition away from LIBOR may also require extensive changes to the contracts that govern these LIBOR-based products, as well as our systems and processes.

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

Bank Secrecy Act and USA PATRIOT Act of 2001

The Bank Secrecy Act and the USA PATRIOT Act of 2001 (“Patriot Act”) and requirements administered by the Financial Crimes Enforcement Network (“FinCEN”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and initial and on-going due diligence on customers. The Patriot Act also contains financial transparency laws and enhanced information collection tools and enforcement mechanisms for the U.S. government, including: due diligence and record-keeping requirements for private banking and correspondent accounts; standards for obtaining and verifying customer identification at account opening; and rules to produce certain records upon request of a regulator or law enforcement and to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism, money laundering and other crimes. In May 2016, FinCEN issued a new rule that, since May 2018, has required certain financial institutions, including our U.S. bank and broker-dealer subsidiaries, to obtain certain beneficial ownership information from legal entity clients. Failure to meet the requirements of the Bank Secrecy Act, the Patriot Act or FinCEN can lead to supervisory actions including fines.

Executive Officers

Information regarding our executive officers and their ages as of February 15, 2019, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	60	Co-Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	77	Co-Chairman of the Board of Directors
James M. Zemlyak	59	President
Richard J. Himelfarb	77	Vice Chairman and Senior Vice President
Thomas B. Michaud	54	Senior Vice President
Victor J. Nesi	58	President and Director of Institutional Group
Ben A. Plotkin	63	Vice Chairman and Senior Vice President
Mark P. Fisher	49	Senior Vice President and General Counsel
James M. Marischen	39	Senior Vice President and Chief Financial Officer
David D. Sliney	49	Senior Vice President and Chief Operating Officer

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

James M. Zemlyak was named to the Office of the President in June 2014. Mr. Zemlyak served as Chief Financial Officer of our company and Stifel from February 1999 to August 2018. Mr. Zemlyak served as Director of our company from February 1999 to June 2017. Mr. Zemlyak served as our company’s Treasurer from February 1999 to January 2012. Mr. Zemlyak has been Chief Operating Officer of Stifel since August 2002 and Executive Vice President of Stifel since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

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

James M. Marischen was appointed Chief Financial Officer of our company and Stifel in August 2018. Prior thereto, Mr. Marischen served as Senior Vice President and Chief Risk Officer of our company from January 2014 to August 2018. During 2015, Mr. Marischen was named our Chief Accounting Officer. Mr. Marischen served as Executive Vice President and Chief Financial Officer of Stifel Bank & Trust from February 2008 to January 2014. Prior to joining our company in 2008, Mr. Marischen worked in public accounting at KPMG LLP.

David D. Sliney was appointed to Chief Operating Officer of our company in August 2018. Mr. Sliney has been a Senior Vice President of our company since May 2003. In 1997, Mr. Sliney began a Strategic Planning and Finance role with Stifel and has served as a Director of Stifel since May 2003. Mr. Sliney is also responsible for our company’s Operations and Technology departments. Mr. Sliney joined Stifel in 1992, and between 1992 and 1995, Mr. Sliney worked as a fixed income trader and later assumed responsibility for the firm’s Equity Syndicate Department.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. The list of risk factors provided in the following sections is not exhaustive; there may be factors not discussed in the following sections or in this Form 10-K that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining customers, investors, and employees. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record keeping, and sales and trading practices, the failure to sell securities we have underwritten at anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to maintain appropriate service and quality standards, or a failure or perceived failure to treat customers fairly can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and reputational harm. Negative publicity about us, whether or not true, may also harm our future business prospects.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, and fiscal and monetary policy. For example, Federal Reserve policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

Macroeconomic conditions also may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

While we have recently experienced an operating environment that has been favorable for many of our businesses, at times over the last several years we have experienced operating cycles during weak and uncertain U.S. and global economic conditions. If we were to experience a period of sustained downturns in the securities markets, a return to very low levels of short-term interest rates, credit market dislocations, reductions in the value of real estate, an increase in mortgage and other loan delinquencies, and other negative market factors, our revenues could be significantly impaired.

We could experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from capital markets and advisory transactions due to lower activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by political and civil unrest occurring in other parts of the world. Concerns about the European Union (“EU”), including Britain’s notice to the European Council of its decision to exit the EU (“Brexit”) and the stability of the EU’s sovereign debt, have caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU’s financial support programs. It is possible that other EU member states may experience financial troubles in the future, or may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

We may be impacted by budget pressures affecting U.S. state and local governments, as well as negative trends in the housing and labor markets. Investor concerns regarding these trends could potentially reduce the number and size of transactions in which we participate and, in turn, reduce our fixed income investment banking revenues. In addition, such factors could potentially have an adverse effect on the value of the municipal securities we hold in our trading securities portfolio.

We are affected primarily by economic conditions in the U.S. Market conditions in the U.S. can be assessed through the following metrics: the level and volatility of interest rates; unemployment and under-employment rates; real estate prices; consumer confidence levels and changes in consumer spending; and the number of personal bankruptcies, among others. Deterioration of market conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Lack of liquidity or access to capital could impair our business and financial condition.

We must maintain appropriate liquidity levels. Our inability to maintain adequate liquidity and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at unfavorable prices, and cutting or eliminating dividend payments. Our liquidity could be negatively affected by the inability of our subsidiaries to generate cash in the form of dividends from earnings, regulatory changes to the liquidity or capital requirements applicable to our subsidiaries that may prevent us from upstreaming cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries, diminished access to the capital markets for our company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent.

The availability of financing, including access to the credit and capital markets, depends on various factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector and our credit ratings. Our cost of capital and the availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of future concerns over the strength of specific counterparties, as well as the stability of markets generally. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” in this Form 10-K for additional information on liquidity and how we manage our liquidity risk.

A downgrade in our credit ratings could have a material adverse effect on our operations, earnings, and financial condition.

If our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our client relationships. Such a change in our credit ratings could also adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets, trigger obligations under certain financial agreements, or decrease the number of investors, clients and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability.

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in our credit agreements, and may result in decreased levels of available credit or a request for immediate payment.

A credit rating downgrade would also result in the Company incurring a higher commitment fee on any unused balance on its revolving credit facilities, in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade (see Note 11 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Company’s credit facilities).

Our ability to attract and retain senior professionals, qualified financial advisors, and other associates is critical to the continued success of our business.

Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities, and skills of our senior professionals, and the members of our executive team, as well as employees and financial advisors. To compete effectively, we must attract, retain, and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition, and liquidity.

Turnover in the financial services industry is high. The cost of recruiting and retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as in a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel.

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

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. Certain large broker-dealer competitors have withdrawn from the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among over 1,700 firms that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm. The ability to bring such customer data to a new broker-dealer generally means that the financial advisor is better able to move client account balances to his or her new firm. It is possible that other competitors will similarly withdraw from the Protocol. If the broker-dealers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data, our recruiting efforts may be adversely affected and we could experience a higher number of claims against us relating to our recruiting efforts.

We are exposed to market risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, interest rate changes could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, which in turn impacts our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread and an increase in fees received on our multi-bank deposit sweep program. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, derivatives and private equity investments. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing our capital requirements, which could have an adverse effect on our business results, financial condition and liquidity. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing market risk.

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities, or other assets will fail to meet their performance obligations due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ market-making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading inventory. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in trading losses.

We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and/or resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by monitoring collateral and transaction levels daily. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure.

We permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the purchaser’s indebtedness. If clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

We deposit our cash in depository institutions as a means of maintaining the liquidity necessary to meet our operating needs, and we also facilitate the deposit of cash awaiting investment in depository institutions on behalf of our clients. A failure of a depository institution to return these deposits could severely impact our operating liquidity, result in significant reputational damage, and adversely impact our financial performance.

We also incur credit risk by lending to businesses and individuals through the offering of loans, including commercial and industrial loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and margin and other loans collateralized by securities. We also incur credit risk through our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of the loans in Stifel Bancorp’s portfolio, foreclose on certain real estate properties, or write down the value of some of our securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing credit risk.

Our business depends on fees earned from the management of client accounts by our primary broker-dealer and asset management subsidiaries.

We have grown our asset management business in recent years, including with the acquisitions of ZCM in 2013, 1919 Investment Counsel in 2014, Barclays in 2015 and Ziegler in 2018, which has increased the risks associated with this business relative to our overall operations. The market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition. Asset management fees often are primarily comprised of base management and incentive fees. Management fees are primarily based on assets under management (“AUM”). AUM balances are impacted by net inflows/outflows of client assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our values of AUM may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. As a market-maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with our market-making or underwriting activities. While it is not typical, from time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

We have made, and to the limited extent permitted by applicable regulations, may continue to make principal investments in private equity funds and other illiquid investments; however, our current focus is on the divestiture of our existing portfolio. We may be unable to realize our investment objectives if we cannot sell or otherwise dispose of our interests at attractive prices or complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions or changes in laws, regulations, fiscal policies or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

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

We continue to experience increased pricing pressures in areas of our business, which may impair our future revenue and profitability.

We continue to experience pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In the equity market, we experience pricing pressure from institutional clients to reduce commissions, partially due to the industry trend toward unbundling fees related to research and execution. Our trading margins have been further compressed by the use of electronic and direct market access trading, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

Growth of our business could increase costs and regulatory and integration risks.

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses, and partnering with other firms involve risks and present financial, managerial, and operational challenges. We may incur significant expense in connection with expanding our existing businesses, recruiting financial advisors, or making strategic acquisitions or investments. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues derived from such investments or growth.

Expansion may also create a need for additional compliance, documentation, risk management, and internal control procedures, and often involves hiring additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue acquisitions we may be unable to complete such acquisitions on acceptable terms. We may be unable to integrate any acquired business into our existing business successfully. Difficulties we may encounter in integrating an acquired business could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise capital or borrow funds in order to finance an acquisition, which could result in dilution or increased leverage. We may not be able to obtain financing on favorable terms or perhaps at all.

The growth of our bank subsidiaries may expose us to increased credit risk, operational risk, regulatory risk, and sensitivity to market interest rates along with increased regulation, examinations, and supervision by regulators.

We have experienced growth in the investment portfolio, which includes available-for-sale and held-to-maturity securities, and the loan portfolio of Stifel Bancorp, which is funded by affiliated customer deposits. Although our stock-secured loans are collateralized by assets held in our clients’ brokerage accounts, we are exposed to some credit and operational risk associated with these loans. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio. In addition, Stifel Bancorp has significantly grown its mortgage and commercial lending businesses. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business.

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

In addition, our bank subsidiaries are heavily regulated at the state and federal level. This regulation is to protect depositors, federal deposit insurance funds, consumers, and the banking system as a whole, but not our shareholders. Federal and state regulations can significantly restrict our businesses, and we are subject to various regulatory actions, which could include fines, penalties, or other sanctions for violations of laws and regulatory rules if we are ultimately found to be out of compliance.

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

To remain competitive, our future success also depends, in part, on our ability to develop and enhance our products and services. The inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability. In addition, the continued development of internet, networking, or telecommunication technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure.

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

A continued interruption to our telecommunications or data processing systems, or the failure to effectively update the technology we utilize, could be materially adverse to our business.

Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards.

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems; (ii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iii) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws and regulatory sanctions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” of this report for additional information regarding our exposure to and approaches for managing these types of operational risks.

Any cyber-attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we are regularly the target of attempted cyber-attacks, including unauthorized access, mishandling or misuse of information, computer viruses or malware, denial-of-service attacks, phishing or other forms of social engineering, and other events, and we seek to continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Cyber-attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our company or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

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

Notwithstanding the precautions we take, if a cyber-attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber-attacks to our customers. Though we have insurance against some cyber-risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Additionally, the SEC issued guidance in February 2018 stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

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

During challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. Litigation risks include potential liability under securities laws or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients’ investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims, and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which, in turn, could seriously harm our business and future business prospects.

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

Our financial instruments, including certain trading assets and liabilities, available-for-sale securities, investments, including certain loans, intangible assets, and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our subjective judgment. Some of these instruments and other assets and liabilities may have no directly observable inputs, making their valuation particularly subjective, and consequently, based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment, as well as declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Estimates” discussion within Item 7, and Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-K.

Our risk management and conflict of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our market, credit, operational, legal, and regulatory risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be effective. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate or may have limited predictive value. A failure to manage our growth adequately, including growth in the products or services we offer, or to manage our risk effectively, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are under growing scrutiny by U.S. federal and state regulators and SROs such as FINRA. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause result in material harm to our business and financial condition.

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K.

We are exposed to risks from international markets.

We do business in other parts of the world and, as a result, are exposed to risks, including economic, market, litigation and regulatory risks. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from trading non-U.S. securities also may be subject to negative fluctuations as a result of the above-mentioned factors.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

There is a risk that our employees could engage in misconduct that adversely affects our business. For example, our banking business often requires that we deal with confidential matters of great significance to our clients. If our associates were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our associates engage in misconduct, our business would be adversely affected.

A significant decline in our domestic client cash balances could negatively impact our net revenues and/or our ability to fund Stifel Bancorp’s growth.

We rely heavily on bank deposits as a low-cost source of funding for Stifel Bancorp to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. A significant reduction in our domestic clients’ cash balances, a change in the allocation of that cash between our bank subsidiaries and third-party banks, or a transfer of cash away from our company, could impact our net revenues and our ability to fund our bank subsidiaries’ growth.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms have been subject to regulatory changes resulting from the Dodd-Frank Act and increased regulatory scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Financial services firms over the last several years have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from various regulators, including the SEC, the Federal Reserve, the OCC and the CFPB, in addition to stock exchanges, FINRA and state attorneys general. Penalties and fines imposed by regulatory authorities have increased substantially in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules and regulations.

The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see Item 1, “Regulation,” of this report for a discussion of such changes). The ultimate impact that the Dodd-Frank Act and implementing regulations, as further modified by the Economic Growth Regulatory Relief, and Consumer Protection Act and other financial services legislation, will have on us and the financial services industry more broadly cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. Nevertheless, it is apparent that these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have impacted or may impact our businesses include: the establishment of a uniform fiduciary standard or a best interest standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of increased capital requirements on financial holding companies; prohibition of proprietary trading; restrictions on investments in covered funds; and, to a lesser extent, greater oversight over derivatives trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain consolidated asset thresholds established under the Dodd-Frank Act, which have the effect of imposing enhanced standards and requirements on larger institutions. These include, but are not limited to, our bank subsidiaries’ oversight by the CFPB. The CFPB has had an active enforcement agenda and any action taken by the CFPB could result in requirements to alter or cease offering affected products and services, make such products and services less attractive, impose additional compliance measures, or result in fines, penalties or required remediation. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. We are also required to comply with the Volcker Rule’s provisions. Although we have not historically engaged in significant levels of proprietary trading, due to our underwriting and market-making activities and our investments in covered funds, we have experienced and expect to continue to experience increased operational and compliance costs and changes to our private equity investments. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.

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

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by our company and its subsidiaries. In addition, from time to time, the Company and its affiliates may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends and/or engage in share repurchases. See Item 1, “Regulation,” of this report for additional information regarding our regulatory environment and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management,” in this report regarding our approaches to managing regulatory risk.

The Basel III regulatory capital standards impose additional capital and other requirements on us that could decrease our profitability.

In July 2013, the Federal Reserve, the OCC, and the FDIC released final U.S. Basel III Rules, which implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The U.S. Basel III Rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer, and make selected changes to the calculation of risk-weighted assets. We became subject to requirements under the final U.S. Basel III Rules as of January 1, 2015, subject to a phase-in period for several of its provisions, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The increased capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, and prospects could be adversely affected.

Failure to comply with regulatory capital requirements primarily applicable to our company, our bank subsidiaries, or our broker-dealer subsidiaries would significantly harm our business.

Our company and it bank subsidiaries are subject to various regulatory and capital requirements administered by various federal regulators in the U.S. and  accordingly, must meet specific capital guidelines that involve quantitative measures of our company and our bank subsidiaries assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications for both our company and its bank subsidiaries are also subject to qualitative judgments by U.S. federal regulators based on components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and its bank subsidiaries to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets, Tier 1 capital to average assets, and capital conservation buffers (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory (and potentially additional discretionary) actions by regulators that, if undertaken, could harm either our company or our bank subsidiaries’ operations and financial condition.

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital that a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below certain thresholds. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds our company needs to make payments on any such obligations.

See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulations and capital requirements.

Changes in requirements relating to the standard of conduct for broker-dealers applicable under state law may adversely affect our businesses.

In April 2016, the DOL issued its final rule defining the term “fiduciary” and related exemptions in the context of ERISA and retirement accounts. On June 21, 2018, the U.S. Court of Appeals for the Fifth Circuit Court issued an order vacating the DOL Rule and related exemptions. We dedicated significant resources to interpret and implement policies to comply with the DOL Rule and continue to evaluate the solutions available to retirement accounts, with additional changes possible. While the overall impact of the recently vacated DOL Rule may have ultimately been adverse to our financial condition, results of operations and liquidity, we may benefit from the changes to systems, processes, and offerings completed for the DOL Rule in complying with forthcoming regulatory initiatives.

In April 2018, the SEC proposed Regulation Best Interest, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. We anticipate that if a rule imposing heightened standards on broker-dealers is adopted by the SEC or fiduciary rules are adopted at the state level, we will be required to incur costs in order to review and possibly modify the compliance plan and approach that we had previously implemented for the now-vacated DOL Rule. Implementation of any rules addressing similar matters may negatively impact our results including the impact of increased costs related to compliance, legal and information technology.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the 1940 Act with respect to how mutual funds pay fees to cover the costs of selling and marketing their shares. The staff of the SEC’s Office of Compliance, Inspections and Examinations has indicated that it is reviewing the use of fund assets to pay for fees to sub-transfer agents and sub-administrators for services that may be deemed to be distribution-related. Any adoption of such measures would be phased in over a number of years. As these measures are neither final nor undergoing implementation throughout the financial services industry, their impact cannot be fully ascertained at this time. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in additional operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that have been or may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business, including our product and service offerings.

In addition, U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to do so including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the U.S. have adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business.

The use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may be limited or modified in the future. A substantial portion of the research relied on by our investment management business in the investment decision-making process is generated internally by our investment analysts and external research, including external research paid for with soft dollars. This external research is generally used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs.

New regulations regarding the management of hedge funds and the use of certain investment products, including additional recordkeeping and disclosure requirements, may impact our asset management business and result in increased costs.

As a financial holding company, our company’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

We are a financial holding company and therefore depend on dividends, distributions, and other payments from our subsidiaries in order to meet our obligations, including debt service obligations. Our subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to our company. Our broker-dealers and bank subsidiaries are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in broker or bank accounts to fund their businesses. These requirements may hinder our company’s ability to access funds from its subsidiaries. We may also become subject to a prohibition or limitations on our ability to pay dividends or repurchase our common stock. The federal banking regulators, including the OCC, the Federal Reserve, and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including our company and its bank subsidiaries. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this report for additional information on liquidity and how we manage our liquidity risk.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2018. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2029.

Location	Approximate Square Footage	Use
St. Louis, Missouri	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations
New York, New York	355,500	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	97,500	Institutional Group operations and Administrative offices
San Francisco, California	88,500	Global Wealth Management and Institutional Group operations
Florham Park, New Jersey	74,000	Global Wealth Management and Institutional Group operations
Chicago, Illinois	62,500	Global Wealth Management and Institutional Group operations
Birmingham, Alabama	62,500	Global Wealth Management and Institutional Group operations

We also maintain operations in 404 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 369 private client offices. In addition, Stifel Bancorp leases one location for its administrative offices and operations. Our Institutional Group segment leases 35 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 15, 2019, was $54.28. As of that date, our common stock was held by approximately 38,000 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2018		2017
	High	Low	High	Low
First quarter	$68.76	$56.36	$56.62	$46.14
Second quarter	$61.93	$52.21	$51.07	$41.93
Third quarter	$57.14	$51.01	$54.07	$44.44
Fourth quarter	$53.23	$38.39	$61.47	$50.94

During the third quarter of 2017, we announced that our board of directors has authorized a dividend program under which the Company intends to pay a regular quarterly cash dividend to shareholders of its common stock.

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

	Fiscal Year 2018	Fiscal Year 2017
First quarter	$0.12	$—
Second quarter	$0.12	$—
Third quarter	$0.12	$0.10
Fourth quarter	$0.12	$0.10

The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and bank subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2018. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2018	1,001,000	50.14	1,001,000	5,008,221
November 1 - 30, 2018	336,743	48.23	336,743	10,000,000
December 1 - 31, 2018	971,429	42.47	971,429	9,028,571
	2,309,172	46.64	2,309,172

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In November 2018, the Board of Directors authorized the repurchase of an additional 5.3 million shares bringing the authorized share repurchase amount to 10.0 million shares. At December 31, 2018, the maximum number of shares that may yet be purchased under this plan was 9.0 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2018. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2013, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2014	2015	2016	2017	2018
Stifel Financial Corp.	$106	$88	$104	$125	$88
Peer Group	$115	$100	$128	$144	$102
S&P 500 Index	$114	$115	$129	$157	$150
NYSE ARCA Securities Broker Dealer Index	$115	$111	$128	$165	$148

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Stifel Financial Corp.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	Goldman Sachs Group, Inc.
JMP Group, Inc.	Morgan Stanley

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues:
Commissions	$657,732	$678,904	$729,989	$749,536	$674,418
Principal transactions	351,378	396,826	475,428	389,319	409,823
Investment banking	707,670	726,763	513,034	503,052	578,689
Asset management and service fees	806,175	702,064	582,789	493,761	386,001
Interest	646,449	454,381	294,332	179,101	185,969
Other income	25,553	37,524	46,798	62,224	14,785
Total revenues	3,194,957	2,996,462	2,642,370	2,376,993	2,249,685
Interest expense	170,076	70,030	66,874	45,399	41,261
Net revenues	3,024,881	2,926,432	2,575,496	2,331,594	2,208,424
Non-interest expenses:
Compensation and benefits	1,770,762	1,958,929	1,726,016	1,568,862	1,403,932
Occupancy and equipment rental	222,384	222,708	231,324	207,465	169,040
Communications and office supplies	140,254	133,493	139,644	130,678	106,926
Commissions and floor brokerage	41,967	44,132	44,315	42,518	36,555
Other operating expenses	315,152	297,634	291,615	240,504	201,177
Total non-interest expenses	2,490,519	2,656,896	2,432,914	2,190,027	1,917,630
Income from continuing operations before income tax expense	534,362	269,536	142,582	141,567	290,794
Provision for income taxes	140,394	86,665	61,062	49,231	111,664
Income from continuing operations	393,968	182,871	81,520	92,336	179,130
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	(3,063)
Net income	393,968	$182,871	$81,520	$92,336	$176,067
Preferred dividends	9,375	9,375	3,906	—	—
Net Income available to common shareholders	$384,593	$173,496	$77,614	$92,336	$176,067
Earnings per basic common share:
Income from continuing operations	$5.36	$2.53	$1.16	$1.35	$2.69
Loss from discontinued operations	—	—	—	—	(0.04)
Earnings per basic common share	$5.36	$2.53	$1.16	$1.35	$2.65
Earnings per diluted common share:
Income from continuing operations	$4.73	$2.14	$1.00	$1.18	$2.35
Loss from discontinued operations	—	—	—	—	(0.04)
Earnings per diluted common share	$4.73	$2.14	$1.00	$1.18	$2.31
Weighted-average number of common shares outstanding:
Basic	71,786	68,562	66,871	68,543	66,472
Diluted	81,321	81,035	77,563	78,554	76,376
Cash dividends declared per common share	$0.48	$0.20	$—	$—	$—
Financial Condition
Total assets	$24,519,598	$21,383,953	$19,129,356	$13,326,051	$9,518,151
Long-term obligations (1)	$1,085,000	$1,092,500	$867,500	$832,500	$707,500
Total shareholders’ equity	$3,197,593	$2,861,576	$2,738,408	$2,492,416	$2,322,038
Book value per common share (2)	$43.04	$38.26	$38.84	$37.19	$35.00

(1)	Includes senior notes excluding debt issuance costs (presented net on the consolidated statements of financial condition).

(2)	Excludes preferred stock.

The following items should be considered when comparing the data from year to year: 1) the acquisitions of De La Rosa, Oriel, and 1919 Investment Counsel and the expensing of stock awards issued as retention as part of the Oriel and 1919 Investment Counsel acquisitions during 2014; 2) the acquisitions of Sterne and Barclays during 2015; 3) the acquisitions of Eaton Partners and ISM and the expensing of stock awards issued as retention as part of the Barclays acquisition during 2016; 4) the acquisition of City Securities; the actions taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) to maximize tax savings; merger-related charges; litigation-related expenses associated with previously disclosed legal matters; the revaluation of the Company’s deferred tax assets as a result of the enacted Tax Legislation; and the favorable impact of the adoption of new accounting guidance associated with stock-based compensation during 2017; and 5) the acquisitions of Ziegler and BBI during 2018. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2018.

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

On August 31, 2018, the Company completed the acquisition of BBI and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. Upon the closing of the transaction, the Business Bank of St. Louis was renamed “Stifel Bank” and Business Bancshares, Inc. was renamed “Stifel Bancorp, Inc.” Stifel Bancorp is the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank. Under the terms of the merger agreement, each outstanding share of BBI common stock (except for shares of BBI common stock held by BBI as treasury stock) were converted into the right to receive 0.705 shares of our company’s common stock, with fractional shares settled with cash. We issued approximately 2.0 million shares for acquisition of BBI.

On October 1, 2018, the Company completed the acquisition of Rand, an independent investment adviser that provides comprehensive wealth management and investment counsel services to individuals, families, and institutions. The acquisition was funded with cash from operations.

Results for the year ended December 31, 2018

For the year ended December 31, 2018, net revenues increased 3.4% to a record $3.0 billion compared to $2.9 billion during the comparable period in 2017. This represents our 23rd consecutive year of record net revenues. Net income available to common shareholders for the year ended December 31, 2018 increased 121.7% to $384.6 million, or $4.73 per diluted common share, compared to $173.5 million, or $2.14 per diluted common share, in 2017. For the year ended December 31, 2018, our Global Wealth Management segment posted record net revenues and pre-tax income.

Our revenue growth for the year ended December 31, 2018 was primarily attributable to the growth in asset management and service fees as a result of increased assets under management; higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp and an increase in advisory fees; partially offset by a decrease in brokerage revenues and capital raising revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2018, the key indicators of the markets’ performance, the NASDAQ, the S&P 500, and Dow Jones Industrial Average closed 3.9%, 6.2%, and 5.6% lower than their December 31, 2017, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018	2017	2016
Revenues:
Commissions	$657,732	$678,904	$729,989	(3.1)%	(7.0)%	21.7%	23.2%	28.3%
Principal transactions	351,378	396,826	475,428	(11.5)	(16.5)	11.6	13.6	18.5
Investment banking	707,670	726,763	513,034	(2.6)	41.7	23.4	24.8	19.9
Asset management and service fees	806,175	702,064	582,789	14.8	20.5	26.7	24.0	22.7
Interest	646,449	454,381	294,332	42.3	54.4	21.4	15.5	11.4
Other income	25,553	37,524	46,798	(31.9)	(19.8)	0.8	1.3	1.8
Total revenues	3,194,957	2,996,462	2,642,370	6.6	13.4	105.6	102.4	102.6
Interest expense	170,076	70,030	66,874	142.9	4.7	5.6	2.4	2.6
Net revenues	3,024,881	2,926,432	2,575,496	3.4	13.6	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,770,762	1,958,929	1,726,016	(9.6)	13.5	58.5	66.9	67.0
Occupancy and equipment rental	222,384	222,708	231,324	(0.1)	(3.7)	7.4	7.6	9.0
Communication and office supplies	140,254	133,493	139,644	5.1	(4.4)	4.6	4.6	5.4
Commissions and floor brokerage	41,967	44,132	44,315	(4.9)	(0.4)	1.4	1.5	1.7
Other operating expenses	315,152	297,634	291,615	5.9	2.1	10.4	10.2	11.4
Total non-interest expenses	2,490,519	2,656,896	2,432,914	(6.3)	9.2	82.3	90.8	94.5
Income before income taxes	534,362	269,536	142,582	98.3	89.0	17.7	9.2	5.5
Provision for income taxes	140,394	86,665	61,062	62.0	41.9	4.7	3.0	2.3
Net income	393,968	182,871	81,520	115.4	124.3	13.0	6.2	3.2
Preferred dividends	9,375	9,375	3,906	—	140.0	0.3	0.3	0.2
Net Income available to common shareholders	$384,593	$173,496	$77,614	121.7%	123.5%	12.7%	5.9%	3.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Commissions	$657,732	$678,904	$729,989	(3.1)%	(7.0)%
Principal transactions	351,378	396,826	475,428	(11.5)	(16.5)
Brokerage revenues	1,009,110	1,075,730	1,205,417	(6.2)	(10.8)
Investment banking:
Capital-raising	336,188	366,147	256,397	(8.2)	42.8
Advisory	371,482	360,616	256,637	3.0	40.5
	707,670	726,763	513,034	(2.6)	41.7
Asset management and service fees	806,175	702,064	582,789	14.8	20.5
Net interest	476,373	384,351	227,458	23.9	69.0
Other income	25,553	37,524	46,798	(31.9)	(19.8)
Total net revenues	$3,024,881	$2,926,432	$2,575,496	3.4%	13.6%

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

For the year ended December 31, 2018, net revenues increased 3.4% to a record $3.0 billion from $2.9 billion in 2017. This represents our 23rd consecutive year of record net revenues.  The primary factors impacting the growth in revenues were increases in our fee-based accounts and the continued growth of our balance sheet that contributed to higher net interest income. The growth in our revenue was negatively impacted by the challenging environment for our brokerage business.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2018, commission revenues decreased 3.1% to $657.7 million from $678.9 million in 2017. The decrease is primarily attributable to a decrease in trading volumes.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the year ended December 31, 2018, principal transactions revenues decreased 11.5% to $351.4 million from $396.8 million in 2017. The decrease is primarily attributable to lower institutional fixed income brokerage revenues, as the industry continues to face systematic issues, including the impact of passive investing and the increase in electronic trading.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2018, investment banking revenues decreased 2.6%, to $707.7 million from $726.8 million in 2017. The decrease is primarily attributable to a decrease in fixed income capital raising revenues, partially offset by an increase in equity capital raising revenues and advisory fees. Investment banking revenues were positively impacted by the adoption of the new revenue recognition standard in 2018 that requires gross presentation of certain costs that were previously offset against investment banking revenues.

Capital-raising revenues decreased 8.2% to $336.2 million for the year ended December 31, 2018, from $366.1 million in 2017. For the year ended December 31, 2018, equity capital-raising revenues increased 11.4% to $226.5 million from $203.4 million in 2017. For the year ended December 31, 2018, fixed income capital-raising revenues decreased 32.6% to $109.7 million from $162.7 million in 2017.

Advisory fees increased 3.0% to $371.5 million for the year ended December 31, 2018, from $360.6 million in 2017. The increase is primarily attributable to an increase in the number of completed advisory transactions during 2018, including growth in our fund placement business.

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

For the year ended December 31, 2018, asset management and service fee revenues increased 14.8% to a record $806.2 million from $702.1 million in 2017. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2018, other income decreased 31.9% to $25.6 million from $37.5 million during 2017. The decrease is primarily attributable to an increase in investment losses.

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

For the year ended December 31, 2017, net revenues increased 13.6% to $2.9 billion from $2.6 billion in 2016. The primary factors impacting the growth in revenues were the strength of the investment banking franchise, the growth of our balance sheet that contributed to higher net interest income, and the increase in our fee-based accounts. The growth in our revenue was negatively impacted by the challenging environment for our brokerage business.

Commissions – For the year ended December 31, 2017, commission revenues decreased 7.0% to $678.9 million from $730.0 million in 2016. The decrease is primarily attributable to lower volumes caused by the shift to fee-based accounts as a result of the Department of Labor’s fiduciary rule, lower volumes, and lower volatility experienced by our Institutional Group.

Principal transactions – For the year ended December 31, 2017, principal transactions revenues decreased 16.5% to $396.8 million from $475.4 million in 2016. The decrease is primarily attributable to a decline in trading volumes, low interest rates, a flattening yield curve, and low volatility.

Investment banking – For the year ended December 31, 2017, investment banking revenues increased 41.7%, to $726.8 million from $513.0 million in 2016. The increase is primarily attributable to an increase in capital raising revenues and advisory fees.

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

Asset management and service fees – For the year ended December 31, 2017, asset management and service fee revenues increased 20.5% to $702.1 million from $582.8 million in 2016. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2017, other income decreased 19.8% to $37.5 million from $46.8 million in 2016. The decrease is primarily a result of a decrease in loan origination fees, and lower investment gains.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$466,451	$10,140	2.17%	$678,286	$7,351	1.08%	$842,471	$5,168	0.61%
Financial instruments owned	1,204,946	21,407	1.78%	1,060,272	17,563	1.66%	1,047,264	18,965	1.81%
Margin balances	1,289,167	49,515	3.84%	1,251,324	37,218	2.97%	1,280,791	32,147	2.51%
Investment portfolio	7,744,490	252,200	3.26%	6,778,105	187,731	2.77%	4,608,773	107,454	2.33%
Loans	7,912,740	300,541	3.80%	6,512,795	206,084	3.16%	4,367,263	127,923	2.93%
Other interest-bearing assets	773,783	12,646	1.63%	681,578	(1,566)	(0.23%)	646,180	2,675	0.41%
Total interest-earning assets/interest income	$19,391,577	$646,449	3.33%	$16,962,360	$454,381	2.68%	$12,792,742	$294,332	2.30%
Interest-bearing liabilities:
Short-term borrowings	$88,961	$2,322	2.61%	$135,120	$2,407	1.78%	$178,294	$2,122	1.19%
Stock loan	436,606	8,191	1.88%	314,720	3,367	1.07%	313,413	4,843	1.55%
Senior notes (Stifel Financial)	1,015,973	44,610	4.39%	850,759	35,338	4.15%	775,000	36,217	4.67%
Stifel Capital Trusts	66,226	2,645	3.99%	67,500	2,040	3.02%	71,250	1,783	2.50%
Deposits	13,806,965	82,256	0.60%	12,112,694	12,661	0.10%	8,615,681	7,331	0.09%
FHLB	942,492	15,173	1.61%	774,564	8,305	1.07%	588,573	6,777	1.15%
Other interest-bearing liabilities	1,014,766	14,879	1.47%	1,009,998	5,912	0.59%	1,176,252	7,801	0.66%
Total interest-bearing liabilities/interest expense	$17,371,989	170,076	0.98%	$15,265,355	70,030	0.46%	$11,718,463	66,874	0.57%
Net interest income/margin		$476,373	2.46%		$384,351	2.27%		$227,458	1.78%

*

See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2018, net interest income increased 23.9% to a record $476.4 million from $384.4 million in 2017.

For the year ended December 31, 2018, interest revenue increased 42.3% to $646.4 million from $454.4 million in 2017, principally as a result of a $160.0 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $15.8 billion during the year ended December 31, 2018, compared to $13.6 billion during 2017 at average interest rates of 3.52% and 2.93%, respectively.

For the year ended December 31, 2018, interest expense increased 142.9% to $170.1 million from $70.0 million in 2017. The increase is primarily attributable to an increase in interest-bearing liabilities at Stifel Bancorp (deposits and FHLB advances) and the issuance of 5.20% senior notes in October 2017.

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

Net interest income – For the year ended December 31, 2017, net interest income increased 69.0% to $384.4 million from $227.5 million in 2016.

For the year ended December 31, 2017, interest revenue increased 54.4% to $454.4 million from $294.3 million in 2016, principally as a result of a $157.8 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bancorp. The average interest-earning assets of Stifel Bancorp increased to $13.6 billion during the year ended December 31, 2017, compared to $9.6 billion in 2016 at average interest rates of 2.93% and 2.50%, respectively.

For the year ended December 31, 2017, interest expense increased 4.7% to $70.0 million from $66.9 million in 2016. The increase in interest expense is primarily attributable to an increase in interest expense paid on the interest-bearing liabilities of Stifel Bancorp.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Non-interest expenses:
Compensation and benefits	$1,770,762	$1,958,929	$1,726,016	(9.6)%	13.5%
Occupancy and equipment rental	222,384	222,708	231,324	(0.1)	(3.7)
Communications and office supplies	140,254	133,493	139,644	5.1	(4.4)
Commissions and floor brokerage	41,967	44,132	44,315	(4.9)	(0.4)
Other operating expenses	315,152	297,634	291,615	5.9	2.1
Total non-interest expenses	$2,490,519	$2,656,896	$2,432,914	(6.3)%	9.2%

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

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

For the year ended December 31, 2018, compensation and benefits expense decreased 9.6% to $1.8 billion from $2.0 billion in 2017. Compensation and benefits expense as a percentage of net revenues was 58.5% for the year ended December 31, 2018, compared to 66.9% for the year ended December 31, 2017. The decrease is primarily attributable to growth of our higher margin businesses and a decrease in deferred compensation expense from prior year. In the fourth quarter of 2017, in response to US Tax Reform, we accelerated the vesting of certain outstanding debenture awards and modified certain outstanding restricted stock units.

Occupancy and equipment rental – For the year ended December 31, 2018, occupancy and equipment rental expense decreased 0.1% to $222.4 million from $222.7 million in 2017.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2018, communications and office supplies expense increased 5.1% to $140.3 million from $133.5 million in 2017. The increase is primarily attributable to an increase in communication and quote and office supplies.

Commissions and floor brokerage – For the year ended December 31, 2018, commissions and floor brokerage expense decreased 4.9% to $42.0 million from $44.1 million in 2017. The decrease is primarily attributable to a decrease in trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, and professional service expenses.

For the year ended December 31, 2018, other operating expenses increased 5.9% to $315.2 million from $297.6 million in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added $33.8 million to other operating expenses; and an increase in professional fees, travel costs, subscriptions, and advertising expense, partially offset by a decrease in legal expense, FDIC insurance, and provision for loan losses

Provision for income taxes – For the year ended December 31, 2018, our provision for income taxes was $140.4 million, representing an effective tax rate of 26.3%, compared to $86.7 million in 2017, representing an effective tax rate of 32.2%.

The provision for income taxes for the year ended December 31, 2018 was primarily impacted by the tax reform enacted in the fourth quarter of 2017 that, among other things, lowered the federal corporate income tax rate from 35% to 21%.

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

Other operating expenses – For the year ended December 31, 2017, other operating expenses increased 2.1% to $297.6 million from $291.6 million in 2016. The increase is primarily attributable to an increase in the provision for loan losses, FDIC insurance expense, and license expense, offset partially by a decrease in legal, travel, and professional service expense.

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

SEGMENT PERFORMANCE FROM CONTINUING OPERATIONS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through our bank subsidiaries, which provide residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018	2017	2016
Revenues:
Commissions	$472,135	$474,623	$491,214	(0.5)%	(3.4)%	23.7%	26.0%	31.4%
Principal transactions	166,038	186,711	179,421	(11.1)	4.1	8.3	10.2	11.5
Brokerage revenues	638,173	661,334	670,635	(3.5)	(1.4)	32.1	36.3	42.9
Asset management and service fees	806,132	701,756	581,862	14.9	20.6	40.5	38.5	37.2
Interest	614,731	444,507	279,631	38.3	59.0	30.9	24.4	17.9
Investment banking	31,374	40,466	42,187	(22.5)	(4.1)	1.6	2.2	2.7
Other income	11,455	18,248	19,942	(37.2)	(8.5)	0.6	1.1	1.3
Total revenues	2,101,865	1,866,311	1,594,257	12.6	17.1	105.6	102.4	102.0
Interest expense	111,546	44,093	30,847	153.0	42.9	5.6	2.4	2.0
Net revenues	1,990,319	1,822,218	1,563,410	9.2	16.6	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	968,102	911,986	870,577	6.2	4.8	48.6	50.0	55.7
Occupancy and equipment rental	105,197	101,889	97,603	3.2	4.4	5.3	5.6	6.2
Communication and office supplies	62,249	58,650	55,344	6.1	6.0	3.1	3.2	3.5
Commissions and floor brokerage	18,734	20,153	19,347	(7.0)	4.2	0.9	1.1	1.2
Other operating expenses	99,034	102,634	90,221	(3.5)	13.8	5.1	5.7	5.9
Total non-interest expenses	1,253,316	1,195,312	1,133,092	4.9	5.5	63.0	65.6	72.5
Income before income taxes	$737,003	$626,906	$430,318	17.6%	45.7%	37.0%	34.4%	27.5%

	December 31,
	2018	2017	2016
Branch offices (actual)	369	355	360
Financial advisors (actual)	2,200	2,132	2,157
Independent contractors (actual)	101	112	123

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

NET REVENUES

For the year ended December 31, 2018, Global Wealth Management net revenues increased 9.2% to a record $2.0 billion from $1.8 billion in 2017. The increase in net revenues for the year ended December 31, 2018, over 2017, is primarily attributable to the growth in asset management and service fees; an increase in net interest income, as a result of the growth of interest-earning assets at Stifel Bancorp; partially offset by a decrease in brokerage revenues and investment banking.

Commissions – For the year ended December 31, 2018, commission revenues decreased 0.5% to $472.1 million from $474.6 million in 2017.

Principal transactions – For the year ended December 31, 2018, principal transactions revenues decreased 11.1% to $166.0 million from $186.7 million in 2017.

Brokerage revenues – For the year ended December 31, 2018, brokerage revenues decreased 3.5% to $638.2 million from $661.3 million in the comparable period in 2017. Brokerage revenues were impacted by the continued migration of client activity from brokerage to asset management activities.

Asset management and service fees – For the year ended December 31, 2018, asset management and service fees increased 14.9% to $806.1 million from $701.8 million in 2017. The increase is primarily a result of continued migration to fee-based accounts and our continued expansion in the asset management business. Fee-based account revenues are primarily billed based on values as of the prior period end.

The value of assets in fee-based accounts at December 31, 2018, increased 3.0% to $90.2 billion from $87.6 billion at December 31, 2017.

Interest revenue – For the year ended December 31, 2018, interest revenue increased 38.3% to $614.7 million from $444.5 million in 2017. The increase is primarily due to the growth of the interest-earning assets of Stifel Bancorp and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 22.5% to $31.4 million for the year ended December 31, 2018, from $40.5 million in 2017. The decrease is primarily attributable to a decrease in corporate debt and equity sales credits as compared to 2017.

Other income – For the year ended December 31, 2018, other income decreased 37.2% to $11.5 million from $18.2 million in 2017. The decrease is primarily attributable to an increase in investment losses compared to 2017.

Interest expense – For the year ended December 31, 2018, interest expense increased 153.0% to $111.5 million from $44.1 million in 2017. The increase is primarily attributable to higher interest expense on the interest-bearing liabilities of Stifel Bancorp. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NON-INTEREST EXPENSES

For the year ended December 31, 2018, Global Wealth Management non-interest expenses increased 4.9% to $1.3 billion from $1.2 billion in 2017.

Compensation and benefits – For the year ended December 31, 2018, compensation and benefits expense increased 6.2% to $968.1 million from $912.0 million in 2017. The increase is principally due to increased variable compensation as a result of increased production. Compensation and benefits expense as a percentage of net revenues was 48.6% for the year ended December 31, 2018, compared to 50.0% in 2017.

Occupancy and equipment rental – For the year ended December 31, 2018, occupancy and equipment rental expense increased 3.2% to $105.2 million from $101.9 million in 2017. The increase is primarily attributable an increase in locations in 2018.

Communications and office supplies – For the year ended December 31, 2018, communications and office supplies expense increased 6.1% to $62.2 million from $58.7 million in 2017. The increase is primarily attributable to higher communication expenses associated with the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2018, commissions and floor brokerage expense decreased 7.0% to $18.7 million from $20.2 million in 2017. The decrease is primarily attributable to lower clearing expenses.

Other operating expenses – For the year ended December 31, 2018, other operating expenses decreased 3.5% to $99.0 million from $102.6 million in 2017. The decrease in other operating expenses is primarily attributable to a decrease in the provision for loan losses and insurance expense, partially offset by higher advertising costs, travel expenses, and professional fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2018, income before income taxes increased 17.6% to $737.0 million from $626.9 million in 2017.  Profit margins (income before income taxes as a percent of net revenues) have increased to 37.0% for the year ended December 31, 2018 from 34.4% in 2017. The improvement in profit margin from 2017 is a result of an increase in revenues, as well as our focus on expense management.

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

NET REVENUES

For the year ended December 31, 2017, Global Wealth Management net revenues increased 16.6% to $1.8 billion from $1.6 billion in 2016. The increase in net revenues for the year ended December 31, 2017, over 2016, is primarily attributable to an increase in net interest revenues, as a result of the growth of interest-earning assets at Stifel Bancorp; the growth in asset management and service fees; and an increase in principal transaction revenues. The increase in net revenues was partially offset by a decrease in commission revenues, investment banking revenues, and other income. Net revenues were also negatively impacted by the sale of the Sterne Agee independent contractor business during the third quarter of 2016.

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

Asset management and service fees – For the year ended December 31, 2017, asset management and service fees increased 20.6% to $701.8 million from $581.9 million in 2016. The increase is primarily a result of an increase in assets under management in our fee-based accounts, and, to a lesser extent, from the increase in fed fund rates that benefit our client cash deposits held at third-part banks. Fee-based account revenues are primarily billed based on values as of the prior period end.

The value of assets in fee-based accounts at December 31, 2017, increased 24.7% to $87.6 billion from $70.2 billion at December 31, 2016.

Interest revenue– For the year ended December 31, 2017, interest revenue increased 59.0% to $444.5 million from $279.6 million in 2016. The increase is primarily due to the growth of the interest-earning assets of Stifel Bancorp. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking decreased 4.1% to $40.5 million for the year ended December 31, 2017, from $42.2 million in 2016. The decrease is primarily attributable to a decrease in corporate debt sales credits as compared to 2016. The decrease is partially offset by an increase in corporate equity sales credits from 2016.

Other income – For the year ended December 31, 2017, other income decreased 8.5% to $18.2 million from $19.9 million in 2016. The decrease is primarily attributable to a decline in mortgage fee revenues from loan originations.

Interest expense – For the year ended December 31, 2017, interest expense increased 42.9% to $44.1 million from $30.8 million in 2016. The increase is primarily attributable to higher interest expense on the interest-bearing liabilities of Stifel Bancorp. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

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

Other operating expenses – For the year ended December 31, 2017, other operating expenses increased 13.8% to $102.6 million from $90.2 million in 2016. The increase in other operating expenses is primarily attributable to an increase in the provision for loan losses and FDIC insurance, partially offset by a decrease in travel costs.

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

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2018			December 31, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$101,843	$2,223	2.18%	$217,329	$2,228	1.03%
U.S. government agencies	1,695	25	1.47	—	—	—
U.S. Treasuries	478	7	1.46	—	—	—
State and municipal securities (tax-exempt) (1)	73,437	1,349	1.84	75,022	2,212	2.95
Mortgage-backed securities	1,674,239	36,702	2.19	1,914,896	41,657	2.18
Corporate fixed income securities	1,242,644	34,429	2.77	1,001,723	23,141	2.31
Asset-backed securities	4,751,997	179,688	3.78	3,786,464	120,721	3.19
Federal Home Loan Bank (“FHLB”) and other capital stock	69,828	2,800	4.01	60,663	1,741	2.87
Loans (2)
Securities-based loans	1,831,443	69,960	3.82	1,747,544	51,316	2.94
Commercial and industrial	2,818,008	128,421	4.56	2,106,480	81,361	3.86
Residential real estate	2,727,987	77,917	2.86	2,348,137	62,492	2.66
Commercial real estate	181,317	9,031	4.98	80,393	3,036	3.78
Home equity lines of credit	22,366	1,060	4.74	14,873	566	3.81
Construction and land	55,206	2,946	5.34	15,366	619	4.03
Other	55,979	2,706	4.83	39,062	1,667	4.27
Loans held for sale	220,434	8,500	3.86	160,940	5,027	3.12
Total interest-earning assets (3)	$15,828,901	$557,764	3.52%	$13,568,892	$397,784	2.93%
Cash and due from banks	19,163			12,217
Other non-interest-earning assets	236,906			324,199
Total assets	$16,084,970			$13,905,308
Liabilities and stockholders’ equity:
Deposits:
Money market	$12,357,434	$54,715	0.44%	$11,904,772	$12,409	0.10%
Time deposits	1,021,220	21,930	2.15	2,678	59	2.20
Demand deposits	402,662	5,064	1.26	205,240	193	0.09
Savings	25,649	547	2.13	4	—	—
FHLB advances	942,492	15,173	1.61	774,564	8,305	1.07
Other borrowings	17,767	786	4.42	16,229	719	4.43
Total interest-bearing liabilities (3)	$14,767,224	$98,215	0.67%	$12,903,487	$21,685	0.17%
Non-interest-bearing deposits	73,677			15,463
Other non-interest-bearing liabilities	110,789			5,149
Total liabilities	$14,951,690			$12,924,099
Stockholders’ equity	1,133,280			981,209
Total liabilities and stockholders’ equity	$16,084,970			$13,905,308
Net interest income/spread		$459,549	2.85%		$376,099	2.76%
Net interest margin			2.90%			2.77%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2016
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$583,564	$3,021	0.52%
State and municipal securities (tax-exempt) (1)	75,692	2,704	3.57
Mortgage-backed securities	1,912,867	37,459	1.96
Corporate fixed income securities	677,215	15,092	2.23
Asset-backed securities	1,942,999	52,199	2.69
Federal Home Loan Bank (“FHLB”) and other capital stock	43,376	1,538	3.55
Loans (2)
Securities-based loans	1,430,625	35,028	2.45
Commercial and industrial	1,419,911	50,714	3.57
Residential real estate	1,179,024	31,783	2.70
Commercial real estate	82,370	2,375	2.88
Home equity lines of credit	14,690	420	2.86
Construction and land	8,209	280	3.41
Other	53,325	1,582	2.97
Loans held for sale	179,109	5,741	3.21
Total interest-earning assets (3)	$9,602,976	$239,936	2.50%
Cash and due from banks	5,843
Other non-interest-earning assets	255,052
Total assets	$9,863,871
Liabilities and stockholders’ equity:
Deposits:
Money market	$8,438,339	$6,898	0.08%
Time deposits	8,775	153	1.75
Demand deposits	168,549	280	0.17
Savings	18	—	—
FHLB advances	588,573	6,777	1.15
Other borrowings	16,385	714	4.36
Total interest-bearing liabilities (3)	$9,220,639	$14,822	0.16%
Non-interest-bearing deposits	14,355
Other non-interest-bearing liabilities	27,569
Total liabilities	$9,262,563
Stockholders’ equity	601,308
Total liabilities and stockholders’ equity	$9,863,871
Net interest income/spread		$225,114	2.34%
Net interest margin			2.34%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2018, interest revenue for Stifel Bancorp of $557.8 million was generated from weighted-average interest-earning assets of $15.8 billion at a weighted-average interest rate of 3.52%. For the year ended December 31, 2017, interest revenue for Stifel Bancorp of $397.8 million was generated from weighted-average interest-earning assets of $13.6 billion at a weighted-average interest rate of 2.93%. For the year ended December 31, 2016, interest revenue for Stifel Bancorp of $239.9 million was generated from weighted-average interest-earning assets of $9.6 billion at a weighted-average interest rate of 2.50%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, time deposits, FHLB advances, and other borrowings. The average balance of interest-bearing liabilities at Stifel Bancorp during the year ended December 31, 2018, was $14.8 billion at a weighted-average interest rate of 0.67%. The average balance of interest-bearing liabilities at Stifel Bancorp during the year ended December 31, 2017, was $12.9 billion at a weighted-average interest rate of 0.17%. The average balance of interest-bearing liabilities at Stifel Bancorp during the year ended December 31, 2016, was $9.2 billion at a weighted-average interest rate of 0.16%.

The growth in Stifel Bancorp has been primarily funded by the growth in deposits associated with brokerage customers of Stifel and, to a lesser extent, with FHLB advances. At December 31, 2018, the balance of Stifel brokerage customer deposits at Stifel Bancorp was $15.2 billion compared to $13.4 billion at December 31, 2017.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017			Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(1,611)	$1,606	$(5)	$(2,621)	$1,828	$(793)
U.S. government agencies	13	12	25	—	—	—
U.S. Treasuries	4	3	7	—	—	—
State and municipal securities (tax-exempt) (1)	(45)	(818)	(863)	(24)	(468)	(492)
Mortgage-backed securities	(5,279)	324	(4,955)	40	4,158	4,198
Corporate fixed income securities	6,172	5,116	11,288	7,478	571	8,049
Asset-backed securities	34,095	24,872	58,967	57,253	11,269	68,522
FHLB and other capital stock	291	768	1,059	389	(186)	203
Loans
Securities-based loans	2,565	16,079	18,644	8,574	7,714	16,288
Commercial and industrial	30,708	16,352	47,060	26,230	4,417	30,647
Residential real estate	10,618	4,807	15,425	31,109	(400)	30,709
Commercial real estate	4,780	1,215	5,995	(56)	717	661
Home equity lines of credit	332	162	494	5	141	146
Construction and land	2,068	259	2,327	281	58	339
Other	796	243	1,039	(133)	218	85
Loans held for sale	2,125	1,348	3,473	(571)	(143)	(714)
	$87,632	$72,348	$159,980	$127,954	$29,894	$157,848
Interest expense:
Deposits:
Money market	$490	$41,816	$42,306	$3,301	$2,210	$5,511
Time deposits	21,872	(1)	21,871	(148)	54	(94)
Demand deposits	353	4,518	4,871	88	(175)	(87)
Savings	543	4	547	—	—	—
FHLB advances	2,073	4,795	6,868	1,953	(425)	1,528
Other borrowings	68	(1)	67	(7)	12	5
	$25,399	$51,131	$76,530	$5,187	$1,676	$6,863

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

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,022	$—	$(39)	$4,983
State and municipal securities	74,691	—	(4,132)	70,559
Mortgage-backed securities:
Agency	308,409	102	(2,981)	305,530
Commercial	75,548	28	(3,088)	72,488
Non-agency	1,568	—	—	1,568
Corporate fixed income securities	1,213,262	3,832	(5,652)	1,211,442
Asset-backed securities	2,098,958	12,877	(4,897)	2,106,938
	$3,777,458	$16,839	$(20,789)	$3,773,508
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,334,833	$13,621	$(16,208)	$1,332,246
Commercial	58,971	1,313	—	60,284
Asset-backed securities	2,264,283	15,526	(1,862)	2,277,947
Corporate fixed income securities	40,011	27	(37)	40,001
	$3,698,098	$30,487	$(18,107)	$3,710,478

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive loss.
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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we did not recognize any credit-related OTTI during the years ended December 31, 2018, 2017, and 2016, respectively.

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

We believe the gross unrealized losses of $157.9 million related to our investment portfolio, as of December 31, 2018, are attributable to changes in market interest rates. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2018, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,534	$3,681	$—	$—	$5,215
State and municipal securities	80	—	18,199	49,947	68,226
Mortgage-backed securities:
Agency	—	1,460	5,820	223,128	230,408
Commercial	—	—	—	69,715	69,715
Non-agency	—	—	—	1,219	1,219
Corporate fixed income securities	4,241	620,182	307,181	—	931,604
Asset-backed securities	—	—	127,242	1,636,818	1,764,060
	$5,855	$625,323	$458,442	$1,980,827	$3,070,447
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$170,050	$1,028,392	$1,198,442
Commercial	—	51,524	—	—	51,524
Asset-backed securities	—	—	366,667	2,602,221	2,968,888
	$—	$51,524	$536,717	$3,630,613	$4,218,854
Weighted-average yield (2)	2.09%	3.34%	3.63%	3.64%	3.56%

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2018.

III.	Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

		As of December 31,
	2018	2017	2016	2015	2014
Commercial and industrial	$3,304,234	$2,437,938	$1,710,399	$1,216,656	$896,853
Residential real estate	2,875,014	2,593,576	2,161,400	429,132	432,646
Securities-based loans	1,786,966	1,819,206	1,614,033	1,388,953	732,799
Commercial real estate	318,961	116,258	78,711	92,623	15,902
Construction and land	138,245	7,896	12,623	3,899	—
Home equity lines of credit	38,098	15,039	15,008	12,475	12,945
Other	120,129	24,508	45,391	36,846	25,489
Total gross loans	8,581,647	7,014,421	5,637,565	3,180,584	2,116,634
Unamortized loan premium/(discount), net	(12,155)	788	858	(5,296)	(30,533)
Loans in process	27,984	(856)	(49)	(419)	1,681
Unamortized loan origination costs, net	5,972	872	(2,021)	(1,567)	(1,631)
Allowance for loan losses	(85,833)	(67,466)	(45,163)	(29,787)	(20,731)
	$8,517,615	$6,947,759	$5,591,190	$3,143,515	$2,065,420

 The maturities of the loan portfolio at December 31, 2018, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$2,002,414	$2,352,264	$4,226,969	$8,581,647

The sensitivity of loans with maturities in excess of one year at December 31, 2018, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$2,123,769	$3,984,027	$6,107,796
Fixed rate loans	228,495	242,942	471,437
	$2,352,264	$4,226,969	$6,579,233

 Changes in the allowance for loan losses at Stifel Bancorp were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses, beginning of period	$67,466	$45,163	$29,787	$20,731	$12,668
Provision for loan losses	18,366	25,320	15,659	9,069	8,531
Charge-offs:
Commercial and industrial	(12)	(355)	(267)	—	(510)
Residential real estate	—	—	(13)	(144)	—
Commercial real estate	—	(2,703)	—	—	—
Other	(2)	—	(16)	—	(21)
Total charge-offs	(14)	(3,058)	(296)	(144)	(531)
Recoveries	15	41	13	131	63
Allowance for loan losses, end of period	$85,833	$67,466	$45,163	$29,787	$20,731
Net charge-offs to average bank loans outstanding, net	0.00%	0.00%	0.01%	0.05%	0.03%

 The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2018		December 31, 2017
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$68,367	38.5%	$54,474	34.8%
Residential real estate	11,228	33.5	8,430	37.0
Securities-based loans	1,978	20.8	2,088	25.9
Commercial real estate	1,778	3.7	1,520	1.7
Construction and land	1,241	1.6	100	0.1
Home equity lines of credit	310	0.4	162	0.2
Other	88	1.5	16	0.3
Qualitative	843	—	676	—
	$85,833	100.0%	$67,466	100.0%

	December 31, 2016		December 31, 2015
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$35,127	30.3%	$24,748	38.2%
Securities-based loans	3,094	28.6	1,607	43.7
Residential real estate	2,660	38.4	1,241	13.5
Commercial real estate	1,363	1.4	264	2.9
Home equity lines of credit	371	0.3	290	0.4
Construction and land	232	0.2	78	0.1
Other	129	0.8	105	1.2
Qualitative	2,187	—	1,454	—
	$45,163	100.0%	$29,787	100.0%

(1)	Loan category as a percentage of total loan portfolio.

	December 31, 2014
	Balance	Percent (1)
Commercial and industrial	$16,609	42.4%
Securities-based loans	1,099	34.6
Residential real estate	787	20.4
Home equity lines of credit	267	0.6
Commercial real estate	232	0.8
Other	156	1.2
Qualitative	1,581	—
	$20,731	100.0%

(1)	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed. At December 31, 2018, we had $24.4 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. At December 31, 2017, 2016, 2015, and 2014, we had $29.2 million, $26.9 million, $0.9 million, and $4.9 million of impaired loans, respectively, which included $9.1 million, $9.7 million, $0.2 million, and $1.0 million of trouble debt restructurings, respectively. The specific allowance on impaired loans at December 31, 2018, 2017, 2016, 2015, and 2014 was $8.7 million, $9.1 million, $3.4 million, $0.2 million, and $0.3 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2018, 2017, 2016, 2015, and 2014, were insignificant to the consolidated financial statements.

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

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$12,760,096	0.47%	$12,110,012	0.10%	$8,606,888	0.08%
Certificates of deposit (time deposits)	1,021,220	2.15	2,678	2.20	8,775	1.75
Demand deposits (non-interest-bearing)	73,677	*	15,463	*	14,355	*
Savings accounts	25,649	2.13	4	—	18	—

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2018, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$987,451	$447,943	$77,808	$168,633	$1,681,835

V.	Return on Equity and Assets

	Year Ended December 31,
	2018	2017	2016
Return on assets (net income as a percentage of average total assets)	1.76%	0.93%	0.53%
Return on equity (net income as a percentage of average Stifel Financial Corp. shareholders’ equity)	13.94	6.70	3.26
Dividend payout ratio(1)	10.15	9.35	—
Equity to assets ratio (average Stifel Financial Corp. shareholders’ equity as a percentage of average total assets)	12.59	13.83	16.14

(1)	We did not declare or pay any dividends on our common stock during 2016.

VI. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	FHLB Advances	Stock Loan
Year Ended December 31, 2018:
Amount outstanding at December 31, 2018	$56,000	$540,000	$392,163
Weighted-average interest rate thereon	3.11%	2.64%	2.62%
Maximum amount outstanding at any month-end	$361,000	$1,360,000	$691,150
Average amount outstanding during the year	$88,961	$942,492	$436,606
Weighted-average interest rate thereon	2.61%	1.61%	1.88%
Year Ended December 31, 2017:
Amount outstanding at December 31, 2017	$256,000	$745,000	$219,782
Weighted-average interest rate thereon	2.26%	1.51%	1.36%
Maximum amount outstanding at any month-end	$444,400	$1,175,000	$397,527
Average amount outstanding during the year	$135,120	$774,564	$314,720
Weighted-average interest rate thereon	1.78%	1.07%	1.07%
Year Ended December 31, 2016:
Amount outstanding at December 31, 2016	$377,000	$500,000	$478,814
Weighted-average interest rate thereon	1.46%	0.88%	0.75%
Maximum amount outstanding at any month-end	$377,000	$1,160,000	$488,384
Average amount outstanding during the year	$178,294	$588,573	$313,413
Weighted-average interest rate thereon	1.19%	1.15%	0.46%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018	2017	2016
Revenues:
Commissions	$185,597	$204,281	$238,775	(9.1)%	(14.4)%	17.6%	18.4%	23.5%
Principal transactions	185,340	210,115	296,008	(11.8)	(29.0)	17.5	18.9	29.2
Brokerage revenues	370,937	414,396	534,783	(10.5)	(22.5)	35.1	37.3	52.7
Capital raising	304,895	325,691	214,209	(6.4)	52.0	28.9	29.3	21.1
Advisory fees	371,401	360,606	256,638	3.0	40.5	35.2	32.5	25.3
Investment banking	676,296	686,297	470,847	(1.5)	45.8	64.1	61.8	46.4
Interest	19,237	15,208	16,609	26.5	(8.4)	1.8	1.4	1.6
Other income (1)	8,533	10,408	7,087	(18.0)	46.9	0.8	0.9	0.8
Total revenues	1,075,003	1,126,309	1,029,326	(4.6)	9.4	101.8	101.4	101.5
Interest expense	19,508	15,541	15,162	25.5	2.5	1.8	1.4	1.5
Net revenues	1,055,495	1,110,768	1,014,164	(5.0)	9.5	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	633,297	665,514	608,171	(4.8)	9.4	60.0	59.9	60.0
Occupancy and equipment rental	47,746	48,197	51,179	(0.9)	(5.8)	4.5	4.3	5.0
Communication and office supplies	67,631	60,549	64,049	11.7	(5.5)	6.4	5.5	6.3
Commissions and floor brokerage	23,232	23,974	24,968	(3.1)	(4.0)	2.2	2.2	2.5
Other operating expenses	126,538	94,553	101,654	33.8	(7.0)	12.0	8.5	10.0
Total non-interest expenses	898,444	892,787	850,021	0.6	5.0	85.1	80.4	83.8
Income before income taxes	$157,051	$217,981	$164,143	(28.0)%	32.8%	14.9%	19.6%	16.2%

(1)	Includes asset management and service fees.

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

NET REVENUES

For the year ended December 31, 2018, Institutional Group net revenues decreased 5.0% to $1.06 billion from $1.11 billion in 2017. The decrease in net revenues for the year ended December 31, 2018, was primarily attributable to a decrease in fixed income capital raising revenues and fixed income and equity brokerage revenues, partially offset by an increase in equity capital raising revenues and advisory fee revenues.

Commissions – For the year ended December 31, 2018, commission revenues decreased 9.1% to $185.6 million from $204.3 million in 2017.

Principal transactions – For the year ended December 31, 2018, principal transactions revenues decreased 11.8% to $185.3 million from $210.1 million in 2017.

Brokerage revenues – For the year ended December 31, 2018, institutional brokerage revenues decreased 10.5% to $370.9 million from $414.4 million in 2017. Brokerage revenues were impacted by lower market volatility and continued migration from active to passive management strategies.

For the year ended December 31, 2018, fixed income brokerage revenues decreased 13.9% to $185.0 million from $214.9 million in 2017. The decrease is primarily attributable to lower fixed income trading volumes.

For the year ended December 31, 2018, equity brokerage revenues decreased 6.8% to $186.0 million from $199.5 million in 2017. The decrease is primarily attributable to the continued migration from active to passive management strategies.

Investment banking – For the year ended December 31, 2018, investment banking revenues decreased 1.5% to $676.3 million from $686.3 million in 2017. The decrease is primarily attributable to a decrease in fixed income capital raising revenues, partially offset by an increase in equity capital raising revenues and advisory fees. Investment banking revenues were positively impacted by the adoption of the new revenue recognition standard in 2018 that requires gross presentation of certain costs that were previously offset against investment banking revenues.

For the year ended December 31, 2018, capital-raising revenues decreased 6.4% to $304.9 million from $325.7 million in 2017.

For the year ended December 31, 2018, equity capital markets capital-raising revenues increased 16.9% to $213.6 million from $182.7 million in 2017. The increase was primarily attributable to the adoption of the new revenue recognition standard in 2018 and an increase in the average fees per deal over 2017.

For the year ended December 31, 2018, fixed income capital markets capital-raising revenues decreased 36.2% to $91.3 million from $143.0 million in 2017. The decrease is primarily attributable to a decrease in the municipal bond origination business.

For the year ended December 31, 2018, advisory fees increased 3.0% to $371.4 million from $360.6 million in 2017. The increase is primarily attributable to an increase in the number of advisory transactions over 2017, including growth in our fund placement business.

Interest income – For the year ended December 31, 2018, interest income increased 26.5% to $19.2 million from $15.2 million in 2017.

Other income – For the year ended December 31, 2018, other income decreased 18.0% to $8.5 million from $10.4 million in 2017. The decrease is primarily attributable to a decrease in investment gains from 2017.

Interest expense – For the year ended December 31, 2018, interest expense increased 25.5% to $19.5 million from $15.5 million in 2017. The increase is primarily attributable to an increase in inventory interest expense from 2017.

NON-INTEREST EXPENSES

For the year ended December 31, 2018, Institutional Group non-interest expenses increased 0.6% to $898.4 million from $892.8 million in 2017.

Compensation and benefits – For the year ended December 31, 2018, compensation and benefits expense decreased 4.8% to $633.3 million from $665.5 million in 2017. Compensation and benefits expense as a percentage of net revenues was 60.0% for the year ended December 31, 2018, compared to 59.9% in 2017.

Occupancy and equipment rental – For the year ended December 31, 2018, occupancy and equipment rental expense decreased 0.9% to $47.7 million from $48.2 million in 2017. The decrease is primarily attributable to equipment costs and rent expense.

Communications and office supplies – For the year ended December 31, 2018, communications and office supplies expense increased 11.7% to $67.6 million from $60.5 million in 2017. The increase is primarily attributable to an increase in communication and quote equipment expense.

Commissions and floor brokerage – For the year ended December 31, 2018, commissions and floor brokerage expense decreased 3.1% to $23.2 million from $24.0 million in 2017. The decrease is primarily attributable to lower electronic execution pricing.

Other operating expenses – For the year ended December 31, 2018, other operating expenses increased 33.8% to $126.5 million from $94.6 million in 2017. The increase is primarily due to the previously disclosed adoption of the new revenue recognition standard that added approximately $33.8 million to other operating expenses and an increase in travel costs and professional fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2018, income before income taxes for the Institutional Group segment decreased 28.0% to $157.1 million from $218.0 million in 2017. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 14.9% for the year ended December 31, 2018, from 19.6% in 2017 as a result of lower revenues.

Year Ended December 31, 2017, Compared With Year Ended December 31, 2016

NET REVENUES

For the year ended December 31, 2017, Institutional Group net revenues increased 9.5% to $1.1 billion from $1.0 billion in 2016. The increase in net revenues for the year ended December 31, 2017, was primarily attributable to an increase in fixed income and equity capital raising revenues and advisory fees, partially offset by a decrease in fixed income and equity brokerage revenues.

Commissions – For the year ended December 31, 2017, commission revenues decreased 14.4% to $204.3 million from $238.8 million in 2016.

Principal transactions – For the year ended December 31, 2017, principal transactions revenues decreased 29.0% to $210.1 million from $296.0 million in 2016.

Brokerage revenues – For the year ended December 31, 2017, institutional brokerage revenues decreased 22.5% to $414.4 million from $534.8 million in 2016.

For the year ended December 31, 2017, fixed income institutional brokerage revenues decreased 29.0% to $214.9 million from $302.5 million in 2016.

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

For the year ended December 31, 2017, advisory fees increased 40.5% to $360.6 million from $256.6 million in 2016. The increase is primarily attributable to an increase in the number of advisory transactions over 2016, as well as the contributions made from the Eaton fund placement franchise.

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

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net revenues	$(20,933)	$(6,554)	$(2,078)	(219.4)%	(215.4)%
Non-interest expenses:
Compensation and benefits	169,364	381,429	247,267	(55.6)	54.3
Other operating expenses	169,395	187,368	202,534	(9.6)	(7.5)
Total non-interest expenses	338,759	568,797	449,801	(40.4)	26.5
Loss before income taxes	$(359,692)	$(575,351)	$(451,879)	(37.5)%	27.3%

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

	For the Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Non-interest expenses:
Compensation and benefits	$17,333	$167,848	$105,518	(89.7)%	59.1%
Other operating expenses	40,654	61,785	82,209	(34.2)	(24.8)
Total non-interest expenses	$57,987	$229,633	$187,727	(74.7)%	22.3%

For the year ended December 31, 2018, compensation and benefits expense decreased 89.7% to $17.3 million from $167.8 million in 2017.

For the year ended December 31, 2018, other operating expenses decreased 34.2% to $40.7 million from $61.8 million in 2017.

The expenses not associated with the activities described above in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Non-interest expenses:
Compensation and benefits	$152,031	$213,581	$141,749	(28.8)%	50.7%
Other operating expenses	128,741	125,583	120,325	2.5	4.4
Total non-interest expenses	$280,772	$339,164	$262,074	(17.2)%	29.4%

For the year ended December 31, 2018, compensation and benefits expense decreased 28.8% to $152.0 million from $213.6 million in 2017.

For the year ended December 31, 2018, other operating expenses increased 2.5% to $128.7 million from $125.6 million in 2017.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $24.5 billion at December 31, 2018, were up 14.7% over December 31, 2017. The increase is primarily attributable to increases in bank loans as a result of our continued focus to grow the balance sheet at Stifel Bancorp and an increase in cash and cash equivalents. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2018, our liabilities were comprised primarily of deposits of $15.9 billion at Stifel Bancorp, senior notes of $1.0 billion, payables to customers of $837.4 million at our broker-dealer subsidiaries, Federal Home Loan Bank advances of $540.0 million, accrued employee compensation of $460.3 million, as well as accounts payable and accrued expenses of $344.2 million, and borrowings of $180.7 million. To meet our obligations to clients and operating needs, we had $1.9 billion in cash and cash equivalents at December 31, 2018. We also had client brokerage receivables of $1.2 billion at Stifel and $8.5 billion in loans at Stifel Bancorp.

Cash Flow

Cash and cash equivalents increased $1.2 billion to $1.9 billion at December 31, 2018, from $696.3 million at December 31, 2017. Operating activities provided cash of $529.5 million primarily due to net income recognized in 2018 adjusted for non-cash activities and an increase in operating liabilities, offset by an increase in operating assets. Investing activities used cash of $989.2 million due to the growth of our investment portfolio, growth of the loan portfolio, fixed asset purchases, and business acquisitions, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities provided cash of $1.7 billion primarily due to an increase in bank deposits, securities sold under agreements to repurchase, and securities loaned, partially offset by repayments of our short-term borrowings and FHLB advances, share repurchases, and dividends paid on our common and preferred stock. In addition, new accounting guidance associated with stock-based compensation requires cash payments to taxing authorities when withholding shares from an employee's award for tax-withholding purposes to be classified as a financing activity on the consolidated statement of cash flows.

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

As of December 31, 2018, we had $24.5 billion in assets, $11.8 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,		Average
	2018	2017	Conversion
Cash and cash equivalents	$1,936,560	$696,283
Receivables from brokers, dealers, and clearing organizations	515,574	459,107	5 days
Securities purchased under agreements to resell	699,900	512,220	1 day
Financial instruments owned at fair value	1,267,273	1,142,831	3 days
Available-for-sale securities at fair value	3,070,447	3,773,508	4 days
Held-to-maturity securities at amortized cost	4,218,854	3,698,098	3 days
Investments	50,382	85,613	10 days
Total cash and assets readily convertible to cash	$11,758,990	$10,367,660

As of December 31, 2018 and 2017, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2018		December 31, 2017
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$71,784	$—	$44,883	$—
Financial instruments owned at fair value	535,394	600,636	233,704	529,425
Investment portfolio (AFS & HTM)	—	3,536,719	—	4,259,700
	$607,178	$4,137,355	$278,587	$4,789,125

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2018, Stifel’s excess net capital exceeded the minimum requirement, as defined.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

Stifel Bancorp may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of Stifel Bancorp’s current calendar year and the previous two calendar years’ retained net income and Stifel Bancorp maintains its targeted capital to risk-weighted assets ratios.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above and, in certain instances, may be subject to regulatory requirements.

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2018, the maximum number of shares that may yet be purchased under this plan was 9.0 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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

The assumptions utilized in the Company’s liquidity stress tests include, but are not limited to, the following:

•	No government support
•	No access to equity and unsecured debt markets within the stress horizon
•	Higher haircuts and significantly lower availability of secured funding
•	Additional collateral required by trading counter-parties, certain exchanges, and clearing organizations related to credit rating downgrades
•	Additional collateral required due to collateral substitution, collateral disputes, and uncalled collateral
•	Drawdowns on unfunded commitments provided to third parties
•	Client cash withdrawals and reduction in customer short positions that fund long positions

At December 31, 2018, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

Liquidity stress testing (Stifel Bancorp) – Our bank subsidiaries perform three primary stress tests on its liquidity position. These stress tests are based on the following company-specific stresses: (1) the amount of deposit run-off that they could withstand over a one-month period of time based on its on-balance sheet liquidity and available credit, (2) the ability to fund operations if all available credit were to be drawn immediately, with no additional available credit, and (3) the ability to fund operations under a regulatory prompt corrective action. The goal of these stress tests is to determine their ability to fund continuing operations under significant pressures on both assets and liabilities.

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2018, available cash and highly liquid investments comprised approximately 22% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.9 billion of cash and cash equivalents at December 31, 2018, compared to $696.3 million at December 31, 2017. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.1 billion in available-for-sale investment securities at December 31, 2018, compared to $3.8 billion at December 31, 2017. As of December 31, 2018, the weighted-average life of the investment securities portfolio was approximately 1.5 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of December 31, 2018, we had $15.9 billion in deposits compared to $13.4 billion at December 31, 2017. The growth in deposits is primarily attributable to the increase in certificates of deposit held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at December 31, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the year ended December 31, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2018, our uncommitted secured lines of credit of $56.0 million were collateralized by company-owned securities valued at $63.0 million.

The Federal Home Loan advances of $540.0 million as of December 31, 2018, are floating-rate advances. The weighted average interest rates during the year ended December 31, 2018, on these advances is 1.61%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Unsecured short-term borrowings – On April 26, 2017, we amended our existing Credit Agreement, whereby increasing our revolving credit facility to $200.0 million. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our amended and restatement Credit Agreement, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory excess net capital covenant, as defined, and our bank subsidiaries are required to maintain its status as well-capitalized, as defined.

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

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

The Stifel Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2018, there were no advances on the Stifel Credit Facility and we were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.9 billion at December 31, 2018 and $59.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2018, outstanding FHLB advances were $540.0 million. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.6 billion with the Federal Reserve’s discount window at December 31, 2018. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $15.2 billion at December 31, 2018. At December 31, 2018, there was $16.1 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources – On March 19, 2018, the Company completed the acquisition of Ziegler, a privately held investment bank, capital markets and proprietary investments firm that had 55 private client advisors in five states that managed approximately $5 billion in client assets. Ziegler provided its clients with capital raising, strategic advisory services, equity and fixed income sales & trading and research. The acquisition was funded with cash from operations.

On August 31, 2018, the Company completed the acquisition of BBI and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. Upon the closing of the transaction, the Business Bank of St. Louis was renamed “Stifel Bank” and Business Bancshares, Inc. was renamed “Stifel Bancorp, Inc.” Stifel Bancorp is the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank. Under the terms of the merger agreement, each outstanding share of BBI common stock (except for shares of BBI common stock held by BBI as treasury stock) were converted into the right to receive 0.705 shares of our company’s common stock, with fractional shares settled with cash. We issued approximately 2.0 million shares for acquisition of BBI.

On October 1, 2018, the Company completed the acquisition of Rand, an independent investment adviser that provides comprehensive wealth management and investment counsel services to individuals, families, and institutions. The acquisition was funded with cash from operations.

During the year ended December 31, 2018, we repurchased $170.2 million, or 3.4 million shares, at an average price of $49.59 per share.

The following table summarizes the activity related to our company’s note receivable from January 1, 2017 to December 31, 2018 (in thousands):

	2018	2017
Beginning balance – January 1	$378,124	$396,318
Notes issued – organic growth	111,324	54,857
Notes issued – acquisitions (1)	9,000	6,900
Amortization	(85,374)	(91,594)
Other	(4,638)	11,643
Ending balance – December 31	$408,436	$378,124

(1)	Notes issued in conjunction with the acquisitions of City Securities in 2017 and Ziegler Wealth Management in 2018.

We have paid $120.3 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2018. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2019, 2020, 2021, 2022, 2023, and thereafter, is $100.5 million, $67.5 million, $57.2 million, $50.6 million, $41.9 million, and $90.7 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures to our employees. Historically, we have granted stock units to our employees as part of our retention program. In response to the Tax Legislation that was enacted in December 2017, the Company offered certain employees the opportunity to participate in the conversion of certain restricted stock units into restricted stock pursuant to a Modification Award Agreement. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At December 31, 2018, the total number of restricted stock units and restricted stock outstanding was 16.4 million, of which 14.1 million were unvested. At December 31, 2018, there was approximately $297.4 million of unrecognized compensation cost for restricted stock units and restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the unvested restricted stock units and restricted stock, assuming current year forfeiture levels and static growth for the years ended December 31, 2019, 2020, 2021, 2022, 2023, and thereafter, is $82.2 million, $72.6 million, $56.6 million, $43.6 million, $22.7 million, and $19.7 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2018, Stifel had net capital of $342.7 million, which was 20.9% of aggregate debit items and $310.0 million in excess of its minimum required net capital. At December 31, 2018, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2018, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2018, our bank subsidiaries considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparable, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2018, we had commitments to invest in affiliated and unaffiliated investment partnerships of $2.5 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Income Taxes

On December 22, 2017, Tax Legislation was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

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

Accounting Standards Codification (“ASC”) Topic 740 (“Topic 740”), “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Goodwill and Intangible Assets

Under the provisions of ASC Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates.

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2018, of $6.5 million and anticipate cumulative future cash savings of $53.3 million as of result of the tax amortization of goodwill.

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities as well as identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of October 1, 2018, with no impairment charges resulting from the annual impairment tests.

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

Dilution

As of December 31, 2018, there were 16,388,116 outstanding restricted stock unit and restricted stock grants. A restricted stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Of the outstanding restricted stock units and restricted stock awards, 2,271,277 shares are currently vested and 14,116,839 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,359,423 shares under these awards will be distributed in 2019, 2,181,723 will vest in 2020, 2,503,329 will vest in 2021, and the balance of 7,072,364 will be distributed thereafter.

An employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of the shares at that time, and we are entitled to a corresponding tax deduction in the year of vesting in some instances, or delivery in other instances. Unless an employee elects to satisfy the withholding in another manner, either by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by the individual for at least six months, we may satisfy tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards. The reduction will be calculated based on a current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy the maximum withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Senior notes (1)	$1,025,000	$—	$300,000	$—	$—	$—	$725,000
Interest on senior notes	486,621	43,450	43,450	42,575	32,950	32,950	291,246
Debenture to Stifel Financial Capital Trusts (2)	60,000	—	—	—	—	—	60,000
Interest on debenture	26,942	1,500	1,500	1,500	1,500	1,500	19,442
Operating leases	456,620	89,887	81,899	66,887	59,353	50,916	107,678
Commitments to extend credit – Stifel Bancorp (3)	1,092,479	298,286	31,951	158,725	233,816	301,928	67,773
Earn-out payments (4)	83,905	44,405	18,931	18,931	819	819	—
Commitments to fund partnership interests	2,504	2,504	—	—	—	—	—
Certificates of deposit	1,763,336	1,540,642	153,753	42,029	20,015	6,897	—
	$4,997,407	$2,020,674	$631,484	$330,647	$348,453	$395,010	$1,271,139

(1)	See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of our Senior Notes.
(2)	See Note 15 of the Notes to the Consolidated Financial Statements for further discussion of our Capital Trusts.
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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.2 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 24 to the consolidated financial statements for a discussion of income taxes.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2018, and the daily VaR at December 31, 2018 and 2017 (in thousands):

	December 31, 2018			VaR Calculation at December 31,
	High	Low	Daily Average	2018	2017
Daily VaR	$8,535	$2,422	$4,803	$6,473	$5,636

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

The following table illustrates the estimated change in net interest margin at December 31, 2018, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	11.8%
+100	5.7
0	—
-100	(7.7)
-200	(27.5)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2018 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$5,784,591	$294,570	$2,047,841	$702,542
Securities	5,231,738	118,114	1,069,951	971,499
Interest-bearing cash	1,316,932	—	—	—
	$12,333,261	$412,684	$3,117,792	$1,674,041
Interest-bearing liabilities:
Transaction accounts and savings	$14,019,291	$—	$—	$—
Certificates of deposit	1,451,761	90,590	222,646	—
Borrowings	290,000	—	250,000	—
	$15,761,052	$90,590	$472,646	$—
GAP	(3,427,791)	322,094	2,645,146	1,674,041
Cumulative GAP	$(3,427,791)	$(3,105,697)	$(460,551)	$1,213,490

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and the fair value of the collateral that had been sold or repledged was $535.4 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

St. Louis, Missouri

February 20, 2019

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	December 31,
	2018	2017
Assets
Cash and cash equivalents	$1,936,560	$696,283
Cash segregated for regulatory purposes	132,814	90,802
Receivables:
Brokerage clients, net	1,201,477	1,384,096
Brokers, dealers, and clearing organizations	515,574	459,107
Securities purchased under agreements to resell	699,900	512,220
Financial instruments owned, at fair value	1,267,449	1,143,684
Available-for-sale securities, at fair value	3,070,447	3,773,508
Held-to-maturity securities, at amortized cost	4,218,854	3,698,098
Loans held for sale, at lower of cost or market	205,557	226,068
Bank loans, net	8,517,615	6,947,759
Investments, at fair value	67,982	111,379
Fixed assets, net	372,939	155,120
Goodwill	1,034,679	968,834
Intangible assets, net	119,655	109,627
Loans and advances to financial advisors and other employees, net	408,436	378,124
Deferred tax assets, net	112,008	105,152
Other assets	637,652	624,092
Total Assets	$24,519,598	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	December 31,
	2018	2017
Liabilities
Payables:
Brokerage clients	$837,379	$828,206
Brokers, dealers, and clearing organizations	432,299	276,302
Drafts	104,887	107,043
Securities sold under agreements to repurchase	535,394	233,704
Bank deposits	15,863,613	13,411,935
Financial instruments sold, but not yet purchased, at fair value	947,306	778,863
Accrued compensation	460,347	493,973
Accounts payable and accrued expenses	344,152	308,911
Federal Home Loan Bank advances	540,000	745,000
Borrowings	180,655	256,000
Senior notes, net	1,015,973	1,014,940
Debentures to Stifel Financial Capital Trusts	60,000	67,500
Total liabilities	21,322,005	18,522,377
Shareholders’ Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; 6,000 issued	150,000	150,000
Common stock − $0.15 par value; authorized 97,000,000 shares; issued 74,441,017 and 71,636,986 shares, respectively	11,166	10,746
Additional paid-in-capital	1,893,304	1,733,348
Retained earnings	1,366,503	1,033,526
Accumulated other comprehensive loss	(72,523)	(26,736)
Treasury stock, at cost, 3,639,399 and 772,302 shares, respectively	(180,857)	(39,308)
Total Stifel Financial Corp. Shareholders’ Equity	3,167,593	2,861,576
Non-controlling interests	30,000	—
Total Shareholders' Equity	3,197,593	2,861,576
Total Liabilities and Shareholders' Equity	$24,519,598	$21,383,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenues:
Commissions	$657,732	$678,904	$729,989
Principal transactions	351,378	396,826	475,428
Investment banking	707,670	726,763	513,034
Asset management and service fees	806,175	702,064	582,789
Interest	646,449	454,381	294,332
Other income	25,553	37,524	46,798
Total revenues	3,194,957	2,996,462	2,642,370
Interest expense	170,076	70,030	66,874
Net revenues	3,024,881	2,926,432	2,575,496
Non-interest expenses:
Compensation and benefits	1,770,762	1,958,929	1,726,016
Occupancy and equipment rental	222,384	222,708	231,324
Communications and office supplies	140,254	133,493	139,644
Commissions and floor brokerage	41,967	44,132	44,315
Other operating expenses	315,152	297,634	291,615
Total non-interest expenses	2,490,519	2,656,896	2,432,914
Income before income tax expense	534,362	269,536	142,582
Provision for income taxes	140,394	86,665	61,062
Net income	393,968	182,871	81,520
Preferred dividends	9,375	9,375	3,906
Net Income available to common shareholders	$384,593	$173,496	$77,614
Earnings per common share:
Basic	$5.36	$2.53	$1.16
Diluted	$4.73	$2.14	$1.00
Weighted-average number of common shares outstanding:
Basic	71,786	68,562	66,871
Diluted	81,321	81,035	77,563

Cash dividends declared per common share	$0.48	$0.20	$—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income	$393,968	$182,871	$81,520
Other comprehensive income/(loss), net of tax: (1) (4)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2)	(36,254)	4,730	5,803
Changes in unrealized gains/(losses) on cash flow hedging instruments, net of tax (3)	(792)	(320)	7,288
Foreign currency translation adjustment, net of tax	(5,691)	7,896	(12,600)
Total other comprehensive income/(loss), net of tax	(42,737)	12,306	491
Comprehensive income	$351,231	$195,177	$82,011

(1)	Net of a tax benefit of $11.2 million and tax expenses of $3.3 million and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
(2)

Amounts are net of reclassifications to earnings of realized losses of $2.9 and realized gains of $0.2 million for the years ended December 31, 2018 and 2017, respectively. There were no reclassifications to earnings of realized gains for the year ended December 31, 2016.

(3)	Amounts are net of reclassifications to earnings of gains of $4.9 million and losses of $0.6 million and $5.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
(4)

The adoption of ASU 2018-02 on January 1, 2018 resulted in a reclassification of $3.1 million to retained earnings related to cash flow hedges and investment portfolio risk. The reclassification is reflected in the activity for the year ended December 31, 2018. See Note 2 for further details.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$150,000	$150,000	$—
Issuance of preferred stock	—	—	150,000
Balance, end of year	150,000	150,000	150,000
Common stock, par value $0.15 per share:
Balance, beginning of year	10,746	10,426	10,426
Common stock issued under employee plans	123	292	—
Common stock issued for acquisitions	297	28	—
Balance, end of year	11,166	10,746	10,426
Additional paid-in-capital:
Balance, beginning of year	1,733,348	1,840,551	1,820,772
Unit amortization, net of forfeitures	102,971	167,908	189,746
Issuance of common stock for acquisitions	110,374	9,324	(723)
Dividends declared to equity-award holders	6,812	3,758	—
Common stock issued under employee plans and related tax benefits	(60,256)	(288,152)	(159,391)
Tax deficit from stock-based compensation (1)	—	—	(4,904)
Issuance of preferred stock	—	—	(4,949)
Other	55	(41)	—
Balance, end of year	1,893,304	1,733,348	1,840,551
Retained earnings:
Balance, beginning of year	1,033,526	876,958	805,685
Net income	393,968	182,871	81,520
Dividends declared:
Common	(41,450)	(17,446)	—
Preferred	(9,375)	(9,375)	(3,906)
Common stock issued under employee plans and related tax benefits	(10,985)	—	(6,341)
Cumulative effect of adoption of ASU 2014-09	(4,174)	—	—
Cumulative effect of adoption of ASU 2018-02	3,050	—	—
Other	1,943	518	—
Balance, end of year	1,366,503	1,033,526	876,958
Accumulated other comprehensive loss:
Balance, beginning of year	(26,736)	(39,042)	(39,533)
Unrealized gains/(losses) on securities, net of tax	(36,254)	4,730	5,803
Unrealized gains/(losses) on cash flow hedging activities, net of tax	(792)	(320)	7,288
Foreign currency translation adjustment, net of tax	(5,691)	7,896	(12,600)
Cumulative effect of adoption of ASU 2018-02	(3,050)	—	—
Balance, end of year	(72,523)	(26,736)	(39,042)
Treasury stock, at cost:
Balance, beginning of year	(39,308)	(100,485)	(104,934)
Common stock issued under employee plans	28,655	74,175	104,375
Common stock repurchased	(170,204)	(12,998)	(113,462)
Common stock issued for acquisitions	—	—	13,536
Balance, end of year	(180,857)	(39,308)	(100,485)
Total Stifel Financial Corp. Shareholders' Equity	3,167,593	2,861,576	2,738,408
Non-controlling interests:
Balance, beginning of year	—	—	—
Non-controlling interests	30,000	—	—
Balance, end of year	30,000	—	—
Total Shareholders' Equity	$3,197,593	$2,861,576	$2,738,408

(1) During the year ended December 31, 2017, we adopted new stock-based compensation guidance. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$393,968	$182,871	$81,520
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	27,896	32,495	43,147
Amortization of loans and advances to financial advisors and other employees	85,374	91,594	94,754
Amortization of premium on investment portfolio	25,307	15,837	12,258
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	19,601	25,985	17,793
Amortization of intangible assets	12,557	12,135	14,427
Deferred income taxes	14,254	118,129	46,062
Tax deficit from stock-based compensation	—	—	4,904
Stock-based compensation	100,789	140,461	186,303
(Gain)/losses on sale of investments	22,780	(2,359)	5,563
Gain on extinguishment of Stifel Financial Capital Trust	—	—	(5,607)
Other, net	(10,723)	3,037	4,676
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	182,619	31,840	177,300
Brokers, dealers, and clearing organizations	(56,467)	566,454	(439,601)
Securities purchased under agreements to resell	(187,680)	(263,632)	(88,165)
Financial instruments owned, including those pledged	(123,765)	(217,386)	(175,602)
Loans originated as held for sale	(1,341,108)	(1,564,386)	(2,658,254)
Proceeds from mortgages held for sale	1,345,109	1,558,327	2,624,950
Loans and advances to financial advisors and other employees	(116,921)	(72,215)	(92,830)
Other assets	(1,562)	(113,875)	(158,875)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	9,173	(13,808)	(158,408)
Brokers, dealers, and clearing organizations	(16,383)	(79,905)	(62,105)
Drafts	(2,156)	12,592	(89,406)
Financial instruments sold, but not yet purchased	168,443	79,831	177,288
Other liabilities and accrued expenses	(21,579)	135,894	(3,500)
Net cash provided by/(used in) operating activities	$529,526	$679,916	$(441,408)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$1,244,434	$985,520	$403,951
Calls and principal paydowns of held-to-maturity securities	827,905	370,019	251,439
Sale of equipment	21,699	—	—
Sale or maturity of investments	24,445	28,839	40,175
Disposition of business, net	—	—	21,340
Increase in bank loans, net	(1,079,546)	(1,374,959)	(2,462,405)
Payments for:
Purchase of available-for-sale securities	(550,162)	(1,583,369)	(1,961,419)
Purchase of held-to-maturity securities	(1,352,587)	(1,033,700)	(1,437,725)
Purchase of investments	(8,828)	(4,296)	(9,278)
Purchase of fixed assets	(108,207)	(28,217)	(28,211)
Acquisitions, net of cash acquired	(8,394)	(7,220)	(72,383)
Net cash used in investing activities	(989,241)	(2,647,383)	(5,254,516)
Cash Flows from Financing Activities:
Proceeds from/(repayments of) short-term borrowings, net	(216,572)	(121,000)	287,916
Proceeds from issuance of senior notes, net	—	217,913	201,632
Proceeds from/(repayments of) advances from the FHLB, net	(214,950)	245,000	352,000
Proceeds from non-controlling interests	30,000	—	—
Issuance of preferred stock, net of issuance costs	—	—	145,051
Increase/(decrease) in securities sold under agreements to repurchase	301,690	(34,842)	(10,128)
Increase in bank deposits, net	1,950,661	1,884,452	4,889,127
Increase/(decrease) in securities loaned	172,380	(166,900)	146,838
Tax deficit from stock-based compensation	—	—	(4,904)
Tax payments related to shares withheld for stock-based compensation plans	(43,229)	(214,744)	(61,601)
Proceeds from stock option exercises	2,278	—	543
Repurchase of common stock	(170,204)	(12,998)	(113,462)
Cash dividends on preferred stock	(9,375)	(9,375)	(3,906)
Cash dividends paid to common stock and equity-award holders	(34,638)	(13,688)	—
Extinguishment of Stifel Financial Capital Trust	(7,500)	—	(9,393)
Repayment of Senior Notes	—	—	(150,000)
Contingent consideration	(12,846)	(13,328)	(13,110)
Net cash provided by financing activities	1,747,695	1,760,490	5,656,603
Effect of exchange rate changes on cash	(5,691)	7,895	(12,600)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	1,282,289	(199,082)	(51,921)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	787,085	986,167	1,038,088
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$2,069,374	$787,085	$986,167

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$1,936,560	$696,283	$912,932
Cash segregated for regulatory purposes	132,814	90,802	73,235
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,069,374	$787,085	$986,167

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$169,724	$69,781	$62,145
Cash paid for income taxes, net of refunds	67,379	21,516	22,946
Noncash investing and financing activities:
Unit grants, net of forfeitures	$136,529	$71,300	$190,211
Issuance of common stock for acquisitions	110,671	9,352	12,813

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

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe Bruyette & Woods (“KBW”), and Stifel Bancorp, Inc. (“Stifel Bancorp”). Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

Consolidation Policies

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of shareholders’ equity that is attributable to non-controlling interests for such subsidiaries is presented as non-controlling interests, a component of total equity, in the consolidated statements of financial condition.

Our non-controlling interest represents a 27.5% third-party ownership of North Shore Aviation Holdings LLC (“North Shore”), a wholly owned subsidiary of the Company, that through its subsidiary owns 5 airplane engines. See Note 9 for additional information on operating leases.

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

NOTE 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider money market mutual funds and highly liquid investments with original maturities of three months or less that are not restricted or segregated to be cash equivalents. Cash and cash equivalents include deposits with banks, federal funds sold, money market mutual funds, and certificates of deposit. Cash and cash equivalents also include balances that our bank subsidiaries maintain at the Federal Reserve Bank.

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2018.

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

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, commercial and industrial loans, stock-secured loans, home equity loans, construction loans, and consumer loans originated or acquired by Stifel Bancorp. Bank loans include those loans that management has the intent and ability to hold and are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, deferred origination fees and costs, and purchased discounts. Loan origination costs, net of fees, and premiums and discounts on purchased loans are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Discount accretion/premium amortization is recognized using the effective interest rate method, which is based upon the respective interest rate and expected lives of loans.

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

Fixed Assets, Net

Office equipment is depreciated on a straight-line basis over the estimated useful life of the asset of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Buildings and building improvements are amortized on a straight-line basis over the estimated useful life of the asset of three to thirty-nine years. Depreciation expense is recorded in occupancy and equipment rental in the consolidated statements of operations. Office equipment, leasehold improvements, and property are stated at cost net of accumulated depreciation and amortization in the consolidated statements of financial condition. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. The Company performed impairment testing on October 1, 2018 with no impairment charges resulting from the annual impairment tests.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2018, all of our derivatives are designated as cash flow hedges. See Note 14 for additional details.

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

Underwriting expenses had historically been recorded net of client reimbursements and/or netted against revenues. Under the new revenue standard, all investment banking expenses are recognized as non-interest expense in other operating expenses in the consolidated statements of operations and any expense reimbursements are recognized as investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

Asset management and service fees. We earn management and performance fees in connection with investment advisory services provided to institutional and individual clients. Investment advisory fees are charged based on the value of assets in fee-based accounts and are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets. Fees are charged either in advance based on fixed rates applied to the value of the customers’ account at the beginning of the period or periodically based on contracted rates and account performance. Contracts can be terminated at any time with no incremental payments due to our company upon termination. If the contract is terminated by the customer fees are prorated for the period and fees charged for the post termination period are refundable to the customer.

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

Direct Financing and Operating Leases

The net investment in direct financing leases is included in other assets in the consolidated balance sheets and consists of the present values of the sum of the future minimum lease payments and estimated residual value of the leased assets. Revenue consists of interest earned on the net investment and is recognized over the lease term as a constant percentage return thereon. The net investment in property on operating leases is included in fixed assets, net in the consolidated balance sheets. Depreciation is recognized, on the straight-line basis, over the lease term to the estimated residual value. Operating lease revenue is recorded on a straight-line basis and is recognized over the lease term in other income. Estimated residual values are established at lease inception utilizing contract terms, past customer experience, and general market data and are reviewed and adjusted, if necessary, on an annual basis. See Note 3 – Acquisitions for further details.

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record a deferred rent liability in accounts payable and accrued expenses in the consolidated statements of financial condition and amortize the deferred rent over the lease term as a reduction to occupancy and equipment rental in the consolidated statements of operations.

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

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. Revenues and expenses are translated at an average rate for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive loss, a separate component of Stifel Financial Corp. shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations.

Recently Issued Accounting Guidance

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this guidance is to improve the effectiveness of disclosure requirements on fair value measurement by eliminating certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifying some disclosure requirements. The accounting update is effective for the fiscal year beginning after December 15, 2019 (January 1, 2020 for our company) and early adoption is permitted. The adoption is not expected to have a material impact on our consolidated financial statements.

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

Overall, the amendments in this accounting update are expected to accelerate the recognition of credit losses for portfolios where CECL models will be applied. The accounting update is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our company) with early adoption permitted as of January 1, 2019. We are in the process of developing credit models with the assistance of third-party vendors and assessing process changes that may be required for accounting, reporting and governance to comply with the new credit standard.  We are also currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”) that requires for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

We will adopt ASU 2016-02 utilizing the optional transition approach allowed under ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and applying the package of practical expedients beginning January 1, 2019. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, our reporting for periods prior to January 1, 2019 will continue to be reported in accordance with Leases (Topic 840).

The adoption of this guidance will result in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet and will not have a material impact on the Company’s results of operations or cash flows. Upon adoption, the Company expects to record operating lease right-of-use assets in the range of approximately $600 million to $700 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months, with corresponding operating lease liabilities. These amounts are impacted by certain assumptions around lease renewals and the discount rate used to discount the future lease obligations. We do not believe the standard will materially affect our consolidated statements of income or consolidated statements of cash flows. The standard will have no impact on our debt covenant compliance under our current agreements.

Recently Adopted Accounting Guidance

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act of 2017. The accounting update is effective for the fiscal year beginning after December 15, 2018 (January 1, 2019 for our company) and early adoption is permitted. We early adopted the guidance in the update on January 1, 2018. The adoption of the accounting update resulted in a reclassification adjustment of $3.1 million related to cash flow hedges and investment portfolio credit risk in our consolidated financial statements.

Statement of Cash Flow

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flow - Restricted Cash,” which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The accounting update is effective for the fiscal year beginning after December 15, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated statement of cash flows. Upon adoption of the accounting update, we recorded an increase of $17.6 million in net cash provided by operating activities and an increase of $153.8 million in net cash used in operating activities for the years ended December 31, 2017 and 2016, respectively, related to reclassifying the changes in our cash segregated for regulatory purposes and restricted cash balance from operating activities to the cash and cash equivalent balances within the consolidated statements of cash flows.

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

Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that changes the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The accounting update also amends certain disclosure requirements associated with the fair value of financial instruments. The accounting update is effective for fiscal years beginning after December 15, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2018, the Company adopted ASU 2014-09, which provides accounting guidance on the recognition of revenues from contracts and requires gross presentation of certain costs that were previously offset against revenue. This change was applied prospectively from January 1, 2018 and there is no impact on our previously presented results. The adoption of the new revenue standard resulted in a reduction of beginning retained earnings of $4.2 million after-tax as a cumulative effect of adoption of an accounting change.

The impact of adoption is primarily related to investment banking revenues that were previously recognized in prior periods, which are now being deferred under the new revenue standard.

With the adoption of the new revenue recognition standard on January 1, 2018, capital raising and advisory fee revenues are no longer presented net of the related reimbursable deal expenses. As a result, capital raising and advisory fee revenues and other operating expenses are higher in 2018 by an identical $33.8 million, with no impact to net income.

The scope of the accounting update does not apply to revenue associated with financial instruments, and as a result, does not have an impact on the elements of our consolidated statements of operations most closely associated with financial instruments, including principal transaction revenues, interest income, and interest expense.

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) that requires an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 also requires an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for our company). We adopted the guidance in the update on January 1, 2017. Cash paid to a tax authority by a company when withholding shares from an employee’s award for tax-withholding purposes are now classified as a financing activity in the accompanying consolidated statement of cash flows (adopted retrospectively). We reclassified $61.6 million from operating activities to financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2016 pertaining to shares withheld from employee awards for tax withholding purposes.

NOTE 3 – Acquisitions

Rand & Associates

On October 1, 2018, the Company completed the acquisition of Rand & Associates (“Rand”), an independent investment adviser that provides comprehensive wealth management and investment counsel services to individuals, families, and institutions. The acquisition was funded with cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $8.3 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of customer relationships with an acquisition-date fair value of $4.6 million. The allocation of the purchase price of Rand is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Rand as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.
The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Rand business and of the hired financial advisors and the conversion of the customer accounts to our platform. Goodwill is expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of Rand over a five-year period. The liability for earn-out payments was $4.1 million at December 31, 2018. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Rand have been included in our results prospectively from the date of acquisition.

Business Bancshares, Inc.

On August 31, 2018, the Company completed the acquisition of Business Bancshares, Inc. (“BBI”) and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility that operates from a single location. Upon the closing of the transaction, the Business Bank of St. Louis was renamed “Stifel Bank” and Business Bancshares, Inc. was renamed “Stifel Bancorp, Inc.” Stifel Bancorp, Inc. (“Stifel Bancorp”) is the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank. Under the terms of the merger agreement, each outstanding share of BBI common stock (except for shares of BBI common stock held by BBI as treasury stock) were converted into the right to receive 0.705 shares of our company’s common stock, with fractional shares settled with cash. We issued approximately 2.0 million shares for acquisition of BBI.

We acquired approximately $507.8 million of loans, and $85.7 million of other assets (primarily cash and due from banks and investment securities). In addition, we assumed approximately $501.1 million of deposits and $21.9 million of other liabilities. Assets acquired and liabilities assumed were recorded at fair value. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $38.4 million of goodwill and intangibles in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of core deposits with an acquisition date fair value of $8.6 million. The allocation of the purchase price of BBI is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of BBI as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the BBI business and its customer base.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of BBI have been included in our results prospectively from the date of acquisition.

Ziegler Wealth Management

On March 19, 2018, the Company completed the acquisition of Ziegler Wealth Management (“Ziegler”), a privately held investment bank, capital markets and proprietary investments firm that had 55 private client advisors in five states that managed approximately $5 billion in client assets. Ziegler provided its clients with capital raising, strategic advisory services, equity and fixed income sales & trading and research. The acquisition was funded with cash from operations.

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

We recognized a liability for estimated earn-out payments. These payments will be based on ISM’s performance over a three-year period. The liability for earn-out payments was $1.9 million at December 31, 2017. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition. There was no liability for earn-out payments at December 31, 2018.

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

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Eaton’s business and from the relationships Eaton has established with private equity firms, hedge funds, high net worth family offices, and institutional investors. Goodwill is deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on Eaton Partner’s performance over a four-year period. The liability for earn-out payments was $40.2 million and $31.2 million at December 31, 2018 and 2017, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Barclays Wealth and Investment Management, Americas

On December 4, 2015, we completed the purchase of the Barclays Wealth and Investment Management, Americas (“Barclays”), franchise in the U.S. The Company paid purchase consideration that was funded with cash from operations. As part of that transaction, Stifel Bancorp, a wholly owned subsidiary of the Company, acquired approximately $600.0 million of bank loans, at fair value, from Barclays. The fair values for those loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

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

In addition, deferred consideration is payable based on certain revenue generated by Stifel in accordance with the distribution agreement. The deferred consideration of $7.4 million and $15.2 million has been recognized as a liability and is included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2018 and 2017, respectively.

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

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2018 and 2017, included (in thousands):

	December 31,
	2018	2017
Receivables from clearing organizations	$320,277	$270,285
Deposits paid for securities borrowed	109,795	132,776
Securities failed to deliver	85,502	56,046
	$515,574	$459,107

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2018 and 2017, included (in thousands):

	December 31,
	2018	2017
Deposits received from securities loaned	$392,163	$219,782
Securities failed to receive	27,975	29,297
Payable to clearing organizations	12,161	27,223
	$432,299	$276,302

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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments is based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equity securities listed in active markets, U.S. government securities, U.S. government agency securities, corporate equity securities, and fixed income securities.

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, securities infrequently traded, including corporate fixed income securities, sovereign debt, and equity securities, state and municipal securities, and asset-backed securities, which primarily includes collateralized loan obligations.

We have identified Level 3 financial instruments to include certain asset-backed and non-agency mortgage-backed securities. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2018		December 31, 2017
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$19,719	$—	$77,441	$—
Mutual funds	9,122	—	11,748	—
Private equity funds	3,461	1,480	7,677	1,825
Partnership interests	3,976	1,024	5,124	1,330
Total	$36,278	$2,504	$101,990	$3,155

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, equity securities, and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities not actively traded, corporate securities, including fixed income securities and equity securities, and sovereign debt.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, are presented below (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$42,121	$42,121	$—	$—
U.S. government agency securities	72,532	—	72,532	—
Mortgage-backed securities:
Agency	564,111	—	564,111	—
Non-agency	25,727	—	25,726	1
Asset-backed securities	25,905	—	25,730	175
Corporate securities:
Fixed income securities	310,457	1,100	309,357	—
Equity securities	57,911	57,125	786	—
Sovereign debt	14,063	—	14,063	—
State and municipal securities	154,622	—	154,622	—
Total financial instruments owned	1,267,449	100,346	1,166,927	176
Available-for-sale securities:
U.S. government agency securities	5,215	417	4,798	—
State and municipal securities	68,226	—	68,226	—
Mortgage-backed securities:
Agency	230,408	—	230,408	—
Commercial	69,715	—	69,715	—
Non-agency	1,219	—	1,219	—
Corporate fixed income securities	931,604	—	931,604	—
Asset-backed securities	1,764,060	—	1,764,060	—
Total available-for-sale securities	3,070,447	417	3,070,030	—
Investments:
Corporate equity securities	33,046	31,670	1,376	—
Auction rate securities:
Equity securities	16,632	—	—	16,632
Municipal securities	704	—	—	704
Other	1,041	—	184	857
Investments measured at NAV	16,559
Total investments	67,982	31,670	1,560	18,193
Cash equivalents measured at NAV	19,719
Derivative contracts (1)	7,683	—	7,683	—
	$4,433,280	$132,433	$4,246,200	$18,369

(1)	Included in other assets in the consolidated statements of financial condition.
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$534,817	$534,817	$—	$—
U.S. government agency securities	32,755	—	32,755	—
Mortgage-backed securities:
Agency	123,456	—	123,456	—
Corporate securities:
Fixed income securities	208,725	1,289	207,436	—
Equity securities	36,117	35,398	719	—
Sovereign debt	11,429	—	11,429	—
State and municipal securities	7	—	7	—
Total financial instruments sold, but not yet purchased	$947,306	$571,504	$375,802	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, are presented below (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$13,466	$13,466	$—	$—
U.S. government agency securities	147,223	—	147,223	—
Mortgage-backed securities:
Agency	302,445	—	302,445	—
Non-agency	29,356	—	29,355	1
Asset-backed securities	76,752	—	76,395	357
Corporate securities:
Fixed income securities	325,471	362	324,867	242
Equity securities	46,802	46,411	138	253
Sovereign debt	32,470	—	32,470	—
State and municipal securities	169,699	—	169,699	—
Total financial instruments owned	1,143,684	60,239	1,082,592	853
Available-for-sale securities:
U.S. government agency securities	4,983	516	4,467	—
State and municipal securities	70,559	—	70,559	—
Mortgage-backed securities:
Agency	305,530	—	305,530	—
Commercial	72,488	—	72,488	—
Non-agency	1,568	—	1,568	—
Corporate fixed income securities	1,211,442	—	1,211,442	—
Asset-backed securities	2,106,938	—	2,106,938	—
Total available-for-sale securities	3,773,508	516	3,772,992	—
Investments:
Corporate equity securities	49,978	49,978	—	—
Auction rate securities:
Equity securities	34,789	—	—	34,789
Municipal securities	846	—	—	846
Other	1,217	—	360	857
Investments measured at NAV	24,549
Total investments	111,379	49,978	360	36,492
Cash equivalents measured at NAV	77,441
Derivative contracts (1)	7,995	—	7,995	—
	$5,114,007	$110,733	$4,863,939	$37,345

(1)	Included in other assets in the consolidated statements of financial condition.
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$442,402	$442,402	$—	$—
U.S. government agency securities	10,348	—	10,348	—
Mortgage-backed securities:
Agency	86,612	—	86,612	—
Corporate securities:
Fixed income securities	180,755	—	180,755	—
Equity securities	38,510	38,070	440	—
Sovereign debt	20,236	—	20,236	—
Total financial instruments sold, but not yet purchased	$778,863	$480,472	$298,391	$—

The following tables summarize the changes in fair value associated with Level 3 financial instruments during the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31, 2018
	Financial instruments owned				Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Fixed Income Securities	Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2017	$1	$357	$242	$253	$34,789	$846	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	(164)	—	(130)	1,193	8	—
Realized gains (1)	—	—	—	21	—	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	(144)	—	—	—
Redemptions	—	(18)	(242)	—	(19,350)	(150)	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Net change	—	(182)	(242)	(253)	(18,157)	(142)	—
Balance at December 31, 2018	$1	$175	$—	$—	$16,632	$704	$857

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

	Year Ended December 31, 2017
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Corporate Fixed Income Securities	Equity Securities	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2016	$1,082	$273	$600	$3,833	$48,689	$832	$1,240
Unrealized gains/(losses):
Included in changes in net assets (1)	(260)	—	(88)	(133)	785	14	—
Realized gains/(losses) (1)	90	—	(259)	13	—	—	(383)
Purchases	—	—	—	—	—	—	—
Sales	(324)	—	—	(120)	—	—	—
Redemptions	(230)	(31)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	(3,593)	(14,685)	—	—
Net change	(724)	(31)	(347)	(3,833)	(13,900)	14	(383)
Balance at December 31, 2017	$358	$242	$253	$—	$34,789	$846	$857

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments during the year ended December 31, 2018 were principally a result of the redemption of ARS. The changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2018, relating to Level 3 assets still held at December 31, 2018, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of December 31, 2018.

	Valuation technique	Unobservable input	Range	Weighted average
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	0.0% - 5.6%	3.2%
		Workout period	2-3 years	2.4 years
Municipal securities	Discounted cash flow	Discount rate	0.7% - 8.3%	2.8%
		Workout period	1-4 years	2.0 years

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

There were $0.9 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2018, corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.8 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2018, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were no transfers of financial assets into or out of Level 3 during the year ended December 31, 2018.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2018 and 2017, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,936,560	$1,936,560	$696,283	$696,283
Cash segregated for regulatory purposes	132,814	132,814	90,802	90,802
Securities purchased under agreements to resell	699,900	699,900	512,220	512,220
Financial instruments owned	1,267,449	1,267,449	1,143,684	1,143,684
Available-for-sale securities	3,070,447	3,070,447	3,773,508	3,773,508
Held-to-maturity securities	4,218,854	4,122,907	3,698,098	3,710,478
Loans held for sale	205,557	205,557	226,068	226,068
Bank loans	8,517,615	8,565,347	6,947,759	6,953,328
Investments	67,982	67,982	111,379	111,379
Derivative contracts (1)	7,683	7,683	7,995	7,995
Financial liabilities:
Securities sold under agreements to repurchase	$535,394	$535,394	$233,704	$233,704
Bank deposits	15,863,613	14,661,996	13,411,935	12,702,746
Financial instruments sold, but not yet purchased	947,306	947,306	778,863	778,863
Federal Home Loan Bank advances	540,000	540,000	745,000	745,000
Borrowings	180,655	180,655	256,000	256,000
Senior notes	1,015,973	989,790	1,014,940	1,044,768
Debentures to Stifel Financial Capital Trusts	60,000	49,747	67,500	64,962

(1)	Included in other assets in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,916,841	$1,916,841	$—	$—
Cash segregated for regulatory purposes	132,814	132,814	—	—
Securities purchased under agreements to resell	699,900	645,632	54,268	—
Held-to-maturity securities	4,122,907	—	3,960,099	162,808
Loans held for sale	205,557	—	205,557	—
Bank loans	8,565,347	—	8,565,347	—
Financial liabilities:
Securities sold under agreements to repurchase	$535,394	$87,273	$448,121	$—
Bank deposits	14,661,996	—	14,661,996	—
Federal Home Loan Bank advances	540,000	540,000	—	—
Borrowings	180,655	180,655	—	—
Senior notes	989,790	989,790	—	—
Debentures to Stifel Financial Capital Trusts	49,747	—	—	49,747

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$618,842	$618,842	$—	$—
Cash segregated for regulatory purposes	90,802	90,802	—	—
Securities purchased under agreements to resell	512,220	428,740	83,480	—
Held-to-maturity securities	3,710,478	—	3,517,781	192,697
Loans held for sale	226,068	—	226,068	—
Bank loans	6,953,328	—	6,953,328	—
Financial liabilities:
Securities sold under agreements to repurchase	$233,704	$92,278	$141,426	$—
Bank deposits	12,702,746	—	12,702,746	—
Federal Home Loan Bank advances	745,000	745,000	—	—
Borrowings	256,000	256,000	—	—
Senior notes	1,044,768	1,044,768	—	—
Debentures to Stifel Financial Capital Trusts	64,962	—	—	64,962

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2018 and 2017.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2018 and 2017 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency, commercial, and non-agency mortgage-backed securities, asset-backed securities, consisting of collateralized loan obligation securities and Student Loan ARS, and corporate fixed income securities. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2018 and 2017 approximate fair value due to the short-term nature.

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

Borrowings

The carrying amount of borrowings approximates fair value due to the relative short-term nature of such borrowings. In addition, Stifel Bancorp’s Federal Home Loan Bank advances reflect terms that approximate current market rates for similar borrowings.

Senior Notes

The fair value of our senior notes is estimated based upon quoted market prices.

Debentures to Stifel Financial Capital Trusts

The fair value of our trust preferred securities is based on the discounted value of contractual cash flows. We have assumed a discount rate based on similar type debt instruments.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2018 and 2017, are as follows (in thousands):

	December 31,
	2018	2017
Financial instruments owned:
U.S. government securities	$42,121	$13,466
U.S. government agency securities	72,532	147,223
Mortgage-backed securities:
Agency	564,111	302,445
Non-agency	25,727	29,356
Asset-backed securities	25,905	76,752
Corporate securities:
Fixed income securities	310,457	325,471
Equity securities	57,911	46,802
Sovereign debt	14,063	32,470
State and municipal securities	154,622	169,699
	$1,267,449	$1,143,684
Financial instruments sold, but not yet purchased:
U.S. government securities	$534,817	$442,402
U.S. government agency securities	32,755	10,348
Mortgage-backed securities:
Agency	123,456	86,612
Corporate securities:
Fixed income securities	208,725	180,755
Equity securities	36,117	38,510
Sovereign debt	11,429	20,236
State and municipal securities	7	—
	$947,306	$778,863

At December 31, 2018 and 2017, financial instruments owned in the amount of $669.0 million and $810.3 million, respectively, were pledged as collateral (on a settlement-date basis) for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,022	$—	$(39)	$4,983
State and municipal securities	74,691	—	(4,132)	70,559
Mortgage-backed securities:
Agency	308,409	102	(2,981)	305,530
Commercial	75,548	28	(3,088)	72,488
Non-agency	1,568	—	—	1,568
Corporate fixed income securities	1,213,262	3,832	(5,652)	1,211,442
Asset-backed securities	2,098,958	12,877	(4,897)	2,106,938
	$3,777,458	$16,839	$(20,789)	$3,773,508
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,334,833	$13,621	$(16,208)	$1,332,246
Commercial	58,971	1,313	—	60,284
Asset-backed securities	2,264,283	15,526	(1,862)	2,277,947
Corporate fixed income securities	40,011	27	(37)	40,001
	$3,698,098	$30,487	$(18,107)	$3,710,478

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the year ended December 31, 2018, we received proceeds of $372.4 million from the sale of available for sale securities, which resulted in a realized loss of $3.9 million. For the year ended December 31, 2017, we received proceeds of $87.3 million from the sale of available for sale securities, which resulted in realized gains of $0.4 million. For the year ended December 31, 2016, there were no sales of available-for-sale securities.

During the year ended December 31, 2018, unrealized losses, net of deferred taxes, of $36.3 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the years ended December 31, 2017 and 2016, unrealized gains, net of deferred tax expense, of $4.7 million and $5.8 million, respectively, were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$5,872	$5,855	$—	$—
After one year through three years	233,969	227,818	—	—
After three years through five years	406,184	396,046	—	—
After five years through ten years	463,765	452,622	366,667	364,758
After ten years	1,705,836	1,686,764	2,602,221	2,538,380
Mortgage-backed securities
After one year through three years	132	133	51,524	51,709
After three years through five years	1,323	1,326	—	—
After five years through ten years	5,801	5,820	170,050	165,858
After ten years	302,692	294,063	1,028,392	1,002,202
	$3,125,574	$3,070,447	$4,218,854	$4,122,907

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2018, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,534	$3,681	$—	$—	$5,215
State and municipal securities	80	—	18,199	49,947	68,226
Mortgage-backed securities:
Agency	—	1,460	5,820	223,128	230,408
Commercial	—	—	—	69,715	69,715
Non-agency	—	—	—	1,219	1,219
Corporate fixed income securities	4,241	620,182	307,181	—	931,604
Asset-backed securities	—	—	127,242	1,636,818	1,764,060
	$5,855	$625,323	$458,442	$1,980,827	$3,070,447
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$170,050	$1,028,392	$1,198,442
Commercial	—	51,524	—	—	51,524
Asset-backed securities	—	—	366,667	2,602,221	2,968,888
	$—	$51,524	$536,717	$3,630,613	$4,218,854

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2018 and 2017, securities of $1.9 billion and $2.2 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2018 and 2017, securities of $1.6 billion and $2.0 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(35)	$3,752	—	—	$(35)	$3,752
State and municipal securities	—	—	(4,261)	68,146	(4,261)	68,146
Mortgage-backed securities:
Agency	(186)	16,124	(3,786)	188,069	(3,972)	204,193
Commercial	—	—	(4,700)	68,850	(4,700)	68,850
Non-agency	(26)	1,214	—	—	(26)	1,214
Corporate fixed income securities	(5,619)	351,344	(21,183)	580,260	(26,802)	931,604
Asset-backed securities	(16,108)	1,348,927	—	—	(16,108)	1,348,927
	$(21,974)	$1,721,361	$(33,930)	$905,325	$(55,904)	$2,626,686
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(3,511)	$311,010	$(28,178)	$714,949	$(31,689)	$1,025,959
Asset-backed securities	(68,308)	2,579,117	(2,027)	42,712	(70,335)	2,621,829
	$(71,819)	$2,890,127	$(30,205)	$757,661	$(102,024)	$3,647,788

At December 31, 2018, the amortized cost of 258 securities classified as available for sale exceeded their fair value by $55.9 million, of which $33.9 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2018, was $2.6 billion, which was 85.5% of our available-for-sale portfolio.

At December 31, 2018, the carrying value of 196 securities held to maturity exceeded their fair value by $102.0 million, of which $30.2 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the years ended December 31, 2018, 2017, and 2016.

We believe the gross unrealized losses of $157.9 million related to our investment portfolio, as of December 31, 2018, are attributable to changes in market interest rates. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2018 and 2017 (in thousands, except percentages):

	December 31, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
Commercial and industrial	$3,304,234	38.5%	$2,437,938	34.8%
Residential real estate	2,875,014	33.5	2,593,576	37.0
Securities-based loans	1,786,966	20.8	1,819,206	25.9
Commercial real estate	318,961	3.7	116,258	1.7
Construction and land	138,245	1.6	7,896	0.1
Home equity lines of credit	38,098	0.4	15,039	0.2
Other	120,129	1.5	24,508	0.3
Gross bank loans	8,581,647	100.0%	7,014,421	100.0%
Unamortized loan premium/(discount), net	(12,155)		788
Loans in process	27,984		(856)
Unamortized loan fees, net	5,972		872
Allowance for loan losses	(85,833)		(67,466)
Bank loans, net	$8,517,615		$6,947,759

At December 31, 2018 and 2017, Stifel Bancorp had loans outstanding to its executive officers, directors, and their affiliates in the amount of $4.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $24.8 million and $8.4 million, respectively.

At December 31, 2018 and 2017, we had loans held for sale of $205.6 million and $226.1 million, respectively. For the years ended December 31, 2018, 2017, and 2016, we recognized gains, included in other income in the consolidated statements of operations,  of $8.2 million, $12.3 million, and $16.0 million, respectively, from the sale of originated loans, net of fees and costs.

At December 31, 2018 and 2017, residential and commercial real estate loans of $2.7 billion and $2.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017 (in thousands).

	Year Ended December 31, 2018
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$13,896	$(12)	$9	$68,367
Residential real estate	8,430	2,798	—	—	11,228
Securities-based loans	2,088	(110)	—	—	1,978
Commercial real estate	1,520	258	—	—	1,778
Construction and land	100	1,141	—	—	1,241
Home equity lines of credit	162	145	—	3	310
Other	16	71	(2)	3	88
Qualitative	676	167	—	—	843
	$67,466	$18,366	$(14)	$15	$85,833

	Year Ended December 31, 2017
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$35,127	$19,666	$(355)	$36	$54,474
Residential real estate	2,660	5,770	—	—	8,430
Securities-based loans	3,094	(1,006)	—	—	2,088
Commercial real estate	1,363	2,860	(2,703)	—	1,520
Home equity lines of credit	371	(212)	—	3	162
Construction and land	232	(132)	—	—	100
Other	129	(115)	—	2	16
Qualitative	2,187	(1,511)	—	—	676
	$45,163	$25,320	$(3,058)	$41	$67,466

The following table presents the unpaid principal balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2018 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,678	$59,689	$68,367	$23,677	$3,280,557	$3,304,234
Residential real estate	24	11,204	11,228	519	2,874,495	2,875,014
Securities-based loans	—	1,978	1,978	—	1,786,966	1,786,966
Commercial real estate	—	1,778	1,778	—	318,961	318,961
Construction and land	—	1,241	1,241	—	138,245	138,245
Home equity lines of credit	—	310	310	184	37,914	38,098
Other	1	87	88	21	120,108	120,129
Qualitative	—	843	843	—	—	—
	$8,703	$77,130	$85,833	$24,401	$8,557,246	$8,581,647

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (TDR), which have been specifically identified for impairment analysis by our company and determined to be impaired. At December 31, 2018, we had $24.4 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2018 was $8.7 million. At December 31, 2017, we had $29.2 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2017 was $9.1 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2018 and 2017, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2018 and 2017, including the average recorded investment balance (in thousands):

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,677	$242	$23,435	$23,677	$8,678	$23,807
Residential real estate	544	352	167	519	24	275
Home equity lines of credit	184	184	—	184	—	184
Other	694	11	10	21	1	70
Total	$25,099	$789	$23,612	$24,401	$8,703	$24,336

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$28,856	$5,211	$23,645	$28,856	$9,059	$30,277
Home equity lines of credit	184	—	184	184	20	300
Residential real estate	171	—	171	171	24	174
Other	677	—	2	2	2	5
Total	$29,888	$5,211	$24,002	$29,213	$9,105	$30,756

The following tables present the aging of the recorded investment in past due loans at December 31, 2018 and 2017, by portfolio segment (in thousands):

	December 31, 2018
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,656	$14,656	$3,289,578	3,304,234
Residential real estate	6,970	377	7,347	2,867,667	2,875,014
Securities-based loans	—	—	—	1,786,966	1,786,966
Commercial real estate	—	—	—	318,961	318,961
Construction and land	—	—	—	138,245	138,245
Home equity lines of credit	33	—	33	38,065	38,098
Other	—	134	134	119,995	120,129
Total	$7,003	$15,167	$22,170	$8,559,477	$8,581,647

	December 31, 2018 *
	Non-accrual	Restructured	Total
Commercial and industrial	$14,741	$8,936	$23,677
Residential real estate	352	167	519
Home equity lines of credit	184	—	184
Other	21	—	21
Total	$15,298	$9,103	$24,401

* There were no loans past due 90 days and still accruing interest at December 31, 2018.

	December 31, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$7,892	$—	$7,892	$2,585,684	2,593,576
Commercial and industrial	11,883	—	11,883	2,426,055	2,437,938
Securities-based loans	—	—	—	1,819,206	1,819,206
Commercial real estate	—	—	—	116,258	116,258
Home equity lines of credit	184	—	184	14,855	15,039
Construction and land	—	—	—	7,896	7,896
Other	2	—	2	24,506	24,508
Total	$19,961	$—	$19,961	$6,994,460	$7,014,421

	December 31, 2017 *
	Non-accrual	Restructured	Total
Commercial and industrial	$19,904	$8,952	$28,856
Home equity lines of credit	184	—	184
Residential real estate	—	171	171
Other	2	—	2
Total	$20,090	$9,123	$29,213

* There were no loans past due 90 days and still accruing interest at December 31, 2017.

Credit quality indicators

As of December 31, 2018, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (non-accrual status), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2018 and 2017, 98.4% and 97.2% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. Our company uses the following definitions for risk ratings:

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

Other. Other loans includes consumer, credit card, and indirect lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,254,698	$34,795	$14,741	$—	$3,304,234
Residential real estate	2,874,495	—	519	—	2,875,014
Securities-based loans	1,786,966	—	—	—	1,786,966
Commercial real estate	318,961	—	—	—	318,961
Construction and land	138,245	—	—	—	138,245
Home equity lines of credit	37,914	—	184	—	38,098
Other	119,912	196	—	21	120,129
Total	$8,531,191	$34,991	$15,444	$21	$8,581,647

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$2,593,096	$309	$171	$—	2,593,576
Commercial and industrial	2,385,152	22,443	30,343	—	2,437,938
Securities-based loans	1,819,206	—	—	—	1,819,206
Commercial real estate	116,258	—	—	—	116,258
Home equity lines of credit	14,855	—	184	—	15,039
Construction and land	7,896	—	—	—	7,896
Other	24,506	—	2	—	24,508
Total	$6,960,969	$22,752	$30,700	$—	$7,014,421

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Furniture and equipment	$251,542	$225,553
Aircraft operating leases	214,065	—
Building and leasehold improvements	180,743	168,684
	646,350	394,237
Less accumulated depreciation and amortization	(273,411)	(239,117)
	$372,939	$155,120

For the years ended December 31, 2018, 2017, and 2016, depreciation and amortization totaled $27.9 million, $32.5 million, and $43.1 million, respectively.

As of December 31, 2018, the Company had a total lease portfolio of 23 aircraft engines with a net book value of $211.1 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2018. See Notes 2 and 28 for addition information.

As of December 31, 2018, minimum future payments under non-cancelable leases were (in thousands):

2019	$19,417
2020	15,813
2021	12,877
2022	6,614
2023	3,040
Thereafter	4,565
$62,326

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2017	Net Additions	Write-off	December 31, 2018
Goodwill
Global Wealth Management	$276,477	$63,918	$—	$340,395
Institutional Group	692,357	1,927	—	694,284
	$968,834	$65,845	$—	$1,034,679

	December 31, 2017	Net Additions	Amortization	December 31, 2018
Intangible assets
Global Wealth Management	$44,525	$21,780	$(5,773)	$60,532
Institutional Group	65,102	805	(6,784)	59,123
	$109,627	$22,585	$(12,557)	$119,655

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

On August 31, 2018, the Company completed the acquisition of BBI. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $38.4 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of core deposits with an acquisition-date fair value of $8.6 million. The allocation of the purchase price of BBI is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of BBI as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of BBI.

On October 1, 2018, the Company completed the acquisition of Rand. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $8.3 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of customer relationships with an acquisition-date fair value of $4.6 million. The allocation of the purchase price of Rand is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Rand as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of Rand.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Rand business and of the hired financial advisors and the conversion of the customer accounts to our platform. Goodwill is expected to be deductible for federal income tax purposes.

Amortizable intangible assets consist of acquired customer relationships, trade name, core deposits investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$160,745	$65,254	$146,986	$55,809
Trade name	24,713	11,755	24,713	10,228
Core deposits	8,615	816	—	—
Non-compete agreements	2,603	1,452	2,598	1,202
Investment banking backlog	1,431	1,293	1,419	968
	$198,107	$80,570	$175,716	$68,207

Amortization expense related to intangible assets was $12.6 million, $12.1 million, and $14.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in other operating expenses in the consolidated statements of operations..

The weighted-average remaining lives of the following intangible assets at December 31, 2018, are: customer relationships, 10.5 years; trade name, 9.6 years; core deposits, 4.9 years; and non-compete agreements, 8.8 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2018, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2019	$13,737
2020	13,164
2021	12,310
2022	11,494
2023	10,673
Thereafter	56,159
$117,537

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

Our uncommitted secured lines of credit at December 31, 2018, totaled $1.0 billion with six banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $391.0 million during the year ended December 31, 2018. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2018, our uncommitted secured lines of credit of $56.0 million are included in borrowings in the consolidated statements of financial condition. Our uncommitted secured lines were collateralized by company-owned securities valued at $63.0 million at December 31, 2018.

The Federal Home Loan advances of $540.0 million as of December 31, 2018, are floating-rate advances. The weighted average interest rates on these advances during the year ended December 31, 2018, was 1.61%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at December 31, 2018, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2020. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as defined in the revolving credit facility. At December 31, 2018, we had no advances on our revolving credit facility and were in compliance with all covenants.

In June 2018, Stifel, our broker-dealer subsidiary, entered into a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2019 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At December 31, 2018, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

As of December 31, 2018, a subsidiary of Stifel Bancorp was a party to two Notes. The Notes mature in 2043. The Notes bear interest contractually at fixed rates as per the Note Purchase Agreement. The outstanding balance on the Notes at December 31, 2018 was $124.5 million and is included in borrowings in the consolidated statements of financial condition.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(9,027)	(10,060)
Senior notes, net	$1,015,973	$1,014,940

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2019	$—
2020	300,000
2021	—
2022	—
2023	—
Thereafter	725,000
$1,025,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Money market and savings accounts	$13,609,612	$13,219,675
Certificates of deposit	1,763,336	1,575
Demand deposits (interest-bearing)	392,765	184,829
Demand deposits (non-interest-bearing)	97,900	5,856
	$15,863,613	$13,411,935

The weighted-average interest rate on deposits was 0.60% and 0.10% at December 31, 2018 and 2017, respectively.

Scheduled maturities of certificates of deposit at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Certificates of deposit, less than $100,000:
Within one year	$27,440	$438
One to three years	38,550	148
Three to five years	15,511	—
	$81,501	$586
Certificates of deposit, $100,000 and greater:
Within one year	$1,513,202	$651
One to three years	157,232	338
Three to five years	11,401	—
	1,681,835	989
	$1,763,336	$1,575

At December 31, 2018 and 2017, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $15.2 billion and $13.4 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $6.5 million and $0.2 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Asset Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$540,000	Other assets	$7,683

	December 31, 2017
	Asset Derivatives
	Notional Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$540,000	Other assets	$7,995

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 1.1 years.

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $3.9 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31, 2018
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$(3,876)	Interest Expense	$4,947	Interest Expense	$—

	Year Ended December 31, 2017
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$1,085	Interest Expense	$(635)	Interest Expense	$—

	Year Ended December 31, 2016
	Gain/(Loss) Recognized in OCI (Effectiveness)	Location of Loss Reclassified From OCI Into Income	Gain/(Loss) Reclassified From OCI Into Income	Location of Loss Recognized in OCI (Ineffectiveness)	Loss Recognized Due to Ineffectiveness
Cash flow interest rate contracts	$6,383	Interest expense	$(5,444)	Interest expense	$30

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	12,500
	$60,000	$67,500

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

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2018 and 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of December 31, 2018:
Securities borrowing (1)	$109,795	$—	$109,795	$(57,328)	$(45,005)	$7,462
Reverse repurchase agreements (2)	699,900	—	699,900	(365,822)	(329,740)	4,338
Cash flow interest rate contracts	7,683	—	7,683	—	—	7,683
	$817,378	$—	$817,378	$(423,150)	$(374,745)	$19,483
As of December 31, 2017:
Securities borrowing (1)	$132,776	$—	$132,776	$(78,474)	$(37,248)	$17,054
Reverse repurchase agreements (2)	512,220	—	512,220	(233,624)	(266,008)	12,588
Cash flow interest rate contracts	7,995	—	7,995	—	—	7,995
	$652,991	$—	$652,991	$(312,098)	$(303,256)	$37,637

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $695.6 million and $509.4 million at December 31, 2018 and 2017, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2018 and 2017 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of December 31, 2018:
Securities lending (3)	$(392,163)	$—	$(392,163)	$57,328	$325,110	$(9,725)
Repurchase agreements (4)	(535,394)	—	(535,394)	365,822	169,572	—
	$(927,557)	$—	$(927,557)	$423,150	$494,682	$(9,725)
As of December 31, 2017:
Securities lending (3)	$(219,782)	$—	$(219,782)	$78,474	$133,772	$(7,536)
Repurchase agreements (4)	(233,704)	—	(233,704)	233,624	80	—
	$(453,486)	$—	$(453,486)	$312,098	$133,852	$(7,536)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $558.6 million and $241.4 million at December 31, 2018 and 2017, respectively.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2018, had no material effect on the consolidated financial statements.

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

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $2.5 million of commitments outstanding at December 31, 2018.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2018 and 2017, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases

Future minimum commitments under non-cancelable operating leases at December 31, 2018, are as follows (in thousands):

2019	$89,887
2020	81,899
2021	66,887
2022	59,353
2023	50,916
Thereafter	107,678
$456,620

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2018, 2017, and 2016, included in occupancy and equipment rental in the consolidated statements of operations, was $104.6 million, $104.5 million, and $108.7 million, net of sublease income.

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

At December 31, 2018, Stifel had net capital of $342.7 million, which was 20.9% of aggregate debit items and $310.0 million in excess of its minimum required net capital. At December 31, 2018, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2018, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Under the Basel III rules, the quantity and quality of regulatory capital increases, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both our company and its bank subsidiaries’. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

December 31, 2018

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,939,938	16.8%	$520,718	4.5%	$752,148	6.5%
Tier 1 capital	2,103,339	18.2%	694,291	6.0%	925,721	8.0%
Total capital	2,247,937	19.4%	925,721	8.0%	1,157,152	10.0%
Tier 1 leverage	2,103,339	9.3%	904,735	4.0%	1,130,919	5.0%

Stifel Bank & Trust – Federal Reserve Capital Amounts

December 31, 2018

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,163,514	14.4%	$363,956	4.5%	$525,714	6.5%
Tier 1 capital	1,176,915	14.6%	485,274	6.0%	647,032	8.0%
Total capital	1,262,361	15.6%	647,032	8.0%	808,790	10.0%
Tier 1 leverage	1,176,915	7.1%	658,602	4.0%	823,252	5.0%

Stifel Bank– Federal Reserve Capital Amounts

December 31, 2018

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$77,244	12.3%	$28,324	4.5%	$40,913	6.5%
Tier 1 capital	77,244	12.3%	37,766	6.0%	50,354	8.0%
Total capital	85,117	13.5%	50,354	8.0%	62,943	10.0%
Tier 1 leverage	77,244	9.9%	31,113	4.0%	38,892	5.0%

NOTE 20 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
Revenues from contracts with customers:
Commissions	$657,732
Investment banking	707,670
Asset management and service fees	806,175
Other	15,568
Total revenue from contracts with customers	2,187,145
Other sources of revenue:
Interest	646,449
Principal transactions	351,378
Other	9,985
Total revenues	$3,194,957

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

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized upon completion of services. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses in the consolidated statements of operations and any expenses reimbursed by our clients are recognized as investment banking revenues.

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$472,135	$185,597	$—	$657,732
Investment banking - capital raising	31,293	304,895	—	336,188
Investment banking - advisory fees	81	371,401	—	371,482
Asset management	806,132	43	—	806,175
Other	11,625	—	3,943	15,568
Total	1,321,266	861,936	3,943	2,187,145
Primary Geographic Region:
United States	1,321,266	725,251	3,943	2,050,460
Europe	—	130,979	—	130,979
Other	—	5,706	—	5,706
	$1,321,266	$861,936	$3,943	$2,187,145

See Note 25 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $116.7 million and $93.0 million at December 31, 2018 and December 31, 2017, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2018.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2018 was $9.5 million and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest income:
Bank loans, net	$300,541	$206,084	$127,923
Investment securities	252,200	187,731	107,454
Margin balances	49,515	37,218	32,147
Financial instruments owned	21,407	17,563	18,965
Other	22,786	5,785	7,843
	$646,449	$454,381	$294,332
Interest expense:
Bank deposits	$82,256	$12,661	$7,331
Senior notes	44,610	35,338	36,217
Federal Home Loan Bank advances	15,173	8,305	6,777
Other	28,037	13,726	16,549
	$170,076	$70,030	$66,874

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.2 million shares at December 31, 2018.

Stock-based compensation expense included in compensation and benefits in the consolidated statements of operations for our company’s incentive stock award plans was $111.8 million, $246.7 million, and $190.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The tax benefit related to stock-based compensation recognized in shareholders’ equity was $4.0 million for the year ended December 31, 2018. As a result of the adoption of a new accounting standard on January 1, 2017, we recognized an excess tax benefit from stock-based compensation of $64.7 million for the year ended December 31, 2017. We adopted the new guidance prospectively. The tax provision related to stock-based compensation recognized in shareholders’ equity was $4.9 million for the year ended December 31, 2016.

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

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2018, no options were granted.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 were not material. Cash proceeds from the exercise of stock options were not material for the years ended December 31, 2018, 2017, and 2016.

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

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on our company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. The number of shares converted has the potential to range from 0% to 200% based on how our company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At December 31, 2018, the total number of restricted stock units and restricted stock awards outstanding was 16.4 million, of which 14.1 million were unvested. At December 31, 2018, the total number of PRSU’s was 0.7 million, of which all were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2018 is presented below (in thousands, except weighted-average fair value):

	Units	Weighted-average grant date fair value
Unvested December 31, 2017	13,938	$44.31
Granted	2,496	55.94
Vested	(2,030)	41.18
Cancelled	(287)	47.98
Unvested December 31, 2018	14,117	$46.75

At December 31, 2018, there was approximately $297.4 million of unrecognized compensation cost for restricted stock units and restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2018, was $83.6 million.

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

Employee Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the Plan. We may match certain employee contributions or make additional contributions to the Plan at our discretion. Our contributions to the Profit Sharing Plan, included in compensation and benefits in the consolidated statements of operations, were $12.8 million, $7.1 million, and $6.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2018 and 2017, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $535.4 million and $233.7 million, respectively.

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

At December 31, 2018 and 2017, Stifel Bancorp had outstanding commitments to originate loans aggregating $146.7 million and $160.2 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2018, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2018 and 2017, Stifel Bancorp had outstanding letters of credit totaling $26.3 million and $82.5 million, respectively. A majority of the standby letters of credit commitments at December 31, 2018, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2018 and 2017, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $919.5 million and $590.5 million, respectively.

NOTE 24 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current taxes:
Federal	$89,971	$(29,396)	$7,927
State	36,070	(334)	5,818
Foreign	99	(1,734)	1,255
	126,140	(31,464)	15,000
Deferred taxes:
Federal	11,932	114,842	39,127
State	2,267	1,728	6,261
Foreign	55	1,559	674
	14,254	118,129	46,062
Provision for income taxes	$140,394	$86,665	$61,062

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Statutory rate	$112,215	$94,338	$49,904
State income taxes, net of federal income tax	30,762	6,721	7,688
Foreign tax rate difference	(318)	(412)	(1,810)
Change in uncertain tax position	(617)	1,544	41
Revaluation of deferred tax assets	(3,006)	42,443	—
Excess tax benefit from stock-based compensation	(3,700)	(57,431)	—
Non-deductible litigation expense	—	—	7,700
Other, net	5,058	(538)	(2,461)
	$140,394	$86,665	$61,062

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Deferred compensation	$74,916	$71,687
Receivable reserves	30,252	22,679
Net operating loss carryforwards	29,699	31,986
Accrued expenses	19,832	33,957
Unrealized loss on investments	10,635	—
Depreciation	—	4,012
Other	3,066	—
Total deferred tax assets	168,400	164,321
Valuation allowance	(3,944)	(4,285)
	164,456	160,036
Deferred tax liabilities:
Goodwill and other intangibles	(42,045)	(38,982)
Depreciation	(6,629)	—
Prepaid expenses	(3,774)	(2,834)
Unrealized gain on investments	—	(11,081)
Other	—	(1,987)
	(52,448)	(54,884)
Net deferred tax asset	$112,008	$105,152

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we recorded an additional tax benefit of $3.0 million during 2018 for the re-measurement of certain deferred tax assets and liabilities based on the rates in which they are expected to reverse in the future. Our measurement of deferred tax taxes and our provisional analysis of the one-time repatriation transition tax is complete with no additional impact on current year earnings.

Our net deferred tax asset at December 31, 2018, includes net operating loss carryforwards of $308.1 million that expire between 2020 and 2038. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was decreased by $0.3 million. We believe the realization of the remaining net deferred tax asset of $112.0 million is more likely than not based on the ability to carry back losses against prior year taxable income for tax years before 2018 and carryforward net operating losses indefinitely after 2018, and expectations of future taxable income, which is supported by a history of cumulative income.

The current tax payable, included in accounts payable and accrued expenses, is $8.4 million and $4.2 million as of December 31, 2018 and 2017, respectively. At December 31, 2018, the Company did not have a tax receivable. At December 31, 2017, the Company had a tax receivable of $54.3 million, included in other assets, which is primarily attributable to tax deductions that the Company will realize as a result of the actions taken to maximize tax savings in response to the Tax Legislation that was enacted in the fourth quarter of 2017 and prior year tax overpayments.

As of December 31, 2018, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2018 and 2017, we had $0.3 million and $3.2 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2018 and 2017, we had accrued interest and penalties of $0.1 million and $0.5 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2016 to December 31, 2018 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$3,180	$1,800	$2,717
Increase related to prior year tax positions	4	3,036	5
Decrease related to prior year tax positions	(33)	(287)	(31)
Increase related to current year tax positions	191	—	—
Decrease related to settlements with taxing authorities	(3,030)	(171)	(42)
Decrease related to lapsing of statute of limitations	—	(1,198)	—
Increase/(decrease) related to business acquisitions	—	—	(849)
Ending balance	$312	$3,180	$1,800

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2013. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2010.

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

Our Global Wealth Management segment consists of two operating segments, the Private Client Group and Stifel Bancorp. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through our bank subsidiaries, which provide residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our private client group and to the general public.

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

Information concerning operations in these segments of business for the years ended December 31, 2018, 2017, and 2016, is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net revenues: (1)
Global Wealth Management	$1,990,319	$1,822,218	$1,563,410
Institutional Group	1,055,495	1,110,768	1,014,164
Other	(20,933)	(6,554)	(2,078)
	$3,024,881	$2,926,432	$2,575,496
Income/(loss) before income taxes:
Global Wealth Management	$737,003	$626,906	$430,318
Institutional Group	157,051	217,981	164,143
Other	(359,692)	(575,351)	(451,879)
	$534,362	$269,536	$142,582

(1)	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2018, 2017, and 2016.

The following table presents our company’s total assets on a segment basis at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Global Wealth Management	$21,040,224	$17,717,617
Institutional Group	3,238,617	3,313,304
Other	240,757	353,032
	$24,519,598	$21,383,953

We have operations in the United States, United Kingdom, Europe, and Asia. Our company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2018, 2017, and 2016, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$2,855,955	$2,783,175	$2,429,714
United Kingdom	156,557	129,288	132,622
Other	12,369	13,969	13,160
	$3,024,881	$2,926,432	$2,575,496

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$393,968	$182,871	$81,520
Preferred dividends	9,375	9,375	3,906
Net income available to common shareholders	$384,593	$173,496	$77,614
Shares for basic and diluted calculation:
Average shares used in basic computation	71,786	68,562	66,871
Dilutive effect of stock options and units (1)	9,535	12,473	10,692
Average shares used in diluted computation	81,321	81,035	77,563
Earnings per common share:
Basic	$5.36	$2.53	$1.16
Diluted	$4.73	$2.14	$1.00

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2018, 2017, and 2016, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2018, we declared and paid cash dividends of $0.48 per common share. During the year ended December 31, 2017, we declared and paid cash dividends of $0.20 per common share. We did not declare or pay any dividends on our common stock during 2016.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In November 2018, the Board of Directors authorized the repurchase of an additional 5.3 million shares bringing the authorized share repurchase amount to 10.0 million shares. At December 31, 2018, the maximum number of shares that may yet be purchased under this plan was 9.0 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2018, we repurchased $170.2 million or 3.4 million shares using existing Board authorization at an average price of $49.59 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2017, we repurchased $13.0 million or 0.3 million shares using existing Board authorization at an average price of $43.83 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the year ended December 31, 2018, we issued 0.5 million shares of common stock from treasury.

Share issuances out of treasury during the year ended December 31, 2018, were primarily a result of the vesting and exercise transactions under our incentive stock award plans.

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

NOTE 28 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and the ownership of a securitization that purchases, leases, and disposes of aircraft engines.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $231.8 million at December 31, 2018. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2018, 2017, and 2016. In addition, our direct investment interest in these entities is insignificant at December 31, 2018 and 2017.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $227.0 million at December 31, 2018. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at December 31, 2018. Management fee revenue earned by our company was insignificant during the years ended December 31, 2018, 2017, and 2016.

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

Securitization Interests

On July 31, 2018, the Company purchased 100% of the share capital of Jet Holding S.a.r.l. (“Jet Holdings”), which is the owner of 100% of the outstanding E-Certificates in FAN Engine Securitization Ltd. (“FAN”). FAN is a securitization which purchases, leases, and disposes of commercial aircraft engines. As of the acquisition date, FAN owned 24 leased aircraft engines through common law trusts and FAN Leasing Dublin Limited, all of which are wholly owned subsidiaries of FAN.

As the holder of the E-Certificate, our obligation to absorb losses is limited to the equity at risk (in this instance the consideration paid to acquire the E-Certificate). The residual returns that could be potentially generated by the activities of FAN are not pro rata with our ownership interests in the securitization.  In addition, we have the power to direct the activities of FAN. As such, we have determined that FAN is a variable interest entity with Jet Holdings the primary beneficiary; therefore, FAN has been consolidated at December 31, 2018.  Upon consolidation of FAN at fair value, which we determined was not a business, we recognized a gain of $15.3 million, which is included in other income in the consolidated statements of operations.

At December 31, 2018, the assets of FAN, which primarily consisted of operating leases, and liabilities, which primarily consisted of debt, were immaterial to our consolidated statements of financial condition.

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

NOTE 30 – Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2018
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$639,077	$625,590	$617,050	$666,791
Interest income	137,734	154,421	169,760	184,534
Total revenues	776,811	780,011	786,810	851,325
Interest expense	26,453	37,279	48,468	57,876
Net revenues	750,358	742,732	738,342	793,449
Total non-interest expenses	630,804	624,385	597,812	637,518
Income before income tax expense	119,554	118,347	140,530	155,931
Provision for income taxes	30,793	31,060	36,672	41,869
Net income	88,761	87,287	103,858	114,062
Preferred dividends	2,344	2,344	2,343	2,344
Net income available to common shareholders	$86,417	$84,943	$101,515	$111,718
Earnings per common share
Basic	$1.20	$1.18	$1.41	$1.56
Diluted	$1.06	$1.04	$1.25	$1.38

Weighted-average number of common shares outstanding:
Basic	71,999	71,692	71,919	71,666
Diluted	81,789	81,299	81,484	80,706
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12

	Year Ended December 31, 2017
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$590,474	$633,340	$620,932	$697,335
Interest income	100,953	108,951	117,862	126,615
Total revenues	691,427	742,291	738,794	823,950
Interest expense	15,896	16,644	17,625	19,865
Net revenues	675,531	725,647	721,169	804,085
Total non-interest expenses	596,512	642,449	613,030	804,905
Income before income tax expense	79,019	83,198	108,139	(820)
Provision for income taxes	13,507	30,387	41,603	1,168
Net income	65,512	52,811	66,536	(1,988)
Preferred dividends	2,344	2,344	2,343	2,344
Net income available to common shareholders	$63,168	$50,467	$64,193	$(4,332)
Earnings per common share (1)
Basic	$0.92	$0.74	$0.94	$(0.06)
Diluted	$0.78	$0.63	$0.79	$(0.06)

Weighted-average number of common shares outstanding:
Basic	68,386	68,556	68,522	68,782
Diluted	80,695	80,021	80,881	68,782
Cash dividends declared per common share	$—	$—	$0.10	$0.10

(1)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Management has excluded the operations of The Business Bank of St. Louis, a subsidiary of Business Bancshares, Inc., acquired during 2018, which is described in Note 3 of the consolidated financial statements of the Company included in this Annual Report on Form 10-K, and constituted 4.1% and 2.4% of total and net assets, respectively, as of December 31, 2018 and 0.3% and 0.2% of revenues and net income, respectively, for the year then ended, from the scope of this assessment.

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2018, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusions on the effectiveness of internal control over financial reporting did not include the Internal controls of The Business Bank of St. Louis, a subsidiary of Business Bancshares, Inc., which is included in the 2018 consolidated financial statements of the Company and constituted 4.1% and 2.4% of total and net assets, respectively, as of December 31, 2018 and 0.3% and 0.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of The Business Bank of St. Louis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes, and our report dated February 20, 2019, expressed an unqualified opinion thereon.

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

St. Louis, Missouri

February 20, 2019

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2019 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	15,004,418	$43.58	5,241,406
Equity compensation plans not approved by the shareholders	—	—	—
	15,004,418	$43.58	5,241,406

As of December 31, 2018, the total number of securities to be issued upon exercise of options and units consisted of 15,004,418 units. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2018, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 5,241,406 shares under the 2001 Incentive Stock Plan (2018 Restatement).

The number of securities remaining available for future issuance under equity compensation plans reflects an adjustment to outstanding awards granted under the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement) to net shares withheld in payment of tax withholding obligations, due to a recent determination by the Compensation Committee to satisfy tax withholding obligations through the cancellation of shares subject to an award.

If an outstanding award granted under the 2001 Incentive Stock Plan (2018 Restatement) expires or is canceled or forfeited without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance.

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2018

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

3.3

Second Amendment to the Restated Certificate of Incorporation, filed with the Secretary of the State of Delaware on June 6, 2018, incorporated by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on June 6, 2018.

3.4

Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 1, 2010.

3.5	Certificate of Designations of 6.25% Non-Cumulative Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.
3.6

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

10.2	Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-3 (33-53699) filed May 18, 1994. (P)

10.3	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997.* (P)

10.4

Employment Agreement with Victor Nesi dated June 25, 2009, incorporated herein by reference to Exhibit 10.(EE) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010.*

10.5	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1998. * (P)

10.6

Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.’s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

10.7

Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.’s Proxy Statement for the 1999 Annual Meeting of Shareholders filed March 26, 1999. *

10.8

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-52694) filed December 22, 2000. *

10.9

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.10	Stifel Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-60516) filed May 9, 2001. *

10.11	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-82328) filed February 7, 2002. *
10.12	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-105756) filed June 2, 2003. *

Exhibit No.	Description
10.13	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-140662) filed February 13, 2007. *

10.14

Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.15

Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on June 22, 2011. *

10.16

First Amendment to Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-222290) filed December 26, 2017. *

10.17

Form of Deferred Award Agreement for Restricted Stock Units pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.18

Form of Award Agreement for Restricted Stock Units and/or Debentures pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(g) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.19	Stifel Financial Corp. 2017 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

10.20

Form of Modification of Award Agreement under the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement) in accordance with the Stifel Financial Corp. Wealth Accumulation Plan, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

10.21

Stifel Financial Corp. 2017 Restricted Stock Award Agreement (Executive), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on January 2, 2018. *

10.22

Form of Restricted Stock Unit Award Agreement (Performance RSUs) pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 10.9(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 26, 2018.*

10.23

Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 25, 2018.*

10.24	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-100414) filed October 8, 2002. *

10.25

Stifel Financial Corp. 2010 Executive Incentive Plan, incorporated herein by reference to Appendix A to Stifel Financial Corp.’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010. *

10.26	Stifel Financial Corp., Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 4, 2015.*

10.27

First Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 20, 2015.*

10.28

Second Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 12(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.29	Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 13, 2017. *
10.30 10.31

Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 13, 2018.*

Vessel Charter Agreement, dated as of August 7, 2018, by and between Stifel Financial Corp. and Broadway Boat Company Ltd., incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 8, 2018.

11	Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

Exhibit No.	Description
21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2019.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2019.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Marischen	Chief Financial Officer (Principal Financial and Accounting Officer)
James M. Marischen

/s/ Kathleen Brown	Director
Kathleen Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ John P. Dubinsky	Director
John P. Dubinsky

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Maura A. Markus	Director
Maura A. Markus

/s/ James M. Oates	Director
James M. Oates

/s/ David A. Peacock	Director
David A. Peacock

/s/ Thomas W. Weisel	Chairman of the Board and Director
Thomas W. Weisel

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman