Form 10-Q
period 2019-03-31
STIFEL FINANCIAL CORP
filed 2019-05-08
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares outstanding - May 1, 2019
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	70,763,765
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF PR A)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF PrB)	New York Stock Exchange	6,400

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2019	December 31, 2018
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$777,781	$1,936,560
Cash segregated for regulatory purposes	73,684	132,814
Receivables:
Brokerage clients, net	1,384,238	1,201,477
Brokers, dealers, and clearing organizations	588,501	515,574
Securities purchased under agreements to resell	568,034	699,900
Financial instruments owned, at fair value	1,297,491	1,267,449
Available-for-sale securities, at fair value	3,003,767	3,070,447
Held-to-maturity securities, at amortized cost	4,103,562	4,218,854
Loans:
Held for investment, net	8,706,689	8,517,615
Held for sale, at lower of cost or market	144,216	205,557
Investments, at fair value	70,225	67,982
Fixed assets, net	1,077,891	372,939
Goodwill	1,056,111	1,034,679
Intangible assets, net	123,830	119,655
Loans and advances to financial advisors and other employees, net	437,728	408,436
Deferred tax assets, net	105,388	112,008
Other assets	664,423	637,652
Total assets	$24,183,559	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	March 31, 2019	December 31, 2018
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$637,150	$837,379
Brokers, dealers, and clearing organizations	586,890	432,299
Drafts	100,624	104,887
Securities sold under agreements to repurchase	466,284	535,394
Bank deposits	15,049,877	15,863,613
Financial instruments sold, but not yet purchased, at fair value	979,116	947,306
Accrued compensation	201,170	460,347
Accounts payable and accrued expenses	1,004,165	344,152
Federal Home Loan Bank advances	250,000	540,000
Borrowings	398,970	180,655
Senior notes	1,016,116	1,015,973
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	20,750,362	21,322,005

Commitments and contingent liabilities

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 12,400 and 6,000 shares, respectively	310,000	150,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 74,441,046 and 74,441,017 shares, respectively	11,166	11,166
Additional paid-in-capital	1,826,604	1,893,304
Retained earnings	1,443,658	1,366,503
Accumulated other comprehensive loss	(46,381)	(72,523)
Treasury stock, at cost, 3,416,380 and 3,639,399 shares, respectively	(168,424)	(180,857)
Total Stifel Financial Corp. shareholders’ equity	3,376,623	3,167,593
Non-controlling interests	56,574	30,000
Total equity	3,433,197	3,197,593
Total liabilities and equity	$24,183,559	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2019	2018
Revenues
Commissions	$155,449	$165,775
Principal transactions	104,032	97,782
Investment banking	161,840	176,362
Asset management and service fees	195,267	195,801
Interest	191,071	137,734
Other income	12,209	3,357
Total revenues	819,868	776,811
Interest expense	49,448	26,453
Net revenues	770,420	750,358
Non-interest expenses
Compensation and benefits	458,114	457,893
Occupancy and equipment rental	58,862	57,595
Communications and office supplies	35,697	33,499
Commissions and floor brokerage	10,956	9,365
Other operating expenses	68,982	72,452
Total non-interest expenses	632,611	630,804
Income from operations before income tax expense	137,809	119,554
Provision for income taxes	38,370	30,793
Net income	99,439	88,761
Net income applicable to non-controlling interests	232	—
Net income applicable to Stifel Financial Corp.	99,207	88,761
Preferred dividends	2,344	2,344
Net income available to common shareholders	$96,863	$86,417

Earnings per common share
Basic	$1.35	$1.20
Diluted	$1.22	$1.06

Cash dividends declared per common share	$0.15	$0.12

Weighted-average number of common shares outstanding
Basic	71,700	71,999
Diluted	79,210	81,789

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net income	$99,439	$88,761
Other comprehensive income/(loss), net of tax: (1) (4)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	25,800	(13,071)
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	(1,826)	2,706
Foreign currency translation adjustment	2,168	3,736
Total other comprehensive income/(loss), net of tax	26,142	(6,629)
Comprehensive income	125,581	82,132
Net income attributable to non-controlling interest	232	—
Comprehensive income applicable to Stifel Financial Corp.	$125,349	$82,132

(1)	Net of tax expense of $10.1 million and tax benefit of $2.3 million for the three months ended March 31, 2019 and 2018, respectively.
(2)	There were no reclassifications to earnings during the three months ended March 31, 2019 and 2018, respectively.
(3)	Amounts are net of reclassifications to earnings of gains of $1.5 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.
(4)	The adoption of ASU 2018-02 on January 1, 2018 resulted in a reclassification of $3.1 million to retained earnings related to cash flow hedges and investment portfolio credit risk.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2019	2018
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$150,000	$150,000
Issuance of preferred stock	160,000	—
Other	—	(32)
Balance, end of period	310,000	149,968
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	10,746
Common stock issued under employee plans	—	123
Balance, end of period	11,166	10,869
Additional paid-in-capital:
Balance, beginning of period	1,893,304	1,733,348
Unit amortization, net of forfeitures	33,317	28,154
Common stock issued under employee plans and related tax benefits	(95,295)	(43,391)
Issuance of preferred stock	(4,706)	—
Issuance of common stock for acquisitions	—	(56)
Dividends declared to equity-award holders	—	1,651
Other	(16)	4
Balance, end of period	1,826,604	1,719,710
Retained earnings:
Balance, beginning of period	1,366,503	1,033,526
Net income	99,439	88,761
Dividends declared:
Common	(12,944)	(8,629)
Preferred	(2,344)	(2,344)
Common stock issued under employee plans and related tax benefits	27	(7,964)
Cumulative adjustments for accounting changes (1)	(6,759)	(1,124)
Other	(264)	787
Balance, end of period	1,443,658	1,103,013
Accumulated other comprehensive loss:
Balance, beginning of period	(72,523)	(26,736)
Unrealized gains/(losses) on securities, net of tax	25,800	(13,071)
Unrealized gains/(losses) on cash flow hedging activities, net of tax	(1,826)	2,706
Foreign currency translation adjustment, net of tax	2,168	3,736
Adjustments for accounting changes (1)	—	(3,050)
Balance, end of period	(46,381)	(36,415)
Treasury stock, at cost:
Balance, beginning of period	(180,857)	(39,308)
Common stock issued under employee plans	66,302	12,542
Common stock repurchased	(53,869)	(2,839)
Balance, end of period	(168,424)	(29,605)
Total Stifel Financial Corp. Shareholders' Equity	3,376,623	2,917,540
Non-controlling interests:
Balance, beginning of period	30,000	—
Net income applicable to non-controlling interests	232	—
Capital contributions from non-controlling interest holders	26,800	—
Distributions to non-controlling interest holders	(458)	—
Balance, end of period	56,574	—
Total Shareholders' Equity	$3,433,197	$2,917,540
(1)

Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2019 and 2018. See Note 2 to the consolidated financial statements for further information. The 2018 adjustments are described further in Note 2 to the consolidated financial statements in our 2018 Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$99,439	$88,761
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,290	6,664
Amortization of loans and advances to financial advisors and other employees	21,596	19,141
Amortization of premium on investment portfolio	8,727	5,646
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	1,611	2,658
Amortization of intangible assets	3,593	2,738
Deferred income taxes	2,102	16,487
Stock-based compensation	32,119	27,072
(Gains)/losses on sale of investments	(2,174)	2,884
Other, net	(6,429)	(3,871)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(182,761)	(56,146)
Brokers, dealers, and clearing organizations	(72,766)	(85,843)
Securities purchased under agreements to resell	131,866	(156,782)
Financial instruments owned, including those pledged	2,641	(37,363)
Loans originated as held for sale	(272,301)	(404,200)
Proceeds from mortgages held for sale	333,478	373,919
Loans and advances to financial advisors and other employees	(50,216)	(5,599)
Other assets	(24,357)	(69,119)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(200,229)	(29,277)
Brokers, dealers, and clearing organizations	21,639	18,703
Drafts	(4,263)	(30,872)
Financial instruments sold, but not yet purchased	31,754	180,672
Other liabilities and accrued expenses	(252,199)	(238,121)
Net cash used in operating activities	$(366,840)	$(371,848)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2019	2018
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$93,349	$129,926
Calls and principal paydowns of held-to-maturity securities	114,535	230,172
Sale or maturity of investments	—	9,575
Increase in bank loans, net	(195,186)	(130,566)
Payments for:
Purchase of fixed assets	(72,868)	(4,586)
Purchase of available-for-sale securities	(250)	(92,145)
Purchase of held-to-maturity securities	—	(379,490)
Acquisitions, net of cash received	(28,523)	(29,209)
Net cash used in investing activities	(88,943)	(266,323)
Cash Flows From Financing Activities:
Proceeds from borrowings, net	218,315	60,000
Proceeds from/(repayments of) Federal Home Loan Bank advances, net	(290,000)	82,000
Payment of contingent consideration	(2,994)	(7,900)
Increase/(decrease) in securities sold under agreements to repurchase	(93,419)	112,498
Decrease in bank deposits, net	(813,736)	(82,312)
Increase in securities loaned	132,952	209,590
Tax payments related to shares withheld for stock-based compensation plans	(27,847)	(36,534)
Proceeds from preferred stock issuance, net	155,294	—
Proceeds from non-controlling interests	26,800	—
Proceeds from stock option exercises	—	774
Repurchase of common stock	(53,869)	(2,839)
Cash dividends on preferred stock	(2,344)	(2,344)
Cash dividends paid to common stock and equity-award holders	(12,944)	(8,629)
Other	(490)	—
Net cash (used in)/provided by financing activities	(764,282)	324,304
Effect of exchange rate changes on cash	2,156	3,736
Decrease in cash and cash equivalents	(1,217,909)	(310,131)
Cash and cash equivalents at beginning of period	2,069,374	787,085
Cash and cash equivalents at end of period	$851,465	$476,954
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds/(refunds, net of taxes paid)	$466	$(21,076)
Cash paid for interest	49,425	25,368
Noncash financing activities:
Unit grants, net of forfeitures	92,344	90,678

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$777,781	$1,936,560
Cash segregated for regulatory purposes	73,684	132,814
Total cash, cash equivalents, and cash segregated for regulatory purposes	$851,465	$2,069,374

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

On January 2, 2019, the Company completed the acquisition of First Empire Holding Corp. (“First Empire”) and its subsidiaries, including First Empire Securities, Inc., an institutional broker-dealer specializing in the fixed income markets. See Note 8 in the notes to consolidated financial statements for more details.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of First Empire have been included in our results prospectively from the date of acquisition.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe, Bruyette & Woods, Inc., and Stifel Bancorp, Inc. (“Stifel Bancorp”). Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

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

Our non-controlling interest represents a 27.5% third-party ownership of North Shore Aviation Holdings LLC (“North Shore”), a wholly owned subsidiary of the Company, that through its subsidiary owns airplane engines.

We also have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. In determining whether to consolidate these entities, we evaluate whether the entity is a voting interest entity or a variable interest entity (“VIE”). When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. See Note 25 for additional information on VIEs.

Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

During the three months ended March 31, 2019, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards

Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (the “new lease standard” or “ASU 2016-02”) on January 1, 2019. These lease policy updates are applied prospectively in our consolidated financial statements from January 1, 2019. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Operating Leases

Our company enters into operating leases for real estate, office equipment and other assets, substantially all of which are used in connection with its operations. We adopted ASU 2016-02 on January 1, 2019, which required our company to recognize, for leases longer than one year, a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. The lease term is generally determined based on the contractual maturity of the lease. For leases where our company has the option to terminate or extend the lease, an assessment of the likelihood of exercising the option is incorporated into the determination of the lease term. Such assessment is initially performed at the inception of the lease and is updated if events occur that impact the original assessment.

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. See Note 17 for information about operating leases.

For leases where our company ceased using the space and management has concluded that it will not derive any future economic benefits, we record an impairment of right-of-use assets.

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this guidance is to improve the effectiveness of disclosure requirements on fair value measurement by eliminating certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifying some disclosure requirements. The accounting update is effective for the fiscal year beginning after December 15, 2019 (January 1, 2020 for our company) and early adoption is permitted. We early adopted the guidance in the update on January 1, 2019. The adoption of the accounting update did not have a material impact on our consolidated financial statements. See Note 4 for further information.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which amends the hedge accounting recognition and presentation requirements. The accounting update improves the transparency and understandability of information conveyed to financial statement users by better aligning companies’ hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of hedging program. The accounting update is effective for the fiscal year beginning after December 15, 2018 (January 1, 2019 for our company). The adoption of the accounting update did not have a material impact on our consolidated financial statements. See Note 12 for further information.

Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and non-contingent call feature that is callable at a fixed price on a preset date. The accounting update is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for our company) under a modified retrospective approach. The change was applied prospectively from January 1, 2019 and there is no impact to our previously presented results. The adoption of the accounting update resulted in a reduction of beginning retained earnings of $4.4 million after-tax as a cumulative effect of adoption of an accounting change.

Leases

In February 2016, the FASB issued ASU 2016-02 that requires for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

This change was applied prospectively from January 1, 2019 and there is no impact on our previously presented results. Upon adoption, in accordance with the new lease standard, we elected to not reassess the lease classification or initial direct costs of existing leases, and to not reassess whether existing contracts contain a lease. In addition, we have elected to account for each contract’s lease and non-lease components as a single lease component. The adoption of the new lease standard resulted in a reduction of beginning retained earnings of $2.4 million after-tax as a cumulative effect of adoption of an accounting change. Upon adoption, the company recorded a gross up of approximately $670 million on its consolidated statements of financial condition to recognize the right-of-use assets, included in fixed assets, net and lease liabilities, included in accounts payable and accrued expenses.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2019 and December 31, 2018, included (in thousands):

	March 31, 2019	December 31, 2018
Receivables from clearing organizations	$447,084	$320,277
Deposits paid for securities borrowed	115,223	109,795
Securities failed to deliver	26,194	85,502
	$588,501	$515,574

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2019 and December 31, 2018, included (in thousands):

	March 31, 2019	December 31, 2018
Deposits received from securities loaned	$525,115	$392,163
Securities failed to receive	31,618	27,975
Payable to clearing organizations	30,157	12,161
	$586,890	$432,299

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

Corporate equity securities are primarily valued based on quoted prices in active markets and reported in Level 1.

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

Investments in Funds That Are Measured at Net Asset Value Per Share

The Company’s investments in funds measured at NAV include partnership interests, mutual funds, private equity funds, and money market funds. Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments. The private equity funds are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	March 31, 2019
	Fair value of investments	Unfunded commitments
Money market funds	$20,691	$—
Mutual funds	7,018	—
Private equity funds	3,426	1,480
Partnership interests	4,153	1,018
Total	$35,288	$2,498

	December 31, 2018
	Fair value of investments	Unfunded commitments
Money market funds	$19,719	$—
Mutual funds	9,122	—
Private equity funds	3,461	1,480
Partnership interests	3,976	1,024
Total	$36,278	$2,504

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, corporate fixed income sovereign debt securities.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, are presented below (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$27,326	$27,326	$—	$—
U.S. government agency securities	117,701	—	117,701	—
Mortgage-backed securities:
Agency	514,718	—	514,718	—
Non-agency	8,159	—	8,159	—
Asset-backed securities	56,514	—	56,339	175
Corporate securities:
Fixed income securities	336,317	1,946	334,371	—
Equity securities	54,779	54,711	68	—
Sovereign debt	2,351	—	2,351	—
State and municipal securities	179,626	—	179,626	—
Total financial instruments owned	1,297,491	83,983	1,213,333	175
Available-for-sale securities:
U.S. government agency securities	5,368	418	4,950	—
State and municipal securities	49,118	—	49,118	—
Mortgage-backed securities:
Agency	215,417	—	215,417	—
Commercial	71,377	—	71,377	—
Non-agency	1,148	—	1,148	—
Corporate fixed income securities	947,588	—	947,588	—
Asset-backed securities	1,713,751	—	1,713,751	—
Total available-for-sale securities	3,003,767	418	3,003,349	—
Investments:
Corporate equity securities	37,264	36,077	1,187	—
Auction rate securities:
Equity securities	16,632	—	—	16,632
Municipal securities	704	—	—	704
Other	1,028	—	175	853
Investments in funds measured at NAV	14,597
Total investments	70,225	36,077	1,362	18,189
Cash equivalents measured at NAV	20,691
Derivative contracts (1)	4,896	—	4,896	—
	$4,397,070	$120,478	$4,222,940	$18,364

(1)	Included in other assets in the consolidated statements of financial condition.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$548,357	$548,357	$—	$—
U.S. government agency securities	49	—	49	—
Mortgage-backed securities:
Agency	180,287	—	180,287	—
Corporate securities:
Fixed income securities	195,642	269	195,373	—
Equity securities	53,182	53,182	—	—
Sovereign debt	1,599	—	1,599	—
Total financial instruments sold, but not yet purchased	$979,116	$601,808	$377,308	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, are presented below (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$42,121	$42,121	$—	$—
U.S. government agency securities	72,532	—	72,532	—
Mortgage-backed securities:
Agency	564,111	—	564,111	—
Non-agency	25,727	—	25,726	1
Asset-backed securities	25,905	—	25,730	175
Corporate securities:
Fixed income securities	310,457	1,100	309,357	—
Equity securities	57,911	57,125	786	—
Sovereign debt	14,063	—	14,063	—
State and municipal securities	154,622	—	154,622	—
Total financial instruments owned	1,267,449	100,346	1,166,927	176
Available-for-sale securities:
U.S. government agency securities	5,215	417	4,798	—
State and municipal securities	68,226	—	68,226	—
Mortgage-backed securities:
Agency	230,408	—	230,408	—
Commercial	69,715	—	69,715	—
Non-agency	1,219	—	1,219	—
Corporate fixed income securities	931,604	—	931,604	—
Asset-backed securities	1,764,060	—	1,764,060	—
Total available-for-sale securities	3,070,447	417	3,070,030	—
Investments:
Corporate equity securities	33,046	31,670	1,376	—
Auction rate securities:
Equity securities	16,632	—	—	16,632
Municipal securities	704	—	—	704
Other	1,041	—	184	857
Investments measured at NAV	16,559
Total investments	67,982	31,670	1,560	18,193
Cash equivalents measured at NAV	19,719
Derivative contracts (1)	7,683	—	7,683	—
	$4,433,280	$132,433	$4,246,200	$18,369

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$534,817	$534,817	$—	$—
U.S. government agency securities	32,755	—	32,755	—
Mortgage-backed securities:
Agency	123,456	—	123,456	—
Corporate securities:
Fixed income securities	208,725	1,289	207,436	—
Equity securities	36,117	35,398	719	—
Sovereign debt	11,429	—	11,429	—
State and municipal securities	7	—	7	—
Total financial instruments sold, but not yet purchased	$947,306	$571,504	$375,802	$—

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
	Financial instruments owned		Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2018	$1	$175	$16,632	$704	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	—	—	—	—
Realized gains/(losses) (1)	(1)	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Redemptions	—	—	—	—	(4)
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Net change	(1)	—	—	—	(4)
Balance at March 31, 2019	$—	$175	$16,632	$704	$853

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2019, relating to Level 3 assets still held at March 31, 2019, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of March 31, 2019.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2019 and December 31, 2018, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$777,781	$777,781	$1,936,560	$1,936,560
Cash segregated for regulatory purposes	73,684	73,684	132,814	132,814
Securities purchased under agreements to resell	568,034	568,034	699,900	699,900
Financial instruments owned	1,297,491	1,297,491	1,267,449	1,267,449
Available-for-sale securities	3,003,767	3,003,767	3,070,447	3,070,447
Held-to-maturity securities	4,103,562	4,056,845	4,218,854	4,122,907
Bank loans	8,706,689	8,782,968	8,517,615	8,565,347
Loans held for sale	144,216	144,216	205,557	205,557
Investments	70,225	70,225	67,982	67,982
Derivative contracts (1)	4,896	4,896	7,683	7,683
Financial liabilities:
Securities sold under agreements to repurchase	$466,284	$466,284	$535,394	$535,394
Bank deposits	15,049,877	14,065,660	15,863,613	14,661,996
Financial instruments sold, but not yet purchased	979,116	979,116	947,306	947,306
Federal Home Loan Bank advances	250,000	250,000	540,000	540,000
Borrowings	398,970	398,970	180,655	180,655
Senior notes	1,016,116	1,034,487	1,015,973	989,790
Debentures to Stifel Financial Capital Trusts	60,000	47,513	60,000	49,747

(1)	Included in other assets in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$757,090	$757,090	$—	$—
Cash segregated for regulatory purposes	73,684	73,684	—	—
Securities purchased under agreements to resell	568,034	552,229	15,805	—
Held-to-maturity securities	4,056,845	—	3,895,569	161,276
Bank loans	8,782,968	—	8,782,968	—
Loans held for sale	144,216	—	144,216	—
Financial liabilities:
Securities sold under agreements to repurchase	$466,284	$51,978	$414,306	$—
Bank deposits	14,065,660	—	14,065,660	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Borrowings	398,970	398,970	—	—
Senior notes	1,034,487	1,034,487	—	—
Debentures to Stifel Financial Capital Trusts	47,513	—	—	47,513

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,916,841	$1,916,841	$—	$—
Cash segregated for regulatory purposes	132,814	132,814	—	—
Securities purchased under agreements to resell	699,900	645,632	54,268	—
Held-to-maturity securities	4,122,907	—	3,960,099	162,808
Bank loans	8,565,347	—	8,565,347	—
Loans held for sale	205,557	—	205,557	—
Financial liabilities:
Securities sold under agreements to repurchase	$535,394	$87,273	$448,121	$—
Bank deposits	14,661,996	—	14,661,996	—
Federal Home Loan Bank advances	540,000	540,000	—	—
Borrowings	180,655	180,655	—	—
Senior notes	989,790	989,790	—	—
Debentures to Stifel Financial Capital Trusts	49,747	—	—	49,747

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2019 and December 31, 2018.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2019 and December 31, 2018 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2019 and December 31, 2018 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Financial instruments owned:
U.S. government securities	$27,326	$42,121
U.S. government agency securities	117,701	72,532
Mortgage-backed securities:
Agency	514,718	564,111
Non-agency	8,159	25,727
Asset-backed securities	56,514	25,905
Corporate securities:
Fixed income securities	336,317	310,457
Equity securities	54,779	57,911
Sovereign debt	2,351	14,063
State and municipal securities	179,626	154,622
	$1,297,491	$1,267,449
Financial instruments sold, but not yet purchased:
U.S. government securities	$548,357	$534,817
U.S. government agency securities	49	32,755
Mortgage-backed securities:
Agency	180,287	123,456
Corporate securities:
Fixed income securities	195,642	208,725
Equity securities	53,182	36,117
Sovereign debt	1,599	11,429
State and municipal securities	—	7
	$979,116	$947,306

At March 31, 2019 and December 31, 2018, financial instruments owned in the amount of $860.3 million and $669.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,367	$23	$(22)	$5,368
State and municipal securities	49,011	107	—	49,118
Mortgage-backed securities:
Agency	216,959	325	(1,867)	215,417
Commercial	74,117	4	(2,744)	71,377
Non-agency	1,176	—	(28)	1,148
Corporate fixed income securities	950,997	2,007	(5,416)	947,588
Asset-backed securities	1,726,984	561	(13,794)	1,713,751
	$3,024,611	$3,027	$(23,871)	$3,003,767
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,168,095	$4,841	$(16,346)	$1,156,590
Commercial	37,739	336	—	38,075
Asset-backed securities	2,897,728	3,302	(38,850)	2,862,180
	$4,103,562	$8,479	$(55,196)	$4,056,845

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

There were no sales of available-for-sale securities during the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, unrealized gains, net of deferred taxes, of $25.8 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the three months ended March 31, 2018, unrealized losses, net of deferred taxes, of $13.1 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our available-for-sale securities and held-to-maturity securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$2,520	$2,508	$—	$—
After one year through three years	268,305	265,943	—	—
After three years through five years	382,387	381,155	—	—
After five years through ten years	556,764	557,014	475,640	474,910
After ten years	1,522,383	1,509,205	2,422,088	2,387,270
Mortgage-backed securities
After one year through three years	195	198	48,669	49,005
After three years through five years	1,106	1,119	—	—
After five years through ten years	5,492	5,607	160,488	159,315
After ten years	285,459	281,018	996,677	986,345
	$3,024,611	$3,003,767	$4,103,562	$4,056,845

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2019, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$1,910	$3,458	$—	$—	$5,368
State and municipal securities	—	—	18,171	30,947	49,118
Mortgage-backed securities:
Agency	—	1,317	5,607	208,493	215,417
Commercial	—	—	—	71,377	71,377
Non-agency	—	—	—	1,148	1,148
Corporate fixed income securities	598	643,640	303,350	—	947,588
Asset-backed securities	—	—	235,493	1,478,258	1,713,751
	$2,508	$648,415	$562,621	$1,790,223	$3,003,767
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$10,930	$160,488	$996,677	$1,168,095
Commercial	—	37,739	—	—	37,739
Asset-backed securities	—	—	475,640	2,422,088	2,897,728
	$—	$48,669	$636,128	$3,418,765	$4,103,562

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2019 and December 31, 2018, securities of $1.6 billion and $1.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2019 and December 31, 2018, securities of $1.5 billion and $1.6 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$(22)	$3,173	$—	$—	$(22)	$3,173
Mortgage-backed securities:
Agency	(1)	150	(1,866)	83,461	(1,867)	83,611
Commercial	—	—	(2,744)	70,628	(2,744)	70,628
Non-agency	(28)	1,146	—	—	(28)	1,146
Corporate fixed income securities	(106)	104,241	(5,310)	505,628	(5,416)	609,869
Asset-backed securities	(13,794)	1,273,856	—	—	(13,794)	1,273,856
	$(13,951)	$1,382,566	$(9,920)	$659,717	$(23,871)	$2,042,283
Held-to-maturity securities
Mortgage-backed securities:
Agency	$(39)	$118,702	$(16,307)	$642,543	$(16,346)	$761,245
Asset-backed securities	(31,877)	2,111,245	(6,973)	229,646	(38,850)	2,340,891
	$(31,916)	$2,229,947	$(23,280)	$872,189	$(55,196)	$3,102,136

At March 31, 2019, the amortized cost of 186 securities classified as available for sale exceeded their fair value by $23.9 million, of which $9.9 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2019, was $2.0 billion, which was 68.0% of our available-for-sale portfolio.

At March 31, 2019, the carrying value of 163 securities held to maturity exceeded their fair value by $55.2 million, of which $23.3 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three months ended March 31, 2019 and 2018.

We believe the gross unrealized losses of $79.1 million related to our investment portfolio, as of March 31, 2019, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

Real Estate. Real estate loans include residential real estate non-conforming loans, residential real estate conforming loans, commercial real estate, and home equity lines of credit. The allowance methodology related to real estate loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index, delinquency status, credit limits, and utilization rates.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2019 and December 31, 2018 (in thousands, except percentages):

	March 31, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
Commercial and industrial	$3,314,564	37.6%	$3,304,234	38.5%
Residential real estate	2,928,228	33.2	2,875,014	33.5
Securities-based loans	1,860,989	21.1	1,786,966	20.8
Commercial real estate	361,950	4.1	318,961	3.7
Construction and land	175,023	2.0	138,245	1.6
Home equity lines of credit	44,235	0.5	38,098	0.4
Other	124,095	1.5	120,129	1.5
Gross bank loans	8,809,084	100.0%	8,581,647	100.0%
Unamortized loan discount, net	(10,624)		(12,155)
Loans in process	(5,075)		27,984
Unamortized loan fees, net	1,476		5,972
Allowance for loan losses	(88,172)		(85,833)
Bank loans, net	$8,706,689		$8,517,615

At March 31, 2019 and December 31, 2018, Stifel Bancorp had loans outstanding to its executive officers, directors, and their affiliates in the amount of $3.2 million and $4.0 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $19.5 million and $24.8 million, respectively.

At March 31, 2019 and December 31, 2018, we had loans held for sale of $144.2 million and $205.6 million, respectively. For the three months ended March 31, 2019 and 2018, we recognized gains of $0.9 million and $2.5 million, respectively, from the sale of originated loans, net of fees and costs.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 (in thousands).

	Three Months Ended March 31, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$211	$(12)	$—	$68,566
Residential real estate	11,228	270	—	87	11,585
Securities-based loans	1,978	249	—	—	2,227
Commercial real estate	1,778	643	—	—	2,421
Construction and land	1,241	483	—	—	1,724
Home equity lines of credit	310	61	—	1	372
Other	88	78	(44)	24	146
Qualitative	843	288	—	—	1,131
	$85,833	$2,283	$(56)	$112	$88,172

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2019 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,677	$59,889	$68,566	$23,654	$3,290,910	$3,314,564
Residential real estate	24	11,561	11,585	619	2,927,609	2,928,228
Securities-based loans	—	2,227	2,227	—	1,860,989	1,860,989
Commercial real estate	—	2,421	2,421	—	361,950	361,950
Construction and land	—	1,724	1,724	—	175,023	175,023
Home equity lines of credit	—	372	372	184	44,051	44,235
Other	24	122	146	196	123,899	124,095
Qualitative	—	1,131	1,131	—	—	—
	$8,725	$79,447	$88,172	$24,653	$8,784,431	$8,809,084

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$1,971	$(12)	$—	$56,433
Residential real estate	8,430	349	—	—	8,779
Securities-based loans	2,088	(194)	—	—	1,894
Commercial real estate	1,520	(200)	—	—	1,320
Home equity lines of credit	162	1	—	1	164
Construction and land	100	99	—	—	199
Other	16	—	(2)	1	15
Qualitative	676	17	—	—	693
	$67,466	$2,043	$(14)	$2	$69,497

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a troubled debt restructuring, which have been specifically identified for impairment analysis by the Company and determined to be impaired. At March 31, 2019, we had $24.7 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at March 31, 2019 was $8.7 million. At December 31, 2018, we had $24.4 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2018 was $8.7 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2019 and 2018, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2019 and December 31, 2018, including the average recorded investment balance for the year to date period presented (in thousands):

	March 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,654	$220	$23,434	$23,654	$8,677	$23,821
Residential real estate	677	452	167	619	24	630
Home equity lines of credit	184	184	—	184	—	184
Other	345	—	196	196	24	233
Total	$24,860	$856	$23,797	$24,653	$8,725	$24,868

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,677	$242	$23,435	$23,677	$8,678	$23,807
Residential real estate	544	352	167	519	24	275
Home equity lines of credit	184	184	—	184	—	184
Other	694	11	10	21	1	70
Total	$25,099	$789	$23,612	$24,401	$8,703	$24,336

The following table presents the aging of the recorded investment in past due loans at March 31, 2019 and December 31, 2018 by portfolio segment (in thousands):

	As of March 31, 2019
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,644	$14,644	$3,299,920	$3,314,564
Residential real estate	5,944	227	6,171	2,922,057	2,928,228
Securities-based loans	—	—	—	1,860,989	1,860,989
Commercial real estate	—	—	—	361,950	361,950
Construction and land	—	—	—	175,023	175,023
Home equity lines of credit	—	—	—	44,235	44,235
Other	45	65	110	123,985	124,095
Total	$5,989	$14,936	$20,925	$8,788,159	$8,809,084

	As of March 31, 2019*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,718	$8,936	$23,654
Residential real estate	452	167	619
Home equity lines of credit	184	—	184
Other	196	—	196
Total	$15,550	$9,103	$24,653

*	There were no loans past due 90 days and still accruing interest at March 31, 2019.

	As of December 31, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,656	$14,656	$3,289,578	$3,304,234
Residential real estate	6,970	377	7,347	2,867,667	2,875,014
Securities-based loans	—	—	—	1,786,966	1,786,966
Commercial real estate	—	—	—	318,961	318,961
Construction and land	—	—	—	138,245	138,245
Home equity lines of credit	33	—	33	38,065	38,098
Other	—	134	134	119,995	120,129
Total	$7,003	$15,167	$22,170	$8,559,477	$8,581,647

	As of December 31, 2018*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,741	$8,936	$23,677
Residential real estate	352	167	519
Home equity lines of credit	184	—	184
Other	21	—	21
Total	$15,298	$9,103	$24,401

*	There were no loans past due 90 days and still accruing interest at December 31, 2018.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At March 31, 2019 and December 31, 2018, 98.5% and 98.4% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Substandard loans are regularly reviewed for impairment. Doubtful loans are considered impaired. When a loan is impaired the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	As of March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,265,303	$22,281	$26,980	$—	$3,314,564
Residential real estate	2,927,609	—	619	—	2,928,228
Securities-based loans	1,860,989	—	—	—	1,860,989
Commercial real estate	361,950	—	—	—	361,950
Construction and land	175,023	—	—	—	175,023
Home equity lines of credit	44,051	—	184	—	44,235
Other	123,677	222	—	196	124,095
Total	$8,758,602	$22,503	$27,783	$196	$8,809,084

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,254,698	$34,795	$14,741	$—	$3,304,234
Residential real estate	2,874,495	—	519	—	2,875,014
Securities-based loans	1,786,966	—	—	—	1,786,966
Commercial real estate	318,961	—	—	—	318,961
Construction and land	138,245	—	—	—	138,245
Home equity lines of credit	37,914	—	184	—	38,098
Other	119,912	196	—	21	120,129
Total	$8,531,191	$34,991	$15,444	$21	$8,581,647

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2018	Adjustments	Write-off	March 31, 2019
Goodwill
Global Wealth Management	$340,395	$6,998	$—	$347,393
Institutional Group	694,284	14,434	—	708,718
	$1,034,679	$21,432	$—	$1,056,111

	December 31, 2018	Net Additions	Amortization	March 31, 2019
Intangible assets
Global Wealth Management	$60,532	$—	$(1,847)	$58,685
Institutional Group	59,123	7,768	(1,746)	65,145
	$119,655	$7,768	$(3,593)	$123,830

On January 2, 2019, the Company completed the acquisition of First Empire. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $22.1 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price of First Empire is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of First Empire as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 1 in the notes to our consolidated financial statements for additional information regarding the acquisition of First Empire.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the First Empire business, its employees and customer base. Goodwill is expected to be deductible for federal income tax purposes.

The adjustments to goodwill included in our Global Wealth Management segment during the three months ended March 31, 2019 are primarily attributable to the Business Bank acquisition, which closed on August 31, 2018.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$160,819	$67,661	$160,745	$65,254
Trade name	26,831	12,136	26,831	11,755
Core deposits	8,615	1,384	8,615	816
Non-compete agreements	2,714	1,674	2,603	1,452
Investment banking backlog	1,445	1,311	1,431	1,293
Estimated First Empire intangibles (1)	7,700	128	—	—
	$208,124	$84,294	$200,225	$80,570

(1)  See discussion regarding the allocation of the estimated goodwill and intangibles recorded for the First Empire acquisition.

Amortization expense related to intangible assets was $3.6 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2019, are: customer relationships, 10.0 years; trade name, 9.4 years; core deposits, 4.8 years; non-compete agreements, 9.6 years; and First Empire intangibles, 14.8 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of March 31, 2019, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2019	$10,577
2020	13,586
2021	12,732
2022	11,916
2023	11,249
Thereafter	61,652
$121,712

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

Our uncommitted secured lines of credit at March 31, 2019, totaled $1.0 billion with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the three months ended March 31, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At March 31, 2019, borrowings on our uncommitted secured lines of credit of $276.0 million, included in borrowings in the consolidated statements of financial condition, were collateralized by company-owned securities valued at $309.7 million.

The Federal Home Loan advances of $250.0 million as of March 31, 2019 are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2019 was 1.45%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at March 31, 2019, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate plus 2.00%, as defined in the revolving credit facility. At March 31, 2019, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2019 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At March 31, 2019, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

A subsidiary of Stifel Bancorp is a party to two Notes that mature in 2043. The Notes bear interest contractually at fixed rates as per the Note Purchase Agreement. The outstanding balance on the Notes at March 31, 2019 was $122.8 million and is included in borrowings in the consolidated statements of financial condition.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(8,884)	(9,027)
Senior notes, net	$1,016,116	$1,015,973

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
$1,025,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Money market and savings accounts	$13,354,624	$13,609,612
Certificates of deposit	1,174,386	1,763,336
Demand deposits (interest-bearing)	420,712	392,765
Demand deposits (non-interest-bearing)	100,155	97,900
	$15,049,877	$15,863,613

The weighted-average interest rate on deposits was 0.73% and 0.60% at March 31, 2019 and December 31, 2018, respectively.

Scheduled maturities of certificates of deposit at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Certificates of deposit, less than $100,000:
Within one year	$4,974	$4,858
One to three years	480	623
Three to five years	81	140
	$5,535	$5,621
Certificates of deposit, $100,000 and greater:
Within one year	$1,002,302	$1,535,784
One to three years	142,802	195,159
Three to five years	23,747	26,772
	1,168,851	1,757,715
	$1,174,386	$1,763,336

At March 31, 2019 and December 31, 2018, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $7.0 million and $6.5 million, respectively. Brokerage customers’ deposits were $14.1 billion and $15.2 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments designated as hedging instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$250,000	Other assets	$4,896

	December 31, 2018
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$540,000	Other assets	$7,683

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 1.8 years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense in the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $2.7 million will be reclassified as interest income.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain Reclassified From OCI Into Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Cash flow interest rate contracts	$925	$(3,818)	$1,542	$533

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2019 and December 31, 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of March 31, 2019:
Securities borrowing (1)	$115,223	$—	$115,223	$(64,520)	$(47,133)	$3,570
Reverse repurchase agreements (2)	568,034	—	568,034	(28,740)	(539,121)	173
Cash flow interest rate contracts	4,896	—	4,896	—	—	4,896
	$688,153	$—	$688,153	$(93,260)	$(586,254)	$8,639
As of December 31, 2018:
Securities borrowing (1)	$109,795	$—	$109,795	$(57,328)	$(45,005)	$7,462
Reverse repurchase agreements (2)	699,900	—	699,900	(365,822)	(329,740)	4,338
Cash flow interest rate contracts	7,683	—	7,683	—	—	7,683
	$817,378	$—	$817,378	$(423,150)	$(374,745)	$19,483

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $568.1 million and $695.6 million at March 31, 2019 and December 31, 2018, respectively.

The following table provides information about financial liabilities that are subject to offset as of March 31, 2019 and December 31, 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of March 31, 2019:
Securities lending (3)	$(525,115)	$—	$(525,115)	$64,520	$460,594	$(1)
Repurchase agreements (4)	(466,284)	—	(466,284)	28,740	437,544	—
	$(991,399)	$—	$(991,399)	$93,260	$898,138	$(1)
As of December 31, 2018:
Securities lending (3)	$(392,163)	$—	$(392,163)	$57,328	$325,110	$(9,725)
Repurchase agreements (4)	(535,394)	—	(535,394)	365,822	169,572	—
	$(927,557)	$—	$(927,557)	$423,150	$494,682	$(9,725)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $495.0 million and $558.6 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2019, had no material effect on the consolidated financial statements.

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

Other Commitments

In the ordinary course of business, Stifel Bancorp has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 21 in the notes to consolidated financial statements for further details.

Concentration of Credit Risk

We provide investment, capital raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2019, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At March 31, 2019, Stifel had net capital of $371.5 million, which was 22.5% of aggregate debit items and $338.4 million in excess of its minimum required net capital. At March 31, 2019, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2019, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our company, as a bank holding company, Stifel Bank & Trust, and Stifel Bank (“bank subsidiaries”) are subject to various regulatory capital requirements administered by Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and its bank subsidiaries’ financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and its bank subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under the Basel III rules, the quantity and quality of regulatory capital increased, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both our company and its bank subsidiaries.

Our company and its bank subsidiaries are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined) to risk-weighted assets (as defined). As well as, Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. Our company and its bank subsidiaries each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. At current capital levels, our company and its bank subsidiaries are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.

To be categorized as “well capitalized,” our company and its bank subsidiaries must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below (in thousands, except ratios).

Stifel Financial Corp. – Federal Reserve Capital Amounts
March 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,942,586	15.9%	$549,675	4.5%	$793,975	6.5%
Tier 1 capital	2,256,249	18.5%	732,900	6.0%	977,200	8.0%
Total capital	2,403,426	19.7%	977,200	8.0%	1,221,500	10.0%
Tier 1 leverage	2,256,249	9.8%	919,050	4.0%	1,148,812	5.0%

Stifel Bank & Trust – Federal Reserve Capital Amounts
March 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,105,446	13.7%	$361,998	4.5%	$522,885	6.5%
Tier 1 capital	1,109,109	13.8%	482,663	6.0%	643,551	8.0%
Total capital	1,197,212	14.9%	643,551	8.0%	804,439	10.0%
Tier 1 leverage	1,109,109	7.1%	624,945	4.0%	781,182	5.0%

Stifel Bank – Federal Reserve Capital Amounts
March 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$135,189	17.5%	$34,754	4.5%	$50,200	6.5%
Tier 1 capital	135,189	17.5%	46,338	6.0%	61,784	8.0%
Total capital	143,745	18.6%	61,784	8.0%	77,230	10.0%
Tier 1 leverage	135,189	7.5%	72,561	4.0%	90,702	5.0%

NOTE 17 – Operating Leases

The table below presents information about operating lease liabilities as of March 31, 2019, (in thousands, except percentages).

Remainder of 2019	$65,058
2020	84,120
2021	79,102
2022	78,288
2023	76,386
Thereafter	485,856
Total undiscounted lease payments	868,810
Imputed interest	(198,035)
Total operating lease liabilities	$670,775
Weighted average remaining lease term	11.9 years
Weighted average discount rate	4.58%

In the table above, the weighted average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

Operating lease costs, included in occupancy and equipment rental in the consolidated statements of operations, were $21.0 million for the three months ended March 31, 2019 and $21.9 million for the three months ended March 31, 2018.

As of March 31, 2019, the Company had a total lease portfolio of 29 aircraft engines with a net book value of $286.0 million, which is included in fixed assets, net in the consolidated statements of financial condition.

As of March 31, 2019, minimum future payments under non-cancelable leases were (in thousands):

Remainder of 2019	$25,478
2020	22,099
2021	18,012
2022	10,004
2023	4,889
Thereafter	10,420
$90,902

Lease income, included in other income in the consolidated statements of operations, was $8.2 million for the three months ended March 31, 2019.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues from contracts with customers:
Commissions	$155,449	$165,775
Investment banking	161,840	176,362
Asset management and service fees	195,267	195,801
Other	3,782	3,718
Total revenue from contracts with customers	516,338	541,656
Other sources of revenue:
Interest	191,071	137,734
Principal transactions	104,032	97,782
Other	8,427	(361)
Total revenues	$819,868	$776,811

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised services to the customers. A service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$109,927	$45,522	$—	$155,449
Capital raising (1)	8,223	48,722	—	56,945
Advisory fees (1)	—	104,895	—	104,895
Investment banking	8,223	153,617	—	161,840
Asset management	195,253	14	—	195,267
Other	2,455	—	1,327	3,782
Total	315,858	199,153	1,327	516,338
Primary Geographic Region:
United States	315,858	176,740	1,327	493,925
United Kingdom	—	21,103	—	21,103
Other	—	1,310	—	1,310
	$315,858	$199,153	$1,327	$516,338

	Three Months Ended March 31, 2018
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$119,205	$46,570	$—	$165,775
Capital raising (1)	7,688	71,001	—	78,689
Advisory fees (1)	—	97,673	—	97,673
Investment banking	7,688	168,674	—	176,362
Asset management	195,789	12	—	195,801
Other	2,686	—	1,032	3,718
Total	325,368	215,256	1,032	541,656
Primary Geographic Region:
United States	325,368	176,350	1,032	502,750
United Kingdom	—	37,879	—	37,879
Other	—	1,027	—	1,027
	$325,368	$215,256	$1,032	$541,656

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2019.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $137.2 million and $116.7 million at March 31, 2019 and December 31, 2018, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2019.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2019 and December 31, 2018 was $17.6 million and $11.1 million, respectively.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income:
Bank loans, net	$93,224	$63,635
Investment securities	65,466	54,903
Margin balances	13,440	10,950
Financial instruments owned	6,313	4,929
Other	12,628	3,317
	$191,071	$137,734
Interest expense:
Bank deposits	$28,066	$8,130
Senior notes	11,122	11,118
Federal Home Loan Bank advances	1,678	3,252
Other	8,582	3,953
	$49,448	$26,453

NOTE 20 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain an incentive stock plan and a wealth accumulation plan (“the Plan”) that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Stock awards issued under our company’s incentive stock plan are granted at market value at the date of grant. Our deferred awards generally vest ratably over a one- to ten-year vesting period.

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 3.8 million shares at March 31, 2019.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock plan was $29.7 million and $23.9 million for the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Units and Restricted Stock Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the deferred awards to vest. Employees forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At March 31, 2019, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 15.4 million, of which 13.3 million were unvested.

At March 31, 2019, there was unrecognized compensation cost for deferred awards of approximately $485.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Deferred Compensation Plans

The Plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units, restricted stock, and debentures. Participants may elect to defer a portion of their incentive compensation. Deferred awards generally vest over a one- to ten-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 5% of their gross commissions. The mandatory deferral is split between company restricted stock units and debentures. They have the option to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.4 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2019 and December 31, 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $466.3 million and $535.4 million, respectively.

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

At March 31, 2019 and December 31, 2018, Stifel Bancorp had outstanding commitments to originate loans aggregating $245.9 million and $146.7 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2019, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2019 and December 31, 2018, Stifel Bancorp had outstanding letters of credit totaling $26.2 million and $26.3 million, respectively. A majority of the standby letters of credit commitments at March 31, 2019, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2019 and December 31, 2018, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $955.5 million and $919.5 million, respectively.

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

Information concerning operations in these segments of business for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenues: (1)
Global Wealth Management	$510,610	$485,575
Institutional Group	261,286	270,078
Other	(1,476)	(5,295)
	$770,420	$750,358
Income/(loss) before income taxes:
Global Wealth Management	$194,490	$176,771
Institutional Group	32,204	44,570
Other	(88,885)	(101,787)
	$137,809	$119,554

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2019 or 2018.

The following table presents our company’s total assets on a segment basis at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Global Wealth Management	$20,350,939	$21,040,224
Institutional Group	3,567,420	3,238,617
Other	265,200	240,757
	$24,183,559	$24,519,598

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2019 and 2018, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$741,230	$706,068
United Kingdom	26,390	41,558
Other	2,800	2,732
	$770,420	$750,358

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income applicable to Stifel Financial Corp.	$99,207	$88,761
Preferred dividends	2,344	2,344
Net income available to common shareholders	$96,863	$86,417
Shares for basic and diluted calculation:
Average shares used in basic computation	71,700	71,999
Dilutive effect of stock options and units (1)	7,510	9,790
Average shares used in diluted computation	79,210	81,789
Earnings per common share:
Basic	$1.35	$1.20
Diluted	$1.22	$1.06

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three months ended March 31, 2019 and 2018, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2019, we declared and paid a cash dividend of $0.15 per common share. During the three months ended March 31, 2018, we declared and paid a cash dividend of $0.12 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2019, the maximum number of shares that may yet be purchased under this plan was 8.0 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended March 31, 2019, we repurchased $53.9 million using existing Board authorizations at an average price of $53.25. During the three months ended March 31, 2018, we repurchased $2.8 million using existing Board authorizations at an average price of $56.78.

Issuance of Common Stock

During the three months ended March 31, 2019, we issued 1.2 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

Issuance of Preferred Stock

On February 21, 2019, the company issued $150.0 million of 6.25% Non-Cumulative Perpetual Preferred Stock, Series B, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share). In March 2019, we completed a public offering of an additional $10.0 million of Series B Preferred, pursuant to the over-allotment option.

When, as, and if declared by the board of directors of the company, dividends will be payable at an annual rate of 6.25%, payable quarterly, in arrears. The company may redeem the Series B preferred stock at its option, subject to regulatory approval, on or after March 15, 2024 or following a regulatory capital treatment event, as defined.

NOTE 25 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $233.1 million at March 31, 2019. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2019 and 2018. In addition, our direct investment interest in these entities is insignificant at March 31, 2019.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $227.0 million at March 31, 2019. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at March 31, 2019. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2019 and 2018.

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

As the holder of the E-Certificate, our obligation to absorb losses is limited to the equity at risk (in this instance the consideration paid to acquire the E-Certificate). The residual returns that could be potentially generated by the activities of FAN are not pro rata with our ownership interests in the securitization.  In addition, we have the power to direct the activities of FAN. As such, we have determined that FAN is a variable interest entity with Jet Holdings the primary beneficiary; therefore, FAN has been consolidated in our financial statements.

At March 31, 2019 and December 31, 2018, the assets of FAN, which primarily consisted of aircraft engines, certain of which are under operating leases, and liabilities, which primarily consisted of debt, were immaterial to our consolidated statements of financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

On January 2, 2019, the Company completed the acquisition of First Empire Holding Corp. and its subsidiaries (“First Empire”), including First Empire Securities, Inc., an institutional broker-dealer specializing in the fixed income markets. The acquisition was funded with cash from operations.

On February 28, 2019, the Company completed an underwritten registered public offering of $150 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). In March 2019, we completed a public offering of an additional $10.0 million of Series B Preferred, pursuant to the over-allotment option.

Results for the three months ended March 31, 2019

For the three months ended March 31, 2019, net revenues increased 2.7% to $770.4 million from $750.4 million during the comparable period in 2018. Net income available to common shareholders increased 12.1% to $96.9 million, or $1.22 per diluted common share for the three months ended March 31, 2019, compared to $86.4 million, or $1.06 per diluted common share during the comparable period in 2018.

Our revenue growth for the three months ended March 31, 2019 was primarily attributable to higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp and an increase in advisory fees and principal transaction revenues; partially offset by a decrease in capital raising and commissions revenues from the comparable period in 2018.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2019, the NASDAQ, S&P 500, and Dow Jones Industrial Average closed 16.5%, 13.1%, and 11.2% higher than their December 31, 2018 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$155,449	$165,775	(6.2)	20.2%	22.1%
Principal transactions	104,032	97,782	6.4	13.5	13.0
Brokerage revenues	259,481	263,557	(1.5)	33.7	35.1
Investment banking	161,840	176,362	(8.2)	21.0	23.5
Asset management and service fees	195,267	195,801	(0.3)	25.3	26.1
Interest	191,071	137,734	38.7	24.8	18.4
Other income	12,209	3,357	263.7	1.6	0.4
Total revenues	819,868	776,811	5.5	106.4	103.5
Interest expense	49,448	26,453	86.9	6.4	3.5
Net revenues	770,420	750,358	2.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	458,114	457,893	0.0	59.5	61.0
Occupancy and equipment rental	58,862	57,595	2.2	7.6	7.7
Communication and office supplies	35,697	33,499	6.6	4.6	4.5
Commissions and floor brokerage	10,956	9,365	17.0	1.4	1.2
Other operating expenses	68,982	72,452	(4.8)	9.0	9.6
Total non-interest expenses	632,611	630,804	0.3	82.1	84.0
Income before income taxes	137,809	119,554	15.3	17.9	16.0
Provision for income taxes	38,370	30,793	24.6	5.0	4.1
Net Income	99,439	88,761	12.0	12.9	11.9
Net income applicable to non-controlling interests	232	—	n/m	0.0	—
Net income applicable to Stifel Financial Corp.	99,207	88,761	11.8	12.9	11.9
Preferred dividends	2,344	2,344	—	0.3	0.3
Net income available to common shareholders	$96,863	$86,417	12.1	12.6%	11.6%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Net revenues:
Commissions	$155,449	$165,775	(6.2)
Principal transactions	104,032	97,782	6.4
Brokerage revenues	259,481	263,557	(1.5)
Advisory fees	104,890	97,672	7.4
Capital raising	56,950	78,690	(27.6)
Investment banking	161,840	176,362	(8.2)
Asset management and service fees	195,267	195,801	(0.3)
Net interest	141,623	111,281	27.3
Other income	12,209	3,357	263.7
Total net revenues	$770,420	$750,358	2.7

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2019, commission revenues decreased 6.2% to $155.4 million from $165.8 million in the comparable period in 2018. The decrease is primarily attributable to a decrease in OTC transactions from the comparable period in 2018.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended March 31, 2019, principal transactions revenues increased 6.4% to $104.0 million from $97.8 million in the comparable period in 2018. The increase is primarily attributable to higher institutional fixed income brokerage revenues, as a result of increased trading levels and higher trading gains, partially offset by lower institutional equity brokerage revenues as the industry continues to face systematic issues, including the impact of passive investing and the increase in electronic trading.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2019, investment banking revenues decreased 8.2% to $161.8 million from $176.4 million in the comparable period in 2018.

Advisory fee revenues increased 7.4% to $104.9 million for the three months ended March 31, 2019 from $97.7 million in the comparable period in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2018.

Capital raising revenues decreased 27.6% to $57.0 million for the three months ended March 31, 2019 from $78.7 million in the comparable period in 2018. For the three months ended March 31, 2019, equity capital raising revenues decreased 43.2% to $32.8 million from $57.7 million in the comparable period in 2018. The decrease is primarily attributable to lower deal volumes during the quarter, which was negatively impacted by the government shut-down. For the three months ended March 31, 2019, fixed income capital raising revenues increased 15.4% to $24.2 million from $21.0 million in the comparable period in 2018. The increase is primarily attributable to an increase in public finance activity.

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

For the three months ended March 31, 2019, asset management and service fee revenues decreased 0.3% to $195.3 million from $195.8 million in the comparable period in 2018. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended March 31, 2019, other income increased 263.7% to $12.2 million from $3.4 million during the comparable period in 2018. The increase is primarily attributable to rental income generated from our aircraft engine leasing business. Other income primarily includes investment gains and losses, rental income, and loan originations fees.

NET INTEREST INCOME

The following table presents average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,124,929	$7,828	2.78%	$351,428	$1,445	1.64%
Financial instruments owned	1,277,361	6,313	1.98%	1,142,427	4,929	1.73%
Margin balances	1,258,490	13,440	4.27%	1,276,638	10,950	3.43%
Investment portfolio	7,234,946	65,466	3.62%	7,545,021	54,903	2.91%
Loans	8,981,679	93,224	4.15%	7,266,649	63,635	3.50%
Other interest-bearing assets	736,297	4,800	2.61%	768,016	1,872	0.97%
Total interest-earning assets/interest income	$20,613,702	$191,071	3.71%	$18,350,179	$137,734	3.00%
Interest-bearing liabilities:
Short-term borrowings	$68,220	$529	3.10%	$160,440	$925	2.31%
Stock loan	484,133	2,629	2.17%	324,487	627	0.77%
Senior notes (Stifel Financial)	1,016,116	11,122	4.38%	1,015,109	11,118	4.38%
Stifel Capital Trusts	60,000	808	5.39%	67,500	569	3.37%
Deposits	15,282,257	28,066	0.73%	13,151,554	8,130	0.25%
FHLB	461,433	1,678	1.45%	902,939	3,252	1.44%
Other interest-bearing liabilities	1,044,125	4,616	1.77%	876,760	1,832	0.84%
Total interest-bearing liabilities/interest expense	$18,416,284	49,448	1.07%	$16,498,789	26,453	0.64%
Net interest income/margin		$141,623	2.75%		$111,281	2.43%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2019, net interest income increased to $141.6 million from $111.3 million during the comparable period in 2018.

For the three months ended March 31, 2019, interest revenue increased 38.7% to $191.1 million from $137.7 million in the comparable period in 2018, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $17.0 billion during the three months ended March 31, 2019 compared to $14.9 billion during the comparable period in 2018 at average interest rates of 3.87% and 3.20%, respectively.

For the three months ended March 31, 2019, interest expense increased 86.9% to $49.4 million from $26.5 million during the comparable period in 2018. The increase is primarily attributable to an increase in interest-bearing liabilities (deposits) at Stifel Bancorp.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$458,114	$457,893	0.0
Occupancy and equipment rental	58,862	57,595	2.2
Communications and office supplies	35,697	33,499	6.6
Commissions and floor brokerage	10,956	9,365	17.0
Other operating expenses	68,982	72,452	(4.8)
Total non-interest expenses	$632,611	$630,804	0.3

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

For the three months ended March 31, 2019, compensation and benefits expense of $458.1 million was consistent with the comparable period in 2018.

Compensation and benefits expense as a percentage of net revenues was 59.5% for the three months ended March 31, 2019 compared to 61.0% for the three months ended March 31, 2018. The decrease is primarily attributable to growth of higher margin business.

Occupancy and equipment rental – For the three months ended March 31, 2019, occupancy and equipment rental expense increased 2.2% to $58.9 million from $57.6 million during the comparable period in 2018.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2019, communications and office supplies expense increased 6.6% to $35.7 million from $33.5 million during the comparable period in 2018. The increase is primarily attributable to an increase in quote equipment, telecommunication costs, and office supplies, partially offset by a decrease in postage and shipping costs.

Commissions and floor brokerage – For the three months ended March 31, 2019, commissions and floor brokerage expense increased 17.0% to $11.0 million from $9.4 million during the comparable period in 2018. The increase is primarily attributable to an increase in institutional fixed income brokerage trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2019, other operating expenses decreased 4.8% to $69.0 million from $72.5 million during the comparable period in 2018. The decrease is primarily attributable to a decrease in litigation expense, FDIC insurance, conference expenses, and professional fees, partially offset by an increase in travel costs, dues and assessments, and advertising.

Provision for income taxes – For the three months ended March 31, 2019, our provision for income taxes was $38.4 million, representing an effective tax rate of 27.8% compared to $30.8 million for the comparable period in 2018, representing an effective tax rate of 25.8%. The provision for income taxes for the three months ended March 31, 2019 was negatively impacted by certain non-deductible items.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through our bank subsidiaries, which provides residential, consumer, and commercial lending, as well as Federal Depository Insurance Corporation (“FDIC”)-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$109,927	$119,205	(7.8)	21.5%	24.5%
Principal transactions	43,267	43,529	(0.6)	8.5	9.0
Brokerage revenues	153,194	162,734	(5.9)	30.0	33.5
Asset management and service fees	195,253	195,789	(0.3)	38.2	40.3
Investment banking	8,223	7,688	7.0	1.6	1.6
Interest	179,582	132,717	35.3	35.2	27.3
Other income	8,645	909	851.0	1.7	0.2
Total revenues	544,897	499,837	9.0	106.7	102.9
Interest expense	34,287	14,262	140.4	6.7	2.9
Net revenues	510,610	485,575	5.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	247,473	241,760	2.4	48.5	49.8
Occupancy and equipment rental	28,437	25,953	9.6	5.6	5.3
Communication and office supplies	14,493	13,813	4.9	2.8	2.8
Commissions and floor brokerage	4,797	4,663	2.9	0.9	1.0
Other operating expenses	20,920	22,615	(7.5)	4.1	4.7
Total non-interest expenses	316,120	308,804	2.4	61.9	63.6
Income before income taxes	$194,490	$176,771	10.0	38.1%	36.4%

	March 31,
	2019	2018
Branch offices	371	361
Financial advisors (1)	2,061	2,008
Independent contractors	99	109
Total financial advisors	2,160	2,117
(1)	Reflects change in the definition of producing brokers as of January 1, 2019. Prior period amounts have been restated to conform with the current period presentation.

NET REVENUES

For the three months ended March 31, 2019, Global Wealth Management net revenues increased 5.2% to a record $510.6 million from $485.6 million for the comparable period in 2018. The increase in net revenues for the three months ended March 31, 2019 over the comparable period in 2018, is primarily attributable to an increase in net interest income and other income, partially offset by a decrease in brokerage revenues.

Commissions – For the three months ended March 31, 2019, commission revenues decreased 7.8% to $109.9 million from $119.2 million in the comparable period in 2018.

Principal transactions – For the three months ended March 31, 2019, principal transactions revenues decreased 0.6% to $43.3 million from $43.5 million in the comparable period in 2018.

Brokerage revenues - For the three months ended March 31, 2019, brokerage revenues decreased 5.9% to $153.2 million from $162.7 million in the comparable period in 2018. Brokerage revenues were impacted by continued migration of client activity from brokerage to asset management activities.

Asset management and service fees – For the three months ended March 31, 2019, asset management and service fees decreased 0.3% to $195.3 million from $195.8 million in the comparable period in 2018. The decrease is primarily attributable to lower asset values, which were negatively impacted by the 14% decline in the S&P 500 during the fourth quarter of 2018. Fee-based assets declined 6% and ended the fourth quarter of 2018 at $90.2 billion.

Fee-based account revenues for the three months ended March 31, 2019 and 2018 are primarily billed based on values as of December 31, 2018 and 2017, respectively. The value of assets in fee-based accounts, including our Asset Management businesses, at March 31, 2019 increased 11.8% to $99.6 billion from $89.0 billion at March 31, 2018.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 7.0% to $8.2 million for the three months ended March 31, 2019 from $7.7 million during the comparable period in 2018. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2019, interest revenue increased 35.3% to $179.6 million from $132.7 million in the comparable period in 2018. The increase is primarily due to a growth of interest-earning assets at Stifel Bancorp, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net revenues.

Other income – For the three months ended March 31, 2019, other income increased 851.0% to $8.6 million from $0.9 million during the comparable period in 2018. The increase is primarily attributable to rental income generated from our aircraft engine leasing business.

Interest expense – For the three months ended March 31, 2019, interest expense increased 140.4% to $34.3 million from $14.3 million during the comparable period in 2018. The increase in interest expense is primarily attributable to an increase in interest-earning liabilities at Stifel Bancorp from the comparable period in 2018.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$732,621	$4,554	2.49%	$26,486	$95	1.43%
State and municipal securities (tax-exempt) (1)	50,148	299	2.38	74,082	252	1.36
Mortgage-backed securities	1,531,393	9,012	2.35	1,746,113	9,604	2.20
Corporate fixed income securities	954,501	7,174	3.01	1,293,620	8,122	2.51
Asset-backed securities	4,698,904	48,981	4.17	4,431,206	36,925	3.33
Federal Home Loan Bank ("FHLB") and other capital stock	52,260	1,104	8.45	68,107	554	3.25
Loans (2)
Securities-based loans	1,799,483	19,106	4.25	1,796,554	15,309	3.41
Commercial and industrial	3,419,829	40,831	4.78	2,478,007	26,735	4.32
Residential real estate	2,927,882	22,478	3.07	2,636,892	18,272	2.77
Commercial real estate	336,535	4,709	5.60	104,481	988	3.78
Home equity lines of credit	41,681	521	5.00	13,237	144	4.35
Construction and land	152,234	2,123	5.58	12,558	121	3.85
Other	125,044	1,628	5.21	24,363	238	3.91
Loans held for sale	178,991	1,828	4.09	200,557	1,828	3.65
Total interest-earning assets (3)	$17,001,506	$164,348	3.87%	$14,906,263	$119,187	3.20%
Cash and due from banks	23,021			11,788
Other non interest-earning assets	350,252			302,485
Total assets	$17,374,779			$15,220,536
Liabilities and stockholder's equity:
Deposits:
Money market	$13,101,539	$16,529	0.50%	$12,876,440	$7,790	0.24%
Time deposits	1,476,973	8,498	2.30	10,456	59	2.26
Demand deposits	602,102	2,408	1.60	239,178	195	0.33
Savings	101,643	631	2.48	25,480	86	1.35
FHLB advances	461,433	1,678	1.45	902,939	3,252	1.44
Other borrowings	1,747	40	9.16	16,132	178	4.41
Total interest-bearing liabilities (3)	15,745,437	29,784	0.76%	14,070,625	11,560	0.33%
Non-interest-bearing liabilities	166,875			32,091
Other non-interest bearing liabilities	191,550			30,872
Total liabilities	16,103,862			14,133,588
Stockholder's equity	1,270,917			1,086,948
Total liabilities and stockholder's equity	$17,374,779			$15,220,536
Net interest income/spread		$134,564	3.11%		$107,627	2.87%
Net interest margin			3.17%			2.89%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended March 31, 2019 compared to the three month periods ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$4,010	$449	$4,459
State and municipal securities (tax-exempt) (1)	(35)	82	47
Mortgage-backed securities	(1,373)	781	(592)
Corporate fixed income securities	(3,817)	2,869	(948)
Asset-backed securities	2,339	9,717	12,056
FHLB and other capital stock	(94)	644	550
Loans
Securities-based loans	25	3,772	3,797
Commercial and industrial	11,007	3,089	14,096
Residential real estate	2,126	2,080	4,206
Commercial real estate	3,060	661	3,721
Home equity lines of credit	353	24	377
Construction and land	1,925	77	2,002
Other	1,286	104	1,390
Loans held for sale	(830)	830	—
	$19,982	$25,179	$45,161
Interest expense:
Deposits
Money market	$139	$8,600	$8,739
Time deposits	8,437	2	8,439
Demand deposits	619	1,594	2,213
Savings	425	120	545
FHLB advances	(1,606)	32	(1,574)
Other borrowings	(754)	616	(138)
	$7,260	$10,964	$18,224

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

For the three months ended March 31, 2019, interest revenue of $164.3 million was generated from average interest-earning assets of $17.0 billion at an average interest rate of 3.87%. Interest revenue of $119.2 million for the comparable period in 2018 was generated from average interest-earning assets of $14.9 billion at an average interest rate of 3.20%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2019 was $15.7 billion at an average interest rate of 0.76%. The average balance of interest-bearing liabilities for the comparable period in 2018 was $14.1 billion at an average interest rate of 0.33%.

The growth in Stifel Bancorp has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2019, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bancorp was $14.1 billion compared to $13.3 billion at March 31, 2018.

See “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2019, Global Wealth Management non-interest expenses increased 2.4% to $316.1 million from $308.8 million for the comparable period in 2018.

Compensation and benefits – For the three months ended March 31, 2019, compensation and benefits expense increased 2.4% to $247.5 million from $241.8 million during the comparable period in 2018. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 48.5% for the three months ended March 31, 2019, compared to 49.8% for the comparable period in 2018.

Occupancy and equipment rental – For the three months ended March 31, 2019, occupancy and equipment rental expense increased 9.6% to $28.4 million from $26.0 million during the comparable period in 2018. The increase is primarily attributable to an increase in locations over the comparable period in 2018.

Communications and office supplies – For the three months ended March 31, 2019, communications and office supplies expense increased 4.9% to $14.5 million from $13.8 million during the comparable period in 2018. The increase is primarily attributable to higher communication expenses associated with the growth of the business.

Commissions and floor brokerage – For the three months ended March 31, 2019, commissions and floor brokerage expense increased 2.9% to $4.8 million from $4.7 million during the comparable period in 2018.

Other operating expenses – For the three months ended March 31, 2019, other operating expenses decreased 7.5% to $20.9 million from $22.6 million during the comparable period in 2018. The decrease is primarily attributable to a decrease in FDIC insurance and litigation expense, partially offset by an increase in the provision for loan losses, dues and assessments, and advertising.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2019, income before income taxes increased 10.0% to a record $194.5 million from $176.8 million during the comparable period in 2018.

Profit margins (income before income taxes as a percent of net revenues) have increased to 38.1% for the three months ended March 31, 2019 from 36.4% during the comparable period in 2018.

Results of Operations – Institutional Group

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$45,522	$46,570	(2.3)	17.4%	17.2%
Principal transactions	60,765	54,253	12.0	23.3	20.1
Brokerage revenues	106,287	100,823	5.4	40.7	37.3
Advisory fees	104,895	97,673	7.4	40.2	36.2
Capital raising	48,722	71,001	(31.4)	18.6	26.3
Investment banking	153,617	168,674	(8.9)	58.8	62.5
Interest	5,873	4,259	37.9	2.2	1.6
Other income	1,569	675	132.4	0.6	0.2
Total revenues	267,346	274,431	(2.6)	102.3	101.6
Interest expense	6,060	4,353	39.2	2.3	1.6
Net revenues	261,286	270,078	(3.3)	100.0	100.0
Non-interest expenses:
Compensation and benefits	159,411	159,344	0.0	61.0	59.0
Occupancy and equipment rental	12,366	11,227	10.1	4.7	4.2
Communication and office supplies	17,814	16,592	7.4	6.8	6.1
Commissions and floor brokerage	6,159	4,703	31.0	2.4	1.7
Other operating expenses	33,332	33,642	(0.9)	12.8	12.5
Total non-interest expenses	229,082	225,508	1.6	87.7	83.5
Income before income taxes	$32,204	$44,570	(27.7)	12.3%	16.5%

 NET REVENUES

For the three months ended March 31, 2019, Institutional Group net revenues decreased 3.3% to $261.3 million from $270.1 million for the comparable period in 2018.

The decrease in net revenues for the three months ended March 31, 2019 over the comparable period in 2018 was primarily attributable to a decrease in equity capital raising and equity brokerage revenues, partially offset by an increase in fixed income brokerage revenues, advisory fees, and fixed income capital raising revenues.

Commissions – For the three months ended March 31, 2019, commission revenues decreased 2.3% to $45.5 million from $46.6 million in the comparable period in 2018.

Principal transactions – For the three months ended March 31, 2019, principal transactions revenues increased 12.0% to $60.8 million from $54.3 million in the comparable period in 2018.

Brokerage revenues – For the three months ended March 31, 2019, institutional brokerage revenues increased 5.4% to $106.3 million from $100.8 million in the comparable period in 2018.

For the three months ended March 31, 2019, fixed income institutional brokerage revenues increased 27.8% to $67.4 million from $52.7 million in the comparable period in 2018. The increase is primarily attributable to higher fixed income trading volumes, and to a lesser extent, from the contribution of our acquisition of First Empire, which closed during the first quarter of 2019.

For the three months ended March 31, 2019, equity institutional brokerage revenues decreased 19.1% to $38.9 million from $48.1 million during the comparable period in 2018. The decrease is primarily attributable to reduced market volatility and continued migration from active to passive management strategies.

Investment banking – For the three months ended March 31, 2019, investment banking revenues decreased 8.9% to $153.6 million from $168.7 million during the comparable period in 2018. The decrease is primarily attributable to a decrease in equity capital raising revenues, partially offset by an increase in advisory fees and fixed income capital raising revenues.

For the three months ended March 31, 2019, advisory fee revenues increased 7.4% to $104.9 million from $97.7 million in the comparable period in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2018.

For the three months ended March 31, 2019, capital raising revenues decreased 31.4% to $48.7 million from $71.0 million in the comparable period in 2018.

For the three months ended March 31, 2019, equity capital raising revenues decreased 47.1% to $27.9 million from $52.7 million during the comparable period in 2018. The decrease is primarily attributable to lower deal volumes during the quarter, which was negatively impacted by the government shut-down.

For the three months ended March 31, 2019, fixed income capital raising revenues increased 14.0% to $20.9 million from $18.3 million during the comparable period in 2018. The increase is primarily attributable to an increase in the municipal bond origination business.

Interest – For the three months ended March 31, 2019, interest increased 37.9% to $5.9 million from $4.3 million in the comparable period in 2018.

Other income – For the three months ended March 31, 2019, other income increased 132.4% to $1.6 million from $0.7 million in the comparable period in 2018.

Interest expense – For the three months ended March 31, 2019, interest expense increased 39.2% to $6.1 million from $4.4 million in the comparable period in 2018.

NON-INTEREST EXPENSES

For the three months ended March 31, 2019, Institutional Group non-interest expenses increased 1.6% to $229.1 million from $225.5 million for the comparable period in 2018.

Compensation and benefits – For the three months ended March 31, 2019, compensation and benefits expense of $159.4 million was consistent with the comparable period in 2018.

Compensation and benefits expense as a percentage of net revenues was 61.0% for the three months ended March 31, 2019 compared to 59.0% for the comparable period in 2018.

Occupancy and equipment rental – For the three months ended March 31, 2019, occupancy and equipment rental expense increased 10.1% to $12.4 million from $11.2 million during the comparable period in 2018. The increase is primarily attributable to higher rent expense.

Communications and office supplies – For the three months ended March 31, 2019, communications and office supplies expense increased 7.4% to $17.8 million from $16.6 million during the comparable period in 2018. The increase is primarily attributable to an increase in communication and quote equipment expense.

Commissions and floor brokerage – For the three months ended March 31, 2019, commissions and floor brokerage expense increased 31.0% to $6.2 million from $4.7 million during the comparable period in 2018. The increase is primarily attributable to increased fixed income brokerage volumes.

Other operating expenses – For the three months ended March 31, 2019, other operating expenses decreased 0.9% to $33.3 million from $33.6 million during the comparable period in 2018. The decrease is primarily attributable to a decline in travel costs, legal expenses, and professional fees, partially offset by an increase in dues and assessments.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2019, income before income taxes for the Institutional Group segment decreased 27.7% to $32.2 million from $44.6 million during the comparable period in 2018. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 12.3% for the three months ended March 31, 2019 from 16.5% during the comparable period in 2018.

Results of Operations – Other Segment

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Net revenues	$(1,476)	$(5,295)	72.1
Non-interest expenses:
Compensation and benefits	51,231	56,789	(9.8)
Other operating expenses	36,178	39,703	(8.9)
Total non-interest expenses	87,409	96,492	(9.4)
Loss before income taxes	$(88,885)	$(101,787)	(12.7)%

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

	Three Months Ended March 31,
	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$3,932	$3,739	5.2
Other operating expenses	4,258	6,023	(29.3)
Total non-interest expenses	$8,190	$9,762	(16.1)%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended March 31,
	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$47,299	$53,050	(10.8)
Other operating expenses	31,920	33,680	(5.2)
Total non-interest expenses	$79,219	$86,730	(8.7)%

Non-interest expenses for the three months ended March 31, 2019 decreased 8.7% from the comparable period in 2018. The decrease consisted of a 10.8% decrease in compensation and benefits and a 5.2% decrease in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2019, our total assets decreased 1.4% to $24.2 billion from $24.5 billion at December 31, 2018. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2019, our liabilities were comprised primarily of deposits of $15.0 billion at Stifel Bancorp, senior notes of $1.0 billion, net of debt issuance costs; Federal Home Loan Bank advances of $250.0 million; payables to customers of our broker-dealer subsidiaries of $637.2 million; accounts payable and accrued expenses of $1.0 billion; borrowings of $399.0 million; accrued employee compensation of $201.2 million; and trust preferred securities of $60.0 million. To meet our obligations to clients and operating needs, we had $777.8 million in cash and cash equivalents and $8.9 billion in loans (including loans held for sale) at Stifel Bancorp at March 31, 2019. We also had highly liquid assets consisting of held-to-maturity securities of $4.1 billion, available-for-sale securities of $3.0 billion, client brokerage receivables of $1.4 billion, and financial instruments of $1.2 billion.

Cash Flow

Cash and cash equivalents decreased $1.2 billion to $777.8 million at March 31, 2019, from $1.9 billion at December 31, 2018. Operating activities used $366.8 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities during the three months ended March 31, 2019. Investing activities used cash of $88.9 million due to the growth of the loan portfolio, fixed asset purchases, and business acquisitions, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities used $764.3 of cash million principally due to a decrease in bank deposits, repayments of FHLB advances share repurchases, and dividends paid on our common and preferred stock, partially offset by proceeds received from short-term borrowings and the issuance of preferred stock, and an increase in securities loaned.

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

As of March 31, 2019, we had $24.2 billion in assets, $10.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2019	December 31, 2018	Average Conversion
Cash and cash equivalents	$777,781	$1,936,560
Receivables from brokers, dealers, and clearing organizations	588,501	515,574	5 days
Securities purchased under agreements to resell	568,034	699,900	1 day
Financial instruments owned at fair value	1,297,316	1,267,273	3 days
Available-for-sale securities at fair value	3,003,767	3,070,447	4 days
Held-to-maturity securities at amortized cost	4,103,562	4,218,854	3 days
Investments	54,600	50,382	10 days
Total cash and assets readily convertible to cash	$10,393,561	$11,758,990

As of March 31, 2019 and December 31, 2018, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2019		December 31, 2018
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$96,099	$—	$71,784	$—
Financial instruments owned at fair value	466,284	778,221	535,394	600,636
Investment portfolio (AFS & HTM)	—	3,074,118	—	3,536,719
	$562,383	$3,852,339	$607,178	$4,137,355

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2019, the maximum number of shares that may yet be purchased under this plan was 8.0 million.

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

At March 31, 2019, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2019, available cash and highly liquid investments comprised approximately 19% of Stifel Bancorp’s assets, which was in excess of its internal target.

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

Cash and Cash Equivalents – We held $777.8 million of cash and cash equivalents at March 31, 2019, compared to $1.9 billion at December 31, 2018. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.0 billion in available-for-sale investment securities at March 31, 2019, compared to $3.1 billion at December 31, 2018. As of March 31, 2019, the weighted-average life of the investment securities portfolio was approximately 1.5 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2019, we had $15.0 billion in deposits compared to $15.9 billion at December 31, 2018. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, securities lending arrangements, repurchase agreements, advances from the Federal Home Loan Bank, term loans, and committed bank line financing on an unsecured basis. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We also have an unsecured, committed bank line available.

Our uncommitted secured lines of credit at March 31, 2019, totaled $1.0 billion with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the three months ended March 31, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2019, our uncommitted secured lines of credit of $276.0 million were collateralized by company-owned securities valued at $309.7 million.

The Federal Home Loan advances of $250.0 million as of March 31, 2019 are floating-rate advances. The weighted average interest rates during the three months ended March 31, 2019 on these advances is 1.45%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Unsecured short-term borrowings – On March 5, 2019, we amended our existing Credit Agreement, which now expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 2.00%, as defined.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our amended and restatement Credit Agreement, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and our bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At March 31, 2019, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.6 billion at March 31, 2019 and $59.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2019, outstanding FHLB advances were $250.0 million. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.5 billion with the Fed’s discount window at March 31, 2019. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $14.1 billion at March 31, 2019.

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

Preferred Stock Offerings – In July 2016, the Company completed an underwritten registered public offering of $150 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series A.

In February, 2019, the Company completed an underwritten registered public offering of $150 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). In March 2019, we completed a public offering of an additional $10.0 million of Series B Preferred, pursuant to the over-allotment option. The net proceeds from the Series B Preferred offering of $155.3 million will be used for general corporate purposes.

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

Use of Capital Resources

On January 2, 2019, the Company completed the acquisition of First Empire Holding Corp. and its subsidiaries (“First Empire”), including First Empire Securities, Inc., an institutional broker-dealer specializing in the fixed income markets. The acquisition was funded with cash from operations.

We have paid $50.2 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2019. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2019, and the years ended December 31, 2020, 2021, 2022, 2023, and thereafter are $82.0 million, $74.6 million, $64.4 million, $56.4 million, $47.4 million, and $112.9 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our employees. Historically, we have granted stock units to our employees as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At March 31, 2019, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 15.4 million, of which 13.3 million were unvested. At March 31, 2019, there was unrecognized compensation cost for stock units of approximately $485.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The future estimated compensation expense for deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2019, and the years ended December 31, 2020, 2021, 2022, 2023, and thereafter are $92.1 million, $113.3 million, $97.1 million, $83.5 million, $53.3 million, and $46.1 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At March 31, 2019, Stifel had net capital of $371.5 million, which was 22.5% of aggregate debit items and $338.4 million in excess of its minimum required net capital. At March 31, 2019, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2019, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2019, our bank subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable.  We have recorded cash tax savings for the three months ending March 31, 2019 of $1.7 million, and anticipate cumulative future cash savings of $55.7 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of October 1, 2018, with no impairment identified.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on our interest-earning assets (including client loans, stock borrow activities, investments, inventories, and resale agreements) and our funding sources (including client cash balances, FHLB advances, stock lending activities, bank borrowings, and repurchase agreements), which finance these assets. The collateral underlying financial instruments at the broker-

dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to our company, with the rates generally fluctuating in parallel.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2019, and the daily VaR at March 31, 2019 and December 31, 2018 (in thousands):

	Three Months Ended March 31, 2019			VaR Calculation at
	High	Low	Daily Average	March 31, 2019	December 31, 2018
Daily VaR	$8,558	$2,802	$6,096	$5,880	$6,473

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

The following table illustrates the estimated change in net interest margin at March 31, 2019, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	11.0%
+100	5.5
0	—
-100	(7.6)
-200	(27.1)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2019 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$5,930,784	$322,595	$2,038,788	$698,554
Securities	5,036,561	103,821	1,038,688	986,070
Interest-bearing cash	299,097	—	—	—
	$11,266,442	$426,416	$3,077,476	$1,684,624
Interest-bearing liabilities:
Transaction accounts and savings	$13,791,132	$—	$—	$—
Certificates of deposit	926,918	81,744	167,062	—
Borrowings	—	—	250,000	—
	$14,718,050	$81,744	$417,062	$—
GAP	(3,451,608)	344,672	2,660,414	1,684,624
Cumulative GAP	$(3,451,608)	$(3,106,936)	$(446,522)	$1,238,102

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion, and the fair value of the collateral that had been sold or repledged was $466.3 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2019 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2019.

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2019. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 - 31, 2019	51,900	$41.01	51,900	8,976,671
February 1 - 28, 2019	170,000	54.96	170,000	8,806,671
March 1 - 31, 2019	790,000	53.68	790,000	8,016,671
	1,011,900	$53.25	1,011,900

We have on ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On February 22, 2019 and March 20, 2019, our Chief Executive Officer surrendered 60,000 and 90,000 shares of our common stock to the Company. These dispositions were made at the closing prices for the day, which were $55.26 and $56.42, respectively. At March 31, 2019, the maximum number of shares that may yet be purchased under this plan was 8.0 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3

Certificate of Designations of 6.25% Non-Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.1	Deposit Agreement dated February 28, 2019, incorporated by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.2

Form of Depositary Receipt (included as Exhibit A to the Deposit Agreement dated February 28, 2019), incorporated by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

10.1	Stifel Financial Corp. Wealth Accumulation Plan 2019 Restatement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.2	Form of Restricted Stock Unit Award Agreement (Performance RSUs), incorporated by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.3	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan of arrangement.
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

Date:  May 8, 2019