Form 10-Q
period 2019-06-30
STIFEL FINANCIAL CORP
filed 2019-08-07
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares outstanding - August 1, 2019
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	69,584,449
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF PR A)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF PrB)	New York Stock Exchange	6,400

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2019	December 31, 2018
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$797,357	$1,936,560
Cash segregated for regulatory purposes	21,231	132,814
Receivables:
Brokerage clients, net	1,346,940	1,201,477
Brokers, dealers, and clearing organizations	766,344	515,574
Securities purchased under agreements to resell	596,572	699,900
Financial instruments owned, at fair value	1,352,359	1,267,449
Available-for-sale securities, at fair value	2,703,060	3,070,447
Held-to-maturity securities, at amortized cost	3,960,714	4,218,854
Loans:
Held for investment, net	8,964,325	8,517,615
Held for sale, at lower of cost or market	163,511	205,557
Investments, at fair value	81,841	67,982
Fixed assets, net	1,155,121	372,939
Goodwill	1,056,357	1,034,679
Intangible assets, net	119,727	119,655
Loans and advances to financial advisors and other employees, net	470,900	408,436
Deferred tax assets, net	101,935	112,008
Other assets	685,303	637,652
Total assets	$24,343,597	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	June 30, 2019	December 31, 2018
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$788,365	$837,379
Brokers, dealers, and clearing organizations	627,180	432,299
Drafts	93,384	104,887
Securities sold under agreements to repurchase	762,282	535,394
Bank deposits	14,901,061	15,863,613
Financial instruments sold, but not yet purchased, at fair value	956,344	947,306
Accrued compensation	267,178	460,347
Accounts payable and accrued expenses	1,018,044	344,152
Federal Home Loan Bank advances	250,000	540,000
Borrowings	117,845	180,655
Senior notes	1,016,492	1,015,973
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	20,858,175	21,322,005

Commitments and contingent liabilities

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 12,400 and 6,000 shares, respectively	310,000	150,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 74,441,073 and 74,441,017 shares, respectively	11,166	11,166
Additional paid-in-capital	1,867,209	1,893,304
Retained earnings	1,512,702	1,366,503
Accumulated other comprehensive loss	(35,355)	(72,523)
Treasury stock, at cost, 4,637,429 and 3,639,399 shares, respectively	(236,596)	(180,857)
Total Stifel Financial Corp. shareholders’ equity	3,429,126	3,167,593
Non-controlling interests	56,296	30,000
Total equity	3,485,422	3,197,593
Total liabilities and equity	$24,343,597	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Revenues
Commissions	$164,981	$166,902	$320,430	$332,677
Principal transactions	96,464	88,984	200,496	186,766
Investment banking	179,617	161,063	341,457	337,425
Asset management and service fees	211,171	199,568	406,438	395,369
Interest	187,940	154,421	379,011	292,155
Other income	13,505	9,073	25,714	12,430
Total revenues	853,678	780,011	1,673,546	1,556,822
Interest expense	52,891	37,279	102,339	63,732
Net revenues	800,787	742,732	1,571,207	1,493,090
Non-interest expenses
Compensation and benefits	466,861	442,170	924,975	900,063
Occupancy and equipment rental	61,055	53,596	119,917	111,191
Communications and office supplies	35,069	36,639	70,766	70,138
Commissions and floor brokerage	11,008	10,095	21,964	19,460
Other operating expenses	78,812	81,885	147,794	154,337
Total non-interest expenses	652,805	624,385	1,285,416	1,255,189
Income from operations before income tax expense	147,982	118,347	285,791	237,901
Provision for income taxes	38,225	31,060	76,595	61,853
Net income	109,757	87,287	209,196	176,048
Net income applicable to non-controlling interests	672	—	904	—
Net income applicable to Stifel Financial Corp.	109,085	87,287	208,292	176,048
Preferred dividends	5,288	2,344	7,632	4,688
Net income available to common shareholders	$103,797	$84,943	$200,660	$171,360

Earnings per common share
Basic	$1.43	$1.18	$2.74	$2.39
Diluted	$1.31	$1.04	$2.53	$2.10

Cash dividends declared per common share	$0.15	$0.12	$0.30	$0.24

Weighted-average number of common shares outstanding
Basic	72,519	71,692	73,180	71,843
Diluted	79,079	81,299	79,160	81,548

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income	$109,757	$87,287	$209,196	$176,048
Other comprehensive income/(loss), net of tax: (1) (4)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	16,284	(11,856)	42,084	(24,927)
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	(1,957)	712	(3,783)	3,418
Foreign currency translation adjustment	(3,301)	(5,834)	(1,133)	(2,098)
Total other comprehensive income/(loss), net of tax	11,026	(16,978)	37,168	(23,607)
Comprehensive income	120,783	70,309	246,364	152,441
Net income attributable to non-controlling interest	672	—	904	—
Comprehensive income applicable to Stifel Financial Corp.	$120,111	$70,309	$245,460	$152,441

(1)

Net of tax expense of $3.9 million and tax benefit of $6.0 million for the three months ended June 30, 2019 and 2018, respectively. Net of tax expense of $13.7 million and tax benefit of $8.3 million for the six months ended June 30, 2019 and 2018, respectively.

(2)

Net of reclassifications to earnings of realized losses of $0.2 million for the three and six months ended June 30, 2019. There were no reclassifications to earnings during the six months ended June 30, 2018.

(3)

Amounts are net of reclassifications to earnings of gains of $0.8 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively. Amounts are net of reclassifications to earnings of gains of $2.3 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

(4)	The adoption of ASU 2018-02 on January 1, 2018 resulted in a reclassification of $3.1 million to retained earnings related to cash flow hedges and investment portfolio risk.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
($ in thousands, except per share amounts)	2019	2018
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$310,000	$149,968
Other	—	32
Balance, end of period	310,000	150,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	10,869
Common stock issued under employee plans	—	—
Balance, end of period	11,166	10,869
Additional paid-in-capital:
Balance, beginning of period	1,826,604	1,719,710
Unit amortization, net of forfeitures	26,771	21,444
Common stock issued under employee plans and related tax benefits	14,101	(6,015)
Issuance of preferred stock	(306)	—
Issuance of common stock for acquisitions	—	56
Dividends declared to equity-award holders	—	1,699
Other	39	(41)
Balance, end of period	1,867,209	1,736,853
Retained earnings:
Balance, beginning of period	1,443,658	1,103,013
Net income	109,757	87,287
Dividends declared:
Common	(12,733)	(11,944)
Preferred	(5,288)	(2,344)
Common stock issued under employee plans and related tax benefits	(18,319)	(1,146)
Cumulative adjustments for accounting changes (1)	(4,050)	—
Other	(323)	285
Balance, end of period	1,512,702	1,175,151
Accumulated other comprehensive loss:
Balance, beginning of period	(46,381)	(36,415)
Unrealized gains/(losses) on securities, net of tax	16,284	(11,856)
Unrealized gains/(losses) on cash flow hedging activities, net of tax	(1,957)	712
Foreign currency translation adjustment, net of tax	(3,301)	(5,834)
Balance, end of period	(35,355)	(53,393)
Treasury stock, at cost:
Balance, beginning of period	(168,424)	(29,605)
Common stock issued under employee plans	2,925	7,531
Common stock repurchased	(71,097)	(43,044)
Balance, end of period	(236,596)	(65,118)
Total Stifel Financial Corp. Shareholders' Equity	3,429,126	2,954,362
Non-controlling interests:
Balance, beginning of period	56,574	—
Net income applicable to non-controlling interests	672	—
Distributions to non-controlling interest holders	(950)	—
Balance, end of period	56,296	—
Total Shareholders' Equity	$3,485,422	$2,954,362

(1)    Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2019. See Note 2 to the consolidated financial statements for further information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
($ in thousands, except per share amounts)	2019	2018
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$150,000	$150,000
Issuance of preferred stock	160,000	—
Balance, end of period	310,000	150,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	10,746
Common stock issued under employee plans	—	123
Balance, end of period	11,166	10,869
Additional paid-in-capital:
Balance, beginning of period	1,893,304	1,733,348
Unit amortization, net of forfeitures	60,088	49,598
Common stock issued under employee plans and related tax benefits	(81,194)	(49,406)
Issuance of preferred stock	(5,012)	—
Dividends declared to equity-award holders	—	3,350
Other	23	(37)
Balance, end of period	1,867,209	1,736,853
Retained earnings:
Balance, beginning of period	1,366,503	1,033,526
Net income	209,196	176,048
Dividends declared:
Common	(25,677)	(20,573)
Preferred	(7,632)	(4,688)
Common stock issued under employee plans and related tax benefits	(18,292)	(9,110)
Cumulative adjustments for accounting changes (1)	(10,809)	(1,124)
Other	(587)	1,072
Balance, end of period	1,512,702	1,175,151
Accumulated other comprehensive loss:
Balance, beginning of period	(72,523)	(26,736)
Unrealized gains/(losses) on securities, net of tax	42,084	(24,927)
Unrealized gains/(losses) on cash flow hedging activities, net of tax	(3,783)	3,418
Foreign currency translation adjustment, net of tax	(1,133)	(2,098)
Adjustments for accounting changes (1)	—	(3,050)
Balance, end of period	(35,355)	(53,393)
Treasury stock, at cost:
Balance, beginning of period	(180,857)	(39,308)
Common stock issued under employee plans	69,227	20,073
Common stock repurchased	(124,966)	(45,883)
Balance, end of period	(236,596)	(65,118)
Total Stifel Financial Corp. Shareholders' Equity	3,429,126	2,954,362
Non-controlling interests:
Balance, beginning of period	30,000	—
Net income applicable to non-controlling interests	904	—
Capital contributions from non-controlling interest holders	26,800	—
Distributions to non-controlling interest holders	(1,408)	—
Balance, end of period	56,296	—
Total Shareholders' Equity	$3,485,422	$2,954,362
(1)

Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2019 and 2018. See Note 2 to the consolidated financial statements for further information. The 2018 adjustments are described further in Note 2 to the consolidated financial statements in our 2018 Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$209,196	$176,048
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,410	13,467
Amortization of loans and advances to financial advisors and other employees	45,266	40,552
Amortization of premium on investment portfolio	15,083	11,477
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	4,838	6,595
Amortization of intangible assets	7,140	5,740
Deferred income taxes	511	6,563
Stock-based compensation	54,443	47,642
(Gains)/losses on sale of investments	(14,484)	7,533
Other, net	(25,671)	(3,241)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(145,463)	(56,656)
Brokers, dealers, and clearing organizations	(250,609)	(213,053)
Securities purchased under agreements to resell	103,328	(53,821)
Financial instruments owned, including those pledged	(52,227)	(133,739)
Loans originated as held for sale	(702,007)	(759,874)
Proceeds from mortgages held for sale	759,773	779,761
Loans and advances to financial advisors and other employees	(107,932)	(37,174)
Other assets	(48,951)	(53,251)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(49,014)	(107,705)
Brokers, dealers, and clearing organizations	94,795	82,234
Drafts	(11,503)	(40,690)
Financial instruments sold, but not yet purchased	8,982	165,818
Other liabilities and accrued expenses	(226,315)	(99,005)
Net cash used in operating activities	$(310,411)	$(214,779)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2019	2018
Cash Flows From Investing Activities:
Proceeds from:
Maturities and principal paydowns of available-for-sale securities	$410,311	$458,662
Calls and principal paydowns of held-to-maturity securities	256,404	338,328
Sale or maturity of investments	694	11,942
Increase in bank loans, net	(454,048)	(405,094)
Payments for:
Purchase of fixed assets	(101,683)	(12,299)
Purchase of available-for-sale securities	(500)	(204,907)
Purchase of held-to-maturity securities	—	(1,162,087)
Purchase of investments	—	(7,578)
Acquisitions, net of cash received	(28,236)	(29,209)
Net cash provided by/(used in) investing activities	82,942	(1,012,242)
Cash Flows From Financing Activities:
Repayments of borrowings, net	(62,810)	(13,000)
(Repayments of)/proceeds from Federal Home Loan Bank advances, net	(290,000)	15,000
Payment of contingent consideration	(6,925)	(11,909)
Increase in securities sold under agreements to repurchase	202,579	280,630
(Decrease)/increase in bank deposits, net	(962,552)	478,914
Increase in securities loaned	100,086	381,349
Tax payments related to shares withheld for stock-based compensation plans	(28,992)	(38,397)
Proceeds from preferred stock issuance, net	154,988	—
Proceeds from non-controlling interests	26,800	—
Proceeds from stock option exercises	—	2,278
Repurchase of common stock	(124,966)	(45,883)
Cash dividends on preferred stock	(7,632)	(4,688)
Cash dividends paid to common stock and equity-award holders	(21,352)	(17,223)
Other	(1,407)	—
Net cash (used in)/provided by financing activities	(1,022,183)	1,027,071
Effect of exchange rate changes on cash	(1,134)	(2,098)
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(1,250,786)	(202,048)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,069,374	787,085
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$818,588	$585,037
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds/(refunds, net of taxes paid)	$84,806	$(17,286)
Cash paid for interest	103,112	62,720
Noncash financing activities:
Unit grants, net of forfeitures	102,519	104,703

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$797,357	$1,936,560
Cash segregated for regulatory purposes	21,231	132,814
Total cash, cash equivalents, and cash segregated for regulatory purposes	$818,588	$2,069,374

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

We have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. Under our current consolidation policy, which complies with the provisions of ASC 810 as amended by ASU 2015-02, we consolidate those entities where we have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity.

We determine whether we are the primary beneficiary of a variable interest entity (“VIE”) by performing an analysis of the VIE’s control structure, expected benefits and losses, and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb benefits or losses, variability, related party relationships, and the design of the VIE. We reassess our evaluation of whether an entity is a VIE when certain reconsideration events occur. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances. See Note 25 for additional information on VIEs.

Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

During the six months ended June 30, 2019, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (the “new lease standard” or “ASU 2016-02”) on January 1, 2019. These lease policy updates are applied prospectively in our consolidated financial statements from January 1, 2019. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

This change was applied prospectively from January 1, 2019 and there is no impact on our previously presented results. Upon adoption, in accordance with the new lease standard, we elected to not reassess the lease classification or initial direct costs of existing leases, and to not reassess whether existing contracts contain a lease. In addition, we have elected to account for each contract’s lease and non-lease components as a single lease component. The adoption of the new lease standard resulted in a reduction of beginning retained earnings of $6.4 million after-tax as a cumulative effect of adoption of an accounting change. Upon adoption, the company recorded a gross up of approximately $670 million on its consolidated statements of financial condition to recognize the right-of-use assets, included in fixed assets, net and lease liabilities, included in accounts payable and accrued expenses.

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

The accounting update also eliminates the concept of other-than-temporary impairment for available-for-sale securities. Impairments on available-for-sale securities will be required to be recognized in earnings through an allowance, when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost. Under the accounting update, there may be an ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer. Expected credit losses, including losses on off-balance-sheet exposures, such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. Overall, the amendments in this accounting update are expected to accelerate the recognition of credit losses for portfolios where CECL models will be applied.

The accounting update is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our company) under a modified retrospective approach with early adoption permitted.

We have substantially completed development of credit loss models for significant loan portfolios and are in the process of testing these models and validating data inputs, while continuing to develop the policies, systems and controls that will be required to implement CECL. The adoption of the accounting update is not expected to have a material impact on our consolidated financial statements. Ultimately, the extent of the impact of adoption of this accounting update on our company’s consolidated financial statements may vary and will depend on, among other things, the economic environment, the completion of our company’s models, policies and other management judgments, and the size and type of loan portfolios held by our company on the date of adoption.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2019 and December 31, 2018, included (in thousands):

	June 30, 2019	December 31, 2018
Receivables from clearing organizations	$579,892	$320,277
Deposits paid for securities borrowed	146,245	109,795
Securities failed to deliver	40,207	85,502
	$766,344	$515,574

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2019 and December 31, 2018, included (in thousands):

	June 30, 2019	December 31, 2018
Deposits received from securities loaned	$492,249	$392,163
Securities failed to receive	77,444	27,975
Payable to clearing organizations	57,487	12,161
	$627,180	$432,299

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

We have identified Level 3 financial instruments to include certain asset-backed securities with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	June 30, 2019
	Fair value of investments	Unfunded commitments
Money market funds	$31,590	$—
Mutual funds	7,328	—
Private equity funds	2,565	1,477
Partnership interests	3,918	1,013
Total	$45,401	$2,490

	December 31, 2018
	Fair value of investments	Unfunded commitments
Money market funds	$19,719	$—
Mutual funds	9,122	—
Private equity funds	3,461	1,480
Partnership interests	3,976	1,024
Total	$36,278	$2,504

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, corporate fixed income, and sovereign debt securities.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, are presented below (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$56,478	$56,478	$—	$—
U.S. government agency securities	130,141	—	130,141	—
Mortgage-backed securities:
Agency	545,340	—	545,340	—
Non-agency	11,146	—	11,146	—
Asset-backed securities	5,220	—	5,045	175
Corporate securities:
Fixed income securities	326,407	2,552	323,855	—
Equity securities	82,968	82,937	31	—
Sovereign debt	800	—	800	—
State and municipal securities	193,859	—	193,859	—
Total financial instruments owned	1,352,359	141,967	1,210,217	175
Available-for-sale securities:
U.S. government agency securities	300	300	—	—
State and municipal securities	43,301	—	43,301	—
Mortgage-backed securities:
Agency	200,495	—	200,495	—
Commercial	77,965	—	77,965	—
Non-agency	1,090	—	1,090	—
Corporate fixed income securities	797,521	—	797,521	—
Asset-backed securities	1,582,388	—	1,582,388	—
Total available-for-sale securities	2,703,060	300	2,702,760	—
Investments:
Corporate equity securities	40,318	39,258	1,060	—
Auction rate securities:
Equity securities	16,732	—	—	16,732
Municipal securities	654	—	470	184
Other	10,326	9,199	274	853
Investments in funds measured at NAV	13,811
Total investments	81,841	48,457	1,804	17,769
Cash equivalents measured at NAV	31,590
Derivative contracts (1)	2,187	—	2,187	—
	$4,171,037	$190,724	$3,916,968	$17,944

(1)	Included in other assets in the consolidated statements of financial condition.

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$389,489	$389,489	$—	$—
U.S. government agency securities	4,011	—	4,011	—
Agency mortgage-backed securities	246,028	—	246,028	—
Corporate securities:
Fixed income securities	248,962	232	248,730	—
Equity securities	66,312	66,312	—	—
Sovereign debt	1,542	—	1,542	—
Total financial instruments sold, but not yet purchased	$956,344	$456,033	$500,311	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, are presented below (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$42,121	$42,121	$—	$—
U.S. government agency securities	72,532	—	72,532	—
Mortgage-backed securities:
Agency	564,111	—	564,111	—
Non-agency	25,727	—	25,726	1
Asset-backed securities	25,905	—	25,730	175
Corporate securities:
Fixed income securities	310,457	1,100	309,357	—
Equity securities	57,911	57,125	786	—
Sovereign debt	14,063	—	14,063	—
State and municipal securities	154,622	—	154,622	—
Total financial instruments owned	1,267,449	100,346	1,166,927	176
Available-for-sale securities:
U.S. government agency securities	5,215	417	4,798	—
State and municipal securities	68,226	—	68,226	—
Mortgage-backed securities:
Agency	230,408	—	230,408	—
Commercial	69,715	—	69,715	—
Non-agency	1,219	—	1,219	—
Corporate fixed income securities	931,604	—	931,604	—
Asset-backed securities	1,764,060	—	1,764,060	—
Total available-for-sale securities	3,070,447	417	3,070,030	—
Investments:
Corporate equity securities	33,046	31,670	1,376	—
Auction rate securities:
Equity securities	16,632	—	—	16,632
Municipal securities	704	—	—	704
Other	1,041	—	184	857
Investments measured at NAV	16,559
Total investments	67,982	31,670	1,560	18,193
Cash equivalents measured at NAV	19,719
Derivative contracts (1)	7,683	—	7,683	—
	$4,433,280	$132,433	$4,246,200	$18,369

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$534,817	$534,817	$—	$—
U.S. government agency securities	32,755	—	32,755	—
Agency mortgage-backed securities	123,456	—	123,456	—
Corporate securities:
Fixed income securities	208,725	1,289	207,436	—
Equity securities	36,117	35,398	719	—
Sovereign debt	11,429	—	11,429	—
State and municipal securities	7	—	7	—
Total financial instruments sold, but not yet purchased	$947,306	$571,504	$375,802	$—

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	Financial instruments owned	Investments
	Asset-Backed Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at March 31, 2019	$175	$16,632	$704	$853
Unrealized gains/(losses):
Included in changes in net assets (1)	2	100	—	—
Realized gains/(losses) (1)	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Redemptions	(2)	—	(50)	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	(470)	—
Net change	—	100	(520)	—
Balance at June 30, 2019	$175	$16,732	$184	$853
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2019 (in thousands):

	Six Months Ended June 30, 2019
	Financial instruments owned		Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2018	$1	$175	$16,632	$704	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	2	100	—	—
Realized gains/(losses) (1)	(1)	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Redemptions	—	(2)	—	(50)	(4)
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	(470)	—
Net change	(1)	—	100	(520)	(4)
Balance at June 30, 2019	$—	$175	$16,732	$184	$853
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2019, relating to Level 3 assets still held at June 30, 2019, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2019 and December 31, 2018, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$797,357	$797,357	$1,936,560	$1,936,560
Cash segregated for regulatory purposes	21,231	21,231	132,814	132,814
Securities purchased under agreements to resell	596,572	596,572	699,900	699,900
Financial instruments owned	1,352,359	1,352,359	1,267,449	1,267,449
Available-for-sale securities	2,703,060	2,703,060	3,070,447	3,070,447
Held-to-maturity securities	3,960,714	3,946,782	4,218,854	4,122,907
Bank loans	8,964,325	9,057,908	8,517,615	8,565,347
Loans held for sale	163,511	163,511	205,557	205,557
Investments	81,841	81,841	67,982	67,982
Derivative contracts (1)	2,187	2,187	7,683	7,683
Financial liabilities:
Securities sold under agreements to repurchase	$762,282	$762,282	$535,394	$535,394
Bank deposits	14,901,061	14,020,564	15,863,613	14,661,996
Financial instruments sold, but not yet purchased	956,344	956,344	947,306	947,306
Federal Home Loan Bank advances	250,000	250,000	540,000	540,000
Borrowings	117,845	117,845	180,655	180,655
Senior notes	1,016,492	1,047,702	1,015,973	989,790
Debentures to Stifel Financial Capital Trusts	60,000	45,740	60,000	49,747

(1)	Included in other assets in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$765,767	$765,767	$—	$—
Cash segregated for regulatory purposes	21,231	21,231	—	—
Securities purchased under agreements to resell	596,572	539,265	57,307	—
Held-to-maturity securities	3,946,782	—	3,779,407	167,375
Bank loans	9,057,908	—	9,057,908	—
Loans held for sale	163,511	—	163,511	—
Financial liabilities:
Securities sold under agreements to repurchase	$762,282	$98,626	$663,656	$—
Bank deposits	14,020,564	—	14,020,564	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Borrowings	117,845	117,845	—	—
Senior notes	1,047,702	1,047,702	—	—
Debentures to Stifel Financial Capital Trusts	45,740	—	—	45,740

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,916,841	$1,916,841	$—	$—
Cash segregated for regulatory purposes	132,814	132,814	—	—
Securities purchased under agreements to resell	699,900	645,632	54,268	—
Held-to-maturity securities	4,122,907	—	3,960,099	162,808
Bank loans	8,565,347	—	8,565,347	—
Loans held for sale	205,557	—	205,557	—
Financial liabilities:
Securities sold under agreements to repurchase	$535,394	$87,273	$448,121	$—
Bank deposits	14,661,996	—	14,661,996	—
Federal Home Loan Bank advances	540,000	540,000	—	—
Borrowings	180,655	180,655	—	—
Senior notes	989,790	989,790	—	—
Debentures to Stifel Financial Capital Trusts	49,747	—	—	49,747

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2019 and December 31, 2018.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2019 and December 31, 2018 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2019 and December 31, 2018 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Financial instruments owned:
U.S. government securities	$56,478	$42,121
U.S. government agency securities	130,141	72,532
Mortgage-backed securities:
Agency	545,340	564,111
Non-agency	11,146	25,727
Asset-backed securities	5,220	25,905
Corporate securities:
Fixed income securities	326,407	310,457
Equity securities	82,968	57,911
Sovereign debt	800	14,063
State and municipal securities	193,859	154,622
	$1,352,359	$1,267,449
Financial instruments sold, but not yet purchased:
U.S. government securities	$389,489	$534,817
U.S. government agency securities	4,011	32,755
Agency mortgage-backed securities	246,028	123,456
Corporate securities:
Fixed income securities	248,962	208,725
Equity securities	66,312	36,117
Sovereign debt	1,542	11,429
State and municipal securities	—	7
	$956,344	$947,306

At June 30, 2019 and December 31, 2018, financial instruments owned in the amount of $777.6 million and $669.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$299	$1	$—	$300
State and municipal securities	43,073	228	—	43,301
Mortgage-backed securities:
Agency	201,205	724	(1,434)	200,495
Commercial	78,399	266	(700)	77,965
Non-agency	1,110	—	(20)	1,090
Corporate fixed income securities	788,255	9,982	(716)	797,521
Asset-backed securities	1,590,075	520	(8,207)	1,582,388
	$2,702,416	$11,721	$(11,077)	$2,703,060
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,105,865	$13,023	$(7,863)	$1,111,025
Commercial	37,262	732	—	37,994
Non-agency	10,377	161	—	10,538
Asset-backed securities	2,807,210	7,778	(27,763)	2,787,225
	$3,960,714	$21,694	$(35,626)	$3,946,782

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and six months ended June 30, 2019, we received proceeds of $155.3 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.3 million. There were no sales of available-for-sale securities during the six months ended June 30, 2018.

During the three months ended June 30, 2019 and June 30, 2018, unrealized gains, net of deferred taxes, of $16.3 million and unrealized losses, net of deferred taxes of $11.9 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the six months ended June 30, 2019 and June 30, 2018, unrealized gains, net of deferred taxes, of $42.1 million and unrealized losses, net of deferred taxes, of $24.9 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our available-for-sale and held-to-maturity securities by contractual maturity. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities
Within one year	$699	$699	$—	$—
After one year through three years	177,610	177,324	—	—
After three years through five years	392,026	394,578	—	—
After five years through ten years	511,594	518,641	564,030	562,785
After ten years	1,339,773	1,332,268	2,243,180	2,224,440
Mortgage-backed securities
Within one year	1,318	1,894	—	—
After one year through three years	3,371	3,411	47,639	48,531
After three years through five years	987	996	—	—
After five years through ten years	5,339	5,281	149,756	150,460
After ten years	269,699	267,968	956,109	960,566
	$2,702,416	$2,703,060	$3,960,714	$3,946,782

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2019, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government agency securities	$300	$—	$—	$—	$300
State and municipal securities	—	—	12,424	30,877	43,301
Mortgage-backed securities:
Agency	1,842	4,347	5,281	189,025	200,495
Commercial	52	60	—	77,853	77,965
Non-agency	—	—	—	1,090	1,090
Corporate fixed income securities	399	571,902	225,220	—	797,521
Asset-backed securities	—	—	280,997	1,301,391	1,582,388
	$2,593	$576,309	$523,922	$1,600,236	$2,703,060
Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$149,756	$956,109	$1,105,865
Commercial	—	37,262	—	—	37,262
Non-agency	—	10,377	—	—	10,377
Asset-backed securities	—	—	564,030	2,243,180	2,807,210
	$—	$47,639	$713,786	$3,199,289	$3,960,714

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2019 and December 31, 2018, securities of $1.3 billion and $1.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2019 and December 31, 2018, securities of $1.3 billion and $1.6 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Agency	$(440)	$44,877	$(994)	$73,702	$(1,434)	$118,579
Commercial	(39)	4,023	(661)	72,534	(700)	76,557
Non-agency	(20)	1,090	—	—	(20)	1,090
Corporate fixed income securities	(18)	27,687	(698)	134,002	(716)	161,689
Asset-backed securities	(4,320)	776,404	(3,887)	217,160	(8,207)	993,564
	$(4,837)	$854,081	$(6,240)	$497,398	$(11,077)	$1,351,479
Held-to-maturity securities
Mortgage-backed securities:
Agency	$—	$—	$(7,863)	$530,832	$(7,863)	$530,832
Asset-backed securities	(9,079)	1,164,381	(18,684)	1,027,748	(27,763)	2,192,129
	$(9,079)	$1,164,381	$(26,547)	$1,558,580	$(35,626)	$2,722,961

At June 30, 2019, the amortized cost of 143 securities classified as available for sale exceeded their fair value by $11.1 million, of which $6.2 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2019, was $1.4 billion, which was 50.0% of our available-for-sale portfolio.

At June 30, 2019, the carrying value of 136 securities held to maturity exceeded their fair value by $35.6 million, of which $26.5 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and six months ended June 30, 2019 and 2018.

We believe the gross unrealized losses of $46.7 million related to our investment portfolio, as of June 30, 2019, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2019 and December 31, 2018 (in thousands, except percentages):

	June 30, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
Commercial and industrial	$3,338,127	36.8%	$3,304,234	38.5%
Residential real estate	2,984,725	32.9	2,875,014	33.5
Securities-based loans	1,962,528	21.6	1,786,966	20.8
Commercial real estate	367,283	4.1	318,961	3.7
Construction and land	226,559	2.5	138,245	1.6
Home equity lines of credit	49,209	0.5	38,098	0.4
Other	137,847	1.6	120,129	1.5
Gross bank loans	9,066,278	100.0%	8,581,647	100.0%
Unamortized loan discount, net	(11,265)		(12,155)
Loans in process	(1,596)		27,984
Unamortized loan fees, net	1,380		5,972
Allowance for loan losses	(90,472)		(85,833)
Bank loans, net	$8,964,325		$8,517,615

At June 30, 2019 and December 31, 2018, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $22.6 million and $28.8 million, respectively.

At June 30, 2019 and December 31, 2018, we had loans held for sale of $163.5 million and $205.6 million, respectively. For the three months ended June 30, 2019 and 2018, we recognized gains of $2.3 million and $2.7 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2019 and 2018, we recognized gains of $3.2 million and $5.2 million, respectively, from the sale of originated loans, net of fees and costs.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 (in thousands).

	Three Months Ended June 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,566	$743	$(46)	$—	$69,263
Residential real estate	11,585	457	—	—	12,042
Securities-based loans	2,227	84	—	—	2,311
Commercial real estate	2,421	57	—	—	2,478
Construction and land	1,724	678	—	—	2,402
Home equity lines of credit	372	49	—	—	421
Other	146	40	(8)	1	179
Qualitative	1,131	245	—	—	1,376
	$88,172	$2,353	$(54)	$1	$90,472

	Six Months Ended June 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$954	$(58)	$—	$69,263
Residential real estate	11,228	727	—	87	12,042
Securities-based loans	1,978	333	—	—	2,311
Commercial real estate	1,778	700	—	—	2,478
Construction and land	1,241	1,161	—	—	2,402
Home equity lines of credit	310	110	—	1	421
Other	88	118	(52)	25	179
Qualitative	843	533	—	—	1,376
	$85,833	$4,636	$(110)	$113	$90,472

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2019 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,304	$60,959	$69,263	$21,995	$3,316,132	$3,338,127
Residential real estate	24	12,018	12,042	1,121	2,983,604	2,984,725
Securities-based loans	—	2,311	2,311	—	1,962,528	1,962,528
Commercial real estate	—	2,478	2,478	—	367,283	367,283
Construction and land	—	2,402	2,402	—	226,559	226,559
Home equity lines of credit	—	421	421	184	49,025	49,209
Other	20	159	179	165	137,682	137,847
Qualitative	—	1,376	1,376	—	—	—
	$8,348	$82,124	$90,472	$23,465	$9,042,813	$9,066,278

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 (in thousands).

	Three Months Ended June 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$56,433	$3,139	$—	$—	$59,572
Residential real estate	8,779	549	—	—	9,328
Securities-based loans	1,894	34	—	—	1,928
Commercial real estate	1,320	352	—	—	1,672
Home equity lines of credit	164	64	—	1	229
Construction and land	199	104	—	—	303
Other	15	(2)	—	—	13
Qualitative	693	37	—	—	730
	$69,497	$4,277	$—	$1	$73,775

	Six Months Ended June 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$5,110	$(12)	$—	$59,572
Residential real estate	8,430	898	—	—	9,328
Securities-based loans	2,088	(160)	—	—	1,928
Commercial real estate	1,520	152	—	—	1,672
Home equity lines of credit	162	65	—	2	229
Construction and land	100	203	—	—	303
Other	16	(2)	(2)	1	13
Qualitative	676	54	—	—	730
	$67,466	$6,320	$(14)	$3	$73,775

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a troubled debt restructuring, which have been specifically identified for impairment analysis by the Company and determined to be impaired. At June 30, 2019, we had $23.5 million of impaired loans, net of discounts, which included $7.9 million in troubled debt restructurings. The specific allowance on impaired loans at June 30, 2019 was $8.3 million. At December 31, 2018, we had $24.4 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2018 was $8.7 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2019 and 2018, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2019 and December 31, 2018, including the average recorded investment balance for the year to date period presented (in thousands):

	June 30, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$21,995	$216	$21,779	$21,995	$8,304	$23,460
Residential real estate	1,191	955	166	1,121	24	838
Home equity lines of credit	184	184	—	184	—	184
Other	315	—	165	165	20	199
Total	$23,685	$1,355	$22,110	$23,465	$8,348	$24,681

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,677	$242	$23,435	$23,677	$8,678	$23,807
Residential real estate	544	352	167	519	24	275
Home equity lines of credit	184	184	—	184	—	184
Other	694	11	10	21	1	70
Total	$25,099	$789	$23,612	$24,401	$8,703	$24,336

The following tables present the aging of the recorded investment in past due loans at June 30, 2019 and December 31, 2018 by portfolio segment (in thousands):

	As of June 30, 2019
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,211	$14,211	$3,323,916	$3,338,127
Residential real estate	2,385	892	3,277	2,981,448	2,984,725
Securities-based loans	—	—	—	1,962,528	1,962,528
Commercial real estate	—	—	—	367,283	367,283
Construction and land	—	—	—	226,559	226,559
Home equity lines of credit	184	—	184	49,025	49,209
Other	—	155	155	137,692	137,847
Total	$2,569	$15,258	$17,827	$9,048,451	$9,066,278

	As of June 30, 2019*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,211	$7,715	$21,926
Residential real estate	955	166	1,121
Home equity lines of credit	184	—	184
Other	165	—	165
Total	$15,515	$7,881	$23,396

*	There were no loans past due 90 days and still accruing interest at June 30, 2019.

	As of December 31, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,656	$14,656	$3,289,578	$3,304,234
Residential real estate	6,970	377	7,347	2,867,667	2,875,014
Securities-based loans	—	—	—	1,786,966	1,786,966
Commercial real estate	—	—	—	318,961	318,961
Construction and land	—	—	—	138,245	138,245
Home equity lines of credit	33	—	33	38,065	38,098
Other	—	134	134	119,995	120,129
Total	$7,003	$15,167	$22,170	$8,559,477	$8,581,647

	As of December 31, 2018*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,741	$8,936	$23,677
Residential real estate	352	167	519
Home equity lines of credit	184	—	184
Other	21	—	21
Total	$15,298	$9,103	$24,401

*	There were no loans past due 90 days and still accruing interest at December 31, 2018.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2019 and December 31, 2018, 98.1% and 98.4% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,299,366	$12,332	$26,429	$—	$3,338,127
Residential real estate	2,983,456	148	1,121	—	2,984,725
Securities-based loans	1,962,528	—	—	—	1,962,528
Commercial real estate	367,283	—	—	—	367,283
Construction and land	226,559	—	—	—	226,559
Home equity lines of credit	49,025	—	184	—	49,209
Other	137,682	—	—	165	137,847
Total	$9,025,899	$12,480	$27,734	$165	$9,066,278

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,254,698	$34,795	$14,741	$—	$3,304,234
Residential real estate	2,874,495	—	519	—	2,875,014
Securities-based loans	1,786,966	—	—	—	1,786,966
Commercial real estate	318,961	—	—	—	318,961
Construction and land	138,245	—	—	—	138,245
Home equity lines of credit	37,914	—	184	—	38,098
Other	119,912	196	—	21	120,129
Total	$8,531,191	$34,991	$15,444	$21	$8,581,647

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2018	Adjustments	Write-off	June 30, 2019
Goodwill
Global Wealth Management	$340,395	$6,336	$—	$346,731
Institutional Group	694,284	15,342	—	709,626
	$1,034,679	$21,678	$—	$1,056,357

	December 31, 2018	Net Additions	Amortization	June 30, 2019
Intangible assets
Global Wealth Management	$60,532	$—	$(3,675)	$56,857
Institutional Group	59,123	7,212	(3,465)	62,870
	$119,655	$7,212	$(7,140)	$119,727

On January 2, 2019, the Company completed the acquisition of First Empire. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $22.5 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price of First Empire is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of First Empire as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 1 in the notes to our consolidated financial statements for additional information regarding the acquisition of First Empire.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the First Empire business, its employees and customer base. Goodwill is expected to be deductible for federal income tax purposes.

The adjustments to goodwill included in our Global Wealth Management segment during the six months ended June 30, 2019 are primarily attributable to the Business Bank acquisition, which closed on August 31, 2018.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$167,624	$70,274	$160,745	$65,254
Trade name	27,131	12,540	26,831	11,755
Core deposits	8,615	1,940	8,615	816
Non-compete agreements	2,714	1,736	2,603	1,452
Investment banking backlog	1,445	1,312	1,431	1,293
	$207,529	$87,802	$200,225	$80,570

Amortization expense related to intangible assets was $3.5 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $7.1 million and $5.7 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2019, are: customer relationships, 9.9 years; trade name, 9.2 years; core deposits, 4.6 years; and non-compete agreements, 9.5 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of June 30, 2019, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2019	$7,020
2020	13,576
2021	12,721
2022	11,906
2023	11,246
Thereafter	61,140
$117,609

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

Our uncommitted secured lines of credit at June 30, 2019, totaled $900.0 million with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the six months ended June 30, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2019, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $250.0 million as of June 30, 2019 are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2019 was 2.12% and 1.81%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at June 30, 2019, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At June 30, 2019, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2020 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At June 30, 2019, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

A subsidiary of Stifel Bancorp is a party to two Notes that mature in 2043. The Notes bear interest contractually at fixed rates as per the Note Purchase Agreement. The outstanding balance on the Notes at June 30, 2019 was $117.7 million and is included in borrowings in the consolidated statements of financial condition.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(8,508)	(9,027)
Senior notes, net	$1,016,492	$1,015,973

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
$1,025,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Money market and savings accounts	$12,600,969	$13,609,612
Certificates of deposit	1,339,001	1,763,336
Demand deposits (interest-bearing)	859,946	392,765
Demand deposits (non-interest-bearing)	101,145	97,900
	$14,901,061	$15,863,613

The weighted-average interest rate on deposits was 0.77% and 0.60% at June 30, 2019 and December 31, 2018, respectively.

Scheduled maturities of certificates of deposit at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Certificates of deposit, less than $100,000:
Within one year	$4,036	$4,858
One to three years	690	623
Three to five years	21	140
	$4,747	$5,621
Certificates of deposit, $100,000 and greater:
Within one year	$1,226,651	$1,535,784
One to three years	88,374	195,159
Three to five years	19,229	26,772
	1,334,254	1,757,715
	$1,339,001	$1,763,336

At June 30, 2019 and December 31, 2018, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $8.6 million and $6.5 million, respectively. Brokerage customers’ deposits were $13.5 billion and $15.2 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments designated as hedging instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$250,000	Other assets	$2,187

	December 31, 2018
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$540,000	Other assets	$7,683

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $1.4 million will be reclassified as interest income.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain Reclassified From OCI Into Income
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Cash flow interest rate contracts	$1,881	$(1,402)	$764	$1,225

	Gain/(Loss) Recognized in OCI		Gain Reclassified From OCI Into Income
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flow interest rate contracts	$2,806	$(5,220)	$2,306	$1,758

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2019 and December 31, 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of June 30, 2019:
Securities borrowing (1)	$146,245	$—	$146,245	$(60,974)	$(83,144)	$2,127
Reverse repurchase agreements (2)	596,572	—	596,572	(136,732)	(459,639)	201
Cash flow interest rate contracts	2,187	—	2,187	—	—	2,187
	$745,004	$—	$745,004	$(197,706)	$(542,783)	$4,515
As of December 31, 2018:
Securities borrowing (1)	$109,795	$—	$109,795	$(57,328)	$(45,005)	$7,462
Reverse repurchase agreements (2)	699,900	—	699,900	(365,822)	(329,740)	4,338
Cash flow interest rate contracts	7,683	—	7,683	—	—	7,683
	$817,378	$—	$817,378	$(423,150)	$(374,745)	$19,483

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $597.5 million and $695.6 million at June 30, 2019 and December 31, 2018, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2019 and December 31, 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of June 30, 2019:
Securities lending (3)	$(492,249)	$—	$(492,249)	$60,974	$430,944	$(331)
Repurchase agreements (4)	(762,282)	—	(762,282)	136,732	625,550	—
	$(1,254,531)	$—	$(1,254,531)	$197,706	$1,056,494	$(331)
As of December 31, 2018:
Securities lending (3)	$(392,163)	$—	$(392,163)	$57,328	$325,110	$(9,725)
Repurchase agreements (4)	(535,394)	—	(535,394)	365,822	169,572	—
	$(927,557)	$—	$(927,557)	$423,150	$494,682	$(9,725)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $796.3 million and $558.6 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2019, had no material effect on the consolidated financial statements.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2019, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2019, Stifel had net capital of $347.2 million, which was 20.2% of aggregate debit items and $312.9 million in excess of its minimum required net capital. At June 30, 2019, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2019, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our company, as a bank holding company, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company, Delaware, N.A. (collectively, “bank subsidiaries”) are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and its bank subsidiaries’ financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and its bank subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under the Basel III rules, the quantity and quality of regulatory capital increased, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both our company and its bank subsidiaries.

Our company and its bank subsidiaries are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. Our company and its bank subsidiaries each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. At current capital levels, our company and its bank subsidiaries are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.To be categorized as “well capitalized,” our company and its bank subsidiaries must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2019 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,986,935	15.6%	$574,788	4.5%	$830,250	6.5%
Tier 1 capital	2,301,152	18.0%	766,385	6.0%	1,021,846	8.0%
Total capital	2,450,759	19.2%	1,021,846	8.0%	1,277,308	10.0%
Tier 1 leverage	2,301,152	10.0%	923,168	4.0%	1,153,960	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,067,561	13.4%	$359,715	4.5%	$519,588	6.5%
Tier 1 capital	1,071,778	13.4%	479,619	6.0%	639,492	8.0%
Total capital	1,161,805	14.5%	639,492	8.0%	799,366	10.0%
Tier 1 leverage	1,071,778	7.2%	598,958	4.0%	748,698	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$142,200	17.7%	$36,119	4.5%	$52,172	6.5%
Tier 1 capital	142,200	17.7%	48,159	6.0%	64,212	8.0%
Total capital	151,300	18.9%	64,212	8.0%	80,265	10.0%
Tier 1 leverage	142,200	7.3%	78,019	4.0%	97,523	5.0%

NOTE 17 – Operating Leases

The table below presents information about operating lease liabilities as of June 30, 2019, (in thousands, except percentages).

Remainder of 2019	$44,633
2020	86,163
2021	81,218
2022	80,346
2023	79,107
Thereafter	522,934
Total undiscounted lease payments	894,401
Imputed interest	(215,988)
Total operating lease liabilities	$678,413
Weighted average remaining lease term	11.8 years
Weighted average discount rate	4.59%

In the table above, the weighted average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

Operating lease costs, included in occupancy and equipment rental in the consolidated statements of operations, were $22.0 million and $22.1 million for the three months ended June 30, 2019 and 2018, respectively. Operating lease costs were $43.5 million and $44.1 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had a total lease portfolio of 32 aircraft engines with a net book value of $306.5 million, which is included in fixed assets, net in the consolidated statements of financial condition.

As of June 30, 2019, minimum future payments under non-cancelable leases were (in thousands):

Remainder of 2019	$13,482
2020	24,598
2021	20,162
2022	11,980
2023	6,865
Thereafter	11,737
$88,824

Lease income, included in other income in the consolidated statements of operations, was $5.1 million and $13.3 million for the three and six months ended June 30, 2019, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenues from contracts with customers:
Commissions	$164,981	$166,902
Investment banking	179,617	161,063
Asset management and service fees	211,171	199,568
Other	3,748	3,796
Total revenue from contracts with customers	559,517	531,329
Other sources of revenue:
Interest	187,940	154,421
Principal transactions	96,464	88,984
Other	9,757	5,277
Total revenues	$853,678	$780,011

	Six Months Ended June 30,
	2019	2018
Revenues from contracts with customers:
Commissions	$320,430	$332,677
Investment banking	341,457	337,425
Asset management and service fees	406,438	395,369
Other	7,530	7,514
Total revenue from contracts with customers	1,075,855	1,072,985
Other sources of revenue:
Interest	379,011	292,155
Principal transactions	200,496	186,766
Other	18,184	4,916
Total revenues	$1,673,546	$1,556,822

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

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at the same time as the associated expense. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses on the consolidated statements of operations and any expenses reimbursed by our clients are recognized as investment banking revenues.

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$120,284	$44,697	$—	$164,981
Capital raising (1)	10,559	86,153	—	96,712
Advisory fees (1)	—	82,905	—	82,905
Investment banking	10,559	169,058	—	179,617
Asset management	211,156	15	—	211,171
Other	3,549	—	199	3,748
Total	345,548	213,770	199	559,517
Primary Geographic Region:
United States	345,548	172,958	199	518,705
United Kingdom	—	39,668	—	39,668
Other	—	1,144	—	1,144
	$345,548	$213,770	$199	$559,517

	Three Months Ended June 30, 2018 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$118,129	$48,773	$—	$166,902
Capital raising (1)	7,968	66,112	—	74,080
Advisory fees (1)	81	86,922	—	87,003
Investment banking	8,049	153,034	—	161,083
Asset management	199,557	11	—	199,568
Other	2,907	—	889	3,796
Total	328,642	201,818	889	531,349
Primary Geographic Region:
United States	328,642	173,415	889	502,946
United Kingdom	—	25,953	—	25,953
Other	—	2,450	—	2,450
	$328,642	$201,818	$889	$531,349

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Six Months Ended June 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$230,211	$90,219	$—	$320,430
Capital raising (1)	18,782	134,875	—	153,657
Advisory fees (1)	—	187,800	—	187,800
Investment banking	18,782	322,675	—	341,457
Asset management	406,409	29	—	406,438
Other	6,004	—	1,526	7,530
Total	661,406	412,923	1,526	1,075,855
Primary Geographic Region:
United States	661,406	349,698	1,526	1,012,630
United Kingdom	—	60,771	—	60,771
Other	—	2,454	—	2,454
	$661,406	$412,923	$1,526	$1,075,855

	Six Months Ended June 30, 2018 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$237,334	$95,343	$—	$332,677
Capital raising (1)	15,656	137,113	—	152,769
Advisory fees (1)	81	184,595	—	184,676
Investment banking	15,737	321,708	—	337,445
Asset management	395,346	23	—	395,369
Other	5,593	—	1,921	7,514
Total	654,010	417,074	1,921	1,073,005
Primary Geographic Region:
United States	654,010	349,765	1,921	1,005,696
United Kingdom	—	63,832	—	63,832
Other	—	3,477	—	3,477
	$654,010	$417,074	$1,921	$1,073,005

(1)  Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2019.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $142.5 million and $116.7 million at June 30, 2019 and December 31, 2018, respectively. We had no significant impairments related to these receivables during the six months ended June 30, 2019.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2019 and December 31, 2018 was $16.7 million and $11.1 million, respectively.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Bank loans, net	$95,881	$68,389	$189,105	$132,024
Investment securities	61,716	63,535	127,182	118,438
Margin balances	13,663	12,306	27,103	23,256
Financial instruments owned	6,414	4,983	12,727	9,912
Other	10,266	5,208	22,894	8,525
	$187,940	$154,421	$379,011	$292,155
Interest expense:
Bank deposits	$29,347	$15,343	$57,413	$23,473
Senior notes	11,122	11,122	22,244	22,240
Federal Home Loan Bank advances	2,911	3,095	4,589	6,347
Other	9,511	7,719	18,093	11,672
	$52,891	$37,279	$102,339	$63,732

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 3.6 million shares at June 30, 2019.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $34.1 million and $26.9 million for the three months ended June 30, 2019 and 2018, respectively, and $63.8 million and $50.8 million for the six months ended June 30, 2019 and 2018, respectively.

Restricted Stock Units and Restricted Stock Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the deferred awards to vest. Employees forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2019, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 15.6 million, of which 13.5 million were unvested.

At June 30, 2019, there was unrecognized compensation cost for deferred awards of approximately $467.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.0 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively and $6.4 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2019 and December 31, 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $762.3 million and $535.4 million, respectively.

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

At June 30, 2019 and December 31, 2018, Stifel Bancorp had outstanding commitments to originate loans aggregating $421.6 million and $146.7 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2019, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2019 and December 31, 2018, Stifel Bancorp had outstanding letters of credit totaling $26.8 million and $26.3 million, respectively. A majority of the standby letters of credit commitments at June 30, 2019, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2019 and December 31, 2018, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $1.1 billion and $919.5 million, respectively.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues: (1)
Global Wealth Management	$532,433	$497,327	$1,043,043	$982,902
Institutional Group	270,602	252,825	531,888	522,903
Other	(2,248)	(7,420)	(3,724)	(12,715)
	$800,787	$742,732	$1,571,207	$1,493,090
Income/(loss) before income taxes:
Global Wealth Management	$192,352	$187,895	$386,842	$364,666
Institutional Group	39,302	36,024	71,506	80,594
Other	(83,672)	(105,572)	(172,557)	(207,359)
	$147,982	$118,347	$285,791	$237,901

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2019 or 2018.

The following table presents our company’s total assets on a segment basis at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Global Wealth Management	$20,346,577	$21,040,224
Institutional Group	3,720,444	3,238,617
Other	276,576	240,757
	$24,343,597	$24,519,598

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$754,470	$703,225	$1,495,700	$1,409,293
United Kingdom	43,761	35,301	70,151	76,859
Other	2,556	4,206	5,356	6,938
	$800,787	$742,732	$1,571,207	$1,493,090

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income applicable to Stifel Financial Corp.	$109,085	$87,287	$208,292	$176,048
Preferred dividends	5,288	2,344	7,632	4,688
Net income available to common shareholders	$103,797	$84,943	$200,660	$171,360
Shares for basic and diluted calculation:
Average shares used in basic computation	72,519	71,692	73,180	71,843
Dilutive effect of stock options and units (1)	6,560	9,607	5,980	9,705
Average shares used in diluted computation	79,079	81,299	79,160	81,548
Earnings per common share:
Basic	$1.43	$1.18	$2.74	$2.39
Diluted	$1.31	$1.04	$2.53	$2.10

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and six months ended June 30, 2019 and 2018, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2019, we declared and paid cash dividends of $0.15 and $0.30 per common share. During the three and six months ended June 30, 2018, we declared and paid cash dividends of $0.12 and $0.24 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2019, the maximum number of shares that may yet be purchased under this plan was 6.8 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended June 30, 2019, we repurchased $71.1 million, or 1.3 million shares using existing Board authorizations at an average price of $56.32 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the six months ended June 30, 2019, we repurchased $125.0 million, or 2.3 million shares using existing Board authorizations at an average price of $54.95 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended June 30, 2018, we repurchased $43.0 million, or 0.8 million shares using existing Board authorizations at an average price of $56.28 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the six months ended June 30, 2018, we repurchased $45.9 million, or 0.8 million shares using existing Board authorizations at an average price of $56.32 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the six months ended June 30, 2019, we issued 1.3 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $237.5 million at June 30, 2019. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2019 and 2018. In addition, our direct investment interest in these entities is insignificant at June 30, 2019.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $223.4 million at June 30, 2019. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at June 30, 2019. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2019 and 2018.

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

At June 30, 2019 and December 31, 2018, the assets of FAN, which primarily consisted of aircraft engines, certain of which are under operating leases, and liabilities, which primarily consisted of debt, were immaterial to our consolidated statements of financial condition.

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

On July 1, 2019, the Company completed the acquisition of Mooreland Partners, an independent M&A and private capital advisory firm serving the global technology industry. The acquisition was funded with cash from operations.

Results for the three and six months ended June 30, 2019

For the three months ended June 30, 2019, net revenues increased 7.8% to $800.8 million from $742.7 million during the comparable period in 2018. Net income available to common shareholders increased 22.2% to $103.8 million, or $1.31 per diluted common share for the three months ended June 30, 2019, compared to $84.9 million, or $1.04 per diluted common share during the comparable period in 2018.

For the six months ended June 30, 2019, net revenues increased 5.2% to a record $1.6 billion compared to $1.5 billion during the comparable period in 2018. Net income available to common shareholders increased 17.1% to $200.7 million, or $2.53 per diluted common share for the six months ended June 30, 2019, compared to $171.4 million, or $2.10 per diluted common share during the comparable period in 2018.

Our revenue growth for the three months ended June 30, 2019 was primarily attributable to an increase in capital raising revenues, higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp; the growth in asset management and service fees as a result of increased assets under management; and an increase in principal transaction revenues; partially offset by a decrease in advisory fees and commission revenues.

Our revenue growth for the six months ended June 30, 2019 was primarily attributable to higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp, an increase in principal transaction revenues, the growth in asset management and service fees as a result of increased assets under management, and an increase in advisory fees and capital raising revenues; partially offset by a decrease in commissions revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2019, the NASDAQ, S&P 500, and Dow Jones Industrial Average closed 20.7%, 17.3%, and 14.0% higher than their December 31, 2018 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$164,981	$166,902	(1.2)	20.6%	22.5%
Principal transactions	96,464	88,984	8.4	12.0	12.0
Brokerage revenues	261,445	255,886	2.2	32.6	34.5
Investment banking	179,617	161,063	11.5	22.4	21.7
Asset management and service fees	211,171	199,568	5.8	26.4	26.9
Interest	187,940	154,421	21.7	23.5	20.8
Other income	13,505	9,073	48.8	1.7	1.1
Total revenues	853,678	780,011	9.4	106.6	105.0
Interest expense	52,891	37,279	41.9	6.6	5.0
Net revenues	800,787	742,732	7.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	466,861	442,170	5.6	58.3	59.5
Occupancy and equipment rental	61,055	53,596	13.9	7.6	7.2
Communication and office supplies	35,069	36,639	(4.3)	4.4	4.9
Commissions and floor brokerage	11,008	10,095	9.0	1.4	1.4
Other operating expenses	78,812	81,885	(3.8)	9.8	11.0
Total non-interest expenses	652,805	624,385	4.6	81.5	84.0
Income before income taxes	147,982	118,347	25.0	18.5	16.0
Provision for income taxes	38,225	31,060	23.1	4.8	4.2
Net Income	109,757	87,287	25.7	13.7	11.8
Net income applicable to non-controlling interests	672	—	n/m	0.1	—
Net income applicable to Stifel Financial Corp.	109,085	87,287	25.0	13.6	11.8
Preferred dividends	5,288	2,344	125.6	0.7	0.3
Net income available to common shareholders	$103,797	$84,943	22.2	12.9%	11.5%

Six months Ended June 30, 2019 Compared with Six months Ended June 30, 2018

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$320,430	$332,677	(3.7)	20.4%	22.3%
Principal transactions	200,496	186,766	7.4	12.8	12.5
Brokerage revenues	520,926	519,443	0.3	33.2	34.8
Investment banking	341,457	337,425	1.2	21.7	22.6
Asset management and service fees	406,438	395,369	2.8	25.9	26.5
Interest	379,011	292,155	29.7	24.1	19.6
Other income	25,714	12,430	106.9	1.6	0.8
Total revenues	1,673,546	1,556,822	7.5	106.5	104.3
Interest expense	102,339	63,732	60.6	6.5	4.3
Net revenues	1,571,207	1,493,090	5.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	924,975	900,063	2.8	58.9	60.3
Occupancy and equipment rental	119,917	111,191	7.8	7.6	7.4
Communication and office supplies	70,766	70,138	0.9	4.5	4.7
Commissions and floor brokerage	21,964	19,460	12.9	1.4	1.3
Other operating expenses	147,794	154,337	(4.2)	9.4	10.4
Total non-interest expenses	1,285,416	1,255,189	2.4	81.8	84.1
Income before income taxes	285,791	237,901	20.1	18.2	15.9
Provision for income taxes	76,595	61,853	23.8	4.9	4.1
Net Income	209,196	176,048	18.8	13.3	11.8
Net income applicable to non-controlling interests	904	—	n/m	0.1	—
Net income applicable to Stifel Financial Corp.	208,292	176,048	18.3	13.2	11.8
Preferred dividends	7,632	4,688	62.8	0.5	0.3
Net income available to common shareholders	$200,660	$171,360	17.1	12.7%	11.5%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net revenues:
Commissions	$164,981	$166,902	(1.2)	$320,430	$332,677	(3.7)
Principal transactions	96,464	88,984	8.4	200,496	186,766	7.4
Brokerage revenues	261,445	255,886	2.2	520,926	519,443	0.3
Advisory fees	82,911	87,004	(4.7)	187,801	184,676	1.7
Capital raising	96,706	74,059	30.6	153,656	152,749	0.6
Investment banking	179,617	161,063	11.5	341,457	337,425	1.2
Asset management and service fees	211,171	199,568	5.8	406,438	395,369	2.8
Net interest	135,049	117,142	15.3	276,672	228,423	21.1
Other income	13,505	9,073	48.8	25,714	12,430	106.9
Total net revenues	$800,787	$742,732	7.8	$1,571,207	$1,493,090	5.2

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2019, commission revenues decreased 1.2% to $165.0 million from $166.9 million in the comparable period in 2018. For the six months ended June 30, 2019, commission revenues decreased 3.7% to $320.4 million from $332.7 million in the comparable period in 2018. The decrease is primarily attributable to a decrease in OTC transactions from the comparable periods in 2018.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended June 30, 2019, principal transactions revenues increased 8.4% to $96.5 million from $89.0 million in the comparable period in 2018.  For the six months ended June 30, 2019, principal transactions revenues increased 7.4% to $200.5 million from $186.8 million in the comparable period in 2018. The increase is primarily attributable to higher institutional fixed income brokerage revenues, as a result of increased trading levels and higher trading gains.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2019, investment banking revenues increased 11.5% to $179.6 million from $161.1 million in the comparable period in 2018.

Advisory fee revenues decreased 4.7% to $82.9 million for the three months ended June 30, 2019 from $87.0 million in the comparable period in 2018.

Capital raising revenues increased 30.6% to $96.7 million for the three months ended June 30, 2019 from $74.1 million in the comparable period in 2018. For the three months ended June 30, 2019, equity capital raising revenues increased 32.2% to $64.2 million from $48.6 million in the comparable period in 2018.  For the three months ended June 30, 2019, fixed income capital raising revenues increased 27.5% to $32.5 million from $25.5 million in the comparable period in 2018.

For the six months ended June 30, 2019, investment banking revenues increased 1.2% to $341.5 million from $337.4 million in the comparable period in 2018.

Advisory fee revenues increased 1.7% to $187.8 million for the six months ended June 30, 2019 from $184.7 million in the comparable period in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2018.

Capital raising revenues increased 0.6% to $153.7 million for the six months ended June 30, 2019 from $152.7 million in the comparable period in 2018. For the six months ended June 30, 2019, equity capital raising revenues decreased 8.8% to $97.0 million from $106.3 million in the comparable period in 2018.  For the six months ended June 30, 2019, fixed income capital raising revenues increased 22.0% to $56.7 million from $46.4 million in the comparable period in 2018.

Asset management and service fees – Asset management and service fee revenues are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. Fees from private client investment portfolios and institutional fees are typically based on asset values at the end of the prior period. Asset balances are impacted by both the performance of the market and levels of net new client assets. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets.

For the three months ended June 30, 2019, asset management and service fee revenues increased 5.8% to $211.2 million from $199.6 million in the comparable period in 2018. For the six months ended June 30, 2019, asset management and service fee revenues increased 2.8% to $406.4 million from $395.4 million in the comparable period in 2018. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended June 30, 2019, other income increased 48.8% to $13.5 million from $9.1 million during the comparable period in 2018. For the six months ended June 30, 2019, other income increased 106.9% to $25.7 million from $12.4 million during the comparable period in 2018. The increase is primarily attributable to rental income generated from our aircraft engine leasing business. Other income primarily includes investment gains and losses, rental income, and loan originations fees.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$750,388	$4,327	2.31%	$396,201	$2,087	2.11%
Financial instruments owned	1,320,481	6,414	1.94%	1,230,018	4,983	1.62%
Margin balances	1,291,522	13,663	4.23%	1,311,103	12,306	3.75%
Investment portfolio	6,942,327	61,716	3.56%	7,724,180	63,535	3.29%
Loans	9,118,199	95,881	4.21%	7,533,133	68,389	3.63%
Other interest-bearing assets	831,587	5,939	2.86%	810,903	3,121	1.54%
Total interest-earning assets/interest income	$20,254,504	$187,940	3.71%	$19,005,538	$154,421	3.25%
Interest-bearing liabilities:
Short-term borrowings	$29,790	$235	3.16%	$101,419	$688	2.71%
Stock loan	538,965	2,808	2.08%	482,045	3,122	2.59%
Senior notes (Stifel Financial)	1,016,171	11,122	4.38%	1,015,455	11,122	4.38%
Stifel Capital Trusts	60,000	532	3.55%	67,500	730	4.33%
Deposits	14,660,716	29,347	0.80%	13,441,341	15,343	0.46%
FHLB	550,181	2,911	2.12%	844,643	3,095	1.47%
Other interest-bearing liabilities	1,165,434	5,936	2.04%	1,128,443	3,179	1.13%
Total interest-bearing liabilities/interest expense	$18,021,257	52,891	1.17%	$17,080,846	37,279	0.87%
Net interest income/margin		$135,049	2.67%		$117,142	2.47%

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$951,287	$12,155	2.56%	$395,729	$3,532	1.79%
Financial instruments owned	1,298,921	12,727	1.96%	1,230,018	9,912	1.61%
Margin balances	1,275,006	27,103	4.25%	1,293,871	23,256	3.59%
Investment portfolio	7,090,167	127,182	3.59%	7,635,094	118,438	3.10%
Loans	9,050,317	189,105	4.18%	7,398,108	132,024	3.57%
Other interest-bearing assets	783,941	10,739	2.74%	789,460	4,993	1.26%
Total interest-earning assets/interest income	$20,449,639	$379,011	3.71%	$18,742,280	$292,155	3.12%
Interest-bearing liabilities:
Short-term borrowings	$49,005	$764	3.12%	$130,929	$1,613	2.46%
Stock loan	511,549	5,437	2.13%	403,266	3,749	1.86%
Senior notes (Stifel Financial)	1,016,285	22,244	4.38%	1,015,455	22,240	4.38%
Stifel Capital Trusts	60,000	1,340	4.47%	67,500	1,299	3.85%
Deposits	14,969,769	57,413	0.77%	13,297,248	23,473	0.35%
FHLB	506,052	4,589	1.81%	873,630	6,347	1.45%
Other interest-bearing liabilities	1,104,781	10,552	1.91%	1,002,602	5,011	1.00%
Total interest-bearing liabilities/interest expense	$18,217,441	102,339	1.12%	$16,790,630	63,732	0.76%
Net interest income/margin		$276,672	2.71%		$228,423	2.44%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2019, net interest income increased to $135.0 million from $117.1 million during the comparable period in 2018. For the six months ended June 30, 2019, net interest income increased to $276.7 million from $228.4 million during the comparable period in 2018.

For the three months ended June 30, 2019, interest revenue increased 21.7% to $187.9 million from $154.4 million in the comparable period in 2018, principally as a result of an increase in interest revenue generated from the loan portfolio of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $16.4 billion during the three months ended June 30, 2019 compared to $15.4 billion during the comparable period in 2018 at average interest rates of 3.89% and 3.46%, respectively.

For the six months ended June 30, 2019, interest revenue increased 29.7% to $379.0 million from $292.2 million in the comparable period in 2018, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $16.7 billion during the six months ended June 30, 2019 compared to $15.1 billion during the comparable period in 2018 at average interest rates of 3.88% and 3.33%, respectively.

For the three months ended June 30, 2019, interest expense increased 41.9% to $52.9 million from $37.3 million during the comparable period in 2018. For the six months ended June 30, 2019, interest expense increased 60.6% to $102.3 million from $63.7 million in the comparable period in 2018. The increase is primarily attributable to an increase in interest-bearing liabilities (deposits) at Stifel Bancorp.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$466,861	$442,170	5.6	$924,975	$900,063	2.8
Occupancy and equipment rental	61,055	53,596	13.9	119,917	111,191	7.8
Communications and office supplies	35,069	36,639	(4.3)	70,766	70,138	0.9
Commissions and floor brokerage	11,008	10,095	9.0	21,964	19,460	12.9
Other operating expenses	78,812	81,885	(3.8)	147,794	154,337	(4.2)
Total non-interest expenses	$652,805	$624,385	4.6	$1,285,416	$1,255,189	2.4

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

For the three months ended June 30, 2019, compensation and benefits expense increased 5.6% to $466.9 million from $442.2 million during the comparable period in 2018. For the six months ended June 30, 2019, compensation and benefits expense increased 2.8% to $925.0 million from $900.1 million during the comparable period in 2018.

Compensation and benefits expense as a percentage of net revenues was 58.3% and 58.9% for the three and six months ended June 30, 2019, respectively, compared to 59.5% and 60.3% for the three and six months ended June 30, 2018, respectively. The decrease in the compensation ratio is primarily attributable to growth of higher margin business.

Occupancy and equipment rental – For the three months ended June 30, 2019, occupancy and equipment rental expense increased 13.9% to $61.1 million from $53.6 million during the comparable period in 2018. For the six months ended June 30, 2019, occupancy and equipment rental expense increased 7.8% to $119.9 million from $111.2 million during the comparable period in 2018. The increase is primarily attributable to an increase in depreciation expense as a result of the expansion of our aircraft engine leasing business and an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2019, communications and office supplies expense decreased 4.3% to $35.1 million from $36.6 million during the comparable period in 2018. For the six months ended June 30, 2019, communications and office supplies expense increased 0.9% to $70.8 million from $70.1 million during the comparable period in 2018.

Commissions and floor brokerage – For the three months ended June 30, 2019, commissions and floor brokerage expense increased 9.0% to $11.0 million from $10.1 million during the comparable period in 2018. For the six months ended June 30, 2019, commissions and floor brokerage expense increased 12.9% to $22.0 million from $19.5 million during the comparable period in 2018. The increase is primarily attributable to an increase in institutional fixed income brokerage trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2019, other operating expenses decreased 3.8% to $78.8 million from $81.9 million during the comparable period in 2018. The decrease is primarily attributable to a decrease in provision for loan losses and taxes and licenses, partially offset by increases in litigation expense, insurance expense, travel costs, conference expenses, dues and assessments, and advertising.

For the six months ended June 30, 2019, other operating expenses decreased 4.2% to $147.8 million from $154.3 million during the comparable period in 2018. The decrease is primarily attributable to a decrease in settlement expenses, a decline in the provision for loan losses, lower taxes and licenses expense, and insurance expenses, partially offset by an increase in travel costs and dues and assessments.

Provision for income taxes – For the three and six months ended June 30, 2019, our provision for income taxes was $38.2 million and $76.6 million, representing an effective tax rate of 25.9% and 26.9%, respectively, compared to $31.1 million and $61.9 million for the comparable periods in 2018, representing an effective tax rate of 26.2% and 26.0%, respectively. The provision for income taxes for the six months ended June 30, 2019 was negatively impacted by certain non-deductible items.

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

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$120,284	$118,129	1.8	22.6%	23.8%
Principal transactions	42,104	41,161	2.3	7.9	8.3
Brokerage revenues	162,388	159,290	1.9	30.5	32.1
Asset management and service fees	211,156	199,557	5.8	39.7	40.1
Investment banking	10,559	8,049	31.2	2.0	1.6
Interest	175,202	146,402	19.7	32.9	29.4
Other income	10,731	5,444	97.1	2.0	1.1
Total revenues	570,036	518,742	9.9	107.1	104.3
Interest expense	37,603	21,415	75.6	7.1	4.3
Net revenues	532,433	497,327	7.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	262,321	237,879	10.3	49.3	47.8
Occupancy and equipment rental	31,801	25,701	23.7	6.0	5.2
Communication and office supplies	14,247	17,909	(20.4)	2.7	3.6
Commissions and floor brokerage	5,249	4,250	23.5	1.0	0.9
Other operating expenses	26,463	23,693	11.7	4.9	4.7
Total non-interest expenses	340,081	309,432	9.9	63.9	62.2
Income before income taxes	$192,352	$187,895	2.4	36.1%	37.8%

	June 30,
	2019	2018
Branch offices	377	363
Financial advisors (1)	2,097	2,012
Independent contractors	96	106
Total financial advisors	2,193	2,118

(1)	Reflects change in the definition of producing brokers as of January 1, 2019. Prior period amounts have been restated to conform with the current period presentation.

Six months Ended June 30, 2019 Compared with Six months Ended June 30, 2018

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$230,211	$237,334	(3.0)	22.1%	24.1%
Principal transactions	85,371	84,690	0.8	8.2	8.7
Brokerage revenues	315,582	322,024	(2.0)	30.3	32.8
Asset management and service fees	406,409	395,346	2.8	39.0	40.2
Investment banking	18,782	15,737	19.3	1.8	1.6
Interest	354,784	279,119	27.1	34.0	28.4
Other income	19,376	6,353	205.0	1.8	0.6
Total revenues	1,114,933	1,018,579	9.5	106.9	103.6
Interest expense	71,890	35,677	101.5	6.9	3.6
Net revenues	1,043,043	982,902	6.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	509,794	479,639	6.3	48.9	48.8
Occupancy and equipment rental	60,238	51,654	16.6	5.8	5.3
Communication and office supplies	28,740	31,722	(9.4)	2.8	3.2
Commissions and floor brokerage	10,046	8,913	12.7	1.0	0.9
Other operating expenses	47,383	46,308	2.3	4.4	4.7
Total non-interest expenses	656,201	618,236	6.1	62.9	62.9
Income before income taxes	$386,842	$364,666	6.1	37.1%	37.1%
NET REVENUES

For the three months ended June 30, 2019, Global Wealth Management net revenues increased 7.1% to a record $532.4 million from $497.3 million for the comparable period in 2018. For the six months ended June 30, 2019, Global Wealth Management net revenues increased 6.1% to $1.0 billion from $982.9 million for the comparable period in 2018. The increase in net revenues over the comparable periods in 2018 is primarily attributable to an increase in net interest income, the growth in asset management and service fee, an increase in brokerage revenues and investment banking revenues. Net revenues for the six months ended June 30, 2019 have been negatively impacted by a decrease in commission revenues from the comparable period in 2018.

Commissions – For the three months ended June 30, 2019, commission revenues increased 1.8% to $120.3 million from $118.1 million in the comparable period in 2018. For the six months ended June 30, 2019, commission revenues decreased 3.0% to $230.2 million from $237.3 million in the comparable period in 2018.

Principal transactions – For the three months ended June 30, 2019, principal transactions revenues increased 2.3% to $42.1 million from $41.2 million in the comparable period in 2018. For the six months ended June 30, 2019, principal transactions revenues increased 0.8% to $85.4 million from $84.7 million in the comparable period in 2018.

Brokerage revenues - For the three months ended June 30, 2019, brokerage revenues increased 1.9% to $162.4 million from $159.3 million in the comparable period in 2018.  For the six months ended June 30, 2019, brokerage revenues decreased 2.0% to $315.6 million from $322.0 million in the comparable period in 2018. Brokerage revenues were impacted by continued migration of client activity from brokerage to asset management activities.

Asset management and service fees – For the three months ended June 30, 2019, asset management and service fees increased 5.8% to $211.2 million from $199.6 million in the comparable period in 2018. For the six months ended June 30, 2019, asset management and service fees increased 2.8% to $406.4 million from $395.3 million in the comparable period in 2018. The increase is primarily a result of continued migration to fee-based accounts and our continued expansion in the asset management business.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	6/30/19	6/30/18	% Change	3/31/19	% Change
Client assets	$305,233,000	$277,708,000	9.9	$299,993,000	1.7
Fee-based client assets	$103,824,000	$91,275,000	13.7	$99,579,000	4.3
Number of client accounts	998,000	957,000	4.3	993,000	0.5
Number of fee-based client accounts	216,000	194,000	11.3	214,000	0.9

The increase in the value of our client assets and fee-based assets over the comparable period in 2018 was primarily attributable to the rise in the markets, as well as asset growth resulting from strong recruiting efforts. The growth of our client assets was impacted by an increase in cash outflows due to tax season.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 31.2% to $10.6 million for the three months ended June 30, 2019 from $8.0 million during the comparable period in 2018. For the six months ended June 30, 2019, investment banking revenues increased 19.3% to $18.8 million from $15.7 million during the comparable period in 2018. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2019, interest revenue increased 19.7% to $175.2 million from $146.4 million in the comparable period in 2018. For the six months ended June 30, 2019, interest revenue increased 27.1% to $354.8 million from $279.1 million during the comparable period in 2018. The increase is primarily due to a growth of interest-earning assets at Stifel Bancorp, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended June 30, 2019, other income increased 97.1% to $10.7 million from $5.4 million in the comparable period in 2018. For the six months ended June 30, 2019, other income increased 205.0% to $19.4 million from $6.4 million during the comparable period in 2018. The increase is primarily attributable to rental income generated from our aircraft engine leasing business.

Interest expense – For the three months ended June 30, 2019, interest expense increased 75.6% to $37.6 million from $21.4 million during the comparable period in 2018. For the six months ended June 30, 2019, interest expense increased 101.5% to $71.9 million from $35.7 million during the comparable period in 2018. The increase in interest expense is primarily attributable to an increase in interest-earning liabilities at Stifel Bancorp from the comparable periods in 2018.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$330,647	$1,777	2.15%	$35,431	$174	1.96%
State and municipal securities (tax-exempt) (1)	48,033	222	1.85	73,607	365	1.98
Mortgage-backed securities	1,470,928	8,574	2.33	1,684,695	9,039	2.15
Corporate fixed income securities	914,987	6,901	3.02	1,273,213	8,709	2.74
Asset-backed securities	4,508,379	46,019	4.08	4,692,665	45,422	3.87
Federal Home Loan Bank ("FHLB") and other capital stock	57,164	626	4.38	64,545	715	4.43
Loans (2)
Securities-based loans	1,916,286	20,178	4.21	1,835,368	17,183	3.74
Commercial and industrial	3,337,438	41,302	4.95	2,641,214	28,757	4.36
Residential real estate	2,953,666	22,535	3.05	2,703,436	18,785	2.78
Commercial real estate	354,344	4,985	5.63	103,829	1,124	4.33
Home equity lines of credit	47,079	590	5.01	18,134	209	4.61
Construction and land	198,452	2,760	5.56	16,952	203	4.79
Other	132,360	1,737	5.25	24,573	261	4.25
Loans held for sale	178,574	1,794	4.02	189,627	1,867	3.94
Total interest-earning assets (3)	$16,448,337	$160,000	3.89%	$15,357,289	$132,813	3.46%
Cash and due from banks	82,092			13,431
Other non interest-earning assets	431,538			142,116
Total assets	$16,961,967			$15,512,836
Liabilities and stockholder's equity:
Deposits:
Money market	$12,227,563	$15,385	0.50%	$12,508,628	$11,429	0.37%
Time deposits	1,462,430	8,884	2.43	541,329	2,780	2.05
Demand deposits	726,475	3,500	1.93	358,923	1,000	1.11
Savings	244,248	1,578	2.58	32,461	134	1.65
FHLB advances	550,181	2,911	2.12	844,643	3,095	1.47
Other borrowings	1,664	28	6.73	16,105	175	4.35
Total interest-bearing liabilities (3)	15,212,561	32,286	0.85%	14,302,089	18,613	0.52%
Non-interest-bearing liabilities	115,681			37,405
Other non-interest bearing liabilities	299,069			64,788
Total liabilities	15,627,311			14,404,282
Stockholder's equity	1,334,656			1,108,554
Total liabilities and stockholder's equity	$16,961,967			$15,512,836
Net interest income/spread		$127,714	3.04%		$114,200	2.94%
Net interest margin			3.11%			2.97%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$527,655	$6,331	2.40%	$30,983	$269	1.74%
State and municipal securities (tax-exempt) (1)	49,085	521	2.12	73,843	617	1.67
Mortgage-backed securities	1,503,332	17,586	2.34	1,715,234	18,643	2.17
Corporate fixed income securities	934,635	14,075	3.01	1,283,360	16,831	2.62
Asset-backed securities	4,603,115	95,000	4.13	4,562,657	82,347	3.61
Federal Home Loan Bank ("FHLB") and other capital stock	54,725	1,730	6.32	66,316	1,269	3.83
Loans (2)
Securities-based loans	1,858,207	39,284	4.23	1,816,068	32,492	3.58
Commercial and industrial	3,376,950	82,133	4.86	2,557,541	55,492	4.34
Residential real estate	2,936,996	45,013	3.07	2,670,591	37,057	2.78
Commercial real estate	345,489	9,694	5.61	104,153	2,112	4.06
Home equity lines of credit	44,395	1,111	5.01	15,699	353	4.50
Construction and land	175,471	4,883	5.57	14,767	324	4.39
Other	128,722	3,365	5.23	24,468	499	4.08
Loans held for sale	184,087	3,622	3.94	194,821	3,695	3.79
Total interest-earning assets (3)	$16,722,864	$324,348	3.88%	$15,130,501	$252,000	3.33%
Cash and due from banks	46,271			12,614
Other non interest-earning assets	406,588			218,701
Total assets	$17,175,723			$15,361,816
Liabilities and stockholder's equity:
Deposits:
Money market	$12,662,137	$31,914	0.50%	$12,691,518	$19,219	0.30%
Time deposits	1,469,661	17,382	2.37	277,359	2,839	2.05
Demand deposits	664,632	5,908	1.78	299,381	1,195	0.80
Savings	173,339	2,209	2.55	28,990	220	1.52
FHLB advances	506,052	4,589	1.81	873,630	6,347	1.45
Other borrowings	1,707	68	7.97	16,079	353	4.39
Total interest-bearing liabilities (3)	15,477,528	62,070	0.80%	14,186,957	30,173	0.43%
Non-interest-bearing liabilities	141,137			34,763
Other non-interest bearing liabilities	246,506			43,007
Total liabilities	15,865,171			14,264,727
Stockholder's equity	1,310,552			1,097,089
Total liabilities and stockholder's equity	$17,175,723			$15,361,816
Net interest income/spread		$262,278	3.08%		$221,827	2.90%
Net interest margin			3.14%			2.93%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2019 compared to the three and six month periods ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018			Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$1,489	$114	$1,603	$5,702	$360	$6,062
State and municipal securities (tax-exempt) (1)	(120)	(23)	(143)	(458)	362	(96)
Mortgage-backed securities	(1,456)	991	(465)	(2,173)	1,116	(1,057)
Corporate fixed income securities	(2,847)	1,039	(1,808)	(10,331)	7,575	(2,756)
Asset-backed securities	(1,534)	2,131	597	454	12,199	12,653
FHLB and other capital stock	(80)	(9)	(89)	(104)	565	461
Loans
Securities-based loans	782	2,213	2,995	597	6,195	6,792
Commercial and industrial	8,264	4,281	12,545	19,071	7,570	26,641
Residential real estate	1,823	1,927	3,750	3,859	4,097	7,956
Commercial real estate	3,435	426	3,861	6,272	1,310	7,582
Home equity lines of credit	361	20	381	701	57	758
Construction and land	2,519	38	2,557	4,382	177	4,559
Other	1,400	76	1,476	2,655	211	2,866
Loans held for sale	(114)	41	(73)	(492)	419	(73)
	$13,922	$13,265	$27,187	$30,135	$42,213	$72,348
Interest expense:
Deposits:
Money market	$(251)	$4,207	$3,956	$(45)	$12,740	$12,695
Time deposits	5,512	592	6,104	14,036	507	14,543
Demand deposits	1,460	1,040	2,500	2,349	2,364	4,713
Savings	1,329	115	1,444	1,750	239	1,989
FHLB advances	(4,917)	4,733	(184)	(4,287)	2,529	(1,758)
Other borrowings	(568)	421	(147)	(3,190)	2,905	(285)
	$2,565	$11,108	$13,673	$10,613	$21,284	$31,897

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

For the three months ended June 30, 2019, interest revenue of $160.0 million was generated from average interest-earning assets of $16.4 billion at an average interest rate of 3.89%. Interest revenue of $132.8 million for the comparable period in 2018 was generated from average interest-earning assets of $15.4 billion at an average interest rate of 3.46%.

For the six months ended June 30, 2019, interest revenue of $324.3 million was generated from average interest-earning assets of $16.7 billion at an average interest rate of 3.88%. Interest revenue of $252.0 million for the comparable period in 2018 was generated from average interest-earning assets of $15.1 billion at an average interest rate of 3.33%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2019 was $15.2 billion at an average interest rate of 0.85%. The average balance of interest-bearing liabilities for the comparable period in 2018 was $14.3 billion at an average interest rate of 0.52%. The average balance of interest-bearing liabilities during the six months ended June 30, 2019 was $15.5 billion at an average interest rate of 0.80%. The average balance of interest-bearing liabilities for the comparable period in 2018 was $14.2 billion at an average interest rate of 0.43%.

See “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2019, Global Wealth Management non-interest expenses increased 9.9% to $340.1 million from $309.4 million for the comparable period in 2018. For the six months ended June 30, 2019, Global Wealth Management non-interest expenses increased 6.1% to $656.2 million from $618.2 million for the comparable period in 2018.

Compensation and benefits – For the three months ended June 30, 2019, compensation and benefits expense increased 10.3% to $262.3 million from $237.9 million during the comparable period in 2018. For the six months ended June 30, 2019, compensation and benefits expense increased 6.3% to $509.8 million from $479.6 million during the comparable period in 2018. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 49.3% and 48.9% for the three and six months ended June 30, 2019, respectively, compared to 47.8% and 48.8% for the comparable periods in 2018, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2019, occupancy and equipment rental expense increased 23.7% to $31.8 million from $25.7 million during the comparable period in 2018. For the six months ended June 30, 2019, occupancy and equipment rental expense increased 16.6% to $60.2 million from $51.7 million during the comparable period in 2018. The increase is primarily attributable an increase in locations over the comparable period in 2018.

Communications and office supplies – For the three months ended June 30, 2019, communications and office supplies expense decreased 20.4% to $14.2 million from $17.9 million during the comparable period in 2018. For the six months ended June 30, 2019, communications and office supplies expense decreased 9.4% to $28.7 million from $31.7 million during the comparable period in 2018.

Commissions and floor brokerage – For the three months ended June 30, 2019, commissions and floor brokerage expense increased 23.5% to $5.2 million from $4.3 million during the comparable period in 2018. For the six months ended June 30, 2019, commissions and floor brokerage expense increased 12.7% to $10.0 million from $8.9 million during the comparable period in 2018. The increase is primarily attributable to higher trading and clearing expenses.

Other operating expenses – For the three months ended June 30, 2019, other operating expenses increased 11.7% to $26.5 million from $23.7 million during the comparable period in 2018. For the six months ended June 30, 2019, other operating expenses increased 2.3% to $47.4 million from $46.3 million during the comparable period in 2018. The increase in other operating expenses from the comparable periods in 2018 is primarily attributable to an increase in advertising and travel expenses, partially offset by a decrease in provision for loan losses and insurance expense.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2019, income before income taxes increased 2.4% to $192.4 million from $187.9 million during the comparable period in 2018. For the six months ended June 30, 2019, income before income taxes increased 6.1% to $386.8 million from $364.7 million during the comparable period in 2018.

For the three months ended June 30, 2019, profit margins (income before income taxes as a percent of net revenues) have decreased to 36.1% from 37.8% during the comparable period in 2018. For the six months ended June 30, 2019, profit margins stayed consistent at 37.1% with the comparable period in 2018.

Results of Operations – Institutional Group

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$44,697	$48,773	(8.4)	16.5%	19.3%
Principal transactions	54,360	47,823	13.7	20.1	18.9
Brokerage revenues	99,057	96,596	2.5	36.6	38.2
Advisory fees	82,905	86,922	(4.6)	30.6	34.4
Capital raising	86,153	66,112	30.3	31.8	26.1
Investment banking	169,058	153,034	10.5	62.5	60.5
Interest	6,360	4,438	43.3	2.4	1.8
Other income	2,726	3,431	(20.5)	1.0	1.3
Total revenues	277,201	257,499	7.7	102.4	101.8
Interest expense	6,599	4,674	41.2	2.4	1.8
Net revenues	270,602	252,825	7.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	155,779	149,984	3.9	57.6	59.3
Occupancy and equipment rental	13,494	12,279	9.9	5.0	4.9
Communication and office supplies	16,935	18,911	(10.4)	6.3	7.5
Commissions and floor brokerage	5,758	5,845	(1.5)	2.1	2.3
Other operating expenses	39,334	29,782	32.1	14.5	11.8
Total non-interest expenses	231,300	216,801	6.7	85.5	85.8
Income before income taxes	$39,302	$36,024	9.1	14.5%	14.2%

Six months Ended June 30, 2019 Compared with Six months Ended June 30, 2018

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$90,219	$95,343	(5.4)	17.0%	18.2%
Principal transactions	115,125	102,076	12.8	21.6	19.5
Brokerage revenues	205,344	197,419	4.0	38.6	37.8
Advisory fees	187,800	184,595	1.7	35.3	35.3
Capital raising	134,875	137,113	(1.6)	25.4	26.2
Investment banking	322,675	321,708	0.3	60.7	61.5
Interest	12,233	8,697	40.7	2.3	1.7
Other income	4,295	4,106	4.6	0.8	0.8
Total revenues	544,547	531,930	2.4	102.4	101.7
Interest expense	12,659	9,027	40.2	2.4	1.7
Net revenues	531,888	522,903	1.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	315,190	309,328	1.9	59.3	59.2
Occupancy and equipment rental	25,860	23,506	10.0	4.9	4.5
Communication and office supplies	34,749	35,503	(2.1)	6.5	6.8
Commissions and floor brokerage	11,917	10,548	13.0	2.2	2.0
Other operating expenses	72,666	63,424	14.6	13.7	12.1
Total non-interest expenses	460,382	442,309	4.1	86.6	84.6
Income before income taxes	$71,506	$80,594	(11.3)	13.4%	15.4%

NET REVENUES

For the three months ended June 30, 2019, Institutional Group net revenues increased 7.0% to $270.6 million from $252.8 million for the comparable period in 2018.  For the six months ended June 30, 2019, Institutional Group net revenues increased 1.7% to $531.9 million from $522.9 million during the comparable period in 2018.

The increase in net revenues from the second quarter in 2018 was primarily attributable to an increase in capital raising revenues and fixed income institutional brokerage revenues, partially offset by a decrease in equity brokerage revenues and advisory fees.

The increase in net revenues for the six months ended June 30, 2019 over the comparable period in 2018 was primarily attributable to an increase in fixed income institutional brokerage revenues, partially offset by a decrease in equity brokerage revenues and capital raising revenues.

Commissions – For the three months ended June 30, 2019, commission revenues decreased 8.4% to $44.7 million from $48.8 million in the comparable period in 2018. For the six months ended June 30, 2019, commission revenues decreased 5.4% to $90.2 million from $95.3 million in the comparable period in 2018.

Principal transactions – For the three months ended June 30, 2019, principal transactions revenues increased 13.7% to $54.4 million from $47.8 million in the comparable period in 2018. For the six months ended June 30, 2019, principal transaction revenues increased 12.8% to $115.1 million from $102.1 million in the comparable period in 2018.

Brokerage revenues – For the three months ended June 30, 2019, institutional brokerage revenues increased 2.5% to $99.1 million from $96.6 million in the comparable period in 2018. For the six months ended June 30, 2019, institutional brokerage revenues increased 4.0% to $205.3 million from $197.4 million in the comparable period in 2018.  Brokerage revenues were favorably impacted by higher market volatility and trading volumes and negatively impacted by the continued migration from active to passive management strategies.

For the three months ended June 30, 2019, fixed income institutional brokerage revenues increased 13.7% to $58.4 million from $51.3 million in the comparable period in 2018. For the six months ended June 30, 2019, fixed income brokerage revenues increased 20.9% to $125.8 million from $104.1 million in the comparable period in 2018. The increase is primarily attributable to higher fixed income trading volumes, and to a lesser extent, from the contribution of our acquisition of First Empire, which closed during the first quarter of 2019.

For the three months ended June 30, 2019, equity institutional brokerage revenues decreased 10.2% to $40.7 million from $45.3 million during the comparable period in 2018. For the six months ended June 30, 2019, equity brokerage revenues decreased 14.8% to $79.6 million from $93.4 million during the comparable period in 2018. The decrease is primarily attributable to reduced market volatility and continued migration from active to passive management strategies.

Investment banking – For the three months ended June 30, 2019, investment banking revenues increased 10.5% to $169.1 million from $153.0 million during the comparable period in 2018. The increase is primarily attributable to an increase in equity and fixed income capital raising revenues, partially offset by a decrease in advisory fee revenues. For the six months ended June 30, 2019, investment banking revenues increased 0.3% to $322.7 million from $321.7 million during the comparable period in 2018.

For the three months ended June 30, 2019, advisory fee revenues decreased 4.6% to $82.9 million from $86.9 million in the comparable period in 2018. The decrease is primarily attributable to a decline in the number of advisory transactions from the comparable period in 2018, partially offset by the growth in our fund placement business.

For the six months ended June 30, 2019, advisory fees increased 1.7% to $187.8 million from $184.6 million in the comparable period in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2018, including growth in our fund placement business.

For the three months ended June 30, 2019, capital raising revenues increased 30.3% to $86.2 million from $66.1 million in the comparable period in 2018. For the six months ended June 30, 2019, capital raising revenues decreased 1.6% to $134.9 million from $137.1 million in the comparable period in 2018.

For the three months ended June 30, 2019, equity capital raising revenues increased 34.2% to $59.2 million from $44.1 million during the comparable period in 2018. For the six months ended June 30, 2019, equity capital raising revenues decreased 10.1% to $87.0 million from $96.8 million during the comparable period in 2018.

For the three months ended June 30, 2019, fixed income capital raising revenues increased 22.6% to $27.0 million from $22.0 million during the comparable period in 2018. For the six months ended June 30, 2019, fixed income capital raising revenues increased 18.7% to $47.9 million from $40.3 million during the comparable period in 2018. The increase is primarily attributable to an increase in the municipal bond origination business.

Interest – For the three months ended June 30, 2019, interest increased 43.3% to $6.4 million from $4.4 million in the comparable period in 2018. For the six months ended June 30, 2019, interest increased 40.7% to $12.2 million from $8.7 million during the comparable period in 2018. The increase is primarily attributable to an increase in inventory levels.

Other income – For the three months ended June 30, 2019, other income decreased 20.5% to $2.7 million from $3.4 million in the comparable period in 2018. For the six months ended June 30, 2019, other income increased 4.6% to $4.3 million from $4.1 million during the comparable period in 2018.

Interest expense – For the three months ended June 30, 2019, interest expense increased 41.2% to $6.6 million from $4.7 million in the comparable period in 2018. For the six months ended June 30, 2019, interest expense increased 40.2% to $12.7 million from $9.0 million in the comparable period in 2018. The increase is primarily attributable to an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended June 30, 2019, Institutional Group non-interest expenses increased 6.7% to $231.3 million from $216.8 million for the comparable period in 2018. For the six months ended June 30, 2019, Institutional Group non-interest expenses increased 4.1% to $460.4 million from $442.3 million during the comparable period in 2018.

Compensation and benefits – For the three months ended June 30, 2019, compensation and benefits expense increased 3.9% to $155.8 million from $150.0 million during the comparable period in 2018. For the six months ended June 30, 2019, compensation and benefits expense increased 1.9% to $315.2 million from $309.3 million during the comparable period in 2018.

Compensation and benefits expense as a percentage of net revenues was 57.6% and 59.3% for the three and six months ended June 30, 2019, respectively, compared to 59.3% and 59.2% for comparable periods in 2018, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2019, occupancy and equipment rental expense increased 9.9% to $13.5 million from $12.3 million during the comparable period in 2018. For the six months ended June 30, 2019, occupancy and equipment rental expense increased 10.0% to $25.9 million from $23.5 million during the comparable period in 2018. The increase is primarily attributable to higher rent expense.

Communications and office supplies – For the three months ended June 30, 2019, communications and office supplies expense decreased 10.4% to $16.9 million from $18.9 million during the comparable period in 2018. For the six months ended June 30, 2019, communications and office supplies expense decreased 2.1% to $34.7 million from $35.5 million during the comparable period in 2018.

Commissions and floor brokerage – For the three months ended June 30, 2019, commissions and floor brokerage expense of $5.8 million was consistent with the comparable period in 2018. For the six months ended June 30, 2019, commissions and floor brokerage expense increased 13.0% to $11.9 million from $10.5 million during the comparable period in 2018.The increase is primarily attributable to increased fixed income brokerage volumes.

Other operating expenses – For the three months ended June 30, 2019, other operating expenses increased 32.1% to $39.3 million from $29.8 million during the comparable period in 2018. For the six months ended June 30, 2019, other operating expenses increased 14.6% to $72.7 million from $63.4 million during the comparable period in 2018. The increase is primarily attributable to an increase in professional fees, travel costs, legal expenses, and dues and assessments, partially offset by a decline in insurance expense.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2019, income before income taxes for the Institutional Group segment increased 9.1% to $39.3 million from $36.0 million during the comparable period in 2018. For the six months ended June 30, 2019, income before income taxes for the Institutional Group segment decreased 11.3% to $71.5 million from $80.6 million during the comparable period in 2018.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 14.5% for the three months ended June 30, 2019 from 14.2% during the comparable period in 2018 as a result of higher revenues.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 13.4% for six months ended June 30, 2019 from 15.4% during the comparable period in 2018 as a result of an increase in expenses, partially offset by higher revenues.

Results of Operations – Other Segment

Three and Six months Ended June 30, 2019 Compared with Three and Six months Ended June 30, 2018

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net revenues	$(2,248)	$(7,420)	69.7	$(3,724)	$(12,715)	70.7
Non-interest expenses:
Compensation and benefits	48,760	54,307	(10.2)	99,991	111,096	(10.0)
Other operating expenses	32,664	43,845	(25.5)	68,842	83,548	(17.6)
Total non-interest expenses	81,424	98,152	(17.0)	168,833	194,644	(13.3)
Loss before income taxes	$(83,672)	$(105,572)	(20.7)%	$(172,557)	$(207,359)	(16.8)%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$3,304	$4,075	(18.9)	$7,236	$7,814	(7.4)
Other operating expenses	6,924	14,892	(53.5)	11,182	20,915	(46.5)
Total non-interest expenses	$10,228	$18,967	(46.1)%	$18,418	$28,729	(35.9)%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$45,456	$50,232	(9.5)	$92,755	$103,282	(10.2)
Other operating expenses	25,740	28,953	(11.1)	57,660	62,633	(7.9)
Total non-interest expenses	$71,196	$79,185	(10.1)%	$150,415	$165,915	(9.3)%

Non-interest expenses for the three months ended June 30, 2019 decreased 10.1% from the comparable period in 2018. The decrease consisted of a 9.5% decrease in compensation and benefits and an 11.1% decrease in other operating expenses. Non-interest expenses for the six months ended June 30, 2019 decreased 9.3% from the comparable period in 2018. The decrease consisted of a 10.2% decrease in compensation and benefits and a 7.9% decrease in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2019, our total assets decreased 0.7% to $24.3 billion from $24.5 billion at December 31, 2018. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2019, our liabilities were comprised primarily of deposits of $14.9 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.0 billion, Federal Home Loan Bank advances of $250.0 million, payables to customers of $788.4 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.0 billion, accrued employee compensation of $267.2 million, borrowings of $117.8 million, and trust preferred securities of $60.0 million. To meet our obligations to clients and operating needs, we had $797.4 million in cash and cash equivalents at June 30, 2019. We also had highly liquid assets consisting of held-to-maturity securities of $4.0 billion, available-for-sale securities of $2.7 billion, client brokerage receivables of $1.3 billion, and financial instruments of $1.4 billion.

Cash Flow

Cash, cash equivalents, and restricted cash decreased $1.1 billion to $797.4 million at June 30, 2019, from $1.9 billion at December 31, 2018. Operating activities used $310.4 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities during the six months ended June 30, 2019. Investing activities provided cash of $82.9 million due to proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments, partially offset by the growth of the loan portfolio, fixed asset purchases, and business acquisitions. Financing activities used cash of $1.0 billion principally due to a decrease in bank deposits, repayments of FHLB advances, share repurchases, repayments of short-term borrowings, and dividends paid on our common and preferred stock, partially offset by proceeds received from the issuance of preferred stock and an increase in securities sold under agreements to repurchase and securities loaned.

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

As of June 30, 2019, we had $24.3 billion in assets, $10.2 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2019	December 31, 2018	Average Conversion
Cash and cash equivalents	$797,357	$1,936,560
Receivables from brokers, dealers, and clearing organizations	766,344	515,574	5 days
Securities purchased under agreements to resell	596,572	699,900	1 day
Financial instruments owned at fair value	1,352,184	1,267,273	3 days
Available-for-sale securities at fair value	2,703,060	3,070,447	4 days
Held-to-maturity securities at amortized cost	3,960,714	4,218,854	3 days
Investments	57,704	50,382	10 days
Total cash and assets readily convertible to cash	$10,233,935	$11,758,990

As of June 30, 2019 and December 31, 2018, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2019		December 31, 2018
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$123,740	$—	$71,784	$—
Financial instruments owned at fair value	762,282	764,518	535,394	600,636
Investment portfolio (AFS & HTM)	—	2,579,436	—	3,536,719
	$886,022	$3,343,954	$607,178	$4,137,355

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2019, the maximum number of shares that may yet be purchased under this plan was 6.8 million.

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

At June 30, 2019, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2019, available cash and highly liquid investments comprised approximately 17% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $797.4 million of cash and cash equivalents at June 30, 2019, compared to $1.9 billion at December 31, 2018. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.7 billion in available-for-sale investment securities at June 30, 2019, compared to $3.1 billion at December 31, 2018. As of June 30, 2019, the weighted-average life of the investment securities portfolio was approximately 1.4 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2019, we had $14.9 billion in deposits compared to $15.9 billion at December 31, 2018. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at June 30, 2019, totaled $900.0 million with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the six months ended June 30, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2019, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $250.0 million as of June 30, 2019 are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2019 on these advances is 2.12% and 1.81%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Unsecured short-term borrowings – On March 5, 2019, we amended our existing Credit Agreement, which now expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 1.75%, as defined.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2019, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2020 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At June 30, 2019, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.4 billion at June 30, 2019 and $59.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2019, outstanding FHLB advances were $250.0 million. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Fed’s discount window at June 30, 2019. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $13.5 billion at June 30, 2019.

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

In February 2019, the Company completed an underwritten registered public offering of $150 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). In March 2019, we completed a public offering of an additional $10.0 million of Series B Preferred, pursuant to the over-allotment option. The net proceeds from the Series B Preferred offering of $155.0 million will be used for general corporate purposes.

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

On July 1, 2019, the Company completed the acquisition of Mooreland Partners, an independent M&A and private capital advisory firm serving the global technology industry. The acquisition was funded with cash from operations.

We have paid $107.9 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2019. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2019, and the years ended December 31, 2020, 2021, 2022, 2023, and thereafter are $63.4 million, $80.8 million, $70.8 million, $62.3 million, $53.4 million, and $140.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our employees. Historically, we have granted stock units to our employees as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At June 30, 2019, the total number of restricted stock units, PRSUs. and restricted stock awards outstanding was 15.6 million, of which 13.5 million were unvested. At June 30, 2019, there was unrecognized compensation cost for deferred awards of approximately $467.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2019, and the years ended December 31, 2020, 2021, 2022, 2023, and thereafter are $62.7 million, $115.1 million, $98.6 million, $85.1 million, $55.0 million, and $50.9 million, respectively. These estimates could change if our forfeitures change from historical levels.

Net Capital Requirements – We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse effect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiaries, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company Delaware, N.A. are also subject to various regulatory capital requirements administered by the federal banking agencies. Our broker-dealer subsidiaries and our bank subsidiaries have consistently operated in excess of their capital adequacy requirements.

At June 30, 2019, Stifel had net capital of $347.2 million, which was 20.2% of aggregate debit items and $312.9 million in excess of its minimum required net capital. At June 30, 2019, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2019, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2019, our bank subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the six months ending June 30, 2019 of $3.4 million, and anticipate cumulative future cash savings of $54.2 million as of result of the tax amortization of goodwill.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2019, and the daily VaR at June 30, 2019 and December 31, 2018 (in thousands):

	Six Months Ended June 30, 2019			VAR Calculation at
	High	Low	Daily Average	June 30, 2019	December 31, 2018
Daily VaR	$8,765	$2,802	$5,882	$5,425	$6,473

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

The following table illustrates the estimated change in net interest margin at June 30, 2019, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	10.8%
+100	5.5
0	—
-100	(8.0)
-200	(27.5)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2019 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$6,187,022	$434,549	$2,043,837	$588,298
Securities	4,804,201	118,445	943,190	839,606
Interest-bearing cash	265,132	—	—	—
	$11,256,355	$552,994	$2,987,027	$1,427,904
Interest-bearing liabilities:
Transaction accounts and savings	$13,479,750	$—	$—	$—
Certificates of deposit	1,105,224	126,522	108,267	—
Borrowings	—	—	250,000	—
	$14,584,974	$126,522	$358,267	$—
GAP	(3,328,619)	426,472	2,628,760	1,427,904
Cumulative GAP	$(3,328,619)	$(2,902,147)	$(273,387)	$1,154,517

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion, and the fair value of the collateral that had been sold or repledged was $762.3 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2019 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2019. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2019	252,500	$55.11	252,500	7,764,171
May 1 - 31, 2019	485,000	57.22	485,000	7,279,171
June 1 - 30, 2019	525,000	56.06	525,000	6,754,171
	1,262,500	$56.32	1,262,500

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2019, the maximum number of shares that may yet be purchased under this plan was 6.8 million.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date:  August 7, 2019