Form 10-Q
period 2019-09-30
STIFEL FINANCIAL CORP
filed 2019-11-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares outstanding - November 1, 2019
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	68,373,976
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF PRA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF PRB)	New York Stock Exchange	6,400

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2019	December 31, 2018
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$868,866	$1,936,560
Cash segregated for regulatory purposes	62,654	132,814
Receivables:
Brokerage clients, net	1,396,132	1,201,477
Brokers, dealers, and clearing organizations	672,557	515,574
Securities purchased under agreements to resell	624,049	699,900
Financial instruments owned, at fair value	1,189,892	1,267,449
Available-for-sale securities, at fair value	3,448,801	3,070,447
Held-to-maturity securities, at amortized cost	2,881,484	4,218,854
Loans:
Held for investment, net	9,101,903	8,517,615
Held for sale, at lower of cost or market	265,330	205,557
Investments, at fair value	74,167	67,982
Fixed assets, net	1,043,322	372,939
Goodwill	1,158,123	1,034,679
Intangible assets, net	116,438	119,655
Loans and advances to financial advisors and other employees, net	488,355	408,436
Deferred tax assets, net	111,108	112,008
Other assets	657,596	637,652
Total assets	$24,160,777	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	September 30, 2019	December 31, 2018
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$907,140	$837,379
Brokers, dealers, and clearing organizations	613,788	432,299
Drafts	84,815	104,887
Securities sold under agreements to repurchase	564,892	535,394
Bank deposits	14,836,646	15,863,613
Financial instruments sold, but not yet purchased, at fair value	905,797	947,306
Accrued compensation	350,821	460,347
Accounts payable and accrued expenses	1,012,229	344,152
Federal Home Loan Bank advances	250,000	540,000
Borrowings	150	180,655
Senior notes	1,016,751	1,015,973
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	20,603,029	21,322,005

Commitments and contingent liabilities

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 12,400 and 6,000 shares, respectively	310,000	150,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 74,441,094 and 74,441,017 shares, respectively	11,166	11,166
Additional paid-in-capital	1,889,815	1,893,304
Retained earnings	1,603,826	1,366,503
Accumulated other comprehensive loss	(23,594)	(72,523)
Treasury stock, at cost, 5,565,470 and 3,639,399 shares, respectively	(289,498)	(180,857)
Total Stifel Financial Corp. shareholders’ equity	3,501,715	3,167,593
Non-controlling interests	56,033	30,000
Total equity	3,557,748	3,197,593
Total liabilities and equity	$24,160,777	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Commissions	$163,920	$158,016	$484,350	$490,693
Principal transactions	97,847	83,152	298,343	269,918
Investment banking	198,790	169,012	540,247	506,437
Asset management and service fees	217,628	200,743	624,066	596,112
Interest	178,784	169,760	557,795	461,915
Other income	8,747	6,127	34,461	18,557
Total revenues	865,716	786,810	2,539,262	2,343,632
Interest expense	44,144	48,468	146,483	112,200
Net revenues	821,572	738,342	2,392,779	2,231,432
Non-interest expenses:
Compensation and benefits	486,160	422,324	1,411,135	1,322,387
Occupancy and equipment rental	58,649	54,035	178,566	165,226
Communications and office supplies	36,817	33,330	107,583	103,468
Commissions and floor brokerage	10,542	11,338	32,506	30,798
Other operating expenses	78,650	76,785	226,444	231,122
Total non-interest expenses	670,818	597,812	1,956,234	1,853,001
Income from operations before income tax expense	150,754	140,530	436,545	378,431
Provision for income taxes	40,632	36,672	117,227	98,525
Net income	110,122	103,858	319,318	279,906
Net income applicable to non-controlling interests	708	—	1,612	—
Net income applicable to Stifel Financial Corp.	109,414	103,858	317,706	279,906
Preferred dividends	4,844	2,343	12,476	7,031
Net income available to common shareholders	$104,570	$101,515	$305,230	$272,875

Earnings per common share:
Basic	$1.47	$1.41	$4.21	$3.80
Diluted	$1.34	$1.25	$3.87	$3.35

Cash dividends declared per common share	$0.15	$0.12	$0.45	$0.36

Weighted-average number of common shares outstanding:
Basic	71,197	71,919	72,512	71,824
Diluted	78,144	81,484	78,826	81,425

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income	$110,122	$103,858	$319,318	$279,906
Other comprehensive income/(loss), net of tax: (1) (5)
Changes in unrealized gains/(losses) on available-for-sale securities (2) (3)	16,344	(3,138)	58,428	(28,065)
Changes in unrealized gains/(losses) on cash flow hedging instruments (4)	(477)	(1,523)	(4,260)	1,895
Foreign currency translation adjustment	(4,106)	(1,336)	(5,239)	(3,434)
Total other comprehensive income/(loss), net of tax	11,761	(5,997)	48,929	(29,604)
Comprehensive income	121,883	97,861	368,247	250,302
Net income attributable to non-controlling interest	708	—	1,612	—
Comprehensive income applicable to Stifel Financial Corp.	$121,175	$97,861	$366,635	$250,302

(1)

Net of tax expense of $4.4 million and tax benefit of $2.1 million for the three months ended September 30, 2019 and 2018, respectively. Net of tax expense of $18.1 million and tax benefit of $10.4 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Reclassifications to earnings during the three months ended September 30, 2019 were immaterial. Net of reclassifications to earnings of realized losses of $0.2 million for the nine months ended September 30, 2019. There were no reclassifications to earnings during the three and nine months ended September 30, 2018.

(3)

As part of the adoption of ASU 2019-04, in the third quarter of 2019, the Company made a one-time election to transfer a portion of its held-to-maturity securities to available-for-sale. The transfer resulted in a net of tax increase to accumulated other comprehensive income of $17.9 million. See Notes 2 and 6 for additional information on the transfer.

(4)

Amounts are net of reclassifications to earnings of gains of $0.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. Amounts are net of reclassifications to earnings of gains of $2.9 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(5)	The adoption of ASU 2018-02 on January 1, 2018 resulted in a reclassification of $3.0 million to retained earnings related to cash flow hedges and investment portfolio risk.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
($ in thousands, except per share amounts)	2019	2018
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$310,000	$150,000
Other	—	—
Balance, end of period	310,000	150,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	10,869
Common stock issued for acquisitions	—	297
Balance, end of period	11,166	11,166
Additional paid-in-capital:
Balance, beginning of period	1,867,209	1,736,853
Unit amortization, net of forfeitures	26,300	27,752
Common stock issued under employee plans and related tax benefits	(3,708)	(3,516)
Issuance of common stock for acquisitions	—	110,374
Dividends declared to equity-award holders	—	1,724
Other	14	45
Balance, end of period	1,889,815	1,873,232
Retained earnings:
Balance, beginning of period	1,512,702	1,175,151
Net income	110,122	103,858
Dividends declared:
Common	(12,572)	(10,524)
Preferred	(4,844)	(2,343)
Common stock issued under employee plans and related tax benefits	(478)	(664)
Cumulative adjustments for accounting changes (1)	(395)	—
Other	(709)	58
Balance, end of period	1,603,826	1,265,536
Accumulated other comprehensive loss:
Balance, beginning of period	(35,355)	(53,393)
Unrealized gains/(losses) on securities, net of tax	16,344	(3,138)
Unrealized losses on cash flow hedging activities, net of tax	(477)	(1,523)
Foreign currency translation adjustment, net of tax	(4,106)	(1,335)
Balance, end of period	(23,594)	(59,389)
Treasury stock, at cost:
Balance, beginning of period	(236,596)	(65,118)
Common stock issued under employee plans	2,566	2,773
Common stock repurchased	(55,468)	(16,631)
Balance, end of period	(289,498)	(78,976)
Total Stifel Financial Corp. Shareholders' Equity	3,501,715	3,161,569
Non-controlling interests:
Balance, beginning of period	56,296	—
Net income applicable to non-controlling interests	708	—
Distributions to non-controlling interest holders	(971)	—
Balance, end of period	56,033	—
Total Shareholders' Equity	$3,557,748	$3,161,569

(1)    Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2019. See Note 2 to the consolidated financial statements for further information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
($ in thousands, except per share amounts)	2019	2018
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$150,000	$150,000
Issuance of preferred stock	160,000	—
Balance, end of period	310,000	150,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	10,746
Common stock issued under employee plans	—	123
Common stock issued for acquisitions	—	297
Balance, end of period	11,166	11,166
Additional paid-in-capital:
Balance, beginning of period	1,893,304	1,733,348
Unit amortization, net of forfeitures	86,388	77,350
Common stock issued under employee plans and related tax benefits	(84,902)	(52,922)
Issuance of preferred stock	(5,012)	—
Issuance of common stock for acquisitions	—	110,374
Dividends declared to equity-award holders	—	5,074
Other	37	8
Balance, end of period	1,889,815	1,873,232
Retained earnings:
Balance, beginning of period	1,366,503	1,033,526
Net income	319,318	279,906
Dividends declared:
Common	(38,249)	(31,097)
Preferred	(12,476)	(7,031)
Common stock issued under employee plans and related tax benefits	(18,770)	(9,774)
Cumulative adjustments for accounting changes (1)	(11,204)	(1,124)
Other	(1,296)	1,130
Balance, end of period	1,603,826	1,265,536
Accumulated other comprehensive loss:
Balance, beginning of period	(72,523)	(26,736)
Unrealized gains/(losses) on securities, net of tax	58,428	(28,065)
Unrealized gains/(losses) on cash flow hedging activities, net of tax	(4,260)	1,895
Foreign currency translation adjustment, net of tax	(5,239)	(3,433)
Adjustments for accounting changes (1)	—	(3,050)
Balance, end of period	(23,594)	(59,389)
Treasury stock, at cost:
Balance, beginning of period	(180,857)	(39,308)
Common stock issued under employee plans	71,793	22,846
Common stock repurchased	(180,434)	(62,514)
Balance, end of period	(289,498)	(78,976)
Total Stifel Financial Corp. Shareholders' Equity	3,501,715	3,161,569
Non-controlling interests:
Balance, beginning of period	30,000	—
Net income applicable to non-controlling interests	1,612	—
Capital contributions from non-controlling interest holders	26,800	—
Distributions to non-controlling interest holders	(2,379)	—
Balance, end of period	56,033	—
Total Shareholders' Equity	$3,557,748	$3,161,569

(1)

Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2019 and 2018. See Note 2 to the consolidated financial statements for further information. The 2018 adjustments are described further in Note 2 to the consolidated financial statements in our 2018 Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$319,318	$279,906
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	28,930	20,503
Amortization of loans and advances to financial advisors and other employees	69,286	61,783
Amortization of premium on investment portfolio	26,687	18,714
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	5,837	13,980
Amortization of intangible assets	10,960	8,741
Deferred income taxes	(13,573)	718
Stock-based compensation	78,329	75,382
(Gains)/losses on sale of investments	(1,279)	10,442
Other, net	(32,062)	(86,576)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(194,655)	(82,568)
Brokers, dealers, and clearing organizations	(156,658)	(187,013)
Securities purchased under agreements to resell	75,851	(110,141)
Financial instruments owned, including those pledged	110,240	(19,048)
Loans originated as held for sale	(1,293,650)	(1,099,187)
Proceeds from mortgages held for sale	1,255,823	1,051,789
Loans and advances to financial advisors and other employees	(147,144)	(67,872)
Other assets	(41,002)	31,543
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	69,761	(200,461)
Brokers, dealers, and clearing organizations	56,711	180,463
Drafts	(20,072)	(15,404)
Financial instruments sold, but not yet purchased	(41,565)	132,511
Other liabilities and accrued expenses	(132,768)	(66,290)
Net cash provided by/(used in) operating activities	$33,305	$(48,085)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, sales, calls, and maturities of available-for-sale securities	$1,034,741	$763,982
Calls and principal paydowns of held-to-maturity securities	456,804	443,295
Sale of other real estate owned	7,300	—
Sale or maturity of investments	4,263	24,345
Increase in bank loans, net	(592,547)	(810,798)
Payments for:
Purchase of fixed assets	(116,307)	(18,271)
Purchase of available-for-sale securities	(239,155)	(331,657)
Purchase of held-to-maturity securities	(243,335)	(1,313,587)
Purchase of investments	(9,100)	(7,578)
Acquisitions, net of cash received	(136,196)	599
Net cash provided by/(used in) investing activities	166,468	(1,249,670)
Cash Flows From Financing Activities:
Repayments of borrowings, net	(62,810)	(257,197)
(Repayments of)/proceeds from Federal Home Loan Bank advances, net	(290,000)	309,050
Payment of contingent consideration	(6,925)	(11,909)
Increase in securities sold under agreements to repurchase	5,189	261,780
(Decrease)/increase in bank deposits, net	(1,026,967)	590,000
Increase in securities loaned	124,707	471,367
Tax payments related to shares withheld for stock-based compensation plans	(30,425)	(39,815)
Proceeds from preferred stock issuance, net	154,988	—
Proceeds from non-controlling interests	26,800	—
Proceeds from stock option exercises	—	2,278
Repurchase of common stock	(180,434)	(62,514)
Cash dividends on preferred stock	(12,476)	(7,031)
Cash dividends paid to common stock and equity-award holders	(31,697)	(26,023)
Other	(2,379)	—
Net cash (used in)/provided by financing activities	(1,332,429)	1,229,986
Effect of exchange rate changes on cash	(5,198)	(3,429)
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(1,137,854)	(71,198)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,069,374	787,085
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$931,520	$715,887
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$110,907	$27,280
Cash paid for interest	149,984	111,832
Noncash financing activities:
Unit grants, net of forfeitures	128,539	119,051
Issuance of common stock for acquisitions	—	110,671

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$868,866	$1,936,560
Cash segregated for regulatory purposes	62,654	132,814
Total cash, cash equivalents, and cash segregated for regulatory purposes	$931,520	$2,069,374

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

On July 1, 2019, the Company completed the acquisition of Mooreland Partners (“Mooreland”), an independent M&A and private capital advisory firm serving the global technology industry.

On September 3, 2019, the Company completed the acquisition of B&F Capital Markets, Inc. (“B&F”), a privately held firm focused on providing regional and community banks throughout the United States with interest rate derivative programs through a combination of experienced professionals and proprietary software.

On September 27, 2019, the Company completed the acquisition of certain assets of George K. Baum & Company (“GKB”), a privately held investment-banking firm focused on public finance and taxable fixed income sales and trading.

See Note 8 in the notes to consolidated financial statements for more details on our acquisitions.

Pro forma information is not presented, because these acquisition are not considered to be material, as defined by the SEC. The results of operations of First Empire, Mooreland, B&F, and GKB have been included in our results prospectively from the respective dates of acquisition.

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

Our non-controlling interest represents a 27.5% third-party ownership of North Shore Aviation Holdings LLC (“North Shore”), a consolidated subsidiary of the Company that, through its subsidiary, owns airplane engines.

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

During the nine months ended September 30, 2019, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (the “new lease standard” or “ASU 2016-02”) on January 1, 2019. These lease policy updates are applied prospectively in our consolidated financial statements from January 1, 2019. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which amends the hedge accounting recognition and presentation requirements. The accounting update improves the transparency and understandability of information conveyed to financial statement users by better aligning companies’ hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of hedging program. The accounting update is effective for the fiscal year beginning after December 15, 2018 (January 1, 2019 for our company). The adoption of the accounting update did not have a material impact on our consolidated financial statements. See Note 12 for further information.

In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition and measurement.

The accounting update clarifies that the reclassification of a debt security from held-to-maturity to available-for-sale under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other held-to-maturity securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. The accounting update is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our company) and early adoption is permitted. We early adopted the provisions of the accounting update related to Topic 815 on August 1, 2019. As a result of the adoption of the accounting update, we made a one-time decision to transfer a portion of our held-to-maturity securities to available-for-sale. The adoption of the accounting guidance had no other impact on our consolidated financial statements. See Note 6 for further information.

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

This change was applied prospectively from January 1, 2019 and there is no impact on our previously presented results. Upon adoption, in accordance with the new lease standard, we elected to not reassess the lease classification or initial direct costs of existing leases, and to not reassess whether existing contracts contain a lease. In addition, we have elected to account for each contract’s lease and non-lease components as a single lease component. The adoption of the new lease standard resulted in a reduction of beginning retained earnings of $6.8 million after-tax as a cumulative effect of adoption of an accounting change. Upon adoption, the company recorded a gross up of approximately $670 million on its consolidated statements of financial condition to recognize the right-of-use assets, included in fixed assets, net and lease liabilities, included in accounts payable and accrued expenses.

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

In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition and measurement.

The accounting update provides guidance on how companies will estimate expected credit losses by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. The accounting update is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for our company) and early adoption is permitted. The adoption of the accounting update is not expected to have a material impact on our consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief,”   which allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for our company). The adoption of the accounting update is not expected to have a material impact on our consolidated financial statements.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2019 and December 31, 2018, included (in thousands):

	September 30, 2019	December 31, 2018
Receivables from clearing organizations	$350,730	$320,277
Deposits paid for securities borrowed	214,100	109,795
Securities failed to deliver	107,727	85,502
	$672,557	$515,574

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2019 and December 31, 2018, included (in thousands):

	September 30, 2019	December 31, 2018
Deposits received from securities loaned	$516,941	$392,163
Securities failed to receive	76,774	27,975
Payable to clearing organizations	20,073	12,161
	$613,788	$432,299

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

We have identified Level 3 financial instruments to include certain asset-backed securities and loans with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Investments

Investments carried at fair value primarily include corporate equity securities, auction-rate securities (“ARS”), and private company investments.

Corporate equity securities are primarily valued based on quoted prices in active markets and reported in Level 1.

ARS are primarily valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs. ARS are primarily reported as Level 3 assets.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	September 30, 2019
	Fair value of investments	Unfunded commitments
Money market funds	$28,047	$—
Mutual funds	7,315	—
Private equity funds	2,508	1,477
Partnership interests	3,458	952
Total	$41,328	$2,429

	December 31, 2018
	Fair value of investments	Unfunded commitments
Money market funds	$19,719	$—
Mutual funds	9,122	—
Private equity funds	3,461	1,480
Partnership interests	3,976	1,024
Total	$36,278	$2,504

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, are presented below (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$24,034	$24,034	$—	$—
U.S. government agency securities	112,481	—	112,481	—
Mortgage-backed securities:
Agency	457,110	—	457,110	—
Non-agency	10,205	—	10,205	—
Asset-backed securities	36,157	—	35,982	175
Corporate securities:
Fixed income securities	333,808	4,364	329,444	—
Equity securities	77,649	77,186	463	—
Sovereign debt	1,977	—	1,977	—
State and municipal securities	118,671	—	118,671	—
Loans	17,800	—	—	17,800
Total financial instruments owned	1,189,892	105,584	1,066,333	17,975
Available-for-sale securities:
U.S. government agency securities	4,610	100	4,510	—
State and municipal securities	31,510	—	31,510	—
Mortgage-backed securities:
Agency	887,760	—	887,760	—
Commercial	114,498	—	114,498	—
Non-agency	10,511	—	10,511	—
Corporate fixed income securities	674,878	—	674,878	—
Asset-backed securities	1,725,034	—	1,725,034	—
Total available-for-sale securities	3,448,801	100	3,448,701	—
Investments:
Corporate equity securities	36,603	35,543	—	1,060
Auction rate securities:
Equity securities	13,664	—	—	13,664
Municipal securities	654	—	470	184
Other	9,965	8,847	265	853
Investments in funds and partnerships measured at NAV	13,281
Total investments	74,167	44,390	735	15,761
Cash equivalents measured at NAV	28,047
Derivative contracts (1)	1,416	—	1,416	—
	$4,742,323	$150,074	$4,517,185	$33,736

(1)	Included in other assets in the consolidated statements of financial condition.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$421,418	$421,418	$—	$—
Agency mortgage-backed securities	157,903	—	157,903	—
Corporate securities:
Fixed income securities	238,245	119	238,126	—
Equity securities	78,764	78,764	—	—
Sovereign debt	9,467	—	9,467	—
Total financial instruments sold, but not yet purchased	$905,797	$500,301	$405,496	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, are presented below (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$42,121	$42,121	$—	$—
U.S. government agency securities	72,532	—	72,532	—
Mortgage-backed securities:
Agency	564,111	—	564,111	—
Non-agency	25,727	—	25,726	1
Asset-backed securities	25,905	—	25,730	175
Corporate securities:
Fixed income securities	310,457	1,100	309,357	—
Equity securities	57,911	57,125	786	—
Sovereign debt	14,063	—	14,063	—
State and municipal securities	154,622	—	154,622	—
Total financial instruments owned	1,267,449	100,346	1,166,927	176
Available-for-sale securities:
U.S. government agency securities	5,215	417	4,798	—
State and municipal securities	68,226	—	68,226	—
Mortgage-backed securities:
Agency	230,408	—	230,408	—
Commercial	69,715	—	69,715	—
Non-agency	1,219	—	1,219	—
Corporate fixed income securities	931,604	—	931,604	—
Asset-backed securities	1,764,060	—	1,764,060	—
Total available-for-sale securities	3,070,447	417	3,070,030	—
Investments:
Corporate equity securities	33,046	31,670	1,376	—
Auction rate securities:
Equity securities	16,632	—	—	16,632
Municipal securities	704	—	—	704
Other	1,041	—	184	857
Investments in funds and partnerships measured at NAV	16,559
Total investments	67,982	31,670	1,560	18,193
Cash equivalents measured at NAV	19,719
Derivative contracts (1)	7,683	—	7,683	—
	$4,433,280	$132,433	$4,246,200	$18,369

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$534,817	$534,817	$—	$—
U.S. government agency securities	32,755	—	32,755	—
Agency mortgage-backed securities	123,456	—	123,456	—
Corporate securities:
Fixed income securities	208,725	1,289	207,436	—
Equity securities	36,117	35,398	719	—
Sovereign debt	11,429	—	11,429	—
State and municipal securities	7	—	7	—
Total financial instruments sold, but not yet purchased	$947,306	$571,504	$375,802	$—

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Financial instruments owned		Investments
	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at June 30, 2019	$175	$—	$—	$16,732	$184	$853
Unrealized gains/(losses):
Included in changes in net assets (1)	—	—	—	(418)	—	—
Realized gains/(losses) (1)	—	—	—	—	—	—
Purchases	—	17,335	—	—	—	—
Sales	—	—	—	—	—	—
Redemptions	—	—	—	(2,650)	—	—
Transfers:
Into Level 3	—	465	1,060	—	—	—
Out of Level 3	—	—	—	—	—	—
Net change	—	17,800	1,060	(3,068)	—	—
Balance at September 30, 2019	$175	$17,800	$1,060	$13,664	$184	$853
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2019 (in thousands):

	Nine Months Ended September 30, 2019
	Financial instruments owned				Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2018	$1	$175	$—	$—	$16,632	$704	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	2	—	—	(318)	—	—
Realized gains/(losses) (1)	(1)	—	—	—	—	—	—
Purchases	—	—	17,335	—	—	—	—
Sales	—	—	—	—	—	—	—
Redemptions	—	(2)	—	—	(2,650)	(50)	(4)
Transfers:
Into Level 3	—	—	465	1,060	—	—	—
Out of Level 3	—	—	—	—	—	(470)	—
Net change	(1)	—	17,800	1,060	(2,968)	(520)	(4)
Balance at September 30, 2019	$—	$175	$17,800	$1,060	$13,664	$184	$853
(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2019, relating to Level 3 assets still held at September 30, 2019, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2019 and December 31, 2018, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$868,866	$868,866	$1,936,560	$1,936,560
Cash segregated for regulatory purposes	62,654	62,654	132,814	132,814
Securities purchased under agreements to resell	624,049	624,049	699,900	699,900
Financial instruments owned	1,189,892	1,189,892	1,267,449	1,267,449
Available-for-sale securities	3,448,801	3,448,801	3,070,447	3,070,447
Held-to-maturity securities	2,881,484	2,855,791	4,218,854	4,122,907
Bank loans	9,101,903	9,223,031	8,517,615	8,565,347
Loans held for sale	265,330	265,330	205,557	205,557
Investments	74,167	74,167	67,982	67,982
Derivative contracts (1)	1,416	1,416	7,683	7,683
Financial liabilities:
Securities sold under agreements to repurchase	$564,892	$564,892	$535,394	$535,394
Bank deposits	14,836,646	13,849,447	15,863,613	14,661,996
Financial instruments sold, but not yet purchased	905,797	905,797	947,306	947,306
Federal Home Loan Bank advances	250,000	250,000	540,000	540,000
Borrowings	150	150	180,655	180,655
Senior notes	1,016,751	1,068,923	1,015,973	989,790
Debentures to Stifel Financial Capital Trusts	60,000	43,570	60,000	49,747

(1)	Included in other assets in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$840,819	$840,819	$—	$—
Cash segregated for regulatory purposes	62,654	62,654	—	—
Securities purchased under agreements to resell	624,049	541,495	82,554	—
Held-to-maturity securities	2,855,791	—	2,690,211	165,580
Bank loans	9,223,031	—	9,223,031	—
Loans held for sale	265,330	—	265,330	—
Financial liabilities:
Securities sold under agreements to repurchase	$564,892	$19,175	$545,717	$—
Bank deposits	13,849,447	—	13,849,447	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Borrowings	150	150	—	—
Senior notes	1,068,923	1,068,923	—	—
Debentures to Stifel Financial Capital Trusts	43,570	—	—	43,570

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,916,841	$1,916,841	$—	$—
Cash segregated for regulatory purposes	132,814	132,814	—	—
Securities purchased under agreements to resell	699,900	645,632	54,268	—
Held-to-maturity securities	4,122,907	—	3,960,099	162,808
Bank loans	8,565,347	—	8,565,347	—
Loans held for sale	205,557	—	205,557	—
Financial liabilities:
Securities sold under agreements to repurchase	$535,394	$87,273	$448,121	$—
Bank deposits	14,661,996	—	14,661,996	—
Federal Home Loan Bank advances	540,000	540,000	—	—
Borrowings	180,655	180,655	—	—
Senior notes	989,790	989,790	—	—
Debentures to Stifel Financial Capital Trusts	49,747	—	—	49,747

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2019 and December 31, 2018.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2019 and December 31, 2018 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2019 and December 31, 2018 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Financial instruments owned:
U.S. government securities	$24,034	$42,121
U.S. government agency securities	112,481	72,532
Mortgage-backed securities:
Agency	457,110	564,111
Non-agency	10,205	25,727
Asset-backed securities	36,157	25,905
Corporate securities:
Fixed income securities	333,808	310,457
Equity securities	77,649	57,911
Sovereign debt	1,977	14,063
State and municipal securities	118,671	154,622
Loans	17,800	—
	$1,189,892	$1,267,449
Financial instruments sold, but not yet purchased:
U.S. government securities	$421,418	$534,817
U.S. government agency securities	—	32,755
Agency mortgage-backed securities	157,903	123,456
Corporate securities:
Fixed income securities	238,245	208,725
Equity securities	78,764	36,117
Sovereign debt	9,467	11,429
State and municipal securities	—	7
	$905,797	$947,306

At September 30, 2019 and December 31, 2018, financial instruments owned in the amount of $586.9 million and $669.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,565	$48	$(3)	$4,610
State and municipal securities	31,366	144	—	31,510
Mortgage-backed securities:
Agency	892,207	2,604	(7,051)	887,760
Commercial	114,052	627	(181)	114,498
Non-agency	10,468	70	(27)	10,511
Corporate fixed income securities	664,800	10,183	(105)	674,878
Asset-backed securities	1,733,203	601	(8,770)	1,725,034
	$3,450,661	$14,277	$(16,137)	$3,448,801
Held-to-maturity securities (2)
Asset-backed securities	$2,881,484	$7,385	$(33,078)	$2,855,791

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and nine months ended September 30, 2019, we received proceeds of $486.5 million and $641.8 million, respectively, from the sale of available-for-sale securities, which resulted in an immaterial realized gain for the third quarter of 2019 and a realized loss of $0.3 million for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, we received proceeds of $55.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.4 million.

During the third quarter of 2019, the Company transferred certain mortgage-backed securities from the held-to-maturity category to available-for sale. As of August 1, 2019, the securities reclassified had a fair value of $1.1 billion and resulted in a net of tax increase to other comprehensive income of $17.9 million for the three and nine months ended September 30, 2019.

During the three months ended September 30, 2019 and September 30, 2018, unrealized losses, net of deferred taxes, of $1.6 million and $3.1 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the nine months ended September 30, 2019 and September 30, 2018, unrealized gains, net of deferred taxes, of $40.5 million and unrealized losses, net of deferred taxes, of $28.1 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2019 and December 31, 2018. Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$1,899	$1,897	$5,872	$5,855
After one year through three years	226,534	226,822	234,101	227,951
After three years through five years	413,589	419,809	407,507	397,372
After five years through ten years	412,619	415,878	469,566	458,442
After ten years	2,396,020	2,384,395	2,008,528	1,980,827
	$3,450,661	$3,448,801	$3,125,574	$3,070,447
Held-to-maturity securities
Within one year	$—	$—	$—	$—
After one year through three years	—	—	51,524	51,709
After three years through five years	—	—	—	—
After five years through ten years	495,850	494,530	536,717	530,616
After ten years	2,385,634	2,361,261	3,630,613	3,540,582
	$2,881,484	$2,855,791	$4,218,854	$4,122,907

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2019, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$1,597	$3,013	$—	$—	$4,610
State and municipal securities	—	—	5,854	25,656	31,510
Mortgage-backed securities:
Agency	—	950	26,463	860,347	887,760
Commercial	—	36,091	—	78,407	114,498
Non-agency	—	9,483	—	1,028	10,511
Corporate fixed income securities	300	597,094	77,484	—	674,878
Asset-backed securities	—	—	306,077	1,418,957	1,725,034
	$1,897	$646,631	$415,878	$2,384,395	$3,448,801
Held-to-maturity securities
Asset-backed securities	$—	$—	$495,850	$2,385,634	$2,881,484

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2019 and December 31, 2018, securities of $675.5 million and $1.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2019 and December 31, 2018, securities of $946.4 million and $1.6 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government securities	$—	$—	$(3)	$1,746	$(3)	$1,746
Mortgage-backed securities:
Agency	(4,945)	485,290	$(2,106)	$182,398	(7,051)	667,688
Commercial	(162)	36,263	(19)	2,216	(181)	38,479
Non-agency	—	—	(27)	1,027	(27)	1,027
Corporate fixed income securities	(19)	44,242	(86)	57,443	(105)	101,685
Asset-backed securities	(5,241)	702,155	(3,529)	239,386	(8,770)	941,541
	$(10,367)	$1,267,950	$(5,770)	$484,216	$(16,137)	$1,752,166
Held-to-maturity securities
Asset-backed securities	$(3,899)	$572,590	$(29,179)	$1,515,354	$(33,078)	$2,087,944

At September 30, 2019, the amortized cost of 137 securities classified as available for sale exceeded their fair value by $16.1 million, of which $5.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2019, was $1.8 billion, which was 50.8% of our available-for-sale portfolio.

At September 30, 2019, the carrying value of 108 securities held to maturity exceeded their fair value by $33.1 million, of which $29.2 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and nine months ended September 30, 2019 and 2018.

We believe the gross unrealized losses of $49.2 million related to our investment portfolio, as of September 30, 2019, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2019 and December 31, 2018 (in thousands, except percentages):

	September 30, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
Commercial and industrial	$3,315,706	36.0%	$3,304,234	38.5%
Residential real estate	3,043,271	33.1	2,875,014	33.5
Securities-based loans	1,986,339	21.6	1,786,966	20.8
Commercial real estate	387,868	4.2	318,961	3.7
Construction and land	293,116	3.2	138,245	1.6
Home equity lines of credit	50,518	0.5	38,098	0.4
Other	120,814	1.4	120,129	1.5
Gross bank loans	9,197,632	100.0%	8,581,647	100.0%
Unamortized loan discount, net	(8,418)		(12,155)
Loans in process	2,450		27,984
Unamortized loan fees, net	1,599		5,972
Allowance for loan losses	(91,360)		(85,833)
Bank loans, net	$9,101,903		$8,517,615

At September 30, 2019 and December 31, 2018, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $26.3 million and $28.8 million, respectively.

At September 30, 2019 and December 31, 2018, we had loans held for sale of $265.3 million and $205.6 million, respectively. For the three months ended September 30, 2019 and 2018, we recognized gains of $4.5 million and $2.6 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2019 and 2018, we recognized gains of $7.7 million and $7.8 million, respectively, from the sale of originated loans, net of fees and costs.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 (in thousands).

	Three Months Ended September 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,263	$(1,070)	$(21)	$—	$68,172
Residential real estate	12,042	519	—	1	12,562
Securities-based loans	2,311	(130)	—	—	2,181
Commercial real estate	2,478	425	—	—	2,903
Construction and land	2,402	865	—	—	3,267
Home equity lines of credit	421	13	—	1	435
Other	179	38	(35)	13	195
Qualitative	1,376	269	—	—	1,645
	$90,472	$929	$(56)	$15	$91,360

	Nine Months Ended September 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$(116)	$(79)	$—	$68,172
Residential real estate	11,228	1,246	—	88	12,562
Securities-based loans	1,978	203	—	—	2,181
Commercial real estate	1,778	1,125	—	—	2,903
Construction and land	1,241	2,026	—	—	3,267
Home equity lines of credit	310	123	—	2	435
Other	88	156	(87)	38	195
Qualitative	843	802	—	—	1,645
	$85,833	$5,565	$(166)	$128	$91,360

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2019 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$60,014	$68,172	$14,169	$3,301,537	$3,315,706
Residential real estate	24	12,538	12,562	1,697	3,041,574	3,043,271
Securities-based loans	—	2,181	2,181	—	1,986,339	1,986,339
Commercial real estate	—	2,903	2,903	—	387,868	387,868
Construction and land	—	3,267	3,267	—	293,116	293,116
Home equity lines of credit	—	435	435	184	50,334	50,518
Other	18	177	195	153	120,661	120,814
Qualitative	—	1,645	1,645	—	—	—
	$8,200	$83,160	$91,360	$16,203	$9,181,429	$9,197,632

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 (in thousands).

	Three Months Ended September 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$59,572	$5,008	$—	$—	$64,580
Residential real estate	9,328	1,165	—	—	10,493
Securities-based loans	1,928	(5)	—	—	1,923
Commercial real estate	1,672	90	—	—	1,762
Home equity lines of credit	229	—	—	—	229
Construction and land	303	600	—	—	903
Other	13	(3)	—	1	11
Qualitative	730	69	—	—	799
	$73,775	$6,924	$—	$1	$80,700

	Nine Months Ended September 30, 2018
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$10,118	$(12)	$—	$64,580
Residential real estate	8,430	2,063	—	—	10,493
Securities-based loans	2,088	(165)	—	—	1,923
Commercial real estate	1,520	242	—	—	1,762
Home equity lines of credit	162	65	—	2	229
Construction and land	100	803	—	—	903
Other	16	(5)	(2)	2	11
Qualitative	676	123	—	—	799
	$67,466	$13,244	$(14)	$4	$80,700

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a troubled debt restructuring, which have been specifically identified for impairment analysis by the Company and determined to be impaired. At September 30, 2019, we had $16.2 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at September 30, 2019 was $8.2 million. At December 31, 2018, we had $24.4 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2018 was $8.7 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2019 and 2018, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2019 and December 31, 2018, including the average recorded investment balance for the year to date period presented (in thousands):

	September 30, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$14,169	$104	$14,065	$14,169	$8,158	$22,102
Residential real estate	1,767	1,532	165	1,697	24	1,536
Home equity lines of credit	184	184	—	184	—	184
Other	303	—	153	153	18	185
Total	$16,423	$1,820	$14,383	$16,203	$8,200	$24,007

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,677	$242	$23,435	$23,677	$8,678	$23,807
Residential real estate	544	352	167	519	24	275
Home equity lines of credit	184	184	—	184	—	184
Other	694	11	10	21	1	70
Total	$25,099	$789	$23,612	$24,401	$8,703	$24,336

The following tables present the aging of the recorded investment in past due loans at September 30, 2019 and December 31, 2018 by portfolio segment (in thousands):

	As of September 30, 2019
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,116	$14,116	$3,301,590	$3,315,706
Residential real estate	3,018	1,248	4,266	3,039,005	3,043,271
Securities-based loans	—	—	—	1,986,339	1,986,339
Commercial real estate	—	—	—	387,868	387,868
Construction and land	—	—	—	293,116	293,116
Home equity lines of credit	216	—	216	50,302	50,518
Other	175	147	322	120,492	120,814
Total	$3,409	$15,511	$18,920	$9,178,712	$9,197,632

	As of September 30, 2019*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,116	$—	$14,116
Residential real estate	1,532	165	1,697
Home equity lines of credit	184	—	184
Other	153	—	153
Total	$15,985	$165	$16,150

*	There were no loans past due 90 days and still accruing interest at September 30, 2019.

	As of December 31, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,656	$14,656	$3,289,578	$3,304,234
Residential real estate	6,970	377	7,347	2,867,667	2,875,014
Securities-based loans	—	—	—	1,786,966	1,786,966
Commercial real estate	—	—	—	318,961	318,961
Construction and land	—	—	—	138,245	138,245
Home equity lines of credit	33	—	33	38,065	38,098
Other	—	134	134	119,995	120,129
Total	$7,003	$15,167	$22,170	$8,559,477	$8,581,647

	As of December 31, 2018*
	Non-Accrual	Restructured	Total
Commercial and industrial	$14,741	$8,936	$23,677
Residential real estate	352	167	519
Home equity lines of credit	184	—	184
Other	21	—	21
Total	$15,298	$9,103	$24,401

*	There were no loans past due 90 days and still accruing interest at December 31, 2018.

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

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2019 and December 31, 2018, 98.3% and 98.4% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,275,266	$26,271	$14,169	$—	$3,315,706
Residential real estate	3,041,574	—	1,697	—	3,043,271
Securities-based loans	1,986,339	—	—	—	1,986,339
Commercial real estate	387,868	—	—	—	387,868
Construction and land	293,116	—	—	—	293,116
Home equity lines of credit	50,334	—	184	—	50,518
Other	120,661	—	—	153	120,814
Total	$9,155,158	$26,271	$16,050	$153	$9,197,632

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,254,698	$34,795	$14,741	$—	$3,304,234
Residential real estate	2,874,495	—	519	—	2,875,014
Securities-based loans	1,786,966	—	—	—	1,786,966
Commercial real estate	318,961	—	—	—	318,961
Construction and land	138,245	—	—	—	138,245
Home equity lines of credit	37,914	—	184	—	38,098
Other	119,912	196	—	21	120,129
Total	$8,531,191	$34,991	$15,444	$21	$8,581,647

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2018	Adjustments	Write-off	September 30, 2019
Goodwill
Global Wealth Management	$340,395	$6,336	$—	$346,731
Institutional Group	694,284	117,108	—	811,392
	$1,034,679	$123,444	$—	$1,158,123

	December 31, 2018	Net Additions	Amortization	September 30, 2019
Intangible assets
Global Wealth Management	$60,532	$—	$(5,527)	$55,005
Institutional Group	59,123	7,743	(5,433)	61,433
	$119,655	$7,743	$(10,960)	$116,438

The adjustments to goodwill included in our Institutional Group segment during the nine months ended September 30, 2019 are primarily attributable to the following:

On January 2, 2019, the Company completed the acquisition of First Empire. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $22.7 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment.

On July 1, 2019, the Company completed the acquisition of Mooreland. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $37.4 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment.

On September 3, 2019, the Company completed the acquisition of B&F. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $19.6 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment.

On September 27, 2019, the Company completed the acquisition of certain assets of GKB. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $45.2 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment.

The allocation of the purchase price of these acquisitions are preliminary and will be finalized upon completion of the analysis of the fair values of the net assets as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 1 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of each respective business, its employees and customer base. Goodwill is expected to be deductible for federal income tax purposes.

The adjustments to goodwill included in our Global Wealth Management segment during the nine months ended September 30, 2019 are primarily attributable to the Business Bank acquisition, which closed on August 31, 2018.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$168,110	$72,794	$160,745	$65,254
Trade name	27,131	13,200	26,831	11,755
Core deposits	8,615	2,474	8,615	816
Non-compete agreements	2,714	1,794	2,603	1,452
Investment banking backlog	1,445	1,315	1,431	1,293
	$208,015	$91,577	$200,225	$80,570

Amortization expense related to intangible assets was $3.8 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $11.0 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2019, are: customer relationships, 9.7 years; trade name, 9.0 years; core deposits, 4.4 years; and non-compete agreements, 9.3 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of September 30, 2019, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2019	$3,493
2020	13,573
2021	12,718
2022	11,903
2023	11,234
Thereafter	61,399
$114,320

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

Our uncommitted secured lines of credit at September 30, 2019, totaled $935.0 million with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the nine months ended September 30, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2019, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $250.0 million as of September 30, 2019 are floating-rate advances. The weighted average interest rates on these advances during the three and nine months ended September 30, 2019 was 1.70% and 1.79%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at September 30, 2019, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At September 30, 2019, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2020 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At September 30, 2019, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(8,249)	(9,027)
Senior notes, net	$1,016,751	$1,015,973

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
$1,025,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Money market and savings accounts	$13,573,614	$13,609,612
Certificates of deposit	792,515	1,763,336
Demand deposits (interest-bearing)	359,529	392,765
Demand deposits (non-interest-bearing)	110,988	97,900
	$14,836,646	$15,863,613

The weighted-average interest rate on deposits was 0.73% and 0.60% at September 30, 2019 and December 31, 2018, respectively.

Scheduled maturities of certificates of deposit at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Certificates of deposit, less than $100,000:
Within one year	$5,317	$4,858
One to three years	437	623
Three to five years	113	140
	$5,867	$5,621
Certificates of deposit, $100,000 and greater:
Within one year	$706,225	$1,535,784
One to three years	70,398	195,159
Three to five years	10,025	26,772
	786,648	1,757,715
	$792,515	$1,763,336

At September 30, 2019 and December 31, 2018, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $8.9 million and $6.5 million, respectively. Brokerage customers’ deposits were $13.7 billion and $15.2 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments designated as hedging instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$250,000	Other assets	$1,416

	December 31, 2018
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$540,000	Other assets	$7,683

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $1.0 million will be reclassified as interest income.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain Reclassified From OCI Into Income
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Cash flow interest rate contracts	$40	$(603)	$604	$1,504

	Gain/(Loss) Recognized in OCI		Gain Reclassified From OCI Into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flow interest rate contracts	$2,846	$(5,823)	$2,910	$3,262

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2019 and December 31, 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of September 30, 2019:
Securities borrowing (1)	$214,100	$—	$214,100	$(139,759)	$(55,766)	$18,575
Reverse repurchase agreements (2)	624,049	—	624,049	(27,766)	(595,165)	1,118
Cash flow interest rate contracts	1,416	—	1,416	—	—	1,416
	$839,565	$—	$839,565	$(167,525)	$(650,931)	$21,109
As of December 31, 2018:
Securities borrowing (1)	$109,795	$—	$109,795	$(57,328)	$(45,005)	$7,462
Reverse repurchase agreements (2)	699,900	—	699,900	(365,822)	(329,740)	4,338
Cash flow interest rate contracts	7,683	—	7,683	—	—	7,683
	$817,378	$—	$817,378	$(423,150)	$(374,745)	$19,483

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $623.2 million and $695.6 million at September 30, 2019 and December 31, 2018, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2019 and December 31, 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of September 30, 2019:
Securities lending (3)	$(516,941)	$—	$(516,941)	$139,759	$377,182	$—
Repurchase agreements (4)	(564,892)	—	(564,892)	27,766	537,126	—
	$(1,081,833)	$—	$(1,081,833)	$167,525	$914,308	$—
As of December 31, 2018:
Securities lending (3)	$(392,163)	$—	$(392,163)	$57,328	$325,110	$(9,725)
Repurchase agreements (4)	(535,394)	—	(535,394)	365,822	169,572	—
	$(927,557)	$—	$(927,557)	$423,150	$494,682	$(9,725)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $586.9 million and $558.6 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2019, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2019, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2019, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At September 30, 2019, Stifel had net capital of $326.4 million, which was 18.2% of aggregate debit items and $290.6 million in excess of its minimum required net capital. At September 30, 2019, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2019, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2019 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,952,043	15.6%	$563,006	4.5%	$813,231	6.5%
Tier 1 capital	2,266,356	18.1%	750,675	6.0%	1,000,900	8.0%
Total capital	2,416,874	19.3%	1,000,900	8.0%	1,251,125	10.0%
Tier 1 leverage	2,266,356	10.0%	907,623	4.0%	1,134,529	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,032,752	13.1%	$355,002	4.5%	$512,781	6.5%
Tier 1 capital	1,037,065	13.1%	473,336	6.0%	631,115	8.0%
Total capital	1,127,126	14.3%	631,115	8.0%	788,894	10.0%
Tier 1 leverage	1,037,065	7.3%	568,473	4.0%	710,592	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$148,620	17.9%	$37,443	4.5%	$54,084	6.5%
Tier 1 capital	148,620	17.9%	49,924	6.0%	66,565	8.0%
Total capital	158,649	19.1%	66,565	8.0%	83,206	10.0%
Tier 1 leverage	148,620	7.0%	84,407	4.0%	105,508	5.0%

NOTE 17 – Operating Leases

The table below presents information about operating lease liabilities as of September 30, 2019, (in thousands, except percentages).

Remainder of 2019	$22,331
2020	86,712
2021	81,631
2022	80,779
2023	79,830
Thereafter	537,119
Total undiscounted lease payments	888,402
Imputed interest	(215,274)
Total operating lease liabilities	$673,128
Weighted average remaining lease term	11.4 years
Weighted average discount rate	4.60%

In the table above, the weighted average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

Operating lease costs, included in occupancy and equipment rental in the consolidated statements of operations, were $22.1 million and $21.5 million for the three months ended September 30, 2019 and 2018, respectively. Operating lease costs were $65.6 million and $65.6 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had a total lease portfolio of 13 aircraft engines with a net book value of $179.1 million, which is included in fixed assets, net in the consolidated statements of financial condition.

As of September 30, 2019, minimum future payments under non-cancelable leases were (in thousands):

Remainder of 2019	$6,531
2020	24,598
2021	20,162
2022	11,980
2023	6,865
Thereafter	11,737
$81,873

Lease income, included in other income in the consolidated statements of operations, was $5.2 million and $18.5 million for the three and nine months ended September 30, 2019, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Revenues from contracts with customers:
Commissions	$163,920	$158,016
Investment banking	198,790	169,012
Asset management and service fees	217,628	200,743
Other	5,249	4,394
Total revenue from contracts with customers	585,587	532,165
Other sources of revenue:
Interest	178,784	169,760
Principal transactions	97,847	83,152
Other	3,498	1,733
Total revenues	$865,716	$786,810

	Nine Months Ended September 30,
	2019	2018
Revenues from contracts with customers:
Commissions	$484,350	$490,693
Investment banking	540,247	506,437
Asset management and service fees	624,066	596,112
Other	12,779	11,908
Total revenue from contracts with customers	1,661,442	1,605,150
Other sources of revenue:
Interest	557,795	461,915
Principal transactions	298,343	269,918
Other	21,682	6,649
Total revenues	$2,539,262	$2,343,632

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$118,061	$45,859	$—	$163,920
Capital raising (1)	9,855	84,088	—	93,943
Advisory fees (1)	—	104,847	—	104,847
Investment banking	9,855	188,935	—	198,790
Asset management	217,616	12	—	217,628
Other	4,615	—	634	5,249
Total	350,147	234,806	634	585,587
Primary Geographic Region:
United States	350,147	195,220	634	546,001
United Kingdom	—	38,249	—	38,249
Other	—	1,337	—	1,337
	$350,147	$234,806	$634	$585,587

	Three Months Ended September 30, 2018 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$117,795	$40,220	$—	$158,015
Capital raising (1)	7,722	85,553	—	93,275
Advisory fees (1)	—	75,717	—	75,717
Investment banking	7,722	161,270	—	168,992
Asset management	200,735	8	—	200,743
Other	3,376	—	1,018	4,394
Total	329,628	201,498	1,018	532,144
Primary Geographic Region:
United States	329,628	172,382	1,018	503,028
United Kingdom	—	28,197	—	28,197
Other	—	919	—	919
	$329,628	$201,498	$1,018	$532,144

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Nine Months Ended September 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$348,272	$136,078	$—	$484,350
Capital raising (1)	28,637	218,962	—	247,599
Advisory fees (1)	—	292,648	—	292,648
Investment banking	28,637	511,610	—	540,247
Asset management	624,025	41	—	624,066
Other	10,619	—	2,160	12,779
Total	1,011,553	647,729	2,160	1,661,442
Primary Geographic Region:
United States	1,011,553	544,918	2,160	1,558,631
United Kingdom	—	99,020	—	99,020
Other	—	3,791	—	3,791
	$1,011,553	$647,729	$2,160	$1,661,442

	Nine Months Ended September 30, 2018 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$355,129	$135,563	$—	$490,692
Capital raising (1)	23,378	222,666	—	246,044
Advisory fees (1)	81	260,312	—	260,393
Investment banking	23,459	482,978	—	506,437
Asset management	596,081	31	—	596,112
Other	8,969	—	2,939	11,908
Total	983,638	618,572	2,939	1,605,149
Primary Geographic Region:
United States	983,638	522,147	2,939	1,508,724
United Kingdom	—	92,029	—	92,029
Other	—	4,396	—	4,396
	$983,638	$618,572	$2,939	$1,605,149

(1)  Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2019.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $147.6 million and $116.7 million at September 30, 2019 and December 31, 2018, respectively. We had no significant impairments related to these receivables during the nine months ended September 30, 2019.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2019 and December 31, 2018 was $14.4 million and $11.1 million, respectively.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Bank loans, net	$95,436	$78,766	$284,541	$210,790
Investment securities	54,945	66,825	182,127	185,263
Margin balances	13,334	13,066	40,437	36,322
Financial instruments owned	5,668	5,733	18,395	15,645
Other	9,401	5,370	32,295	13,895
	$178,784	$169,760	$557,795	$461,915
Interest expense:
Bank deposits	$24,815	$25,856	$82,228	$49,329
Senior notes	11,121	11,248	33,365	33,488
Federal Home Loan Bank advances	1,146	4,232	5,735	10,579
Other	7,062	7,132	25,155	18,804
	$44,144	$48,468	$146,483	$112,200

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 3.3 million shares at September 30, 2019.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $33.6 million and $31.7 million for the three months ended September 30, 2019 and 2018, respectively, and $97.4 million and $82.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Restricted Stock Units and Restricted Stock Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Our Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the deferred awards to vest. Employees forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2019, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 15.9 million, of which 13.8 million were unvested.

At September 30, 2019, there was unrecognized compensation cost for deferred awards of approximately $456.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Profit Sharing Plan

Eligible employees of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain employee contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.2 million and $3.4 million for the three months ended September 30, 2019 and 2018, respectively and $9.6 million and $10.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2019 and December 31, 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.7 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $564.9 million and $535.4 million, respectively.

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

At September 30, 2019 and December 31, 2018, Stifel Bancorp had outstanding commitments to originate loans aggregating $616.1 million and $146.7 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2019, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2019 and December 31, 2018, Stifel Bancorp had outstanding letters of credit totaling $16.1 million and $26.3 million, respectively. A majority of the standby letters of credit commitments at September 30, 2019, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2019 and December 31, 2018, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $1.4 billion and $919.5 million, respectively.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues: (1)
Global Wealth Management	$534,571	$498,161	$1,577,614	$1,481,063
Institutional Group	290,222	245,952	822,110	768,855
Other	(3,221)	(5,771)	(6,945)	(18,486)
	$821,572	$738,342	$2,392,779	$2,231,432
Income/(loss) before income taxes:
Global Wealth Management	$202,823	$183,377	$589,665	$548,043
Institutional Group	48,623	34,305	120,129	114,899
Other	(100,692)	(77,152)	(273,249)	(284,511)
	$150,754	$140,530	$436,545	$378,431

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2019 or 2018.

The following table presents our company’s total assets on a segment basis at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Global Wealth Management	$20,153,135	$21,040,224
Institutional Group	3,730,332	3,238,617
Other	277,310	240,757
	$24,160,777	$24,519,598

We have operations in the United States, United Kingdom, and Europe. The Company’s foreign operations are conducted through its wholly owned subsidiary, SNEL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$775,356	$703,746	$2,271,056	$2,113,039
United Kingdom	43,632	32,623	113,783	109,482
Other	2,584	1,973	7,940	8,911
	$821,572	$738,342	$2,392,779	$2,231,432

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income applicable to Stifel Financial Corp.	$109,414	$103,858	$317,706	$279,906
Preferred dividends	4,844	2,343	12,476	7,031
Net income available to common shareholders	$104,570	$101,515	$305,230	$272,875
Shares for basic and diluted calculation:
Average shares used in basic computation	71,197	71,919	72,512	71,824
Dilutive effect of stock options and units (1)	6,947	9,565	6,314	9,601
Average shares used in diluted computation	78,144	81,484	78,826	81,425
Earnings per common share:
Basic	$1.47	$1.41	$4.21	$3.80
Diluted	$1.34	$1.25	$3.87	$3.35

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and nine months ended September 30, 2019 and 2018, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2019, we declared and paid cash dividends of $0.15 and $0.45 per common share. During the three and nine months ended September 30, 2018, we declared and paid cash dividends of $0.12 and $0.36 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2019, the maximum number of shares that may yet be purchased under this plan was 5.8 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended September 30, 2019, we repurchased $55.5 million, or 1.0 million shares using existing Board authorizations at an average price of $55.43 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2019, we repurchased $180.4 million, or 3.3 million shares using existing Board authorizations at an average price of $55.10 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended September 30, 2018, we repurchased $16.6 million, or 0.3 million shares using existing Board authorizations at an average price of $53.93 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2018, we repurchased $62.5 million, or 1.1 million shares using existing Board authorizations at an average price of $55.66 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the nine months ended September 30, 2019, we issued 1.4 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $245.2 million at September 30, 2019. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2019 and 2018. In addition, our direct investment interest in these entities is insignificant at September 30, 2019.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $223.4 million at September 30, 2019. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at September 30, 2019. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2019 and 2018.

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

As the holder of the E-Certificate, our obligation to absorb losses is limited to the equity at risk (in this instance the consideration paid to acquire the E-Certificate). The residual returns that could be potentially generated by the activities of FAN are not pro rata with our ownership interests in the securitization. As Jet Holdings maintained significant power and benefits of FAN through the E-Certificate and other contractual rights, on the acquisition date, our company was considered the primary beneficiary, and Jet Holdings and FAN were consolidated.

On May 1, 2019, the holders of the Series A Notes issued a Written Direction to Give Default Notice to Deutsche Bank Trust. The Event of Default Notice, which accelerated the amortization on the repayment of the debt, materially altered the cash flows and benefits available to our company as the holder of the E-Certificate. Based on the structural changes of the securitization interests, the Company concluded that it was no longer the primary beneficiary of the variable interest; therefore, Jet Holdings and FAN were deconsolidated on July 1, 2019. The impact of the deconsolidation was immaterial to the consolidated financial statements.

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

On September 3, 2019, the Company completed the acquisition of B&F Capital Markets, Inc. (“B&F”), a privately held firm focused on providing regional and community banks throughout the United States with interest rate derivative programs through a combination of experienced professionals and proprietary software.

On September 27, 2019, the Company completed the acquisition of certain assets of George K. Baum & Company (“GKB”), a privately held investment-banking firm focused on public finance and taxable fixed income sales and trading

On November 1, 2019, the Company completed the acquisition of MainFirst, an independent European capital markets firm, specializing in equity brokerage and research, equity capital markets, and asset management.

Results for the three and nine months ended September 30, 2019

For the three months ended September 30, 2019, net revenues increased 11.3% to a record $821.6 million from $738.3 million during the comparable period in 2018. Net income available to common shareholders increased 3.0% to $104.6 million, or $1.34 per diluted common share for the three months ended September 30, 2019, compared to $101.5 million, or $1.25 per diluted common share during the comparable period in 2018.

For the nine months ended September 30, 2019, net revenues increased 7.2% to a record $2.4 billion compared to $2.2 billion during the comparable period in 2018. Net income available to common shareholders increased 11.9% to $305.2 million, or $3.87 per diluted common share for the nine months ended September 30, 2019, compared to $272.9 million, or $3.35 per diluted common share during the comparable period in 2018.

Our revenue growth for the three months ended September 30, 2019 was primarily attributable to an increase in advisory fees; an increase in brokerage revenues; the growth in asset management and service fees as a result of increased assets under management; and higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp.

Our revenue growth for the nine months ended September 30, 2019 was primarily attributable to higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp; an increase in brokerage revenues; increased advisory fee revenues; and the growth in asset management and service fees as a result of increased assets under management; partially offset by a decrease in commissions revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2019, the NASDAQ, S&P 500, and Dow Jones Industrial Average closed 20.6%, 18.7%, and 15.4% higher than their December 31, 2018 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$163,920	$158,016	3.7	20.0%	21.4%
Principal transactions	97,847	83,152	17.7	11.9	11.3
Brokerage revenues	261,767	241,168	8.5	31.9	32.7
Investment banking	198,790	169,012	17.6	24.2	22.9
Asset management and service fees	217,628	200,743	8.4	26.5	27.2
Interest	178,784	169,760	5.3	21.8	23.0
Other income	8,747	6,127	42.8	1.0	0.8
Total revenues	865,716	786,810	10.0	105.4	106.6
Interest expense	44,144	48,468	(8.9)	5.4	6.6
Net revenues	821,572	738,342	11.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	486,160	422,324	15.1	59.2	57.2
Occupancy and equipment rental	58,649	54,035	8.5	7.1	7.3
Communication and office supplies	36,817	33,330	10.5	4.5	4.5
Commissions and floor brokerage	10,542	11,338	(7.0)	1.3	1.5
Other operating expenses	78,650	76,785	2.4	9.6	10.5
Total non-interest expenses	670,818	597,812	12.2	81.7	81.0
Income before income taxes	150,754	140,530	7.3	18.3	19.0
Provision for income taxes	40,632	36,672	10.8	4.9	5.0
Net Income	110,122	103,858	6.0	13.4	14.0
Net income applicable to non-controlling interests	708	—	n/m	0.1	—
Net income applicable to Stifel Financial Corp.	109,414	103,858	5.3	13.3	14.0
Preferred dividends	4,844	2,343	106.7	0.6	0.3
Net income available to common shareholders	$104,570	$101,515	3.0	12.7%	13.7%

Nine months Ended September 30, 2019 Compared with Nine months Ended September 30, 2018

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$484,350	$490,693	(1.3)	20.2%	22.0%
Principal transactions	298,343	269,918	10.5	12.5	12.1
Brokerage revenues	782,693	760,611	2.9	32.7	34.1
Investment banking	540,247	506,437	6.7	22.6	22.7
Asset management and service fees	624,066	596,112	4.7	26.1	26.7
Interest	557,795	461,915	20.8	23.3	20.7
Other income	34,461	18,557	85.7	1.4	0.8
Total revenues	2,539,262	2,343,632	8.3	106.1	105.0
Interest expense	146,483	112,200	30.6	6.1	5.0
Net revenues	2,392,779	2,231,432	7.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,411,135	1,322,387	6.7	59.0	59.3
Occupancy and equipment rental	178,566	165,226	8.1	7.5	7.4
Communication and office supplies	107,583	103,468	4.0	4.5	4.6
Commissions and floor brokerage	32,506	30,798	5.5	1.4	1.4
Other operating expenses	226,444	231,122	(2.0)	9.4	10.4
Total non-interest expenses	1,956,234	1,853,001	5.6	81.8	83.1
Income before income taxes	436,545	378,431	15.4	18.2	16.9
Provision for income taxes	117,227	98,525	19.0	4.9	4.4
Net Income	319,318	279,906	14.1	13.3	12.5
Net income applicable to non-controlling interests	1,612	—	n/m	0.1	—
Net income applicable to Stifel Financial Corp.	317,706	279,906	13.5	13.2	12.5
Preferred dividends	12,476	7,031	77.4	0.5	0.3
Net income available to common shareholders	$305,230	$272,875	11.9	12.7%	12.2%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net revenues:
Commissions	$163,920	$158,016	3.7	$484,350	$490,693	(1.3)
Principal transactions	97,847	83,152	17.7	298,343	269,918	10.5
Brokerage revenues	261,767	241,168	8.5	782,693	760,611	2.9
Advisory fees	104,847	75,717	38.5	292,648	260,393	12.4
Capital raising	93,943	93,295	0.7	247,599	246,044	0.6
Investment banking	198,790	169,012	17.6	540,247	506,437	6.7
Asset management and service fees	217,628	200,743	8.4	624,066	596,112	4.7
Net interest	134,640	121,292	11.0	411,312	349,715	17.6
Other income	8,747	6,127	42.8	34,461	18,557	85.7
Total net revenues	$821,572	$738,342	11.3	$2,392,779	$2,231,432	7.2

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2019, commission revenues increased 3.7% to $163.9 million from $158.0 million in the comparable period in 2018. The increase is primarily attributable to transactions associated with our new litigation finance product. For the nine months ended September 30, 2019, commission revenues decreased 1.3% to $484.4 million from $490.7 million in the comparable period in 2018. The decrease is primarily attributable to lower OTC transactions from the comparable period in 2018, partially offset by an increase in revenues associated with our litigation finance product.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended September 30, 2019, principal transactions revenues increased 17.7% to $97.8 million from $83.2 million in the comparable period in 2018.  For the nine months ended September 30, 2019, principal transactions revenues increased 10.5% to $298.3 million from $269.9 million in the comparable period in 2018. The increase is primarily attributable to higher institutional fixed income brokerage revenues, as a result of increased trading levels.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2019, investment banking revenues increased 17.6% to $198.8 million from $169.0 million in the comparable period in 2018.

Advisory fee revenues increased 38.5% to $104.8 million for the three months ended September 30, 2019 from $75.7 million in the comparable period in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2018.

Capital raising revenues increased 0.7% to $93.9 million for the three months ended September 30, 2019 from $93.3 million in the comparable period in 2018. For the three months ended September 30, 2019, equity capital raising revenues decreased 11.2% to $59.0 million from $66.5 million in the comparable period in 2018.  For the three months ended September 30, 2019, fixed income capital raising revenues increased 30.3% to $34.9 million from $26.8 million in the comparable period in 2018.

For the nine months ended September 30, 2019, investment banking revenues increased 6.7% to $540.2 million from $506.4 million in the comparable period in 2018.

Advisory fee revenues increased 12.4% to $292.6 million for the nine months ended September 30, 2019 from $260.4 million in the comparable period in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable period in 2018.

Capital raising revenues increased 0.6% to $247.6 million for the nine months ended September 30, 2019 from $246.0 million in the comparable period in 2018. For the nine months ended September 30, 2019, equity capital raising revenues decreased 9.7% to $156.0 million from $172.8 million in the comparable period in 2018.  For the nine months ended September 30, 2019, fixed income capital raising revenues increased 25.1% to $91.6 million from $73.2 million in the comparable period in 2018.

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

For the three months ended September 30, 2019, asset management and service fee revenues increased 8.4% to $217.6 million from $200.7 million in the comparable period in 2018. For the nine months ended September 30, 2019, asset management and service fee revenues increased 4.7% to $624.1 million from $596.1 million in the comparable period in 2018. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended September 30, 2019, other income increased 42.8% to $8.7 million from $6.1 million during the comparable period in 2018. For the nine months ended September 30, 2019, other income increased 85.7% to $34.5 million from $18.6 million during the comparable period in 2018. The increase is primarily attributable to rental income generated from our aircraft engine leasing business. Other income primarily includes investment gains and losses, rental income, and loan originations fees.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,056,265	$5,682	2.15%	$387,771	$2,275	2.35%
Financial instruments owned	1,157,797	5,668	1.96%	1,171,440	5,733	1.96%
Margin balances	1,308,259	13,334	4.08%	1,323,964	13,066	3.95%
Investment portfolio	6,403,691	54,945	3.43%	8,004,215	66,825	3.34%
Loans	9,325,120	95,436	4.09%	8,111,469	78,766	3.88%
Other interest-bearing assets	678,717	3,719	2.19%	747,427	3,095	1.66%
Total interest-earning assets/interest income	$19,929,849	$178,784	3.59%	$19,746,286	$169,760	3.44%
Interest-bearing liabilities:
Short-term borrowings	$20,991	$138	2.63%	$35,251	$255	2.89%
Stock loan	494,699	1,175	0.95%	497,081	2,022	1.63%
Senior notes (Stifel Financial)	1,016,580	11,121	4.38%	1,015,714	11,248	4.43%
Stifel Capital Trusts	60,000	645	4.30%	67,500	715	4.24%
Deposits	14,926,177	24,815	0.67%	14,003,177	25,856	0.74%
FHLB	270,092	1,146	1.70%	1,028,789	4,232	1.65%
Other interest-bearing liabilities	1,118,287	5,104	1.83%	1,027,141	4,140	1.61%
Total interest-bearing liabilities/interest expense	$17,906,826	44,144	0.99%	$17,674,653	48,468	1.10%
Net interest income/margin		$134,640	2.70%		$121,292	2.46%

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$986,935	$17,837	2.41%	$391,421	$5,807	1.98%
Financial instruments owned	1,251,880	18,395	1.96%	1,181,295	15,645	1.77%
Margin balances	1,286,090	40,437	4.19%	1,303,902	36,322	3.71%
Investment portfolio	6,857,310	182,127	3.54%	7,751,000	185,263	3.19%
Loans	9,142,924	284,541	4.15%	7,622,413	210,790	3.69%
Other interest-bearing assets	748,868	14,458	2.57%	775,449	8,088	1.39%
Total interest-earning assets/interest income	$20,274,007	$557,795	3.67%	$19,025,480	$461,915	3.24%
Interest-bearing liabilities:
Short-term borrowings	$39,667	$902	3.03%	$99,037	$1,868	2.51%
Stock loan	505,932	6,612	1.74%	434,538	5,771	1.77%
Senior notes (Stifel Financial)	1,016,309	33,365	4.38%	1,015,714	33,488	4.40%
Stifel Capital Trusts	60,000	1,985	4.41%	67,500	2,014	3.98%
Deposits	14,978,783	82,228	0.73%	13,529,200	49,329	0.49%
FHLB	426,535	5,735	1.79%	925,075	10,579	1.52%
Other interest-bearing liabilities	1,109,281	15,656	1.88%	1,010,782	9,151	1.21%
Total interest-bearing liabilities/interest expense	$18,136,507	146,483	1.08%	$17,081,846	112,200	0.88%
Net interest income/margin		$411,312	2.71%		$349,715	2.45%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2019, net interest income increased to $134.6 million from $121.3 million during the comparable period in 2018. For the nine months ended September 30, 2019, net interest income increased to $411.3 million from $349.7 million during the comparable period in 2018.

For the three months ended September 30, 2019, interest revenue increased 5.3% to $178.8 million from $169.8 million in the comparable period in 2018, principally as a result of an increase in interest revenue generated from interest-earning assets of Stifel Bancorp and an increase in interest-earning cash balances. The average interest-earning assets of Stifel Bancorp increased to $16.3 billion during the three months ended September 30, 2019 compared to $16.2 billion during the comparable period in 2018 at average interest rates of 3.77% and 3.61%, respectively.

For the nine months ended September 30, 2019, interest revenue increased 20.8% to $557.8 million from $461.9 million in the comparable period in 2018, principally as a result of an increase in interest revenue generated from the interest-earning assets of Stifel Bancorp, an increase in interest-earning cash balances, and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $16.6 billion during the nine months ended September 30, 2019 compared to $15.5 billion during the comparable period in 2018 at average interest rates of 3.85% and 3.43%, respectively.

For the three months ended September 30, 2019, interest expense decreased 8.9% to $44.1 million from $48.5 million during the comparable period in 2018. The decrease is primarily attributable to a decrease in interest-bearing liabilities (FHLB advances and deposits) at Stifel Bancorp. For the nine months ended September 30, 2019, interest expense increased 30.6% to $146.5 million from $112.2 million in the comparable period in 2018. The increase is primarily attributable to an increase in interest-bearing liabilities (deposits) at Stifel Bancorp, partially offset by a decrease in FHLB advances.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$486,160	$422,324	15.1	$1,411,135	$1,322,387	6.7
Occupancy and equipment rental	58,649	54,035	8.5	178,566	165,226	8.1
Communications and office supplies	36,817	33,330	10.5	107,583	103,468	4.0
Commissions and floor brokerage	10,542	11,338	(7.0)	32,506	30,798	5.5
Other operating expenses	78,650	76,785	2.4	226,444	231,122	(2.0)
Total non-interest expenses	$670,818	$597,812	12.2	$1,956,234	$1,853,001	5.6

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

For the three months ended September 30, 2019, compensation and benefits expense increased 15.1% to $486.2 million from $422.3 million during the comparable period in 2018. For the nine months ended September 30, 2019, compensation and benefits expense increased 6.7% to $1.4 billion from $1.3 billion during the comparable period in 2018.

Compensation and benefits expense as a percentage of net revenues was 59.2% and 59.0% for the three and nine months ended September 30, 2019, respectively, compared to 57.2% and 59.3% for the three and nine months ended September 30, 2018, respectively. The decrease in the compensation ratio is primarily attributable to growth of higher margin business.

Occupancy and equipment rental – For the three months ended September 30, 2019, occupancy and equipment rental expense increased 8.5% to $58.6 million from $54.0 million during the comparable period in 2018. For the nine months ended September 30, 2019, occupancy and equipment rental expense increased 8.1% to $178.6 million from $165.2 million during the comparable period in 2018. The increase is primarily attributable to an increase in depreciation expense as a result of the expansion of our aircraft engine leasing business, an increase in data processing costs associated with the growth of our business, and higher rent expense as a result of an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2019, communications and office supplies expense increased 10.5% to $36.8 million from $33.3 million during the comparable period in 2018. For the nine months ended September 30, 2019, communications and office supplies expense increased 4.0% to $107.6 million from $103.5 million during the comparable period in 2018. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended September 30, 2019, commissions and floor brokerage expense decreased 7.0% to $10.5 million from $11.3 million during the comparable period in 2018. The decrease is primarily attributable to lower volumes from the comparable period in 2018. For the nine months ended September 30, 2019, commissions and floor brokerage expense increased 5.5% to $32.5 million from $30.8 million during the comparable period in 2018. The increase is primarily attributable to an increase in institutional fixed income brokerage trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2019, other operating expenses increased 2.4% to $78.7 million from $76.8 million during the comparable period in 2018. The increase is primarily attributable to increases in settlement expenses, subscriptions, and conference expenses, partially offset by decreases in the provision for loan losses, travel costs, and insurance expense.

For the nine months ended September 30, 2019, other operating expenses decreased 2.0% to $226.4 million from $231.1 million during the comparable period in 2018. The decrease is primarily attributable to a decrease in the provision for loan losses, lower insurance and settlement expenses, partially offset by an increase in legal costs, subscriptions, travel costs, dues and assessments expenses.

Provision for income taxes – For the three and nine months ended September 30, 2019, our provision for income taxes was $40.6 million and $117.2 million, representing an effective tax rate of 27.1% and 27.0%, respectively, compared to $36.7 million and $98.5 million for the comparable periods in 2018, representing an effective tax rate of 26.1% and 26.0%, respectively.

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

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$118,061	$117,795	0.2	22.1%	23.6%
Principal transactions	42,056	41,023	2.5	7.9	8.3
Brokerage revenues	160,117	158,818	0.8	30.0	31.9
Asset management and service fees	217,616	200,735	8.4	40.7	40.3
Investment banking	9,855	7,722	27.6	1.8	1.6
Interest	168,902	161,133	4.8	31.6	32.3
Other income	9,046	3,545	155.2	1.7	0.7
Total revenues	565,536	531,953	6.3	105.8	106.8
Interest expense	30,965	33,792	(8.4)	5.8	6.8
Net revenues	534,571	498,161	7.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	261,681	241,713	8.3	49.0	48.5
Occupancy and equipment rental	29,382	26,428	11.2	5.5	5.3
Communication and office supplies	14,084	14,593	(3.5)	2.6	2.9
Commissions and floor brokerage	5,049	4,884	3.4	0.9	1.0
Other operating expenses	21,552	27,166	(20.7)	4.1	5.5
Total non-interest expenses	331,748	314,784	5.4	62.1	63.2
Income before income taxes	$202,823	$183,377	10.6	37.9%	36.8%

	September 30,
	2019	2018
Branch offices	381	368
Financial advisors (1)	2,097	2,045
Independent contractors	96	104
Total financial advisors	2,193	2,149

(1)	Reflects change in the definition of producing brokers as of January 1, 2019. Prior period amounts have been restated to conform with the current period presentation.

Nine months Ended September 30, 2019 Compared with Nine months Ended September 30, 2018

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$348,272	$355,129	(1.9)	22.1%	24.0%
Principal transactions	127,427	125,713	1.4	8.1	8.5
Brokerage revenues	475,699	480,842	(1.1)	30.2	32.5
Asset management and service fees	624,025	596,081	4.7	39.6	40.2
Investment banking	28,637	23,459	22.1	1.8	1.6
Interest	523,686	440,252	19.0	33.2	29.7
Other income	28,422	9,898	187.1	1.7	0.7
Total revenues	1,680,469	1,550,532	8.4	106.5	104.7
Interest expense	102,855	69,469	48.1	6.5	4.7
Net revenues	1,577,614	1,481,063	6.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	771,475	721,352	6.9	48.9	48.7
Occupancy and equipment rental	89,620	78,082	14.8	5.7	5.3
Communication and office supplies	42,824	46,315	(7.5)	2.7	3.1
Commissions and floor brokerage	15,095	13,797	9.4	1.0	0.9
Other operating expenses	68,935	73,474	(6.2)	4.3	5.0
Total non-interest expenses	987,949	933,020	5.9	62.6	63.0
Income before income taxes	$589,665	$548,043	7.6	37.4%	37.0%

NET REVENUES

For the three months ended September 30, 2019, Global Wealth Management net revenues increased 7.3% to a record $534.6 million from $498.2 million for the comparable period in 2018. The increase in net revenues over the comparable period in 2018 is primarily attributable to the growth in asset management and service fee revenues, an increase in net interest income, and an increase in other income.

For the nine months ended September 30, 2019, Global Wealth Management net revenues increased 6.5% to $1.6 billion from $1.5 billion for the comparable period in 2018. The increase in net revenues over the comparable period in 2018 is primarily attributable to an increase in net interest income, the growth in asset management and service fee revenues, an increase in other income and investment banking revenues. Net revenues for the nine months ended September 30, 2019 have been negatively impacted by a decrease in commission revenues from the comparable period in 2018.

Commissions – For the three months ended September 30, 2019, commission revenues increased 0.2% to $118.1 million from $117.8 million in the comparable period in 2018. For the nine months ended September 30, 2019, commission revenues decreased 1.9% to $348.3 million from $355.1 million in the comparable period in 2018.

Principal transactions – For the three months ended September 30, 2019, principal transactions revenues increased 2.5% to $42.1 million from $41.0 million in the comparable period in 2018. For the nine months ended September 30, 2019, principal transactions revenues increased 1.4% to $127.4 million from $125.7 million in the comparable period in 2018.

Brokerage revenues - For the three months ended September 30, 2019, brokerage revenues increased 0.8% to $160.1 million from $158.8 million in the comparable period in 2018.  For the nine months ended September 30, 2019, brokerage revenues decreased 1.1% to $475.7 million from $480.8 million in the comparable period in 2018. Brokerage revenues were impacted by continued migration of client activity from brokerage to asset management activities.

Asset management and service fees – For the three months ended September 30, 2019, asset management and service fees increased 8.4% to $217.6 million from $200.7 million in the comparable period in 2018. For the nine months ended September 30, 2019, asset management and service fees increased 4.7% to $624.0 million from $596.1 million in the comparable period in 2018. The increase is primarily a result of continued migration to fee-based accounts and our continued expansion in the asset management business.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	9/30/19	9/30/18	% Change	6/30/19	% Change
Client assets	$311,819,000	$289,136,000	7.8	$305,233,000	2.2
Fee-based client assets	$108,138,000	$96,008,000	12.6	$103,824,000	4.2
Number of client accounts	1,009,000	968,000	4.2	998,000	1.1
Number of fee-based client accounts	223,000	201,000	10.9	216,000	3.2
The increase in the value of our client assets and fee-based assets over the comparable period in 2018 was primarily attributable to the rise in the markets, as well as asset growth resulting from strong recruiting efforts. The growth of our client assets was impacted by an increase in cash outflows due to tax season.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 27.6% to $9.9 million for the three months ended September 30, 2019 from $7.7 million during the comparable period in 2018. For the nine months ended September 30, 2019, investment banking revenues increased 22.1% to $28.6 million from $23.5 million during the comparable period in 2018. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2019, interest revenue increased 4.8% to $168.9 million from $161.1 million in the comparable period in 2018. For the nine months ended September 30, 2019, interest revenue increased 19.0% to $523.7 million from $440.3 million during the comparable period in 2018. The increase is primarily due to a growth of interest-earning assets at Stifel Bancorp, and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended September 30, 2019, other income increased 155.2% to $9.0 million from $3.5 million in the comparable period in 2018. For the nine months ended September 30, 2019, other income increased 187.1% to $28.4 million from $9.9 million during the comparable period in 2018. The increase is primarily attributable to rental income generated from our aircraft engine leasing business.

Interest expense – For the three months ended September 30, 2019, interest expense decreased 8.4% to $31.0 million from $33.8 million during the comparable period in 2018. For the nine months ended September 30, 2019, interest expense increased 48.1% to $102.9 million from $69.5 million during the comparable period in 2018. The increase in interest expense is primarily attributable to an increase in interest-earning liabilities at Stifel Bancorp from the comparable period in 2018.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$540,767	$3,194	2.36%	$29,383	$151	2.06%
U.S. government agencies	4,546	68	5.98	6,733	25	1.49
U.S. Treasuries	—	—	—	1,900	7	1.47
State and municipal securities (tax-exempt) (1)	34,306	195	2.27	73,226	364	1.99
Mortgage-backed securities	1,253,362	6,584	2.10	1,668,433	9,098	2.18
Corporate fixed income securities	743,704	5,696	3.06	1,286,710	9,173	2.85
Asset-backed securities	4,367,773	42,402	3.88	4,967,213	48,158	3.88
Federal Home Loan Bank ("FHLB") and other capital stock	46,706	355	3.04	73,863	773	4.19
Loans (2)
Securities-based loans	1,959,281	19,870	4.06	1,848,213	18,202	3.94
Commercial and industrial	3,330,231	39,700	4.77	2,950,203	34,071	4.62
Residential real estate	3,003,776	23,163	3.08	2,753,661	19,812	2.88
Commercial real estate	377,157	5,206	5.52	192,355	2,395	4.98
Home equity lines of credit	51,330	614	4.78	24,118	290	4.81
Construction and land	258,307	3,446	5.34	64,200	857	5.34
Other	135,301	1,756	5.19	54,200	679	5.01
Loans held for sale	209,737	1,681	3.21	224,519	2,460	4.38
Total interest-earning assets (3)	$16,316,284	$153,930	3.77%	$16,218,930	$146,515	3.61%
Cash and due from banks	49,493			14,944
Other non interest-earning assets	366,596			144,687
Total assets	$16,732,373			$16,378,561
Liabilities and stockholder's equity:
Deposits:
Money market	$12,773,765	$12,713	0.40%	$11,980,962	$15,877	0.53%
Time deposits	1,074,433	6,792	2.53	1,535,836	8,221	2.14
Demand deposits	578,067	2,212	1.53	478,486	1,722	1.44
Savings	499,912	3,098	2.48	7,893	36	1.82
FHLB advances	270,092	1,146	1.70	1,028,789	4,232	1.65
Other borrowings	1,663	27	6.49	28,129	223	3.17
Total interest-bearing liabilities (3)	15,197,932	25,988	0.68%	15,060,095	30,311	0.81%
Non-interest-bearing liabilities	123,924			79,424
Other non-interest bearing liabilities	83,133			99,557
Total liabilities	15,404,989			15,239,076
Stockholder's equity	1,327,384			1,139,485
Total liabilities and stockholder's equity	$16,732,373			$16,378,561
Net interest income/spread		$127,942	3.09%		$116,204	2.80%
Net interest margin			3.14%			2.87%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$532,074	$9,525	2.39%	$29,383	$420	1.91%
U.S. government agencies	3,161	68	2.87	2,269	25	1.47
U.S. Treasuries	—	—	—	640	7	1.46
State and municipal securities (tax-exempt) (1)	44,104	716	2.16	73,635	981	1.78
Mortgage-backed securities	1,416,057	24,170	2.28	1,699,462	27,741	2.18
Corporate fixed income securities	870,183	19,771	3.03	1,275,929	26,004	2.72
Asset-backed securities	4,523,805	137,402	4.05	4,699,065	130,505	3.70
Federal Home Loan Bank ("FHLB") and other capital stock	52,328	2,085	5.31	68,783	2,042	3.96
Loans (2)
Securities-based loans	1,892,268	59,154	4.17	1,826,920	50,694	3.70
Commercial and industrial	3,361,206	121,833	4.83	2,673,867	89,563	4.47
Residential real estate	2,959,501	68,176	3.07	2,688,638	56,869	2.82
Commercial real estate	356,161	14,900	5.58	133,874	4,507	4.49
Home equity lines of credit	46,732	1,725	4.92	18,537	643	4.62
Construction and land	203,386	8,329	5.46	31,064	1,181	5.07
Other	130,939	5,121	5.21	34,487	1,178	4.55
Loans held for sale	192,731	5,303	3.67	215,026	6,155	3.82
Total interest-earning assets (3)	$16,584,636	$478,278	3.85%	$15,471,579	$398,515	3.43%
Cash and due from banks	46,521			15,544
Other non interest-earning assets	395,158			217,332
Total assets	$17,026,315			$15,704,455
Liabilities and stockholder's equity:
Deposits:
Money market	$12,722,788	$44,627	0.47%	$12,452,063	$35,096	0.38%
Time deposits	1,336,471	24,174	2.41	699,603	11,060	2.11
Demand deposits	636,131	8,120	1.70	360,358	2,917	1.08
Savings	283,393	5,307	2.50	17,176	256	1.99
FHLB advances	426,535	5,735	1.79	925,075	10,579	1.52
Other borrowings	1,691	95	7.49	20,166	576	3.81
Total interest-bearing liabilities (3)	15,407,009	88,058	0.76%	14,474,441	60,484	0.56%
Non-interest-bearing liabilities	135,336			49,502
Other non-interest bearing liabilities	167,746			69,135
Total liabilities	15,710,091			14,593,078
Stockholder's equity	1,316,224			1,111,377
Total liabilities and stockholder's equity	$17,026,315			$15,704,455
Net interest income/spread		$390,220	3.09%		$338,031	2.87%
Net interest margin			3.14%			2.91%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2019 compared to the three and nine month periods ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$2,894	$149	$3,043	$8,955	$150	$9,105
U.S. government agencies	(55)	98	43	15	28	43
U.S. Treasuries	(4)	(3)	(7)	(4)	(3)	(7)
State and municipal securities (tax-exempt) (1)	(461)	292	(169)	(542)	277	(265)
Mortgage-backed securities	(2,191)	(323)	(2,514)	(4,916)	1,345	(3,571)
Corporate fixed income securities	(4,221)	744	(3,477)	(9,755)	3,522	(6,233)
Asset-backed securities	(5,819)	63	(5,756)	(4,566)	11,463	6,897
FHLB and other capital stock	(241)	(177)	(418)	(101)	144	43
Loans
Securities-based loans	1,117	551	1,668	1,864	6,596	8,460
Commercial and industrial	4,502	1,127	5,629	24,456	7,814	32,270
Residential real estate	1,872	1,479	3,351	6,000	5,307	11,307
Commercial real estate	2,524	287	2,811	9,067	1,326	10,393
Home equity lines of credit	325	(1)	324	1,038	44	1,082
Construction and land	2,589	—	2,589	7,049	99	7,148
Other	1,052	25	1,077	3,749	194	3,943
Loans held for sale	(153)	(626)	(779)	(345)	(507)	(852)
	$3,730	$3,685	$7,415	$41,964	$37,799	$79,763
Interest expense:
Deposits:
Money market	$5,646	$(8,810)	$(3,164)	$779	$8,752	$9,531
Time deposits	(3,598)	2,169	(1,429)	11,321	1,793	13,114
Demand deposits	377	113	490	2,968	2,235	5,203
Savings	3,044	18	3,062	4,969	82	5,051
FHLB advances	(3,985)	899	(3,086)	(7,190)	2,346	(4,844)
Other borrowings	(977)	781	(196)	(954)	473	(481)
	$507	$(4,830)	$(4,323)	$11,893	$15,681	$27,574

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

For the three months ended September 30, 2019, interest revenue of $153.9 million was generated from average interest-earning assets of $16.3 billion at an average interest rate of 3.77%. Interest revenue of $146.5 million for the comparable period in 2018 was generated from average interest-earning assets of $16.2 billion at an average interest rate of 3.61%.

For the nine months ended September 30, 2019, interest revenue of $478.3 million was generated from average interest-earning assets of $16.6 billion at an average interest rate of 3.85%. Interest revenue of $398.5 million for the comparable period in 2018 was generated from average interest-earning assets of $15.5 billion at an average interest rate of 3.43%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended September 30,

2019 was $15.2 billion at an average interest rate of 0.68%. The average balance of interest-bearing liabilities for the comparable period in 2018 was $15.1 billion at an average interest rate of 0.81%. The average balance of interest-bearing liabilities during the nine months ended September 30, 2019 was $15.4 billion at an average interest rate of 0.76%. The average balance of interest-bearing liabilities for the comparable period in 2018 was $14.5 billion at an average interest rate of 0.56%.

See “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2019, Global Wealth Management non-interest expenses increased 5.4% to $331.7 million from $314.8 million for the comparable period in 2018. For the nine months ended September 30, 2019, Global Wealth Management non-interest expenses increased 5.9% to $987.9 million from $933.0 million for the comparable period in 2018.

Compensation and benefits – For the three months ended September 30, 2019, compensation and benefits expense increased 8.3% to $261.7 million from $241.7 million during the comparable period in 2018. For the nine months ended September 30, 2019, compensation and benefits expense increased 6.9% to $771.5 million from $721.4 million during the comparable period in 2018. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 49.0% and 48.9% for the three and nine months ended September 30, 2019, respectively, compared to 48.5% and 48.7% for the comparable periods in 2018, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2019, occupancy and equipment rental expense increased 11.2% to $29.4 million from $26.4 million during the comparable period in 2018. For the nine months ended September 30, 2019, occupancy and equipment rental expense increased 14.8% to $89.6 million from $78.1 million during the comparable period in 2018. The increase is primarily attributable an increase in locations over the comparable period in 2018.

Communications and office supplies – For the three months ended September 30, 2019, communications and office supplies expense decreased 3.5% to $14.1 million from $14.6 million during the comparable period in 2018. For the nine months ended September 30, 2019, communications and office supplies expense decreased 7.5% to $42.8 million from $46.3 million during the comparable period in 2018.

Commissions and floor brokerage – For the three months ended September 30, 2019, commissions and floor brokerage expense increased 3.4% to $5.0 million from $4.9 million during the comparable period in 2018. For the nine months ended September 30, 2019, commissions and floor brokerage expense increased 9.4% to $15.1 million from $13.8 million during the comparable period in 2018. The increase is primarily attributable to higher trading and clearing expenses.

Other operating expenses – For the three months ended September 30, 2019, other operating expenses decreased 20.7% to $21.6 million from $27.2 million during the comparable period in 2018. For the nine months ended September 30, 2019, other operating expenses decreased 6.2% to $68.9 million from $73.5 million during the comparable period in 2018. The decrease in other operating expenses from the comparable periods in 2018 is primarily attributable to decreases in provision for loan losses, travel expense, and insurance expense, partially offset by increases in settlement costs, professional fees, conference, and subscription expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2019, income before income taxes increased 10.6% to $202.8 million from $183.4 million during the comparable period in 2018. For the nine months ended September 30, 2019, income before income taxes increased 7.6% to $589.7 million from $548.0 million during the comparable period in 2018.

For the three months ended September 30, 2019, profit margins (income before income taxes as a percent of net revenues) have increased to 37.9% from 36.8% during the comparable period in 2018. For the nine months ended September 30, 2019, profit margins increased to 37.4% from 37.0% during the comparable period in 2018.

Results of Operations – Institutional Group

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$45,859	$40,220	14.0	15.8%	16.4%
Principal transactions	55,791	42,130	32.4	19.2	17.1
Brokerage revenues	101,650	82,350	23.4	35.0	33.5
Advisory fees	104,847	75,717	38.5	36.1	30.8
Capital raising	84,088	85,553	(1.7)	29.0	34.8
Investment banking	188,935	161,270	17.2	65.1	65.6
Interest	5,938	5,183	14.6	2.0	2.1
Other income	(407)	2,477	(116.4)	(0.1)	1.0
Total revenues	296,116	251,280	17.8	102.0	102.2
Interest expense	5,894	5,328	10.6	2.0	2.2
Net revenues	290,222	245,952	18.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	171,534	146,187	17.3	59.1	59.4
Occupancy and equipment rental	12,427	11,763	5.6	4.3	4.8
Communication and office supplies	19,053	15,789	20.7	6.6	6.4
Commissions and floor brokerage	5,503	6,453	(14.7)	1.9	2.6
Other operating expenses	33,082	31,455	5.2	11.3	12.9
Total non-interest expenses	241,599	211,647	14.2	83.2	86.1
Income before income taxes	$48,623	$34,305	41.7	16.8%	13.9%

Nine months Ended September 30, 2019 Compared with Nine months Ended September 30, 2018

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018
Revenues:
Commissions	$136,078	$135,563	0.4	16.6%	17.6%
Principal transactions	170,916	144,206	18.5	20.8	18.8
Brokerage revenues	306,994	279,769	9.7	37.4	36.4
Advisory fees	292,647	260,312	12.4	35.6	33.8
Capital raising	218,963	222,666	(1.7)	26.6	29.0
Investment banking	511,610	482,978	5.9	62.2	62.8
Interest	18,171	13,880	30.9	2.2	1.8
Other income	3,888	6,583	(40.9)	0.5	0.9
Total revenues	840,663	783,210	7.3	102.3	101.9
Interest expense	18,553	14,355	29.2	2.3	1.9
Net revenues	822,110	768,855	6.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	486,724	455,515	6.9	59.2	59.2
Occupancy and equipment rental	38,287	35,269	8.6	4.7	4.6
Communication and office supplies	53,802	51,292	4.9	6.5	6.7
Commissions and floor brokerage	17,420	17,001	2.5	2.1	2.2
Other operating expenses	105,748	94,879	11.5	12.9	12.4
Total non-interest expenses	701,981	653,956	7.3	85.4	85.1
Income before income taxes	$120,129	$114,899	4.6	14.6%	14.9%

NET REVENUES

For the three months ended September 30, 2019, Institutional Group net revenues increased 18.0% to $290.2 million from $246.0 million for the comparable period in 2018.  For the nine months ended September 30, 2019, Institutional Group net revenues increased 6.9% to $822.1 million from $768.9 million during the comparable period in 2018.

The increase in net revenues from the comparable periods in 2018 was primarily attributable to an increase in advisory fees and fixed income institutional brokerage revenues, partially offset by a decrease in equity brokerage revenues and capital raising revenues.

Commissions – For the three months ended September 30, 2019, commission revenues increased 14.0% to $45.9 million from $40.2 million in the comparable period in 2018. For the nine months ended September 30, 2019, commission revenues increased 0.4% to $136.1 million from $135.6 million in the comparable period in 2018.

Principal transactions – For the three months ended September 30, 2019, principal transactions revenues increased 32.4% to $55.8 million from $42.1 million in the comparable period in 2018. For the nine months ended September 30, 2019, principal transaction revenues increased 18.5% to $170.9 million from $144.2 million in the comparable period in 2018.

Brokerage revenues – For the three months ended September 30, 2019, institutional brokerage revenues increased 23.4% to $101.7 million from $82.4 million in the comparable period in 2018. For the nine months ended September 30, 2019, institutional brokerage revenues increased 9.7% to $307.0 million from $279.8 million in the comparable period in 2018.  Brokerage revenues were favorably impacted by higher market volatility and trading volumes and negatively impacted by the continued migration from active to passive management strategies.

For the three months ended September 30, 2019, fixed income institutional brokerage revenues increased 57.7% to $60.6 million from $38.4 million in the comparable period in 2018. For the nine months ended September 30, 2019, fixed income brokerage revenues increased 30.8% to $186.4 million from $142.5 million in the comparable period in 2018. The increase is primarily attributable to higher fixed income trading volumes, and to a lesser extent, from the contribution of our acquisition of First Empire, which closed during the first quarter of 2019.

For the three months ended September 30, 2019, equity institutional brokerage revenues decreased 6.5% to $41.0 million from $43.9 million during the comparable period in 2018. For the nine months ended September 30, 2019, equity brokerage revenues decreased 12.1% to $120.6 million from $137.3 million during the comparable period in 2018. The decrease is primarily attributable to continued migration from active to passive management strategies.

Investment banking – For the three months ended September 30, 2019, investment banking revenues increased 17.2% to $188.9 million from $161.3 million during the comparable period in 2018. For the nine months ended September 30, 2019, investment banking revenues increased 5.9% to $511.6 million from $483.0 million during the comparable period in 2018. The increases are primarily attributable to an increase in advisory fees and fixed income capital raising revenues, partially offset by a decrease in equity capital raising revenues. Investment banking revenues benefited from the contribution of our acquisition of Mooreland, which closed in the third quarter of 2019.

For the three months ended September 30, 2019, advisory fee revenues increased 38.5% to $104.8 million from $75.7 million in the comparable period in 2018. For the nine months ended September 30, 2019, advisory fees increased 12.4% to $292.6 million from $260.3 million in the comparable period in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over the comparable periods in 2018, including growth in our fund placement business.

For the three months ended September 30, 2019, capital raising revenues decreased 1.7% to $84.1 million from $85.6 million in the comparable period in 2018. For the nine months ended September 30, 2019, capital raising revenues decreased 1.7% to $219.0 million from $222.7 million in the comparable period in 2018.

For the three months ended September 30, 2019, fixed income capital raising revenues increased 51.2% to $31.1 million from $20.6 million during the comparable period in 2018. For the nine months ended September 30, 2019, fixed income capital raising revenues increased 29.7% to $78.9 million from $60.9 million during the comparable period in 2018. The increase is primarily attributable to an increase in the municipal bond origination business.

For the three months ended September 30, 2019, equity capital raising revenues decreased 18.5% to $53.0 million from $65.0 million during the comparable period in 2018. For the nine months ended September 30, 2019, equity capital raising revenues decreased 13.5% to $140.0 million from $161.8 million during the comparable period in 2018.

Interest – For the three months ended September 30, 2019, interest increased 14.6% to $5.9 million from $5.2 million in the comparable period in 2018. For the nine months ended September 30, 2019, interest increased 30.9% to $18.2 million from $13.9 million during the comparable period in 2018. The increase is primarily attributable to an increase in inventory levels.

Other income – For the three months ended September 30, 2019, other income decreased 116.4% to a loss of $0.4 million from $2.5 million in the comparable period in 2018. For the nine months ended September 30, 2019, other income decreased 40.9% to $3.9 million from $6.6 million during the comparable period in 2018.

Interest expense – For the three months ended September 30, 2019, interest expense increased 10.6% to $5.9 million from $5.3 million in the comparable period in 2018. For the nine months ended September 30, 2019, interest expense increased 29.2% to $18.6 million from $14.4 million in the comparable period in 2018. The increase is primarily attributable to an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended September 30, 2019, Institutional Group non-interest expenses increased 14.2% to $241.6 million from $211.6 million for the comparable period in 2018. For the nine months ended September 30, 2019, Institutional Group non-interest expenses increased 7.3% to $702.0 million from $654.0 million during the comparable period in 2018.

Compensation and benefits – For the three months ended September 30, 2019, compensation and benefits expense increased 17.3% to $171.5 million from $146.2 million during the comparable period in 2018. For the nine months ended September 30, 2019, compensation and benefits expense increased 6.9% to $486.7 million from $455.5 million during the comparable period in 2018.

Compensation and benefits expense as a percentage of net revenues was 59.1% and 59.2% for the three and nine months ended September 30, 2019, respectively, compared to 59.4% and 59.2% for comparable periods in 2018, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2019, occupancy and equipment rental expense increased 5.6% to $12.4 million from $11.8 million during the comparable period in 2018. For the nine months ended September 30, 2019, occupancy and equipment rental expense increased 8.6% to $38.3 million from $35.3 million during the comparable period in 2018. The increase is primarily attributable to higher rent expense.

Communications and office supplies – For the three months ended September 30, 2019, communications and office supplies expense increased 20.7% to $19.1 million from $15.8 million during the comparable period in 2018. For the nine months ended September 30, 2019, communications and office supplies expense increased 4.9% to $53.8 million from $51.3 million during the comparable period in 2018. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended September 30, 2019, commissions and floor brokerage expense decreased 14.7% to $5.5 million from $6.5 million during the comparable period in 2018. The decrease is primarily attributable to lower volumes from the comparable period in 2018. For the nine months ended September 30, 2019, commissions and floor brokerage expense increased 2.5% to $17.4 million from $17.0 million during the comparable period in 2018.The increase is primarily attributable to increased fixed income brokerage volumes.

Other operating expenses – For the three months ended September 30, 2019, other operating expenses increased 5.2% to $33.1 million from $31.5 million during the comparable period in 2018. The increase is primarily attributable to an increase in dues and assessments, and conference and travel costs. For the nine months ended September 30, 2019, other operating expenses increased 11.5% to $105.7 million from $94.9 million during the comparable period in 2018. Other operating expenses for the nine months ended September 30, 2019 was impacted by an increase in investment banking gross-up costs, which is attributable to an increase in investment banking revenues.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2019, income before income taxes for the Institutional Group segment increased 41.7% to $48.6 million from $34.3 million during the comparable period in 2018. For the nine months ended September 30, 2019, income before income taxes for the Institutional Group segment increased 4.6% to $120.1 million from $114.9 million during the comparable period in 2018.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 16.8% for the three months ended September 30, 2019 from 13.9% during the comparable period in 2018 as a result of higher revenues, partially offset by an increase in expenses.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 14.6% for the nine months ended September 30, 2019 from 14.9% during the comparable period in 2018 as a result of an increase in expenses, partially offset by higher revenues.

Results of Operations – Other Segment

Three and Nine months Ended September 30, 2019 Compared with Three and Nine months Ended September 30, 2018

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net revenues	$(3,221)	$(5,771)	44.2	$(6,945)	$(18,486)	62.4
Non-interest expenses:
Compensation and benefits	52,945	34,425	53.8	152,936	145,521	5.1
Other operating expenses	44,526	36,956	20.5	113,368	120,504	(5.9)
Total non-interest expenses	97,471	71,381	36.6	266,304	266,025	0.1
Loss before income taxes	$(100,692)	$(77,152)	30.5%	$(273,249)	$(284,511)	(4.0)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$8,827	$5,475	61.2	$16,063	$13,289	20.9
Other operating expenses	6,024	6,051	(0.4)	17,206	26,966	(36.2)
Total non-interest expenses	$14,851	$11,526	28.8%	$33,269	$40,255	(17.4)%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest expenses:
Compensation and benefits	$44,118	$28,950	52.4	$136,873	$132,232	3.5
Other operating expenses	38,502	30,905	24.6	96,162	93,538	2.8
Total non-interest expenses	$82,620	$59,855	38.0%	$233,035	$225,770	3.2%

Non-interest expenses for the three months ended September 30, 2019 increased 38.0% from the comparable period in 2018. The increase consisted of a 52.4% increase in compensation and benefits and a 24.6% increase in other operating expenses. Non-interest expenses for the nine months ended September 30, 2019 increased 3.2% from the comparable period in 2018. The increase consisted of a 3.5% increase in compensation and benefits and a 2.8% increase in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2019, our total assets decreased 1.5% to $24.2 billion from $24.5 billion at December 31, 2018. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2019, our liabilities were comprised primarily of deposits of $14.8 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.0 billion, Federal Home Loan Bank advances of $250.0 million, payables to customers of $907.1 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.0 billion, accrued employee compensation of $350.8 million, and trust preferred securities of $60.0 million. To meet our obligations to clients and operating needs, we had $868.9 million in cash and cash equivalents at September 30, 2019. We also had highly liquid assets consisting of held-to-maturity securities of $2.9 billion, available-for-sale securities of $3.4 billion, client brokerage receivables of $1.4 billion, and financial instruments of $1.2 billion.

Cash Flow

Cash, cash equivalents, and restricted cash decreased $1.1 billion to $931.5 million at September 30, 2019, from $2.1 billion at December 31, 2018. Operating activities provided cash of $33.3 million. Investing activities provided cash of $166.5 million due to proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments, partially offset by the growth of the loan portfolio, investment portfolio purchases, business acquisitions, and fixed asset purchases. Financing activities used cash of $1.3 billion principally due to a decrease in bank deposits, repayments of FHLB advances, share repurchases, repayments of short-term borrowings, and dividends paid on our common and preferred stock, partially offset by proceeds received from the issuance of preferred stock and an increase in securities loaned.

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

As of September 30, 2019, we had $24.2 billion in assets, $9.7 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2019	December 31, 2018	Average Conversion
Cash and cash equivalents	$868,866	$1,936,560
Receivables from brokers, dealers, and clearing organizations	672,557	515,574	5 days
Securities purchased under agreements to resell	624,049	699,900	1 day
Financial instruments owned at fair value	1,171,917	1,267,273	3 days
Available-for-sale securities at fair value	3,448,801	3,070,447	4 days
Held-to-maturity securities at amortized cost	2,881,484	4,218,854	3 days
Investments	50,921	50,382	10 days
Total cash and assets readily convertible to cash	$9,718,595	$11,758,990

As of September 30, 2019 and December 31, 2018, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2019		December 31, 2018
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$111,973	$—	$71,784	$—
Financial instruments owned at fair value	564,892	564,892	535,394	600,636
Investment portfolio (AFS & HTM)	—	1,621,881	—	3,536,719
	$676,865	$2,186,773	$607,178	$4,137,355

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2019, the maximum number of shares that may yet be purchased under this plan was 5.8 million.

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

Liquidity stress testing (Firm-wide) –A liquidity stress test model is maintained by the Company that measures liquidity outflows across multiple scenarios at the major operating subsidiaries and details the corresponding impact to our holding company and the overall consolidated firm. Liquidity stress tests are utilized to ensure that current exposures are consistent with the Company’s established liquidity risk tolerance and, more specifically, to identify and quantify sources of potential liquidity strain. Further, the stress tests are utilized to analyze possible impacts on the Company’s cash flows, and liquidity position.  The outflows are modeled over a 30-day liquidity stress timeframe and include the impact of idiosyncratic and macro-economic stress events.

The assumptions utilized in the Company’s liquidity stress tests include, but are not limited to, the following:

•	No government support
•	No access to equity and unsecured debt markets within the stress horizon
•	Higher haircuts and significantly lower availability of secured funding
•	Additional collateral that would be required by trading counter-parties, certain exchanges, and clearing organizations related to credit rating downgrades
•	Client cash withdrawals and inability to accept new deposits
•	Increased demand from customers on the funding of loans and lines of credit

At September 30, 2019, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2019, available cash and highly liquid investments comprised approximately 16% of Stifel Bancorp’s assets, which was well in excess of its internal target.

In addition to these stress tests, management performs a daily liquidity review. The daily analysis provides management with all major fluctuations in liquidity. The analysis also tracks the proportion of deposits that Stifel Bancorp is sweeping from its affiliated broker-

dealer, Stifel. On a monthly basis, liquidity key performance indicators and compliance with liquidity policy limits are reported to the Board of Directors. Our banking subsidiaries have not violated any internal liquidity policy limits.

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

Cash and Cash Equivalents – We held $868.9 million of cash and cash equivalents at September 30, 2019, compared to $1.9 billion at December 31, 2018. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.4 billion in available-for-sale investment securities at September 30, 2019, compared to $3.1 billion at December 31, 2018. As of September 30, 2019, the weighted-average life of the investment securities portfolio was approximately 1.1 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2019, we had $14.8 billion in deposits compared to $15.9 billion at December 31, 2018. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at September 30, 2019, totaled $935.0 million with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the nine months ended September 30, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2019, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $250.0 million as of September 30, 2019 are floating-rate advances. The weighted average interest rates during the three and nine months ended September 30, 2019 on these advances is 1.70% and 1.79%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At September 30, 2019, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2020 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At September 30, 2019, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $2.8 billion at September 30, 2019 and $59.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2019, outstanding FHLB advances were $250.0 million. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $946.4 million with the Fed’s discount window at September 30, 2019. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $13.7 billion at September 30, 2019.

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

In February 2019, the Company completed an underwritten registered public offering of $150 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). In March 2019, we completed a public offering of an additional $10.0 million of Series B Preferred, pursuant to the over-allotment option. The net proceeds from the Series B Preferred offering of $155.0 million was used for general corporate purposes.

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

Use of Capital Resources

On January 2, 2019, the Company completed the acquisition of First Empire, including First Empire Securities, Inc., an institutional broker-dealer specializing in the fixed income markets. The acquisition was funded with cash from operations.

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

On September 3, 2019, the Company completed the acquisition of B&F, a privately held firm focused on providing regional and community banks throughout the United States with the interest rate derivative programs through a combination of experienced professionals and proprietary software. The acquisition was funded with cash from operations.

On September 27, 2019, the Company completed the acquisition of certain assets of GKB, a private held investment-banking firm focused on public finance and taxable fixed income sales and trading. The acquisition was funded with cash from operations.

On November 1, 2019, the Company completed the acquisition of MainFirst, an independent European capital markets firm, specializing in equity brokerage and research, equity capital markets and asset management. The acquisition was funded with cash from operations.

We have paid $147.1 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2019. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2019, and the years ended December 31, 2020, 2021, 2022, 2023, and thereafter are $42.2 million, $85.5 million, $75.7 million, $66.7 million, $57.9 million, and $160.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our employees. Historically, we have granted stock units to our employees as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At September 30, 2019, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 15.9 million, of which 13.8 million were unvested. At September 30, 2019, there was unrecognized compensation cost for deferred awards of approximately $456.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2019, and the years ended December 31, 2020, 2021, 2022, 2023, and thereafter are $32.5 million, $119.3 million, $102.8 million, $89.4 million, $59.4 million, and $53.3 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At September 30, 2019, Stifel had net capital of $326.4 million, which was 18.2% of aggregate debit items and $290.6 million in excess of its minimum required net capital. At September 30, 2019, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2019, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2019, our bank subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the nine months ending September 30, 2019 of $5.5 million, and anticipate cumulative future cash savings of $76.6 million as of result of the tax amortization of goodwill.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2019, and the daily VaR at September 30, 2019 and December 31, 2018 (in thousands):

	Nine Months Ended September 30, 2019			VAR Calculation at
	High	Low	Daily Average	September 30, 2019	December 31, 2018
Daily VaR	$8,765	$2,309	$5,358	$3,767	$6,473

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

The following table illustrates the estimated change in net interest margin at September 30, 2019, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	11.8%
+100	5.9
0	—
-100	(15.1)
-200	(34.5)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2019 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$6,317,855	$324,399	$1,992,573	$876,711
Securities	4,676,537	341,285	776,121	581,702
Interest-bearing cash	227,522	—	—	—
	$11,221,914	$665,684	$2,768,694	$1,458,413
Interest-bearing liabilities:
Transaction accounts and savings	$13,954,778	$—	$—	$—
Certificates of deposit	607,694	104,586	80,973	—
Borrowings	—	—	250,000	—
	$14,562,472	$104,586	$330,973	$—
GAP	(3,340,558)	561,098	2,437,721	1,458,413
Cumulative GAP	$(3,340,558)	$(2,779,460)	$(341,739)	$1,116,674

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.7 billion, and the fair value of the collateral that had been sold or repledged was $564.9 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2019 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

We have finalized the integration of the Business Bank of St. Louis, acquired on August 31, 2018, into our system of internal controls over financial reporting. Other than the change noted above, there were no changes in our internal control over financial reporting during the third quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2019. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 - 31, 2019	305,700	$58.96	305,700	6,448,471
August 1 - 31, 2019	656,000	53.88	656,000	5,792,471
September 1 - 30, 2019	38,900	53.95	38,900	5,753,571
	1,000,600	$55.43	1,000,600

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2019, the maximum number of shares that may yet be purchased under this plan was 5.8 million.

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

101 104

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date:  November 6, 2019