Form 10-K
period 2019-12-31
STIFEL FINANCIAL CORP
filed 2020-02-19
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares outstanding - February 14, 2020
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	69,531,294
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF PRA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF PRB)	New York Stock Exchange	6,400

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2019, was $4.3 billion.1

[1]

In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2019, are incorporated by reference in Part III hereof.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Nicolaus Canada Inc. (“SNC”), our Canadian subsidiary; Stifel Bank & Trust and Stifel Bank (collectively “Stifel Bancorp”), retail and commercial banks; Stifel Trust Company, N.A. and Stifel Trust Company Delaware, N.A. (collectively, “Stifel Trust”), our trust companies; and 1919 Investment Counsel, LLC  and Ziegler Capital Management, LLC (“ZCM”), asset management firms. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

We have a 129-year operating history and have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

•	Private client services, including securities transaction and financial planning services;
•	Institutional equity and fixed income sales, trading and research, and municipal finance;
•	Investment banking services, including mergers and acquisitions, public offerings, and private placements; and
•	Retail and commercial banking, including personal and commercial lending programs.

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional, and corporate clients quality, personalized service, with the theory that if we place clients’ needs first, both our clients and our company will prosper. Our unwavering client and associate focus have earned us a reputation as one of the nation’s leading wealth management and investment banking firms.

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

•	Acacia Federal Savings Bank – On October 31, 2013, Stifel Bank & Trust completed its acquisition of Acacia Federal Savings Bank, a federally chartered savings institution.
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

•	Ziegler Wealth Management (“Ziegler”) – On March 19, 2018, we completed the acquisition of Ziegler, a privately held investment bank, capital markets, and proprietary investments firm.
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

•

Rand Associates (“Rand”) – On October 1, 2018, we completed the acquisition of Rand, an independent investment adviser that provides comprehensive wealth management and investment counsel services to individuals, families, and institutions.

•

First Empire Holding Corp. (“First Empire”) – On January 2, 2019, we completed the acquisition of First Empire and its subsidiaries, including First Empire Securities, Inc., an institutional broker-dealer specializing in the fixed income markets.

•	Mooreland Partners (“Mooreland”) – On July 1, 2019, we completed the acquisition of Mooreland, an independent M&A and private capital advisory firm serving the global technology industry.
•

B&F Capital Markets, Inc. (“B&F”) – On September 3, 2019, we completed the acquisition of B&F, a privately held firm focused on providing regional and community banks throughout the United States with interest rate derivative programs through a combination of experienced professionals and proprietary software.

•

George K. Baum & Company (“GKB”) – On September 27, 2019, we completed the acquisition of certain assets of GKB, a privately held investment banking firm focused on public finance and taxable fixed income sales and trading.

•

MainFirst Bank AG (“MainFirst”) – On November 1, 2019, we completed the acquisition of MainFirst, an independent European capital markets firm, specializing in equity brokerage and research, equity capital markets, and asset management. MainFirst operates out of offices in Frankfurt, London, Milan, Munich, New York, Paris, and Zurich.

•

GMP Capital Inc. (“GMP”) – On December 6, 2019, we completed the acquisition of substantially all of the capital markets business of GMP, an independent investment banking franchise based in Canada that offers investment banking services, including equity capital-raising, mergers and acquisitions, institutional sales and trading, and research services to corporate clients and institutional investors.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

As of December 31, 2019, we employed over 8,300 associates, including 2,222 financial advisors, of which 95 are independent contractors. Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States and Europe. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom and Europe. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group over the past twelve years.

Consolidated Stifel Branch System

At December 31, 2019, the Private Client Group had a network of 2,127 financial advisors located in 382 branch offices in 47 states and the District of Columbia. In addition, we have 95 independent contractors.

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

Asset Management

Our asset management business offers specialized investment management solutions for institutions, private clients, and investment advisers. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Fees from private client investment portfolios and institutional fees are typically based on asset values at the end of the prior period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Stifel Bancorp

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust. On August 31, 2018, the Company completed the acquisition of BBI and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. The Business Bank of St. Louis now operates as Stifel Bank. Business Bancshares, Inc., which operates as the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank (collectively “bank subsidiaries”) was renamed “Stifel Bancorp, Inc.” Our bank subsidiaries are reported in the Global Wealth Management segment. We have grown retail and commercial bank assets from $145.6 million on the acquisition date to $16.3 billion at December 31, 2019. Through our bank subsidiaries, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe our bank subsidiaries not only help us serve our private clients more effectively by offering them a broader range of services, but also enable us to better utilize our private client cash balances held which are swept to our bank subsidiaries, which is their primary source of funding.

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

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements as a result of recent acquisitions and to actions taken by the Company in response to the Tax Regulation enacted in the fourth quarter of 2017, amortization of stock-based awards for certain administrative associates, and all unallocated overhead costs associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 382 at December 31, 2019, and our branch-based financial advisors from 262 to 2,127 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $329.5 billion at December 31,

2019. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•

Further expand our institutional business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As of December 31, 2019, our research department was ranked the largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

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

As we enter our 130th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

REGULATION

The following discussion summarizes the principal elements of the regulatory and supervisory framework applicable to our company as a participant in the financial services industry and, in particular, the banking and securities sectors. The framework includes extensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which our company does business, and is intended to protect our clients, the integrity of the financial markets, our depositors, and the Federal Deposit Insurance Fund and is not intended to protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to fund our company from its regulated subsidiaries, which include Stifel Bancorp and our broker-dealer subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. A change in applicable statutes or regulations or in regulatory or supervisory policy may have a material effect on our business.

We continue to experience a period of notable change in financial regulation and supervision. These changes could have a significant impact on how we conduct our business. Many regulatory or supervisory policies remain in a state of flux and may be subject to amendment in the near future. As a result, we cannot specifically quantify the impact that such regulatory or supervisory requirements will have on our business and operations (see Item 1A, “Risk Factors” in this Form 10-K for further discussion of the potential future impact on our operations).

Financial Holding Company Regulation

We are a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), that has made an election to be a financial holding company. Consequently, our company and its business activities are subject to the supervision, examination, and regulation of the Federal Reserve Board (the “Fed”). The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, but not for the protection of stockholders or other creditors.

Stifel Bank & Trust and Stifel Bank are state-chartered banks regulated, supervised, and examined by the Fed and the Consumer Financial Protection Bureau (“CFPB”). Stifel Trust, is regulated, supervised and examined by the Office of the Comptroller of the Currency (“OCC”). The Fed and the FDIC also regulate and may examine our bank subsidiaries and, with respect to the Fed, Stifel Trust.

Collectively, the rules and regulations of the Fed, the OCC, the FDIC, and the CFPB cover all aspects of the banking business, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel, and as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of our company, our bank subsidiaries, Stifel Trust, and all of our other subsidiaries. As a part of their supervisory functions, the Fed, the OCC, the FDIC, and the CFPB also have the power to bring enforcement actions for violations of law and, in the case of the Fed, the OCC, and the FDIC, for unsafe or unsound practices.

Basel III and U.S. Capital Rules

Our company, as a bank and financial holding company, and our bank subsidiaries are subject to regulation, including capital requirements, by the Federal Reserve. Our bank subsidiaries are subject to various regulatory capital requirements administered by the Fed and the Missouri Division of Finance. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and our bank subsidiaries’ financial statements.

The OCC, the Fed, and the FDIC published final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increased the quantity and quality of regulatory capital; (ii) established a capital conservation buffer; and (iii) made changes to the calculation of risk-weighted assets. The U.S. Basel III Rules became effective for our company and its bank subsidiaries on January 1, 2015, subject to applicable phase-in periods. The rules governing the capital conservation buffer became effective for our company and its bank subsidiaries on January 1, 2016. The capital requirements could restrict our ability to grow during favorable market conditions and to return capital to our shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition, and prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of our bank subsidiaries. Under capital adequacy guidelines, our bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification for our bank subsidiaries are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by federal banking regulations to ensure capital adequacy require that our bank subsidiaries maintain minimum amounts and ratios of: (i) Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets; (ii) Tier 1 capital to average total consolidated assets; and (iii) capital conservation buffers.

In July 2019, the Fed issued a final rule to simplify and clarify a number of existing regulatory capital rules for certain banking organizations. Specifically, the rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. This rule would also allow bank holding companies to repurchase common stock without prior approval from the Fed to the extent that the bank holding company is not subject to a separate legal or regulatory requirement to obtain prior approval. Our company, its bank subsidiaries, and Stifel Trust would continue to need to obtain prior approval from the Fed if they were not “well-capitalized” or “well-managed” or if they were subject to any unresolved supervisory issues. Guidance from the Fed also indicates that our company would need to inform the Fed in advance of repurchasing common stock if it was experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities. The rule becomes effective on April 1, 2020, for the amendments to simplify capital rules, and was effective on October 1, 2019, for revisions to the pre-approval requirements for the repurchase of common stock. We are evaluating the impact of the rule on our regulatory capital requirement. See Note 19 of the Notes to the Consolidated Financial Statements of this Form 10-K for further information.

Stress Testing

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Among other things, the law raises the asset thresholds for Dodd-Frank Act company-run stress testing, liquidity coverage, and living will requirements for bank holding companies to $250 billion, subject to the ability of the Fed to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. The Fed, the Office of the Comptroller of the Currency (“OCC”), and the FDIC have since issued related guidance and regulations. As a result of these changes, our bank subsidiaries are currently no longer subject to Dodd-Frank Act company-run stress testing requirements.

Holding company support

Under the Dodd-Frank Act, the Fed must require that bank holding companies, such as our company, serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, we in the future could be required to provide financial assistance to our bank subsidiaries should they experience financial distress.

Deposit insurance

Since our bank subsidiaries provide deposits covered by FDIC insurance, generally up to $250,000 per account ownership type, our bank subsidiaries are subject to the Federal Deposit Insurance Act. For banks with greater than $10 billion in assets, which includes Stifel Bancorp, the FDIC’s current assessment rate calculation relies on a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail.

Prompt corrective action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the U.S. federal bank regulatory agencies to take “prompt corrective action” with respect to depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks, such as our bank subsidiaries: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The prompt corrective action regulations do not apply to bank holding companies, such as our company. However, the Fed is authorized to take appropriate action at the bank holding company level, based upon the undercapitalized status of the bank holding company’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the bank holding company, this guarantee would take priority over the bank holding company’s general unsecured creditors.

The Volcker Rule

We are subject to the Volcker Rule, which generally prohibits bank holding companies and their affiliates (together, “banking entities”) from engaging in proprietary trading or acquiring or retaining an ownership interest, sponsoring, or having certain relationships with hedge funds and private equity funds (“covered funds”), subject to certain exceptions.

We have private equity investments, some of which meet the definition of covered funds under the Volcker Rule. The conformance period for compliance with the rule with respect to investments in covered funds was July 2017; however, banking entities were able to apply for an extension to provide up to an additional five years to conform investments in certain illiquid funds. The majority of our covered fund investments meet the criteria to be considered an illiquid fund under the Volcker Rule, and we received approval from the Fed to continue to hold such investments until July 2022. The extension of the conformance deadline provides us with additional time to attempt to realize the value of these investments in due course and to execute appropriate strategies to comply with the Volcker Rule at such time. However, our current focus is on the divestiture of our existing portfolio.

The Fed, OCC, FDIC, SEC, and Commodity Futures Trading Commission (“CFTC”) finalized amendments to the Volcker Rule in 2019, which relate primarily to the Volcker Rule’s proprietary trading and compliance program requirements. The amendments do not change the Volcker Rule’s general prohibitions, but they offer certain clarifications and a simplified approach to compliance. While the agencies adopted certain limited changes to the Volcker Rule’s covered fund-related provisions, the agencies noted that they continue to consider other aspects of the covered fund provisions, and intend to issue a separate proposed rulemaking that specifically addresses those areas.

Broker-Dealer and Securities Regulation

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

Financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada and Europe and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”) (i.e., FINRA, the Investment Industry Regulatory Organization of Canada (“IIROC”), and securities exchanges). These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers.

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

U.S. broker-dealer capital

Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. The SEC has adopted amendments to its financial stability rules, many of which are applicable to our broker-dealer subsidiaries, including changes to the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules.

Money market reform

The SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. We do not sponsor any money market funds. We utilize funds sponsored by third parties in limited circumstances for our own investment purposes as well as to offer our clients as one of several cash sweep alternatives.

Fiduciary duty standard

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisers. In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Regulation Best Interest and Form CRS have a compliance date of June 30, 2020, and we anticipate that implementation of the regulations will require us to review and modify our policies and procedures, as well as the associated supervisory and compliance controls, which may lead to additional costs.

In addition to the SEC, various states have proposed or are considering adopting laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted.

Investment Management Regulation

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

Other Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to applicable laws and regulations of the jurisdictions in which they operate.

SNC is required by IIROC to belong to the Canadian Investors Protection Fund (“CIPF”), whose primary role is investor protection. This fund provides protection for securities and cash held in client accounts up to 1 million Canadian dollars (“CAD”) per client, with separate coverage of CAD 1 million for certain types of accounts.

Certain of our subsidiaries are registered in, and operate from, the U.K. which has a highly developed and comprehensive regulatory regime. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. These subsidiaries are authorized and regulated by the U.K. conduct regulator, the Financial Conduct Authority (“FCA”), and have permission to carry out business in other European Union (“E.U.”) countries as part of treaty arrangements.

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

Bank Secrecy Act and USA PATRIOT Act of 2001

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA and the PATRIOT Act seek to promote the identification of parties that may be involved in terrorism, money laundering, or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

Our company and its affiliates have been required to implement and continuously maintain internal policies, procedures, and controls to meet the compliance obligations imposed by such U.S. and non-U.S. laws and regulations concerning anti-money laundering. Failure to meet the requirements of these regulations can result in supervisory action, including fines.

Privacy and Data Protection

A variety of data privacy laws, which aspire to protect personal information, have long obligated our company to provide notice about its data handling practices, to offer certain opt-outs, and to implement reasonable security measures to deter unauthorized access. But, as technology has caused serious shifts among business practices and consumer habits at large, policymakers around the world have significantly reformed such laws, granting new rights upon individuals and imposing correspondingly new requirements upon businesses. The new laws obligate businesses to also establish appropriate measures to prevent the unauthorized collection, processing, storing, and sharing of personal information even by authorized parties. Most prominent among such laws are the E.U.’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). These laws allow regulators to impose significant fines for non-compliance and increase the incentives of individuals to file lawsuits, thus magnifying the risks for businesses. While subject to both laws, our company has assessed its overall risks to be relatively low, due to the nature of its business and data processing activities. We have taken the necessary steps to mitigate the risks associated with data privacy. We monitor regulatory developments in relevant jurisdictions and proactively adjust our strategy to comply with changing regulations.

Public Company Regulations

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

Executive Officers

Information regarding our executive officers and their ages as of February 14, 2020, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	61	Co-Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	78	Co-Chairman of the Board of Directors
James M. Zemlyak	60	President
Richard J. Himelfarb	78	Vice Chairman and Senior Vice President
Thomas B. Michaud	55	Senior Vice President
Victor J. Nesi	59	President and Director of Institutional Group
Ben A. Plotkin	64	Vice Chairman and Senior Vice President
Mark P. Fisher	50	Senior Vice President and General Counsel
James M. Marischen	40	Senior Vice President and Chief Financial Officer
David D. Sliney	50	Senior Vice President and Chief Operating Officer

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

Maintaining our reputation is critical to attracting and maintaining clients, investors, financial advisors, and other associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record keeping, and sales and trading practices. In addition, the failure to sell securities we have underwritten at anticipated price levels, and the proper identification of the legal, credit, liquidity, and market risks inherent in our products, could also give rise to reputational risk. Failure to maintain appropriate service and quality standards, or a failure or perceived failure to treat clients fairly, can result in client dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and reputational harm. Negative publicity about us, whether or not true, may also harm our reputation.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. Macroeconomic conditions also may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

While we have experienced an operating environment that has been favorable for many of our businesses in recent years, if we were to experience a period of sustained downturn in the securities markets, a return to very low levels of short-term interest rates, credit market dislocations, reductions in the value of real estate, an increase in mortgage and other loan delinquencies, and other negative market factors, our revenues could be significantly impaired.

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

U.S. markets may also be impacted by political and civil unrest occurring in other parts of the world. Concerns about the E.U., including the U.K.’s exit from the E.U. (“Brexit”) and the stability of the E.U.’s sovereign debt, have caused uncertainty and disruption for financial markets globally. In order to prepare for Brexit, we are taking steps to make certain changes to our European operations in an effort to ensure that we can continue to provide cross-border services in E.U. member states without the need for separate regulatory authorizations in each member state. There is also continued uncertainty regarding the outcome of the E.U.’s financial support programs. Continued uncertainties loom over the outcome of the E.U.’s financial support programs. It is possible that other E.U. member states may experience financial troubles in the future, or may choose to follow the U.K.’s lead and leave the E.U. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition, and liquidity.

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

We are affected primarily by economic conditions in the North America. Market conditions in the U.S. and Canada can be assessed through the following metrics: the level and volatility of interest rates; unemployment and under-employment rates; real estate prices; consumer confidence levels and changes in consumer spending; and the number of personal bankruptcies, among others. Deterioration of market conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Lack of liquidity or access to capital could impair our business and financial condition.

Our inability to maintain adequate liquidity or to easily access credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, such as limiting our recruiting of additional financial advisors, limiting lending, selling assets at unfavorable prices, and cutting or eliminating dividend payments. Our liquidity could be negatively affected by the inability of our subsidiaries to generate cash in the form of dividends from earnings, liquidity or capital requirements applicable to our subsidiaries that may prevent us from upstreaming cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries, diminished access to the capital markets for our company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent.

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

Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities, and skills of our senior professionals, members of our executive committees, as well as associates and financial advisors. To compete effectively, we must attract, retain, and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition, and liquidity.

Turnover in the financial services industry is high. The cost of recruiting and retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attract and retain qualified personnel. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel.

To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense or result in our recruiting additional associates at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations, and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. Certain of our competitors have withdrawn from the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among over 1,800 firms that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm. The ability to bring such customer data to a new broker-dealer generally means that the financial advisor is better able to move client account balances to his or her new firm. It is possible that other competitors will similarly withdraw from the Protocol. If the broker-dealers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data, our recruiting efforts may be adversely affected and we could continue to experience claims against us relating to our recruiting efforts.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities, or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ market-making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading inventory. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in losses.

We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and/or resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by evaluating collateral and transaction levels on a recurring basis. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure.

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

We also incur credit risk by lending to businesses and individuals through the offering of loans, including commercial and industrial loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and other loans generally collateralized by securities. We also incur credit risk through our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of the loans in Stifel Bancorp’s portfolio, foreclose on certain real estate properties, or write down the value of some of our securities. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing credit risk.

Our business depends on fees earned from the management of client accounts and asset management fees.

We have grown our asset management business in recent years, which has increased the risks associated with this business relative to our overall operations. The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our Private Client Group segment, as well as AUM in our asset management business. The value of our fee-based assets and AUM is impacted by market fluctuations and inflows or outflows of assets. As a result of a shift by our Private Client Group clients to fee-based accounts from traditional transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers, or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus further impact our business and financial condition.

Our asset management fees may also decline over time due to factors such as increased competition and the renegotiation of contracts. In addition, the market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would affect our revenues, business, and financial condition.

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

As a market-maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. Despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with our market-making.

We have made, and to the limited extent permitted by applicable regulations, may continue to make principal investments in private equity funds and other illiquid investments; however, our current focus is on the divestiture of our existing portfolio. We may be unable to realize our investment objectives if we cannot sell or otherwise dispose of our interests at attractive prices or complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions or changes in laws, regulations, fiscal policies or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments. In addition, even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination, or capacity constraints of any of the clearing agents, exchanges, clearing houses, or other financial intermediaries that we use to facilitate our securities transactions. As a result of regulatory changes and the consolidation over the years among clearing agents, exchanges, and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination, or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients, and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be affected adversely by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses arising in connection with counterparty defaults may have a material adverse effect on our results of operations.

We continue to experience pricing pressures in areas of our business, which may impair our future revenue and profitability.

We continue to experience pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In the equity market, we experience pricing pressure from institutional clients to reduce commissions, partially due to the industry trend toward the separate payment for research and execution services. Our trading margins have been further compressed by the use of electronic and direct market access trading, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

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

We have experienced growth in the loan portfolio and the investment portfolio, which includes available-for-sale and held-to-maturity securities, of Stifel Bancorp, which is funded by affiliated customer deposits. Although our stock-secured loans are collateralized by assets held in our clients’ brokerage accounts, we are exposed to some credit and operational risk associated with these loans. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio. In addition, Stifel Bancorp has significantly grown its mortgage and commercial lending businesses. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business.

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, we are more sensitive to changes in interest rates, in the shape of the yield curve, or in relative spreads between market interest rates.

The monetary, tax, and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. An important function of the Federal Reserve is to regulate the national supply of bank credit and market interest rates. The actions of the Fed influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits, which may also affect the value of our on-balance sheet and off-balance sheet financial instruments. We cannot predict the nature or timing of future changes in monetary, tax, and other policies or the effect that they may have on our activities and results of operations.

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

We face intense competition.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services, pricing (such as execution pricing and fee levels), location, and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See the section titled “Competition” of Item 1 of this Form 10-K for additional information about our competitors.

We compete directly with national full-service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisers. In addition, we face competition from more recent entrants into the market and increased use of alternative sales channels by other firms. We also compete indirectly for investment assets with insurance companies, real estate firms, and hedge funds, among others. This competition could cause our business to suffer.

To remain competitive, our future success also depends, in part, on our ability to develop and enhance our products and services. The inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability. In addition, we may incur substantial expenditures to keep pace with the constant changes and enhancements being made in technology.

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

Our business contingency plan in place is intended to ensure we have the ability to recover our critical business functions and supporting assets, including staff and technology, in the event of a business interruption. Despite the diligence we have applied to the development and testing of our plans, due to unforeseen factors, our ability to conduct business may, in any case, be adversely affected by a disruption involving physical site access, catastrophic events, including weather-related events, events involving electrical, environmental, or communications malfunctions, as well as events impacting services provided by others that we rely upon which could impact our associates or third parties with whom we conduct business.

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

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iv) retain skilled information technology associates. Failure of our technology systems, which could result from events beyond our control, including a systems malfunction or cyber attack, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws, and regulatory sanctions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in this Form 10-K for additional information regarding our exposure to and approaches for managing operational risks.

Any cyber attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving the theft, dissemination, and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against our company, our associates, our advisors, or our clients. We seek to continuously monitor for and nimbly react to any and all such activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation, or corruption.

Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime, or terrorist organizations. Third parties may also attempt to place individuals within our company or induce associates, clients, or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

We also rely on numerous third party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems.

Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Additionally, the SEC issued guidance in February 2018 stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber attacks or other information security breaches in disclosures required to be made under the federal securities laws. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

We may also be subject to liability under various data protection laws. In providing services to clients, we manage, utilize, and store sensitive or confidential client or associate data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state, and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or associate data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or associate data, whether through system failure, associate negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing these types of operational risk.

We are exposed to risks of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, associates, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence, or acts of fraud by our associates.

Many aspects of our business involve substantial risk of liability, arising in the normal course of business. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. The risks associated with potential litigation often may be difficult to assess or quantify, and the existence and magnitude of potential claims often remain unknown for substantial periods of time.

These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and while we believe our supervisory procedures are reasonably designed to detect and prevent violations of applicable laws, rules, and regulations, we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect our company. We do not carry insurance that would cover payments regarding these liabilities, except for insurance against certain fraudulent acts of our associates. In addition, our bylaws provide for the indemnification of our officers, directors, and associates to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors, or associates who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. Litigation risks include potential liability under securities laws or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients’ investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims, and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which, in turn, could seriously harm our business and future business prospects.

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, and subjective, judgments. One of our most critical estimates is Stifel Bancorp’s allowance for loan losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in Stifel Bancorp’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted.

Our financial instruments, including certain trading assets and liabilities, available-for-sale securities, investments, and certain loans, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our subjective judgment. Some of these instruments and other assets and liabilities may have no directly observable inputs, making their valuation particularly subjective, and consequently, based on estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment, as well as declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board (the “FASB”) and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

The FASB has issued several new accounting standards in recent years, including on the topics of credit losses and leases, and the federal banking regulators have released implementation guidance and proposed implementation rules for some of these new standards. In particular, the new credit losses standard will replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. The adoption of the new credit losses standard will not have a material impact on our consolidated financial statements. We are evaluating the potential impact that the proposed regulatory implementation rules will have on our regulatory capital.

For a further discussion of some of our significant accounting estimates, policies, and standards, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Our risk management and conflict of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor, and control our market, credit, operational, liquidity, and legal and regulatory compliance risk, through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be effective. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot always anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate or may have limited predictive value. A failure to manage our growth adequately, including growth in the products or services we offer, or to manage our risk effectively, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by U.S. federal and state regulators and SROs such as FINRA. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause result in material harm to our business and financial condition.

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K.

We are exposed to risks from international markets.

We do business in other parts of the world and, as a result, are exposed to risks, including market, litigation, and regulatory compliance risks. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets, and unfavorable legislative, economic, and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from trading non-U.S. securities also may be subject to negative fluctuations as a result of the previously mentioned factors.

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our banking business often requires that we deal with confidential matters of great significance to our clients. Our associates interact with clients, customers, and counterparties on an ongoing basis. All associates are expected to exhibit the behaviors and ethics that are reflected in our framework of principles, policies, and technology to protect both our own information as well as that of our clients. It is not possible to deter or prevent every instance of associate misconduct, and the precautions we take to prevent and detect this activity will likely not be effective in all cases. If our associates improperly use or disclose confidential information provided by our clients, we could be subject to future regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships, and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over our assets under management. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our associates engage in misconduct, our business would be adversely affected.

A significant decline in our domestic client cash balances could negatively impact our net revenues and/or our ability to fund Stifel Bancorp’s growth.

We rely heavily on bank deposits as a low-cost source of funding for Stifel Bancorp to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. A significant reduction in our domestic clients’ cash balances, a change in the allocation of that cash between our bank subsidiaries and third-party banks, or a transfer of cash away from our company, could significantly impact our ability to continue growing interest-earning assets and/or require us to use higher-cost deposit sources to grow interest-earning assets.

The expected phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The FCA, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on, and trading markets for a broad array of financial products, including any LIBOR-based securities, loans, and derivatives that are included in our financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. There will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes, and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest income and account and service fees. In addition, LIBOR may perform differently during the phase-out period than in the past, which could result in lower interest payments and a reduction in the value of certain assets. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms are highly regulated, and the increased regulatory scrutiny over the last several years may increase the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Over the last several years, financial services firms have been operating in an evolving regulatory environment. The industry has experienced an extended period of significant change in laws and regulations governing the financial services industry, as well as increased scrutiny from various regulators, including the SEC, the Fed, the OCC, and the CFPB, in addition to stock exchanges, FINRA, and state attorneys general. For example, the Dodd-Frank Act resulted in sweeping changes to the regulatory regime, including a significant increase in the supervision and regulation of the financial services industry. Penalties and fines imposed by regulatory authorities have increased substantially in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules, and regulations.

Existing and new laws and regulations could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

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

Broker-dealers and investment advisers are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition and prospects: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisers or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business.

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

The Fed, the OCC, and the FDIC have implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The U.S. Basel III Rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer, and make selected changes to the calculation of risk-weighted assets. We became subject to the requirements under the final U.S. Basel III Rules as of January 1, 2015, subject to a phase-in period for several of its provisions, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The increased capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, and prospects could be adversely affected.

Failure to comply with regulatory capital requirements primarily applicable to our company, our bank subsidiaries, or our broker-dealer subsidiaries would significantly harm our business.

Our company and it bank subsidiaries are subject to various regulatory and capital requirements administered by various federal regulators in the U.S. and,  accordingly, must meet specific capital guidelines that involve quantitative measures of our company’s and our bank subsidiaries’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory guidelines. The capital amounts and classifications for both our company and its bank subsidiaries are also subject to qualitative judgments by U.S. federal regulators based on components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and its bank subsidiaries to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets, Tier 1 capital to average assets, and capital conservation buffers (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory (and potentially additional discretionary) actions by regulators that, if undertaken, could harm either our company or our bank subsidiaries’ operations and financial condition.

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital that a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below certain thresholds. In addition, our Canada-based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction by IIROC. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds our company needs to make payments on any such obligations.

See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulations and capital requirements.

Changes in requirements relating to the standard of conduct for broker-dealers applicable under federal and state law may adversely affect our businesses.

In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. The regulation will impose heightened standards on broker-dealers, and we anticipate incurring additional costs in order to review and modify our policies and procedures, as well as associated supervisory and compliance controls.

In addition to the SEC, various states have proposed, or are considering adopting, laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted.

Implementation of the new SEC regulations, as well as any new state rules that are adopted addressing similar matters, may negatively impact our results, including the impact of increased costs related to compliance, legal, operations, and information technology.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.

Investment management businesses have been affected by a number of highly publicized regulatory matters, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers, and broker-dealers. As broker-dealers review and potentially make changes to the availability of mutual funds and mutual fund share classes available on their distribution platforms, such changes could affect our profitability.

Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers, and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisers with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in additional operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that have been or may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business, including our product and service offerings.

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

The use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined, and may be limited or modified in the future. The research relied on in our investment management activities in the investment decision-making process is typically generated internally by our investment analysts or external research, including external research paid for with soft dollars. This external research is generally used for information gathering or verification purposes and includes broker-provided research as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs.

New regulations regarding the management of hedge funds and the use of certain investment products, including additional recordkeeping and disclosure requirements, may impact our asset management business and result in increased costs.

As a financial holding company, our company’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

We are a financial holding company and therefore depend on dividends, distributions, and other payments from our subsidiaries in order to meet our obligations, including debt service obligations. Our subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to our company. Our broker-dealers and bank subsidiaries are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder our company’s ability to access funds from its subsidiaries. We may also become subject to a prohibition or limitations on our ability to pay dividends or repurchase our common stock. The federal banking regulators, including the OCC, the Federal Reserve, and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including our company and its bank subsidiaries. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this report for additional information on liquidity and how we manage our liquidity risk.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may continue to be volatile.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations. Stocks of financial institutions have, from time to time, experienced significant downward pressure in connection with economic conditions or events and may again experience such pressures in the future. Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, may also affect our stock price. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key associates, including those who have joined us from companies we have acquired, reduce our access to debt or equity capital, and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with future acquisitions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2019. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2030.

Location	Approximate Square Footage	Use
St. Louis, Missouri(1)	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations
New York, New York	355,500	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	97,500	Institutional Group operations and Administrative offices
San Francisco, California	88,500	Global Wealth Management and Institutional Group operations
Chicago, Illinois	62,500	Global Wealth Management and Institutional Group operations
Birmingham, Alabama	62,500	Global Wealth Management and Institutional Group operations
Florham Park, New Jersey	49,000	Global Wealth Management and Institutional Group operations

We also maintain operations in 446 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 382 private client offices. In addition, Stifel Bancorp leases one location for its administrative offices and operations. Our Institutional Group segment leases 64 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of our independent contractor firms are the responsibility of the respective independent financial advisors.

See Note 20 of the Notes to Consolidated Financial Statements for further information regarding our lease obligations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 14, 2020, was $67.38. As of that date, our common stock was held by approximately 35,000 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2019		2018
	High	Low	High	Low
First quarter	$57.03	$39.80	$68.76	$56.36
Second quarter	$59.93	$52.90	$61.93	$52.21
Third quarter	$61.94	$50.75	$57.14	$51.01
Fourth quarter	$63.52	$49.63	$53.23	$38.39

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

	Fiscal Year 2019	Fiscal Year 2018
First quarter	$0.15	$0.12
Second quarter	$0.15	$0.12
Third quarter	$0.15	$0.12
Fourth quarter	$0.15	$0.12

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

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2019. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2019	505,257	53.14	505,257	5,248,314
November 1 - 30, 2019	140,987	57.77	140,987	5,107,327
December 1 - 31, 2019	—	—	—	5,107,327
	646,244	54.15	646,244

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2019, the maximum number of shares that may yet be purchased under this plan was 5.1 million.

In January 2020, the Board of Directors approved the increase of an additional 4.9 million shares, bringing the authorized share repurchase amount to 10.0 million shares.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2019. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2014, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2015	2016	2017	2018	2019
Stifel Financial Corp.	$83	$98	$117	$82	$122
Peer Group	$88	$112	$126	$88	$114
S&P 500 Index	$96	$111	$144	$129	$157
NYSE ARCA Securities Broker Dealer Index	$101	$113	$138	$132	$174

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Stifel Financial Corp.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	Goldman Sachs Group, Inc.
JMP Group, Inc.	Morgan Stanley
Piper Sandler Companies

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues:
Commissions	$667,494	$657,732	$678,904	$729,989	$749,536
Principal transactions	404,751	351,378	396,826	475,428	389,319
Investment banking	817,421	707,670	726,763	513,034	503,052
Asset management and service fees	848,035	806,175	702,064	582,789	493,761
Interest	724,882	646,449	454,381	294,332	179,101
Other income	52,378	25,553	37,524	46,798	62,224
Total revenues	3,514,961	3,194,957	2,996,462	2,642,370	2,376,993
Interest expense	177,931	170,076	70,030	66,874	45,399
Net revenues	3,337,030	3,024,881	2,926,432	2,575,496	2,331,594
Non-interest expenses:
Compensation and benefits	1,978,116	1,770,762	1,958,929	1,726,016	1,568,862
Occupancy and equipment rental	242,893	222,384	222,708	231,324	207,465
Communications and office supplies	147,428	140,254	133,493	139,644	130,678
Commissions and floor brokerage	44,011	41,967	44,132	44,315	42,518
Other operating expenses	325,444	315,152	297,634	291,615	240,504
Total non-interest expenses	2,737,892	2,490,519	2,656,896	2,432,914	2,190,027
Income from operations before income taxes	599,138	534,362	269,536	142,582	141,567
Provision for income taxes	149,152	140,394	86,665	61,062	49,231
Net income	449,986	393,968	182,871	81,520	92,336
Net income applicable to non-controlling interests	1,590	—	—	—	—
Net income applicable to Stifel Financial Corp.	448,396	393,968	182,871	81,520	92,336
Preferred dividends	17,319	9,375	9,375	3,906	—
Net income available to common shareholders	$431,077	$384,593	$173,496	$77,614	$92,336

Earnings per common share:
Basic	$5.99	$5.36	$2.53	$1.16	$1.35
Diluted	$5.49	$4.73	$2.14	$1.00	$1.18

Cash dividends declared per common share	$0.60	$0.48	$0.20	$—	$—

Weighted-average number of common shares outstanding:
Basic	71,998	71,786	68,562	66,871	68,543
Diluted	78,585	81,321	81,035	77,563	78,554
Financial Condition:
Total assets	$24,610,225	$24,519,598	$21,383,953	$19,129,356	$13,326,051
Long-term obligations (1)	$1,085,000	$1,085,000	$1,092,500	$867,500	$832,500
Total Stifel Financial Corp. shareholders' equity	$3,614,791	$3,167,593	$2,861,576	$2,738,408	$2,492,416
Book value per common share (2)	$48.37	$42.62	$38.26	$38.84	$37.19

(1)	Includes senior notes excluding debt issuance costs (presented net on the consolidated statements of financial condition) and debentures to Stifel Financial Capital Trusts.
(2)	Excludes preferred stock and non-controlling interests.

The following items should be considered when comparing the data from year to year: 1) the acquisitions of Sterne and Barclays during 2015; 2) the acquisitions of Eaton Partners and ISM and the expensing of stock awards issued as retention as part of the Barclays acquisition during 2016; 3) the acquisition of City Securities; the actions taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) to maximize tax savings; merger-related charges; litigation-related expenses associated with previously disclosed legal matters; the revaluation of the Company’s deferred tax assets as a result of the enacted Tax Legislation; and the favorable impact of the adoption of new accounting guidance associated with stock-based compensation during 2017; 4) the acquisitions of Ziegler and BBI during 2018; and 5) the acquisitions of First Empire, Mooreland, B&F, GKB, MainFirst, and GMP Capital during 2019. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional, and corporate clients quality, personalized service, with the theory that if we place clients’ needs first, both our clients and our company will prosper. Our unwavering client and associate focus have earned us a reputation as one of the nation’s leading wealth management and investment banking firms. We have grown our business both organically and through opportunistic acquisitions.

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

Our ability to attract and retain highly skilled and productive associates is critical to the success of our business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop, and retain highly skilled associates who are motivated and committed to providing the highest quality of service and guidance to our clients.

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

On September 27, 2019, the Company completed the acquisition of certain assets of George K. Baum & Company (“GKB”), a privately held investment banking firm focused on public finance and taxable fixed income sales and trading.

On November 1, 2019, the Company completed the acquisition of MainFirst, an independent European capital markets firm, specializing in equity brokerage and research, equity capital markets, and asset management. MainFirst operates out of offices in Frankfurt, London, Milan, Munich, New York, Paris, and Zurich.

On December 6, 2019, the Company completed the acquisition of substantially all of the capital markets business of GMP Capital Inc. (“GMP”), an independent investment banking franchise based in Canada that offers investment banking services, including equity capital-raising, mergers and acquisitions, institutional sales and trading, and research services to corporate clients and institutional investors.

On December 9, 2019, the Company announced that it reached an agreement to sell Ziegler Capital Management, LLC, a wholly owned asset management subsidiary. The sale is expected to be completed in the first quarter of 2020.

Results for the year ended December 31, 2019

For the year ended December 31, 2019, net revenues increased 10.3% to a record $3.3 billion compared to $3.0 billion during the comparable period in 2018. This represents our 24th consecutive year of record net revenues. Net income available to common shareholders for the year ended December 31, 2019, increased 12.1% to $431.1 million, or $5.49 per diluted common share, compared to $384.6 million, or $4.73 per diluted common share, in 2018. For the year ended December 31, 2019, our Global Wealth Management segment posted record net revenues and pre-tax income.

Our revenue growth for the year ended December 31, 2019, was primarily attributable to an increase in investment banking revenues; higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp; an increase in brokerage revenues; and the growth in asset management and service fees as a result of increased assets under management.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2019, the key indicators of the markets’ performance, the NASDAQ, the S&P 500, and Dow Jones Industrial Average closed 35.2%, 28.9%, and 22.3% higher than their December 31, 2018, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019	2018	2017
Revenues:
Commissions	$667,494	$657,732	$678,904	1.5%	(3.1)%	20.0%	21.7%	23.2%
Principal transactions	404,751	351,378	396,826	15.2	(11.5)	12.1	11.6	13.6
Investment banking	817,421	707,670	726,763	15.5	(2.6)	24.5	23.4	24.8
Asset management and service fees	848,035	806,175	702,064	5.2	14.8	25.4	26.7	24.0
Interest	724,882	646,449	454,381	12.1	42.3	21.7	21.4	15.5
Other income	52,378	25,553	37,524	105.0	(31.9)	1.6	0.8	1.3
Total revenues	3,514,961	3,194,957	2,996,462	10.0	6.6	105.3	105.6	102.4
Interest expense	177,931	170,076	70,030	4.6	142.9	5.3	5.6	2.4
Net revenues	3,337,030	3,024,881	2,926,432	10.3	3.4	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,978,116	1,770,762	1,958,929	11.7	(9.6)	59.3	58.5	66.9
Occupancy and equipment rental	242,893	222,384	222,708	9.2	(0.1)	7.3	7.4	7.6
Communication and office supplies	147,428	140,254	133,493	5.1	5.1	4.4	4.6	4.6
Commissions and floor brokerage	44,011	41,967	44,132	4.9	(4.9)	1.3	1.4	1.5
Other operating expenses	325,444	315,152	297,634	3.3	5.9	9.7	10.4	10.2
Total non-interest expenses	2,737,892	2,490,519	2,656,896	9.9	(6.3)	82.0	82.3	90.8
Income before income taxes	599,138	534,362	269,536	12.1	98.3	18.0	17.7	9.2
Provision for income taxes	149,152	140,394	86,665	6.2	62.0	4.5	4.7	3.0
Net income	449,986	393,968	182,871	14.2	115.4	13.5	13.0	6.2
Net income applicable to non-controlling interests	1,590	—	—	n/m	—	0.1	—	—
Net income applicable to Stifel Financial Corp.	448,396	393,968	182,871	13.8	115.4	13.4	13.0	6.2
Preferred dividends	17,319	9,375	9,375	84.7	—	0.5	0.3	0.3
Net income available to common shareholders	$431,077	$384,593	$173,496	12.1%	121.7%	12.9%	12.7%	5.9%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Commissions	$667,494	$657,732	$678,904	1.5%	(3.1)%
Principal transactions	404,751	351,378	396,826	15.2	(11.5)
Brokerage revenues	1,072,245	1,009,110	1,075,730	6.3	(6.2)
Advisory fees	447,979	371,482	360,616	20.6	3.0
Capital raising	369,442	336,188	366,147	9.9	(8.2)
Investment banking	817,421	707,670	726,763	15.5	(2.6)
Asset management and service fees	848,035	806,175	702,064	5.2	14.8
Net interest	546,951	476,373	384,351	14.8	23.9
Other income	52,378	25,553	37,524	105.0	(31.9)
Total net revenues	$3,337,030	$3,024,881	$2,926,432	10.3%	3.4%

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

For the year ended December 31, 2019, net revenues increased 10.3% to a record $3.3 billion from $3.0 billion in 2018. This represents our 24th consecutive year of record net revenues. The increase is primarily attributable to an increase in investment banking revenues, higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp, an increase in brokerage revenues, and the growth in asset management and service fees as a result of increased assets under management.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2019, commission revenues increased 1.5% to $667.5 million from $657.7 million in 2018. The increase is primarily attributable to an increase in trading volumes.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the year ended December 31, 2019, principal transactions revenues increased 15.2% to $404.8 million from $351.4 million in 2018. The increase is primarily attributable to higher institutional fixed income brokerage revenues, as well as the contribution from the First Empire acquisition that closed during the first quarter of 2019.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2019, investment banking revenues increased 15.5%, to $817.4 million from $707.7 million in 2018. The increase is primarily attributable to the growth of advisory fee revenue and fixed income capital-raising revenues, partially offset by lower equity capital-raising revenues.

Advisory fees increased 20.6% to $448.0 million for the year ended December 31, 2019, from $371.5 million in 2018. The increase is primarily attributable to an increase in the number of completed advisory transactions during 2019, including growth in our fund placement business.

Capital-raising revenues increased 9.9% to $369.4 million for the year ended December 31, 2019, from $336.2 million in 2018. For the year ended December 31, 2019, fixed income capital-raising revenues increased 30.5% to $143.2 million from $109.7 million in 2018. For the year ended December 31, 2019, equity capital-raising revenues decreased 0.1% to $226.2 million from $226.5 million in 2018.

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

For the year ended December 31, 2019, asset management and service fee revenues increased 5.2% to a record $848.0 million from $806.2 million in 2018. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2019, other income increased 105.0% to $52.4 million from $25.6 million during 2018. The increase is primarily attributable to an increase in loan origination fees and a decline in investment losses from 2018.

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

For the year ended December 31, 2018, net revenues increased 3.4% to $3.0 billion from $2.9 billion in 2017. The primary factors impacting the growth in revenues were increases in our fee-based accounts and the continued growth of our balance sheet that contributed to higher net interest income. The growth in our revenue was negatively impacted by the challenging environment for our brokerage business.

Commissions – For the year ended December 31, 2018, commission revenues decreased 3.1% to $657.7 million from $678.9 million in 2017. The decrease is primarily attributable to a decrease in trading volumes.

Principal transactions – For the year ended December 31, 2018, principal transactions revenues decreased 11.5% to $351.4 million from $396.8 million in 2017. The decrease is primarily attributable to lower institutional fixed income brokerage revenues, as the industry continues to face systemic issues, including the impact of passive investing and the increase in electronic trading.

Investment banking – For the year ended December 31, 2018, investment banking revenues decreased 2.6%, to $707.7 million from $726.8 million in 2017. The decrease is primarily attributable to a decrease in fixed income capital-raising revenues, partially offset by an increase in equity capital-raising revenues and advisory fees. Investment banking revenues were positively impacted by the adoption of the new revenue recognition standard in 2018 that requires gross presentation of certain costs that were previously offset against investment banking revenues.

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

Asset management and service fees – For the year ended December 31, 2018, asset management and service fee revenues increased 14.8% to $806.2 million from $702.1 million in 2017. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2018, other income decreased 31.9% to $25.6 million from $37.5 million in 2017. The decrease is primarily attributable to smaller investment losses during 2018.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$960,450	$21,465	2.23%	$466,451	$10,140	2.17%	$678,286	$7,351	1.08%
Financial instruments owned	1,207,452	23,528	1.95%	1,204,946	21,407	1.78%	1,060,272	17,563	1.66%
Margin balances	1,287,498	52,008	4.04%	1,289,167	49,515	3.84%	1,251,324	37,218	2.97%
Investment portfolio	6,690,488	231,021	3.45%	7,744,490	252,200	3.26%	6,778,105	187,731	2.77%
Loans	9,312,199	379,848	4.08%	7,912,740	300,541	3.80%	6,512,795	206,084	3.16%
Other interest-bearing assets	722,246	17,012	2.36%	773,783	12,646	1.63%	681,578	(1,566)	(0.23%)
Total interest-earning assets/interest income	$20,180,333	$724,882	3.59%	$19,391,577	$646,449	3.33%	$16,962,360	$454,381	2.68%
Interest-bearing liabilities:
Short-term borrowings	$37,626	$1,032	2.74%	$88,961	$2,322	2.61%	$135,120	$2,407	1.78%
Stock loan	488,989	6,269	1.28%	436,606	8,191	1.88%	314,720	3,367	1.07%
Senior notes	1,016,443	44,507	4.38%	1,015,973	44,610	4.39%	850,759	35,338	4.15%
Stifel Capital Trusts	60,000	2,571	4.29%	66,226	2,645	3.99%	67,500	2,040	3.02%
Deposits	14,901,655	95,813	0.64%	13,806,965	82,256	0.60%	12,112,694	12,661	0.10%
FHLB	448,333	7,872	1.76%	942,492	15,173	1.61%	774,564	8,305	1.07%
Other interest-bearing liabilities	1,106,301	19,867	1.80%	1,014,766	14,879	1.47%	1,009,998	5,912	0.59%
Total interest-bearing liabilities/interest expense	$18,059,347	177,931	0.99%	$17,371,989	170,076	0.98%	$15,265,355	70,030	0.46%
Net interest income/margin		$546,951	2.71%		$476,373	2.46%		$384,351	2.27%

*

See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2019, net interest income increased 14.8% to a record $547.0 million from $476.4 million in 2018.

For the year ended December 31, 2019, interest revenue increased 12.1% to $724.9 million from $646.4 million in 2018, principally as a result of a $66.4 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $16.5 billion during the year ended December 31, 2019, compared to $15.8 billion during 2018 at average interest rates of 3.78% and 3.52%, respectively.

For the year ended December 31, 2019, interest expense increased 4.6% to $177.9 million from $170.1 million in 2018. The increase is primarily attributable to an increase in interest-bearing liabilities (deposits) at Stifel Bancorp, partially offset by a decrease in FHLB advances.

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

Net interest income – For the year ended December 31, 2018, net interest income increased 23.9% to $476.4 million from $384.4 million in 2017.

For the year ended December 31, 2018, interest revenue increased 42.3% to $646.4 million from $454.4 million in 2017, principally as a result of a $160.0 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $15.8 billion during the year ended December 31, 2018, compared to $13.6 billion in 2017 at average interest rates of 3.52% and 2.93%, respectively.

For the year ended December 31, 2018, interest expense increased 142.9% to $170.1 million from $70.0 million in 2017. The increase is primarily attributable to an increase in interest-bearing liabilities at Stifel Bancorp (deposits and FHLB advances) and the issuance of 5.20% senior notes in October 2017.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Non-interest expenses:
Compensation and benefits	$1,978,116	$1,770,762	$1,958,929	11.7%	(9.6)%
Occupancy and equipment rental	242,893	222,384	222,708	9.2	(0.1)
Communications and office supplies	147,428	140,254	133,493	5.1	5.1
Commissions and floor brokerage	44,011	41,967	44,132	4.9	(4.9)
Other operating expenses	325,444	315,152	297,634	3.3	5.9
Total non-interest expenses	$2,737,892	$2,490,519	$2,656,896	9.9%	(6.3)%

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions, and increased administrative overhead to support the growth in our segments.

Compensation and benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, transition pay, benefits, amortization of stock-based compensation, employment taxes, and other associate-related costs. A significant portion of compensation expense is comprised of production-based variable compensation, including discretionary bonuses, which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, including base salaries, stock-based compensation amortization, and benefits, are more fixed in nature.

For the year ended December 31, 2019, compensation and benefits expense increased 11.7% to $2.0 billion from $1.8 billion in 2018. Compensation and benefits expense as a percentage of net revenues was 59.3% for the year ended December 31, 2019, compared to 58.5% for the year ended December 31, 2018. The increase is primarily attributable to higher compensation costs associated with the current year acquisitions.

Occupancy and equipment rental – For the year ended December 31, 2019, occupancy and equipment rental expense increased 9.2% to $242.9 million from $222.4 million in 2018. The increase is primarily attributable to an increase in depreciation expense as a result of the expansion of our aircraft engine leasing business, an increase in data processing costs associated with the growth of our business, and higher rent expense as a result of an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2019, communications and office supplies expense increased 5.1% to $147.4 million from $140.3 million in 2018. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2019, commissions and floor brokerage expense increased 4.9% to $44.0 million from $42.0 million in 2018. The increase is primarily attributable to an increase in institutional fixed income brokerage trading volumes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, investment banking deal costs, and professional service expenses.

For the year ended December 31, 2019, other operating expenses increased 3.3% to $325.4 million from $315.2 million in 2018. The increase is primarily attributable to higher investment banking deal costs, travel costs, litigation expense, dues and assessments, and subscription costs, partially offset by a decrease in the provision for loan losses.

Provision for income taxes – For the year ended December 31, 2019, our provision for income taxes was $149.2 million, representing an effective tax rate of 25.0%, compared to $140.4 million in 2018, representing an effective tax rate of 26.3%.

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

Other operating expenses – For the year ended December 31, 2018, other operating expenses increased 5.9% to $315.2 million from $297.6 million in 2017. The increase is primarily attributable to the adoption of the new revenue recognition standard that requires gross presentation of certain costs that were previously offset against revenue that added $33.8 million to other operating expenses; and an increase in professional fees, travel costs, subscriptions, and advertising expense, partially offset by a decrease in legal expense, FDIC insurance, and provision for loan losses.

Provision for income taxes – For the year ended December 31, 2018, our provision for income taxes was $140.4 million, representing an effective tax rate of 26.3%, compared to $86.7 million in 2017, representing an effective tax rate of 32.2%.

The provision for income taxes for the year ended December 31, 2018, was primarily impacted by the tax reform enacted in the fourth quarter of 2017 that, among other things, lowered the federal corporate income tax rate from 35% to 21%.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019	2018	2017
Revenues:
Commissions	$477,401	$472,135	$474,623	1.1%	(0.5)%	22.4%	23.7%	26.0%
Principal transactions	172,298	166,038	186,711	3.8	(11.1)	8.1	8.3	10.2
Brokerage revenues	649,699	638,173	661,334	1.8	(3.5)	30.5	32.0	36.2
Asset management and service fees	847,977	806,132	701,756	5.2	14.9	39.8	40.5	38.5
Interest	682,696	614,731	444,507	11.1	38.3	32.0	30.9	24.4
Investment banking	37,915	31,374	40,466	20.8	(22.5)	1.8	1.6	2.2
Other income	36,077	11,455	18,248	214.9	(37.2)	1.7	0.6	1.1
Total revenues	2,254,364	2,101,865	1,866,311	7.3	12.6	105.8	105.6	102.4
Interest expense	123,805	111,546	44,093	11.0	153.0	5.8	5.6	2.4
Net revenues	2,130,559	1,990,319	1,822,218	7.0	9.2	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,046,429	968,102	911,986	8.1	6.2	49.1	48.6	50.0
Occupancy and equipment rental	119,916	105,197	101,889	14.0	3.2	5.6	5.3	5.6
Communication and office supplies	57,249	62,249	58,650	(8.0)	6.1	2.7	3.1	3.2
Commissions and floor brokerage	19,931	18,734	20,153	6.4	(7.0)	0.9	0.9	1.1
Other operating expenses	101,074	99,034	102,634	2.1	(3.5)	4.8	5.1	5.7
Total non-interest expenses	1,344,599	1,253,316	1,195,312	7.3	4.9	63.1	63.0	65.6
Income before income taxes	$785,960	$737,003	$626,906	6.6%	17.6%	36.9%	37.0%	34.4%

	December 31,
	2019	2018	2017
Branch offices	382	369	355
Financial advisors (1)	2,127	2,051	1,993
Independent contractors	95	101	112
Total financial advisors	2,222	2,152	2,105
(1)	Reflects change in the definition of producing brokers as of January 1, 2019. Prior period amounts have been restated to conform with the current period presentation.

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

NET REVENUES

For the year ended December 31, 2019, Global Wealth Management net revenues increased 7.0% to a record $2.1 billion from $2.0 billion in 2018. The increase in net revenues for the year ended December 31, 2019, over 2018, is primarily attributable to an increase in net interest income, as a result of the growth of interest-earning assets at Stifel Bancorp; the growth in asset management and service fees; an increase in other income, brokerage revenues, and investment banking revenues.

Commissions – For the year ended December 31, 2019, commission revenues increased 1.1% to $477.4 million from $472.1 million in 2018.

Principal transactions – For the year ended December 31, 2019, principal transactions revenues increased 3.8% to $172.3 million from $166.0 million in 2018.

Brokerage revenues – For the year ended December 31, 2019, brokerage revenues increased 1.8% to $649.7 million from $638.2 million in the comparable period in 2018.

Asset management and service fees – For the year ended December 31, 2019, asset management and service fees increased 5.2% to $848.0 million from $806.1 million in 2018. The increase is primarily a result of continued migration to fee-based accounts and our continued expansion in the asset management business. Fee-based account revenues are primarily billed based on values as of the prior quarter end.

Client asset metrics as of the periods indicated (in thousands):

	December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Client assets	$329,495,000	$269,862,000	$272,591,000	22.1%	(1.0)%
Fee-based client assets	$117,189,000	$90,174,000	$87,560,000	30.0	3.0
Number of client accounts	1,020,000	983,000	920,000	3.8	6.8
Number of fee-based client accounts	229,000	208,000	180,000	10.1	15.6

The increase in the value of our client assets and fee-based assets was primarily attributable to the rise in the markets, as well as asset growth resulting from strong recruiting efforts. The growth of our client assets was impacted by an increase in cash outflows due to tax season.

Interest revenue – For the year ended December 31, 2019, interest revenue increased 11.1% to $682.7 million from $614.7 million in 2018. The increase is primarily due to the growth of the interest-earning assets of Stifel Bancorp and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 20.8% to $37.9 million for the year ended December 31, 2019, from $31.4 million in 2018. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Other income – For the year ended December 31, 2019, other income increased 214.9% to $36.1 million from $11.5 million in 2018. The increase is primarily attributable to an increase in loan origination fees and the rental income generated from our aircraft engine leasing business.

Interest expense – For the year ended December 31, 2019, interest expense increased 11.0% to $123.8 million from $111.5 million in 2018. The increase is primarily attributable to an increase in interest-earning liabilities at Stifel Bancorp. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NON-INTEREST EXPENSES

For the year ended December 31, 2019, Global Wealth Management non-interest expenses increased 7.3% to $1.34 billion from $1.25 billion in 2018.

Compensation and benefits – For the year ended December 31, 2019, compensation and benefits expense increased 8.1% to $1.0 billion from $968.1 million in 2018. The increase is principally due to increased variable compensation as a result of increased production. Compensation and benefits expense as a percentage of net revenues was 49.1% for the year ended December 31, 2019, compared to 48.6% in 2018.

Occupancy and equipment rental – For the year ended December 31, 2019, occupancy and equipment rental expense increased 14.0% to $119.9 million from $105.2 million in 2018. The increase is primarily attributable to an increase in locations in 2019.

Communications and office supplies – For the year ended December 31, 2019, communications and office supplies expense decreased 8.0% to $57.2 million from $62.2 million in 2018. The decrease is primarily attributable to lower postage and shipping costs, and telecommunication costs.

Commissions and floor brokerage – For the year ended December 31, 2019, commissions and floor brokerage expense increased 6.4% to $19.9 million from $18.7 million in 2018. The increase is primarily attributable to higher trading and clearing expenses.

Other operating expenses – For the year ended December 31, 2019, other operating expenses increased 2.1% to $101.1 million from $99.0 million in 2018. The increase in other operating expenses is primarily attributable to increases in professional fees, dues and assessments, and litigation expenses, partially offset by decreases in the provision for loan losses, travel costs, and insurance expense.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2019, income before income taxes increased 6.6% to $786.0 million from $737.0 million in 2018.  Profit margins (income before income taxes as a percent of net revenues) have decreased to 36.9% for the year ended December 31, 2019 from 37.0% in 2018.

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

NET REVENUES

For the year ended December 31, 2018, Global Wealth Management net revenues increased 9.2% to $2.0 billion from $1.8 billion in 2017. The increase in net revenues for the year ended December 31, 2018, over 2017, is primarily attributable to the growth in asset management and service fees; an increase in net interest income, as a result of the growth of interest-earning assets at Stifel Bancorp; partially offset by a decrease in brokerage revenues and investment banking.

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

Interest revenue– For the year ended December 31, 2018, interest revenue increased 38.3% to $614.7 million from $444.5 million in 2017. The increase is primarily due to the growth of the interest-earning assets of Stifel Bancorp and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking decreased 22.5% to $31.4 million for the year ended December 31, 2018, from $40.5 million in 2017. The decrease is primarily attributable to a decrease in corporate debt and equity sales credits as compared to 2017.

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

Occupancy and equipment rental – For the year ended December 31, 2018, occupancy and equipment rental expense increased 3.2% to $105.2 million from $101.9 million in 2017. The increase is primarily attributable to an increase in locations in 2018.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2018, income before income taxes increased 17.6% to $737.0 million from $626.9 million in 2017. Profit margins (income before income taxes as a percent of net revenues) have increased to 37.0% for the year ended December 31, 2018, from 34.4% in 2017. The improvement in profit margin from 2017 is a result of an increase in revenues, as well as our focus on expense management.

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2019			December 31, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$462,400	$10,693	2.31%	$101,843	$2,223	2.18%
U.S. government agencies	3,466	91	2.63	1,695	25	1.47
U.S. Treasuries	—	—	—	478	7	1.46
State and municipal securities (tax-exempt) (1)	39,976	870	2.18	73,437	1,349	1.84
Mortgage-backed securities	1,308,128	29,248	2.24	1,674,239	36,702	2.19
Corporate fixed income securities	818,135	24,565	3.00	1,242,644	34,429	2.77
Asset-backed securities	4,520,783	176,247	3.90	4,751,997	179,688	3.78
Federal Home Loan Bank (“FHLB”) and other capital stock	53,609	2,626	4.90	69,828	2,800	4.01
Loans (2)
Securities-based loans	1,935,722	77,669	4.01	1,831,443	69,960	3.82
Commercial and industrial	3,365,939	158,771	4.72	2,818,008	128,421	4.56
Residential real estate	3,006,243	92,204	3.07	2,727,987	77,917	2.86
Commercial real estate	363,737	20,726	5.70	181,317	9,031	4.98
Home equity lines of credit	47,818	2,270	4.75	22,366	1,060	4.74
Construction and land	234,778	12,236	5.21	55,206	2,946	5.34
Other	128,697	2,945	2.29	55,979	2,706	4.83
Loans held for sale	229,265	13,027	5.68	220,434	8,500	3.86
Total interest-earning assets (3)	$16,518,696	$624,188	3.78%	$15,828,901	$557,764	3.52%
Cash and due from banks	46,356			19,163
Other non-interest-earning assets	381,824			236,906
Total assets	$16,946,876			$16,084,970
Liabilities and stockholders’ equity:
Deposits:
Money market	$12,830,875	$51,172	0.40%	$12,357,434	$54,715	0.44%
Time deposits	1,154,180	28,010	2.43	1,021,220	21,930	2.15
Demand deposits	645,814	10,171	1.57	402,662	5,064	1.26
Savings	270,786	6,460	2.39	25,649	547	2.13
FHLB advances	448,333	7,872	1.76	942,492	15,173	1.61
Other borrowings	1,663	126	7.58	17,767	786	4.42
Total interest-bearing liabilities (3)	$15,351,651	$103,811	0.68%	$14,767,224	$98,215	0.67%
Non-interest-bearing deposits	138,001			73,677
Other non-interest-bearing liabilities	144,013			110,789
Total liabilities	$15,633,665			$14,951,690
Stockholders’ equity	1,313,211			1,133,280
Total liabilities and stockholders’ equity	$16,946,876			$16,084,970
Net interest income/spread		$520,377	3.10%		$459,549	2.85%
Net interest margin			3.15%			2.90%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2017
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$217,329	$2,228	1.03%
State and municipal securities (tax-exempt) (1)	75,022	2,212	2.95
Mortgage-backed securities	1,914,896	41,657	2.18
Corporate fixed income securities	1,001,723	23,141	2.31
Asset-backed securities	3,786,464	120,721	3.19
Federal Home Loan Bank (“FHLB”) and other capital stock	60,663	1,741	2.87
Loans (2)
Securities-based loans	1,747,544	51,316	2.94
Commercial and industrial	2,106,480	81,361	3.86
Residential real estate	2,348,137	62,492	2.66
Commercial real estate	80,393	3,036	3.78
Home equity lines of credit	14,873	566	3.81
Construction and land	15,366	619	4.03
Other	39,062	1,667	4.27
Loans held for sale	160,940	5,027	3.12
Total interest-earning assets (3)	$13,568,892	$397,784	2.93%
Cash and due from banks	12,217
Other non-interest-earning assets	324,199
Total assets	$13,905,308
Liabilities and stockholders’ equity:
Deposits:
Money market	$11,904,772	$12,409	0.10%
Time deposits	2,678	59	2.20
Demand deposits	205,240	193	0.09
Savings	4	—	—
FHLB advances	774,564	8,305	1.07
Other borrowings	16,229	719	4.43
Total interest-bearing liabilities (3)	$12,903,487	$21,685	0.17%
Non-interest-bearing deposits	15,463
Other non-interest-bearing liabilities	5,149
Total liabilities	$12,924,099
Stockholders’ equity	981,209
Total liabilities and stockholders’ equity	$13,905,308
Net interest income/spread		$376,099	2.76%
Net interest margin			2.77%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2019, interest revenue for Stifel Bancorp of $624.2 million was generated from weighted-average interest-earning assets of $16.5 billion at a weighted-average interest rate of 3.78%. For the year ended December 31, 2018, interest revenue for Stifel Bancorp of $557.8 million was generated from weighted-average interest-earning assets of $15.8 billion at a weighted-average interest rate of 3.52%. For the year ended December 31, 2017, interest revenue for Stifel Bancorp of $397.8 million was generated from weighted-average interest-earning assets of $13.6 billion at a weighted-average interest rate of 2.93%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

For the year ended December 31, 2019, interest expense for Stifel Bancorp of $103.8 million was incurred from weighted-average interest-bearing liabilities of $15.4 billion at a weighted-average interest rate of 0.68%. For the year ended December 31, 2018, interest expense for Stifel Bancorp of $98.2 million was incurred from weighted-average interest-bearing liabilities of $14.8 billion at a weighted-average interest rate of 0.67%. For the year ended December 31, 2017, interest expense for Stifel Bancorp of $21.7 million was incurred from weighted-average interest-bearing liabilities of $12.9 billion at a weighted-average interest rate of 0.17%. Interest expense represents interest on customer money market accounts, time deposits, FHLB advances, and other borrowings.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018			Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$8,346	$124	$8,470	$(1,611)	$1,606	$(5)
U.S. government agencies	38	28	66	13	12	25
U.S. Treasuries	(4)	(3)	(7)	4	3	7
State and municipal securities (tax-exempt) (1)	(696)	217	(479)	(45)	(818)	(863)
Mortgage-backed securities	(8,202)	748	(7,454)	(5,279)	324	(4,955)
Corporate fixed income securities	(13,066)	3,202	(9,864)	6,172	5,116	11,288
Asset-backed securities	(9,491)	6,050	(3,441)	34,095	24,872	58,967
FHLB and other capital stock	(3,772)	3,598	(174)	291	768	1,059
Loans
Securities-based loans	4,090	3,619	7,709	2,565	16,079	18,644
Commercial and industrial	25,712	4,638	30,350	30,708	16,352	47,060
Residential real estate	8,288	5,999	14,287	10,618	4,807	15,425
Commercial real estate	10,231	1,464	11,695	4,780	1,215	5,995
Home equity lines of credit	1,208	2	1,210	332	162	494
Construction and land	9,357	(67)	9,290	2,068	259	2,327
Other	402	(163)	239	796	243	1,039
Loans held for sale	326	4,201	4,527	2,125	1,348	3,473
	$32,767	$33,657	$66,424	$87,632	$72,348	$159,980
Interest expense:
Deposits:
Money market	$2,227	$(5,770)	$(3,543)	$490	$41,816	$42,306
Time deposits	3,041	3,039	6,080	21,872	(1)	21,871
Demand deposits	3,601	1,506	5,107	353	4,518	4,871
Savings	5,841	72	5,913	543	4	547
FHLB advances	(8,827)	1,526	(7,301)	2,073	4,795	6,868
Other borrowings	(997)	337	(660)	68	(1)	67
	$4,886	$710	$5,596	$25,399	$51,131	$76,530

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

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,028	$39	$—	$5,067
State and municipal securities	24,198	99	—	24,297
Mortgage-backed securities:
Agency	840,659	3,070	(5,851)	837,878
Commercial	109,982	269	(714)	109,537
Non-agency	9,731	50	(23)	9,758
Corporate fixed income securities	664,028	11,283	—	675,311
Asset-backed securities	1,600,415	679	(8,205)	1,592,889
	$3,254,041	$15,489	$(14,793)	$3,254,737
Held-to-maturity securities (2)
Asset-backed securities	$2,856,219	$5,960	$(34,296)	$2,827,883

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive loss.
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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we did not recognize any credit-related OTTI during the years ended December 31, 2019, 2018, and 2017, respectively.

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

We believe the gross unrealized losses of $49.1 million related to our investment portfolio, as of December 31, 2019, are attributable to changes in market interest rates. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2019, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$1,749	$3,318	$—	$—	$5,067
State and municipal securities	—	—	5,875	18,422	24,297
Mortgage-backed securities:
Agency	—	819	24,359	812,700	837,878
Commercial	—	32,457	—	77,080	109,537
Non-agency	—	8,792	—	966	9,758
Corporate fixed income securities	5,122	614,283	55,906	—	675,311
Asset-backed securities	—	—	325,540	1,267,349	1,592,889
	$6,871	$659,669	$411,680	$2,176,517	$3,254,737
Held-to-maturity securities
Asset-backed securities	$—	$—	$598,250	$2,257,969	$2,856,219
Weighted-average yield (2)	2.11%	2.73%	3.67%	3.13%	3.17%

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2019.

III.	Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

		As of December 31,
	2019	2018	2017	2016	2015
Commercial and industrial	$3,438,953	$3,304,234	$2,437,938	$1,710,399	$1,216,656
Residential real estate	3,309,548	2,875,014	2,593,576	2,161,400	429,132
Securities-based loans	2,098,211	1,786,966	1,819,206	1,614,033	1,388,953
Commercial real estate	428,549	318,961	116,258	78,711	92,623
Construction and land	398,839	138,245	7,896	12,623	3,899
Home equity lines of credit	51,205	38,098	15,039	15,008	12,475
Other	27,311	120,129	24,508	45,391	36,846
Total gross loans	9,752,616	8,581,647	7,014,421	5,637,565	3,180,584
Unamortized loan premium/(discount), net	(6,588)	(12,155)	788	858	(5,296)
Loans in process	(27,717)	27,984	(856)	(49)	(419)
Unamortized loan origination costs, net	1,310	5,972	872	(2,021)	(1,567)
Allowance for loan losses	(95,579)	(85,833)	(67,466)	(45,163)	(29,787)
	$9,624,042	$8,517,615	$6,947,759	$5,591,190	$3,143,515

 The maturities of the loan portfolio at December 31, 2019, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$2,438,015	$3,456,687	$3,857,914	$9,752,616

The sensitivity of loans with maturities in excess of one year at December 31, 2019, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$3,150,155	$3,538,746	$6,688,901
Fixed rate loans	306,532	319,168	625,700
	$3,456,687	$3,857,914	$7,314,601

Changes in the allowance for loan losses at Stifel Bancorp were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses, beginning of period	$85,833	$67,466	$45,163	$29,787	$20,731
Provision for loan losses	9,977	18,366	25,320	15,659	9,069
Charge-offs:
Commercial and industrial	(239)	(12)	(355)	(267)	—
Residential real estate	(41)	—	—	(13)	(144)
Commercial real estate	—	—	(2,703)	—	—
Other	(106)	(2)	—	(16)	—
Total charge-offs	(386)	(14)	(3,058)	(296)	(144)
Recoveries	155	15	41	13	131
Allowance for loan losses, end of period	$95,579	$85,833	$67,466	$45,163	$29,787
Net charge-offs to average bank loans outstanding, net	0.00%	0.00%	0.00%	0.01%	0.05%

 The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2019		December 31, 2018
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$69,949	35.3%	$68,367	38.5%
Residential real estate	14,253	33.9	11,228	33.5
Construction and land	4,613	4.1	1,241	1.6
Commercial real estate	3,564	4.4	1,778	3.7
Securities-based loans	2,361	21.5	1,978	20.8
Home equity lines of credit	442	0.5	310	0.4
Other	194	0.3	88	1.5
Qualitative	203	—	843	—
	$95,579	100.0%	$85,833	100.0%

	December 31, 2017		December 31, 2016
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$54,474	34.8%	$35,127	30.3%
Residential real estate	8,430	37.0	2,660	38.4
Securities-based loans	2,088	25.9	3,094	28.6
Commercial real estate	1,520	1.7	1,363	1.4
Home equity lines of credit	162	0.2	371	0.3
Construction and land	100	0.1	232	0.2
Other	16	0.3	129	0.8
Qualitative	676	—	2,187	—
	$67,466	100.0%	$45,163	100.0%

(1)	Loan category as a percentage of total loan portfolio.

	December 31, 2015
	Balance	Percent (1)
Commercial and industrial	$24,748	38.2%
Securities-based loans	1,607	43.7
Residential real estate	1,241	13.5
Home equity lines of credit	290	0.4
Commercial real estate	264	2.9
Construction and land	78	0.1
Other	105	1.2
Qualitative	1,454	—
	$29,787	100.0%

(1)	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed. At December 31, 2019, we had $14.6 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. At December 31, 2018, 2017, 2016, and 2015, we had $24.4 million, $29.2 million, $26.9 million, and $0.9 million of impaired loans, respectively, which included $9.1 million, $9.1 million, $9.7 million, and $0.2 million of trouble debt restructurings, respectively. The specific allowance on impaired loans at December 31, 2019, 2018, 2017, 2016, and 2015 was $8.2 million, $8.7 million, $9.1 million, $3.4 million, and $0.2 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2019, 2018, 2017, 2016, and 2015, were insignificant to the consolidated financial statements.

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

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$13,476,689	0.46%	$12,760,096	0.47%	$12,110,012	0.10%
Certificates of deposit (time deposits)	1,154,180	2.43	1,021,220	2.15	2,678	2.20
Demand deposits (non-interest-bearing)	138,001	*	73,677	*	15,463	*
Savings accounts	270,786	2.39	25,649	2.13	4	—

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2019, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$313,727	$69,760	$57,854	$75,939	$517,280

V.	Return on Equity and Assets

	Year Ended December 31,
	2019	2018	2017
Return on assets (net income available to common shareholders as a percentage of average total assets)	1.85%	1.76%	0.93%
Return on equity (net income available to common shareholders as a percentage of average Stifel Financial Corp. shareholders’ equity)	14.00	13.94	6.70
Dividend payout ratio	10.93	10.15	9.35
Equity to assets ratio (average Stifel Financial Corp. shareholders’ equity as a percentage of average total assets)	13.24	12.59	13.83

VI. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	FHLB Advances	Stock Loan
Year Ended December 31, 2019:
Amount outstanding at December 31, 2019	$—	$250,000	$608,333
Weighted-average interest rate thereon	2.42%	1.90%	1.53%
Maximum amount outstanding at any month-end	$276,000	$1,317,000	$608,333
Average amount outstanding during the year	$37,626	$448,333	$488,989
Weighted-average interest rate thereon	2.74%	1.76%	1.28%
Year Ended December 31, 2018:
Amount outstanding at December 31, 2018	$56,000	$540,000	$392,163
Weighted-average interest rate thereon	3.11%	2.64%	2.62%
Maximum amount outstanding at any month-end	$361,000	$1,360,000	$691,150
Average amount outstanding during the year	$88,961	$942,492	$436,606
Weighted-average interest rate thereon	2.61%	1.61%	1.88%
Year Ended December 31, 2017:
Amount outstanding at December 31, 2017	$256,000	$745,000	$219,782
Weighted-average interest rate thereon	2.26%	1.51%	1.36%
Maximum amount outstanding at any month-end	$444,400	$1,175,000	$397,527
Average amount outstanding during the year	$135,120	$774,564	$314,720
Weighted-average interest rate thereon	1.78%	1.07%	1.07%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019	2018	2017
Revenues:
Commissions	$190,093	$185,597	$204,281	2.4%	(9.1)%	15.7%	17.6%	18.4%
Principal transactions	232,453	185,340	210,115	25.4	(11.8)	19.1	17.5	18.9
Brokerage revenues	422,546	370,937	414,396	13.9	(10.5)	34.8	35.1	37.3
Advisory fees	447,979	371,401	360,606	20.6	3.0	36.9	35.2	32.5
Capital raising	331,527	304,895	325,691	8.7	(6.4)	27.3	28.9	29.3
Investment banking	779,506	676,296	686,297	15.3	(1.5)	64.2	64.1	61.8
Interest	24,139	19,237	15,208	25.5	26.5	2.0	1.8	1.4
Other income (1)	12,101	8,533	10,408	41.8	(18.0)	1.0	0.8	0.9
Total revenues	1,238,292	1,075,003	1,126,309	15.2	(4.6)	102.0	101.8	101.4
Interest expense	24,275	19,508	15,541	24.4	25.5	2.0	1.8	1.4
Net revenues	1,214,017	1,055,495	1,110,768	15.0	(5.0)	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	736,298	633,297	665,514	16.3	(4.8)	60.6	60.0	59.9
Occupancy and equipment rental	53,533	47,746	48,197	12.1	(0.9)	4.4	4.5	4.3
Communication and office supplies	74,149	67,631	60,549	9.6	11.7	6.1	6.4	5.5
Commissions and floor brokerage	24,078	23,232	23,974	3.6	(3.1)	2.0	2.2	2.2
Other operating expenses	150,289	126,538	94,553	18.8	33.8	12.4	12.0	8.5
Total non-interest expenses	1,038,347	898,444	892,787	15.6	0.6	85.5	85.1	80.4
Income before income taxes	$175,670	$157,051	$217,981	11.9%	(28.0)%	14.5%	14.9%	19.6%

(1)	Includes asset management and service fees.

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

NET REVENUES

For the year ended December 31, 2019, Institutional Group net revenues increased 15.0% to $1.2 billion from $1.1 billion in 2018. The increase in net revenues for the year ended December 31, 2019, was primarily attributable to an increase in advisory fees, fixed income institutional brokerage revenues, and fixed income capital-raising revenues, partially offset by a decrease in equity brokerage and equity capital-raising revenues.

Commissions – For the year ended December 31, 2019, commission revenues increased 2.4% to $190.1 million from $185.6 million in 2018.

Principal transactions – For the year ended December 31, 2019, principal transactions revenues increased 25.4% to $232.5 million from $185.3 million in 2018.

Brokerage revenues – For the year ended December 31, 2019, institutional brokerage revenues increased 13.9% to $422.5 million from $370.9 million in 2018. Brokerage revenues were favorably impacted by higher market volatility and trading volumes and negatively impacted by the continued migration from active to passive management strategies.

For the year ended December 31, 2019, fixed income brokerage revenues increased 38.4% to $256.0 million from $185.0 million in 2018. The increase is primarily attributable to higher fixed income trading volumes and, to a lesser extent, from the contribution of our acquisition of First Empire, which closed during the first quarter of 2019.

For the year ended December 31, 2019, equity brokerage revenues decreased 10.4% to $166.6 million from $186.0 million in 2018. The decrease is primarily attributable to the continued migration from active to passive management strategies.

Investment banking – For the year ended December 31, 2019, investment banking revenues increased 15.3% to $779.5 million from $676.3 million in 2018. The increase is primarily attributable to an increase in advisory fees and fixed income capital-raising revenues, partially offset by a decrease in equity capital-raising revenues. Investment banking revenues benefited from the contribution of our acquisition of Mooreland, which closed in the third quarter of 2019.

For the year ended December 31, 2019, advisory fees increased 20.6% to $448.0 million from $371.4 million in 2018. The increase is primarily attributable to an increase in the number of advisory transactions over 2018, including growth in our fund placement business.

For the year ended December 31, 2019, capital-raising revenues increased 8.7% to $331.5 million from $304.9 million in 2018.

For the year ended December 31, 2019, fixed income capital markets capital-raising revenues increased 39.3% to $127.1 million from $91.3 million in 2018. The increase is primarily attributable to an increase in the municipal bond origination business.

For the year ended December 31, 2019, equity capital markets capital-raising revenues decreased 4.3% to $204.4 million from $213.6 million in 2018.

Interest income – For the year ended December 31, 2019, interest income increased 25.5% to $24.1 million from $19.2 million in 2018. The increase is primarily attributable to an increase in inventory levels.

Other income – For the year ended December 31, 2019, other income increased 41.8% to $12.1 million from $8.5 million in 2018.

Interest expense – For the year ended December 31, 2019, interest expense increased 24.4% to $24.3 million from $19.5 million in 2018. The increase is primarily attributable to an increase in inventory levels.

NON-INTEREST EXPENSES

For the year ended December 31, 2019, Institutional Group non-interest expenses increased 15.6% to $1.0 billion from $898.4 million in 2018.

Compensation and benefits – For the year ended December 31, 2019, compensation and benefits expense increased 16.3% to $736.3 million from $633.3 million in 2018. Compensation and benefits expense as a percentage of net revenues was 60.6% for the year ended December 31, 2019, compared to 60.0% in 2018.

Occupancy and equipment rental – For the year ended December 31, 2019, occupancy and equipment rental expense increased 12.1% to $53.5 million from $47.7 million in 2018. The increase is primarily attributable to higher rent expense.

Communications and office supplies – For the year ended December 31, 2019, communications and office supplies expense increased 9.6% to $74.1 million from $67.6 million in 2018. The increase is primarily attributable to an increase in communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2019, commissions and floor brokerage expense increased 3.6% to $24.1 million from $23.2 million in 2018. The increase is primarily attributable to increased fixed income brokerage volumes.

Other operating expenses – For the year ended December 31, 2019, other operating expenses increased 18.8% to $150.3 million from $126.5 million in 2018. The increase is primarily attributable to an increase in investment banking deal costs, dues and assessments, and conference and travel costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2019, income before income taxes for the Institutional Group segment increased 11.9% to $175.7 million from $157.1 million in 2018. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 14.5% for the year ended December 31, 2019, from 14.9% in 2018 as a result of an increase in expenses, partially offset by higher revenues.

Year Ended December 31, 2018, Compared With Year Ended December 31, 2017

NET REVENUES

For the year ended December 31, 2018, Institutional Group net revenues decreased 5.0% to $1.06 billion from $1.11 billion in 2017. The decrease in net revenues for the year ended December 31, 2018, was primarily attributable to a decrease in fixed income capital-raising revenues and fixed income and equity brokerage revenues, partially offset by an increase in equity capital-raising revenues and advisory fee revenues.

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

Investment banking – For the year ended December 31, 2018, investment banking revenues decreased 1.5% to $676.3 million from $686.3 million in 2017. The decrease is primarily attributable to a decrease in fixed income capital-raising revenues, partially offset by an increase in equity capital-raising revenues and advisory fees. Investment banking revenues were positively impacted by the adoption of the new revenue recognition standard in 2018 that requires gross presentation of certain costs that were previously offset against investment banking revenues.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2018, income before income taxes for the Institutional Group segment decreased 28.0% to $157.1 million from $218.0 million in 2017. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 14.9% for the year ended December 31, 2017, from 19.6% in 2017 as a result of lower revenues.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net revenues	$(7,546)	$(20,933)	$(6,554)	64.0%	(219.4)%
Non-interest expenses:
Compensation and benefits	195,389	169,364	381,429	15.4	(55.6)
Other operating expenses	159,557	169,395	187,368	(5.8)	(9.6)
Total non-interest expenses	354,946	338,759	568,797	4.8	(40.4)
Loss before income taxes	$(362,492)	$(359,692)	$(575,351)	0.8%	(37.5)%

The other segment includes expenses related to the Company’s acquisition strategy, the investments made in the Company’s infrastructure and control environment, and actions taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) that was enacted in the fourth quarter of 2017 to maximize tax savings. The expenses relating to the Company’s acquisition strategy, which are included in the other segment, consists of stock-based compensation and costs directly related to acquisitions and dispositions of certain businesses that are not representative of the costs of running our company’s ongoing business.

The following table shows the expenses that are part of the other segment related to 1) the actions taken by the Company in response to the Tax Legislation that was enacted in the fourth quarter of 2017; and 2) anticipated merger-related charges.

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Non-interest expenses:
Compensation and benefits	$32,367	$17,333	$167,848	86.7%	(89.7)%
Other operating expenses	32,171	40,654	61,785	(20.9)	(34.2)
Total non-interest expenses	$64,538	$57,987	$229,633	11.3%	(74.7)%

For the year ended December 31, 2019, compensation and benefits expense increased 86.7% to $32.4 million from $17.3 million in 2018.

For the year ended December 31, 2019, other operating expenses decreased 20.9% to $32.2 million from $40.7 million in 2018.

The expenses not associated with the activities described above in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Non-interest expenses:
Compensation and benefits	$163,022	$152,031	$213,581	7.2%	(28.8)%
Other operating expenses	127,386	128,741	125,583	(1.1)	2.5
Total non-interest expenses	$290,408	$280,772	$339,164	3.4%	(17.2)%

For the year ended December 31, 2019, compensation and benefits expense increased 7.2% to $163.0 million from $152.0 million in 2018.

For the year ended December 31, 2019, other operating expenses decreased 1.1% to $127.4 million from $128.7 million in 2018.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $24.6 billion at December 31, 2019, were up 0.4% over December 31, 2018. The increase is primarily attributable to increases in bank loans as a result of our continued focus to grow the balance sheet at Stifel Bancorp. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2019, our liabilities were comprised primarily of deposits of $15.3 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.0 billion, payables to customers of $740.4 million at our broker-dealer subsidiaries, Federal Home Loan Bank advances of $250.0 million, accrued employee compensation of $507.0 million, accounts payable and accrued expenses of $1.1 billion, and trust preferred securities of $60.0 million. To meet our obligations to clients and operating needs, we had $1.1 billion in cash and cash equivalents at December 31, 2019. We also had highly liquid assets consisting of held-to-maturity securities of $2.9 billion, available-for-sale securities of $3.3 billion, client brokerage receivables of $1.4 billion, and financial instruments of $972.9 million.

Cash Flow

Cash and cash equivalents decreased $794.0 million to $1.1 billion at December 31, 2019, from $1.9 billion at December 31, 2018. Operating activities provided cash of $626.9 million primarily due to net income recognized in 2019 adjusted for non-cash activities. Investing activities used cash of $350.3 million due to the growth of the loan portfolio, investment portfolio purchases, business acquisitions, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the sale of investments. Financing activities used cash of $1.1 billion primarily due to a decrease in bank deposits, repayments of FHLB advances, share repurchases, repayments of short-term borrowings, and dividends paid on our common and preferred stock, partially offset by proceeds received from the issuance of preferred stock and an increase in securities loaned. In addition, new accounting guidance associated with stock-based compensation requires cash payments to taxing authorities when withholding shares from an associate’s award for tax-withholding purposes to be classified as a financing activity on the consolidated statement of cash flows.

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of our company. The Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate sensitivity of our company’s asset and liability position.

Our assets, consisting mainly of cash or assets readily convertible into cash, are our principal source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, corporate debt, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, repurchase agreements, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis, securities lending, and repurchase agreements, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

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

As of December 31, 2019, we had $24.6 billion in assets, $9.3 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,		Average
	2019	2018	Conversion
Cash and cash equivalents	$1,142,596	$1,936,560
Receivables from brokers, dealers, and clearing organizations	627,790	515,574	5 days
Securities purchased under agreements to resell	385,008	699,900	1 day
Financial instruments owned at fair value	963,606	1,267,273	3 days
Available-for-sale securities at fair value	3,254,737	3,070,447	4 days
Held-to-maturity securities at amortized cost	2,856,219	4,218,854	3 days
Investments	49,980	50,382	10 days
Total cash and assets readily convertible to cash	$9,279,936	$11,758,990

As of December 31, 2019 and 2018, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2019		December 31, 2018
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$98,250	$—	$71,784	$—
Financial instruments owned at fair value	391,634	391,634	535,394	600,636
Investment portfolio (AFS & HTM)	—	1,617,688	—	3,536,719
	$489,884	$2,009,322	$607,178	$4,137,355

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2019, Stifel’s excess net capital exceeded the minimum requirement, as defined.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2019, the maximum number of shares that may yet be purchased under this plan was 5.1 million. In January 2020, the Board of Directors approved the increase of an additional 4.9 million shares, bringing the authorized share repurchase amount to 10.0 million shares. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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

Liquidity stress testing (Firmwide) – A liquidity stress test model is maintained by the Company that measures liquidity outflows across multiple scenarios at the major operating subsidiaries and details the corresponding impact to our holding company and the overall consolidated firm. Liquidity stress tests are utilized to ensure that current exposures are consistent with the Company’s established liquidity risk tolerance and, more specifically, to identify and quantify sources of potential liquidity strain. Further, the stress tests are utilized to analyze possible impacts on the Company’s cash flows and liquidity position. The outflows are modeled over a 30-day liquidity stress timeframe and include the impact of idiosyncratic and macro-economic stress events.

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

At December 31, 2019, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2019, available cash and highly liquid investments comprised approximately 15% of Stifel Bancorp’s assets, which was well in excess of its internal target.

In addition to these stress tests, management performs a daily liquidity review. The daily analysis provides management with all major fluctuations in liquidity. The analysis also tracks the proportion of deposits that Stifel Bancorp is sweeping from its affiliated broker-dealer, Stifel. On a monthly basis, liquidity key performance indicators and compliance with liquidity policy limits are reported to the Board of Directors. Our bank subsidiaries have not violated any internal liquidity policy limits.

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

Cash and Cash Equivalents – We held $1.1 billion of cash and cash equivalents at December 31, 2019, compared to $1.9 billion at December 31, 2018. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.3 billion in available-for-sale investment securities at December 31, 2019, compared to $3.1 billion at December 31, 2018. As of December 31, 2019, the weighted-average life of the investment securities portfolio was approximately 1.0 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of December 31, 2019, we had $15.3 billion in deposits compared to $15.9 billion at December 31, 2018. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, securities lending arrangements, and repurchase agreements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We also have an unsecured, committed bank line available.

Our uncommitted secured lines of credit at December 31, 2019, totaled $835.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the year ended December 31, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2019, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $250.0 million as of December 31, 2019, are floating-rate advances. The weighted average interest rates during the year ended December 31, 2019, on these advances is 1.76%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2019, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants.

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

The Stifel Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2019, there were no advances on the Stifel Credit Facility and we were in compliance with all covenants.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.1 billion at December 31, 2019 and $59.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2019, outstanding FHLB advances were $250.0 million. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $816.1 million with the Federal Reserve’s discount window at December 31, 2019. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $13.9 billion at December 31, 2019. At December 31, 2019, there was $14.8 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources – On January 2, 2019, the Company completed the acquisition of First Empire, including First Empire Securities, Inc., an institutional broker-dealer specializing in the fixed income markets. The acquisition was funded with cash from operations.

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

On September 27, 2019, the Company completed the acquisition of certain assets of GKB, a private held investment banking firm focused on public finance and taxable fixed income sales and trading. The acquisition was funded with cash from operations.

On November 1, 2019, the Company completed the acquisition of MainFirst, an independent European capital markets firm, specializing in equity brokerage and research, equity capital markets, and asset management. MainFirst operates out of offices in Frankfurt, London, Milan, Munich, New York, Paris, and Zurich. The acquisition was funded with cash from operations.

On December 6, 2019, the Company completed the acquisition of substantially all of the capital markets business of GMP, an independent investment banking franchise based in Canada that offers investment banking services, including equity capital-raising, mergers and acquisitions, institutional sales and trading, and research services to corporate clients and institutional investors. The acquisition was funded with cash from operations.

During the year ended December 31, 2019, we repurchased $215.4 million, or 3.9 million shares, at an average price of $54.94 per share.

The following table summarizes the activity related to our company’s note receivable from January 1, 2018 to December 31, 2019 (in thousands):

	2019	2018
Beginning balance – January 1	$408,436	$378,124
Notes issued – organic growth	209,178	111,324
Notes issued – acquisitions (1)	4,065	9,000
Amortization	(95,053)	(85,374)
Other	(1,294)	(4,638)
Ending balance – December 31	$525,332	$408,436

(1)	Notes issued in conjunction with the acquisitions of Ziegler Wealth Management in 2018 and First Empire in 2019.

We have paid $213.2 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2019. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2020, 2021, 2022, 2023, 2024, and thereafter, is $112.9 million, $84.1 million, $74.9 million, $65.9 million, $54.3 million, and $133.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years.

At December 31, 2019, the total number of restricted stock units, Performance-based Restricted Stock Units (“PRSUs”), and restricted stock awards outstanding was 15.6 million, of which 13.5 million were unvested. At December 31, 2019, there was approximately $448.4 million of unrecognized compensation cost for deferred awards, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the years ended December 31, 2020, 2021, 2022, 2023, 2024, and thereafter, is $124.2 million, $107.5 million, $92.5 million, $62.5 million, $34.3 million, and $27.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

Net Capital Requirements – We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse effect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiaries, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company Delaware, N.A., are also subject to various regulatory capital requirements administered by the federal banking agencies. Our broker-dealer subsidiaries, our bank subsidiaries, and Stifel Trust have consistently operated in excess of their capital adequacy requirements. Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of IIROC.

At December 31, 2019, Stifel had net capital of $369.6 million, which was 21.2% of aggregate debit items and $334.7 million in excess of its minimum required net capital. At December 31, 2019, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2019, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2019, our bank subsidiaries and Stifel Trust were considered well capitalized under the regulatory framework for prompt corrective action. At December 31, 2019, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Allowance for Loan Losses

We regularly review the loan portfolio and have established an allowance for loan losses for inherent losses estimated to have occurred in the loan portfolio through a provision for loan losses charged to income. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, the selection of proxy data used in developing loss rates, and prevailing economic and business conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2019, of $6.9 million and anticipate cumulative future cash savings of $63.5 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of October 1, 2019, with no impairment charges resulting from the annual impairment tests.

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

Dilution

As of December 31, 2019, there were 15,560,747 outstanding restricted stock units, PRSUs, and restricted stock awards. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Of the outstanding restricted stock units, PRSUs, and restricted stock awards, 2,092,334 shares are currently vested and 13,468,413 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,497,589 shares under these awards will be distributed in 2020, 2,798,928 will vest in 2021, 2,077,409 will vest in 2022, and the balance of 6,094,487 will be distributed thereafter.

An associate will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of the shares at that time, and we are entitled to a corresponding tax deduction in the year of vesting in some instances, or delivery in other instances. Unless an associate elects to satisfy the withholding in another manner, either by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by the individual for at least six months, we may satisfy tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards. The reduction will be calculated based on a current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the associates will be reduced by approximately 35% to satisfy the maximum withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Senior notes (1)	$1,025,000	$300,000	$—	$—	$—	$500,000	$225,000
Interest on senior notes	443,171	43,450	42,575	32,950	32,950	24,096	267,150
Debenture to Stifel Financial Capital Trusts (2)	60,000	—	—	—	—	—	60,000
Interest on debenture	25,442	1,500	1,500	1,500	1,500	1,500	17,942
Operating leases	918,117	94,093	88,436	86,594	85,491	83,517	479,986
Commitments to extend credit – Stifel Bancorp (3)	1,972,418	877,405	171,303	231,331	275,163	331,712	85,504
Earn-out payments (4)	89,479	26,540	41,156	16,453	4,251	1,079	—
Commitments to fund partnership interests	2,156	2,156	—	—	—	—	—
Certificates of deposit	522,958	446,647	46,393	22,821	6,897	200	—
	$5,058,741	$1,791,791	$391,363	$391,649	$406,252	$942,104	$1,135,582

(1)	See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of our Senior Notes.
(2)	See Note 15 of the Notes to the Consolidated Financial Statements for further discussion of our Capital Trusts.
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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $3.2 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 25 to the consolidated financial statements for a discussion of income taxes.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2019, and the daily VaR at December 31, 2019 and 2018 (in thousands):

	December 31, 2019			VaR Calculation at December 31,
	High	Low	Daily Average	2019	2018
Daily VaR	$8,889	$2,145	$5,090	$2,162	$6,473

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

The following table illustrates the estimated change in net interest margin at December 31, 2019, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	11.8%
+100	5.9
0	—
-100	(17.3)
-200	(34.2)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2019 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$6,670,572	$326,894	$2,098,539	$1,075,790
Securities	4,721,020	123,605	797,243	511,447
Interest-bearing cash	299,863	—	—	—
	$11,691,455	$450,499	$2,895,782	$1,587,237
Interest-bearing liabilities:
Transaction accounts and savings	$14,657,767	$—	$—	$—
Certificates of deposit	386,758	60,309	76,312	—
Borrowings	—	—	250,000	—
	$15,044,525	$60,309	$326,312	$—
GAP	(3,353,070)	390,190	2,569,470	1,587,237
Cumulative GAP	$(3,353,070)	$(2,962,880)	$(393,410)	$1,193,827

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and the fair value of the collateral that had been sold or repledged was $391.6 million.

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

We operate different businesses in diverse markets and are reliant on the ability of our associates and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by associates, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

The Company’s bank loan portfolio totaled $9.7 billion as of December 31, 2019 and the associated allowance for loan losses (ALL) was $95.6 million.  Of that amount, the allowance for commercial and industrial (C&I) loans was $69.9 million.  As discussed in Notes 2 and 8 to the consolidated financial statements, the ALL is established for probable and estimable losses incurred in the Company’s loan portfolio and is inclusive of two components; the inherent allowance component and the specific allowance component.  The inherent allowance component is used to estimate the probable losses inherent in the loan portfolio and includes non-homogenous loans that have not been identified as impaired and portfolios of smaller homogenous loans.  In providing the inherent allowance of the C&I loan portfolio the Company selects proxy data used in developing loss rates, additionally the Company considers quantitative and qualitative risk factors including historical loss experience, the nature and volume of the C&I loan portfolio and prevailing economic and business conditions.

Auditing management’s estimate of the inherent allowance component within the C&I loan portfolio involves a high degree of subjectivity due to the use of qualitative risk factors and the selection of proxy data in developing loss rates.  Management’s identification and measurement of the qualitative risk factors is highly judgmental and could have a significant effect on the allowance for loan losses.

We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the inherent allowance component. We evaluated the design and tested the operating effectiveness of controls and governance over the appropriateness of the inherent allowance component of the ALL, including controls over the review of the ALL methodology, the review over the identification and measurement of qualitative risk factors and proxy data used in measuring loss rates and management’s review of the overall adequacy of the allowance for losses.

To test the reasonableness of the qualitative risk factors used in the measurement of the inherent allowance, we evaluated 1.) the potential impact of imprecision in the application of identified qualitative risk factors; 2.) the changes and adjustments to qualitative risk factors; 3.) the sufficiency, availability and relevance of company specific and industry historical loss data used in developing loss rates and 4.) the completeness of qualitative risk factors identified.  Our procedures included, among others, evaluating the reasonableness and accuracy of management’s inputs used in the application of qualitative risk factors by comparing those inputs to third party macroeconomic data, third party historical loss data and peer bank data.  In addition, we evaluated the overall reasonableness of the ALL by comparing the total ALL, inclusive of the qualitative risk factors included in the inherent allowance component, to similar banking institutions with similar loan portfolios.  We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Stamford, Connecticut

February 19, 2020

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
($ in thousands)	2019	2018
Assets
Cash and cash equivalents	$1,142,596	$1,936,560
Cash segregated for regulatory purposes	131,374	132,814
Receivables:
Brokerage clients, net	1,351,786	1,201,477
Brokers, dealers, and clearing organizations	627,790	515,574
Securities purchased under agreements to resell	385,008	699,900
Financial instruments owned, at fair value	972,932	1,267,449
Available-for-sale securities, at fair value	3,254,737	3,070,447
Held-to-maturity securities, at amortized cost	2,856,219	4,218,854
Loans:
Held for investment, net	9,624,042	8,517,615
Held for sale, at lower of cost or market	389,693	205,557
Investments, at fair value	79,972	67,982
Fixed assets, net	1,107,928	372,939
Goodwill	1,194,074	1,034,679
Intangible assets, net	161,773	119,655
Loans and advances to financial advisors and other employees, net	525,332	408,436
Deferred tax assets, net	104,380	112,008
Other assets	700,589	637,652
Total assets	$24,610,225	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	December 31,
($ in thousands, except share and per share amounts)	2019	2018
Liabilities
Payables:
Brokerage clients	$740,444	$837,379
Brokers, dealers, and clearing organizations	712,291	432,299
Drafts	119,758	104,887
Securities sold under agreements to repurchase	391,634	535,394
Bank deposits	15,332,581	15,863,613
Financial instruments sold, but not yet purchased, at fair value	662,852	947,306
Accrued compensation	507,009	460,347
Accounts payable and accrued expenses	1,146,706	344,152
Federal Home Loan Bank advances	250,000	540,000
Borrowings	150	180,655
Senior notes, net	1,017,010	1,015,973
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	20,940,435	21,322,005
Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; issued 12,400 and 6,000 shares, respectively	310,000	150,000
Common stock − $0.15 par value; authorized 194,000,000 shares; issued 74,441,113 and 74,441,017 shares, respectively	11,166	11,166
Additional paid-in-capital	1,909,286	1,893,304
Retained earnings	1,715,704	1,366,503
Accumulated other comprehensive loss	(11,705)	(72,523)
Treasury stock, at cost, 6,113,084 and 3,639,399 shares, respectively	(319,660)	(180,857)
Total Stifel Financial Corp. shareholders’ equity	3,614,791	3,167,593
Non-controlling interests	54,999	30,000
Total equity	3,669,790	3,197,593
Total liabilities and equity	$24,610,225	$24,519,598

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share amounts)	2019	2018	2017
Revenues:
Commissions	$667,494	$657,732	$678,904
Principal transactions	404,751	351,378	396,826
Investment banking	817,421	707,670	726,763
Asset management and service fees	848,035	806,175	702,064
Interest	724,882	646,449	454,381
Other income	52,378	25,553	37,524
Total revenues	3,514,961	3,194,957	2,996,462
Interest expense	177,931	170,076	70,030
Net revenues	3,337,030	3,024,881	2,926,432
Non-interest expenses:
Compensation and benefits	1,978,116	1,770,762	1,958,929
Occupancy and equipment rental	242,893	222,384	222,708
Communications and office supplies	147,428	140,254	133,493
Commissions and floor brokerage	44,011	41,967	44,132
Other operating expenses	325,444	315,152	297,634
Total non-interest expenses	2,737,892	2,490,519	2,656,896
Income before income tax expense	599,138	534,362	269,536
Provision for income taxes	149,152	140,394	86,665
Net income	449,986	393,968	182,871
Net income applicable to non-controlling interests	1,590	—	—
Net income applicable to Stifel Financial Corp.	448,396	393,968	182,871
Preferred dividends	17,319	9,375	9,375
Net income available to common shareholders	$431,077	$384,593	$173,496

Earnings per common share:
Basic	$5.99	$5.36	$2.53
Diluted	$5.49	$4.73	$2.14

Cash dividends declared per common share	$0.60	$0.48	$0.20

Weighted-average number of common shares outstanding:
Basic	71,998	71,786	68,562
Diluted	78,585	81,321	81,035

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Net income	$449,986	$393,968	$182,871
Other comprehensive income/(loss), net of tax: (1) (5)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2) (3)	60,288	(36,254)	4,730
Changes in unrealized losses on cash flow hedging instruments, net of tax (4)	(4,402)	(792)	(320)
Foreign currency translation adjustment, net of tax	4,932	(5,691)	7,896
Total other comprehensive income/(loss), net of tax	60,818	(42,737)	12,306
Comprehensive income	510,804	351,231	195,177
Net income applicable to non-controlling interest	1,590	—	—
Comprehensive income applicable to Stifel Financial Corp.	$509,214	$351,231	$195,177

(1)	Net of a tax expense of $20.2 million, tax benefit of $11.2 million, and tax expense of $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
(2)

Amounts are net of reclassifications to earnings of realized losses of $0.2 million and $2.9 million and realized gains of $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(3)

As part of the adoption of ASU 2019-04, in the third quarter of 2019, the Company made a one-time election to transfer a portion of its held-to-maturity securities to available-for-sale. The transfer resulted in a net of tax increase to accumulated other comprehensive income of $17.9 million. See Notes 2 and 7 for additional information on the transfer.

(4)	Amounts are net of reclassifications to earnings of gains of $3.3 million and $4.9 million and losses of $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
(5)

The adoption of ASU 2018-02 on January 1, 2018, resulted in a reclassification of $3.1 million to retained earnings related to cash flow hedges and investment portfolio risk. The reclassification is reflected in the activity for the year ended December 31, 2018. See Note 2 for further details.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
($ in thousands, except per share amounts)	2019	2018	2017
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$150,000	$150,000	$150,000
Issuance of preferred stock	160,000	—	—
Balance, end of year	310,000	150,000	150,000
Common stock, par value $0.15 per share:
Balance, beginning of year	11,166	10,746	10,426
Common stock issued under employee plans	—	123	292
Common stock issued for acquisitions	—	297	28
Balance, end of year	11,166	11,166	10,746
Additional paid-in-capital:
Balance, beginning of year	1,893,304	1,733,348	1,840,551
Unit amortization, net of forfeitures	112,864	102,971	167,908
Common stock issued under employee plans	(91,898)	(60,256)	(288,152)
Issuance of preferred stock	(5,012)	—	—
Issuance of common stock for acquisitions	—	110,374	9,324
Dividends declared to equity-award holders	—	6,812	3,758
Other	28	55	(41)
Balance, end of year	1,909,286	1,893,304	1,733,348
Retained earnings:
Balance, beginning of year	1,366,503	1,033,526	876,958
Net income	449,986	393,968	182,871
Dividends declared:
Common	(50,743)	(41,450)	(17,446)
Preferred	(17,319)	(9,375)	(9,375)
Common stock issued under employee plans	(19,819)	(10,985)	—
Cumulative adjustments for accounting changes (1)	(11,117)	(1,124)	—
Other	(1,787)	1,943	518
Balance, end of year	1,715,704	1,366,503	1,033,526
Accumulated other comprehensive loss:
Balance, beginning of year	(72,523)	(26,736)	(39,042)
Unrealized gains/(losses) on securities, net of tax	60,288	(36,254)	4,730
Unrealized losses on cash flow hedging activities, net of tax	(4,402)	(792)	(320)
Foreign currency translation adjustment, net of tax	4,932	(5,691)	7,896
Adjustments for accounting changes (1)	—	(3,050)	—
Balance, end of year	(11,705)	(72,523)	(26,736)
Treasury stock, at cost:
Balance, beginning of year	(180,857)	(39,308)	(100,485)
Common stock issued under employee plans	76,627	28,655	74,175
Common stock repurchased	(215,430)	(170,204)	(12,998)
Balance, end of year	(319,660)	(180,857)	(39,308)
Total Stifel Financial Corp. Shareholders' Equity	3,614,791	3,167,593	2,861,576
Non-controlling interests:
Balance, beginning of year	30,000	—	—
Net income applicable to non-controlling interests	1,590	—	—
Capital contributions from non-controlling interest holders	26,800	30,000	—
Distributions to non-controlling interest holders	(3,391)	—	—
Balance, end of year	54,999	30,000	—
Total Shareholders' Equity	$3,669,790	$3,197,593	$2,861,576

(1) Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$449,986	$393,968	$182,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,369	27,896	32,495
Amortization of loans and advances to financial advisors and other employees	95,053	85,374	91,594
Amortization of premium on investment portfolio	34,229	25,307	15,837
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	11,007	19,601	25,985
Amortization of intangible assets	16,015	12,557	12,135
Deferred income taxes	(6,863)	14,254	118,129
Stock-based compensation	102,190	100,789	140,461
(Gain)/losses on sale of investments	(7,922)	22,780	(2,359)
Other, net	(38,554)	(10,723)	3,037
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	(17,487)	182,619	31,840
Brokers, dealers, and clearing organizations	(8,655)	(56,467)	566,454
Securities purchased under agreements to resell	314,892	(187,680)	(263,632)
Financial instruments owned, including those pledged	335,548	(123,765)	(217,386)
Loans originated as held for sale	(1,848,568)	(1,341,108)	(1,564,386)
Proceeds from mortgages held for sale	1,782,455	1,345,109	1,558,327
Loans and advances to financial advisors and other employees	(210,646)	(116,921)	(72,215)
Other assets	(36,290)	(1,562)	(113,875)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(210,712)	9,173	(13,808)
Brokers, dealers, and clearing organizations	63,822	(16,383)	(79,905)
Drafts	14,871	(2,156)	12,592
Financial instruments sold, but not yet purchased	(284,510)	168,443	79,831
Other liabilities and accrued expenses	38,631	(21,579)	135,894
Net cash provided by operating activities	$626,861	$529,526	$679,916
See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$1,224,619	$1,244,434	$985,520
Calls and principal paydowns of held-to-maturity securities	482,079	827,905	370,019
Sale of equipment	—	21,699	—
Sale or maturity of investments	14,699	24,445	28,839
Sale of other real estate owned	8,950	—	—
Increase in loans held for investment, net	(1,208,817)	(1,079,546)	(1,374,959)
Payments for:
Purchase of available-for-sale securities	(239,965)	(550,162)	(1,583,369)
Purchase of held-to-maturity securities	(243,335)	(1,352,587)	(1,033,700)
Purchase of investments	(37,563)	(8,828)	(4,296)
Purchase of fixed assets	(157,897)	(108,207)	(28,217)
Acquisitions, net of cash acquired	(193,097)	(8,394)	(7,220)
Net cash used in investing activities	(350,327)	(989,241)	(2,647,383)
Cash Flows from Financing Activities:
Repayments of borrowings, net	(62,810)	(216,572)	(121,000)
Proceeds from issuance of senior notes, net	—	—	217,913
(Repayments of)/proceeds from advances from the FHLB, net	(290,000)	(214,950)	245,000
Proceeds from non-controlling interests	26,800	30,000	—
Proceeds from preferred stock issuance, net	154,988	—	—
(Decrease)/increase in securities sold under agreements to repurchase	(168,069)	301,690	(34,842)
(Decrease)/increase in bank deposits, net	(531,032)	1,950,661	1,884,452
Increase/(decrease) in securities loaned	114,135	172,380	(166,900)
Tax payments related to shares withheld for stock-based compensation plans	(33,268)	(43,229)	(214,744)
Proceeds from stock option exercises	—	2,278	—
Repurchase of common stock	(215,430)	(170,204)	(12,998)
Cash dividends on preferred stock	(17,319)	(9,375)	(9,375)
Cash dividends paid to common stock and equity-award holders	(41,948)	(34,638)	(13,688)
Extinguishment of Stifel Financial Capital Trust	—	(7,500)	—
Payment of contingent consideration	(9,526)	(12,846)	(13,328)
Other	(3,391)	—	—
Net cash (used in)/provided by financing activities	(1,076,870)	1,747,695	1,760,490
Effect of exchange rate changes on cash	4,932	(5,691)	7,895
(Decrease)/increase in cash, cash equivalents, and cash segregated for regulatory purposes	(795,404)	1,282,289	(199,082)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	2,069,374	787,085	986,167
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$1,273,970	$2,069,374	$787,085

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$1,142,596	$1,936,560	$696,283
Cash segregated for regulatory purposes	131,374	132,814	90,802
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,273,970	$2,069,374	$787,085

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$183,012	$169,724	$69,781
Cash paid for income taxes, net of refunds	161,926	67,379	21,516
Noncash investing and financing activities:
Unit grants, net of forfeitures	$139,408	$136,529	$71,300
Issuance of common stock for acquisitions	—	110,671	9,352

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Company”), through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, with a growing presence in the United Kingdom, Europe, and Canada. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe Bruyette & Woods (“KBW”), Stifel Bancorp, Inc. (“Stifel Bancorp”), and Stifel Nicolaus Europe Limited (“SNEL”). Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

On December 9, 2019, the Company announced that it reached an agreement to sell Ziegler Capital Management, LLC (“ZCM”), a wholly owned asset management subsidiary. The assets and liabilities of ZCM have been classified as held for sale and are included in other assets and accounts payable and accrued expenses, respectively, at December 31, 2019.

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

Our non-controlling interest represents a 27.5% third-party ownership of North Shore Aviation Holdings LLC (“North Shore”), a consolidated subsidiary of the Company that, through its subsidiary, owns airplane engines. See Note 20 for additional information on operating leases.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2019.

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

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency and commercial mortgage-backed securities, and asset-backed securities, consisting of collateralized loan obligation securities and student loan ARS.

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

We regularly review the loan portfolio and have established an allowance for loan losses for inherent losses estimated to have occurred in the loan portfolio through a provision for loan losses charged to other operating expenses in the consolidated statements of operations. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, the selection of proxy data used in developing loss rates, and prevailing economic and business conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Fixed Assets, Net

Office equipment is depreciated on a straight-line basis over the estimated useful life of the asset of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Buildings and building improvements are amortized on a straight-line basis over the estimated useful life of the asset of three to thirty-nine years. Depreciation expense is recorded in occupancy and equipment rental in the consolidated statements of operations. Office equipment and leasehold improvements are stated at cost net of accumulated depreciation and amortization in the consolidated statements of financial condition. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Aircraft Engines Held for Operating Lease

Aircraft engines held for operating lease are stated at cost, less accumulated depreciation and are included in fixed assets, net in the consolidated statements of financial condition. Certain costs incurred in connection with the acquisition of aircraft engines are capitalized as part of the cost of such assets. Major overhauls paid for by our company, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. The cost of overhauls of aircraft engines under long-term leases, for which the lessee is responsible for maintenance during the period of the lease, are paid for by the lessee or from reimbursable maintenance reserves paid to our company in accordance with the lease, and are not capitalized.

We depreciate aircraft engines on a straight-line basis over a 30-year period from the acquisition date to a 15% residual value. We review the useful life and residual values of all engines periodically as demand changes to accurately depreciate the cost of equipment over the useful life of the engines.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. The Company performed impairment testing on October 1, 2019 with no impairment charges resulting from the annual impairment tests.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former associates, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former associates’ overall financial situation.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2019, all of our derivatives are designated as cash flow hedges. See Note 14 for additional details.

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

Underwriting expenses had historically been recorded net of client reimbursements and/or netted against revenues. All investment banking expenses are recognized as non-interest expense in other operating expenses in the consolidated statements of operations, and any expense reimbursements are recognized as investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

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

Lease revenue – Revenue from leasing of aircraft engines is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Under the terms of some of our company’s leases, the lessees pay use fees (also known as maintenance reserves) to our company based on usage of the leased asset, which are designed to cover expected future maintenance costs. Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee, the lease terminates, or the obligation to reimburse the lessee for such reserves ceases to exist, at which time they are recognized in revenue as maintenance reserve revenue.

Operating Leases

Our company enters into operating leases for real estate, office equipment, and other assets, substantially all of which are used in connection with its operations. We adopted ASU 2016-02 on January 1, 2019, which required our company to recognize, for leases longer than one year, a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. The lease term is generally determined based on the contractual maturity of the lease. For leases where our company has the option to terminate or extend the lease, an assessment of the likelihood of exercising the option is incorporated into the determination of the lease term. Such assessment is initially performed at the inception of the lease and is updated if events occur that impact the original assessment.

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives, and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. At December 31, 2019, the right-of-use assets are included in fixed assets, net with the corresponding lease liabilities included in accounts payable and accrued expenses in the consolidated statements of financial condition. See Note 20 for information about operating leases.

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

Recently Issued Accounting Guidance

Goodwill Impairment Testing

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the accounting update, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The accounting update is effective for annual or any interim impairment tests in fiscal years beginning after December 15, 2019 (January 1, 2020, for our company) and early adoption is permitted. The adoption of the accounting update is not expected to have a material impact on our consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments − Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).”  This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL will replace the loss model currently applicable to bank loans, held-to-maturity securities, and other receivables carried at amortized cost.

The accounting update also eliminates the concept of other-than-temporary impairment for available-for-sale securities. Impairments on available-for-sale securities will be required to be recognized in earnings through an allowance, when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost. Under the accounting update, there may be an ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer. Expected credit losses, including losses on off-balance sheet exposures, such as lending commitments, will be measured based on historical experience, current conditions, and forecasts that affect the collectability of the reported amount. Overall, the amendments in this accounting update are expected to accelerate the recognition of credit losses for portfolios where CECL models will be applied.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition, and measurement.

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

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” which allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which clarifies the treatment of expected recoveries for amounts previously written off on purchased receivables, provides transition relief for troubled debt restructurings, and allows for certain disclosure simplifications of accrued interest.

We will adopt the ASUs using a modified retrospective approach on January 1, 2020. The adoption of the accounting update is not expected to have a material impact on our consolidated financial statements. Upon adoption of ASU 2016-13, the Company expects the reserve for credit losses to be in the range of $107.5 million to $120.5 million. This range incorporates the reserve for credit losses for all material funded and unfunded financial assets and other receivables. This balance is impacted by the economic environment, the size and type of loan portfolios held by our company on the date of adoption, and other management judgments that impact the quantitative and qualitative assumptions that estimate the expected credit losses of financial assets.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. This accounting update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The accounting update is effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021, for our company), and early adoption is permitted. We are currently evaluating the impact that the accounting update will have on our consolidated financial statements.

Recently Adopted Accounting Guidance

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this guidance is to improve the effectiveness of disclosure requirements on fair value measurement by eliminating certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifying some disclosure requirements. The accounting update is effective for the fiscal year beginning after December 15, 2019 (January 1, 2020, for our company), and early adoption is permitted. We early adopted the guidance in the update on January 1, 2019. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which amends the hedge accounting recognition and presentation requirements. The accounting update improves the transparency and understandability of information conveyed to financial statement users by better aligning companies’ hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting, and increases transparency regarding the scope and results of hedging program. The accounting update is effective for the fiscal year beginning after December 15, 2018 (January 1, 2019, for our company), and early adoption is permitted. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition, and measurement.

The accounting update clarifies that the reclassification of a debt security from held-to-maturity to available-for-sale under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other held-to-maturity securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. The accounting update is effective for fiscal years beginning after December 15, 2019 (January 1, 2020, for our company), and early adoption is permitted. We early adopted the provisions of the accounting update related to Topic 815 on August 1, 2019. As a result of the adoption of the accounting update, we made a one-time decision to transfer a portion of our held-to-maturity securities to available-for-sale. The adoption of the accounting guidance had no other impact on our consolidated financial statements. See Note 7 for further information.

Callable debt securities

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and non-contingent call feature that is callable at a fixed price on a preset date. The accounting update is effective for fiscal years beginning after December 15, 2018 (January 1, 2019, for our company) under a modified retrospective approach. The change was applied prospectively from January 1, 2019, and there is no impact to our previously presented results. The adoption of the accounting update resulted in a reduction of beginning retained earnings of $4.4 million after-tax as a cumulative effect of adoption of an accounting change.

Leases

In February 2016, the FASB issued ASU 2016-02, which requires that for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

This change was applied prospectively from January 1, 2019, and there is no impact on our previously presented results. Upon adoption, in accordance with the new lease standard, we elected to not reassess the lease classification or initial direct costs of existing leases, and to not reassess whether existing contracts contain a lease. In addition, we have elected to account for each contract’s lease and non-lease components as a single lease component. The adoption of the new lease standard resulted in a reduction of beginning retained earnings of $6.7 million after-tax as a cumulative effect of adoption of an accounting change. Upon adoption, the company recorded a gross up of approximately $670 million on its consolidated statements of financial condition to recognize the right-of-use assets, included in fixed assets, net and lease liabilities, included in accounts payable and accrued expenses. See Note 9 for further information.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act of 2017. The accounting update is effective for the fiscal year beginning after December 15, 2018 (January 1, 2019, for our company) and early adoption is permitted. We early adopted the guidance in the update on January 1, 2018. The adoption of the accounting update resulted in a reclassification adjustment of $3.1 million related to cash flow hedges and investment portfolio credit risk in our consolidated financial statements.

Statement of Cash Flow

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flow - Restricted Cash,” which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The accounting update is effective for the fiscal year beginning after December 15, 2017. We adopted the guidance in the update on January 1, 2018. The adoption of the accounting update did not have a material impact on our consolidated statement of cash flows. Upon adoption of the accounting update, we recorded an increase of $17.6 million in net cash provided by operating activities for the year ended December 31, 2017, related to reclassifying the changes in our cash segregated for regulatory purposes and restricted cash balance from operating activities to the cash and cash equivalent balances within the consolidated statements of cash flows.

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

Effective January 1, 2018, the Company adopted ASU 2014-09, which provides accounting guidance on the recognition of revenues from contracts and requires gross presentation of certain costs that were previously offset against revenue. This change was applied prospectively from January 1, 2018, and there is no impact on our previously presented results. The adoption of the new revenue standard resulted in a reduction of beginning retained earnings of $4.2 million after-tax as a cumulative effect of adoption of an accounting change.

The impact of adoption is primarily related to investment banking revenues that were previously recognized in prior periods, which are now being deferred under the new revenue standard.

With the adoption of the revenue recognition standard on January 1, 2018, capital-raising and advisory fee revenues are no longer presented net of the related reimbursable deal expenses. As a result, capital-raising and advisory fee revenues and other operating expenses are higher in 2018 by an identical $33.8 million, with no impact to net income.

The scope of the accounting update does not apply to revenue associated with financial instruments, and as a result, does not have an impact on the elements of our consolidated statements of operations most closely associated with financial instruments, including principal transaction revenues, interest income, and interest expense.

NOTE 3 – Acquisitions

GMP Capital Inc.

On December 6, 2019, the Company completed the acquisition of substantially all of the capital markets business of GMP Capital Inc. (“GMP”), an independent investment banking franchise based in Canada that offers investment banking services, including equity capital-raising, mergers and acquisitions, institutional sales and trading, and research services to corporate clients and institutional investors. The acquisition was funded with cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $30.5 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the GMP business and its expertise in the investment banking business. Goodwill is expected to be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of GMP have been included in our results prospectively from the date of acquisition.

MainFirst

On November 1, 2019, the Company completed the acquisition of MainFirst Bank AG (“MainFirst”), an investment bank that offers equity brokerage and equity capital markets services to institutions and corporations in key European markets. The acquisition was funded with cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $14.6 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of tradename, non-compete agreements, and customer relationships with an acquisition-date fair value of $0.8 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the MainFirst business. Goodwill will not be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of MainFirst have been included in our results prospectively from the date of acquisition.

George K. Baum & Company

On September 27, 2019, the Company completed the acquisition of certain assets of George K. Baum & Company (“GKB”), a privately held investment banking firm focused on public finance and taxable fixed income sales and trading. The acquisition was funded with cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $33.3 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of non-compete agreements and customer relationships with an acquisition-date fair value of $15.2 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the GKB business and its expertise in the investment banking business. Goodwill is expected to be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of GKB have been included in our results prospectively from the date of acquisition.

B&F Capital Markets, Inc.

On September 3, 2019, the Company completed the acquisition of B&F Capital Markets, Inc. (“B&F”), a privately held firm focused on providing regional and community banks throughout the United States with interest rate derivative programs through a combination of experienced professionals and proprietary software. The acquisition was funded with cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $21.2 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of tradename, non-compete agreements, and customer relationships with an acquisition-date fair value of $18.6 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the B&F business and its expertise in the interest rate derivate business. Goodwill is expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of B&F over a five-year period. The liability for earn-out payments was $20.1 million at December 31, 2019. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of B&F have been included in our results prospectively from the date of acquisition.

Mooreland Partners

On July 1, 2019, the Company completed the acquisition of Mooreland Partners (“Mooreland”), an independent M&A and private capital advisory firm serving the global technology industry. The acquisition was funded with cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $51.0 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of non-compete agreements and backlog with an acquisition-date fair value of $5.0 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Mooreland business and its expertise in the investment banking business. Goodwill is expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of Mooreland over a three-year period. The liability for earn-out payments was $18.4 million at December 31, 2019. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Mooreland have been included in our results prospectively from the date of acquisition.

First Empire

On January 2, 2019, the Company completed the acquisition of First Empire Holding Corp. (“First Empire”) and its subsidiaries, including First Empire Securities, Inc., an institutional broker-dealer specializing in the fixed income markets. The acquisition was funded with cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $14.9 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of tradename and customer relationships with an acquisition-date fair value of $7.8 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the First Empire business and its expertise in the investment banking business. Goodwill is expected to be deductible for federal income tax purposes.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $9.3 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of customer relationships with an acquisition-date fair value of $4.7 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Rand business and of the hired financial advisors and the conversion of the customer accounts to our platform. Goodwill is expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of Rand over a five-year period. The liability for earn-out payments was $4.4 million and $4.1 million at December 31, 2019 and 2018, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $41.6 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of core deposits with an acquisition date fair value of $8.6 million.

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

Ziegler Wealth Management

On March 19, 2018, the Company completed the acquisition of Ziegler Wealth Management (“Ziegler”), a privately held investment bank, capital markets, and proprietary investments firm that had 55 private client advisors in five states that managed approximately $5 billion in client assets. Ziegler provided its clients with capital-raising, strategic advisory services, equity and fixed income sales and trading, and research. The acquisition was funded with cash from operations.

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

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2019 and 2018, included (in thousands):

	December 31,
	2019	2018
Receivables from clearing organizations	$471,122	$320,277
Deposits paid for securities borrowed	135,373	109,795
Securities failed to deliver	21,295	85,502
	$627,790	$515,574

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2019 and 2018, included (in thousands):

	December 31,
	2019	2018
Deposits received from securities loaned	$608,333	$392,163
Payable to clearing organizations	78,702	12,161
Securities failed to receive	25,256	27,975
	$712,291	$432,299

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate fixed income and equity securities infrequently traded, state and municipal securities, sovereign debt, and asset-backed securities, which primarily includes collateralized loan obligations.

We have identified Level 3 financial instruments to include certain asset-backed and loans with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Investments

Investments carried at fair value primarily include corporate equity securities, auction-rate securities (“ARS”), and private company investments.

Corporate equity securities that are valued based on quoted prices in active markets are primarily reported in Level 1.

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

The tables below present the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2019		December 31, 2018
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$25,734	$—	$19,719	$—
Mutual funds	7,875	—	9,122	—
Private equity funds	2,288	1,203	3,461	1,480
Partnership interests	3,058	953	3,976	1,024
Total	$38,955	$2,156	$36,278	$2,504

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, are presented below (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,266	$9,266	$—	$—
U.S. government agency securities	66,881	—	66,881	—
Mortgage-backed securities:
Agency	388,856	—	388,856	—
Non-agency	5,155	—	5,155	—
Asset-backed securities	28,385	—	28,210	175
Corporate securities:
Fixed income securities	250,783	872	249,911	—
Equity securities	64,009	61,579	2,430	—
Sovereign debt	12,403	—	12,403	—
State and municipal securities	137,211	—	137,211	—
Loans	9,983	—	832	9,151
Total financial instruments owned	972,932	71,717	891,889	9,326
Available-for-sale securities:
U.S. government agency securities	5,067	—	5,067	—
State and municipal securities	24,297	—	24,297	—
Mortgage-backed securities:
Agency	837,878	—	837,878	—
Commercial	109,537	—	109,537	—
Non-agency	9,758	—	9,758	—
Corporate fixed income securities	675,311	—	675,311	—
Asset-backed securities	1,592,889	—	1,592,889	—
Total available-for-sale securities	3,254,737	—	3,254,737	—
Investments:
Corporate equity securities	35,083	34,023	—	1,060
Auction rate securities:
Equity securities	14,243	—	—	14,243
Municipal securities	654	—	470	184
Other	16,771	9,905	6,013	853
Investments in funds and partnerships measured at NAV	13,221
Total investments	79,972	43,928	6,483	16,340
Cash equivalents measured at NAV	25,734
Derivative contracts (1)	1,086	—	1,086	—
	$4,334,461	$115,645	$4,154,195	$25,666

(1)	Included in other assets in the consolidated statements of financial condition.
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$243,570	$243,570	$—	$—
U.S. government agency securities	1,000	—	1,000	—
Agency mortgage-backed securities	231,909	—	231,909	—
Corporate securities:
Fixed income securities	140,100	633	139,467	—
Equity securities	32,047	32,047	—	—
Sovereign debt	13,271	—	13,271	—
Loans	955	—	—	955
Total financial instruments sold, but not yet purchased	$662,852	$276,250	$385,647	$955

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, are presented below (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$42,121	$42,121	$—	$—
U.S. government agency securities	72,532	—	72,532	—
Mortgage-backed securities:
Agency	564,111	—	564,111	—
Non-agency	25,727	—	25,726	1
Asset-backed securities	25,905	—	25,730	175
Corporate securities:
Fixed income securities	310,457	1,100	309,357	—
Equity securities	57,911	57,125	786	—
Sovereign debt	14,063	—	14,063	—
State and municipal securities	154,622	—	154,622	—
Total financial instruments owned	1,267,449	100,346	1,166,927	176
Available-for-sale securities:
U.S. government agency securities	5,215	417	4,798	—
State and municipal securities	68,226	—	68,226	—
Mortgage-backed securities:
Agency	230,408	—	230,408	—
Commercial	69,715	—	69,715	—
Non-agency	1,219	—	1,219	—
Corporate fixed income securities	931,604	—	931,604	—
Asset-backed securities	1,764,060	—	1,764,060	—
Total available-for-sale securities	3,070,447	417	3,070,030	—
Investments:
Corporate equity securities	33,046	31,670	1,376	—
Auction rate securities:
Equity securities	16,632	—	—	16,632
Municipal securities	704	—	—	704
Other	1,041	—	184	857
Investments in funds and partnerships measured at NAV	16,559
Total investments	67,982	31,670	1,560	18,193
Cash equivalents measured at NAV	19,719
Derivative contracts (1)	7,683	—	7,683	—
	$4,433,280	$132,433	$4,246,200	$18,369

(1)	Included in other assets in the consolidated statements of financial condition.
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$534,817	$534,817	$—	$—
U.S. government agency securities	32,755	—	32,755	—
Agency mortgage-backed securities	123,456	—	123,456	—
Corporate securities:
Fixed income securities	208,725	1,289	207,436	—
Equity securities	36,117	35,398	719	—
Sovereign debt	11,429	—	11,429	—
State and municipal securities	7	—	7	—
Total financial instruments sold, but not yet purchased	$947,306	$571,504	$375,802	$—

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019
	Financial instruments owned			Investments
	Mortgage- Backed Securities – Non-Agency	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2018	$1	$175	$—	$—	$16,632	$704	$857
Unrealized gains/(losses):
Included in changes in net assets (1)	—	2	—	—	261	—	—
Realized gains/(losses) (1)	(1)	—	452	—	—	—	—
Purchases	—	—	24,316	—	—	—	—
Sales	—	—	(16,081)	—	—	—	—
Redemptions	—	(2)	(1)	—	(2,650)	(50)	(4)
Transfers:
Into Level 3	—	—	465	1,060	—	—	—
Out of Level 3	—	—	—	—	—	(470)	—
Net change	(1)	—	9,151	1,060	(2,389)	(520)	(4)
Balance at December 31, 2019	$—	$175	$9,151	$1,060	$14,243	$184	$853

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The change in fair value associated with Level 3 financial instruments sold, but not yet purchased during the year ended December 31, 2019 is attributable to sales during 2019.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2018 (in thousands):

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

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the years ended December 31, 2019 and 2018, relating to Level 3 assets still held at December 31, 2019, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2019 and 2018, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,142,596	$1,142,596	$1,936,560	$1,936,560
Cash segregated for regulatory purposes	131,374	131,374	132,814	132,814
Securities purchased under agreements to resell	385,008	385,008	699,900	699,900
Financial instruments owned	972,932	972,932	1,267,449	1,267,449
Available-for-sale securities	3,254,737	3,254,737	3,070,447	3,070,447
Held-to-maturity securities	2,856,219	2,827,883	4,218,854	4,122,907
Bank loans	9,624,042	9,801,986	8,517,615	8,565,347
Loans held for sale	389,693	389,693	205,557	205,557
Investments	79,972	79,972	67,982	67,982
Derivative contracts (1)	1,086	1,086	7,683	7,683
Financial liabilities:
Securities sold under agreements to repurchase	$391,634	$391,634	$535,394	$535,394
Bank deposits	15,332,581	14,467,894	15,863,613	14,661,996
Financial instruments sold, but not yet purchased	662,852	662,852	947,306	947,306
Federal Home Loan Bank advances	250,000	250,000	540,000	540,000
Borrowings	150	150	180,655	180,655
Senior notes	1,017,010	1,069,425	1,015,973	989,790
Debentures to Stifel Financial Capital Trusts	60,000	45,847	67,500	49,747

(1)	Included in other assets in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,116,862	$1,116,862	$—	$—
Cash segregated for regulatory purposes	131,374	131,374	—	—
Securities purchased under agreements to resell	385,008	342,132	42,876	—
Held-to-maturity securities	2,827,883	—	2,666,773	161,110
Bank loans	9,801,986	—	9,801,986	—
Loans held for sale	389,693	—	389,693	—
Financial liabilities:
Securities sold under agreements to repurchase	$391,634	$22,205	$369,429	$—
Bank deposits	14,467,894	—	14,467,894	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Borrowings	150	150	—	—
Senior notes	1,069,425	1,069,425	—	—
Debentures to Stifel Financial Capital Trusts	45,847	—	—	45,847

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,916,841	$1,916,841	$—	$—
Cash segregated for regulatory purposes	132,814	132,814	—	—
Securities purchased under agreements to resell	699,900	645,632	54,268	—
Held-to-maturity securities	4,122,907	—	3,960,099	162,808
Bank loans	8,565,347	—	8,565,347	—
Loans held for sale	205,557	—	205,557	—
Financial liabilities:
Securities sold under agreements to repurchase	$535,394	$87,273	$448,121	$—
Bank deposits	14,661,996	—	14,661,996	—
Federal Home Loan Bank advances	540,000	540,000	—	—
Borrowings	180,655	180,655	—	—
Senior notes	989,790	989,790	—	—
Debentures to Stifel Financial Capital Trusts	49,747	—	—	49,747

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2019 and 2018.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2019 and 2018 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency and commercial mortgage-backed securities, and asset-backed securities, consisting of collateralized loan obligation securities and student loan ARS. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2019 and 2018 approximate fair value due to the short-term nature.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2019 and 2018, are as follows (in thousands):

	December 31,
	2019	2018
Financial instruments owned:
U.S. government securities	$9,266	$42,121
U.S. government agency securities	66,881	72,532
Mortgage-backed securities:
Agency	388,856	564,111
Non-agency	5,155	25,727
Asset-backed securities	28,385	25,905
Corporate securities:
Fixed income securities	250,783	310,457
Equity securities	64,009	57,911
Sovereign debt	12,403	14,063
State and municipal securities	137,211	154,622
Loans	9,983	—
	$972,932	$1,267,449
Financial instruments sold, but not yet purchased:
U.S. government securities	$243,570	$534,817
U.S. government agency securities	1,000	32,755
Agency mortgage-backed securities	231,909	123,456
Corporate securities:
Fixed income securities	140,100	208,725
Equity securities	32,047	36,117
Sovereign debt	13,271	11,429
State and municipal securities	—	7
Loans	955	—
	$662,852	$947,306

At December 31, 2019 and 2018, financial instruments owned in the amount of $511.2 million and $669.0 million, respectively, were pledged as collateral (on a settlement-date basis) for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,028	$39	$—	$5,067
State and municipal securities	24,198	99	—	24,297
Mortgage-backed securities:
Agency	840,659	3,070	(5,851)	837,878
Commercial	109,982	269	(714)	109,537
Non-agency	9,731	50	(23)	9,758
Corporate fixed income securities	664,028	11,283	—	675,311
Asset-backed securities	1,600,415	679	(8,205)	1,592,889
	$3,254,041	$15,489	$(14,793)	$3,254,737
Held-to-maturity securities (2)
Asset-backed securities	$2,856,219	$5,960	$(34,296)	$2,827,883

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the year ended December 31, 2019, we received proceeds of $641.8 million from the sale of available for sale securities, which resulted in a realized loss of $0.3 million. For the year ended December 31, 2018, we received proceeds of $372.4 million from the sale of available for sale securities, which resulted in a realized loss of $3.9 million. For the year ended December 31, 2017, we received proceeds of $87.3 million from the sale of available for sale securities, which resulted in realized gains of $0.4 million.

During the third quarter of 2019, the Company transferred certain mortgage-backed securities from the held-to-maturity category to available-for sale. As of August 1, 2019, the securities reclassified had a fair value of $1.1 billion and resulted in a net of tax increase to other comprehensive income of $17.9 million for the year ended December 31, 2019.

During the year ended December 31, 2019, unrealized gains, net of deferred taxes, of $42.4 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the years ended December 31, 2018 and 2017, unrealized losses, net of deferred taxes, of $36.3 million and unrealized gains, net of deferred taxes, of $4.7 million, respectively, were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$6,861	$6,871	$5,872	$5,855
After one year through three years	229,184	229,760	234,101	227,951
After three years through five years	422,236	429,909	407,507	397,372
After five years through ten years	409,664	411,680	469,566	458,442
After ten years	2,186,096	2,176,517	2,008,528	1,980,827
	$3,254,041	$3,254,737	$3,125,574	$3,070,447
Held-to-maturity securities
After one year through three years	—	—	51,524	51,709
After five years through ten years	598,250	597,166	536,717	530,616
After ten years	2,257,969	2,230,717	3,630,613	3,540,582
	$2,856,219	$2,827,883	$4,218,854	$4,122,907

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2019, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$1,749	$3,318	$—	$—	$5,067
State and municipal securities	—	—	5,875	18,422	24,297
Mortgage-backed securities:
Agency	—	819	24,359	812,700	837,878
Commercial	—	32,457	—	77,080	109,537
Non-agency	—	8,792	—	966	9,758
Corporate fixed income securities	5,122	614,283	55,906	—	675,311
Asset-backed securities	—	—	325,540	1,267,349	1,592,889
	$6,871	$659,669	$411,680	$2,176,517	$3,254,737
Held-to-maturity securities
Asset-backed securities	$—	$—	$598,250	$2,257,969	$2,856,219

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2019 and 2018, securities of $801.5 million and $1.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2019 and 2018, securities of $816.1 million and $1.6 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Mortgage-backed securities:
Agency	$(4,571)	$458,861	$(1,280)	$112,001	$(5,851)	$570,862
Commercial	(694)	105,084	(20)	2,001	(714)	107,085
Non-agency	—	—	(23)	966	(23)	966
Asset-backed securities	$(3,056)	$349,095	(5,149)	596,161	$(8,205)	$945,256
	$(8,321)	$913,040	$(6,472)	$711,129	$(14,793)	$1,624,169
Held-to-maturity securities
Asset-backed securities	$(2,915)	$346,069	$(31,381)	$1,980,673	$(34,296)	$2,326,742

At December 31, 2019, the amortized cost of 125 securities classified as available for sale exceeded their fair value by $14.8 million, of which $6.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2019, was $1.6 billion, which was 49.9% of our available-for-sale portfolio.

At December 31, 2019, the carrying value of 125 securities held to maturity exceeded their fair value by $34.3 million, of which $31.4 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the years ended December 31, 2019, 2018, and 2017.

We believe the gross unrealized losses of $49.1 million related to our investment portfolio, as of December 31, 2019, are attributable to changes in market interest rates. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2019 and 2018 (in thousands, except percentages):

	December 31, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
Commercial and industrial	$3,438,953	35.3%	$3,304,234	38.5%
Residential real estate	3,309,548	33.9	2,875,014	33.5
Securities-based loans	2,098,211	21.5	1,786,966	20.8
Commercial real estate	428,549	4.4	318,961	3.7
Construction and land	398,839	4.1	138,245	1.6
Home equity lines of credit	51,205	0.5	38,098	0.4
Other	27,311	0.3	120,129	1.5
Gross bank loans	9,752,616	100.0%	8,581,647	100.0%
Unamortized loan discount, net	(6,588)		(12,155)
Loans in process	(27,717)		27,984
Unamortized loan fees, net	1,310		5,972
Allowance for loan losses	(95,579)		(85,833)
Loans held for investment, net	$9,624,042		$8,517,615

At December 31, 2019 and 2018, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $24.5 million and $28.8 million, respectively.

At December 31, 2019 and 2018, we had loans held for sale of $389.7 million and $205.6 million, respectively. For the years ended December 31, 2019, 2018, and 2017, we recognized gains, included in other income in the consolidated statements of operations, of $13.1 million, $8.2 million, and $12.3 million, respectively, from the sale of originated loans, net of fees and costs.

At December 31, 2019 and 2018, loans, primarily consisting of residential and commercial real estate loans of $3.1 billion and $2.7 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018 (in thousands).

	Year Ended December 31, 2019
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$1,821	$(239)	$—	$69,949
Residential real estate	11,228	2,974	(41)	92	14,253
Construction and land	1,241	3,372	—	—	4,613
Commercial real estate	1,778	1,786	—	—	3,564
Securities-based loans	1,978	383	—	—	2,361
Home equity lines of credit	310	129	—	3	442
Other	88	152	(106)	60	194
Qualitative	843	(640)	—	—	203
	$85,833	$9,977	$(386)	$155	$95,579

	Year Ended December 31, 2018
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$54,474	$13,896	$(12)	$9	$68,367
Residential real estate	8,430	2,798	—	—	11,228
Securities-based loans	2,088	(110)	—	—	1,978
Commercial real estate	1,520	258	—	—	1,778
Construction and land	100	1,141	—	—	1,241
Home equity lines of credit	162	145	—	3	310
Other	16	71	(2)	3	88
Qualitative	676	167	—	—	843
	$67,466	$18,366	$(14)	$15	$85,833

The following table presents the unpaid principal balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2019 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$61,791	$69,949	$12,991	$3,425,962	$3,438,953
Residential real estate	24	14,229	14,253	1,412	3,308,136	3,309,548
Securities-based loans	—	2,361	2,361	—	2,098,211	2,098,211
Commercial real estate	—	3,564	3,564	—	428,549	428,549
Construction and land	—	4,613	4,613	—	398,839	398,839
Home equity lines of credit	—	442	442	184	51,021	51,205
Other	—	194	194	—	27,311	27,311
Qualitative	—	203	203	—	—	—
	$8,182	$87,397	$95,579	$14,587	$9,738,029	$9,752,616

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (TDR), which have been specifically identified for impairment analysis by our company and determined to be impaired. At December 31, 2019, we had $14.6 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2019 was $8.2 million. At December 31, 2018, we had $24.4 million of impaired loans, net of discounts, which included $9.1 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2018 was $8.7 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2019 and 2018, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2019 and 2018, including the average recorded investment balance (in thousands):

	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,991	$51	$12,940	$12,991	$8,158	$14,172
Residential real estate	1,412	1,412	—	1,412	24	1,231
Home equity lines of credit	184	184	—	184	—	184
Other	150	—	—	—	—	—
Total	$14,737	$1,647	$12,940	$14,587	$8,182	$15,587

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$23,677	$242	$23,435	$23,677	$8,678	$23,807
Residential real estate	544	352	167	519	24	275
Home equity lines of credit	184	184	—	184	—	184
Other	694	11	10	21	1	70
Total	$25,099	$789	$23,612	$24,401	$8,703	$24,336

The following tables present the aging of the recorded investment in past due loans at December 31, 2019 and 2018, by portfolio segment (in thousands):

	December 31, 2019
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$12,940	$12,940	$3,426,013	3,438,953
Residential real estate	10,476	1,249	11,725	3,297,823	3,309,548
Securities-based loans	—	—	—	2,098,211	2,098,211
Commercial real estate	—	—	—	428,549	428,549
Construction and land	—	—	—	398,839	398,839
Home equity lines of credit	83	184	267	50,938	51,205
Other	5	—	5	27,306	27,311
Total	$10,564	$14,373	$24,937	$9,727,679	$9,752,616

	December 31, 2019 *
	Non-accrual	Restructured	Total
Commercial and industrial	$12,940	$—	$12,940
Residential real estate	1,249	163	1,412
Home equity lines of credit	184	—	184
Total	$14,373	$163	$14,536

* There were no loans past due 90 days and still accruing interest at December 31, 2019.

	December 31, 2018
	30 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$14,656	$14,656	$3,289,578	3,304,234
Residential real estate	6,970	377	7,347	2,867,667	2,875,014
Securities-based loans	—	—	—	1,786,966	1,786,966
Commercial real estate	—	—	—	318,961	318,961
Construction and land	—	—	—	138,245	138,245
Home equity lines of credit	33	—	33	38,065	38,098
Other	—	134	134	119,995	120,129
Total	$7,003	$15,167	$22,170	$8,559,477	$8,581,647

	December 31, 2018 *
	Non-accrual	Restructured	Total
Commercial and industrial	$14,741	$8,936	$23,677
Residential real estate	352	167	519
Home equity lines of credit	184	—	184
Other	21	—	21
Total	$15,298	$9,103	$24,401

* There were no loans past due 90 days and still accruing interest at December 31, 2018.

Credit quality indicators

As of December 31, 2019, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (non-accrual status), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2019 and 2018, 98.3% and 98.4% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. Our company uses the following definitions for risk ratings:

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

Securities-based loans. Securities-based loans allow clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through Stifel’s Pledged Asset (“SPA”) program. The allowance methodology for securities-based lending considers the collateral type underlying the loan, including the liquidity and trading volume of the collateral, position concentration, and other borrower specific factors such as personal guarantees.

Construction and land. Short-term loans used to finance the development of a real estate project.

Other. Other loans includes consumer, credit card, and indirect lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,365,800	$48,241	$11,972	$12,940	$3,438,953
Residential real estate	3,307,719	417	1,412	—	3,309,548
Securities-based loans	2,098,211	—	—	—	2,098,211
Commercial real estate	427,963	586	—	—	428,549
Construction and land	398,839	—	—	—	398,839
Home equity lines of credit	51,021	—	184	—	51,205
Other	27,311	—	—	—	27,311
Total	$9,676,864	$49,244	$13,568	$12,940	$9,752,616

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,254,698	$34,795	$14,741	$—	$3,304,234
Residential real estate	2,874,495	—	519	—	2,875,014
Securities-based loans	1,786,966	—	—	—	1,786,966
Commercial real estate	318,961	—	—	—	318,961
Construction and land	138,245	—	—	—	138,245
Home equity lines of credit	37,914	—	184	—	38,098
Other	119,912	196	—	21	120,129
Total	$8,531,191	$34,991	$15,444	$21	$8,581,647

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Office equipment	$288,975	$251,542
Aircraft engine operating leases	206,315	214,065
Leasehold improvements	171,103	154,550
Building	58,804	55,342
	725,197	675,499
Accumulated depreciation and amortization	(343,032)	(302,560)
	$382,165	$372,939

For the years ended December 31, 2019, 2018, and 2017, depreciation and amortization totaled $38.4 million, $27.9 million, and $32.5 million, respectively.

As of December 31, 2019, the Company had a total lease portfolio of 14 aircraft engines with a net book value of $200.4 million. Lease income, included in other income in the consolidated statements of operations, was $20.9 million for year ended December 31, 2019.

As of December 31, 2019, minimum future payments under non-cancelable leases were (in thousands):

2020	$14,880
2021	12,240
2022	8,834
2023	6,517
2024	5,449
Thereafter	6,288
$54,208

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2018	Net Additions	Write-off	December 31, 2019
Goodwill
Global Wealth Management	$340,395	$4,586	$—	$344,981
Institutional Group	694,284	154,809	—	849,093
	$1,034,679	$159,395	$—	$1,194,074

	December 31, 2018	Net Additions	Amortization	December 31, 2019
Intangible assets
Global Wealth Management	$60,532	$—	$(7,253)	$53,279
Institutional Group	59,123	58,133	(8,762)	108,494
	$119,655	$58,133	$(16,015)	$161,773

The adjustments to goodwill included in our Institutional Group segment during the year ended December 31, 2019, are primarily attributable to the acquisitions of First Empire on January 2, 2019, Mooreland on July 1, 2019, B&F on September 3, 2019, GKB on September 27, 2019, MainFirst on November 1, 2019, and GMP Capital on December 6, 2019.

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

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of each respective business, its employees, and customer base.

The adjustments to goodwill included in our Global Wealth Management segment during the year ended December 31, 2019, are primarily attributable to the Business Bank acquisition, which closed on August 31, 2018.

Amortizable intangible assets consist of acquired customer relationships, trade name, core deposits, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of December 31, 2019 and 2018, were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$198,248	$75,987	$160,745	$65,254
Trade name	28,123	13,649	26,831	11,755
Core deposits	8,615	2,985	8,615	816
Non-compete agreements	8,319	2,828	2,603	1,452
Investment banking backlog	4,245	1,787	1,431	1,293
Acquired technology	840	93	—	—
Estimated GMP Capital intangibles (1)	10,712	—	—	—
	$259,102	$97,329	$200,225	$80,570
(1)	See discussion regarding the allocation of the estimated goodwill and intangibles recorded for the GMP Capital acquisition.

Amortization expense related to intangible assets was $16.0 million, $12.6 million, and $12.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at December 31, 2019, are: customer relationships, 10.8 years; trade name, 10.0 years; core deposits, 4.2 years; non-compete agreements, 7.0 years; investment banking backlog, 8.8 years; and acquired technology, 2.7 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2019, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2020	$18,796
2021	17,686
2022	16,310
2023	15,021
2024	14,034
Thereafter	77,808
$159,655

NOTE 11 – Borrowings and Federal Home Loan Bank Advances

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, advances from the Federal Home Loan Bank, repurchase agreements, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We also have an unsecured, committed bank line available.

Our uncommitted secured lines of credit at December 31, 2019, totaled $835.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $276.0 million during the year ended December 31, 2019. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2019, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $250.0 million as of December 31, 2019, are floating-rate advances. The weighted average interest rates on these advances during the year ended December 31, 2019, was 1.76%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at December 31, 2019, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At December 31, 2019, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2020 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At December 31, 2019, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
4.250% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(7,990)	(9,027)
Senior notes, net	$1,017,010	$1,015,973

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2020	$300,000
2021	—
2022	—
2023	—
2024	500,000
Thereafter	225,000
$1,025,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Money market and savings accounts	$13,530,670	$13,609,612
Demand deposits (interest-bearing)	1,113,296	392,765
Certificates of deposit	522,958	1,763,336
Demand deposits (non-interest-bearing)	165,657	97,900
	$15,332,581	$15,863,613

The weighted-average interest rate on deposits was 0.64% and 0.60% at December 31, 2019 and 2018, respectively.

Scheduled maturities of certificates of deposit at December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Certificates of deposit, less than $100,000:
Within one year	$5,305	$4,858
One to three years	360	623
Three to five years	13	140
	$5,678	$5,621
Certificates of deposit, $100,000 and greater:
Within one year	$441,341	$1,535,784
One to three years	68,855	195,159
Three to five years	7,084	26,772
	517,280	1,757,715
	$522,958	$1,763,336

At December 31, 2019 and 2018, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of $6.7 million and $6.5 million, respectively. Brokerage customers’ deposits were $13.9 billion and $15.2 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$250,000	Other assets	$1,086

	December 31, 2018
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$540,000	Other assets	$7,683

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $0.8 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(loss) Reclassified From OCI Into Income
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Cash flow interest rate contracts	$2,641	$(3,876)	$1,085	$3,307	$4,947	$(635)

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	5,000
	$60,000	$60,000

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

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2019 and 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of December 31, 2019:
Securities borrowing (1)	$135,373	$—	$135,373	$(52,319)	$(74,760)	$8,294
Reverse repurchase agreements (2)	385,008	—	385,008	(59,892)	(325,096)	20
Cash flow interest rate contracts	1,086	—	1,086	—	—	1,086
	$521,467	$—	$521,467	$(112,211)	$(399,856)	$9,400
As of December 31, 2018:
Securities borrowing (1)	$109,795	$—	$109,795	$(57,328)	$(45,005)	$7,462
Reverse repurchase agreements (2)	699,900	—	699,900	(365,822)	(329,740)	4,338
Cash flow interest rate contracts	7,683	—	7,683	—	—	7,683
	$817,378	$—	$817,378	$(423,150)	$(374,745)	$19,483

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $385.3 million and $695.6 million at December 31, 2019 and 2018, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2019 and 2018 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of December 31, 2019:
Securities lending (3)	$(608,333)	$—	$(608,333)	$52,319	$555,782	$(232)
Repurchase agreements (4)	(391,634)	—	(391,634)	59,892	331,742	—
	$(999,967)	$—	$(999,967)	$112,211	$887,524	$(232)
As of December 31, 2018:
Securities lending (3)	$(392,163)	$—	$(392,163)	$57,328	$325,110	$(9,725)
Repurchase agreements (4)	(535,394)	—	(535,394)	365,822	169,572	—
	$(927,557)	$—	$(927,557)	$423,150	$494,682	$(9,725)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $407.3 million and $558.6 million at December 31, 2019 and 2018, respectively.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2019, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of December 31, 2019, the fair value of the TBA securities and the estimated fair value of the purchase commitments was $231.9 million.

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

Other Commitments

In the ordinary course of business, Stifel Bancorp has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 24 in the notes to consolidated financial statements for further details.

We have committed capital to certain entities, and these commitments generally have no specified call dates. We had $2.2 million of commitments outstanding at December 31, 2019.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2019 and 2018, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At December 31, 2019, Stifel had net capital of $369.6 million, which was 21.2% of aggregate debit items and $334.7 million in excess of its minimum required net capital. At December 31, 2019, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2019, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, Stifel Nicolaus Canada Inc. (“SNC”), is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At December 31, 2019, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

Our company, as a bank holding company, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company, Delaware, N.A., (collectively, “banking subsidiaries”), are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and its banking subsidiaries’ financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and its banking subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under the Basel III rules, the quantity and quality of regulatory capital increases, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1, was introduced, all of which are applicable to both our company and its banking subsidiaries.

Our company and its banking subsidiaries are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. Our company and its banking subsidiaries each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. At current capital levels, our company and its banking subsidiaries are each categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” our company and its banking subsidiaries must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of December 31, 2019, are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$1,972,832	15.2%	$584,162	4.5%	$843,790	6.5%
Tier 1 capital	2,287,085	17.6%	778,883	6.0%	1,038,510	8.0%
Total capital	2,441,808	18.8%	1,038,510	8.0%	1,298,138	10.0%
Tier 1 leverage	2,287,085	10.0%	917,167	4.0%	1,146,459	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$991,238	12.1%	$370,127	4.5%	$534,628	6.5%
Tier 1 capital	995,491	12.1%	493,503	6.0%	658,004	8.0%
Total capital	1,090,271	13.3%	658,004	8.0%	822,505	10.0%
Tier 1 leverage	995,491	7.1%	559,104	4.0%	698,880	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$154,299	16.9%	$40,966	4.5%	$59,173	6.5%
Tier 1 capital	154,299	16.9%	54,622	6.0%	72,829	8.0%
Total capital	164,020	18.0%	72,829	8.0%	91,036	10.0%
Tier 1 leverage	154,299	7.1%	86,876	4.0%	108,595	5.0%

NOTE 20 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 11 years. At December 31, 2019, operating lease right-of-use assets were $725.8 million and included in fixed assets, net in the consolidated statements of financial condition, and lease liabilities were $707.0 million and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the year ended December 31, 2019 (in thousands):

Operating lease cost	$90,354
Short-term lease cost	1,479
Variable lease cost	79
Sublease income	(4,761)
Net lease cost	$87,151

Operating lease costs, included in occupancy and equipment rental in the consolidated statements of operations, were $87.2 million for the year ended December 31, 2019.

The table below summarizes other information related to our operating leases as of and for the year ended December 31, 2019 (in thousands):

Operating lease cash flows	$89,976
Weighted-average remaining lease term	11.4 years
Weighted-average discount rate	4.58%

In the table above, the weighted-average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

The table below presents information about operating lease liabilities as of December 31, 2019, (in thousands, except percentages):

2020	$94,093
2021	88,436
2022	86,594
2023	85,491
2024	83,517
Thereafter	479,986
Total undiscounted lease payments	918,117
Imputed interest	(211,078)
Total operating lease liabilities	$707,039

NOTE 21 – Revenues From Contracts With Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Revenues from contracts with customers:
Commissions	$667,494	$657,732
Investment banking	817,421	707,670
Asset management and service fees	848,035	806,175
Other	19,287	15,568
Total revenue from contracts with customers	2,352,237	2,187,145
Other sources of revenue:
Interest	724,882	646,449
Principal transactions	404,751	351,378
Other	33,091	9,985
Total revenues	$3,514,961	$3,194,957

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

The following provides detailed information on the recognition of our revenues from contracts with customers:

Commissions. We earn commission revenue by executing, settling, and clearing transactions for clients primarily in OTC and listed equity securities, insurance products, and options. Trade execution and clearing and custody services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing and custody services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date, and we record a receivable between trade-date and payment on settlement date.

Investment Banking. We provide our clients with a full range of capital markets and financial advisory services. Capital markets services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, underwriting and distributing public and private debt.

Capital-raising revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the capital markets offering at that point. Costs associated with capital-raising transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within other operating expenses in the consolidated statements of operations as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as investment banking revenues.

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition, and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client, and the related revenue is recognized at the same time as the associated expense. All other investment banking advisory-related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses on the consolidated statements of operations, and any expenses reimbursed by our clients are recognized as investment banking revenues.

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$477,401	$190,093	$—	$667,494
Capital raising (1)	37,915	331,527	—	369,442
Advisory fees (1)	—	447,979	—	447,979
Investment banking	37,915	779,506	—	817,421
Asset management	847,977	58	—	848,035
Other	16,437	—	2,850	19,287
Total	1,379,730	969,657	2,850	2,352,237
Primary Geographic Region:
United States	1,379,730	822,758	2,850	2,205,338
United Kingdom	—	135,529	—	135,529
Other	—	11,370	—	11,370
	$1,379,730	$969,657	$2,850	$2,352,237

	Year Ended December 31, 2018
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$472,135	$185,597	$—	$657,732
Capital raising (1)	31,293	304,895	—	336,188
Advisory fees (1)	81	371,401	—	371,482
Investment banking	31,374	676,296	—	707,670
Asset management	806,132	43	—	806,175
Other	11,625	—	3,943	15,568
Total	1,321,266	861,936	3,943	2,187,145
Primary Geographic Region:
United States	1,321,266	725,251	3,943	2,050,460
United Kingdom	—	130,979	—	130,979
Other	—	5,706	—	5,706
	$1,321,266	$861,936	$3,943	$2,187,145

(1)  Excludes revenues not derived from contracts with customers in the Other segment.

See Note 26 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2019.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $151.3 million and $116.7 million at December 31, 2019 and December 31, 2018, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2019.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2019 and December 31, 2018, was $11.3 million and $11.1 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 22 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans held for investment, net	$379,848	$300,541	$206,084
Investment securities	231,021	252,200	187,731
Margin balances	52,008	49,515	37,218
Financial instruments owned	23,528	21,407	17,563
Other	38,477	22,786	5,785
	$724,882	$646,449	$454,381
Interest expense:
Bank deposits	$95,813	$82,256	$12,661
Senior notes	44,507	44,610	35,338
Federal Home Loan Bank advances	7,872	15,173	8,305
Other	29,739	28,037	13,726
	$177,931	$170,076	$70,030

NOTE 23 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain an incentive stock plan and a wealth accumulation plan (“the Plan”) that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Stock awards issued under our company’s incentive stock plan are granted at market value at the date of grant. Our deferred awards generally vest ratably over a one- to ten-year vesting period.

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 3.3 million shares at December 31, 2019.

Compensation expense associated with our stock-based compensation plans, included in compensation and benefits in the consolidated statements of operations for our company’s incentive stock award plans was $135.5 million, $111.8 million, and $246.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The tax benefit related to stock-based compensation was $11.9 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively. As a result of the adoption of a new accounting standard on January 1, 2017, we recognized an excess tax benefit from stock-based compensation of $64.7 million for the year ended December 31, 2017.

In response to the Tax Legislation that was enacted in December 2017, the Company offered certain associates the opportunity to participate in the conversion of certain restricted stock units into restricted stock pursuant to a Modification Award Agreement. Under the terms of the Modification Award Agreement, vesting of certain restricted stock will no longer be contingent upon continued employment but rather will vest so long as the associate is not engaged in certain competitive or soliciting activities as provided in the Wealth Accumulation Plan (the “Plan”). The conversion through acceptance of the Modification Agreement by the participating associates resulted in a charge of $55.9 million, which is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2017.  The fair value of these awards was based upon the closing price of our company’s common stock on the date of the grant of the awards.

In December 2017, the Company accelerated the vesting of certain outstanding debenture awards, resulting in a charge of $51.4 million, which is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2017.

Deferred Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years.

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on our company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized on a straight-line basis over the service period based on the fair value of the award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. At December 31, 2019, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 15.6 million, of which 13.5 million were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2019, is presented below (in thousands, except weighted-average fair value):

		Weighted-average grant date fair value
Unvested December 31, 2018	14,117	$46.75
Granted	2,871	49.60
Vested	(2,656)	45.34
Cancelled	(864)	43.87
Unvested December 31, 2019	13,468	$47.83

At December 31, 2019, there was approximately $448.4 million of unrecognized compensation cost for deferred awards, which is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2019, was $120.4 million.

Deferred Compensation Plans

The Plan is provided to certain revenue producers, officers, and key administrative associates, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units, restricted stock, and debentures. Participants may elect to defer a portion of their incentive compensation. Deferred awards generally vest over a one- to ten-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested.

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

Employee Profit Sharing

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the Plan. We may match certain associate contributions or make additional contributions to the Plan at our discretion. Our contributions to profit sharing, included in compensation and benefits in the consolidated statements of operations, were $13.4 million, $12.8 million, and $7.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2019 and 2018, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and $2.4 billion, respectively, and the fair value of the collateral that had been sold or repledged was $391.6 million and $535.4 million, respectively.

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

At December 31, 2019 and 2018, Stifel Bancorp had outstanding commitments to originate loans aggregating $384.5 million and $146.7 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2019, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2019 and 2018, Stifel Bancorp had outstanding letters of credit totaling $38.3 million and $26.3 million, respectively. A majority of the standby letters of credit commitments at December 31, 2019, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2019 and 2018, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $1.5 billion and $919.5 million, respectively.

NOTE 25 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current taxes:
Federal	$123,802	$89,971	$(29,396)
State	30,464	36,070	(334)
Foreign	1,684	99	(1,734)
	155,950	126,140	(31,464)
Deferred taxes:
Federal	(7,027)	11,932	114,842
State	4,266	2,267	1,728
Foreign	(4,037)	55	1,559
	(6,798)	14,254	118,129
Provision for income taxes	$149,152	$140,394	$86,665

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Statutory rate	$125,485	$112,215	$94,338
State income taxes, net of federal income tax	28,333	30,762	6,721
Change in uncertain tax position	2,661	(617)	1,544
Foreign tax rate difference	(629)	(318)	(412)
Excess tax benefit from stock-based compensation	(9,670)	(3,700)	(57,431)
Revaluation of deferred tax assets	—	(3,006)	42,443
Other, net	2,972	5,058	(538)
	$149,152	$140,394	$86,665

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Lease liabilities	$181,607	$—
Deferred compensation	80,389	74,916
Receivable reserves	33,199	30,252
Net operating loss carryforwards	28,781	29,699
Accrued expenses	26,166	19,832
Unrealized loss on investments	—	10,635
Other	3,210	3,066
Total deferred tax assets	353,352	168,400
Valuation allowance	(5,042)	(3,944)
	348,310	164,456
Deferred tax liabilities:
Lease ROU asset	(180,598)	—
Goodwill and other intangibles	(46,625)	(42,045)
Depreciation	(7,231)	(6,629)
Unrealized gain on investments	(5,619)	—
Prepaid expenses	(3,857)	(3,774)
	(243,930)	(52,448)
Net deferred tax asset	$104,380	$112,008

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

Our net deferred tax asset at December 31, 2019, includes net operating loss carryforwards of $236.2 million that expire between 2024 and 2039. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $1.1 million. We believe the realization of the remaining net deferred tax asset of $104.4 million is more likely than not based on the ability to carry back losses against prior year taxable income for tax years before 2018 and carry forward net operating losses indefinitely after 2018, and expectations of future taxable income, which is supported by a history of cumulative income.

The current tax payable, included in accounts payable and accrued expenses, is $15.0 million and $8.4 million as of December 31, 2019 and 2018, respectively. At December 31, 2019, the Company did not have a tax receivable. At December 31, 2018, the Company did not have a tax receivable.

As of December 31, 2019, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2019 and 2018, we had $3.4 million and $0.3 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2019 and 2018, we had accrued interest and penalties of $0.2 million and $0.1 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2017 to December 31, 2019 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$312	$3,180	$1,800
Increase related to prior year tax positions	2,173	4	3,036
Decrease related to prior year tax positions	(54)	(33)	(287)
Increase related to current year tax positions	956	191	—
Decrease related to settlements with taxing authorities	—	(3,030)	(171)
Decrease related to lapsing of statute of limitations	—	—	(1,198)
Ending balance	$3,387	$312	$3,180

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

Information concerning operations in these segments of business for the years ended December 31, 2019, 2018, and 2017, is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net revenues: (1)
Global Wealth Management	$2,130,559	$1,990,319	$1,822,218
Institutional Group	1,214,017	1,055,495	1,110,768
Other	(7,546)	(20,933)	(6,554)
	$3,337,030	$3,024,881	$2,926,432
Income/(loss) before income taxes:
Global Wealth Management	$785,960	$737,003	$626,906
Institutional Group	175,670	157,051	217,981
Other	(362,492)	(359,692)	(575,351)
	$599,138	$534,362	$269,536

(1)	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2019, 2018, and 2017.

The following table presents our company’s total assets on a segment basis at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Global Wealth Management	$20,675,580	$21,040,224
Institutional Group	3,668,723	3,238,617
Other	265,922	240,757
	$24,610,225	$24,519,598

We have operations in the United States, United Kingdom, Europe, and Canada. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2019, 2018, and 2017, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$3,154,285	$2,855,955	$2,783,175
United Kingdom	163,552	156,557	129,288
Other	19,193	12,369	13,969
	$3,337,030	$3,024,881	$2,926,432

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income applicable to Stifel Financial Corp.	$448,396	$393,968	$182,871
Preferred dividends	17,319	9,375	9,375
Net income available to common shareholders	$431,077	$384,593	$173,496
Shares for basic and diluted calculation:
Average shares used in basic computation	71,998	71,786	68,562
Dilutive effect of stock options and units (1)	6,587	9,535	12,473
Average shares used in diluted computation	78,585	81,321	81,035
Earnings per common share:
Basic	$5.99	$5.36	$2.53
Diluted	$5.49	$4.73	$2.14

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2019, 2018, and 2017, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2019, we declared and paid cash dividends of $0.60 per common share. During the year ended December 31, 2018, we declared and paid cash dividends of $0.48 per common share. During the year ended December 31, 2017, we declared and paid cash dividends of $0.20 per common share.

NOTE 28 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2019, the maximum number of shares that may yet be purchased under this plan was 5.1 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2019, we repurchased $215.4 million or 3.9 million shares using existing Board authorization at an average price of $54.94 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2018, we repurchased $170.2 million or 3.4 million shares using existing Board authorization at an average price of $49.59 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the years ended December 31, 2019 and 2018, we issued 1.4 million and 0.5 million shares, respectively, of common stock from treasury primarily as a result of vesting and exercise transactions under our incentive stock award plans.

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

When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 6.25%, payable quarterly, in arrears. The Company may redeem the Series B preferred stock at its option, subject to regulatory approval, on or after March 15, 2024, or following a regulatory capital treatment event, as defined.

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

NOTE 29 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles, the establishment of Stifel Financial Capital Trusts, and the ownership of a securitization that purchases, leases, and disposes of aircraft engines.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $258.2 million at December 31, 2019. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2019, 2018, and 2017. In addition, our direct investment interest in these entities is insignificant at December 31, 2019 and 2018.

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

NOTE 31 – Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2019
($ in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$628,797	$665,738	$686,932	$808,612
Interest income	191,071	187,940	178,784	167,087
Total revenues	819,868	853,678	865,716	975,699
Interest expense	49,448	52,891	44,144	31,448
Net revenues	770,420	800,787	821,572	944,251
Total non-interest expenses	632,611	652,805	670,818	781,658
Income before income tax expense	137,809	147,982	150,754	162,593
Provision for income taxes	38,370	38,225	40,632	31,925
Net income	99,439	109,757	110,122	130,668
Net income applicable to non-controlling interests	232	672	708	(22)
Net income applicable to Stifel Financial Corp.	99,207	109,085	109,414	130,690
Preferred dividends	2,344	5,288	4,844	4,843
Net income available to common shareholders	$96,863	$103,797	$104,570	$125,847

Earnings per common share:
Basic	$1.35	$1.43	$1.47	$1.79
Diluted	$1.22	$1.31	$1.34	$1.62

Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

Weighted-average number of common shares outstanding:
Basic	71,700	72,519	71,197	70,470
Diluted	79,210	79,079	78,144	77,813

	Year Ended December 31, 2018
($ in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$639,077	$625,590	$617,050	$666,791
Interest income	137,734	154,421	169,760	184,534
Total revenues	776,811	780,011	786,810	851,325
Interest expense	26,453	37,279	48,468	57,876
Net revenues	750,358	742,732	738,342	793,449
Total non-interest expenses	630,804	624,385	597,812	637,518
Income before income tax expense	119,554	118,347	140,530	155,931
Provision for income taxes	30,793	31,060	36,672	41,869
Net income	88,761	87,287	103,858	114,062
Preferred dividends	2,344	2,344	2,343	2,344
Net income available to common shareholders	$86,417	$84,943	$101,515	$111,718

Earnings per common share:
Basic	$1.20	$1.18	$1.41	$1.56
Diluted	$1.06	$1.04	$1.25	$1.38

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12

Weighted-average number of common shares outstanding:
Basic	71,999	71,692	71,919	71,666
Diluted	81,789	81,299	81,484	80,706

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2019, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes, and our report dated February 19, 2020, expressed an unqualified opinion thereon.

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

Stamford, Connecticut

February 19, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2020 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2019, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	14,734,295	$47.48	3,328,793
Equity compensation plans not approved by the shareholders	—	—	—
	14,734,295	$47.48	3,328,793

As of December 31, 2019, the total number of securities to be issued upon exercise of options and units consisted of 14,734,295 units. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2019, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 3,328,793 shares under the 2001 Incentive Stock Plan (2018 Restatement).

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

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2019

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

3.7

Amended and Restated By-Laws of Stifel Financial Corp., effective June 15, 2016, incorporated by reference to Exhibit 4.3 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-222290) filed on December 26, 2017.

4.1	Deposit Agreement dated July 15, 2016, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.2	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.3	Deposit Agreement dated February 28, 2019, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.4	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

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

Exhibit No.	Description
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

Exhibit No.	Description
10.29	Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 13, 2017. *

10.30

Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 13, 2018.*

10.31	Stifel Financial Corp. Wealth Accumulation Plan 2019 Restatement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.32	Form of Restricted Stock Unit Award Agreement (Performance RSUs), incorporated by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.33	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.34

Vessel Charter Agreement, dated as of August 7, 2018, by and between Stifel Financial Corp. and Broadway Boat Company Ltd., incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 8, 2018.

11	Computation of Per Share Earnings is set forth in Note 27 of Notes to Consolidated Financial Statements included in this Form 10-K.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2020.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2020.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Marischen	Chief Financial Officer (Principal Financial and Accounting Officer)
James M. Marischen

/s/ Adam T. Berlew	Director
Adam T. Berlew
/s/ Kathleen Brown	Director
Kathleen Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ John P. Dubinsky	Director
John P. Dubinsky

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Daniel J. Ludeman	Director
Daniel J. Ludeman
/s/ Maura A. Markus	Director
Maura A. Markus

/s/ James M. Oates	Director
James M. Oates

/s/ David A. Peacock	Director
David A. Peacock

/s/ Thomas W. Weisel	Chairman of the Board and Director
Thomas W. Weisel

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman