Form 10-K/A
period 2019-12-31
STIFEL FINANCIAL CORP
filed 2020-04-30
CIK 720672

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - February 14, 2020
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	69,531,294
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF PRA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF PRB)	New York Stock Exchange	6,400
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

Explanatory Note

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Stifel Financial Corp. (the “Company”) for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of (i) making certain corrections to the cover page of the Original Form 10-K and (ii) providing Exhibit 4.5, Description of Securities Registered Pursuant to Section 12 of the Securities Act of 1934, which was inadvertently omitted from the Original Filing.

This Amendment amends and restates in its entirety Item 15 of Part IV of the Original Form 10-K. This Amendment speaks as of the filing date of the Original Filing and does not reflect any subsequent information or events. Except as noted above, no information included in the Original Filing has been modified or updated in any way. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

In connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our principal executive officer and principal financial officer.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are included in Item 8, “Financial Statements and Supplementary Data,” and incorporated by reference hereto:

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Financial Condition as of December 31, 2019 and 2018
Statements of Operations for the years ended December 31, 2019, 2018, and 2017
Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017
Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Notes to the Consolidated Financial Statements

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

4.1	Deposit Agreement dated July 15, 2016, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.2	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.3	Deposit Agreement dated February 28, 2019, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

Exhibit No.	Description
4.4	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.5^	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.19	Stifel Financial Corp. 2017 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

Exhibit No.	Description
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

11	Computation of Per Share Earnings incorporated by reference to Exhibit 11 to Stifel Financial Corp.’s Form 10-K filed on February 19, 2020.

21	List of Subsidiaries of Stifel Financial Corp. incorporated by reference to Exhibit 21 to Stifel Financial Corp.’s Annual Report on Form 10-K filed on February 19, 2020.

23	Consent of Independent Registered Public Accounting Firm incorporated by reference to Exhibit 23 to Stifel Financial Corp.’s Annual Report on Form 10-K filed on February 19, 2020.

31.1

Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 to Stifel Financial Corp.’s Annual Report on Form 10-K filed on February 19, 2020.

31.2

Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 to Stifel Financial Corp.’s Annual Report on Form 10-K filed on February 19, 2020.

Exhibit No.	Description
31.3^	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4^	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 to Stifel Financial Corp.’s Annual Report on Form 10-K filed on February 19, 2020.

32.2

Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 to Stifel Financial Corp.’s Annual Report on Form 10-K filed on February 19, 2020.

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) Notes to Consolidated Financial Statements, incorporated by reference to Exhibit 101 to Stifel Financial Corp.’s Annual Report on Form 10-K filed on February 19, 2020.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
^	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2020.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director