Form 10-Q
period 2020-03-31
STIFEL FINANCIAL CORP
filed 2020-05-07
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - May 1, 2020
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	68,485,191
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF PRA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF PRB)	New York Stock Exchange	6,400
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Statements of Financial Condition as of March 31, 2020 (unaudited) and December 31, 2019	3
Consolidated Statements of Operations for the three months ended March 31, 2020 and March 31, 2019 (unaudited)	5

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019  (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and March 31, 2019 (unaudited)

6 7
Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3. Quantitative and Qualitative Disclosures About Market Risk	71
Item 4. Controls and Procedures	74

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	74
Item 1A. Risk Factors	75
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 6. Exhibits	78
Signatures	79

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2020	December 31, 2019
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$1,382,920	$1,142,596
Cash segregated for regulatory purposes	196,950	131,374
Receivables:
Brokerage clients, net	1,469,706	1,351,786
Brokers, dealers, and clearing organizations	704,394	627,790
Securities purchased under agreements to resell	458,968	385,008
Financial instruments owned, at fair value	932,511	972,932
Available-for-sale securities, at fair value	3,366,090	3,254,737
Held-to-maturity securities, at amortized cost	3,085,824	2,856,219
Loans:
Held for investment, net	9,994,500	9,624,042
Held for sale, at lower of cost or market	570,787	389,693
Investments, at fair value	55,688	79,972
Fixed assets, net	829,824	1,107,928
Goodwill	1,184,514	1,194,074
Intangible assets, net	154,646	161,773
Loans and advances to financial advisors and other employees, net	537,882	525,332
Deferred tax assets, net	114,989	104,380
Other assets	855,813	700,589
Total assets	$25,896,006	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	March 31, 2020	December 31, 2019
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$946,380	$740,444
Brokers, dealers, and clearing organizations	545,927	712,291
Drafts	90,739	119,758
Securities sold under agreements to repurchase	475,528	391,634
Bank deposits	16,880,933	15,332,581
Financial instruments sold, but not yet purchased, at fair value	668,795	662,852
Accrued compensation	264,645	507,009
Accounts payable and accrued expenses	1,027,314	1,146,706
Federal Home Loan Bank advances	250,000	250,000
Borrowings	198,150	150
Senior notes	1,017,269	1,017,010
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	22,425,680	20,940,435

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 12,400 shares	310,000	310,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 74,441,146 and 74,441,113 shares, respectively	11,166	11,166
Additional paid-in-capital	1,837,950	1,909,286
Retained earnings	1,728,911	1,715,704
Accumulated other comprehensive loss	(96,460)	(11,705)
Treasury stock, at cost, 5,928,739 and 6,113,084 shares, respectively	(321,241)	(319,660)
Total Stifel Financial Corp. shareholders’ equity	3,470,326	3,614,791
Non-controlling interests	—	54,999
Total equity	3,470,326	3,669,790
Total liabilities and equity	$25,896,006	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2020	2019
Revenues:
Commissions	$211,098	$155,449
Principal transactions	138,666	104,032
Investment banking	179,468	161,840
Asset management and service fees	237,775	195,267
Interest	161,177	191,071
Other income	9,207	12,209
Total revenues	937,391	819,868
Interest expense	24,357	49,448
Net revenues	913,034	770,420
Non-interest expenses:
Compensation and benefits	577,179	458,114
Occupancy and equipment rental	66,073	58,862
Communications and office supplies	41,124	35,697
Commissions and floor brokerage	14,842	10,956
Provision for loan losses	18,978	2,283
Other operating expenses	79,732	66,699
Total non-interest expenses	797,928	632,611
Income from operations before income tax expense	115,106	137,809
Provision for income taxes	28,517	38,370
Net income	86,589	99,439
Net income applicable to non-controlling interests	—	232
Net income applicable to Stifel Financial Corp.	86,589	99,207
Preferred dividends	4,844	2,344
Net income available to common shareholders	$81,745	$96,863

Earnings per common share:
Basic	$1.15	$1.35
Diluted	$1.07	$1.22

Cash dividends declared per common share	$0.17	$0.15

Weighted-average number of common shares outstanding:
Basic	71,286	71,700
Diluted	76,619	79,210

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net income	$86,589	$99,439
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(73,227)	25,800
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	(1,706)	(1,826)
Foreign currency translation adjustment	(9,822)	2,168
Total other comprehensive income/(loss), net of tax	(84,755)	26,142
Comprehensive income	1,834	125,581
Net income attributable to non-controlling interest	—	232
Comprehensive income applicable to Stifel Financial Corp.	$1,834	$125,349

(1)	Net of a tax benefit of $27.9 million and tax expense of $10.1 million for the three months ended March 31, 2020 and 2019, respectively.
(2)

Net of reclassifications to earnings of realized losses of $0.5 million during the three months ended March 31, 2020. There were no reclassifications to earnings during the three months ended March 31, 2019.

(3)	Amounts are net of reclassifications to earnings of losses of $0.3 million and gains of $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2020	2019
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$310,000	$150,000
Issuance of preferred stock	—	160,000
Balance, end of period	310,000	310,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	11,166
Issuance of common stock	—	—
Balance, end of period	11,166	11,166
Additional paid-in-capital:
Balance, beginning of period	1,909,286	1,893,304
Unit amortization, net of forfeitures	33,799	33,317
Distributions under employee plans	(105,570)	(95,295)
Issuance of preferred stock	—	(4,706)
Dividends declared to equity-award holders	350	—
Other	85	(16)
Balance, end of period	1,837,950	1,826,604
Retained earnings:
Balance, beginning of period	1,715,704	1,366,503
Net income	86,589	99,439
Dividends declared:
Common	(14,916)	(12,944)
Preferred	(4,844)	(2,344)
Distributions under employee plans	(46,717)	27
Cumulative adjustments for accounting changes (1)	(7,772)	(6,759)
Other	867	(264)
Balance, end of period	1,728,911	1,443,658
Accumulated other comprehensive loss:
Balance, beginning of period	(11,705)	(72,523)
Unrealized gains/(losses) on securities, net of tax	(73,227)	25,800
Unrealized losses on cash flow hedging activities, net of tax	(1,706)	(1,826)
Foreign currency translation adjustment, net of tax	(9,822)	2,168
Balance, end of period	(96,460)	(46,381)
Treasury stock, at cost:
Balance, beginning of period	(319,660)	(180,857)
Common stock issued under employee plans	54,579	66,302
Common stock repurchased	(56,160)	(53,869)
Balance, end of period	(321,241)	(168,424)
Total Stifel Financial Corp. Shareholders' Equity	3,470,326	3,376,623
Non-controlling interests:
Balance, beginning of period	54,999	30,000
Net income applicable to non-controlling interests	—	232
Capital contributions from non-controlling interest holders	—	26,800
Distributions to non-controlling interest holders	—	(458)
Deconsolidation of non-controlling interest	(54,999)	—
Balance, end of period	—	56,574
Total Shareholders' Equity	$3,470,326	$3,433,197

(1)    Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2020 and 2019. See Note 2 to the consolidated financial statements for further information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$86,589	$99,439
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,378	10,290
Amortization of loans and advances to financial advisors and other employees	27,729	21,596
Amortization of premium on investment portfolio	6,210	8,727
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	19,253	1,611
Amortization of intangible assets	5,032	3,593
Deferred income taxes	17,098	2,102
Stock-based compensation	30,762	32,119
(Gains)/losses on sale of investments	31,043	(2,174)
Other, net	(5,464)	(6,429)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(117,920)	(182,761)
Brokers, dealers, and clearing organizations	(76,604)	(72,766)
Securities purchased under agreements to resell	(73,960)	131,866
Financial instruments owned, including those pledged	40,421	2,641
Loans originated as held for sale	(474,824)	(272,301)
Proceeds from mortgages held for sale	506,936	333,478
Loans and advances to financial advisors and other employees	(40,554)	(50,216)
Other assets	(51,427)	(24,357)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	205,936	(200,229)
Brokers, dealers, and clearing organizations	106,196	21,639
Drafts	(29,019)	(4,263)
Financial instruments sold, but not yet purchased	5,943	31,754
Other liabilities and accrued expenses	(234,445)	(252,199)
Net cash used in operating activities	$(5,691)	$(366,840)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2020	2019
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, sales, calls, and maturities of available-for-sale securities	385,131	$93,349
Calls and principal paydowns of held-to-maturity securities	155,184	114,535
Sale or maturity of investments	2,252	—
Disposition of business	37,000	—
Increase in loans held for investment, net	(593,296)	(195,186)
Payments for:
Purchase of available-for-sale securities	(601,660)	(250)
Purchase of held-to-maturity securities	(384,700)	—
Purchase of fixed assets	(53,002)	(72,868)
Purchase of investments	(12,900)	—
Acquisitions, net of cash received	—	(28,523)
Net cash used in investing activities	(1,065,991)	(88,943)
Cash Flows From Financing Activities:
Proceeds from borrowings, net	198,000	218,315
Repayments of Federal Home Loan Bank advances, net	—	(290,000)
Payment of contingent consideration	(2,208)	(2,994)
Increase/(decrease) in securities sold under agreements to repurchase	83,894	(93,419)
Increase/(decrease) in bank deposits, net	1,548,352	(813,736)
Increase/(decrease) in securities loaned	(272,560)	132,952
Tax payments related to shares withheld for stock-based compensation plans	(68,497)	(27,847)
Proceeds from preferred stock issuance, net	—	155,294
Proceeds from non-controlling interests	—	26,800
Repurchase of common stock	(56,160)	(53,869)
Cash dividends on preferred stock	(4,844)	(2,344)
Cash dividends paid to common stock and equity-award holders	(11,472)	(12,944)
Cash paid to employees upon settlement of equity awards	(27,101)	—
Other	—	(490)
Net cash provided by/(used in) financing activities	1,387,404	(764,282)
Effect of exchange rate changes on cash	(9,822)	2,156
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	305,900	(1,217,909)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	1,273,970	2,069,374
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,579,870	$851,465
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$15,423	$466
Cash paid for interest	$28,707	$49,425
Noncash financing activities:
Unit grants, net of forfeitures	$106,522	$92,344

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,382,920	$1,142,596
Cash segregated for regulatory purposes	196,950	131,374
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,579,870	$1,273,970

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

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe, Bruyette & Woods, Inc., Stifel Bancorp, Inc. (“Stifel Bancorp”), Stifel Nicolaus Canada Inc. (“SNC”), and Stifel Nicolaus Europe Limited (“SNEL”). Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.

On March 27, 2020, the Company completed the sale of Ziegler Capital Management, LLC (“ZCM”), a wholly owned asset management subsidiary. The assets and liabilities of ZCM were classified as held for sale and are included in other assets and accounts payable and accrued expenses, respectively, at December 31, 2019. See Note 8 for further information.

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

Our non-controlling interest at December 31, 2019 represented a 27.5% third-party ownership of North Shore Aviation Holdings LLC (“North Shore”), which was a consolidated subsidiary of the Company that, through its subsidiary, owns airplane engines.

On February 7, 2020, North Shore entered into a Credit Agreement with North Shore Aviation Trust Series 2020-1 (the “Trust”) whereby the Trust provided North Shore with a $120.0 million credit facility. North Shore was recapitalized with funding from the issuance of the senior notes and E-Certificates by the Trust. Upon the recapitalization, Stifel Bancorp’s equity in North Shore was redeemed. We deconsolidated the related assets, liabilities, and non-controlling interests of North Shore.

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

Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

During the three months ended March 31, 2020, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments − Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)” on January 1, 2020. This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (CECL) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL will replace the loss model currently applicable to bank loans, held-to-maturity securities, and other receivables carried at amortized cost. These credit loss policy updates are applied prospectively in our consolidated financial statements from January 1, 2020.

Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Allowance for Credit Losses

The allowance for credit losses includes both the allowance for loan losses and the reserve for unfunded lending commitments and represents management’s estimate of the expected credit losses in our company’s loan portfolio. The expected credit losses on our loan portfolio are referred to as the allowance for loan losses and are reported separately as a contra-asset to loans on the consolidated statement of financial condition. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments are reported on the consolidated statement of financial condition in accounts payable and accrued expenses. The provision for loan losses related to the loan portfolio in the consolidated statement of operations and the provision for unfunded lending commitments are reported in the consolidated statement of operations in other operating expenses.

For loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors such as historical loss experience derived from proxy data, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. The life of the loan for closed-ended products is based on the contractual maturity of the loan adjusted for any expected prepayments. The contractual maturity includes any extension options that are at the sole discretion of the borrower. For open-ended products, the expected credit loss is determined based on the maximum repayment term associated with future draws from credit lines.

In our loss forecasting framework, we incorporate forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads and long-term interest rate forecasts. As any one economic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends.

Also included in the allowance for loan losses are qualitative reserves to cover losses that are expected but, in our company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data.

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

We do not include reserves for interest receivable in the measurement of the allowance for credit losses as we generally classify loans as nonperforming at 90 days past due and reverse interest income for these loans at that time.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements. Impairment is measured on a loan-by-loan basis for non-homogeneous loans, and a specific allowance is established for individual loans determined to be impaired. Impairment is measured by comparing the carrying value of the impaired loan to the present value of its expected cash flow discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. See Note 7 for more information.

Available-for-Sale and Held-to-Maturity Securities

We evaluate each available-for-sale security where the value has declined below amortized cost. If our company intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. For available-for-sale debt securities our company intends to hold, we evaluate the debt securities for expected credit losses except for debt securities that are guaranteed by the U.S. Treasury or U.S. government agencies where we apply a zero credit loss assumption. For the remaining available-for-sale debt securities, we consider qualitative parameters such as internal and external credit ratings and the value of underlying collateral. If an available-for-sale debt security fails any of the qualitative parameters, a discounted cash flow analysis is used by our company to determine if a portion of the unrealized loss is a result of a credit loss. Any credit losses determined are recognized as an increase to the allowance for credit losses through provision expense recorded in the consolidated statement of operations in other operating expenses. Cash flows expected to be collected are estimated using all relevant information available such as, remaining payment terms, prepayment speeds, the financial condition of the issuer, expected defaults and the value of the underlying collateral. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated other comprehensive income. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the allowance recorded is limited to the difference between the amortized cost and the fair value of the asset. We separately evaluate our held-to-maturity debt securities for any credit losses. We perform a discounted cash flow analysis to estimate any credit losses which are then recognized as part of the allowance for credit losses. For available-for-sale and held-to-maturity debt securities, we have established a nonaccrual policy that results in timely write-off of accrued interest. See Note 6 for more information.

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Goodwill Impairment Testing

On January 1, 2020, we adopted ASU 2017-04, which simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the accounting update, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The adoption of the accounting update did not have a material impact on our consolidated financial statements. The future impact of the accounting update will depend upon the performance of our reporting units and the market conditions impacting the fair value of each reporting unit going forward.

Financial Instruments – Credit Losses

On January 1, 2020, we adopted ASU 2016-13 that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Upon adoption of the standard on January 1, 2020, we recorded a $10.4 million increase to the allowance for credit losses. The increase in the allowance is driven by the fact that the allowance under the CECL model covers expected credit losses over the full expected life of the loan portfolios and also takes into account forecasts of expected future economic conditions. The cumulative effect of adopting this standard was a decrease to retained earnings of $7.8 million (net of tax).

Recently Issued Accounting Guidance

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The accounting standard related to contracts or hedging relationships that reference LIBOR or other reference rates that are expected to be discontinued due to reference rate reform. The accounting standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by reference rate reform. We have elected to retrospectively adopt the new standard as of January 1, 2020 which resulted in no immediate impact. While reference rate reform is not expected to have a material accounting impact on our consolidated financial statements, the new standard will ease the administrative burden in accounting for the future effects of reference rate reform.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2020 and December 31, 2019, included (in thousands):

	March 31, 2020	December 31, 2019
Receivables from clearing organizations	$485,103	$471,122
Deposits paid for securities borrowed	103,530	135,373
Securities failed to deliver	115,761	21,295
	$704,394	$627,790

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2020 and December 31, 2019, included (in thousands):

	March 31, 2020	December 31, 2019
Deposits received from securities loaned	$335,773	$608,333
Payable to clearing organizations	71,325	78,702
Securities failed to receive	138,829	25,256
	$545,927	$712,291

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$26,567	$—	$25,734	$—
Mutual funds	4,741	—	7,875	—
Private equity funds	2,264	1,203	2,288	1,203
Partnership interests	3,240	953	3,058	953
Total	$36,812	$2,156	$38,955	$2,156

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, corporate fixed income, sovereign debt securities, and state and municipal securities.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, are presented below (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$12,821	$12,821	$—	$—
U.S. government agency securities	80,138	—	80,138	—
Mortgage-backed securities:
Agency	371,762	—	371,762	—
Non-agency	2,870	—	2,870	—
Asset-backed securities	12,942	—	12,767	175
Corporate securities:
Fixed income securities	275,663	7,850	267,813	—
Equity securities	69,259	64,203	5,056	—
Sovereign debt	21,057	—	21,057	—
State and municipal securities	75,740	—	75,740	—
Loans	10,259	—	—	10,259
Total financial instruments owned	932,511	84,874	837,203	10,434
Available-for-sale securities:
U.S. government agency securities	5,650	—	5,650	—
State and municipal securities	17,142	—	17,142	—
Mortgage-backed securities:
Agency	829,433	—	829,433	—
Commercial	108,186	—	108,186	—
Non-agency	8,644	—	8,644	—
Corporate fixed income securities	727,590	—	727,590	—
Asset-backed securities	1,669,445	—	1,669,445	—
Total available-for-sale securities	3,366,090	—	3,366,090	—
Investments:
Corporate equity securities	14,898	13,838	—	1,060
Auction rate securities:
Equity securities	14,243	—	—	14,243
Municipal securities	183	—	—	183
Other	16,119	9,362	5,924	833
Investments in funds and partnerships measured at NAV	10,245
Total investments	55,688	23,200	5,924	16,319
Cash equivalents measured at NAV	26,567
	$4,380,856	$108,074	$4,209,217	$26,753

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$239,311	$239,311	$—	$—
U.S. government agency securities	16,320	—	16,320	—
Agency mortgage-backed securities	179,407	—	179,407	—
Corporate securities:
Fixed income securities	192,603	3,882	188,721	—
Equity securities	22,776	22,776	—	—
Sovereign debt	18,178	—	18,178	—
State and municipal securities	200	—	200	—
Total financial instruments sold, but not yet purchased	668,795	265,969	402,826	—
Derivative contracts (1)	1,262	—	1,262	—
	$670,057	$265,969	$404,088	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

 Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, are presented below (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,266	$9,266	$—	$—
U.S. government agency securities	66,881	—	66,881	—
Mortgage-backed securities:
Agency	388,856	—	388,856	—
Non-agency	5,155	—	5,155	—
Asset-backed securities	28,385	—	28,210	175
Corporate securities:
Fixed income securities	250,783	872	249,911	—
Equity securities	64,009	61,579	2,430	—
Sovereign debt	12,403	—	12,403	—
State and municipal securities	137,211	—	137,211	—
Loans	9,983	—	832	9,151
Total financial instruments owned	972,932	71,717	891,889	9,326
Available-for-sale securities:
U.S. government agency securities	5,067	—	5,067	—
State and municipal securities	24,297	—	24,297	—
Mortgage-backed securities:
Agency	837,878	—	837,878	—
Commercial	109,537	—	109,537	—
Non-agency	9,758	—	9,758	—
Corporate fixed income securities	675,311	—	675,311	—
Asset-backed securities	1,592,889	—	1,592,889	—
Total available-for-sale securities	3,254,737	—	3,254,737	—
Investments:
Corporate equity securities	35,083	34,023	—	1,060
Auction rate securities:
Equity securities	14,243	—	—	14,243
Municipal securities	654	—	470	184
Other	16,771	9,905	6,013	853
Investments in funds and partnerships measured at NAV	13,221
Total investments	79,972	43,928	6,483	16,340
Cash equivalents measured at NAV	25,734
Derivative contracts (1)	1,086	—	1,086	—
	$4,334,461	$115,645	$4,154,195	$25,666
(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$243,570	$243,570	$—	$—
U.S. government agency securities	1,000	—	1,000	—
Agency mortgage-backed securities	231,909	—	231,909	—
Corporate securities:
Fixed income securities	140,100	633	139,467	—
Equity securities	32,047	32,047	—	—
Sovereign debt	13,271	—	13,271	—
Loans	955	—	—	955
Total financial instruments sold, but not yet purchased	$662,852	$276,250	$385,647	$955

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	Financial instruments owned		Investments
	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2019	$175	$9,151	$1,060	$14,243	$184	$853
Unrealized losses	—	(2,827)	—	—	(1)	—
Purchases	—	6,942	—	—	—	—
Sales	—	(3,004)	—	—	—	(20)
Redemptions	—	(3)	—	—	—	—
Net change	—	1,108	—	—	(1)	(20)
Balance at March 31, 2020	$175	$10,259	$1,060	$14,243	$183	$833

The change in fair value associated with Level 3 financial instruments sold, but not yet purchased during the three months ended March 31, 2020 is attributable to purchases, partially offset by unrealized losses and sales.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2020, relating to Level 3 assets still held at March 31, 2020, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2020 and December 31, 2019, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,382,920	$1,382,920	$1,142,596	$1,142,596
Cash segregated for regulatory purposes	196,950	196,950	131,374	131,374
Securities purchased under agreements to resell	458,968	458,968	385,008	385,008
Financial instruments owned	932,511	932,511	972,932	972,932
Available-for-sale securities	3,366,090	3,366,090	3,254,737	3,254,737
Held-to-maturity securities	3,085,824	2,697,830	2,856,219	2,827,883
Bank loans	9,994,500	10,017,518	9,624,042	9,801,986
Loans held for sale	570,787	570,787	389,693	389,693
Investments	55,688	55,688	79,972	79,972
Derivative contracts (1)	—	—	1,086	1,086
Financial liabilities:
Securities sold under agreements to repurchase	$475,528	$475,528	$391,634	$391,634
Bank deposits	16,880,933	16,076,448	15,332,581	14,467,894
Financial instruments sold, but not yet purchased	668,795	668,795	662,852	662,852
Federal Home Loan Bank advances	250,000	250,000	250,000	250,000
Borrowings	198,150	198,150	150	150
Senior notes	1,017,269	1,016,578	1,017,010	1,069,425
Debentures to Stifel Financial Capital Trusts	60,000	37,860	60,000	45,847
Derivative contracts (2)	1,262	1,262	—	—

(1)	Included in other assets in the consolidated statements of financial condition.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,356,353	$1,356,353	$—	$—
Cash segregated for regulatory purposes	196,950	196,950	—	—
Securities purchased under agreements to resell	458,968	431,737	27,231	—
Held-to-maturity securities	2,697,830	—	2,584,305	113,525
Bank loans	10,017,518	—	10,017,518	—
Loans held for sale	570,787	—	570,787	—
Financial liabilities:
Securities sold under agreements to repurchase	$475,528	$—	$475,528	$—
Bank deposits	16,076,448	—	16,076,448	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Borrowings	198,150	198,150	—	—
Senior notes	1,016,578	1,016,578	—	—
Debentures to Stifel Financial Capital Trusts	37,860	—	—	37,860

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,116,862	$1,116,862	$—	$—
Cash segregated for regulatory purposes	131,374	131,374	—	—
Securities purchased under agreements to resell	385,008	342,132	42,876	—
Held-to-maturity securities	2,827,883	—	2,666,773	161,110
Bank loans	9,801,986	—	9,801,986	—
Loans held for sale	389,693	—	389,693	—
Financial liabilities:
Securities sold under agreements to repurchase	$391,634	$22,205	$369,429	$—
Bank deposits	14,467,894	—	14,467,894	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Borrowings	150	150	—	—
Senior notes	1,069,425	1,069,425	—	—
Debentures to Stifel Financial Capital Trusts	45,847	—	—	45,847

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2020 and December 31, 2019.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2020 and December 31, 2019 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2020 and December 31, 2019 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of interest-bearing deposits, including certificates of deposits, demand deposits, savings, and checking accounts, was calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

FHLB Advances

FHLB advances reflect terms that approximate current market rates for similar borrowings.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Financial instruments owned:
U.S. government securities	$12,821	$9,266
U.S. government agency securities	80,138	66,881
Mortgage-backed securities:
Agency	371,762	388,856
Non-agency	2,870	5,155
Asset-backed securities	12,942	28,385
Corporate securities:
Fixed income securities	275,663	250,783
Equity securities	69,259	64,009
Sovereign debt	21,057	12,403
State and municipal securities	75,740	137,211
Loans	10,259	9,983
	$932,511	$972,932
Financial instruments sold, but not yet purchased:
U.S. government securities	$239,311	$243,570
U.S. government agency securities	16,320	1,000
Agency mortgage-backed securities	179,407	231,909
Corporate securities:
Fixed income securities	192,603	140,100
Equity securities	22,776	32,047
Sovereign debt	18,178	13,271
State and municipal securities	200	—
Loans	—	955
	$668,795	$662,852

At March 31, 2020 and December 31, 2019, financial instruments owned in the amount of $708.0 million and $511.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,534	$116	$—	$5,650
State and municipal securities	17,079	63	—	17,142
Mortgage-backed securities:
Agency	807,043	22,545	(155)	829,433
Commercial	108,144	524	(482)	108,186
Non-agency	8,620	118	(94)	8,644
Corporate fixed income securities	741,219	3,460	(17,089)	727,590
Asset-backed securities	1,776,630	836	(108,021)	1,669,445
	$3,464,269	$27,662	$(125,841)	$3,366,090
Held-to-maturity securities (2)
Asset-backed securities	$3,085,824	$1,458	$(389,452)	$2,697,830

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,028	$39	$—	$5,067
State and municipal securities	24,198	99	—	24,297
Mortgage-backed securities:
Agency	840,659	3,070	(5,851)	837,878
Commercial	109,982	269	(714)	109,537
Non-agency	9,731	50	(23)	9,758
Corporate fixed income securities	664,028	11,283	—	675,311
Asset-backed securities	1,600,415	679	(8,205)	1,592,889
	$3,254,041	$15,489	$(14,793)	$3,254,737
Held-to-maturity securities (2)
Asset-backed securities	$2,856,219	$5,960	$(34,296)	$2,827,883

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies. At March 31, 2020, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at March 31, 2020 was $38.2 million and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

During the three months ended March 31, 2020, we received proceeds of $288.3 million, from the sale of available-for-sale securities, which resulted in a realized loss of $0.7 million. There were no sales of available-for-sale securities during the three months ended March 31, 2019.

During the three months ended March 31, 2020 and March 31, 2019, unrealized losses, net of deferred taxes, of $73.2 million and unrealized gains, net of deferred taxes of $25.8 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at March 31, 2020 and December 31, 2019 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$26,838	$26,980	$6,861	$6,871
After one year through three years	261,013	259,331	229,184	229,760
After three years through five years	422,686	412,819	422,236	429,909
After five years through ten years	478,472	453,334	409,664	411,680
After ten years	2,275,260	2,213,626	2,186,096	2,176,517
	$3,464,269	$3,366,090	$3,254,041	$3,254,737
Held-to-maturity securities
After five years through ten years	$686,300	$618,937	$598,250	$597,166
After ten years	2,399,524	2,078,893	2,257,969	2,230,717
	$3,085,824	$2,697,830	$2,856,219	$2,827,883

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2020, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$1,761	$3,889	$—	$—	$5,650
State and municipal securities	—	—	2,463	14,679	17,142
Mortgage-backed securities:
Agency	33	676	786	827,938	829,433
Commercial	—	31,607	—	76,579	108,186
Non-agency	—	7,827	—	817	8,644
Corporate fixed income securities	25,186	628,151	74,253	—	727,590
Asset-backed securities	—	—	375,832	1,293,613	1,669,445
	$26,980	$672,150	$453,334	$2,213,626	$3,366,090
Held-to-maturity securities
Asset-backed securities	$—	$—	$686,300	$2,399,524	$3,085,824

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2020 and December 31, 2019, securities of $526.7 million and $801.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2020 and December 31, 2019, securities of $1.3 billion and $816.1 million, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Agency	$(122)	$23,806	$(33)	$10,315	$(155)	$34,121
Commercial	(482)	61,706	—	—	(482)	61,706
Non-agency	—	—	(94)	817	(94)	817
Corporate fixed income securities	(17,089)	492,713	—	—	(17,089)	492,713
Asset-backed securities	(67,624)	1,096,278	(40,397)	466,319	(108,021)	1,562,597
	$(85,317)	$1,674,503	$(40,524)	$477,451	$(125,841)	$2,151,954

At March 31, 2020, the amortized cost of 165 securities classified as available for sale exceeded their fair value by $125.8 million, of which $40.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2020, was $2.2 billion, which was 63.9% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at March 31, 2020 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$109,335	$2,958,230	$15,500	$2,759	$3,085,824

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

Other. Other loans include consumer loans and credit card lending.

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2020 and December 31, 2019 (in thousands, except percentages):

	March 31, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
Commercial and industrial	$3,813,862	37.6%	$3,438,953	35.3%
Residential real estate	3,495,136	34.4	3,309,548	33.9
Securities-based loans	1,945,371	19.2	2,098,211	21.5
Commercial real estate	399,732	3.9	428,549	4.4
Construction and land	412,410	4.1	398,839	4.1
Home equity lines of credit	57,402	0.6	51,205	0.5
Other	32,762	0.2	27,311	0.3
Gross bank loans	10,156,675	100.0%	9,752,616	100.0%
Unamortized loan discount, net	(6,148)		(6,588)
Loans in process	(53,953)		(27,717)
Unamortized loan fees, net	728		1,310
Allowance for loan losses	(102,802)		(95,579)
Loans held for investment, net	$9,994,500		$9,624,042

At March 31, 2020 and December 31, 2019, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $19.0 million and $24.5 million, respectively.

At March 31, 2020 and December 31, 2019, we had loans held for sale of $570.8 million and $389.7 million, respectively. For the three months ended March 31, 2020 and 2019, we recognized gains of $2.5 million and $0.9 million, respectively, from the sale of originated loans, net of fees and costs.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies.

Accrued interest receivable for loans and loans held for sale at March 31, 2020 was $21.6 million and is reported in other assets on the consolidated statement of financial condition.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 (in thousands).

	Three Months Ended March 31, 2020
	Beginning Balance	CECL Adoption	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$9,955	$(2)	$—	$59,962
Residential real estate	14,253	3,499	2,233	—	—	19,985
Construction and land	4,613	2,674	3,666	—	—	10,953
Commercial real estate	3,564	791	3,810	—	—	8,165
Securities-based loans	2,361	1,346	(792)	—	—	2,915
Home equity lines of credit	442	39	57	—	1	539
Other	194	58	49	(18)	—	283
Unallocated	203	(203)	—	—	—	—
	$95,579	$(11,736)	$18,978	$(20)	$1	$102,802

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2020 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$51,804	$59,962	$12,940	$3,800,922	$3,813,862
Residential real estate	24	19,961	19,985	1,411	3,493,725	3,495,136
Securities-based loans	—	2,915	2,915	—	1,945,371	1,945,371
Commercial real estate	—	8,165	8,165	—	399,732	399,732
Construction and land	—	10,953	10,953	—	412,410	412,410
Home equity lines of credit	—	539	539	—	57,402	57,402
Other	—	283	283	—	32,762	32,762
	$8,182	$94,620	$102,802	$14,351	$10,142,324	$10,156,675

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 (in thousands).

	Three Months Ended March 31, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$211	$(12)	$—	$68,566
Residential real estate	11,228	270	—	87	11,585
Securities-based loans	1,978	249	—	—	2,227
Commercial real estate	1,778	643	—	—	2,421
Construction and land	1,241	483	—	—	1,724
Home equity lines of credit	310	61	—	1	372
Other	88	78	(44)	24	146
Unallocated	843	288	—	—	1,131
	$85,833	$2,283	$(56)	$112	$88,172

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2019 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$61,791	$69,949	$12,991	$3,425,962	$3,438,953
Residential real estate	24	14,229	14,253	1,412	3,308,136	3,309,548
Securities-based loans	—	2,361	2,361	—	2,098,211	2,098,211
Commercial real estate	—	3,564	3,564	—	428,549	428,549
Construction and land	—	4,613	4,613	—	398,839	398,839
Home equity lines of credit	—	442	442	184	51,021	51,205
Other	—	194	194	—	27,311	27,311
Unallocated	—	203	203	—	—	—
	$8,182	$87,397	$95,579	$14,587	$9,738,029	$9,752,616

At March 31, 2020, we had $14.4 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at March 31, 2020 was $8.2 million. At December 31, 2019, we had $14.6 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2019 was $8.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2020 and 2019, were insignificant to the consolidated financial statements.

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2020 and December 31, 2019, including the average recorded investment balance for the year to date period presented (in thousands):

	March 31, 2020
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,940	$—	$12,940	$12,940	$8,158	$12,940
Residential real estate	1,411	1,249	162	1,411	24	1,411
Home equity lines of credit	—	—	—	—	—	123
Other	150	—	—	—	—	—
Total	$14,501	$1,249	$13,102	$14,351	$8,182	$14,474

	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,991	$51	$12,940	$12,991	$8,158	$14,172
Residential real estate	1,412	1,412	—	1,412	24	1,231
Home equity lines of credit	184	184	—	184	—	184
Other	150	—	—	—	—	—
Total	$14,737	$1,647	$12,940	$14,587	$8,182	$15,587

The following tables present the aging of the recorded investment in past due loans at March 31, 2020 and December 31, 2019 by portfolio segment (in thousands):

	As of March 31, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$12,940	$12,940	$3,800,922	$3,813,862
Residential real estate	18,801	1,249	20,050	3,475,086	3,495,136
Securities-based loans	—	—	—	1,945,371	1,945,371
Commercial real estate	146	—	146	399,586	399,732
Construction and land	—	—	—	412,410	412,410
Home equity lines of credit	—	—	—	57,402	57,402
Other	24	20	44	32,718	32,762
Total	$18,971	$14,209	$33,180	$10,123,495	$10,156,675

	As of March 31, 2020*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$12,940	$—	$—	$12,940
Residential real estate	—	162	1,249	1,411
Total	$12,940	$162	$1,249	$14,351

*	There were no loans past due 90 days and still accruing interest at March 31, 2020.

	As of December 31, 2019
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$12,940	$12,940	$3,426,013	$3,438,953
Residential real estate	10,476	1,249	11,725	3,297,823	3,309,548
Securities-based loans	—	—	—	2,098,211	2,098,211
Commercial real estate	—	—	—	428,549	428,549
Construction and land	—	—	—	398,839	398,839
Home equity lines of credit	83	184	267	50,938	51,205
Other	5	—	5	27,306	27,311
Total	$10,564	$14,373	$24,937	$9,727,679	$9,752,616

	As of December 31, 2019*
	Non-Accrual	Restructured	Total
Commercial and industrial	$12,940	$—	$12,940
Residential real estate	1,249	163	1,412
Home equity lines of credit	184	—	184
Total	$14,373	$163	$14,536

*	There were no loans past due 90 days and still accruing interest at December 31, 2019.

Credit quality indicators

As of March 31, 2020, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At March 31, 2020 and December 31, 2019, 97.7% and 98.3% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,684,127	$70,798	$45,997	$12,940	$3,813,862
Residential real estate	3,493,375	512	—	1,249	3,495,136
Securities-based loans	1,945,371	—	—	—	1,945,371
Commercial real estate	398,395	1,191	146	—	399,732
Construction and land	412,410	—	—	—	412,410
Home equity lines of credit	56,558	844	—	—	57,402
Other	32,762	—	—	—	32,762
Total	$10,022,998	$73,345	$46,143	$14,189	$10,156,675

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,365,800	$48,241	$11,972	$12,940	$3,438,953
Residential real estate	3,307,719	417	1,412	—	3,309,548
Securities-based loans	2,098,211	—	—	—	2,098,211
Commercial real estate	427,963	586	—	—	428,549
Construction and land	398,839	—	—	—	398,839
Home equity lines of credit	51,021	—	184	—	51,205
Other	27,311	—	—	—	27,311
Total	$9,676,864	$49,244	$13,568	$12,940	$9,752,616

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$13,415	$78,130	$2,558,504	$11,957	$21,687	$38,622	$961,812	$3,684,127
Special Mention	—	—	61,136	—	—	—	9,662	70,798
Substandard	—	—	42,236	—	—	30	3,731	45,997
Doubtful	—	—	—	12,940	—	—	—	12,940
	$13,415	$78,130	$2,661,876	$24,897	$21,687	$38,652	$975,205	$3,813,862
Residential real estate:
Pass	$383,891	$1,088,915	$494,050	$381,708	$354,811	$790,000	$—	$3,493,375
Special Mention	—	—	—	—	—	512	—	512
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	148	—	1,101	—	1,249
	$383,891	$1,088,915	$494,050	$381,856	$354,811	$791,613	$—	$3,495,136
Securities-based loans:
Pass	$14,447	$103,364	$3,364	$140	$143,576	$23,567	$1,656,913	$1,945,371
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$14,447	$103,364	$3,364	$140	$143,576	$23,567	$1,656,913	$1,945,371
Commercial real estate:
Pass	$65,127	$150,919	$39,637	$57,328	$21,106	$58,032	$6,246	$398,395
Special Mention	—	—	—	—	1,191	—	—	1,191
Substandard	—	—	146	—	—	—	—	146
Doubtful	—	—	—	—	—	—	—	—
	$65,127	$150,919	$39,783	$57,328	$22,297	$58,032	$6,246	$399,732
Construction and land:
Pass	$15,601	$164,191	$155,330	$59,888	$7,801	$1,722	$7,877	$412,410
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$15,601	$164,191	$155,330	$59,888	$7,801	$1,722	$7,877	$412,410
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$56,558	$56,558
Special Mention	—	—	—	—	—	—	844	844
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$57,402	$57,402
Other:
Pass	$—	$—	$7	$—	$1,258	$53	$31,444	$32,762
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$7	$—	$1,258	$53	$31,444	$32,762

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2019	Adjustments	Sale of ZCM	March 31, 2020
Goodwill
Global Wealth Management	$344,981	$—	$(9,972)	$335,009
Institutional Group	849,093	412	—	849,505
	$1,194,074	$412	$(9,972)	$1,184,514

	December 31, 2019	Adjustments / Sale of ZCM	Amortization	March 31, 2020
Intangible assets
Global Wealth Management	$53,279	$(1,532)	$(1,735)	$50,012
Institutional Group	108,494	(563)	(3,297)	104,634
	$161,773	$(2,095)	$(5,032)	$154,646

The adjustments to goodwill and intangible assets during the three months ended March 31, 2020, are primarily attributable to the sale of ZCM, and the acquisitions of MainFirst Bank AG on November 1, 2019 and GMP Capital, Inc. on December 6, 2019.

On March 27, 2020, the Company completed the sale of ZCM, a wholly owned asset management subsidiary. The Company recorded a gain on the sale during the three months ended March 31, 2020, which included a write-off of allocated goodwill and the remaining net book value of intangible assets.

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

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$202,563	$76,762	$207,253	$75,987
Trade name	28,659	14,112	28,659	13,649
Core deposits	8,615	3,475	8,615	2,985
Non-compete agreements	9,280	3,020	9,490	2,828
Investment banking backlog	4,245	2,024	4,245	1,787
Acquired technology	840	163	840	93
	$254,202	$99,556	$259,102	$97,329

Amortization expense related to intangible assets was $5.0 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at March 31, 2020, are: customer relationships, 10.5 years; trade name, 9.7 years; core deposits, 3.9 years; non-compete agreements, 6.7 years; investment banking backlog, 8.5 years; and acquired technology, 2.4 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of March 31, 2020, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2020	$13,640
2021	17,326
2022	15,968
2023	14,678
2024	13,797
Thereafter	77,119
$152,528

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

Our uncommitted secured lines of credit at March 31, 2020, totaled $835.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the three months ended March 31, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2020, borrowings on our uncommitted secured lines of credit of $198.0 million, included in borrowings in the consolidated statements of financial condition, were collateralized by company-owned securities valued at $220.7 million.

The Federal Home Loan advances of $250.0 million as of March 31, 2020 are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2020 was 1.59%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at March 31, 2020, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At March 31, 2020, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2020 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At March 31, 2020, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
4.25% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,025,000	1,025,000
Debt issuance costs, net	(7,731)	(7,990)
Senior notes, net	$1,017,269	$1,017,010

(1)

In July 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.25% senior notes due July 2024. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2016, we issued an additional $200.0 million in aggregate principal amount of 4.25% senior notes due 2024.

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
$1,025,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Money market and savings accounts	$15,465,695	$13,530,670
Demand deposits (interest-bearing)	926,377	1,113,296
Demand deposits (non-interest-bearing)	261,776	165,657
Certificates of deposit	227,085	522,958
	$16,880,933	$15,332,581

 The weighted-average interest rate on deposits was 0.25% and 0.64% at March 31, 2020 and December 31, 2019, respectively.

Scheduled maturities of certificates of deposit at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Certificates of deposit, less than $100,000:
Within one year	$4,971	$5,305
One to three years	6,212	360
Three to five years	213	13
	$11,396	$5,678
Certificates of deposit, $100,000 and greater:
Within one year	$175,825	$441,341
One to three years	39,864	68,855
Three to five years	—	7,084
	215,689	517,280
	$227,085	$522,958

At March 31, 2020 and December 31, 2019, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $5.2 million and $6.7 million, respectively. Brokerage customers’ deposits were $15.6 billion and $13.9 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments designated as hedging instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Notional Value	Balance Sheet Location	Fair Value
Derivative Liabilities
Cash flow interest rate contracts	$250,000	Accounts payable and accrued expenses	$1,262

	December 31, 2019
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$250,000	Other assets	$1,086

 Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 0.8 years.

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $1.4 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified From OCI Into Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Cash flow interest rate contracts	$(2,014)	$925	$(251)	$1,542

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

Regulatory Capital-Related Contingency Features

Certain of our derivative instruments contain provisions that require us to meet specific capital requirements under the capital adequacy guidelines and the regulatory framework for prompt corrective action administered by the Federal and state banking agencies.

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2020 and December 31, 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of March 31, 2020:
Securities borrowing (1)	$103,530	$—	$103,530	$(27,484)	$(72,229)	$3,817
Reverse repurchase agreements (2)	458,968	—	458,968	(54,339)	(404,589)	40
	$562,498	$—	$562,498	$(81,823)	$(476,818)	$3,857
As of December 31, 2019:
Securities borrowing (1)	$135,373	$—	$135,373	$(52,319)	$(74,760)	$8,294
Reverse repurchase agreements (2)	385,008	—	385,008	(59,892)	(325,096)	20
Cash flow interest rate contracts	1,086	—	1,086	—	—	1,086
	$521,467	$—	$521,467	$(112,211)	$(399,856)	$9,400

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $462.3 million and $385.3 million at March 31, 2020 and December 31, 2019, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2020 and December 31, 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of March 31, 2020:
Securities lending (3)	$(335,773)	$—	$(335,773)	$27,484	$308,277	$(12)
Repurchase agreements (4)	(475,528)	—	(475,528)	54,339	421,189	—
Cash flow interest rate contracts	(1,262)	—	(1,262)	—	—	(1,262)
	$(812,563)	$—	$(812,563)	$81,823	$729,466	$(1,274)
As of December 31, 2019:
Securities lending (3)	$(608,333)	$—	$(608,333)	$52,319	$555,782	$(232)
Repurchase agreements (4)	(391,634)	—	(391,634)	59,892	331,742	—
	$(999,967)	$—	$(999,967)	$112,211	$887,524	$(232)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $494.8 million and $407.3 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2020, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of March 31, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $179.4 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2020, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At March 31, 2020, Stifel had net capital of $418.9 million, which was 25.7% of aggregate debit items and $386.3 million in excess of its minimum required net capital. At March 31, 2020, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2020, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At March 31, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

Our company, as a bank holding company, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company, Delaware, N.A. (collectively, “banking subsidiaries”) are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and its banking subsidiaries’ financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and its banking subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of March 31, 2020 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,947,549	14.3%	$611,382	4.5%	$883,107	6.5%
Tier 1 capital	2,257,549	16.6%	815,176	6.0%	1,086,901	8.0%
Total capital	2,406,674	17.7%	1,086,901	8.0%	1,358,626	10.0%
Tier 1 leverage	2,257,549	9.6%	941,644	4.0%	1,177,055	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,039,680	11.7%	$398,418	4.5%	$575,493	6.5%
Tier 1 capital	1,039,680	11.7%	531,225	6.0%	708,299	8.0%
Total capital	1,150,272	13.0%	708,299	8.0%	885,374	10.0%
Tier 1 leverage	1,039,680	7.1%	583,181	4.0%	728,977	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$168,855	15.6%	$48,679	4.5%	$70,315	6.5%
Tier 1 capital	168,855	15.6%	64,906	6.0%	86,541	8.0%
Total capital	178,053	16.5%	86,541	8.0%	108,176	10.0%
Tier 1 leverage	168,855	7.3%	92,478	4.0%	115,598	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At March 31, 2020, operating lease right-of-use assets were $668.7 million and included in fixed assets, net in the consolidated statements of financial condition, and lease liabilities were $708.5 million and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$24,395	$22,346
Short-term lease cost	476	360
Variable lease cost	15	6
Sublease income	(908)	(1,272)
Net lease cost	$23,978	$21,440

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended March 31, 2020 (in thousands):

Operating lease cash flows	$23,956
Weighted-average remaining lease term	11.5 years
Weighted-average discount rate	4.56%

In the table above, the weighted average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

The table below presents information about operating lease liabilities as of March 31, 2020, (in thousands, except percentages).

Remainder of 2020	$69,890
2021	85,042
2022	83,314
2023	82,885
2024	81,792
Thereafter	529,185
Total undiscounted lease payments	932,108
Imputed interest	(223,606)
Total operating lease liabilities	$708,502

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues from contracts with customers:
Commissions	$211,098	$155,449
Investment banking	179,468	161,840
Asset management and service fees	237,775	195,267
Other	4,767	3,782
Total revenue from contracts with customers	633,108	516,338
Other sources of revenue:
Interest	161,177	191,071
Principal transactions	138,666	104,032
Other	4,440	8,427
Total revenues	$937,391	$819,868

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions (1)	$136,897	$74,198	$3	$211,098
Capital raising	10,314	93,082	—	103,396
Advisory fees	19	76,053	—	76,072
Investment banking	10,333	169,135	—	179,468
Asset management	237,760	15	—	237,775
Other	4,001	—	766	4,767
Total	388,991	243,348	769	633,108
Primary Geographic Region:
United States	388,991	198,043	769	587,803
United Kingdom	—	30,763	—	30,763
Other	—	14,542	—	14,542
	$388,991	$243,348	$769	$633,108

	Three Months Ended March 31, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$109,927	$45,522	$—	$155,449
Capital raising (1)	8,223	48,722	—	56,945
Advisory fees (1)	—	104,895	—	104,895
Investment banking	8,223	153,617	—	161,840
Asset management	195,253	14	—	195,267
Other	2,455	—	1,327	3,782
Total	315,858	199,153	1,327	516,338
Primary Geographic Region:
United States	315,858	176,740	1,327	493,925
United Kingdom	—	21,103	—	21,103
Other	—	1,310	—	1,310
	$315,858	$199,153	$1,327	$516,338

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2020.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $138.5 million and $151.3 million at March 31, 2020 and December 31, 2019, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2020.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2020 and December 31, 2019 was $19.1 million and $11.3 million, respectively.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans held for investment, net	$95,120	$93,224
Investment securities	48,137	65,466
Margin balances	10,131	13,440
Financial instruments owned, net	4,574	6,313
Other	3,215	12,628
	$161,177	$191,071
Interest expense:
Bank deposits	$9,569	$28,066
Senior notes	11,193	11,122
Federal Home Loan Bank advances	2,353	1,678
Other	1,242	8,582
	$24,357	$49,448

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 2.6 million shares at March 31, 2020.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $37.0 million and $29.7 million for the three months ended March 31, 2020 and 2019, respectively.

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

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. At March 31, 2020, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 14.5 million, of which 12.4 million were unvested.

At March 31, 2020, there was unrecognized compensation cost for deferred awards of approximately $580.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Profit Sharing Plan

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the Plan. We may match certain associate contributions or make additional contributions to the Plan at our discretion. Our contributions to profit sharing, included in compensation and benefits in the consolidated statements of operations, were $3.5 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2020 and December 31, 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $475.5 million and $391.6 million, respectively.

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

At March 31, 2020 and December 31, 2019, Stifel Bancorp had outstanding commitments to originate loans aggregating $883.5 million and $384.5 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2020, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2020 and December 31, 2019, Stifel Bancorp had outstanding letters of credit totaling $33.4 million and $38.3 million, respectively. A majority of the standby letters of credit commitments at March 31, 2020, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2020 and December 31, 2019, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $1.4 billion and $1.5 billion, respectively.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies. Upon the adoption of the new accounting standard, we recorded a reserve for unfunded commitments of $20.4 million, which is included in accounts payable and accrued expenses in the consolidated statements of financial condition. At March 31, 2020, the expected credit losses for unfunded lending commitments was $18.2 million.

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

Information concerning operations in these segments of business for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenues: (1)
Global Wealth Management	$582,956	$510,610
Institutional Group	332,238	261,286
Other	(2,160)	(1,476)
	$913,034	$770,420
Income/(loss) before income taxes:
Global Wealth Management	$194,167	$194,490
Institutional Group	41,740	32,204
Other	(120,801)	(88,885)
	$115,106	$137,809

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2020 or 2019.

The following table presents our company’s total assets on a segment basis at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Global Wealth Management	$22,071,309	$20,675,580
Institutional Group	3,566,205	3,668,723
Other	258,492	265,922
	$25,896,006	$24,610,225

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$860,132	$741,230
United Kingdom	37,738	26,390
Other	15,164	2,800
	$913,034	$770,420

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income applicable to Stifel Financial Corp.	$86,589	$99,207
Preferred dividends	4,844	2,344
Net income available to common shareholders	$81,745	$96,863
Shares for basic and diluted calculation:
Average shares used in basic computation	71,286	71,700
Dilutive effect of stock options and units (1)	5,333	7,510
Average shares used in diluted computation	76,619	79,210
Earnings per common share:
Basic	$1.15	$1.35
Diluted	$1.07	$1.22

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three months ended March 31, 2020 and 2019, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2020, we declared and paid cash dividends of $0.17 per common share. During the three months ended March 31, 2019, we declared and paid cash dividends of $0.15 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended March 31, 2020, we repurchased $56.2 million, or 1.1 million shares, using existing Board authorizations at an average price of $49.74 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2019, we repurchased $53.9 million, or 1.0 million shares, using existing Board authorizations at an average price of $53.25 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the three months ended March 31, 2020, we issued 1.3 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $250.8 million at March 31, 2020. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2020 and 2019. In addition, our direct investment interest in these entities is insignificant at March 31, 2020.

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

NOTE 26 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any subsequent events that would have required adjustment to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, objectives and results, and also may include the Company’s belief regarding the effect of various legal proceedings, management expectations, liquidity and funding sources, counterparty credit risk, or other similar matters. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses and results of operations and financial condition may constitute forward-looking statements. These statements are subject to the risk that the actual effects may differ, possibly materially from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable, and in many cases, beyond the Company’s control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on its customers, third-parties, and the Company.

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “External Factors Impacting Our Business” and “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated in subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

Because of these and other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events, unless it is obligated to do so under federal securities laws.

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

Our ability to attract and retain highly skilled and productive associates is critical to the success of our business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled associates who are motivated and committed to providing the highest quality of service and guidance to our clients.

COVID-19 Pandemic

In the first quarter of 2020, the World Health Organization declared the outbreak of a novel strand of the coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain  securities and causing significant volatility and disruptions in the financial, energy and commodity markets. These measures have also negatively impacted, and could continue to negatively impact businesses, market participants, our counterparties and clients, and the U.S. and/or global economy for a prolonged period of time.

To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Among other measures, the CARES Act created funding for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act.

On April 9, 2020, the Board of Governors of the Federal Reserve System (“Federal Reserve”) took additional steps to bolster the economy by providing additional funding sources for small and midsized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic. Additionally, the Federal Reserve has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets.

In response to the pandemic, we have implemented protocols and processes to help protect our associates and clients. These measures include:

•

Operating our businesses from remote locations, leveraging our business continuity plans and capabilities that include having the majority of associates work from home, and other associates operating using pre-planned contingency strategies for critical site based operations. These capabilities have allowed us to continue to service our clients.

•	Providing support to our associates during the pandemic through expanded access to wellness and healthcare remotely.
•	Participating in the CARES Act and Federal Reserve lending programs for businesses, including the SBA PPP, and continuing to provide access to the important financial services to our clients.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment, and reviewed fair values of financial instruments that are carried at fair value. Based upon our review as of March 31, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications.

Results for the three months ended March 31, 2020

For the three months ended March 31, 2020, net revenues increased 18.5% to $913.0 million from $770.4 million during the comparable period in 2019. Net income available to common shareholders decreased 15.6% to $81.7 million, or $1.07 per diluted common share for the three months ended March 31, 2020, compared to $96.9 million, or $1.22 per diluted common share during the comparable period in 2019.

Net revenues, compared with the first quarter of 2019, reflected significantly higher brokerage revenues, increased capital raising revenues, and asset management and service fees, partially offset by lower advisory fee revenues and net interest income. Net revenues, compared with the fourth quarter of 2019, reflected significantly lower advisory fee revenues and a decline in capital raising revenues, partially offset by an increase in brokerage revenues, asset management and service fees, and net interest income.

Net income available to common shareholders, compared with the first quarter of 2019, was negatively impacted by the increase in the provision for loan losses primarily attributable to the adoption of the expected credit loss standard on January 1, 2020, higher compensation costs as we continued to invest in our franchise during the pandemic, and higher volume-related costs, partially offset by the growth in net revenues as previously discussed.

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

The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy will deepen, and our results of operations and financial condition in future quarters will be adversely affected.

Towards the end of the first quarter of 2020 and into the second quarter of 2020, the pandemic impacted each of our business segments and such impact will likely be greater in future quarters if current conditions persist or worsen (e.g., decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, market volatility and reduced investment banking advisory activity). The impact of the pandemic has resulted in significant decreases in the valuation of loans and commitments, investments and certain classes of trading assets, an increase in the allowance for credit losses, reduced net interest income, and reduced investment banking advisory fees. At the same time, increased revenues that we have realized for certain products related to high levels of client trading activity may not be replicated in future quarters. For more information on the factors impacting our business as a result of the pandemic, see “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q.

Effective January 1, 2020, we adopted the new accounting standard on current expected credit losses (“CECL”), under which the allowance is measured based on management’s best estimate of lifetime expected credit losses. Upon adoption of the new accounting standard, we recorded a $10.4 million, or a 10.7% increase to the allowance for credit losses. In addition, during the first quarter of 2020 we built $16.2 million of net loan loss reserves, reflecting the impact of changes in our company’s economic outlook on estimated lifetime losses under the CECL standard due to the COVID-19 pandemic.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2020, the NASDAQ, S&P 500, and Dow Jones Industrial Average closed 14.2%, 20.0%, and 24.9% lower than their December 31, 2019 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$211,098	$155,449	35.8	23.1%	20.2%
Principal transactions	138,666	104,032	33.3	15.2	13.5
Brokerage revenues	349,764	259,481	34.8	38.3	33.7
Investment banking	179,468	161,840	10.9	19.7	21.0
Asset management and service fees	237,775	195,267	21.8	26.0	25.3
Interest	161,177	191,071	(15.6)	17.7	24.8
Other income	9,207	12,209	(24.6)	1.0	1.6
Total revenues	937,391	819,868	14.3	102.7	106.4
Interest expense	24,357	49,448	(50.7)	2.7	6.4
Net revenues	913,034	770,420	18.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	577,179	458,114	26.0	63.2	59.5
Occupancy and equipment rental	66,073	58,862	12.3	7.2	7.6
Communication and office supplies	41,124	35,697	15.2	4.5	4.6
Commissions and floor brokerage	14,842	10,956	35.5	1.6	1.4
Provision for loan losses	18,978	2,283	731.3	2.1	0.3
Other operating expenses	79,732	66,699	19.5	8.8	8.7
Total non-interest expenses	797,928	632,611	26.1	87.4	82.1
Income before income taxes	115,106	137,809	(16.5)	12.6	17.9
Provision for income taxes	28,517	38,370	(25.7)	3.1	5.0
Net Income	86,589	99,439	(12.9)	9.5	12.9
Net income applicable to non-controlling interests	—	232	n/m	—	0.0
Net income applicable to Stifel Financial Corp.	86,589	99,207	(12.7)	9.5	12.9
Preferred dividends	4,844	2,344	106.7	0.5	0.3
Net income available to common shareholders	$81,745	$96,863	(15.6)	9.0%	12.6%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Net revenues:
Commissions	$211,098	$155,449	35.8
Principal transactions	138,666	104,032	33.3
Brokerage revenues	349,764	259,481	34.8
Advisory fees	76,072	104,890	(27.5)
Capital raising	103,396	56,950	81.6
Investment banking	179,468	161,840	10.9
Asset management and service fees	237,775	195,267	21.8
Net interest	136,820	141,623	(3.4)
Other income	9,207	12,209	(24.6)
Total net revenues	$913,034	$770,420	18.5

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2020, commission revenues increased 35.8% to $211.1 million from $155.4 million in the comparable period in 2019. The increase is primarily attributable to higher trading volumes due to market volatility as a result of the risks from the COVID-19 pandemic as clients reacted to the significant decline in near-term global economic activity.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended March 31, 2020, principal transactions revenues increased 33.3% to $138.7 million from $104.0 million in the comparable period in 2019. The increase is primarily attributable to strong client engagement and volatility in the markets. The increase was partially offset by declines in credit products, notably in municipal securities, which were negatively impacted by market dislocation.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2020, investment banking revenues increased 10.9% to $179.5 million from $161.8 million in the comparable period in 2019.

Advisory fee revenues decreased 27.5% to $76.1 million for the three months ended March 31, 2020 from $104.9 million in the comparable period in 2019. The decrease in Advisory fees revenues reflected a decrease in industry-wide completed mergers and acquisitions transactions. During the first quarter of 2020, investment banking activity was negatively impacted by the economic uncertainty related to the COVID-19 pandemic.

Capital raising revenues increased 81.6% to $103.4 million for the three months ended March 31, 2020 from $57.0 million in the comparable period in 2019. For the three months ended March 31, 2020, equity capital raising revenues increased 97.6% to $64.8 million from $32.8 million in the comparable period in 2019. The increase in equity capital raising revenues is primarily attributable to an increase in deals compared to the prior year. Equity capital raising revenues in the first quarter of 2019 were negatively impacted by the government shut-down. For the three months ended March 31, 2020, fixed income capital raising revenues increased 59.8% to $38.6 million from $24.2 million in the comparable period in 2019. Fixed income capital raising revenues increased from a year ago as clients accessed the market to benefit from the lower rate environment and to raise additional liquidity in March.

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

For the three months ended March 31, 2020, asset management and service fee revenues increased 21.8% to $237.8 million from $195.3 million in the comparable period in 2019. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended March 31, 2020, other income decreased 24.6% to $9.2 million from $12.2 million during the comparable period in 2019. The decrease is primarily attributable to greater investment losses over the comparable period in 2019, partially offset by a gain recognized on the sale of Ziegler Capital Management, LLC. Other income primarily includes investment gains and losses, rental income, and loan originations fees.

NET INTEREST INCOME

The following table presents average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$931,765	$3,678	1.58%	$1,124,929	$7,828	2.78%
Financial instruments owned	1,076,633	4,574	1.70%	1,277,361	6,313	1.98%
Margin balances	1,231,725	10,131	3.29%	1,258,490	13,440	4.27%
Investment portfolio	6,387,804	48,137	3.01%	7,234,946	65,466	3.62%
Loans	10,359,833	95,120	3.67%	8,981,679	93,224	4.15%
Other interest-bearing assets	607,833	(463)	(0.30%)	736,297	4,800	2.61%
Total interest-earning assets/interest income	$20,595,593	$161,177	3.13%	$20,613,702	$191,071	3.71%
Interest-bearing liabilities:
Short-term borrowings	$91,269	$200	0.87%	$68,220	$529	3.10%
Stock loan	424,553	(2,931)	(2.76%)	484,133	2,629	2.17%
Senior notes (Stifel Financial)	1,017,099	11,193	4.40%	1,016,116	11,122	4.38%
Stifel Capital Trusts	60,000	559	3.73%	60,000	808	5.39%
Deposits	15,377,859	9,569	0.25%	15,282,257	28,066	0.73%
FHLB	590,549	2,353	1.59%	461,433	1,678	1.45%
Other interest-bearing liabilities	1,143,541	3,414	1.19%	1,044,125	4,616	1.77%
Total interest-bearing liabilities/interest expense	$18,704,870	24,357	0.52%	$18,416,284	49,448	1.07%
Net interest income/margin		$136,820	2.66%		$141,623	2.75%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2020, net interest income decreased to $136.8 million from $141.6 million during the comparable period in 2019.

For the three months ended March 31, 2020, interest revenue decreased 15.6% to $161.2 million from $191.1 million in the comparable period in 2019, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $17.3 billion during the three months ended March 31, 2020 compared to $17.0 billion during the comparable period in 2019 at average interest rates of 3.36% and 3.87%, respectively.

For the three months ended March 31, 2020, interest expense decreased 50.7% to $24.4 million from $49.4 million during the comparable period in 2019. The decrease is primarily attributable to lower interest rates.

Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$577,179	$458,114	26.0
Occupancy and equipment rental	66,073	58,862	12.3
Communications and office supplies	41,124	35,697	15.2
Commissions and floor brokerage	14,842	10,956	35.5
Provision for loan losses	18,978	2,283	731.3
Other operating expenses	79,732	66,699	19.5
Total non-interest expenses	$797,928	$632,611	26.1

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

For the three months ended March 31, 2020, compensation and benefits expense increased 26.0% to $577.2 million from $458.1 million during the comparable period in 2019.

Compensation and benefits expense as a percentage of net revenues was 63.2% for the three months ended March 31, 2020, compared to 59.5% for the three months ended March 31, 2019. The increase in compensation and benefits expenses is primarily attributable to higher volume and revenue-related expense and investments in our franchise.

Occupancy and equipment rental – For the three months ended March 31, 2020, occupancy and equipment rental expense increased 12.3% to $66.1 million from $58.9 million during the comparable period in 2019. The increase is primarily attributable to an increase in data processing costs and higher rent expense as a result of an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2020, communications and office supplies expense increased 15.2% to $41.1 million from $35.7 million during the comparable period in 2019. The increase is primarily attributable to higher communication and quote equipment expenses and shipping costs.

Commissions and floor brokerage – For the three months ended March 31, 2020, commissions and floor brokerage expense increased 35.5% to $14.8 million from $11.0 million during the comparable period in 2019. The increase is primarily attributable to an increase in brokerage trading volumes.

Provision for loan losses – For the three months ended March 31, 2020, provision for loan losses increased 731.3% to $19.0 million from $2.3 million during the comparable period in 2019. The provision for loan losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2020, other operating expenses increased 19.5% to $79.7 million from $66.7 million during the comparable period in 2019. The increase is primarily attributable to net provisions for regulatory matters, higher investment banking gross-up costs, which is attributable to an increase in investment banking revenues, professional fees, and subscription costs, partially offset by decreases in travel costs and conference expenses.

Provision for income taxes – For the three months ended March 31, 2020, our provision for income taxes was $28.5 million, representing an effective tax rate of 24.8%, compared to $38.4 million for the comparable period in 2019, representing an effective tax rate of 27.9%. The effective income tax rate was primarily impacted by tax benefits on the settlement of employee share-based awards and the establishment of a valuation allowance on certain deferred tax assets in the first quarter of 2020.

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

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$136,897	$109,927	24.5	23.5%	21.5%
Principal transactions	42,982	43,267	(0.7)	7.4	8.5
Brokerage revenues	179,879	153,194	17.4	30.9	30.0
Asset management and service fees	237,760	195,253	21.8	40.8	38.2
Investment banking	10,333	8,223	25.7	1.8	1.6
Interest	156,150	179,582	(13.0)	26.8	35.2
Other income	16,302	8,645	88.6	2.7	1.7
Total revenues	600,424	544,897	10.2	103.0	106.7
Interest expense	17,468	34,287	(49.1)	3.0	6.7
Net revenues	582,956	510,610	14.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	298,370	247,473	20.6	51.2	48.5
Occupancy and equipment rental	30,252	28,437	6.4	5.2	5.6
Communication and office supplies	15,320	14,493	5.7	2.6	2.8
Commissions and floor brokerage	5,250	4,797	9.4	0.9	0.9
Provision for loan losses	18,978	2,283	731.3	3.3	0.4
Other operating expenses	20,619	18,637	10.6	3.5	3.7
Total non-interest expenses	388,789	316,120	23.0	66.7	61.9
Income before income taxes	$194,167	$194,490	(0.2)	33.3%	38.1%

	March 31,
	2020	2019
Branch offices	384	371
Financial advisors	2,130	2,061
Independent contractors	94	99
Total financial advisors	2,224	2,160

NET REVENUES

For the three months ended March 31, 2020, Global Wealth Management net revenues increased 14.2% to $583.0 million from $510.6 million for the comparable period in 2019. The increase in net revenues over the comparable period in 2019 is primarily attributable to the growth in asset management and service fee revenues and higher commission revenues, partially offset by a decrease in net interest income.

Commissions – For the three months ended March 31, 2020, commission revenues increased 24.5% to $136.9 million from $109.9 million in the comparable period in 2019.

Principal transactions – For the three months ended March 31, 2020, principal transactions revenues decreased 0.7% to $43.0 million from $43.3 million in the comparable period in 2019.

Brokerage revenues - For the three months ended March 31, 2020, brokerage revenues increased 17.4% to $179.9 million from $153.2 million in the comparable period in 2019.

Brokerage revenues were impacted by higher trading volumes due to market volatility as a result of the risks from the COVID-19 pandemic as clients reacted to the significant decline in near-term global economic activity.

Asset management and service fees – For the three months ended March 31, 2020, asset management and service fees increased 21.8% to $237.8 million from $195.3 million in the comparable period in 2019. Asset management revenues increased from a year ago reflecting higher asset levels and strong fee-based asset flows as fees from private client investment portfolios and institutional fees are typically based on asset values at the end of the prior period.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	3/31/20	3/31/19	% Change	12/31/19	% Change
Client assets	$276,627,000	$299,993,000	(7.8)	$329,495,000	(16.0)
Fee-based client assets	$93,633,000	$99,579,000	(6.0)	$117,189,000	(20.1)
Number of client accounts	1,031,000	993,000	3.8	1,020,000	1.1
Number of fee-based client accounts	237,000	214,000	10.7	229,000	3.5

The value of our client assets and fee-based assets were impacted by macroeconomic concerns resulting from the challenging operating environment leading to decreased global equity prices, wider credit spreads, and uncertainty in the economic outlook.  In addition, asset balances were reduced by $9.0 billion as a result of the sale of Ziegler Capital Management LLC during the first quarter of 2020.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 25.7% to $10.3 million for the three months ended March 31, 2020 from $8.2 million during the comparable period in 2019. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2020, interest revenue decreased 13.0% to $156.2 million from $179.6 million in the comparable period in 2019. The decrease is primarily due lower interest rates. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended March 31, 2020, other income increased 88.6% to $16.3 million from $8.6 million in the comparable period in 2019. The increase is primarily attributable to a gain recognized on the sale of Ziegler Capital Management, LLC, partially offset by greater investment losses over the comparable period in 2019.

Interest expense – For the three months ended March 31, 2020, interest expense decreased 49.1% to $17.5 million from $34.3 million during the comparable period in 2019. The decrease in interest expense is primarily attributable to lower interest rates.

NET INTEREST INCOME – STIFEL BANCORP

The following table present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$445,987	$1,225	1.10%	$732,621	$4,554	2.49%
U.S. government agencies	3,863	21	2.17	—	—	—
State and municipal securities (tax-exempt) (1)	18,424	98	2.13	50,148	299	2.38
Mortgage-backed securities	1,094,197	5,964	2.18	1,531,393	9,012	2.35
Corporate fixed income securities	732,826	5,050	2.76	954,501	7,174	3.01
Asset-backed securities	4,538,494	37,004	3.26	4,698,904	48,981	4.17
Federal Home Loan Bank ("FHLB") and other capital stock	59,649	599	4.02	52,260	1,104	8.45
Loans (2)
Securities-based loans	2,063,781	16,463	3.19	1,799,483	19,106	4.25
Commercial and industrial	3,560,337	37,976	4.27	3,419,829	40,831	4.78
Residential real estate	3,416,067	25,307	2.96	2,927,882	22,478	3.07
Commercial real estate	445,025	5,806	5.22	336,535	4,709	5.60
Home equity lines of credit	54,340	588	4.33	41,681	521	5.00
Construction and land	416,455	4,716	4.53	152,234	2,123	5.58
Other	29,289	275	3.75	125,044	1,628	5.21
Loans held for sale	374,539	3,989	4.26	178,991	1,828	4.09
Total interest-earning assets (3)	$17,253,273	$145,081	3.36%	$17,001,506	$164,348	3.87%
Cash and due from banks	15,573			23,021
Other non interest-earning assets	292,103			350,252
Total assets	$17,560,949			$17,374,779
Liabilities and stockholder's equity:
Deposits:
Money market	$13,729,080	$3,429	0.10%	$13,101,539	$16,529	0.50%
Time deposits	449,862	2,637	2.35	1,476,973	8,498	2.30
Demand deposits	1,148,628	3,325	1.16	602,102	2,408	1.60
Savings	50,289	178	1.41	101,643	631	2.48
FHLB advances	590,549	2,353	1.59	461,433	1,678	1.45
Other borrowings	1,578	28	7.09	1,747	40	9.16
Total interest-bearing liabilities (3)	15,969,986	11,950	0.30%	15,745,437	29,784	0.76%
Non-interest-bearing liabilities	206,365			166,875
Other non-interest bearing liabilities	103,987			191,550
Total liabilities	16,280,338			16,103,862
Stockholder's equity	1,280,611			1,270,917
Total liabilities and stockholder's equity	$17,560,949			$17,374,779
Net interest income/spread		$133,131	3.06%		$134,564	3.11%
Net interest margin			3.09%			3.17%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2020 compared to the three month period ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(1,372)	$(1,957)	$(3,329)
U.S. government agencies	11	10	21
State and municipal securities (tax-exempt) (1)	(172)	(29)	(201)
Mortgage-backed securities	(2,421)	(627)	(3,048)
Corporate fixed income securities	(1,564)	(560)	(2,124)
Asset-backed securities	(1,622)	(10,355)	(11,977)
FHLB and other capital stock	186	(691)	(505)
Loans
Securities-based loans	3,813	(6,456)	(2,643)
Commercial and industrial	1,794	(4,649)	(2,855)
Residential real estate	3,582	(753)	2,829
Commercial real estate	1,388	(291)	1,097
Home equity lines of credit	120	(53)	67
Construction and land	2,908	(315)	2,593
Other	(991)	(362)	(1,353)
Loans held for sale	2,077	84	2,161
	$7,737	$(27,004)	$(19,267)
Interest expense:
Deposits:
Money market	$1,832	$(14,932)	$(13,100)
Time deposits	(6,026)	165	(5,861)
Demand deposits	4,780	(3,863)	917
Savings	(244)	(209)	(453)
FHLB advances	503	172	675
Other borrowings	(4)	(8)	(12)
	$841	$(18,675)	$(17,834)

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

For the three months ended March 31, 2020, interest revenue of $145.1 million was generated from average interest-earning assets of $17.3 billion at an average interest rate of 3.36%. Interest revenue of $164.3 million for the comparable period in 2019 was generated from average interest-earning assets of $17.0 billion at an average interest rate of 3.87%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2020 was $16.0 billion at an average interest rate of 0.30%. The average balance of interest-bearing liabilities for the comparable period in 2019 was $15.7 billion at an average interest rate of 0.76%.

Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

See “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2020, Global Wealth Management non-interest expenses increased 23.0% to $388.8 million from $316.1 million for the comparable period in 2019.

Compensation and benefits – For the three months ended March 31, 2020, compensation and benefits expense increased 20.6% to $298.4 million from $247.5 million during the comparable period in 2019. The increase is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 51.2% for the three months ended March 31, 2020, compared to 48.5% for the comparable period in 2019.

Occupancy and equipment rental – For the three months ended March 31, 2020, occupancy and equipment rental expense increased 6.4% to $30.3 million from $28.4 million during the comparable period in 2019. The increase is primarily attributable to an increase in data processing costs and rent expense over the comparable period in 2019.

Communications and office supplies – For the three months ended March 31, 2020, communications and office supplies expense increased 5.7% to $15.3 million from $14.5 million during the comparable period in 2019. The increase is primarily attributable to an increase in shipping costs and higher communication and quote equipment expenses.

Commissions and floor brokerage – For the three months ended March 31, 2020, commissions and floor brokerage expense increased 9.4% to $5.3 million from $4.8 million during the comparable period in 2019. The increase is primarily attributable to higher trading and clearing expenses.

Provision for loan losses – For the three months ended March 31, 2020, provision for loan losses increased 731.3% to $19.0 million from $2.3 million during the comparable period in 2019. The provision for loan losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – For the three months ended March 31, 2020, other operating expenses increased 10.6% to $20.6 million from $18.6 million during the comparable period in 2019. The increase in other operating expenses from the comparable period in 2019 is primarily attributable to increases in settlement costs and professional fees, partially offset by a decrease in travel expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2020, income before income taxes decreased 0.2% to $194.2 million from $194.5 million during the comparable period in 2019.

For the three months ended March 31, 2020, profit margins (income before income taxes as a percent of net revenues) have decreased to 33.3% from 38.1% during the comparable period in 2019.

Results of Operations – Institutional Group

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$74,198	$45,522	63.0	22.3%	17.4%
Principal transactions	95,685	60,765	57.5	28.8	23.3
Brokerage revenues	169,883	106,287	59.8	51.1	40.7
Advisory fees	76,053	104,895	(27.5)	22.9	40.2
Capital raising	93,082	48,722	91.0	28.0	18.6
Investment banking	169,135	153,617	10.1	50.9	58.8
Interest	5,013	5,873	(14.6)	1.5	2.2
Other income	(7,470)	1,569	(576.1)	(2.2)	0.6
Total revenues	336,561	267,346	25.9	101.3	102.3
Interest expense	4,323	6,060	(28.7)	1.3	2.3
Net revenues	332,238	261,286	27.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	205,988	159,411	29.2	62.0	61.0
Occupancy and equipment rental	16,690	12,366	35.0	5.0	4.7
Communication and office supplies	21,304	17,814	19.6	6.4	6.8
Commissions and floor brokerage	9,592	6,159	55.7	2.9	2.4
Other operating expenses	36,924	33,332	10.8	11.1	12.8
Total non-interest expenses	290,498	229,082	26.8	87.4	87.7
Income before income taxes	$41,740	$32,204	29.6	12.6%	12.3%

NET REVENUES

For the three months ended March 31, 2020, Institutional Group net revenues increased 27.2% to $332.2 million from $261.3 million for the comparable period in 2019.

The increase in net revenues from the comparable period in 2019 was primarily attributable to an increase in capital raising revenues and equity and fixed income brokerage revenues, partially offset by a decrease in advisory fees.

Commissions – For the three months ended March 31, 2020, commission revenues increased 63.0% to $74.2 million from $45.5 million in the comparable period in 2019.

Principal transactions – For the three months ended March 31, 2020, principal transactions revenues increased 57.5% to $95.7 million from $60.8 million in the comparable period in 2019.

Brokerage revenues – For the three months ended March 31, 2020, institutional brokerage revenues increased 59.8% to $169.9 million from $106.3 million in the comparable period in 2019.

Brokerage revenues were impacted by higher trading volumes due to market volatility as a result of the risks from the COVID-19 pandemic as clients reacted to the significant decline in near-term global economic activity. In addition, brokerage revenues were negatively impacted by the continued migration from active to passive management strategies.

For the three months ended March 31, 2020, fixed income institutional brokerage revenues increased 47.9% to $99.7 million from $67.4 million in the comparable period in 2019. The increase is primarily attributable to strong client engagement and volatility in the markets. The increase was partially offset by declines in credit products, notably in municipal securities, which were negatively impacted by market dislocation.

For the three months ended March 31, 2020, equity institutional brokerage revenues increased 80.5% to $70.2 million from $38.9 million during the comparable period in 2019. The increase is primarily attributable to higher trading volumes due to market volatility, partially offset by a continued migration from active to passive management strategies.

Investment banking – For the three months ended March 31, 2020, investment banking revenues increased 10.1% to $169.1 million from $153.6 million during the comparable period in 2019. The increase is primarily attributable to an increase in fixed income and equity capital raising revenues, partially offset by a decrease in advisory fees.

For the three months ended March 31, 2020, advisory fee revenues decreased 27.5% to $76.1 million from $104.9 million in the comparable period in 2019. The decrease in advisory fees reflected a decrease in industry-wide completed mergers and acquisitions transactions. During the first quarter of 2020, investment banking activity was negatively impacted by the economic uncertainty related to the COVID-19 pandemic.

For the three months ended March 31, 2020, capital raising revenues increased 91.0% to $93.1 million from $48.7 million in the comparable period in 2019.

For the three months ended March 31, 2020, equity capital raising revenues increased 116.1% to $60.2 million from $27.9 million during the comparable period in 2019. The increase in equity capital raising revenues increase is primarily attributable to an increase in deals compared to the prior year. Equity capital raising revenues in the first quarter of 2019 were negatively impacted by the government shut-down.

For the three months ended March 31, 2020, fixed income capital raising revenues increased 57.6% to $32.9 million from $20.9 million during the comparable period in 2019. The increase is primarily attributable to an increase in the municipal bond origination business. Fixed income capital raising revenues increased from a year ago as clients accessed the market to benefit from the lower rate environment and to raise additional liquidity.

Interest – For the three months ended March 31, 2020, interest decreased 14.6% to $5.0 million from $5.9 million in the comparable period in 2019. The decrease is primarily attributable to lower interest rates and lower inventory levels during the first quarter of 2020.

Other income – For the three months ended March 31, 2020, other income decreased 576.1% to a loss of $7.5 million from $1.6 million in the comparable period in 2019. The decrease is primarily attributable to investment losses in the first quarter of 2020.

Interest expense – For the three months ended March 31, 2020, interest expense decreased 28.7% to $4.3 million from $6.1 million in the comparable period in 2019. The decrease is primarily attributable to lower interest rates and a decrease in inventory levels from the comparative period in 2019.

NON-INTEREST EXPENSES

For the three months ended March 31, 2020, Institutional Group non-interest expenses increased 26.8% to $290.5 million from $229.1 million for the comparable period in 2019.

Compensation and benefits – For the three months ended March 31, 2020, compensation and benefits expense increased 29.2% to $206.0 million from $159.4 million during the comparable period in 2019.

Compensation and benefits expense as a percentage of net revenues was 62.0% for the three months ended March 31, 2020, compared to 61.0% for comparable period in 2019.

Occupancy and equipment rental – For the three months ended March 31, 2020, occupancy and equipment rental expense increased 35.0% to $16.7 million from $12.4 million during the comparable period in 2019. The increase is primarily attributable to higher rent expense.

Communications and office supplies – For the three months ended March 31, 2020, communications and office supplies expense increased 19.6% to $21.3 million from $17.8 million during the comparable period in 2019. The increase is primarily attributable to higher communication and quote equipment expenses.

Commissions and floor brokerage – For the three months ended March 31, 2020, commissions and floor brokerage expense increased 55.7% to $9.6 million from $6.2 million during the comparable period in 2019. The increase is primarily attributable to higher volumes from the comparable period in 2019.

Other operating expenses – For the three months ended March 31, 2020, other operating expenses increased 10.8% to $36.9 million from $33.3 million during the comparable period in 2019. The increase is primarily attributable to an increase in settlement and legal costs, higher investment banking gross-up costs, which is attributable to an increase in investment banking revenues, professional fees, and dues and assessments, partially offset by a decrease in conference and travel costs.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2020, income before income taxes for the Institutional Group segment increased 29.6% to $41.7 million from $32.2 million during the comparable period in 2019.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 12.6% for the three months ended March 31, 2020 from 12.3% during the comparable period in 2019 as a result of higher revenues, partially offset by an increase in expenses.

Results of Operations – Other Segment

Three months Ended March 31, 2020 Compared with Three months Ended March 31, 2019

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Net revenues	$(2,160)	$(1,476)	(46.3)
Non-interest expenses:
Compensation and benefits	72,821	51,231	42.1
Other operating expenses	45,820	36,178	26.7
Total non-interest expenses	118,641	87,409	35.7
Loss before income taxes	$(120,801)	$(88,885)	35.9%

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

	Three Months Ended March 31,
	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$6,427	$3,932	63.5
Other operating expenses	6,905	4,258	62.2
Total non-interest expenses	$13,332	$8,190	62.8%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended March 31,
	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$66,394	$47,299	40.4
Other operating expenses	38,915	31,920	21.9
Total non-interest expenses	$105,309	$79,219	32.9%
Non-interest expenses for the three months ended March 31, 2020 increased 32.9% from the comparable period in 2019. The increase consisted of a 40.4% increase in compensation and benefits and a 21.9% increase in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2020, our total assets increased 5.2% to $25.9 billion from $24.6 billion at December 31, 2019. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2020, our liabilities were comprised primarily of deposits of $16.9 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.0 billion, Federal Home Loan Bank advances of $250.0 million, payables to customers of $946.4 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.0 billion, accrued employee compensation of $264.6 million, and trust preferred securities of $60.0 million. To meet our obligations to clients and operating needs, we had $1.4 billion in cash and cash equivalents at March 31, 2020. We also had highly liquid assets consisting of available-for-sale securities of $3.4 billion, held-to-maturity securities of $3.1 billion, client brokerage receivables of $1.5 billion, and financial instruments of $0.9 billion.

Cash Flow

Cash, cash equivalents, and restricted cash increased $240.3 million to $1.4 billion at March 31, 2020, from $1.1 billion at December 31, 2019. Operating activities used cash of $5.7 million. Investing activities used cash of $1.1 billion due to investment securities purchases, the growth of the loan portfolio, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the proceeds received from the sale of ZCM. Financing activities provided cash of $1.4 billion principally due to an increase in bank deposits and proceeds from borrowings, partially offset by a decrease in securities loaned, share repurchases, and dividends paid on our common and preferred stock.

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

As of March 31, 2020, we had $25.9 billion in assets, $9.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2020	December 31, 2019	Average Conversion
Cash and cash equivalents	$1,382,920	$1,142,596
Receivables from brokers, dealers, and clearing organizations	704,394	627,790	5 days
Securities purchased under agreements to resell	458,968	385,008	1 day
Financial instruments owned at fair value	922,077	963,606	3 days
Available-for-sale securities at fair value	3,366,090	3,254,737	3 days
Held-to-maturity securities at amortized cost	3,085,824	2,856,219	4 days
Investments	29,324	49,980	10 days
Total cash and assets readily convertible to cash	$9,949,597	$9,279,936

As of March 31, 2020 and December 31, 2019, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2020		December 31, 2019
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$234,262	$—	$98,250	$—
Financial instruments owned at fair value	475,528	696,246	391,634	391,634
Investment portfolio (AFS & HTM)	—	1,859,331	—	1,617,688
	$709,790	$2,555,577	$489,884	$2,009,322

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In January 2020, the Board of Directors approved the increase of an additional 4.9 million shares, bringing the authorized share repurchase amount to 10.0 million shares. At March 31, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements, and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions, and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 50.

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

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, respond to acquisition opportunities, expand our recruiting efforts, or respond to other unanticipated liquidity requirements. We primarily rely on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies and repurchase our shares. Net capital rules, restrictions under our borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

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

At March 31, 2020, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2020, available cash and highly liquid investments comprised approximately 22% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.4 billion of cash and cash equivalents at March 31, 2020, compared to $1.1 billion at December 31, 2019. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.4 billion in available-for-sale investment securities at March 31, 2020, compared to $3.3 billion at December 31, 2019. As of March 31, 2020, the weighted-average life of the investment securities portfolio was approximately 1.0 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2020, we had $16.9 billion in deposits compared to $15.3 billion at December 31, 2019. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at March 31, 2020, totaled $835.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the three months ended March 31, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2020, borrowings on our uncommitted secured lines of credit of $198.0 million, included in borrowings in the consolidated statements of financial condition, were collateralized by company-owned securities valued at $220.7 million.

The Federal Home Loan advances of $250.0 million as of March 31, 2020 are floating-rate advances. The weighted average interest rates during the three months ended March 31, 2020 on these advances is 1.59%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Unsecured borrowings – On March 5, 2019, we amended our existing Credit Agreement, which now expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to LIBOR plus 1.75%, as defined.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At March 31, 2020, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2020 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $250.0 million at variable rates of interest. At March 31, 2020, we had no advances on the Stifel Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.1 billion at March 31, 2020 and $59.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2020, outstanding FHLB advances were $250.0 million. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Fed’s discount window at March 31, 2020. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $15.6 billion at March 31, 2020.

Public Offering of Senior Notes – On July 15, 2014, we completed an underwritten registered public offering of $300.0 million in aggregate principal amount of 4.250% senior notes due July 2024 (the “2014 Notes”). Interest on the 2014 Notes is payable semi-annually in arrears. We may redeem the 2014 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2014, we received a BBB- rating on the 2014 Notes.

On December 1, 2015, we completed an underwritten registered public offering of $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “December 2015 Notes”). Interest on the December 2015 Notes is payable semi-annually in arrears. We may redeem the December 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In December 2015, we received a BBB- rating on the 2015 Notes.

On July 11, 2016, we completed an underwritten registered public offering of an additional $200.0 million in aggregate principal amount of the Company’s 2014 Notes. The 2014 Notes mature in July 2024 and bear interest at 4.250%, payable semi-annually in arrears in January and July.

On October 4, 2017, we completed an underwritten registered public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears on January 15, April 15, July 15, and October 15. On or after October 15, 2022, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option. In October 2017, we received a BBB- rating on the 2017 Notes.

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

Use of Capital Resources

We have paid $40.6 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2020. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2020, and the years ended December 31, 2021,

2022, 2023, 2024, and thereafter are $89.2 million, $90.2 million, $80.0 million, $70.7 million, $58.6 million, and $149.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At March 31, 2020, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 14.5 million, of which 12.4 million were unvested. At March 31, 2020, there was unrecognized compensation cost for deferred awards of approximately $580.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2020, and the years ended December 31, 2021, 2022, 2023, 2024, and thereafter are $116.0 million, $137.3 million, $123.6 million, $91.8 million, $64.2 million, and $47.5 million, respectively. These estimates could change if our forfeitures change from historical levels.

During the three months ended March 31, 2020, we repurchased $56.2 million, or 1.1 million shares, using existing Board authorizations at an average price of $49.74.

Net Capital Requirements – We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse effect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiaries, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company Delaware, N.A., are also subject to various regulatory capital requirements administered by the federal banking agencies. Our broker-dealer subsidiaries, our bank subsidiaries, and Stifel Trust have consistently operated in excess of their capital adequacy requirements. Our Canadian subsidiary, Stifel Nicolaus Canada Inc. (“SNC”), is subject to the regulatory supervision and requirements of IIROC.

At March 31, 2020, Stifel had net capital of $418.9 million, which was 25.7% of aggregate debit items and $386.3 million in excess of its minimum required net capital. At March 31, 2020, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2020, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2020, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At March 31, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For more information, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q. Except as noted below under Allowance for Credit Losses, there have not been any material updates to our critical accounting policies and estimates as disclosed in the MD&A of the Company's Annual Report on Form 10-K.

Allowance for Credit Losses

On January 1, 2020, we adopted the new accounting standard that requires the measurement of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

We regularly review the loan portfolio and have established an allowance for loan losses for inherent losses estimated to have occurred in the loan portfolio through a provision for loan losses charged to income. For loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors such as historical loss experience derived from proxy data, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. The life of the loan for closed-ended products is based on the contractual maturity of the loan adjusted for any expected prepayments. The contractual maturity includes any extension options that are at the sole discretion of the borrower. For open-ended products (e.g., lines of credit), the expected credit loss is determined based on the maximum repayment term associated with future draws from credit lines.

In its loss forecasting framework, we incorporate forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads and long-term interest rate forecasts. As any one economic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends.

Also included in the allowance for loan losses are qualitative reserves to cover losses that are expected but, in our company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio. In addition, while we have incorporated our estimated impact of COVID-19 into our allowance for credit losses, the ultimate impact of COVID-19 is still unknown, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.

As described above, the process to determine the allowance for credit losses requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the allowance for credit losses. Our process for determining the allowance for credit losses is further discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We have been affected, and expect to continue to be affected, by market stress resulting from the COVID-19 pandemic that began in the first quarter of 2020. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 50.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2020, and the daily VaR at March 31, 2020 and December 31, 2019 (in thousands):

	Three Months Ended March 31, 2020			VAR Calculation at
	High	Low	Daily Average	March 31, 2020	December 31, 2019
Daily VaR	$7,399	$1,616	$2,795	$5,301	$2,162

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

The following table illustrates the estimated change in net interest margin at March 31, 2020, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	15.4%
+100	7.9
0	—
-100	(21.4)
-200	(25.8)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2020 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$7,293,944	$364,829	$2,139,030	$965,754
Securities	4,964,891	325,850	857,845	444,307
Interest-bearing cash	946,991	—	—	—
	$13,205,826	$690,679	$2,996,875	$1,410,061
Interest-bearing liabilities:
Transaction accounts and savings	$16,409,984	$—	$—	$—
Certificates of deposit	129,815	51,074	46,289	—
Borrowings	—	250,000	—	—
	$16,539,799	$301,074	$46,289	$—
GAP	(3,333,973)	389,605	2,950,586	1,410,061
Cumulative GAP	$(3,333,973)	$(2,944,368)	$6,218	$1,416,279

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion, and the fair value of the collateral that had been sold or repledged was $475.5 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 2, Part I and “Legal Proceedings” in Item 1, Part II of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiaries are subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the FCA in the United Kingdom. Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the IIROC. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2020 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2020.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10‑Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2019. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2019, except for the following update:

Our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The coronavirus disease (COVID-19) pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy will deepen, and our results of operations and financial condition in future quarters will be adversely affected.

Towards the end of the first quarter of 2020 and into the second quarter of 2020, the pandemic impacted each of our business segments and such impact will likely be greater in future quarters if current conditions persist or worsen (e.g., decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, market volatility and reduced investment banking advisory activity). This resulted in significant decreases in the valuation of loans and commitments, investments and certain classes of trading assets, an increase in the allowance for credit losses, reduced net interest income, and reduced investment banking advisory fees. At the same time, increased revenues that we have realized for certain products related to high levels of client trading activity may not be replicated in future quarters.

Until the impact of the pandemic subsides, we expect to experience reduced client activity and demand for our products and services and higher credit and valuation losses in our loan, commitment and investment portfolios.  We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on capital and liquidity and possible reductions in our regulatory capital and liquidity ratios, as well as a higher cost of capital, and possible changes or downgrades to our credit ratings. In addition, the sharp decline in interest rates will further decrease interest margins in our lending businesses. A continued slowdown of commercial activity would cause overall investment banking revenues to decline and the decline in assets under management and client balances will also further reduce asset management and service revenues.

Operationally, although we have initiated a remote working protocol and restricted business travel of our workforce, if significant portions of our associates, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, the impact of the pandemic on our businesses could be exacerbated. In addition, cybersecurity and operational risks may be heightened as a result of work-from-home arrangements.

Our business is dependent on the willingness and ability of our customers to conduct financial transactions. The continued spread of COVID-19, or another highly infectious or contagious disease, have caused and may continue to cause severe disruptions in such activities, as well as other aspects of conducting our business. These effects include restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors. We often recruit skilled professionals and new clients by visiting their offices or having them visit our offices. Consequently, travel restrictions or other disruptions that prevent us from meeting with professional prospects or potential new clients have adversely impacted and may continue to adversely impact our ability to recruit such professional prospects or engage potential new clients.

While the COVID-19 pandemic negatively impacted our results of operations in the first quarter of 2020 and is likely to continue to do so, the extent to which it, and the related global economic crisis, affect our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our customers, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.  Even after the pandemic subsides, it is possible that the U.S. and other major economies will continue to experience a prolonged recession, which we expect would materially and adversely affect our businesses, results of operations and financial condition.

We have grown our asset management business in recent years, which has increased the risks associated with this business relative to our overall operations. The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our Private Client Group segment, as well as AUM in our asset management business. Therefore, in periods of declining market values, the values of fee-based accounts and AUM could resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers, or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus further impact our business and financial condition.

Continued market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower securities prices in times of market volatility, which would result in lower brokerage revenues, including losses on trading inventory. The fair values of certain of our investments have been and may continue to be negatively impacted, resulting in unrealized or realized losses on such investments.

We effect certain client securities transactions on either a cash or margin basis. We are subject to the risk of a further market decline, which could reduce the value of our collateral below the amount of the customers’ indebtedness.  In addition, we offer securities-based lending through Stifel Bancorp. These security-based loans are also subject to the degree of concentrated or restricted positions, or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies, which risks are heightened in an environment characterized by declining economic or market conditions as a result of COVID-19.

We are generally exposed to the risk that third parties that owe us money, securities, or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy securities from and sell securities to clients and counterparties in the normal course of our broker-dealers’ market-making and underwriting businesses, which exposes us to credit risk.  Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who as a group may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19 such as those operating in the hotel, leisure, entertainment and restaurant sector. The deterioration of an individually large exposure due to COVID-19 could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our results of operations, financial condition, regulatory capital, and liquidity.

Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, have had a negative impact on our results, in particular on our net interest income, the difference between the interest earned on interest-earning assets and interest paid on funding sources. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns. These market interest rate declines will negatively affect our results of operations.

Abrupt changes in market and general economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability and cause volatility in our results of operations.

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of general economic conditions and financial market activity.

Our investment banking revenue, in the form of advisory services and underwriting, is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces our investment banking revenues. Reduced expectations of United States economic growth or a decline in the global economic outlook could cause financial market activity to decrease and negatively affect our investment banking revenues.

In addition to the business risks set forth in the previous risk factors, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, including, among other things, challenges to global trade or travel due to the continued spread of COVID-19 and any widening of the effect of the pandemic associated therewith, political and financial uncertainty in the United States and the European Union, renewed concern about the U.S. and other major economies, the reduction in business activity leading to a decrease in global demand for oil and natural gas and the resulting historically low prices for these commodities and complications involving terrorism and armed conflicts around the world. In particular, as it relates to COVID-19 and the associated pandemic, the extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2020. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 - 31, 2020	—	$—	—	10,000,000
February 1 - 29, 2020	130,000	61.81	130,000	9,870,000
March 1 - 31, 2020	999,000	48.17	999,000	8,871,000
	1,129,000	$49.74	1,129,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In January 2020, the Board of Directors approved the increase of an additional 4.9 million shares, bringing the authorized share repurchase amount to 10.0 million shares. At March 31, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million.

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

101 104

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (vi) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

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

Date:  May 7, 2020