Form 10-Q
period 2020-06-30
STIFEL FINANCIAL CORP
filed 2020-08-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - August 3, 2020
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	68,558,107
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF-PA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2020	December 31, 2019
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$1,791,755	$1,142,596
Cash segregated for regulatory purposes	111,017	131,374
Receivables:
Brokerage clients, net	1,033,823	1,351,786
Brokers, dealers, and clearing organizations	583,458	627,790
Securities purchased under agreements to resell	446,766	385,008
Financial instruments owned, at fair value	846,218	972,932
Available-for-sale securities, at fair value	3,172,489	3,254,737
Held-to-maturity securities, at amortized cost	3,085,790	2,856,219
Loans:
Held for investment, net	10,448,313	9,624,042
Held for sale, at lower of cost or market	474,899	389,693
Investments, at fair value	95,407	79,972
Fixed assets, net	839,984	1,107,928
Goodwill	1,180,702	1,194,074
Intangible assets, net	149,841	161,773
Loans and advances to financial advisors and other employees, net	543,279	525,332
Deferred tax assets, net	101,072	104,380
Other assets	719,412	700,589
Total assets	$25,624,225	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	June 30, 2020	December 31, 2019
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$982,450	$740,444
Brokers, dealers, and clearing organizations	298,911	712,291
Drafts	90,321	119,758
Securities sold under agreements to repurchase	219,888	391,634
Bank deposits	16,302,821	15,332,581
Financial instruments sold, but not yet purchased, at fair value	598,322	662,852
Accrued compensation	375,862	507,009
Accounts payable and accrued expenses	1,076,686	1,146,856
Federal Home Loan Bank advances	323,000	250,000
Senior notes	1,411,904	1,017,010
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	21,740,165	20,940,435

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 21,400 and 12,400 shares, respectively	535,000	310,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 74,441,171 and 74,441,113 shares, respectively	11,166	11,166
Additional paid-in-capital	1,853,191	1,909,286
Retained earnings	1,818,335	1,715,704
Accumulated other comprehensive loss	(16,022)	(11,705)
Treasury stock, at cost, 5,870,821 and 6,113,084 shares, respectively	(317,610)	(319,660)
Total Stifel Financial Corp. shareholders’ equity	3,884,060	3,614,791
Non-controlling interests	—	54,999
Total equity	3,884,060	3,669,790
Total liabilities and equity	$25,624,225	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Commissions	$177,028	$164,981	$388,126	$320,430
Principal transactions	166,017	96,464	304,683	200,496
Investment banking	217,035	179,617	396,503	341,457
Asset management and service fees	198,939	211,171	436,714	406,438
Interest	128,368	187,940	289,545	379,011
Other income	21,514	13,505	30,721	25,714
Total revenues	908,901	853,678	1,846,292	1,673,546
Interest expense	13,084	52,891	37,441	102,339
Net revenues	895,817	800,787	1,808,851	1,571,207
Non-interest expenses:
Compensation and benefits	547,174	466,861	1,124,353	924,975
Occupancy and equipment rental	66,264	61,055	132,337	119,917
Communications and office supplies	43,046	35,069	84,170	70,766
Commissions and floor brokerage	15,177	11,008	30,019	21,964
Provision for credit losses	19,210	2,353	35,278	4,636
Other operating expenses	61,986	76,459	144,628	143,158
Total non-interest expenses	752,857	652,805	1,550,785	1,285,416
Income from operations before income tax expense	142,960	147,982	258,066	285,791
Provision for income taxes	35,073	38,225	63,590	76,595
Net income	107,887	109,757	194,476	209,196
Net income applicable to non-controlling interests	—	672	—	904
Net income applicable to Stifel Financial Corp.	107,887	109,085	194,476	208,292
Preferred dividends	4,843	5,288	9,687	7,632
Net income available to common shareholders	$103,044	$103,797	$184,789	$200,660

Earnings per common share:
Basic	$1.46	$1.43	$2.61	$2.74
Diluted	$1.39	$1.31	$2.44	$2.53

Cash dividends declared per common share	$0.17	$0.15	$0.34	$0.30

Weighted-average number of common shares outstanding:
Basic	70,527	72,519	70,905	73,180
Diluted	74,387	79,079	75,651	79,160

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income	$107,887	$109,757	$194,476	$209,196
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains on available-for-sale securities (2)	76,571	16,284	3,344	42,084
Changes in unrealized gains/(losses) on cash flow hedging instruments (3)	4,023	(1,957)	2,317	(3,783)
Foreign currency translation adjustment	(156)	(3,301)	(9,978)	(1,133)
Total other comprehensive income/(loss), net of tax	80,438	11,026	(4,317)	37,168
Comprehensive income	188,325	120,783	190,159	246,364
Net income attributable to non-controlling interest	—	672	—	904
Comprehensive income applicable to Stifel Financial Corp.	$188,325	$120,111	$190,159	$245,460

(1)

Net of tax expense of $26.1 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively. Net of tax benefit of $1.4 million and tax expense of $13.7 million for the six months ended June 30, 2020 and 2019, respectively.

(2)

Net of reclassifications to earnings of realized gains of $0.2 million for the three months ended June 30, 2020. Net of reclassifications to earnings of realized losses of $0.3 million for the six months ended June 30, 2020. Net of reclassifications to earnings of realized losses of $0.2 million for the three and six months ended June 30, 2019.

(3)

Amounts are net of reclassifications to earnings of gains of $0.2 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. Reclassifications to earnings were immaterial for the six months ended June 30, 2020. Net of reclassifications to earnings of gains of $2.3 million for the six months ended June 30, 2019.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
($ in thousands, except per share amounts)	2020	2019
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$310,000	$310,000
Issuance of preferred stock	225,000	—
Balance, end of period	535,000	310,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	11,166
Issuance of common stock	—	—
Balance, end of period	11,166	11,166
Additional paid-in-capital:
Balance, beginning of period	1,837,950	1,826,604
Unit amortization, net of forfeitures	26,817	26,771
Distributions under employee plans	(4,416)	14,101
Issuance of preferred stock	(7,020)	(306)
Other	(140)	39
Balance, end of period	1,853,191	1,867,209
Retained earnings:
Balance, beginning of period	1,728,911	1,443,658
Net income	107,887	109,757
Dividends declared:
Common	(14,022)	(12,733)
Preferred	(4,843)	(5,288)
Distributions under employee plans	(794)	(18,319)
Cumulative adjustments for accounting changes (1)	—	(4,050)
Other	1,196	(323)
Balance, end of period	1,818,335	1,512,702
Accumulated other comprehensive loss:
Balance, beginning of period	(96,460)	(46,381)
Unrealized gains on securities, net of tax	76,571	16,284
Unrealized gains/(losses) on cash flow hedging activities, net of tax	4,023	(1,957)
Foreign currency translation adjustment, net of tax	(156)	(3,301)
Balance, end of period	(16,022)	(35,355)
Treasury stock, at cost:
Balance, beginning of period	(321,241)	(168,424)
Common stock issued under employee plans	3,988	2,925
Common stock repurchased	(357)	(71,097)
Balance, end of period	(317,610)	(236,596)
Total Stifel Financial Corp. Shareholders' Equity	3,884,060	3,429,126
Non-controlling interests:
Balance, beginning of period	—	56,574
Net income applicable to non-controlling interests	—	672
Distributions to non-controlling interest holders	—	(950)
Balance, end of period	—	56,296
Total Shareholders' Equity	$3,884,060	$3,485,422

(1)    Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2020 and 2019. See Note 2 to the consolidated financial statements for further information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
($ in thousands, except per share amounts)	2020	2019
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$310,000	$150,000
Issuance of preferred stock	225,000	160,000
Balance, end of period	535,000	310,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	11,166
Issuance of common stock	—	—
Balance, end of period	11,166	11,166
Additional paid-in-capital:
Balance, beginning of period	1,909,286	1,893,304
Unit amortization, net of forfeitures	60,616	60,088
Distributions under employee plans	(109,986)	(81,194)
Issuance of preferred stock	(7,020)	(5,012)
Dividends declared to equity-award holders	350	—
Other	(55)	23
Balance, end of period	1,853,191	1,867,209
Retained earnings:
Balance, beginning of period	1,715,704	1,366,503
Net income	194,476	209,196
Dividends declared:
Common	(28,938)	(25,677)
Preferred	(9,687)	(7,632)
Distributions under employee plans	(47,511)	(18,292)
Cumulative adjustments for accounting changes (1)	(7,772)	(10,809)
Other	2,063	(587)
Balance, end of period	1,818,335	1,512,702
Accumulated other comprehensive loss:
Balance, beginning of period	(11,705)	(72,523)
Unrealized gains on securities, net of tax	3,344	42,084
Unrealized gains/(losses) on cash flow hedging activities, net of tax	2,317	(3,783)
Foreign currency translation adjustment, net of tax	(9,978)	(1,133)
Balance, end of period	(16,022)	(35,355)
Treasury stock, at cost:
Balance, beginning of period	(319,660)	(180,857)
Common stock issued under employee plans	58,567	69,227
Common stock repurchased	(56,517)	(124,966)
Balance, end of period	(317,610)	(236,596)
Total Stifel Financial Corp. Shareholders' Equity	3,884,060	3,429,126
Non-controlling interests:
Balance, beginning of period	54,999	30,000
Net income applicable to non-controlling interests	—	904
Capital contributions from non-controlling interest holders	—	26,800
Distributions to non-controlling interest holders	—	(1,408)
Deconsolidation of non-controlling interest	(54,999)	—
Balance, end of period	—	56,296
Total Shareholders' Equity	$3,884,060	$3,485,422
(1)	Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2020 and 2019. See Note 2 to the consolidated financial statements for further information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$194,476	$209,196
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	19,235	20,410
Amortization of loans and advances to financial advisors and other employees	51,663	45,266
Amortization of premium on investment portfolio	11,119	15,083
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	36,142	4,838
Amortization of intangible assets	9,760	7,140
Deferred income taxes	2,756	511
Stock-based compensation	55,223	54,443
(Gains)/losses on sale of investments	27,758	(14,484)
Other, net	(8,203)	(25,671)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	317,963	(145,463)
Brokers, dealers, and clearing organizations	44,332	(250,609)
Securities purchased under agreements to resell	(61,758)	103,328
Financial instruments owned, including those pledged	126,714	(52,227)
Loans originated as held for sale	(1,200,104)	(702,007)
Proceeds from mortgages held for sale	1,149,623	759,773
Loans and advances to financial advisors and other employees	(70,474)	(107,932)
Other assets	54,522	(48,951)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	242,006	(49,014)
Brokers, dealers, and clearing organizations	66,753	94,795
Drafts	(29,437)	(11,503)
Financial instruments sold, but not yet purchased	(64,530)	8,982
Other liabilities and accrued expenses	(75,538)	(226,315)
Net cash provided by/(used in) operating activities	$900,001	$(310,411)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2020	2019
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, sales, calls, and maturities of available-for-sale securities	$681,961	$410,311
Calls and principal paydowns of held-to-maturity securities	155,461	256,404
Sale or maturity of investments	2,252	694
Disposition of business	37,000	—
Increase in loans held for investment, net	(875,299)	(454,048)
Payments for:
Purchase of fixed assets	(58,959)	(101,683)
Purchase of available-for-sale securities	(601,660)	(500)
Purchase of held-to-maturity securities	(384,700)	—
Purchase of investments	(12,900)	—
Acquisitions, net of cash received	(280)	(28,236)
Net cash (used in)/provided by investing activities	(1,057,124)	82,942
Cash Flows From Financing Activities:
Repayments of borrowings, net	—	(62,810)
Proceeds from/(repayments of) Federal Home Loan Bank advances, net	73,000	(290,000)
Payment of contingent consideration	(21,741)	(6,925)
(Decrease)/increase in securities sold under agreements to repurchase	(171,746)	202,579
Increase/(decrease) in bank deposits, net	970,240	(962,552)
(Decrease)/increase in securities loaned	(480,133)	100,086
Tax payments related to shares withheld for stock-based compensation plans	(69,574)	(28,992)
Proceeds from preferred stock issuance, net	217,980	154,988
Procceds from issuance of senior notes, net	394,314	—
Proceeds from non-controlling interests	—	26,800
Repurchase of common stock	(56,517)	(124,966)
Cash dividends on preferred stock	(9,688)	(7,632)
Cash dividends paid to common stock and equity-award holders	(23,131)	(21,352)
Cash paid to employees upon settlement of equity awards	(27,101)	—
Other	—	(1,407)
Net cash provided by/(used in) financing activities	795,903	(1,022,183)
Effect of exchange rate changes on cash	(9,978)	(1,134)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	628,802	(1,250,786)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	1,273,970	2,069,374
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,902,772	$818,588
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$19,528	$84,806
Cash paid for interest	47,650	103,112
Noncash financing activities:
Unit grants, net of forfeitures	113,268	102,519

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,791,755	$1,142,596
Cash segregated for regulatory purposes	111,017	131,374
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,902,772	$1,273,970

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

During the six months ended June 30, 2020, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments − Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)” on January 1, 2020. This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (CECL) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL replaces the loss model currently applicable to bank loans, held-to-maturity securities, and other receivables carried at amortized cost. These credit loss policy updates are applied prospectively in our consolidated financial statements from January 1, 2020.

Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Allowance for Credit Losses

The allowance for credit losses includes both the allowance for loan losses and the reserve for unfunded lending commitments and represents management’s estimate of the expected credit losses in our company’s loan portfolio. The expected credit losses on our loan portfolio are referred to as the allowance for loan losses and are reported separately as a contra-asset to loans on the consolidated statement of financial condition. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses. The provision for loan losses related to the loan portfolio in the consolidated statement of operations and the provision for unfunded lending commitments are reported in the consolidated statement of operations in provision for credit losses.

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

In our loss forecasting framework, we incorporate forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads and long-term interest rate forecasts. As any one economic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. The reserve for unfunded lending commitments is estimated using the same scenarios, models, and economic data as the loan portfolio.

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

Available-for-Sale and Held-to-Maturity Securities

We evaluate each available-for-sale security where the value has declined below amortized cost. If our company intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. For available-for-sale debt securities our company intends to hold, we evaluate the debt securities for expected credit losses except for debt securities that are guaranteed by the U.S. Treasury or U.S. government agencies where we apply a zero credit loss assumption. For the remaining available-for-sale debt securities, we consider qualitative parameters such as internal and external credit ratings and the value of underlying collateral. If an available-for-sale debt security fails any of the qualitative parameters, a discounted cash flow analysis is used by our company to determine if a portion of the unrealized loss is a result of a credit loss. Any credit losses determined are recognized as an increase to the allowance for credit losses through provision expense recorded in the consolidated statement of operations in provision for credit losses. Cash flows expected to be collected are estimated using all relevant information available such as, remaining payment terms, prepayment speeds, the financial condition of the issuer, expected defaults and the value of the underlying collateral. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated other comprehensive income. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the allowance recorded is limited to the difference between the amortized cost and the fair value of the asset. We separately evaluate our held-to-maturity debt securities for any credit losses. We perform a discounted cash flow analysis to estimate any credit losses which are then recognized as part of the allowance for credit losses. For available-for-sale and held-to-maturity debt securities, we have established a nonaccrual policy that results in timely write-off of accrued interest. See Note 6 for more information.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2020 and December 31, 2019, included (in thousands):

	June 30, 2020	December 31, 2019
Receivables from clearing organizations	$361,708	$471,122
Deposits paid for securities borrowed	177,470	135,373
Securities failed to deliver	44,280	21,295
	$583,458	$627,790

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2020 and December 31, 2019, included (in thousands):

	June 30, 2020	December 31, 2019
Deposits received from securities loaned	$128,200	$608,333
Securities failed to receive	94,108	78,702
Payable to clearing organizations	76,603	25,256
	$298,911	$712,291

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

ARS are primarily valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs. ARS are primarily reported as Level 3 assets. Private company investments are primarily valued based upon internally developed models. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity, and their long-term nature. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. Private company investments are primarily reported as Level 3 assets.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$51,541	$—	$25,734	$—
Mutual funds	5,698	—	7,875	—
Private equity funds	1,697	1,203	2,288	1,203
Partnership interests	3,289	895	3,058	953
Total	$62,225	$2,098	$38,955	$2,156

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, are presented below (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$27,722	$27,722	$—	$—
U.S. government agency securities	122,160	—	122,160	—
Mortgage-backed securities:
Agency	222,722	—	222,722	—
Non-agency	1,510	—	1,510	—
Asset-backed securities	7,843	—	7,668	175
Corporate securities:
Fixed income securities	232,618	2,062	230,556	—
Equity securities	78,510	57,221	21,289	—
Sovereign debt	19,976	—	19,976	—
State and municipal securities	123,546	—	123,546	—
Loans	9,611	—	—	9,611
Total financial instruments owned	846,218	87,005	749,427	9,786
Available-for-sale securities:
U.S. government agency securities	5,146	—	5,146	—
State and municipal securities	2,461	—	2,461	—
Mortgage-backed securities:
Agency	770,729	—	770,729	—
Commercial	105,447	—	105,447	—
Non-agency	6,923	—	6,923	—
Corporate fixed income securities	557,969	—	557,969	—
Asset-backed securities	1,723,814	—	1,723,814	—
Total available-for-sale securities	3,172,489	—	3,172,489	—
Investments:
Corporate equity securities	21,586	20,526	—	1,060
Auction rate securities:
Equity securities	12,621	—	—	12,621
Municipal securities	183	—	—	183
Other	50,333	9,293	6,039	35,001
Investments in funds and partnerships measured at NAV	10,684
Total investments	95,407	29,819	6,039	48,865
Cash equivalents measured at NAV	51,541
	$4,165,655	$116,824	$3,927,955	$58,651

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$208,591	$208,591	$—	$—
U.S. government agency securities	28,361	—	28,361	—
Agency mortgage-backed securities	114,673	—	114,673	—
Asset-backed securities	675	—	675	—
Corporate securities:
Fixed income securities	197,111	188	196,923	—
Equity securities	26,680	26,680	—	—
Sovereign debt	22,231	—	22,231	—
Total financial instruments sold, but not yet purchased	$598,322	$235,459	$362,863	$—
Derivative contracts (1)	1,805	—	1,805	—
	$600,127	$235,459	$364,668	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, are presented below (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,266	$9,266	$—	$—
U.S. government agency securities	66,881	—	66,881	—
Mortgage-backed securities:
Agency	388,856	—	388,856	—
Non-agency	5,155	—	5,155	—
Asset-backed securities	28,385	—	28,210	175
Corporate securities:
Fixed income securities	250,783	872	249,911	—
Equity securities	64,009	61,579	2,430	—
Sovereign debt	12,403	—	12,403	—
State and municipal securities	137,211	—	137,211	—
Loans	9,983	—	832	9,151
Total financial instruments owned	972,932	71,717	891,889	9,326
Available-for-sale securities:
U.S. government agency securities	5,067	—	5,067	—
State and municipal securities	24,297	—	24,297	—
Mortgage-backed securities:
Agency	837,878	—	837,878	—
Commercial	109,537	—	109,537	—
Non-agency	9,758	—	9,758	—
Corporate fixed income securities	675,311	—	675,311	—
Asset-backed securities	1,592,889	—	1,592,889	—
Total available-for-sale securities	3,254,737	—	3,254,737	—
Investments:
Corporate equity securities	35,083	34,023	—	1,060
Auction rate securities:
Equity securities	14,243	—	—	14,243
Municipal securities	654	—	470	184
Other	16,771	9,905	6,013	853
Investments in funds and partnerships measured at NAV	13,221
Total investments	79,972	43,928	6,483	16,340
Cash equivalents measured at NAV	25,734
Derivative contracts (1)	1,086	—	1,086	—
	$4,334,461	$115,645	$4,154,195	$25,666

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$243,570	$243,570	$—	$—
U.S. government agency securities	1,000	—	1,000	—
Agency mortgage-backed securities	231,909	—	231,909	—
Corporate securities:
Fixed income securities	140,100	633	139,467	—
Equity securities	32,047	32,047	—	—
Sovereign debt	13,271	—	13,271	—
Loans	955	—	—	955
Total financial instruments sold, but not yet purchased	$662,852	$276,250	$385,647	$955

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020
	Financial instruments owned		Investments
	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at March 31, 2020	$175	$10,259	$1,060	$14,243	$183	$833
Unrealized losses	—	(786)	—	(1,622)	—	(478)
Purchases	—	139	—	—	—	—
Sales	—	(1)	—	—	—	—
Transfers into Level 3	—	—	—	—	—	34,646
Net change	—	(648)	—	(1,622)	—	34,168
Balance at June 30, 2020	$175	$9,611	$1,060	$12,621	$183	$35,001

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2020 (in thousands):

	Six Months Ended June 30, 2020
	Financial instruments owned		Investments
	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2019	$175	$9,151	$1,060	$14,243	$184	$853
Unrealized losses	—	(3,613)	—	(1,622)	(1)	(478)
Purchases	—	7,081	—	—	—	—
Sales	—	(3,005)	—	—	—	(20)
Redemptions	—	(3)	—	—	—	—
Transfers into Level 3	—	—	—	—	—	34,646
Net change	—	460	—	(1,622)	(1)	34,148
Balance at June 30, 2020	$175	$9,611	$1,060	$12,621	$183	$35,001

The change in fair value associated with Level 3 financial instruments sold, but not yet purchased during the six months ended June 30, 2020 is attributable to purchases, partially offset by unrealized losses and sales.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2020, relating to Level 3 assets still held at June 30, 2020, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2020 and December 31, 2019, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,791,755	$1,791,755	$1,142,596	$1,142,596
Cash segregated for regulatory purposes	111,017	111,017	131,374	131,374
Securities purchased under agreements to resell	446,766	446,766	385,008	385,008
Financial instruments owned	846,218	846,218	972,932	972,932
Available-for-sale securities	3,172,489	3,172,489	3,254,737	3,254,737
Held-to-maturity securities	3,085,790	2,951,742	2,856,219	2,827,883
Bank loans	10,448,313	10,516,540	9,624,042	9,801,986
Loans held for sale	474,899	474,899	389,693	389,693
Investments	95,407	95,407	79,972	79,972
Derivative contracts (1)	—	—	1,086	1,086
Financial liabilities:
Securities sold under agreements to repurchase	$219,888	$219,888	$391,634	$391,634
Bank deposits	16,302,821	16,055,206	15,332,581	14,467,894
Financial instruments sold, but not yet purchased	598,322	598,322	662,852	662,852
Federal Home Loan Bank advances	323,000	323,000	250,000	250,000
Senior notes	1,411,904	1,532,955	1,017,010	1,069,425
Debentures to Stifel Financial Capital Trusts	60,000	38,360	60,000	45,847
Derivative contracts (2)	1,805	1,805	—	—

(1)	Included in other assets in the consolidated statements of financial condition.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,740,214	$1,740,214	$—	$—
Cash segregated for regulatory purposes	111,017	111,017	—	—
Securities purchased under agreements to resell	446,766	395,998	50,768	—
Held-to-maturity securities	2,951,742	—	2,811,440	140,302
Bank loans	10,516,540	—	10,516,540	—
Loans held for sale	474,899	—	474,899	—
Financial liabilities:
Securities sold under agreements to repurchase	$219,888	$—	$219,888	$—
Bank deposits	16,055,206	—	16,055,206	—
Federal Home Loan Bank advances	323,000	323,000	—	—
Senior notes	1,532,955	1,532,955	—	—
Debentures to Stifel Financial Capital Trusts	38,360	—	—	38,360

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,116,862	$1,116,862	$—	$—
Cash segregated for regulatory purposes	131,374	131,374	—	—
Securities purchased under agreements to resell	385,008	342,132	42,876	—
Held-to-maturity securities	2,827,883	—	2,666,773	161,110
Bank loans	9,801,986	—	9,801,986	—
Loans held for sale	389,693	—	389,693	—
Financial liabilities:
Securities sold under agreements to repurchase	$391,634	$22,205	$369,429	$—
Bank deposits	14,467,894	—	14,467,894	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Senior notes	1,069,425	1,069,425	—	—
Debentures to Stifel Financial Capital Trusts	45,847	—	—	45,847

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2020 and December 31, 2019.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2020 and December 31, 2019 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2020 and December 31, 2019 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
Financial instruments owned:
U.S. government securities	$27,722	$9,266
U.S. government agency securities	122,160	66,881
Mortgage-backed securities:
Agency	222,722	388,856
Non-agency	1,510	5,155
Asset-backed securities	7,843	28,385
Corporate securities:
Fixed income securities	232,618	250,783
Equity securities	78,510	64,009
Sovereign debt	19,976	12,403
State and municipal securities	123,546	137,211
Loans	9,611	9,983
	$846,218	$972,932
Financial instruments sold, but not yet purchased:
U.S. government securities	$208,591	$243,570
U.S. government agency securities	28,361	1,000
Agency mortgage-backed securities	114,673	231,909
Asset-backed securities	675	—
Corporate securities:
Fixed income securities	197,111	140,100
Equity securities	26,680	32,047
Sovereign debt	22,231	13,271
Loans	—	955
	$598,322	$662,852

At June 30, 2020 and December 31, 2019, financial instruments owned in the amount of $234.0 million and $511.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,037	$109	$—	$5,146
State and municipal securities	2,407	54	—	2,461
Mortgage-backed securities:
Agency	750,381	20,538	(190)	770,729
Commercial	102,341	3,106	—	105,447
Non-agency	6,921	93	(91)	6,923
Corporate fixed income securities	536,928	21,081	(40)	557,969
Asset-backed securities	1,758,273	3,627	(38,086)	1,723,814
	$3,162,288	$48,608	$(38,407)	$3,172,489
Held-to-maturity securities (2)
Asset-backed securities	$3,085,790	$1,502	$(135,550)	$2,951,742

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,028	$39	$—	$5,067
State and municipal securities	24,198	99	—	24,297
Mortgage-backed securities:
Agency	840,659	3,070	(5,851)	837,878
Commercial	109,982	269	(714)	109,537
Non-agency	9,731	50	(23)	9,758
Corporate fixed income securities	664,028	11,283	—	675,311
Asset-backed securities	1,600,415	679	(8,205)	1,592,889
	$3,254,041	$15,489	$(14,793)	$3,254,737
Held-to-maturity securities (2)
Asset-backed securities	$2,856,219	$5,960	$(34,296)	$2,827,883

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies. At June 30, 2020, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at June 30, 2020 was $32.9 million and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

For the three and six months ended June 30, 2020, we received proceeds of $203.6 million and $491.9 million, respectively, from the sale of available-for-sale securities, which resulted in a realized gain of $0.2 million and a realized loss of $0.5 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, we received proceeds of $155.3 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.3 million.

During the three months ended June 30, 2020 and June 30, 2019, unrealized gains, net of deferred taxes, of $76.6 million and unrealized gains, net of deferred taxes, of $16.3 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the six months ended June 30, 2020 and June 30, 2019, unrealized gains, net of deferred taxes, of $3.3 million and unrealized gains, net of deferred taxes, of $42.1 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at June 30, 2020 and December 31, 2019 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$46,942	$47,352	$6,861	$6,871
After one year through three years	174,027	176,920	229,184	229,760
After three years through five years	288,460	302,659	422,236	429,909
After five years through ten years	488,368	484,418	409,664	411,680
After ten years	2,164,491	2,161,140	2,186,096	2,176,517
	$3,162,288	$3,172,489	$3,254,041	$3,254,737
Held-to-maturity securities
After five years through ten years	$853,300	$822,035	$598,250	$597,166
After ten years	2,232,490	2,129,707	2,257,969	2,230,717
	$3,085,790	$2,951,742	$2,856,219	$2,827,883

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2020, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$1,915	$3,231	$—	$—	$5,146
State and municipal securities	—	—	2,461	—	2,461
Mortgage-backed securities:
Agency	23	561	753	769,392	770,729
Commercial	—	26,517	—	78,930	105,447
Non-agency	—	6,135	—	788	6,923
Corporate fixed income securities	45,414	443,135	69,420	—	557,969
Asset-backed securities	—	—	411,784	1,312,030	1,723,814
	$47,352	$479,579	$484,418	$2,161,140	$3,172,489
Held-to-maturity securities
Asset-backed securities	$—	$—	$853,300	$2,232,490	$3,085,790

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2020 and December 31, 2019, securities of $249.5 million and $801.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2020 and December 31, 2019, securities of $1.1 billion and $816.1 million, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Mortgage-backed securities:
Agency	$(101)	$5,933	$(89)	$12,619	$(190)	$18,552
Non-agency	—	—	(91)	788	(91)	788
Corporate fixed income securities	(40)	27,658	—	—	(40)	27,658
Asset-backed securities	(22,110)	1,076,645	(15,976)	493,279	(38,086)	1,569,924
	$(22,251)	$1,110,236	$(16,156)	$506,686	$(38,407)	$1,616,922

At June 30, 2020, the amortized cost of 110 securities classified as available for sale exceeded their fair value by $38.4 million, of which $16.2 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2020, was $1.6 billion, which was 51.0% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at June 30, 2020 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$109,469	$2,958,157	$15,500	$2,664	$3,085,790

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

Other. Other loans include consumer and credit card lending.

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2020 and December 31, 2019 (in thousands, except percentages):

	June 30, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
Commercial and industrial	$4,149,307	39.2%	$3,438,953	35.3%
Residential real estate	3,710,657	35.1	3,309,548	33.9
Securities-based loans	1,716,786	16.2	2,098,211	21.5
Commercial real estate	406,788	3.8	428,549	4.4
Construction and land	472,216	4.5	398,839	4.1
Home equity lines of credit	62,699	0.6	51,205	0.5
Other	55,844	0.6	27,311	0.3
Gross bank loans	10,574,297	100.0%	9,752,616	100.0%
Unamortized loan discount, net	(8,184)		(6,588)
Loans in process	(2,920)		(27,717)
Unamortized loan fees, net	941		1,310
Allowance for loan losses	(115,821)		(95,579)
Loans held for investment, net	$10,448,313		$9,624,042

At June 30, 2020 and December 31, 2019, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $21.0 million and $24.5 million, respectively.

At June 30, 2020 and December 31, 2019, we had loans held for sale of $474.9 million and $389.7 million, respectively. For the three months ended June 30, 2020 and 2019, we recognized gains of $10.5 million and $2.3 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2020 and 2019, we recognized gains of $13.0 million and $3.2 million, respectively, from the sale of originated loans, net of fees and costs.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies.

Accrued interest receivable for loans and loans held for sale at June 30, 2020 was $19.9 million and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 (in thousands).

	Three Months Ended June 30, 2020
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$59,962	$5,691	$(150)	$—	$65,503
Residential real estate	19,985	4,058	—	—	24,043
Construction and land	10,953	2,122	—	—	13,075
Commercial real estate	8,165	2,482	—	—	10,647
Securities-based loans	2,915	(1,108)	—	—	1,807
Home equity lines of credit	539	(40)	—	—	499
Other	283	(37)	—	1	247
	$102,802	$13,168	$(150)	$1	$115,821

	Six Months Ended June 30, 2020
	Beginning Balance	CECL Adoption	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$15,646	$(152)	$—	$65,503
Residential real estate	14,253	3,499	6,291	—	—	24,043
Construction and land	4,613	2,674	5,788	—	—	13,075
Commercial real estate	3,564	791	6,292	—	—	10,647
Securities-based loans	2,361	1,346	(1,900)	—	—	1,807
Home equity lines of credit	442	39	17	—	1	499
Other	194	58	12	(18)	1	247
Unallocated	203	(203)	—	—	—	—
	$95,579	$(11,736)	$32,146	$(170)	$2	$115,821

The provision for unfunded lending commitments was $6.0 million and $3.1 million for the three and six months ended June 30, 2020, respectively and are included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2020 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$57,345	$65,503	$12,940	$4,136,367	$4,149,307
Residential real estate	24	24,019	24,043	1,410	3,709,247	3,710,657
Securities-based loans	—	1,807	1,807	—	1,716,786	1,716,786
Commercial real estate	—	10,647	10,647	—	406,788	406,788
Construction and land	—	13,075	13,075	—	472,216	472,216
Home equity lines of credit	—	499	499	—	62,699	62,699
Other	—	247	247	—	55,844	55,844
	$8,182	$107,639	$115,821	$14,350	$10,559,947	$10,574,297

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 (in thousands).

	Three Months Ended June 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,566	$743	$(46)	$—	$69,263
Residential real estate	11,585	457	—	—	12,042
Securities-based loans	2,227	84	—	—	2,311
Commercial real estate	2,421	57	—	—	2,478
Construction and land	1,724	678	—	—	2,402
Home equity lines of credit	372	49	—	—	421
Other	146	40	(8)	1	179
Unallocated	1,131	245	—	—	1,376
	$88,172	$2,353	$(54)	$1	$90,472

	Six Months Ended June 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$954	$(58)	$—	$69,263
Residential real estate	11,228	727	—	87	12,042
Securities-based loans	1,978	333	—	—	2,311
Commercial real estate	1,778	700	—	—	2,478
Construction and land	1,241	1,161	—	—	2,402
Home equity lines of credit	310	110	—	1	421
Other	88	118	(52)	25	179
Unallocated	843	533	—	—	1,376
	$85,833	$4,636	$(110)	$113	$90,472

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

At June 30, 2020, we had $14.4 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at June 30, 2020 was $8.2 million. At December 31, 2019, we had $14.6 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2019 was $8.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2020 and 2019, were insignificant to the consolidated financial statements.

In March 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provided optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs). Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of the coronavirus (COVID-19) pandemic granted to borrowers that were current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. We elected to apply the TDR relief provided by the CARES Act in the second quarter of 2020.

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2020 and December 31, 2019, including the average recorded investment balance for the year to date period presented (in thousands):

	June 30, 2020
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,940	$—	$12,940	$12,940	$8,158	$12,940
Residential real estate	1,410	1,249	161	1,410	24	1,411
Home equity lines of credit	—	—	—	—	—	61
Other	150	—	—	—	—	—
Total	$14,500	$1,249	$13,101	$14,350	$8,182	$14,412

	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,991	$51	$12,940	$12,991	$8,158	$14,172
Residential real estate	1,412	1,412	—	1,412	24	1,231
Home equity lines of credit	184	184	—	184	—	184
Other	150	—	—	—	—	—
Total	$14,737	$1,647	$12,940	$14,587	$8,182	$15,587

The following tables present the aging of the recorded investment in past due loans at June 30, 2020 and December 31, 2019 by portfolio segment (in thousands):

	As of June 30, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$12,940	$12,940	$4,136,367	$4,149,307
Residential real estate	17,714	1,249	18,963	3,691,694	3,710,657
Securities-based loans	—	—	—	1,716,786	1,716,786
Commercial real estate	—	—	—	406,788	406,788
Construction and land	—	—	—	472,216	472,216
Home equity lines of credit	101	—	101	62,598	62,699
Other	—	—	—	55,844	55,844
Total	$17,815	$14,189	$32,004	$10,542,293	$10,574,297

	As of June 30, 2020*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$12,940	$—	$—	$12,940
Residential real estate	—	161	1,249	1,410
Total	$12,940	$161	$1,249	$14,350

*	There were no loans past due 90 days and still accruing interest at June 30, 2020.

	As of December 31, 2019
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$12,940	$12,940	$3,426,013	$3,438,953
Residential real estate	10,476	1,249	11,725	3,297,823	3,309,548
Securities-based loans	—	—	—	2,098,211	2,098,211
Commercial real estate	—	—	—	428,549	428,549
Construction and land	—	—	—	398,839	398,839
Home equity lines of credit	83	184	267	50,938	51,205
Other	5	—	5	27,306	27,311
Total	$10,564	$14,373	$24,937	$9,727,679	$9,752,616

	As of December 31, 2019*
	Non-Accrual	Restructured	Total
Commercial and industrial	$12,940	$—	$12,940
Residential real estate	1,249	163	1,412
Home equity lines of credit	184	—	184
Total	$14,373	$163	$14,536

*	There were no loans past due 90 days and still accruing interest at December 31, 2019.

Credit quality indicators

As of June 30, 2020, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2020 and December 31, 2019, 98.1% and 98.3% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,926,827	$158,513	$51,027	$12,940	$4,149,307
Residential real estate	3,709,274	134	—	1,249	3,710,657
Securities-based loans	1,716,786	—	—	—	1,716,786
Commercial real estate	405,471	1,173	144	—	406,788
Construction and land	438,555	33,661	—	—	472,216
Home equity lines of credit	61,831	868	—	—	62,699
Other	55,844	—	—	—	55,844
Total	$10,314,588	$194,349	$51,171	$14,189	$10,574,297

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,365,800	$48,241	$11,972	$12,940	$3,438,953
Residential real estate	3,307,719	417	1,412	—	3,309,548
Securities-based loans	2,098,211	—	—	—	2,098,211
Commercial real estate	427,963	586	—	—	428,549
Construction and land	398,839	—	—	—	398,839
Home equity lines of credit	51,021	—	184	—	51,205
Other	27,311	—	—	—	27,311
Total	$9,676,864	$49,244	$13,568	$12,940	$9,752,616

	Term Loans Amortized Cost Basis by Origination Year – June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$368,449	$68,674	$2,422,517	$8,699	$21,647	$35,096	$1,001,745	$3,926,827
Special Mention	—	—	156,946	—	—	—	1,567	158,513
Substandard	—	—	41,977	—	—	28	9,022	51,027
Doubtful	—	—	—	12,940	—	—	—	12,940
	$368,449	$68,674	$2,621,440	$21,639	$21,647	$35,124	$1,012,334	$4,149,307
Residential real estate:
Pass	$893,802	$1,037,080	$444,563	$355,418	$324,468	$653,943	$—	$3,709,274
Special Mention	—	—	—	—	—	134	—	134
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	149	—	1,100	—	1,249
	$893,802	$1,037,080	$444,563	$355,567	$324,468	$655,177	$—	$3,710,657
Securities-based loans:
Pass	$15,217	$102,590	$1,614	$140	$300	$22,993	$1,573,932	$1,716,786
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$15,217	$102,590	$1,614	$140	$300	$22,993	$1,573,932	$1,716,786
Commercial real estate:
Pass	$74,126	$154,844	$44,272	$54,879	$19,175	$57,186	$989	$405,471
Special Mention	—	—	—	—	1,173	—	—	1,173
Substandard	—	—	144	—	—	—	—	144
Doubtful	—	—	—	—	—	—	—	—
	$74,126	$154,844	$44,416	$54,879	$20,348	$57,186	$989	$406,788
Construction and land:
Pass	$25,968	$205,501	$123,863	$65,126	$7,484	$1,542	$9,071	$438,555
Special Mention	—	—	33,661	—	—	—	—	33,661
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$25,968	$205,501	$157,524	$65,126	$7,484	$1,542	$9,071	$472,216
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$61,831	$61,831
Special Mention	—	—	—	—	—	—	868	868
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$62,699	$62,699
Other:
Pass	$—	$—	$6	$—	$1,006	$51	$54,781	$55,844
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$6	$—	$1,006	$51	$54,781	$55,844

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2019	Adjustments	Sale of ZCM	June 30, 2020
Goodwill
Global Wealth Management	$344,981	$—	$(9,972)	$335,009
Institutional Group	849,093	(3,400)	—	845,693
	$1,194,074	$(3,400)	$(9,972)	$1,180,702

	December 31, 2019	Adjustments/ Sale of ZCM	Amortization	June 30, 2020
Intangible assets
Global Wealth Management	$53,279	$(1,532)	$(3,382)	$48,365
Institutional Group	108,494	(640)	(6,378)	101,476
	$161,773	$(2,172)	$(9,760)	$149,841

The adjustments to goodwill and intangible assets during the six months ended June 30, 2020 are primarily attributable to the sale of ZCM, and the acquisitions of Mooreland Partners on July 1, 2019 and B&F Capital Markets on September 3, 2019.

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

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$202,720	$79,863	$207,253	$75,987
Trade name	28,659	14,628	28,659	13,649
Core deposits	8,615	3,942	8,615	2,985
Non-compete agreements	9,240	3,418	9,490	2,828
Investment banking backlog	4,045	2,194	4,245	1,787
Acquired technology	840	233	840	93
	$254,119	$104,278	$259,102	$97,329

Amortization expense related to intangible assets was $4.7 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $9.8 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2020, are: customer relationships, 10.2 years; trade name, 9.4 years; core deposits, 3.6 years; non-compete agreements, 6.4 years; investment banking backlog, 8.2 years; and acquired technology, 2.1 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of June 30, 2020, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2020	$9,400
2021	17,769
2022	16,444
2023	14,619
2024	13,917
Thereafter	75,574
$147,723

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

Our uncommitted secured lines of credit at June 30, 2020, totaled $835.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the six months ended June 30, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2020, we had no outstanding balances on our uncommitted secured lines of credit of credit.

The Federal Home Loan advances of $323.0 million as of June 30, 2020 are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2020 was 1.09% and 1.44%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Our committed bank line financing at June 30, 2020, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At June 30, 2020, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2021 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300.0 million at variable rates of interest. At June 30, 2020, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
4.25% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
4.00% senior notes, due 2030 (4)	400,000	—
	1,425,000	1,025,000
Debt issuance costs, net	(13,096)	(7,990)
Senior notes, net	$1,411,904	$1,017,010

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

(3)

In October 2017, we completed the pricing of a registered underwritten public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears. On or after October 15, 2022, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option.

(4)

In May 2020, we sold in a registered underwritten public offering, $400.0 million in aggregate principal amount of 4.00% senior notes due May 2030. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to the greater of a) 100% of their principal amount, or b) discounted present value at Treasury rate plus 50 basis points prior to February 15, 2030, and on or after February 15, 2030, at 100% of their principal amount, and accrued and unpaid interest, if any, to the date of redemption.

Our senior notes mature as follows, based upon contractual terms (in thousands):

2020	$300,000
2021	—
2022	—
2023	—
2024	500,000
Thereafter	625,000
$1,425,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Money market and savings accounts	$15,333,764	$13,530,670
Demand deposits (interest-bearing)	521,265	1,113,296
Demand deposits (non-interest-bearing)	287,251	165,657
Certificates of deposit	160,541	522,958
	$16,302,821	$15,332,581

The weighted-average interest rate on deposits was 0.05% and 0.64% at June 30, 2020 and December 31, 2019, respectively.

Scheduled maturities of certificates of deposit at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Certificates of deposit, less than $100,000:
Within one year	$3,719	$5,305
One to three years	855	360
Three to five years	13	13
	$4,587	$5,678
Certificates of deposit, $100,000 and greater:
Within one year	$106,878	$441,341
One to three years	48,876	68,855
Three to five years	200	7,084
	155,954	517,280
	$160,541	$522,958

At June 30, 2020 and December 31, 2019, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $7.4 million and $6.7 million, respectively. Brokerage customers’ deposits were $15.3 billion and $13.9 billion, respectively.

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

The following table provides the notional values and fair values of our derivative instruments designated as hedging instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Notional Value	Balance Sheet Location	Fair Value
Derivative Liabilities
Cash flow interest rate contracts	$250,000	Accounts payable and accrued expenses	$1,805

	December 31, 2019
	Notional Value	Balance Sheet Location	Fair Value
Derivative Assets
Cash flow interest rate contracts	$250,000	Other assets	$1,086

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt. The swaps have an average remaining life of 0.6 years.

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $1.5 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified From OCI Into Income
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Cash flow interest rate contracts	$(321)	$1,881	$199	$764

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified From OCI Into Income
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash flow interest rate contracts	$(2,335)	$2,806	$(52)	$2,306

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

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2020 and December 31, 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of June 30, 2020:
Securities borrowing (1)	$177,470	$—	$177,470	$(37,123)	$(121,255)	$19,092
Reverse repurchase agreements (2)	446,766	—	446,766	(37,811)	(408,830)	125
	$624,236	$—	$624,236	$(74,934)	$(530,085)	$19,217
As of December 31, 2019:
Securities borrowing (1)	$135,373	$—	$135,373	$(52,319)	$(74,760)	$8,294
Reverse repurchase agreements (2)	385,008	—	385,008	(59,892)	(325,096)	20
Cash flow interest rate contracts	1,086	—	1,086	—	—	1,086
	$521,467	$—	$521,467	$(112,211)	$(399,856)	$9,400

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $447.6 million and $385.3 million at June 30, 2020 and December 31, 2019, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2020 and December 31, 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of June 30, 2020:
Securities lending (3)	$(128,200)	$—	$(128,200)	$37,123	$90,499	$(578)
Repurchase agreements (4)	(219,888)	—	(219,888)	37,811	182,077	—
Cash flow interest rate contracts	(1,805)		(1,805)	—	—	(1,805)
	$(349,893)	$—	$(349,893)	$74,934	$272,576	$(2,383)
As of December 31, 2019:
Securities lending (3)	$(608,333)	$—	$(608,333)	$52,319	$555,782	$(232)
Repurchase agreements (4)	(391,634)	—	(391,634)	59,892	331,742	—
	$(999,967)	$—	$(999,967)	$112,211	$887,524	$(232)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $227.0 million and $407.3 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2020, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of June 30, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $114.6 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2020, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2020, Stifel had net capital of $449.4 million, which was 37.0% of aggregate debit items and $425.2 million in excess of its minimum required net capital. At June 30, 2020, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2020, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At June 30, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

Our company, as a bank holding company, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company, Delaware, N.A. (collectively, “banking subsidiaries”) are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and it’s banking subsidiaries’ financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and its banking subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2020 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$2,071,121	15.3%	$608,484	4.5%	$878,921	6.5%
Tier 1 capital	2,606,121	19.3%	811,312	6.0%	1,081,749	8.0%
Total capital	2,763,535	20.4%	1,081,749	8.0%	1,352,186	10.0%
Tier 1 leverage	2,606,121	11.0%	947,340	4.0%	1,184,175	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,058,401	12.4%	$384,214	4.5%	$554,976	6.5%
Tier 1 capital	1,058,401	12.4%	512,286	6.0%	683,048	8.0%
Total capital	1,188,637	13.9%	683,048	8.0%	853,810	10.0%
Tier 1 leverage	1,058,401	7.2%	591,333	4.0%	739,167	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$196,916	18.8%	$47,121	4.5%	$68,064	6.5%
Tier 1 capital	196,916	18.8%	62,829	6.0%	83,771	8.0%
Total capital	210,783	20.1%	83,771	8.0%	104,714	10.0%
Tier 1 leverage	196,916	7.1%	111,207	4.0%	139,009	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 16 years. At June 30, 2020, operating lease right-of-use assets were $674.1 million and included in fixed assets, net in the consolidated statements of financial condition, and lease liabilities were $712.9 million and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating lease cost	$23,526	$22,814
Short-term lease cost	1,826	389
Variable lease cost	27	28
Sublease income	(996)	(1,213)
Net lease cost	$24,383	$22,018

	Six Months Ended June 30,
	2020	2019
Operating lease cost	$47,921	$45,160
Short-term lease cost	2,302	749
Variable lease cost	42	34
Sublease income	(1,904)	(2,485)
Net lease cost	$48,361	$43,458

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended June 30, 2020 (in thousands):

Operating lease cash flows	$48,015
Weighted-average remaining lease term	11.9 years
Weighted-average discount rate	4.51%

In the table above, the weighted average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

The table below presents information about operating lease liabilities as of June 30, 2020, (in thousands, except percentages).

Remainder of 2020	$44,471
2021	86,038
2022	84,436
2023	83,994
2024	82,808
Thereafter	554,880
Total undiscounted lease payments	936,627
Imputed interest	(223,706)
Total operating lease liabilities	$712,921

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenues from contracts with customers:
Commissions	$177,028	$164,981
Investment banking	217,035	179,617
Asset management and service fees	198,939	211,171
Other	12,312	3,748
Total revenue from contracts with customers	605,314	559,517
Other sources of revenue:
Interest	128,368	187,940
Principal transactions	166,017	96,464
Other	9,202	9,757
Total revenues	$908,901	$853,678

	Six Months Ended June 30,
	2020	2019
Revenues from contracts with customers:
Commissions	$388,126	$320,430
Investment banking	396,503	341,457
Asset management and service fees	436,714	406,438
Other	17,079	7,530
Total revenue from contracts with customers	1,238,422	1,075,855
Other sources of revenue:
Interest	289,545	379,011
Principal transactions	304,683	200,496
Other	13,642	18,184
Total revenues	$1,846,292	$1,673,546

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions (1)	$116,156	$60,875	$(3)	$177,028
Capital raising (1)	8,016	111,181	—	119,197
Advisory fees (1)	—	97,838	—	97,838
Investment banking	8,016	209,019	—	217,035
Asset management	198,921	18	—	198,939
Other	11,568	—	744	12,312
Total	334,661	269,912	741	605,314
Primary Geographic Region:
United States	334,661	202,144	741	537,546
United Kingdom	—	48,331	—	48,331
Other	—	19,437	—	19,437
	$334,661	$269,912	$741	$605,314

	Three Months Ended June 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$120,284	$44,697	$—	$164,981
Capital raising (1)	10,559	86,153	—	96,712
Advisory fees (1)	—	82,905	—	82,905
Investment banking	10,559	169,058	—	179,617
Asset management	211,156	15	—	211,171
Other	3,549	—	199	3,748
Total	345,548	213,770	199	559,517
Primary Geographic Region:
United States	345,548	172,958	199	518,705
United Kingdom	—	39,668	—	39,668
Other	—	1,144	—	1,144
	$345,548	$213,770	$199	$559,517

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Six Months Ended June 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$253,053	$135,073	$—	$388,126
Capital raising (1)	18,330	204,263	—	222,593
Advisory fees (1)	19	173,891	—	173,910
Investment banking	18,349	378,154	—	396,503
Asset management	436,681	33	—	436,714
Other	15,569	—	1,510	17,079
Total	723,652	513,260	1,510	1,238,422
Primary Geographic Region:
United States	723,652	400,187	1,510	1,125,349
United Kingdom	—	79,094	—	79,094
Other	—	33,979	—	33,979
	$723,652	$513,260	$1,510	$1,238,422

	Six Months Ended June 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$230,211	$90,219	$—	$320,430
Capital raising (1)	18,782	134,875	—	153,657
Advisory fees (1)	—	187,800	—	187,800
Investment banking	18,782	322,675	—	341,457
Asset management	406,409	29	—	406,438
Other	6,004	—	1,526	7,530
Total	661,406	412,923	1,526	1,075,855
Primary Geographic Region:
United States	661,406	349,698	1,526	1,012,630
United Kingdom	—	60,771	—	60,771
Other	—	2,454	—	2,454
	$661,406	$412,923	$1,526	$1,075,855

(1)  Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2020.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $148.1 million and $151.3 million at June 30, 2020 and December 31, 2019, respectively. We had no significant impairments related to these receivables during the six months ended June 30, 2020.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2020 and December 31, 2019 was $16.3 million and $11.3 million, respectively.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans held for investment, net	$79,164	$95,881	$174,284	$189,105
Investment securities	41,527	61,716	89,664	127,182
Margin balances	6,364	13,663	16,495	27,103
Financial instruments owned	2,859	6,414	7,433	12,727
Other	(1,546)	10,266	1,669	22,894
	$128,368	$187,940	$289,545	$379,011
Interest expense:
Bank deposits	$2,277	$29,347	$11,846	$57,413
Senior notes	13,073	11,122	24,266	22,244
Federal Home Loan Bank advances	682	2,911	3,035	4,589
Other	(2,948)	9,511	(1,706)	18,093
	$13,084	$52,891	$37,441	$102,339

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 6.5 million shares at June 30, 2020.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $39.3 million and $34.1 million for the three months ended June 30, 2020 and 2019, respectively, and $76.3 million and $63.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2020, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 14.5 million, of which 12.6 million were unvested.

At June 30, 2020, there was unrecognized compensation cost for deferred awards of approximately $553.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Additionally, the Plan allows Stifel’s financial advisors who achieve certain levels of production the option to defer a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors will defer 5% of their gross commissions. The mandatory deferral is split between company restricted stock units and debentures. They have the option to defer an additional 1% of gross commissions into company stock units.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.6 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively and $7.1 million and $6.4 million for the six months ended June 30, 2020 and 2019, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2020 and December 31, 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $219.9 million and $391.6 million, respectively.

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

At June 30, 2020 and December 31, 2019, Stifel Bancorp had outstanding commitments to originate loans aggregating $773.7 million and $384.5 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2020, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2020 and December 31, 2019, Stifel Bancorp had outstanding letters of credit totaling $34.2 million and $38.3 million, respectively. A majority of the standby letters of credit commitments at June 30, 2020, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2020 and December 31, 2019, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $1.8 billion and $1.5 billion, respectively.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies. Upon the adoption of the new accounting standard, we recorded a reserve for unfunded commitments of $20.4 million, which is included in accounts payable and accrued expenses in the consolidated statements of financial condition. At June 30, 2020, the expected credit losses for unfunded lending commitments was $24.1 million.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues: (1)
Global Wealth Management	$505,782	$532,433	$1,088,738	$1,043,043
Institutional Group	398,096	270,602	730,334	531,888
Other	(8,061)	(2,248)	(10,221)	(3,724)
	$895,817	$800,787	$1,808,851	$1,571,207
Income/(loss) before income taxes:
Global Wealth Management	$156,325	$192,352	$350,492	$386,842
Institutional Group	83,049	39,302	124,789	71,506
Other	(96,414)	(83,672)	(217,215)	(172,557)
	$142,960	$147,982	$258,066	$285,791

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2020 or 2019.

The following table presents our company’s total assets on a segment basis at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Global Wealth Management	$21,731,803	$20,675,580
Institutional Group	3,629,353	3,668,723
Other	263,069	265,922
	$25,624,225	$24,610,225

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$810,903	$754,470	$1,671,035	$1,495,700
United Kingdom	63,654	43,761	101,392	70,151
Other	21,260	2,556	36,424	5,356
	$895,817	$800,787	$1,808,851	$1,571,207

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income applicable to Stifel Financial Corp.	$107,887	$109,085	$194,476	$208,292
Preferred dividends	4,843	5,288	9,687	7,632
Net income available to common shareholders	$103,044	$103,797	$184,789	$200,660
Shares for basic and diluted calculation:
Average shares used in basic computation	70,527	72,519	70,905	73,180
Dilutive effect of stock options and units (1)	3,860	6,560	4,746	5,980
Average shares used in diluted computation	74,387	79,079	75,651	79,160
Earnings per common share:
Basic	$1.46	$1.43	$2.61	$2.74
Diluted	$1.39	$1.31	$2.44	$2.53

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and six months ended June 30, 2020 and 2019, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2020, we declared and paid cash dividends of $0.17 and $0.34 per common share. During the three and six months ended June 30, 2019, we declared and paid cash dividends of $0.15 and $0.30 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. Share repurchases during the three months ended June 30, 2020 were immaterial. During the six months ended June 30, 2020, we repurchased $56.5 million, or 1.1 million shares using existing Board authorizations at an average price of $49.62 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended June 30, 2019, we repurchased $71.1 million, or 1.3 million shares using existing Board authorizations at an average price of $56.32 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the six months ended June 30, 2019, we repurchased $125.0 million, or 2.3 million shares using existing Board authorizations at an average price of $54.95 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the six months ended June 30, 2020, we issued 1.4 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

Issuance of Preferred Stock

On May 19, 2020, the Company issued $225.0 million of 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share), which included the sale of $25.0 million of Series C Preferred, pursuant to the over-allotment option.

When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 6.125%, payable quarterly, in arrears. The Company may redeem the Series C preferred stock at its option, subject to regulatory approval, on or after June 15, 2025.

On February 21, 2019, the Company issued $150.0 million of 6.25% Non-Cumulative Perpetual Preferred Stock, Series B, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share). In March 2019, the Company completed a public offering of an additional $10.0 million of Series B Preferred, pursuant to the over-allotment option.

When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 6.25%, payable quarterly, in arrears. The Company may redeem the Series B preferred stock at its option, subject to regulatory approval, on or after March 15, 2024.

NOTE 25 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $247.5 million at June 30, 2020. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2020 and 2019. In addition, our direct investment interest in these entities is insignificant at June 30, 2020.

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

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions (including the impact of the COVID-19 pandemic on these conditions), the investment banking industry, objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses and results of operations and financial condition may constitute forward-looking statements. These statements are subject to the risk that the actual effects may differ, possibly materially from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable, and in many cases, beyond the Company’s control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on its customers, third-parties, and the Company.

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “External Factors Impacting Our Business” and “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

On May 20, 2020, we sold in a registered underwritten public offering, $400.0 million in aggregate principal amount of 4.00% senior notes due May 2030.

On May 19, 2020, the Company completed an underwritten registered public offering of $225 million 6.125% Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred), which included the sale of $25.0 million of Series C Preferred pursuant to an over-allotment option.

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

In response to the pandemic, we have implemented protocols and processes to help protect our associates and clients. These measures include:

•

Operating our businesses from remote locations, leveraging our business continuity plans and capabilities that include having the majority of associates work from home, and other associates operating using pre-planned contingency strategies for critical site-based operations. These capabilities have allowed us to continue to service our clients.

•	Providing support to our associates during the pandemic through expanded access to wellness and healthcare remotely.
•

Our information technology group has deployed remote technologies that allow associates to effectively work remotely. Since March, the technology team has made a number of upgrades and changes to these systems to ensure optimal performance.

•	Our information security team is focused on protecting data by continuously reviewing, monitoring, and training associates.
•	Participating in the CARES Act and Federal Reserve lending programs for businesses, including the SBA PPP, and continuing to provide access to the important financial services to our clients.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment, and reviewed fair values of financial instruments that are carried at fair value. Based upon our review as of June 30, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications.

Results for the three and six months ended June 30, 2020

For the three months ended June 30, 2020, net revenues increased 11.9% to $895.8 million from $800.8 million during the comparable period in 2019. Net income available to common shareholders decreased 0.7% to $103.0 million, or $1.39 per diluted common share for the three months ended June 30, 2020, compared to $103.8 million, or $1.31 per diluted common share during the comparable period in 2019.

For the six months ended June 30, 2020, net revenues increased 15.1% to a record $1.8 billion compared to $1.6 billion during the comparable period in 2019. Net income available to common shareholders decreased 7.9% to $184.8 million, or $2.44 per diluted common share for the six months ended June 30, 2020, compared to $200.7 million, or $2.53 per diluted common share during the comparable period in 2019.

Our revenue growth for the three months ended June 30, 2020 was primarily attributable to an increase in brokerage revenues, increased capital raising revenues, and advisory fee revenues, partially offset by lower net interest income and asset management and service fees.

Our revenue growth for the six months ended June 30, 2020 was primarily attributable to an increase in brokerage revenues, increased capital raising revenues, and asset management and service fees, partially offset by lower net interest income and advisory fee revenues.

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

The COVID-19 pandemic has severely impacted, and will likely continue to severely impact, global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy will deepen, and our results of operations and financial condition in future quarters will be adversely affected.

The operating environment during the quarter continued to be impacted by the COVID-19 pandemic, resulting in a disruption in global economic activity and elevated market volatility, following significant declines in March and April. During the second quarter central banks, along with governments, continued to implement monetary easing measures and provide fiscal stimulus to support the economy. These efforts contributed to higher global equity prices and tighter credit spreads compared with the end of the first quarter of 2020.

The resurgence of COVID-19 in many states adds to the uncertainty of the shape of an economic recovery. We seeing lower sequential trading volumes in July and we anticipate lower net interest income as the zero rate environment fully impacts our loan and securities book. We remain cautiously optimistic that the diversity of our business will help us offset some of these headwinds. We expect our asset management revenues to rebound following the S&P’s strong performance in the second quarter and our investment banking activity continues to generate solid results.

Effective January 1, 2020, we adopted the new accounting standard on current expected credit losses (“CECL”), under which the allowance is measured based on management’s best estimate of lifetime expected credit losses. Upon adoption of the new accounting standard, we recorded a $10.4 million, or a 10.7% increase to the allowance for credit losses. In addition, during the six months ended June 30, 2020 we built $35.3 million of net credit loss reserves, which includes $19.2 million in the second quarter of 2020, reflecting the impact of changes in our company’s economic outlook on estimated lifetime losses under the CECL standard due to the COVID-19 pandemic.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2020, the NASDAQ closed 12.1% higher than its December 31, 2019 closing price. The S&P 500 and Dow Jones Industrial Average closed 4.0% and 9.6% lower than their December 31, 2019 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$177,028	$164,981	7.3	19.8%	20.6%
Principal transactions	166,017	96,464	72.1	18.5	12.0
Brokerage revenues	343,045	261,445	31.2	38.3	32.6
Investment banking	217,035	179,617	20.8	24.2	22.4
Asset management and service fees	198,939	211,171	(5.8)	22.2	26.4
Interest	128,368	187,940	(31.7)	14.3	23.5
Other income	21,514	13,505	59.3	2.5	1.7
Total revenues	908,901	853,678	6.5	101.5	106.6
Interest expense	13,084	52,891	(75.3)	1.5	6.6
Net revenues	895,817	800,787	11.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	547,174	466,861	17.2	61.1	58.3
Occupancy and equipment rental	66,264	61,055	8.5	7.4	7.6
Communication and office supplies	43,046	35,069	22.7	4.8	4.4
Commissions and floor brokerage	15,177	11,008	37.9	1.7	1.4
Provision for credit losses	19,210	2,353	716.4	2.1	0.3
Other operating expenses	61,986	76,459	(18.9)	6.9	9.5
Total non-interest expenses	752,857	652,805	15.3	84.0	81.5
Income before income taxes	142,960	147,982	(3.4)	16.0	18.5
Provision for income taxes	35,073	38,225	(8.2)	4.0	4.8
Net Income	107,887	109,757	(1.7)	12.0	13.7
Net income applicable to non-controlling interests	—	672	n/m	—	0.1
Net income applicable to Stifel Financial Corp.	107,887	109,085	(1.1)	12.0	13.6
Preferred dividends	4,843	5,288	(8.4)	0.5	0.7
Net income available to common shareholders	$103,044	$103,797	(0.7)	11.5%	12.9%

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$388,126	$320,430	21.1	21.5%	20.4%
Principal transactions	304,683	200,496	52.0	16.8	12.8
Brokerage revenues	692,809	520,926	33.0	38.3	33.2
Investment banking	396,503	341,457	16.1	21.9	21.7
Asset management and service fees	436,714	406,438	7.4	24.1	25.9
Interest	289,545	379,011	(23.6)	16.0	24.1
Other income	30,721	25,714	19.5	1.8	1.6
Total revenues	1,846,292	1,673,546	10.3	102.1	106.5
Interest expense	37,441	102,339	(63.4)	2.1	6.5
Net revenues	1,808,851	1,571,207	15.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,124,353	924,975	21.6	62.2	58.9
Occupancy and equipment rental	132,337	119,917	10.4	7.3	7.6
Communication and office supplies	84,170	70,766	18.9	4.7	4.5
Commissions and floor brokerage	30,019	21,964	36.7	1.7	1.4
Provision for credit losses	35,278	4,636	661.0	2.0	0.3
Other operating expenses	144,628	143,158	1.0	7.8	9.1
Total non-interest expenses	1,550,785	1,285,416	20.6	85.7	81.8
Income before income taxes	258,066	285,791	(9.7)	14.3	18.2
Provision for income taxes	63,590	76,595	(17.0)	3.5	4.9
Net Income	194,476	209,196	(7.0)	10.8	13.3
Net income applicable to non-controlling interests	—	904	n/m	—	0.1
Net income applicable to Stifel Financial Corp.	194,476	208,292	(6.6)	10.8	13.2
Preferred dividends	9,687	7,632	26.9	0.6	0.5
Net income available to common shareholders	$184,789	$200,660	(7.9)	10.2%	12.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net revenues:
Commissions	$177,028	$164,981	7.3	$388,126	$320,430	21.1
Principal transactions	166,017	96,464	72.1	304,683	200,496	52.0
Brokerage revenues	343,045	261,445	31.2	692,809	520,926	33.0
Advisory fees	97,838	82,911	18.0	173,910	187,801	(7.4)
Capital raising	119,197	96,706	23.3	222,593	153,656	44.9
Investment banking	217,035	179,617	20.8	396,503	341,457	16.1
Asset management and service fees	198,939	211,171	(5.8)	436,714	406,438	7.4
Net interest	115,284	135,049	(14.6)	252,104	276,672	(8.9)
Other income	21,514	13,505	59.3	30,721	25,714	19.5
Total net revenues	$895,817	$800,787	11.9	$1,808,851	$1,571,207	15.1

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2020, commission revenues increased 7.3% to $177.0 million from $165.0 million in the comparable period in 2019. For the six months ended June 30, 2020, commission revenues increased 21.1% to $388.1 million from $320.4 million in the comparable period in 2019. The increase is primarily attributable to higher trading volumes due to market volatility as a result of the risks from the COVID-19 pandemic as clients reacted to the significant decline in near-term global economic activity.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended June 30, 2020, principal transactions revenues increased 72.1% to $166.0 million from $96.5 million in the comparable period in 2019.  For the six months ended June 30, 2020, principal transactions revenues increased 52.0% to $304.7 million from $200.5 million in the comparable period in 2019. The increase is primarily attributable to strong client engagement and market volatility.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2020, investment banking revenues increased 20.8% to $217.0 million from $179.6 million in the comparable period in 2019.

Advisory fee revenues increased 18.0% to $97.8 million for the three months ended June 30, 2020 from $82.9 million in the comparable period in 2019. The increase is primarily attributable to the closing of some larger fee transactions during the second quarter of 2020.

Capital raising revenues increased 23.3% to $119.2 million for the three months ended June 30, 2020 from $96.7 million in the comparable period in 2019. For the three months ended June 30, 2020, equity capital raising revenues increased 18.7% to $76.2 million from $64.2 million in the comparable period in 2019. The increase in equity capital raising revenues is primarily attributable to an increase in deals compared to the prior year. For the three months ended June 30, 2020, fixed income capital raising revenues increased 32.2% to $43.0 million from $32.5 million in the comparable period in 2019. Fixed income capital raising revenues increased from a year ago as clients accessed the market to benefit from the lower rate environment.

For the six months ended June 30, 2020, investment banking revenues increased 16.1% to $396.5 million from $341.5 million in the comparable period in 2019.

Advisory fee revenues decreased 7.4% to $173.9 million for the six months ended June 30, 2020 from $187.8 million in the comparable period in 2019. While advisory fee revenues in the second quarter of 2020 improved on a sequential basis, they were negatively impacted by the economic uncertainty related to the COVID-19 pandemic in the first and second quarters of 2020.

Capital raising revenues increased 44.9% to $222.6 million for the six months ended June 30, 2020 from $153.7 million in the comparable period in 2019. For the six months ended June 30, 2020, equity capital raising revenues increased 45.4% to $141.0 million from $97.0 million in the comparable period in 2019.  For the six months ended June 30, 2020, fixed income capital raising revenues increased 44.0% to $81.6 million from $56.7 million in the comparable period in 2019.

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

For the three months ended June 30, 2020, asset management and service fee revenues decreased 5.8% to $198.9 million from $211.2 million in the comparable period in 2019. For the six months ended June 30, 2020, asset management and service fee revenues increased 7.4% to $436.7 million from $406.4 million in the comparable period in 2019. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended June 30, 2020, other income increased 59.3% to $21.5 million from $13.5 million during the comparable period in 2019. The increase is primarily attributable to improved investment gains over the comparable period in 2019. For the six months ended June 30, 2020, other income increased 19.5% to $30.7 million from $25.7 million during the comparable period in 2019. The increase is primarily attributable to the gain recognized on the sale of Ziegler Capital Management, LLC in the first quarter of 2020, partially offset by investment losses. Other income primarily includes investment gains and losses, rental income, and loan originations fees.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,673,968	$1,018	0.24%	$750,388	$4,327	2.31%
Financial instruments owned	761,703	2,859	1.50%	1,320,481	6,414	1.94%
Margin balances	981,547	6,364	2.59%	1,291,522	13,663	4.23%
Investment portfolio	6,385,600	41,527	2.60%	6,942,327	61,716	3.56%
Loans	10,909,420	79,164	2.90%	9,118,199	95,881	4.21%
Other interest-bearing assets	476,314	(2,564)	(2.15%)	831,587	5,939	2.86%
Total interest-earning assets/interest income	$21,188,552	$128,368	2.42%	$20,254,504	$187,940	3.71%
Interest-bearing liabilities:
Short-term borrowings	$11,445	$81	2.84%	$29,790	$235	3.16%
Stock loan	224,979	(5,671)	(10.08%)	538,965	2,808	2.08%
Senior notes (Stifel Financial)	1,195,031	13,073	4.38%	1,016,171	11,122	4.38%
Stifel Capital Trusts	60,000	408	2.72%	60,000	532	3.55%
Deposits	16,676,492	2,277	0.05%	14,660,716	29,347	0.80%
FHLB	250,802	682	1.09%	550,181	2,911	2.12%
Other interest-bearing liabilities	894,217	2,234	1.00%	1,165,434	5,936	2.04%
Total interest-bearing liabilities/interest expense	$19,312,966	13,084	0.27%	$18,021,257	52,891	1.17%
Net interest income/margin		$115,284	2.18%		$135,049	2.67%

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,301,669	$4,696	0.72%	$951,287	$12,155	2.56%
Financial instruments owned	919,168	7,433	1.62%	1,298,921	12,727	1.96%
Margin balances	1,106,636	16,495	2.98%	1,275,006	27,103	4.25%
Investment portfolio	6,387,493	89,664	2.81%	7,090,167	127,182	3.59%
Loans	10,634,627	174,284	3.28%	9,050,317	189,105	4.18%
Other interest-bearing assets	542,072	(3,027)	(1.12%)	783,941	10,739	2.74%
Total interest-earning assets/interest income	$20,891,665	$289,545	2.77%	$20,449,639	$379,011	3.71%
Interest-bearing liabilities:
Short-term borrowings	$51,357	$281	1.09%	$49,005	$764	3.12%
Stock loan	324,766	(8,602)	(5.30%)	511,549	5,437	2.13%
Senior notes (Stifel Financial)	1,106,065	24,266	4.39%	1,016,285	22,244	4.38%
Stifel Capital Trusts	60,000	967	3.22%	60,000	1,340	4.47%
Deposits	16,027,177	11,846	0.15%	14,969,769	57,413	0.77%
FHLB	420,676	3,035	1.44%	506,052	4,589	1.81%
Other interest-bearing liabilities	1,018,877	5,648	1.11%	1,104,781	10,552	1.91%
Total interest-bearing liabilities/interest expense	$19,008,918	37,441	0.39%	$18,217,441	102,339	1.12%
Net interest income/margin		$252,104	2.41%		$276,672	2.71%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2020, net interest income decreased to $115.3 million from $135.0 million during the comparable period in 2019. For the six months ended June 30, 2020, net interest income decreased to $252.1 million from $276.7 million during the comparable period in 2019.

For the three months ended June 30, 2020, interest revenue decreased 31.7% to $128.4 million from $187.9 million in the comparable period in 2019, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $18.3 billion during the three months ended June 30, 2020 compared to $16.4 billion during the comparable period in 2019 at average interest rates of 2.65% and 3.89%, respectively.

For the six months ended June 30, 2020, interest revenue decreased 23.6% to $289.5 million from $379.0 million in the comparable period in 2019, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp decreased to $17.8 billion during the six months ended June 30, 2020 compared to $16.7 billion during the comparable period in 2019 at average interest rates of 3.00% and 3.88%, respectively.

For the three months ended June 30, 2020, interest expense decreased 75.3% to $13.1 million from $52.9 million during the comparable period in 2019. For the six months ended June 30, 2020, interest expense decreased 63.4% to $37.4 million from $102.3 million in the comparable period in 2019. The decrease is primarily attributable to lower interest rates.

Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$547,174	$466,861	17.2	$1,124,353	$924,975	21.6
Occupancy and equipment rental	66,264	61,055	8.5	132,337	119,917	10.4
Communications and office supplies	43,046	35,069	22.7	84,170	70,766	18.9
Commissions and floor brokerage	15,177	11,008	37.9	30,019	21,964	36.7
Provision for credit losses	19,210	2,353	716.4	35,278	4,636	661.0
Other operating expenses	61,986	76,459	(18.9)	144,628	143,158	1.0
Total non-interest expenses	$752,857	$652,805	15.3	$1,550,785	$1,285,416	20.6

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

For the three months ended June 30, 2020, compensation and benefits expense increased 17.2% to $547.2 million from $466.9 million during the comparable period in 2019. For the six months ended June 30, 2020, compensation and benefits expense increased 21.6% to $1.1 billion from $925.0 million during the comparable period in 2019. The increase in compensation and benefits expenses is primarily attributable to higher volume and revenue-related expense and investments in our franchise.

Compensation and benefits expense as a percentage of net revenues was 61.1% and 62.2% for the three and six months ended June 30, 2020, respectively, compared to 58.3% and 58.9% for the three and six months ended June 30, 2019, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2020, occupancy and equipment rental expense increased 8.5% to $66.3 million from $61.1 million during the comparable period in 2019. For the six months ended June 30, 2020, occupancy and equipment rental expense increased 10.4% to $132.3 million from $119.9 million during the comparable period in 2019. The increase is primarily attributable to an increase in data processing costs and higher rent expense as a result of an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2020, communications and office supplies expense increased 22.7% to $43.0 million from $35.1 million during the comparable period in 2019. For the six months ended June 30, 2020, communications and office supplies expense increased 18.9% to $84.2 million from $70.8 million during the comparable period in 2019. The increase is primarily attributable to higher communication and quote equipment expenses and shipping costs.

Commissions and floor brokerage – For the three months ended June 30, 2020, commissions and floor brokerage expense increased 37.9% to $15.2 million from $11.0 million during the comparable period in 2019. For the six months ended June 30, 2020, commissions and floor brokerage expense increased 36.7% to $30.0 million from $22.0 million during the comparable period in 2019. The increase is primarily attributable to an increase in brokerage trading volumes.

Provision for credit losses – For the three months ended June 30, 2020, provision for credit losses increased 716.4% to $19.2 million from $2.4 million during the comparable period in 2019. For the six months ended June 30, 2020, provision for credit losses increased 661.0% to $35.3 million from $4.6 million during the comparable period in 2019. The provision for credit losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2020, other operating expenses decreased 18.9% to $62.0 million from $76.5 million during the comparable period in 2019. The decrease is primarily attributable to decreases in travel costs and conference expenses, partially offset by increases in taxes and licenses, professional fees, and insurance expense.

For the six months ended June 30, 2020, other operating expenses increased 1.0% to $144.6 million from $143.2 million during the comparable period in 2019. The increase is primarily attributable to higher taxes and licenses, professional fees, insurance expense, higher investment banking gross-up costs, which is attributable to an increase in investment banking revenues, and higher net provisions for regulatory matters, partially offset by decreases in travel costs and conference expenses.

Provision for income taxes – For the three and six months ended June 30, 2020, our provision for income taxes was $35.1 million and $63.6 million, representing an effective tax rate of 24.5% and 24.6%, respectively, compared to $38.2 million and $76.6 million for the comparable periods in 2019, representing an effective tax rate of 25.9% and 26.9%, respectively.

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

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$116,156	$120,284	(3.4)	23.0%	22.6%
Principal transactions	42,967	42,104	2.0	8.5	7.9
Brokerage revenues	159,123	162,388	(2.0)	31.5	30.5
Asset management and service fees	198,921	211,156	(5.8)	39.3	39.7
Investment banking	8,016	10,559	(24.1)	1.6	2.0
Interest	129,071	175,202	(26.3)	25.5	32.9
Other income	18,158	10,731	69.2	3.6	2.0
Total revenues	513,289	570,036	(10.0)	101.5	107.1
Interest expense	7,507	37,603	(80.0)	1.5	7.1
Net revenues	505,782	532,433	(5.0)	100.0	100.0
Non-interest expenses:
Compensation and benefits	258,291	262,321	(1.5)	51.1	49.3
Occupancy and equipment rental	30,194	31,801	(5.1)	6.0	6.0
Communication and office supplies	15,033	14,247	5.5	3.0	2.7
Commissions and floor brokerage	5,836	5,249	11.2	1.2	1.0
Provision for credit losses	19,210	2,353	716.4	3.8	0.4
Other operating expenses	20,893	24,110	(13.3)	4.0	4.5
Total non-interest expenses	349,457	340,081	2.8	69.1	63.9
Income before income taxes	$156,325	$192,352	(18.7)	30.9%	36.1%

	June 30,
	2020	2019
Branch offices	389	377
Financial advisors	2,138	2,097
Independent contractors	94	96
Total financial advisors	2,232	2,193

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$253,053	$230,211	9.9	23.2%	22.1%
Principal transactions	85,949	85,371	0.7	7.9	8.2
Brokerage revenues	339,002	315,582	7.4	31.1	30.3
Asset management and service fees	436,681	406,409	7.4	40.1	39.0
Investment banking	18,349	18,782	(2.3)	1.7	1.8
Interest	285,221	354,784	(19.6)	26.2	34.0
Other income	34,460	19,376	77.8	3.2	1.8
Total revenues	1,113,713	1,114,933	(0.1)	102.3	106.9
Interest expense	24,975	71,890	(65.3)	2.3	6.9
Net revenues	1,088,738	1,043,043	4.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	556,661	509,794	9.2	51.1	48.9
Occupancy and equipment rental	60,446	60,238	0.3	5.6	5.8
Communication and office supplies	30,353	28,740	5.6	2.8	2.8
Commissions and floor brokerage	11,086	10,046	10.4	1.0	1.0
Provision for credit losses	35,278	4,636	661.0	3.2	0.4
Other operating expenses	44,422	42,747	3.9	4.1	4.0
Total non-interest expenses	738,246	656,201	12.5	67.8	62.9
Income before income taxes	$350,492	$386,842	(9.4)	32.2%	37.1%

NET REVENUES

For the three months ended June 30, 2020, Global Wealth Management net revenues decreased 5.0% to $505.8 million from $532.4 million for the comparable period in 2019. The decrease in net revenues over the comparable period in 2019 is primarily attributable to decreases in net interest income, asset management and service fee revenues, and investment banking, partially offset by increases in other income and principal transaction revenues.

For the six months ended June 30, 2020, Global Wealth Management net revenues increased 4.4% to $1.1 billion from $1.0 billion for the comparable period in 2019. The increase in net revenues over the comparable period in 2019 is primarily attributable to the growth in asset management and service fee revenues and higher brokerage revenues, partially offset by a decrease in net interest income.

Commissions – For the three months ended June 30, 2020, commission revenues decreased 3.4% to $116.2 million from $120.3 million in the comparable period in 2019. For the six months ended June 30, 2020, commission revenues increased 9.9% to $253.1 million from $230.2 million in the comparable period in 2019.

Principal transactions – For the three months ended June 30, 2020, principal transactions revenues increased 2.0% to $43.0 million from $42.1 million in the comparable period in 2019. For the six months ended June 30, 2020, principal transactions revenues increased 0.7% to $85.9 million from $85.4 million in the comparable period in 2019.

Brokerage revenues - For the three months ended June 30, 2020, brokerage revenues decreased 2.0% to $159.1 million from $162.4 million in the comparable period in 2019.  For the six months ended June 30, 2020, brokerage revenues increased 7.4% to $339.0 million from $315.6 million in the comparable period in 2019.

Asset management and service fees – For the three months ended June 30, 2020, asset management and service fees decreased 5.8% to $198.9 million from $211.2 million in the comparable period in 2019. The decrease from the comparative period in 2019 is primarily attributable to lower asset values at the beginning of the second quarter of 2020, partially offset by fee-based asset flows.

For the six months ended June 30, 2020, asset management and service fees increased 7.4% to $436.7 million from $406.4 million in the comparable period in 2019. The increase is primarily due to higher asset levels and strong fee-based asset flows at the end of fiscal

2019 and our continued expansion in the asset management business, partially offset lower fee-based revenues during the second quarter of 2020 as a result of lower asset values at the end of March 2020.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	6/30/20	6/30/19	% Change	3/31/20	% Change
Client assets	$306,235,000	$305,233,000	0.3	$276,627,000	10.7
Fee-based client assets	$106,218,000	$103,824,000	2.3	$93,633,000	13.4
Number of client accounts	1,038,000	998,000	4.0	1,031,000	0.7
Number of fee-based client accounts	241,000	216,000	11.6	237,000	1.7

The value of our client assets and fee-based client assets at June 30, 2020 have rebounded from the end of the first quarter of 2020 when macroeconomic concerns resulting from the challenging operating environment lead to decreased global equity prices, wider credit spreads, and uncertainty in the economic outlook drove asset values down.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 24.1% to $8.0 million for the three months ended June 30, 2020 from $10.6 million during the comparable period in 2019. For the six months ended June 30, 2020, investment banking revenues decreased 2.3% to $18.3 million from $18.8 million during the comparable period in 2019. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2020, interest revenue decreased 26.3% to $129.1 million from $175.2 million in the comparable period in 2019. For the six months ended June 30, 2020, interest revenue decreased 19.6% to $285.2 million from $354.8 million during the comparable period in 2019. The decrease is primarily due lower interest rates. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended June 30, 2020, other income increased 69.2% to $18.2 million from $10.7 million in the comparable period in 2019. The increase is primarily attributable to improved investment gains. For the six months ended June 30, 2020, other income increased 77.8% to $34.5 million from $19.4 million during the comparable period in 2019. The increase is primarily attributable to the gain recognized on the sale of Ziegler Capital Management, LLC in the first quarter of 2020, partially offset by investment losses.

Interest expense – For the three months ended June 30, 2020, interest expense decreased 80.0% to $7.5 million from $37.6 million during the comparable period in 2019. For the six months ended June 30, 2020, interest expense decreased 65.3% to $25.0 million from $71.9 million during the comparable period in 2019. The decrease in interest expense is primarily attributable to lower interest rates over the comparable period in 2019.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$961,133	$304	0.13%	$330,647	$1,777	2.15%
U.S. government agencies	5,341	27	2.01	—	—	—
State and municipal securities (tax-exempt) (1)	12,229	67	2.18	48,033	222	1.85
Mortgage-backed securities	877,153	4,582	2.09	1,470,928	8,574	2.33
Corporate fixed income securities	648,867	4,202	2.59	914,987	6,901	3.02
Asset-backed securities	4,842,010	32,649	2.70	4,508,379	46,019	4.08
Federal Home Loan Bank ("FHLB") and other capital stock	46,653	287	2.46	57,164	626	4.38
Loans (2)
Securities-based loans	1,789,160	9,940	2.22	1,916,286	20,178	4.21
Commercial and industrial	4,095,392	31,786	3.10	3,337,438	41,302	4.95
Residential real estate	3,589,185	25,591	2.85	2,953,666	22,535	3.05
Commercial real estate	402,586	4,002	3.98	354,344	4,985	5.63
Home equity lines of credit	59,547	408	2.74	47,079	590	5.01
Construction and land	448,707	3,948	3.52	198,452	2,760	5.56
Other	38,098	234	2.46	132,360	1,737	5.25
Loans held for sale	486,745	3,255	2.68	178,574	1,794	4.02
Total interest-earning assets (3)	$18,302,806	$121,282	2.65%	$16,448,337	$160,000	3.89%
Cash and due from banks	12,056			82,092
Other non interest-earning assets	251,700			431,538
Total assets	$18,566,562			$16,961,967
Liabilities and stockholder's equity:
Deposits:
Money market	$15,837,251	$912	0.02%	$12,227,563	$15,385	0.50%
Time deposits	199,055	1,115	2.24	1,462,430	8,884	2.43
Demand deposits	580,732	182	0.13	726,475	3,500	1.93
Savings	59,454	68	0.46	244,248	1,578	2.58
FHLB advances	250,802	682	1.09	550,181	2,911	2.12
Other borrowings	1,491	25	6.59	1,664	28	6.73
Total interest-bearing liabilities (3)	16,928,785	2,984	0.07%	15,212,561	32,286	0.85%
Non-interest-bearing liabilities	259,158			115,681
Other non-interest bearing liabilities	96,094			299,069
Total liabilities	17,284,037			15,627,311
Stockholder's equity	1,282,525			1,334,656
Total liabilities and stockholder's equity	$18,566,562			$16,961,967
Net interest income/spread		$118,298	2.58%		$127,714	3.04%
Net interest margin			2.59%			3.11%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$708,090	$1,529	0.43%	$527,655	$6,331	2.40%
U.S. government agencies	5,343	48	1.79	—	—	—
State and municipal securities (tax-exempt) (1)	15,327	165	2.15	49,085	521	2.12
Mortgage-backed securities	985,675	10,546	2.14	1,503,332	17,586	2.34
Corporate fixed income securities	690,896	9,252	2.68	934,635	14,075	3.01
Asset-backed securities	4,690,252	69,653	2.97	4,603,115	95,000	4.13
Federal Home Loan Bank ("FHLB") and other capital stock	53,151	886	3.33	54,725	1,730	6.32
Loans (2)
Securities-based loans	1,926,470	26,403	2.74	1,858,207	39,284	4.23
Commercial and industrial	3,827,865	69,762	3.64	3,376,950	82,133	4.86
Residential real estate	3,502,626	50,898	2.91	2,936,996	45,013	3.07
Commercial real estate	423,806	9,808	4.63	345,489	9,694	5.61
Home equity lines of credit	56,944	996	3.50	44,395	1,111	5.01
Construction and land	432,581	8,664	4.01	175,471	4,883	5.57
Other	33,693	509	3.02	128,722	3,365	5.23
Loans held for sale	430,642	7,244	3.36	184,087	3,622	3.94
Total interest-earning assets (3)	$17,783,361	$266,363	3.00%	$16,722,864	$324,348	3.88%
Cash and due from banks	13,815			46,271
Other non interest-earning assets	273,561			406,588
Total assets	$18,070,737			$17,175,723
Liabilities and stockholder's equity:
Deposits:
Money market	$14,783,166	$4,341	0.06%	$12,662,137	$31,914	0.50%
Time deposits	324,459	3,752	2.31	1,469,661	17,382	2.37
Demand deposits	864,680	3,507	0.81	664,632	5,908	1.78
Savings	54,872	246	0.90	173,339	2,209	2.55
FHLB advances	420,676	3,035	1.44	506,052	4,589	1.81
Other borrowings	1,534	53	6.84	1,707	68	7.97
Total interest-bearing liabilities (3)	16,449,387	14,934	0.18%	15,477,528	62,070	0.80%
Non-interest-bearing liabilities	232,761			141,137
Other non-interest bearing liabilities	100,750			246,506
Total liabilities	16,782,898			15,865,171
Stockholder's equity	1,287,839			1,310,552
Total liabilities and stockholder's equity	$18,070,737			$17,175,723
Net interest income/spread		$251,429	2.82%		$262,278	3.08%
Net interest margin			2.83%			3.14%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2020 compared to the three and six month periods ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$13,346	$(14,819)	$(1,473)	$4,698	$(9,500)	$(4,802)
U.S. government agencies	14	13	27	24	24	48
State and municipal securities (tax-exempt) (1)	(204)	49	(155)	(375)	19	(356)
Mortgage-backed securities	(3,175)	(817)	(3,992)	(5,641)	(1,399)	(7,040)
Corporate fixed income securities	(1,816)	(883)	(2,699)	(3,386)	(1,437)	(4,823)
Asset-backed securities	3,728	(17,098)	(13,370)	1,835	(27,182)	(25,347)
FHLB and other capital stock	(100)	(239)	(339)	(48)	(796)	(844)
Loans
Securities-based loans	(1,260)	(8,978)	(10,238)	1,503	(14,384)	(12,881)
Commercial and industrial	14,830	(24,346)	(9,516)	14,101	(26,472)	(12,371)
Residential real estate	4,393	(1,337)	3,056	8,054	(2,169)	5,885
Commercial real estate	852	(1,835)	(983)	502	(388)	114
Home equity lines of credit	256	(438)	(182)	1,773	(1,888)	(115)
Construction and land	1,676	(488)	1,188	4,675	(894)	3,781
Other	(861)	(642)	(1,503)	(1,817)	(1,039)	(2,856)
Loans held for sale	1,812	(351)	1,461	5,162	(1,540)	3,622
	$33,491	$(72,209)	$(38,718)	$31,060	$(89,045)	$(57,985)
Interest expense:
Deposits:
Money market	$6,484	$(20,957)	$(14,473)	$6,451	$(34,024)	$(27,573)
Time deposits	(7,128)	(641)	(7,769)	(13,251)	(379)	(13,630)
Demand deposits	(586)	(2,732)	(3,318)	2,977	(5,378)	(2,401)
Savings	(723)	(787)	(1,510)	(1,007)	(956)	(1,963)
FHLB advances	(1,177)	(1,052)	(2,229)	(702)	(852)	(1,554)
Other borrowings	(2)	(1)	(3)	(6)	(9)	(15)
	$(3,132)	$(26,170)	$(29,302)	$(5,538)	$(41,598)	$(47,136)

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

For the three months ended June 30, 2020, interest revenue of $121.3 million was generated from average interest-earning assets of $18.3 billion at an average interest rate of 2.65%. Interest revenue of $160.0 million for the comparable period in 2019 was generated from average interest-earning assets of $16.4 billion at an average interest rate of 3.89%.

For the six months ended June 30, 2020, interest revenue of $266.4 million was generated from average interest-earning assets of $17.8 billion at an average interest rate of 3.00%. Interest revenue of $324.3 million for the comparable period in 2019 was generated from average interest-earning assets of $16.7 billion at an average interest rate of 3.88%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2020 was $16.9 billion at an average interest rate of 0.07%. The average balance of interest-bearing liabilities for the comparable period in 2019 was $15.2 billion at an average interest rate of 0.85%. The average balance of interest-bearing liabilities during the six months ended June 30, 2020 was $16.4 billion at an average interest rate of 0.18%. The average balance of interest-bearing liabilities for the comparable period in 2019 was $15.5 billion at an average interest rate of 0.80%.

Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

See “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2020, Global Wealth Management non-interest expenses increased 2.8% to $349.5 million from $340.1 million for the comparable period in 2019. For the six months ended June 30, 2020, Global Wealth Management non-interest expenses increased 12.5% to $738.2 million from $656.2 million for the comparable period in 2019.

Compensation and benefits – For the three months ended June 30, 2020, compensation and benefits expense decreased 1.5% to $258.3 million from $262.3 million during the comparable period in 2019. For the six months ended June 30, 2020, compensation and benefits expense increased 9.2% to $556.7 million from $509.8 million during the comparable period in 2019. The increase over the comparable period in 2019 is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 51.1% and 51.1% for the three and six months ended June 30, 2020, respectively, compared to 49.3% and 48.9% for the comparable periods in 2019, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2020, occupancy and equipment rental expense decreased 5.1% to $30.2 million from $31.8 million during the comparable period in 2019. The decrease is primarily attributable to decreases in data processing and furniture and equipment costs, partially offset by an increase in rent expense. For the six months ended June 30, 2020, occupancy and equipment rental expense increased 0.3% to $60.4 million from $60.2 million during the comparable period in 2019.

Communications and office supplies – For the three months ended June 30, 2020, communications and office supplies expense increased 5.5% to $15.0 million from $14.2 million during the comparable period in 2019. For the six months ended June 30, 2020, communications and office supplies expense increased 5.6% to $30.4 million from $28.7 million during the comparable period in 2019. The increase is primarily attributable to an increase in shipping costs and higher communication and quote equipment expenses.

Commissions and floor brokerage – For the three months ended June 30, 2020, commissions and floor brokerage expense increased 11.2% to $5.8 million from $5.2 million during the comparable period in 2019. For the six months ended June 30, 2020, commissions and floor brokerage expense increased 10.4% to $11.1 million from $10.0 million during the comparable period in 2019. The increase is primarily attributable to higher trading and clearing expenses.

Provision for credit losses – For the three months ended June 30, 2020, provision for credit losses increased 716.4% to $19.2 million from $2.4 million during the comparable period in 2019. For the six months ended June 30, 2020, provision for credit losses increased 661.0% to $35.3 million from $4.6 million during the comparable period in 2019. The provision for credit losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – For the three months ended June 30, 2020, other operating expenses decreased 13.3% to $20.9 million from $24.1 million during the comparable period in 2019. The decrease is primarily attributable to lower travel and conference expenses, partially offset by increases in settlement costs, insurance expense, and professional fees. For the six months ended June 30, 2020, other operating expenses increased 3.9% to $44.4 million from $42.7 million during the comparable period in 2019. The increase is primarily attributable to increases in settlement costs, professional fees, and insurance expense, partially offset by lower travel and conference expenses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2020, income before income taxes decreased 18.7% to $156.3 million from $192.4 million during the comparable period in 2019. For the six months ended June 30, 2020, income before income taxes decreased 9.4% to $350.5 million from $386.8 million during the comparable period in 2019.

For the three months ended June 30, 2020, profit margins (income before income taxes as a percent of net revenues) have decreased to 30.9% from 36.1% during the comparable period in 2019. For the six months ended June 30, 2020, profit margins decreased to 32.2% from 37.1% during the comparable period in 2019.

Results of Operations – Institutional Group

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$60,875	$44,697	36.2	15.3%	16.5%
Principal transactions	123,049	54,360	126.4	30.9	20.1
Brokerage revenues	183,924	99,057	85.7	46.2	36.6
Advisory fees	97,838	82,905	18.0	24.6	30.6
Capital raising	111,181	86,153	29.1	27.9	31.8
Investment banking	209,019	169,058	23.6	52.5	62.4
Interest	3,539	6,360	(44.4)	0.9	2.4
Other income	4,065	2,726	49.1	1.0	1.0
Total revenues	400,547	277,201	44.5	100.6	102.4
Interest expense	2,451	6,599	(62.9)	0.6	2.4
Net revenues	398,096	270,602	47.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	241,420	155,779	55.0	60.6	57.6
Occupancy and equipment rental	16,008	13,494	18.6	4.0	5.0
Communication and office supplies	23,001	16,935	35.8	5.8	6.3
Commissions and floor brokerage	9,341	5,758	62.2	2.3	2.1
Other operating expenses	25,277	39,334	(35.7)	6.4	14.5
Total non-interest expenses	315,047	231,300	36.2	79.1	85.5
Income before income taxes	$83,049	$39,302	111.3	20.9%	14.5%

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$135,073	$90,219	49.7	18.5%	17.0%
Principal transactions	218,734	115,125	90.0	29.9	21.6
Brokerage revenues	353,807	205,344	72.3	48.4	38.6
Advisory fees	173,891	187,800	(7.4)	23.8	35.3
Capital raising	204,263	134,875	51.4	28.0	25.4
Investment banking	378,154	322,675	17.2	51.8	60.7
Interest	8,552	12,233	(30.1)	1.2	2.3
Other income	(3,405)	4,295	(179.3)	(0.5)	0.8
Total revenues	737,108	544,547	35.4	100.9	102.4
Interest expense	6,774	12,659	(46.5)	0.9	2.4
Net revenues	730,334	531,888	37.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	447,408	315,190	41.9	61.3	59.3
Occupancy and equipment rental	32,698	25,860	26.4	4.5	4.9
Communication and office supplies	44,305	34,749	27.5	6.1	6.5
Commissions and floor brokerage	18,933	11,917	58.9	2.6	2.2
Other operating expenses	62,201	72,666	(14.4)	8.4	13.7
Total non-interest expenses	605,545	460,382	31.5	82.9	86.6
Income before income taxes	$124,789	$71,506	74.5	17.1%	13.4%
NET REVENUES

For the three months ended June 30, 2020, Institutional Group net revenues increased 47.1% to a record $398.1 million from $270.6 million for the comparable period in 2019. The increase in net revenues was primarily attributable to an increase brokerage revenues, capital raising revenues, and advisory fees.

For the six months ended June 30, 2020, Institutional Group net revenues increased 37.3% to $730.3 million from $531.9 million during the comparable period in 2019. The increase in net revenues was primarily attributable to an increase in brokerage revenues and capital raising revenues, partially offset by a decrease in advisory fees and other income.

Commissions – For the three months ended June 30, 2020, commission revenues increased 36.2% to $60.9 million from $44.7 million in the comparable period in 2019. For the six months ended June 30, 2020, commission revenues increased 49.7% to $135.1 million from $90.2 million in the comparable period in 2019.

Principal transactions – For the three months ended June 30, 2020, principal transactions revenues increased 126.4% to $123.0 million from $54.4 million in the comparable period in 2019. For the six months ended June 30, 2020, principal transaction revenues increased 90.0% to $218.7 million from $115.1 million in the comparable period in 2019.

Brokerage revenues – For the three months ended June 30, 2020, institutional brokerage revenues increased 85.7% to $183.9 million from $99.1 million in the comparable period in 2019. For the six months ended June 30, 2020, institutional brokerage revenues increased 72.3% to $353.8 million from $205.3 million in the comparable period in 2019.

Brokerage revenues were impacted by higher trading volumes due to market volatility as a result of the risks from the COVID-19 pandemic as clients reacted to the significant decline in near-term global economic activity. In addition, brokerage revenues were negatively impacted by the continued migration from active to passive management strategies.

For the three months ended June 30, 2020, fixed income institutional brokerage revenues increased 106.8% to $120.7 million from $58.4 million in the comparable period in 2019. For the six months ended June 30, 2020, fixed income brokerage revenues increased 75.2% to $220.4 million from $125.8 million in the comparable period in 2019. The increase is primarily attributable to strong client engagement and market volatility.

For the three months ended June 30, 2020, equity institutional brokerage revenues increased 55.4% to $63.2 million from $40.7 million during the comparable period in 2019. For the six months ended June 30, 2020, equity brokerage revenues increased 67.7% to $133.4 million from $79.6 million during the comparable period in 2019. The increase is primarily attributable to higher trading volumes due to market volatility, partially offset by a continued migration from active to passive management strategies.

Investment banking – For the three months ended June 30, 2020, investment banking revenues increased 23.6% to $209.0 million from $169.1 million during the comparable period in 2019. The increase is primarily attributable to increases in fixed income and equity capital raising revenues and advisory fees. For the six months ended June 30, 2020, investment banking revenues increased 17.2% to $378.2 million from $322.7 million during the comparable period in 2019. The increase is primarily attributable to an increase in fixed income and equity capital raising revenues, partially offset by a decrease in advisory fees.

For the three months ended June 30, 2020, advisory fee revenues increased 18.0% to $97.8 million from $82.9 million in the comparable period in 2019. The increase is primarily attributable to the closing of some larger fee transactions during the second quarter of 2020 and the growth in our fund placement business. For the six months ended June 30, 2020, advisory fees decreased 7.4% to $173.9 million from $187.8 million in the comparable period in 2019. While advisory fee revenues in the second quarter of 2020 improved on a sequential basis, they were negatively impacted by the economic uncertainty related to the COVID-19 pandemic in the first quarter of 2020.

For the three months ended June 30, 2020, capital raising revenues increased 29.1% to $111.2 million from $86.2 million in the comparable period in 2019. For the six months ended June 30, 2020, capital raising revenues increased 51.4% to $204.3 million from $134.9 million in the comparable period in 2019.

For the three months ended June 30, 2020, fixed income capital raising revenues increased 77.4% to $47.9 million from $27.0 million during the comparable period in 2019. For the six months ended June 30, 2020, fixed income capital raising revenues increased 68.8% to $80.8 million from $47.9 million during the comparable period in 2019. The increase is primarily attributable to an increase in the municipal bond origination business. Fixed income capital raising revenues increased from a year ago as clients accessed the market to benefit from the lower rate environment and to raise additional liquidity.

For the three months ended June 30, 2020, equity capital raising revenues increased 7.0% to $63.3 million from $59.2 million during the comparable period in 2019. For the six months ended June 30, 2020, equity capital raising revenues increased 41.9% to $123.5 million from $87.0 million during the comparable period in 2019. The increase in equity capital raising revenues increase is primarily attributable to an increase in deals compared to the prior year.

Interest – For the three months ended June 30, 2020, interest decreased 44.4% to $3.5 million from $6.4 million in the comparable period in 2019. For the six months ended June 30, 2020, interest decreased 30.1% to $8.6 million from $12.2 million during the comparable period in 2019. The decrease is primarily attributable to lower interest rates and lower inventory levels.

Other income – For the three months ended June 30, 2020, other income increased 49.1% to $4.1 million from $2.7 million in the comparable period in 2019. For the six months ended June 30, 2020, other income decreased 179.3% to a loss of $3.4 million from $4.3 million during the comparable period in 2019.

Interest expense – For the three months ended June 30, 2020, interest expense decreased 62.9% to $2.5 million from $6.6 million in the comparable period in 2019. For the six months ended June 30, 2020, interest expense decreased 46.5% to $6.8 million from $12.7 million in the comparable period in 2019. The decrease is primarily attributable to lower interest rates and a decrease in inventory levels.

NON-INTEREST EXPENSES

For the three months ended June 30, 2020, Institutional Group non-interest expenses increased 36.2% to $315.0 million from $231.3 million for the comparable period in 2019. For the six months ended June 30, 2020, Institutional Group non-interest expenses increased 31.5% to $605.5 million from $460.4 million during the comparable period in 2019.

Compensation and benefits – For the three months ended June 30, 2020, compensation and benefits expense increased 55.0% to $241.4 million from $155.8 million during the comparable period in 2019. For the six months ended June 30, 2020, compensation and benefits expense increased 41.9% to $447.4 million from $315.2 million during the comparable period in 2019.

Compensation and benefits expense as a percentage of net revenues was 60.6% and 61.3% for the three and six months ended June 30, 2020, respectively, compared to 57.6% and 59.3% for comparable periods in 2019, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2020, occupancy and equipment rental expense increased 18.6% to $16.0 million from $13.5 million during the comparable period in 2019. For the six months ended June 30, 2020, occupancy and equipment rental expense increased 26.4% to $32.7 million from $25.9 million during the comparable period in 2019. The increase is primarily attributable to higher rent expense.

Communications and office supplies – For the three months ended June 30, 2020, communications and office supplies expense increased 35.8% to $23.0 million from $16.9 million during the comparable period in 2019. For the six months ended June 30, 2020, communications and office supplies expense increased 27.5% to $44.3 million from $34.7 million during the comparable period in 2019. The increase is primarily attributable to higher communication and quote equipment expenses.

Commissions and floor brokerage – For the three months ended June 30, 2020, commissions and floor brokerage expense increased 62.2% to $9.3 million from $5.8 million during the comparable period in 2019. For the six months ended June 30, 2020, commissions and floor brokerage expense increased 58.9% to $18.9 million from $11.9 million during the comparable period in 2019. The increase is primarily attributable to higher volumes.

Other operating expenses – For the three months ended June 30, 2020, other operating expenses decreased 35.7% to $25.3 million from $39.3 million during the comparable period in 2019. For the six months ended June 30, 2020, other operating expenses decreased 14.4% to $62.2 million from $72.7 million during the comparable period in 2019. The decrease was primarily attributable to a decrease in conference and travel costs, partially offset by an increase in settlement and legal costs.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2020, income before income taxes for the Institutional Group segment increased 111.3% to $83.0 million from $39.3 million during the comparable period in 2019. For the six months ended June 30, 2020, income before income taxes for the Institutional Group segment increased 74.5% to $124.8 million from $71.5 million during the comparable period in 2019.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 20.9% for the three months ended June 30, 2020 from 14.5% during the comparable period in 2019 as a result of higher revenues, partially offset by an increase in expenses.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 17.1% for the six months ended June 30, 2020 from 13.4% during the comparable period in 2019 as a result of higher revenues, partially offset by an increase in expenses.

Results of Operations – Other Segment

Three and Six months ended June 30, 2020 Compared with Three and Six months ended June 30, 2019

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net revenues	$(8,061)	$(2,248)	(258.6)	$(10,221)	$(3,724)	(174.5)
Non-interest expenses:
Compensation and benefits	47,462	48,760	(2.7)	120,283	99,991	20.3
Other operating expenses	40,891	32,664	25.2	86,711	68,842	26.0
Total non-interest expenses	88,353	81,424	8.5	206,994	168,833	22.6
Loss before income taxes	$(96,414)	$(83,672)	15.2%	$(217,215)	$(172,557)	25.9%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$9,710	$3,304	193.9	$16,137	$7,236	123.0
Other operating expenses	6,548	6,924	(5.4)	13,453	11,182	20.3
Total non-interest expenses	$16,258	$10,228	59.0%	$29,590	$18,418	60.7%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$37,752	$45,456	(16.9)	$104,146	$92,755	12.3
Other operating expenses	34,343	25,740	33.4	73,258	57,660	27.1
Total non-interest expenses	$72,095	$71,196	1.3%	$177,404	$150,415	17.9%

Non-interest expenses for the three months ended June 30, 2020 increased 1.3% from the comparable period in 2019. The increase consisted of a 16.9% decrease in compensation and benefits and a 33.4% increase in other operating expenses. Non-interest expenses for the six months ended June 30, 2020 increased 17.9% from the comparable period in 2019. The increase consisted of a 12.3% increase in compensation and benefits and a 27.1% increase in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2020, our total assets increased 4.1% to $25.6 billion from $24.6 billion at December 31, 2019. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2020, our liabilities were comprised primarily of deposits of $16.3 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.4 billion, Federal Home Loan Bank advances of $323.0 million, payables to customers of $982.5 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.1 billion, accrued employee compensation of $375.9 million, and trust preferred securities of $60.0 million. To meet our obligations to clients and operating needs, we had $1.8 billion in cash and cash equivalents at June 30, 2020. We also had highly liquid assets consisting of held-to-maturity securities of $3.1 billion, available-for-sale securities of $3.2 billion, client brokerage receivables of $1.0 billion, and financial instruments of $846.2 million.

Cash Flow

Cash, cash equivalents, and restricted cash increased $649.2 million to $1.8 billion at June 30, 2020, from $1.1 billion at December 31, 2019. Operating activities provided cash of $900.0 million. Investing activities used cash of $1.1 billion due to investment securities purchases, the growth of the loan portfolio, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the proceeds received from the sale of ZCM. Financing activities provided cash of $795.9 million principally due to an increase in bank deposits and proceeds received from the issuance of senior notes and preferred stock, partially offset by a decrease in securities loaned, share repurchases, and dividends paid on our common and preferred stock.

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

Our bank assets consist principally of available-for-sale and held-to-maturity securities, retained loans, and cash and cash equivalents. Stifel Bancorp’s current liquidity needs are generally met through deposits from brokerage clients and equity capital. We monitor the liquidity of our bank subsidiaries daily to ensure their ability to meet customer deposit withdrawals, maintain reserve requirements, and support asset growth.

As of June 30, 2020, we had $25.6 billion in assets, $10.0 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2020	December 31, 2019	Average Conversion
Cash and cash equivalents	$1,791,755	$1,142,596
Receivables from brokers, dealers, and clearing organizations	583,458	627,790	5 days
Securities purchased under agreements to resell	446,766	385,008	1 day
Financial instruments owned at fair value	836,432	963,606	3 days
Available-for-sale securities at fair value	3,172,489	3,254,737	3 days
Held-to-maturity securities at amortized cost	3,085,790	2,856,219	4 days
Investments	34,390	49,980	10 days
Total cash and assets readily convertible to cash	$9,951,080	$9,279,936

As of June 30, 2020 and December 31, 2019, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2020		December 31, 2019
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$126,994	$—	$98,250	$—
Financial instruments owned at fair value	219,888	219,888	391,634	391,634
Investment portfolio (AFS & HTM)	—	1,370,368	—	1,617,688
	$346,882	$1,590,256	$489,884	$2,009,322

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In January 2020, the Board of Directors approved the increase of an additional 4.9 million shares, bringing the authorized share repurchase amount to 10.0 million shares. At June 30, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Share repurchases during the three months ended June 30, 2020 were immaterial.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements, and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions, and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 56.

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

At June 30, 2020, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2020, available cash and highly liquid investments comprised approximately 20% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.8 billion of cash and cash equivalents at June 30, 2020, compared to $1.1 billion at December 31, 2019. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $3.2 billion in available-for-sale investment securities at June 30, 2020, compared to $3.3 billion at December 31, 2019. As of June 30, 2020, the weighted-average life of the investment securities portfolio was approximately 0.9 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2020, we had $16.3 billion in deposits compared to $15.3 billion at December 31, 2019. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at June 30, 2020, totaled $835.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the six months ended June 30, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2020, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $323.0 million as of June 30, 2020 are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2020 on these advances is 1.09% and 1.44%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2020, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2021 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300.0 million at variable rates of interest. At June 30, 2020, we had no advances on the Stifel Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $2.9 billion at June 30, 2020 and $59.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2020, outstanding FHLB advances were $323.0 million. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.1 billion with the Fed’s discount window at June 30, 2020. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $15.3 billion at June 30, 2020.

Public Offering of Senior Notes – On July 15, 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.25% senior notes due July 2024 (the “2014 Notes”). Interest on the 2014 Notes is payable semi-annually in arrears. We may redeem the 2014 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2014, we received a BBB- rating on the 2014 Notes.

On December 1, 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “December 2015 Notes”). Interest on the December 2015 Notes is payable semi-annually in arrears in December and June. We may redeem the December 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In December 2015, we received a BBB- rating on the 2015 Notes.

On July 11, 2016, the Company completed the pricing of an additional $200.0 million in aggregate principal amount of the Company’s 2014 Notes. The 2014 Notes mature in July 2024 and bear interest at 4.25%, payable semi-annually in arrears in January and July.

On October 4, 2017, we completed the pricing of a registered underwritten public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears in January, April, July, and October. On or after October 15, 2022, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option. In October 2017, we received a BBB- rating on the 2017 Notes.

On May 20, 2020, we sold in a registered underwritten public offering, $400.0 million in aggregate principal amount of 4.00% senior notes due May 2030. Interest on these senior notes is payable semi-annually in arrears in May and November. We may redeem the notes in whole or in part, at our option, at a redemption price equal to the greater of a) 100% of their principal amount or b) discounted present value at Treasury rate plus 50 basis points prior to February 15, 2030, and on or after February 15, 2030, at 100% of their principal amount, and accrued and unpaid interest, if any, to the date of redemption. In May 2020, we received a BBB- rating on the notes.

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

On May 19, 2020, the Company completed an underwritten registered public offering of $225 million 6.125% Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred), which included the sale of $25.0 million of Series C Preferred pursuant to an over-allotment option.

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

Use of Capital Resources

We have paid $70.5 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2020. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2020, and the years ended December 31, 2021, 2022, 2023, 2024, and thereafter are $74.2 million, $94.1 million, $83.7 million, $74.0 million, $61.7 million, and $155.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At June 30, 2020, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 14.5 million, of which 12.6 million were unvested. At June 30, 2020, there was unrecognized compensation cost for deferred awards of approximately $553.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2020, and the years ended December 31, 2021, 2022, 2023, 2024, and thereafter are $79.0 million, $141.9 million, $126.1 million, $94.1 million, $65.4 million, and $47.0 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2020, Stifel had net capital of $449.4 million, which was 37.0% of aggregate debit items and $425.2 million in excess of its minimum required net capital. At June 30, 2020, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2020, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2020, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At June 30, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Also included in the allowance for credit losses are qualitative reserves to cover losses that are expected but, in our company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

We have been affected, and expect to continue to be affected, by market stress resulting from the COVID-19 pandemic that began in the first quarter of 2020. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 56.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2020, and the daily VaR at June 30, 2020 and December 31, 2019 (in thousands):

	Six Months Ended June 30, 2020			VAR Calculation at
	High	Low	Daily Average	June 30, 2020	December 31, 2019
Daily VaR	$14,960	$1,482	$4,564	$6,829	$2,162

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

The following table illustrates the estimated change in net interest margin at June 30, 2020, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	17.3%
+100	8.9
0	—
-100	(7.1)
-200	(7.7)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2020 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$7,259,411	$502,013	$2,264,864	$1,111,560
Securities	5,030,447	203,844	753,468	307,897
Interest-bearing cash	552,992	—	—	—
	$12,842,850	$705,857	$3,018,332	$1,419,457
Interest-bearing liabilities:
Transaction accounts and savings	$15,879,137	$—	$—	$—
Certificates of deposit	79,001	42,584	39,034	—
Borrowings	73,000	250,000	—	—
	$16,031,138	$292,584	$39,034	$—
GAP	(3,188,288)	413,273	2,979,298	1,419,457
Cumulative GAP	$(3,188,288)	$(2,775,015)	$204,283	$1,623,740

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion, and the fair value of the collateral that had been sold or repledged was $219.9 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2020 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2020.

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

The coronavirus disease (COVID-19) pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption, or whether additional measures will be taken. If the pandemic is prolonged, or if the actions of governments and central banks are unsuccessful or are not extended or maintained, the adverse impact on the global economy could further deepen, and our results of operations and financial condition in future quarters will be adversely affected.

Towards the end of the first quarter of 2020 and continuing through the second quarter of 2020 and into the third quarter, the pandemic impacted each of our business segments and such impact will likely be greater in future quarters if current conditions persist or worsen (e.g., decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, market volatility and reduced investment banking advisory activity). This resulted in significant decreases in the valuation of loans and commitments, investments and certain classes of trading assets, an increase in the allowance for credit losses, reduced net interest income, and reduced investment banking advisory fees. At the same time, increased revenues that we have realized for certain products related to high levels of client trading activity may not be replicated in future quarters.

Until the impact of the pandemic subsides, we expect to experience reduced client activity and demand for our products and services and higher credit and valuation losses in our loan, commitment and investment portfolios.  We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on capital and liquidity and possible reductions in our regulatory capital and liquidity ratios, as well as a higher cost of capital, and possible changes or downgrades to our credit ratings. In addition, the sharp decline in interest rates has further, and we expect will continue to, decrease interest margins in our lending businesses. A continued slowdown of commercial activity would cause overall investment banking revenues to decline and the decline in assets under management and client balances will also further reduce asset management and service revenues.

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

While the COVID-19 pandemic negatively impacted our results of operations in the first six months of 2020 and is likely to continue to do so, the extent to which it, and the related global economic crisis, affect our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our customers, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.  Even after the pandemic subsides, it is possible that the U.S. and other major economies will continue to experience a prolonged recession, which we expect would materially and adversely affect our businesses, results of operations and financial condition.

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

Continued market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. Although trading volume has increased in the first six months of 2020 due primarily to market volatility as a result of the COVID-19 pandemic, such increased volume may not be replicated in future periods. Moreover, we could experience a material reduction in trading volume and lower securities prices in future periods, which would result in lower brokerage revenues, including losses on trading inventory. The fair values of certain of our investments have been and may continue to be negatively impacted, resulting in unrealized or realized losses on such investments.

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

Our investment banking revenue, in the form of advisory services and underwriting, is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces our investment banking revenues. Reduced expectations for, or further declines in, the U.S. and global economic outlook could cause financial market activity to decrease and negatively affect our investment banking revenues.

In addition to the business risks set forth in the previous risk factor, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, including, among other things, challenges to global trade or travel due to the continued spread of COVID-19 and any widening of the effect of the pandemic associated therewith, political and financial uncertainty in the United States and the European Union, renewed concern about the U.S. and other major economies, domestic and international political or social unrest (including related protests or disturbances), the reduction in business activity leading to a decrease in global demand for oil and natural gas and the resulting historically low prices for these commodities and complications involving terrorism and armed conflicts around the world. In particular, as it relates to COVID-19 and the associated pandemic, the extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2020. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2020	10,000	$35.67	10,000	8,861,000
May 1 - 31, 2020	—	—	—	8,861,000
June 1 - 30, 2020	—	—	—	8,861,000
	10,000	$35.67	10,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3	Certificate of Designations of 6.125% Preferred Stock, Series C, incorporated by reference to Exhibit 7 of Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.1	Deposit Agreement, dated May 19, 2020, incorporated by reference to Exhibit 8 of Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.2

Form of depositary receipt representing the Depositary Shares (included as Exhibit A to the Deposit Agreement dated May 19, 2020), incorporated by reference to Exhibit 4.3 of Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

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

101 104

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

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

Date:  August 6, 2020