Form 10-Q
period 2020-09-30
STIFEL FINANCIAL CORP
filed 2020-11-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - November 2, 2020
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	68,669,327
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF-PA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2020	December 31, 2019
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$1,716,570	$1,142,596
Cash segregated for regulatory purposes	154,374	131,374
Receivables:
Brokerage clients, net	1,054,659	1,351,786
Brokers, dealers, and clearing organizations	444,685	627,790
Securities purchased under agreements to resell	436,860	385,008
Financial instruments owned, at fair value	819,715	972,932
Available-for-sale securities, at fair value	2,824,258	3,254,737
Held-to-maturity securities, at amortized cost	3,397,713	2,856,219
Loans:
Held for investment, net	10,650,760	9,624,042
Held for sale, at lower of cost or market	281,475	389,693
Investments, at fair value	108,412	79,972
Fixed assets, net	936,911	1,107,928
Goodwill	1,181,998	1,194,074
Intangible assets, net	145,472	161,773
Loans and advances to financial advisors and other employees, net	582,105	525,332
Deferred tax assets, net	107,775	104,380
Other assets	705,440	700,589
Total assets	$25,549,182	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	September 30, 2020	December 31, 2019
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$1,027,828	$740,444
Brokers, dealers, and clearing organizations	157,353	712,291
Drafts	90,698	119,758
Securities sold under agreements to repurchase	182,271	391,634
Bank deposits	16,400,001	15,332,581
Financial instruments sold, but not yet purchased, at fair value	599,934	662,852
Accrued compensation	476,836	507,009
Accounts payable and accrued expenses	1,111,569	1,146,856
Federal Home Loan Bank advances	—	250,000
Senior notes	1,412,005	1,017,010
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	21,518,495	20,940,435

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 21,400 and 12,400 shares, respectively	535,000	310,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 74,441,197 and 74,441,113 shares, respectively	11,166	11,166
Additional paid-in-capital	1,878,042	1,909,286
Retained earnings	1,913,682	1,715,704
Accumulated other comprehensive income/(loss)	8,079	(11,705)
Treasury stock, at cost, 5,830,670 and 6,113,084 shares, respectively	(315,282)	(319,660)
Total Stifel Financial Corp. shareholders’ equity	4,030,687	3,614,791
Non-controlling interests	—	54,999
Total equity	4,030,687	3,669,790
Total liabilities and equity	$25,549,182	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Commissions	$172,654	$163,920	$560,780	$484,350
Principal transactions	140,883	97,847	445,566	298,343
Investment banking	218,134	198,790	614,637	540,247
Asset management and service fees	230,782	217,628	667,496	624,066
Interest	114,411	178,784	403,956	557,795
Other income	20,258	8,747	50,979	34,461
Total revenues	897,122	865,716	2,743,414	2,539,262
Interest expense	13,822	44,144	51,263	146,483
Net revenues	883,300	821,572	2,692,151	2,392,779
Non-interest expenses:
Compensation and benefits	533,638	486,160	1,657,991	1,411,135
Occupancy and equipment rental	68,598	58,649	200,935	178,566
Communications and office supplies	40,123	36,817	124,293	107,583
Commissions and floor brokerage	13,254	10,542	43,273	32,506
Provision for credit losses	(1,353)	929	33,925	5,565
Other operating expenses	70,647	77,721	215,275	220,879
Total non-interest expenses	724,907	670,818	2,275,692	1,956,234
Income from operations before income tax expense	158,393	150,754	416,459	436,545
Provision for income taxes	37,866	40,632	101,456	117,227
Net income	120,527	110,122	315,003	319,318
Net income applicable to non-controlling interests	—	708	—	1,612
Net income applicable to Stifel Financial Corp.	120,527	109,414	315,003	317,706
Preferred dividends	9,897	4,844	19,584	12,476
Net income available to common shareholders	$110,630	$104,570	$295,419	$305,230

Earnings per common share:
Basic	$1.57	$1.47	$4.17	$4.21
Diluted	$1.46	$1.34	$3.90	$3.87

Cash dividends declared per common share	$0.17	$0.15	$0.51	$0.45

Weighted-average number of common shares outstanding:
Basic	70,627	71,197	70,814	72,512
Diluted	75,850	78,144	75,712	78,826

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income	$120,527	$110,122	$315,003	$319,318
Other comprehensive income, net of tax: (1)
Changes in unrealized gains on available-for-sale securities (2) (3)	19,123	16,344	22,467	58,428
Changes in unrealized losses on cash flow hedging instruments (4)	(2,968)	(477)	(651)	(4,260)
Foreign currency translation adjustment	7,946	(4,106)	(2,032)	(5,239)
Total other comprehensive income, net of tax	24,101	11,761	19,784	48,929
Comprehensive income	144,628	121,883	334,787	368,247
Net income attributable to non-controlling interest	—	708	—	1,612
Comprehensive income applicable to Stifel Financial Corp.	$144,628	$121,175	$334,787	$366,635

(1)

Net of tax expense of $7.6 million and $4.4 million for the three months ended September 30, 2020 and 2019, respectively. Net of tax expense of $6.4 million and $18.1 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)

There were no reclassifications to earnings for the three months ended September 30, 2020. Net of reclassifications to earnings of realized losses of $0.3 million for the nine months ended September 30, 2020. Reclassifications to earnings during the three months ended September 30, 2019 were immaterial. Net of reclassifications to earnings of realized losses of $0.2 million for the nine months ended September 30, 2019.

(3)

As part of the adoption of ASU 2019-04, in the third quarter of 2019, the Company made a one-time election to transfer a portion of its held-to-maturity securities to available-for-sale. The transfer resulted in a net of tax increase to accumulated other comprehensive income of $17.9 million.

(4)

Reclassifications to earnings were immaterial for the three and nine months ended September 30, 2020. Amounts are net of reclassifications to earnings of gains of $0.6 million and $2.9 million for the three and nine months ended September 30, 2019, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
($ in thousands, except per share amounts)	2020	2019
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$535,000	$310,000
Issuance of preferred stock	—	—
Balance, end of period	535,000	310,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	11,166
Issuance of common stock	—	—
Balance, end of period	11,166	11,166
Additional paid-in-capital:
Balance, beginning of period	1,853,191	1,867,209
Unit amortization, net of forfeitures	28,101	26,300
Distributions under employee plans	(3,403)	(3,708)
Issuance of preferred stock	15	—
Other	138	14
Balance, end of period	1,878,042	1,889,815
Retained earnings:
Balance, beginning of period	1,818,335	1,512,702
Net income	120,527	110,122
Dividends declared:
Common	(14,042)	(12,572)
Preferred	(9,897)	(4,844)
Distributions under employee plans	(302)	(478)
Cumulative adjustments for accounting changes (1)	—	(395)
Other	(939)	(709)
Balance, end of period	1,913,682	1,603,826
Accumulated other comprehensive income/(loss):
Balance, beginning of period	(16,022)	(35,355)
Unrealized gains on securities, net of tax	19,123	16,344
Unrealized losses on cash flow hedging activities, net of tax	(2,968)	(477)
Foreign currency translation adjustment, net of tax	7,946	(4,106)
Balance, end of period	8,079	(23,594)
Treasury stock, at cost:
Balance, beginning of period	(317,610)	(236,596)
Common stock issued under employee plans	2,328	2,566
Common stock repurchased	—	(55,468)
Balance, end of period	(315,282)	(289,498)
Total Stifel Financial Corp. Shareholders' Equity	4,030,687	3,501,715
Non-controlling interests:
Balance, beginning of period	—	56,296
Net income applicable to non-controlling interests	—	708
Distributions to non-controlling interest holders	—	(971)
Balance, end of period	—	56,033
Total Shareholders' Equity	$4,030,687	$3,557,748

(1)    Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2020 and 2019. See Note 2 to the consolidated financial statements for further information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
($ in thousands, except per share amounts)	2020	2019
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$310,000	$150,000
Issuance of preferred stock	225,000	160,000
Balance, end of period	535,000	310,000
Common stock, par value $0.15 per share:
Balance, beginning of period	11,166	11,166
Issuance of common stock	—	—
Balance, end of period	11,166	11,166
Additional paid-in-capital:
Balance, beginning of period	1,909,286	1,893,304
Unit amortization, net of forfeitures	88,717	86,388
Distributions under employee plans	(113,389)	(84,902)
Issuance of preferred stock	(7,005)	(5,012)
Dividends declared to equity-award holders	350	—
Other	83	37
Balance, end of period	1,878,042	1,889,815
Retained earnings:
Balance, beginning of period	1,715,704	1,366,503
Net income	315,003	319,318
Dividends declared:
Common	(42,980)	(38,249)
Preferred	(19,584)	(12,476)
Distributions under employee plans	(47,813)	(18,770)
Cumulative adjustments for accounting changes (1)	(7,772)	(11,204)
Other	1,124	(1,296)
Balance, end of period	1,913,682	1,603,826
Accumulated other comprehensive income/(loss):
Balance, beginning of period	(11,705)	(72,523)
Unrealized gains on securities, net of tax	22,467	58,428
Unrealized losses on cash flow hedging activities, net of tax	(651)	(4,260)
Foreign currency translation adjustment, net of tax	(2,032)	(5,239)
Balance, end of period	8,079	(23,594)
Treasury stock, at cost:
Balance, beginning of period	(319,660)	(180,857)
Common stock issued under employee plans	60,895	71,793
Common stock repurchased	(56,517)	(180,434)
Balance, end of period	(315,282)	(289,498)
Total Stifel Financial Corp. Shareholders' Equity	4,030,687	3,501,715
Non-controlling interests:
Balance, beginning of period	54,999	30,000
Net income applicable to non-controlling interests	—	1,612
Capital contributions from non-controlling interest holders	—	26,800
Distributions to non-controlling interest holders	—	(2,379)
Deconsolidation of non-controlling interest	(54,999)	—
Balance, end of period	—	56,033
Total Shareholders' Equity	$4,030,687	$3,557,748
(1)	Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during 2020 and 2019. See Note 2 to the consolidated financial statements for further information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$315,003	$319,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,659	28,930
Amortization of loans and advances to financial advisors and other employees	76,728	69,286
Amortization of premium on investment portfolio	15,516	26,687
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	35,066	5,837
Amortization of intangible assets	14,489	10,960
Deferred income taxes	(8,973)	(13,573)
Stock-based compensation	80,987	78,329
(Gains)/losses on sale of investments	22,828	(1,279)
Other, net	(7,926)	(32,062)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	297,127	(194,655)
Brokers, dealers, and clearing organizations	183,105	(156,658)
Securities purchased under agreements to resell	(51,852)	75,851
Financial instruments owned, including those pledged	153,217	110,240
Loans originated as held for sale	(2,013,038)	(1,293,650)
Proceeds from mortgages held for sale	2,141,691	1,255,823
Loans and advances to financial advisors and other employees	(138,020)	(147,144)
Other assets	64,572	(41,002)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	287,384	69,761
Brokers, dealers, and clearing organizations	(33,956)	56,711
Drafts	(29,060)	(20,072)
Financial instruments sold, but not yet purchased	(62,918)	(41,565)
Other liabilities and accrued expenses	(37,105)	(132,768)
Net cash provided by operating activities	$1,334,524	$33,305

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, sales, calls, and maturities of available-for-sale securities	$781,922	$1,034,741
Calls and principal paydowns of held-to-maturity securities	155,784	456,804
Sale of other real estate owned	—	7,300
Sale or maturity of investments	2,252	4,263
Disposition of business	37,000	—
Increase in loans held for investment, net	(1,075,568)	(592,547)
Payments for:
Purchase of fixed assets	(70,532)	(116,307)
Purchase of available-for-sale securities	(628,660)	(239,155)
Purchase of held-to-maturity securities	(384,700)	(243,335)
Purchase of investments	(21,317)	(9,100)
Acquisitions, net of cash received	(280)	(136,196)
Net cash (used in)/provided by investing activities	(1,204,099)	166,468
Cash Flows From Financing Activities:
Repayments of borrowings, net	—	(62,810)
Repayments of Federal Home Loan Bank advances, net	(250,000)	(290,000)
Payment of contingent consideration	(22,285)	(6,925)
(Decrease)/increase in securities sold under agreements to repurchase	(209,363)	5,189
Increase/(decrease) in bank deposits, net	1,067,420	(1,026,967)
(Decrease)/increase in securities loaned	(520,982)	124,707
Tax payments related to shares withheld for stock-based compensation plans	(70,754)	(30,425)
Proceeds from preferred stock issuance, net	217,995	154,988
Proceeds from issuance of senior notes, net	393,940	—
Proceeds from non-controlling interests	—	26,800
Repurchase of common stock	(56,517)	(180,434)
Cash dividends on preferred stock	(18,972)	(12,476)
Cash dividends paid to common stock and equity-award holders	(34,800)	(31,697)
Cash paid to employees upon settlement of equity awards	(27,101)	—
Other	—	(2,379)
Net cash provided by/(used in) financing activities	468,581	(1,332,429)
Effect of exchange rate changes on cash	(2,032)	(5,198)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	596,974	(1,137,854)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	1,273,970	2,069,374
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,870,944	$931,520
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$112,190	$110,907
Cash paid for interest	66,974	149,984
Noncash financing activities:
Unit grants, net of forfeitures	117,801	128,539

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,716,570	$1,142,596
Cash segregated for regulatory purposes	154,374	131,374
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,870,944	$1,273,970

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

We determine whether we are the primary beneficiary of a variable interest entity (“VIE”) by performing an analysis of the VIE’s control structure, expected benefits and losses, and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb benefits or losses, variability, related party relationships, and the design of the VIE. We reassess our evaluation of whether an entity is a VIE when certain reconsideration events occur. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances. See Note 24 for additional information on VIEs.

Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

During the nine months ended September 30, 2020, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments − Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)” on January 1, 2020. This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (CECL) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL replaces the loss model currently applicable to bank loans, held-to-maturity securities, and other receivables carried at amortized cost. These credit loss policy updates are applied prospectively in our consolidated financial statements from January 1, 2020.

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

Also included in the allowance for loan losses are qualitative reserves to cover losses that are expected but, in our company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data. As a result of the uncertainty inherent in the quantitative models, other quantitative and qualitative factors are considered in adjusting allowance amounts including, but not limited to the following: model imprecision, imprecision in macroeconomic scenario forecasts or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2020 and December 31, 2019, included (in thousands):

	September 30, 2020	December 31, 2019
Receivables from clearing organizations	$208,361	$471,122
Deposits paid for securities borrowed	178,517	135,373
Securities failed to deliver	57,807	21,295
	$444,685	$627,790

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2020 and December 31, 2019, included (in thousands):

	September 30, 2020	December 31, 2019
Deposits received from securities loaned	$87,352	$608,333
Securities failed to receive	52,322	25,256
Payable to clearing organizations	17,679	78,702
	$157,353	$712,291

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$106,207	$—	$25,734	$—
Mutual funds	6,152	—	7,875	—
Private equity funds	1,538	1,203	2,288	1,203
Partnership interests	3,221	895	3,058	953
Total	$117,118	$2,098	$38,955	$2,156

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, are presented below (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$42,444	$42,444	$—	$—
U.S. government agency securities	117,805	—	117,805	—
Mortgage-backed securities:
Agency	215,333	—	215,333	—
Non-agency	1,197	—	1,197	—
Asset-backed securities	44	—	35	9
Corporate securities:
Fixed income securities	219,734	1,167	218,567	—
Equity securities	71,387	67,093	4,294	—
Sovereign debt	3,069	—	3,069	—
State and municipal securities	143,201	—	143,201	—
Loans	5,501	—	—	5,501
Total financial instruments owned	819,715	110,704	703,501	5,510
Available-for-sale securities:
U.S. government agency securities	4,630	—	4,630	—
State and municipal securities	2,459	—	2,459	—
Mortgage-backed securities:
Agency	682,174	—	682,174	—
Commercial	97,821	—	97,821	—
Non-agency	6,779	—	6,779	—
Corporate fixed income securities	605,555	—	605,555	—
Asset-backed securities	1,424,840	—	1,424,840	—
Total available-for-sale securities	2,824,258	—	2,824,258	—
Investments:
Corporate equity securities	24,925	23,865	—	1,060
Auction rate securities:
Equity securities	12,615	—	—	12,615
Municipal securities	183	—	—	183
Other	59,778	9,749	15,028	35,001
Investments in funds and partnerships measured at NAV	10,911
Total investments	108,412	33,614	15,028	48,859
Cash equivalents measured at NAV	106,207
	$3,858,592	$144,318	$3,542,787	$54,369

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$220,510	$220,510	$—	$—
U.S. government agency securities	6,265	—	6,265	—
Agency mortgage-backed securities	135,005	—	135,005	—
Corporate securities:
Fixed income securities	177,744	1,495	176,249	—
Equity securities	42,017	42,017	—	—
Sovereign debt	18,393	—	18,393	—
Total financial instruments sold, but not yet purchased	$599,934	$264,022	$335,912	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, are presented below (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,266	$9,266	$—	$—
U.S. government agency securities	66,881	—	66,881	—
Mortgage-backed securities:
Agency	388,856	—	388,856	—
Non-agency	5,155	—	5,155	—
Asset-backed securities	28,385	—	28,210	175
Corporate securities:
Fixed income securities	250,783	872	249,911	—
Equity securities	64,009	61,579	2,430	—
Sovereign debt	12,403	—	12,403	—
State and municipal securities	137,211	—	137,211	—
Loans	9,983	—	832	9,151
Total financial instruments owned	972,932	71,717	891,889	9,326
Available-for-sale securities:
U.S. government agency securities	5,067	—	5,067	—
State and municipal securities	24,297	—	24,297	—
Mortgage-backed securities:
Agency	837,878	—	837,878	—
Commercial	109,537	—	109,537	—
Non-agency	9,758	—	9,758	—
Corporate fixed income securities	675,311	—	675,311	—
Asset-backed securities	1,592,889	—	1,592,889	—
Total available-for-sale securities	3,254,737	—	3,254,737	—
Investments:
Corporate equity securities	35,083	34,023	—	1,060
Auction rate securities:
Equity securities	14,243	—	—	14,243
Municipal securities	654	—	470	184
Other	16,771	9,905	6,013	853
Investments in funds and partnerships measured at NAV	13,221
Total investments	79,972	43,928	6,483	16,340
Cash equivalents measured at NAV	25,734
Derivative contracts (1)	1,086	—	1,086	—
	$4,334,461	$115,645	$4,154,195	$25,666

(1)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$243,570	$243,570	$—	$—
U.S. government agency securities	1,000	—	1,000	—
Agency mortgage-backed securities	231,909	—	231,909	—
Corporate securities:
Fixed income securities	140,100	633	139,467	—
Equity securities	32,047	32,047	—	—
Sovereign debt	13,271	—	13,271	—
Loans	955	—	—	955
Total financial instruments sold, but not yet purchased	$662,852	$276,250	$385,647	$955

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020
	Financial instruments owned		Investments
	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at June 30, 2020	$175	$9,611	$1,060	$12,621	$183	$35,001
Unrealized gains/(losses)	(166)	690	—	(6)	—	—
Purchases	—	667	—	—	—	—
Sales	—	(4,467)	—	—	—	—
Redemptions	—	(1,000)	—	—	—	—
Net change	(166)	(4,110)	—	(6)	—	—
Balance at September 30, 2020	$9	$5,501	$1,060	$12,615	$183	$35,001

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2020 (in thousands):

	Nine Months Ended September 30, 2020
	Financial instruments owned		Investments
	Asset-Backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2019	$175	$9,151	$1,060	$14,243	$184	$853
Unrealized losses	(166)	(2,923)	—	(1,628)	(1)	(478)
Purchases	—	7,748	—	—	—	—
Sales	—	(7,472)	—	—	—	(20)
Redemptions	—	(1,003)	—	—	—	—
Transfers into Level 3	—	—	—	—	—	34,646
Net change	(166)	(3,650)	—	(1,628)	(1)	34,148
Balance at September 30, 2020	$9	$5,501	$1,060	$12,615	$183	$35,001

The change in fair value associated with Level 3 financial instruments sold, but not yet purchased during the nine months ended September 30, 2020 is attributable to purchases, partially offset by unrealized losses and sales.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2020, relating to Level 3 assets still held at September 30, 2020, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2020 and December 31, 2019, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,716,570	$1,716,570	$1,142,596	$1,142,596
Cash segregated for regulatory purposes	154,374	154,374	131,374	131,374
Securities purchased under agreements to resell	436,860	436,860	385,008	385,008
Financial instruments owned	819,715	819,715	972,932	972,932
Available-for-sale securities	2,824,258	2,824,258	3,254,737	3,254,737
Held-to-maturity securities	3,397,713	3,335,033	2,856,219	2,827,883
Bank loans	10,650,760	10,721,120	9,624,042	9,801,986
Loans held for sale	281,475	281,475	389,693	389,693
Investments	108,412	108,412	79,972	79,972
Derivative contracts (1)	—	—	1,086	1,086
Financial liabilities:
Securities sold under agreements to repurchase	$182,271	$182,271	$391,634	$391,634
Bank deposits	16,400,001	16,198,251	15,332,581	14,467,894
Financial instruments sold, but not yet purchased	599,934	599,934	662,852	662,852
Federal Home Loan Bank advances	—	—	250,000	250,000
Senior notes	1,412,005	1,560,013	1,017,010	1,069,425
Debentures to Stifel Financial Capital Trusts	60,000	39,338	60,000	45,847

(1)	Included in other assets in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,610,363	$1,610,363	$—	$—
Cash segregated for regulatory purposes	154,374	154,374	—	—
Securities purchased under agreements to resell	436,860	337,095	99,765	—
Held-to-maturity securities	3,335,033	—	3,179,239	155,794
Bank loans	10,721,120	—	10,721,120	—
Loans held for sale	281,475	—	281,475	—
Financial liabilities:
Securities sold under agreements to repurchase	$182,271	$—	$182,271	$—
Bank deposits	16,198,251	—	16,198,251	—
Senior notes	1,560,013	1,560,013	—	—
Debentures to Stifel Financial Capital Trusts	39,338	—	—	39,338

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,116,862	$1,116,862	$—	$—
Cash segregated for regulatory purposes	131,374	131,374	—	—
Securities purchased under agreements to resell	385,008	342,132	42,876	—
Held-to-maturity securities	2,827,883	—	2,666,773	161,110
Bank loans	9,801,986	—	9,801,986	—
Loans held for sale	389,693	—	389,693	—
Financial liabilities:
Securities sold under agreements to repurchase	$391,634	$22,205	$369,429	$—
Bank deposits	14,467,894	—	14,467,894	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Senior notes	1,069,425	1,069,425	—	—
Debentures to Stifel Financial Capital Trusts	45,847	—	—	45,847

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2020 and December 31, 2019.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2020 and December 31, 2019 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2020 and December 31, 2019 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
Financial instruments owned:
U.S. government securities	$42,444	$9,266
U.S. government agency securities	117,805	66,881
Mortgage-backed securities:
Agency	215,333	388,856
Non-agency	1,197	5,155
Asset-backed securities	44	28,385
Corporate securities:
Fixed income securities	219,734	250,783
Equity securities	71,387	64,009
Sovereign debt	3,069	12,403
State and municipal securities	143,201	137,211
Loans	5,501	9,983
	$819,715	$972,932
Financial instruments sold, but not yet purchased:
U.S. government securities	$220,510	$243,570
U.S. government agency securities	6,265	1,000
Agency mortgage-backed securities	135,005	231,909
Corporate securities:
Fixed income securities	177,744	140,100
Equity securities	42,017	32,047
Sovereign debt	18,393	13,271
Loans	—	955
	$599,934	$662,852

At September 30, 2020 and December 31, 2019, financial instruments owned in the amount of $167.0 million and $511.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,540	$90	$—	$4,630
State and municipal securities	2,401	58	—	2,459
Mortgage-backed securities:
Agency	664,899	17,491	(216)	682,174
Commercial	93,864	3,957	—	97,821
Non-agency	6,793	70	(84)	6,779
Corporate fixed income securities	581,249	24,349	(43)	605,555
Asset-backed securities	1,438,951	3,502	(17,613)	1,424,840
	$2,792,697	$49,517	$(17,956)	$2,824,258
Held-to-maturity securities (2)
Asset-backed securities	$3,397,713	$3,415	$(66,095)	$3,335,033

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$5,028	$39	$—	$5,067
State and municipal securities	24,198	99	—	24,297
Mortgage-backed securities:
Agency	840,659	3,070	(5,851)	837,878
Commercial	109,982	269	(714)	109,537
Non-agency	9,731	50	(23)	9,758
Corporate fixed income securities	664,028	11,283	—	675,311
Asset-backed securities	1,600,415	679	(8,205)	1,592,889
	$3,254,041	$15,489	$(14,793)	$3,254,737
Held-to-maturity securities (2)
Asset-backed securities	$2,856,219	$5,960	$(34,296)	$2,827,883

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies. At September 30, 2020, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at September 30, 2020 was $25.1 million and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three months ended September 30, 2020. For the nine months ended September 30, 2020, we received proceeds of $491.9 million, from the sale of available-for-sale securities, which resulted in a realized loss of $0.5 million. For the three and nine months ended September 30, 2019, we received proceeds of $486.5 million and $641.8 million, respectively, from the sale of available-for-sale securities, which resulted in an immaterial realized gain for the third quarter of 2019 and a realized loss of $0.3 million for the nine months ended September 30, 2019.

During the second quarter of 2020, the Company transferred $313.0 million of certain asset-backed securities from the available-for-sale category to held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

During the third quarter of 2019, the Company transferred certain mortgage-backed securities from the held-to-maturity category to available-for sale. As of August 1, 2019, the securities reclassified had a fair value of $1.1 billion and resulted in a net of tax increase to other comprehensive income of $17.9 million for the three and nine months ended September 30, 2019.

During the three months ended September 30, 2020 and September 30, 2019, unrealized gains, net of deferred taxes, of $19.1 million and unrealized losses, net of deferred taxes, of $1.6 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition. During the nine months ended September 30, 2020 and September 30, 2019, unrealized gains, net of deferred taxes, of $22.5 million and unrealized gains, net of deferred taxes, of $40.5 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2020 and December 31, 2019 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$152,731	$154,255	$6,861	$6,871
After one year through three years	85,773	88,263	229,184	229,760
After three years through five years	302,285	320,037	422,236	429,909
After five years through ten years	528,866	527,815	409,664	411,680
After ten years	1,723,042	1,733,888	2,186,096	2,176,517
	$2,792,697	$2,824,258	$3,254,041	$3,254,737
Held-to-maturity securities
After three years through five years	$6,537	$6,533	$—	$—
After five years through ten years	1,302,344	1,281,809	598,250	597,166
After ten years	2,088,832	2,046,691	2,257,969	2,230,717
	$3,397,713	$3,335,033	$2,856,219	$2,827,883

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2020, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$2,318	$2,312	$—	$—	$4,630
State and municipal securities	—	—	2,459	—	2,459
Mortgage-backed securities:
Agency	11	444	24,017	657,702	682,174
Commercial	18,656	22	—	79,143	97,821
Non-agency	6,066	—	—	713	6,779
Corporate fixed income securities	127,204	405,522	55,732	17,097	605,555
Asset-backed securities	—	—	445,607	979,233	1,424,840
	$154,255	$408,300	$527,815	$1,733,888	$2,824,258
Held-to-maturity securities
Asset-backed securities	$—	$6,537	$1,302,344	$2,088,832	$3,397,713

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2020 and December 31, 2019, securities of $188.4 million and $801.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2020 and December 31, 2019, securities of $1.5 billion and $816.1 million, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Mortgage-backed securities:
Agency	$(118)	$6,797	$(98)	$10,191	$(216)	$16,988
Non-agency	—	—	(84)	713	(84)	713
Corporate fixed income securities	(43)	13,956	—	—	(43)	13,956
Asset-backed securities	(8,016)	668,379	(9,597)	622,139	(17,613)	1,290,518
	$(8,177)	$689,132	$(9,779)	$633,043	$(17,956)	$1,322,175

At September 30, 2020, the amortized cost of 91 securities classified as available for sale exceeded their fair value by $18.0 million, of which $9.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2020, was $1.3 billion, which was 46.8% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at September 30, 2020 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$423,043	$2,956,572	$15,500	$2,598	$3,397,713

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2020 and December 31, 2019 (in thousands, except percentages):

	September 30, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
Commercial and industrial	$4,080,939	37.9%	$3,438,953	35.3%
Residential real estate	3,804,836	35.4	3,309,548	33.9
Securities-based loans	1,841,516	17.1	2,098,211	21.5
Commercial real estate	386,957	3.6	428,549	4.4
Construction and land	532,319	5.0	398,839	4.1
Home equity lines of credit	67,386	0.6	51,205	0.5
Other	39,735	0.4	27,311	0.3
Gross bank loans	10,753,688	100.0%	9,752,616	100.0%
Unamortized loan discount, net	(2,260)		(6,588)
Loans in process	13,398		(27,717)
Unamortized loan fees, net	47		1,310
Allowance for loan losses	(114,113)		(95,579)
Loans held for investment, net	$10,650,760		$9,624,042

At September 30, 2020 and December 31, 2019, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $21.8 million and $24.5 million, respectively.

At September 30, 2020 and December 31, 2019, we had loans held for sale of $281.5 million and $389.7 million, respectively. For the three months ended September 30, 2020 and 2019, we recognized gains of $15.0 million and $4.5 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2020 and 2019, we recognized gains of $28.0 million and $7.7 million, respectively, from the sale of originated loans, net of fees and costs.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies.

Accrued interest receivable for loans and loans held for sale at September 30, 2020 was $18.6 million and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 (in thousands).

	Three Months Ended September 30, 2020
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$65,503	$10,303	$(1)	$4	$75,809
Residential real estate	24,043	(6,360)	—	—	17,683
Construction and land	13,075	(2,889)	—	—	10,186
Commercial real estate	10,647	(2,730)	—	—	7,917
Securities-based loans	1,807	95	—	—	1,902
Home equity lines of credit	499	(205)	—	87	381
Other	247	9	(22)	1	235
	$115,821	$(1,777)	$(23)	$92	$114,113

	Nine Months Ended September 30, 2020
	Beginning Balance	CECL Adoption	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$25,949	$(153)	$4	$75,809
Residential real estate	14,253	3,499	(69)	—	—	17,683
Construction and land	4,613	2,674	2,899	—	—	10,186
Commercial real estate	3,564	791	3,562	—	—	7,917
Securities-based loans	2,361	1,346	(1,805)	—	—	1,902
Home equity lines of credit	442	39	(188)	—	88	381
Other	194	58	21	(40)	2	235
Unallocated	203	(203)	—	—	—	—
	$95,579	$(11,736)	$30,369	$(193)	$94	$114,113

The provision for unfunded lending commitments was a credit of $3.0 million and an expense of $0.1 million for the three and nine months ended September 30, 2020, respectively and are included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2020 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$67,651	$75,809	$13,084	$4,067,855	$4,080,939
Residential real estate	24	17,659	17,683	1,409	3,803,427	3,804,836
Securities-based loans	—	1,902	1,902	—	1,841,516	1,841,516
Commercial real estate	—	7,917	7,917	—	386,957	386,957
Construction and land	—	10,186	10,186	—	532,319	532,319
Home equity lines of credit	—	381	381	—	67,386	67,386
Other	—	235	235	—	39,735	39,735
	$8,182	$105,931	$114,113	$14,493	$10,739,195	$10,753,688

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 (in thousands).

	Three Months Ended September 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,263	$(1,070)	$(21)	$—	$68,172
Residential real estate	12,042	519	—	1	12,562
Securities-based loans	2,311	(130)	—	—	2,181
Commercial real estate	2,478	425	—	—	2,903
Construction and land	2,402	865	—	—	3,267
Home equity lines of credit	421	13	—	1	435
Other	179	38	(35)	13	195
Unallocated	1,376	269	—	—	1,645
	$90,472	$929	$(56)	$15	$91,360

	Nine Months Ended September 30, 2019
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$(116)	$(79)	$—	$68,172
Residential real estate	11,228	1,246	—	88	12,562
Securities-based loans	1,978	203	—	—	2,181
Commercial real estate	1,778	1,125	—	—	2,903
Construction and land	1,241	2,026	—	—	3,267
Home equity lines of credit	310	123	—	2	435
Other	88	156	(87)	38	195
Unallocated	843	802	—	—	1,645
	$85,833	$5,565	$(166)	$128	$91,360

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

At September 30, 2020, we had $14.5 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at September 30, 2020 was $8.2 million. At December 31, 2019, we had $14.6 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2019 was $8.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2020 and 2019, were insignificant to the consolidated financial statements.

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

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2020 and December 31, 2019, including the average recorded investment balance for the year to date period presented (in thousands):

	September 30, 2020
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$13,084	$—	$13,084	$13,084	$8,158	$13,085
Residential real estate	1,409	1,249	160	1,409	24	1,499
Home equity lines of credit	—	—	—	—	—	61
Other	150	—	—	—	—	—
Total	$14,643	$1,249	$13,244	$14,493	$8,182	$14,645

	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,991	$51	$12,940	$12,991	$8,158	$14,172
Residential real estate	1,412	1,412	—	1,412	24	1,231
Home equity lines of credit	184	184	—	184	—	184
Other	150	—	—	—	—	—
Total	$14,737	$1,647	$12,940	$14,587	$8,182	$15,587

The following tables present the aging of the recorded investment in past due loans at September 30, 2020 and December 31, 2019 by portfolio segment (in thousands):

	As of September 30, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$144	$12,940	$13,084	$4,067,855	$4,080,939
Residential real estate	3,290	1,337	4,627	3,800,209	3,804,836
Securities-based loans	—	—	—	1,841,516	1,841,516
Commercial real estate	—	—	—	386,957	386,957
Construction and land	—	—	—	532,319	532,319
Home equity lines of credit	686	—	686	66,700	67,386
Other	25	—	25	39,710	39,735
Total	$4,145	$14,277	$18,422	$10,735,266	$10,753,688

	As of September 30, 2020*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$13,084	$—	$—	$13,084
Residential real estate	—	160	1,249	1,409
Total	$13,084	$160	$1,249	$14,493

*	There were no loans past due 90 days and still accruing interest at September 30, 2020.

	As of December 31, 2019
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$12,940	$12,940	$3,426,013	$3,438,953
Residential real estate	10,476	1,249	11,725	3,297,823	3,309,548
Securities-based loans	—	—	—	2,098,211	2,098,211
Commercial real estate	—	—	—	428,549	428,549
Construction and land	—	—	—	398,839	398,839
Home equity lines of credit	83	184	267	50,938	51,205
Other	5	—	5	27,306	27,311
Total	$10,564	$14,373	$24,937	$9,727,679	$9,752,616

	As of December 31, 2019*
	Non-Accrual	Restructured	Total
Commercial and industrial	$12,940	$—	$12,940
Residential real estate	1,249	163	1,412
Home equity lines of credit	184	—	184
Total	$14,373	$163	$14,536

*	There were no loans past due 90 days and still accruing interest at December 31, 2019.

Credit quality indicators

As of September 30, 2020, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2020 and December 31, 2019, 98.6% and 98.3% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,791,192	$120,663	$156,144	$12,940	$4,080,939
Residential real estate	3,802,942	645	—	1,249	3,804,836
Securities-based loans	1,841,516	—	—	—	1,841,516
Commercial real estate	385,645	1,168	144	—	386,957
Construction and land	498,079	14,240	20,000	—	532,319
Home equity lines of credit	66,920	466	—	—	67,386
Other	39,735	—	—	—	39,735
Total	$10,426,029	$137,182	$176,288	$14,189	$10,753,688

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,365,800	$48,241	$11,972	$12,940	$3,438,953
Residential real estate	3,307,719	417	1,412	—	3,309,548
Securities-based loans	2,098,211	—	—	—	2,098,211
Commercial real estate	427,963	586	—	—	428,549
Construction and land	398,839	—	—	—	398,839
Home equity lines of credit	51,021	—	184	—	51,205
Other	27,311	—	—	—	27,311
Total	$9,676,864	$49,244	$13,568	$12,940	$9,752,616

	Term Loans Amortized Cost Basis by Origination Year – September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$466,481	$105,957	$2,355,918	$19,375	$11,154	$47,763	$784,544	$3,791,192
Special Mention	—	—	106,214	—	—	—	14,449	120,663
Substandard	—	—	146,584	—	—	27	9,533	156,144
Doubtful	—	—	—	12,940	—	—	—	12,940
	$466,481	$105,957	$2,608,716	$32,315	$11,154	$47,790	$808,526	$4,080,939
Residential real estate:
Pass	$1,217,617	$964,320	$412,590	$326,393	$303,909	$578,113	$—	$3,802,942
Special Mention	—	—	—	645	—	—	—	645
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	149	—	1,100	—	1,249
	$1,217,617	$964,320	$412,590	$327,187	$303,909	$579,213	$—	$3,804,836
Securities-based loans:
Pass	$21,968	$108,647	$25,825	$195	$300	$56,691	$1,627,890	$1,841,516
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$21,968	$108,647	$25,825	$195	$300	$56,691	$1,627,890	$1,841,516
Commercial real estate:
Pass	$74,689	$158,422	$42,432	$52,387	$13,470	$43,469	$776	$385,645
Special Mention	—	—	—	—	1,168	—	—	1,168
Substandard	—	—	144	—	—	—	—	144
Doubtful	—	—	—	—	—	—	—	—
	$74,689	$158,422	$42,576	$52,387	$14,638	$43,469	$776	$386,957
Construction and land:
Pass	$44,892	$254,524	$111,147	$68,495	$6,852	$1,370	$10,799	$498,079
Special Mention	—	—	14,240	—	—	—	—	14,240
Substandard	—	—	20,000	—	—	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$44,892	$254,524	$145,387	$68,495	$6,852	$1,370	$10,799	$532,319
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$66,920	$66,920
Special Mention	—	—	—	—	—	—	466	466
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$67,386	$67,386
Other:
Pass	$—	$—	$6	$—	$755	$20,049	$18,925	$39,735
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$6	$—	$755	$20,049	$18,925	$39,735

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2019	Adjustments	Sale of ZCM	September 30, 2020
Goodwill
Global Wealth Management	$344,981	$—	$(9,972)	$335,009
Institutional Group	849,093	(2,104)	—	846,989
	$1,194,074	$(2,104)	$(9,972)	$1,181,998

	December 31, 2019	Adjustments/ Sale of ZCM	Amortization	September 30, 2020
Intangible assets
Global Wealth Management	$53,279	$(1,532)	$(5,006)	$46,741
Institutional Group	108,494	(280)	(9,483)	98,731
	$161,773	$(1,812)	$(14,489)	$145,472

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2020 are primarily attributable to the sale of ZCM, and the acquisitions of Mooreland Partners on July 1, 2019 and B&F Capital Markets on September 3, 2019.

On March 27, 2020, the Company completed the sale of ZCM, a wholly owned asset management subsidiary. The Company recorded a gain on the sale, which included a write-off of allocated goodwill and the remaining net book value of intangible assets.

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

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$203,188	$82,990	$207,253	$75,987
Trade names	28,659	15,196	28,659	13,649
Core deposits	8,615	4,387	8,615	2,985
Non-compete agreements	9,240	3,825	9,490	2,828
Investment banking backlog	840	303	4,245	1,787
Acquired technology	4,045	2,414	840	93
	$254,587	$109,115	$259,102	$97,329

Amortization expense related to intangible assets was $4.7 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $14.5 million and $11.0 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2020, are: customer relationships, 9.9 years; trade name, 9.1 years; core deposits, 3.3 years; non-compete agreements, 6.1 years; investment banking backlog, 7.9 years; and acquired technology, 1.8 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of September 30, 2020, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2020	$4,630
2021	17,769
2022	16,444
2023	14,619
2024	13,958
Thereafter	75,934
$143,354

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

Our uncommitted secured lines of credit at September 30, 2020, totaled $915.0 million with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the nine months ended September 30, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2020, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and nine months ended September 30, 2020 was 1.31% and 1.43%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2020, there were no Federal Home Loan advances.

Our committed bank line financing at September 30, 2020, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At September 30, 2020, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2021 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300.0 million at variable rates of interest. At September 30, 2020, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
4.25% senior notes, due 2024 (1)	$500,000	$500,000
3.50% senior notes, due 2020 (2)	300,000	300,000
5.20% senior notes, due 2047 (3)	225,000	225,000
4.00% senior notes, due 2030 (4)	400,000	—
	1,425,000	1,025,000
Debt issuance costs, net	(12,995)	(7,990)
Senior notes, net	$1,412,005	$1,017,010

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
$1,425,000

NOTE 11 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Money market and savings accounts	$15,653,048	$13,530,670
Demand deposits (interest-bearing)	363,999	1,113,296
Demand deposits (non-interest-bearing)	271,056	165,657
Certificates of deposit	111,898	522,958
	$16,400,001	$15,332,581

The weighted-average interest rate on deposits was 0.11% and 0.64% at September 30, 2020 and December 31, 2019, respectively.

Scheduled maturities of certificates of deposit at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Certificates of deposit, less than $100,000:
Within one year	$3,120	$5,305
One to three years	244	360
Three to five years	13	13
	$3,377	$5,678
Certificates of deposit, $100,000 and greater:
Within one year	$74,158	$441,341
One to three years	34,163	68,855
Three to five years	200	7,084
	108,521	517,280
	$111,898	$522,958

At September 30, 2020 and December 31, 2019, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $8.8 million and $6.7 million, respectively. Brokerage customers’ deposits were $15.4 billion and $13.9 billion, respectively.

NOTE 12 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2020 and December 31, 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of September 30, 2020:
Securities borrowing (1)	$178,517	$—	$178,517	$(31,528)	$(127,965)	$19,024
Reverse repurchase agreements (2)	436,860	—	436,860	(48,594)	(384,970)	3,296
	$615,377	$—	$615,377	$(80,122)	$(512,935)	$22,320
As of December 31, 2019:
Securities borrowing (1)	$135,373	$—	$135,373	$(52,319)	$(74,760)	$8,294
Reverse repurchase agreements (2)	385,008	—	385,008	(59,892)	(325,096)	20
Cash flow interest rate contracts	1,086	—	1,086	—	—	1,086
	$521,467	$—	$521,467	$(112,211)	$(399,856)	$9,400

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $433.6 million and $385.3 million at September 30, 2020 and December 31, 2019, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2020 and December 31, 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of September 30, 2020:
Securities lending (3)	$(87,352)	$—	$(87,352)	$31,528	$55,802	$(22)
Repurchase agreements (4)	(182,271)	—	(182,271)	48,594	133,677	—
	$(269,623)	$—	$(269,623)	$80,122	$189,479	$(22)
As of December 31, 2019:
Securities lending (3)	$(608,333)	$—	$(608,333)	$52,319	$555,782	$(232)
Repurchase agreements (4)	(391,634)	—	(391,634)	59,892	331,742	—
	$(999,967)	$—	$(999,967)	$112,211	$887,524	$(232)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $188.5 million and $407.3 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 13 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2020, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $119.5 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2020, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

NOTE 14 – Legal Proceedings

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

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matter described below, the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

Karegnondi Water Authority

Stifel has been named as a defendant in a United States District Court, Eastern District of Michigan, Southern Division, litigation in connection with the underwriting of bonds to finance the Karegnondi Water Authority (“KWA”) pipeline, a new water pipeline intended to serve Flint, Michigan and surrounding areas. The lawsuit is filed against JP Morgan Chase, as senior manager, and Stifel and Wells Fargo, as co-managers, who underwrote the bonds for the KWA in 2014. The complaint alleges novel claims against the underwriter defendants, including conspiracy and professional negligence. We intend to defend vigorously against the allegations.

NOTE 15 – Regulatory Capital Requirements

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

At September 30, 2020, Stifel had net capital of $468.5 million, which was 37.8% of aggregate debit items and $443.7 million in excess of its minimum required net capital. At September 30, 2020, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2020, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At September 30, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2020 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$2,197,654	15.4%	$640,212	4.5%	$924,750	6.5%
Tier 1 capital	2,732,654	19.2%	853,616	6.0%	1,138,154	8.0%
Total capital	2,888,681	20.3%	1,138,154	8.0%	1,422,693	10.0%
Tier 1 leverage	2,732,654	11.3%	971,609	4.0%	1,214,512	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,034,480	11.7%	$397,280	4.5%	$573,849	6.5%
Tier 1 capital	1,034,480	11.7%	529,707	6.0%	706,276	8.0%
Total capital	1,144,843	13.0%	706,276	8.0%	882,845	10.0%
Tier 1 leverage	1,034,480	7.2%	578,347	4.0%	722,934	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$201,106	18.0%	$50,266	4.5%	$72,606	6.5%
Tier 1 capital	201,106	18.0%	67,021	6.0%	89,361	8.0%
Total capital	215,097	19.3%	89,361	8.0%	111,701	10.0%
Tier 1 leverage	201,106	7.3%	110,807	4.0%	138,508	5.0%

NOTE 16 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 16 years. At September 30, 2020, operating lease right-of-use assets were $771.2 million and included in fixed assets, net in the consolidated statements of financial condition, and lease liabilities were $811.0 million and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Operating lease cost	$25,251	$22,921
Short-term lease cost	590	403
Variable lease cost	20	54
Sublease income	(997)	(1,244)
Net lease cost	$24,864	$22,134

	Nine Months Ended September 30,
	2020	2019
Operating lease cost	$73,172	$68,081
Short-term lease cost	2,892	1,152
Variable lease cost	62	88
Sublease income	(2,901)	(3,729)
Net lease cost	$73,225	$65,592

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended September 30, 2020 (in thousands):

Operating lease cash flows	$63,724
Weighted-average remaining lease term	12.1 years
Weighted-average discount rate	4.32%

In the table above, the weighted average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

The table below presents information about operating lease liabilities as of September 30, 2020, (in thousands, except percentages).

Remainder of 2020	$21,202
2021	92,043
2022	94,084
2023	93,289
2024	92,127
Thereafter	686,863
Total undiscounted lease payments	1,079,608
Imputed interest	(268,582)
Total operating lease liabilities	$811,026

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Revenues from contracts with customers:
Commissions	$172,654	$163,920
Investment banking	218,134	198,790
Asset management and service fees	230,782	217,628
Other	15,329	5,249
Total revenue from contracts with customers	636,899	585,587
Other sources of revenue:
Interest	114,411	178,784
Principal transactions	140,883	97,847
Other	4,929	3,498
Total revenues	$897,122	$865,716

	Nine Months Ended September 30,
	2020	2019
Revenues from contracts with customers:
Commissions	$560,780	$484,350
Investment banking	614,637	540,247
Asset management and service fees	667,496	624,066
Other	32,408	12,779
Total revenue from contracts with customers	1,875,321	1,661,442
Other sources of revenue:
Interest	403,956	557,795
Principal transactions	445,566	298,343
Other	18,571	21,682
Total revenues	$2,743,414	$2,539,262

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions (1)	$120,600	$52,054	$—	$172,654
Capital raising (1)	8,113	129,179	—	137,292
Advisory fees (1)	—	80,842	—	80,842
Investment banking	8,113	210,021	—	218,134
Asset management	230,765	17	—	230,782
Other	14,535	—	794	15,329
Total	374,013	262,092	794	636,899
Primary Geographic Region:
United States	374,013	209,141	794	583,948
United Kingdom	—	30,959	—	30,959
Other	—	21,992	—	21,992
	$374,013	$262,092	$794	$636,899

	Three Months Ended September 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$118,061	$45,859	$—	$163,920
Capital raising (1)	9,855	84,087	—	93,942
Advisory fees (1)	—	104,848	—	104,848
Investment banking	9,855	188,935	—	198,790
Asset management	217,616	12	—	217,628
Other	4,615	—	634	5,249
Total	350,147	234,806	634	585,587
Primary Geographic Region:
United States	350,147	195,220	634	546,001
United Kingdom	—	38,249	—	38,249
Other	—	1,337	—	1,337
	$350,147	$234,806	$634	$585,587

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Nine Months Ended September 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$373,653	$187,127	$—	$560,780
Capital raising (1)	26,443	333,442	—	359,885
Advisory fees (1)	19	254,733	—	254,752
Investment banking	26,462	588,175	—	614,637
Asset management	667,446	50	—	667,496
Other	30,104	—	2,304	32,408
Total	1,097,665	775,352	2,304	1,875,321
Primary Geographic Region:
United States	1,097,665	609,328	2,304	1,709,297
United Kingdom	—	110,053	—	110,053
Other	—	55,971	—	55,971
	$1,097,665	$775,352	$2,304	$1,875,321

	Nine Months Ended September 30, 2019 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$348,272	$136,078	$—	$484,350
Capital raising (1)	28,637	218,962	—	247,599
Advisory fees (1)	—	292,648	—	292,648
Investment banking	28,637	511,610	—	540,247
Asset management	624,025	41	—	624,066
Other	10,619	—	2,160	12,779
Total	1,011,553	647,729	2,160	1,661,442
Primary Geographic Region:
United States	1,011,553	544,918	2,160	1,558,631
United Kingdom	—	99,020	—	99,020
Other	—	3,791	—	3,791
	$1,011,553	$647,729	$2,160	$1,661,442

(1)  Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2020.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $156.5 million and $151.3 million at September 30, 2020 and December 31, 2019, respectively. We had no significant impairments related to these receivables during the nine months ended September 30, 2020.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2020 and December 31, 2019 was $15.1 million and $11.3 million, respectively.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans held for investment, net	$76,281	$95,436	$250,565	$284,541
Investment securities	31,966	54,945	121,630	182,127
Margin balances	5,803	13,334	22,298	40,437
Financial instruments owned	2,924	5,668	10,357	18,395
Other	(2,563)	9,401	(894)	32,295
	$114,411	$178,784	$403,956	$557,795
Interest expense:
Bank deposits	$1,478	$24,815	$13,324	$82,228
Senior notes	15,411	11,121	39,677	33,365
Federal Home Loan Bank advances	515	1,146	3,550	5,735
Other	(3,582)	7,062	(5,288)	25,155
	$13,822	$44,144	$51,263	$146,483

NOTE 19 – Employee Incentive, Deferred Compensation, and Retirement Plans

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 6.4 million shares at September 30, 2020.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $39.7 million and $33.6 million for the three months ended September 30, 2020 and 2019, respectively, and $116.0 million and $97.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2020, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 14.5 million, of which 12.5 million were unvested.

At September 30, 2020, there was unrecognized compensation cost for deferred awards of approximately $514.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Profit Sharing Plan

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.9 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively and $11.0 million and $9.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2020 and December 31, 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.9 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $182.3 million and $391.6 million, respectively.

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

Derivatives’ notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market or fair value of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable. As of September 30, 2020, derivative balances were immaterial.

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

At September 30, 2020 and December 31, 2019, Stifel Bancorp had outstanding commitments to originate loans aggregating $1.0 billion and $384.5 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2020, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2020 and December 31, 2019, Stifel Bancorp had outstanding letters of credit totaling $31.1 million and $38.3 million, respectively. A majority of the standby letters of credit commitments at September 30, 2020, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2020 and December 31, 2019, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $2.1 billion and $1.5 billion, respectively.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies. Upon the adoption of the new accounting standard, we recorded a reserve for unfunded commitments of $20.4 million, which is included in accounts payable and accrued expenses in the consolidated statements of financial condition. At September 30, 2020, the expected credit losses for unfunded lending commitments was $21.2 million.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues: (1)
Global Wealth Management	$526,836	$534,571	$1,615,574	$1,577,614
Institutional Group	363,365	290,222	1,093,699	822,110
Other	(6,901)	(3,221)	(17,122)	(6,945)
	$883,300	$821,572	$2,692,151	$2,392,779
Income/(loss) before income taxes:
Global Wealth Management	$178,930	$202,823	$529,422	$589,665
Institutional Group	76,841	48,623	201,630	120,129
Other	(97,378)	(100,692)	(314,593)	(273,249)
	$158,393	$150,754	$416,459	$436,545

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2020 or 2019.

The following table presents our company’s total assets on a segment basis at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Global Wealth Management	$20,784,329	$20,675,580
Institutional Group	3,806,220	3,668,723
Other	958,633	265,922
	$25,549,182	$24,610,225

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$814,301	$775,356	$2,485,336	$2,271,056
United Kingdom	45,705	43,632	147,097	113,783
Other	23,294	2,584	59,718	7,940
	$883,300	$821,572	$2,692,151	$2,392,779

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income applicable to Stifel Financial Corp.	$120,527	$109,414	$315,003	$317,706
Preferred dividends	9,897	4,844	19,584	12,476
Net income available to common shareholders	$110,630	$104,570	$295,419	$305,230
Shares for basic and diluted calculation:
Average shares used in basic computation	70,627	71,197	70,814	72,512
Dilutive effect of stock options and units (1)	5,223	6,947	4,898	6,314
Average shares used in diluted computation	75,850	78,144	75,712	78,826
Earnings per common share:
Basic	$1.57	$1.47	$4.17	$4.21
Diluted	$1.46	$1.34	$3.90	$3.87

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and nine months ended September 30, 2020 and 2019, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2020, we declared and paid cash dividends of $0.17 and $0.51 per common share. During the three and nine months ended September 30, 2019, we declared and paid cash dividends of $0.15 and $0.45 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased $56.5 million, or 1.1 million shares using existing Board authorizations at an average price of $49.62 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended September 30, 2019, we repurchased $55.5 million, or 1.0 million shares using existing Board authorizations at an average price of $55.43 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2019, we repurchased $180.4 million, or 3.3 million shares using existing Board authorizations at an average price of $55.10 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the nine months ended September 30, 2020, we issued 1.4 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $254.2 million at September 30, 2020. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2020 and 2019. In addition, our direct investment interest in these entities is insignificant at September 30, 2020.

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

COVID-19 Pandemic

In the first quarter of 2020, the World Health Organization declared the outbreak of a novel strand of the coronavirus (“COVID-19”) a pandemic. Since that time, authorities have implemented numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and limitations on business activity, including closures. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. Recent developments include the phased re-opening of domestic and global markets and other economic activity to varying degrees. These measures have severely restricted global economic activity, which is disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in the financial, energy and commodity markets. Recent outbreaks in various states indicate that COVID-19, and related measures to address the pandemic, will continue to impact and disrupt the global and domestic economy and, by extension, our business, well into 2021.

To address the economic impact in the U.S., in March and April 2020, the President signed into law various stimulus packages to provide relief to businesses and individuals. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) has taken additional steps to bolster the economy by providing additional funding sources for small and midsized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic, as well as reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets.

Subsequently, in light of the foregoing government actions and more clarity from the U.S. Federal Reserve Bank on future interest rate policy, the equity markets experienced a strong rebound and a supportive trading environment for investors has emerged along with renewed activity in the equity and debt new issue capital markets. We have experienced strong market volumes and increased client activity across our capital markets business with considerably improved performance.

In response to the pandemic, we implemented protocols and processes to help protect our associates and clients. These measures include:

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

We continue to monitor the effects of the pandemic, both on a national level as well as regionally and locally, and are responding accordingly. In addition, we continue to provide frequent communications to our clients, employees, and regulators.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment, and reviewed fair values of financial instruments that are carried at fair value. Based upon our review as of September 30, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications.

Results for the three and nine months ended September 30, 2020

For the three months ended September 30, 2020, net revenues increased 7.5% to $883.3 million from $821.6 million during the comparable period in 2019. Net income available to common shareholders increased 5.8% to $110.6 million, or $1.46 per diluted common share for the three months ended September 30, 2020, compared to $104.6 million, or $1.34 per diluted common share during the comparable period in 2019.

For the nine months ended September 30, 2020, net revenues increased 12.5% to a record $2.7 billion compared to $2.4 billion during the comparable period in 2019. Net income available to common shareholders decreased 3.2% to $295.4 million, or $3.90 per diluted common share for the nine months ended September 30, 2020, compared to $305.2 million, or $3.87 per diluted common share during the comparable period in 2019.

Our revenue growth for the three months ended September 30, 2020 was primarily attributable to an increase in brokerage revenues, increased capital raising revenues, and asset management and service fees, partially offset by lower net interest income and advisory fee revenues.

Our revenue growth for the nine months ended September 30, 2020 was primarily attributable to an increase in brokerage revenues, increased capital raising revenues, and asset management and service fees, partially offset by lower net interest income and advisory fee revenues.

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

The operating environment continued to recover during the third quarter of 2020 from the impact of the COVID-19 pandemic earlier in the year as global economic activity significantly rebounded following a sharp decrease in the second quarter, market volatility declined modestly, and monetary and fiscal policy remained accommodative. As a result, global equity prices increased and credit spreads tightened compared with the end of the second quarter of 2020.

The resurgence of COVID-19 in many states adds to the uncertainty of the shape of an economic recovery. We experienced lower sequential trading volumes in the third quarter of 2020 and lower net interest income as the zero rate environment impacted our loan and securities book. The diversity of our business helped offset some of these headwinds during the third quarter.

Effective January 1, 2020, we adopted the new accounting standard on current expected credit losses (“CECL”), under which the allowance is measured based on management’s best estimate of lifetime expected credit losses. Upon adoption of the new accounting standard, we recorded a $10.4 million, or a 10.7% increase to the allowance for credit losses. In addition, during the nine months ended September 30, 2020 we built $33.9 million of net credit loss reserves reflecting the impact of changes in our company’s economic outlook on estimated lifetime losses under the CECL standard due to the COVID-19 pandemic.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2020, the NASDAQ and S&P 500 closed 24.5% and 4.1% higher than their December 31, 2019 closing prices, respectively. The Dow Jones Industrial Average closed 2.7% lower than its December 31, 2019 closing price.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$172,654	$163,920	5.3	19.5%	20.0%
Principal transactions	140,883	97,847	44.0	16.0	11.9
Brokerage revenues	313,537	261,767	19.8	35.5	31.9
Investment banking	218,134	198,790	9.7	24.7	24.2
Asset management and service fees	230,782	217,628	6.0	26.1	26.5
Interest	114,411	178,784	(36.0)	13.0	21.8
Other income	20,258	8,747	131.6	2.3	1.0
Total revenues	897,122	865,716	3.6	101.6	105.4
Interest expense	13,822	44,144	(68.7)	1.6	5.4
Net revenues	883,300	821,572	7.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	533,638	486,160	9.8	60.4	59.2
Occupancy and equipment rental	68,598	58,649	17.0	7.8	7.1
Communication and office supplies	40,123	36,817	9.0	4.5	4.5
Commissions and floor brokerage	13,254	10,542	25.7	1.5	1.3
Provision for credit losses	(1,353)	929	n/m	(0.2)	0.1
Other operating expenses	70,647	77,721	(9.1)	8.1	9.5
Total non-interest expenses	724,907	670,818	8.1	82.1	81.7
Income before income taxes	158,393	150,754	5.1	17.9	18.3
Provision for income taxes	37,866	40,632	(6.8)	4.3	4.9
Net Income	120,527	110,122	9.4	13.6	13.4
Net income applicable to non-controlling interests	—	708	n/m	—	0.1
Net income applicable to Stifel Financial Corp.	120,527	109,414	10.2	13.6	13.3
Preferred dividends	9,897	4,844	104.3	1.1	0.6
Net income available to common shareholders	$110,630	$104,570	5.8	12.5%	12.7%

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$560,780	$484,350	15.8	20.8%	20.2%
Principal transactions	445,566	298,343	49.3	16.6	12.5
Brokerage revenues	1,006,346	782,693	28.6	37.4	32.7
Investment banking	614,637	540,247	13.8	22.8	22.6
Asset management and service fees	667,496	624,066	7.0	24.8	26.1
Interest	403,956	557,795	(27.6)	15.0	23.3
Other income	50,979	34,461	47.9	1.9	1.4
Total revenues	2,743,414	2,539,262	8.0	101.9	106.1
Interest expense	51,263	146,483	(65.0)	1.9	6.1
Net revenues	2,692,151	2,392,779	12.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,657,991	1,411,135	17.5	61.6	59.0
Occupancy and equipment rental	200,935	178,566	12.5	7.5	7.5
Communication and office supplies	124,293	107,583	15.5	4.6	4.5
Commissions and floor brokerage	43,273	32,506	33.1	1.6	1.4
Provision for credit losses	33,925	5,565	509.6	1.3	0.2
Other operating expenses	215,275	220,879	(2.5)	7.9	9.2
Total non-interest expenses	2,275,692	1,956,234	16.3	84.5	81.8
Income before income taxes	416,459	436,545	(4.6)	15.5	18.2
Provision for income taxes	101,456	117,227	(13.5)	3.8	4.9
Net Income	315,003	319,318	(1.4)	11.7	13.3
Net income applicable to non-controlling interests	—	1,612	n/m	—	0.1
Net income applicable to Stifel Financial Corp.	315,003	317,706	(0.9)	11.7	13.2
Preferred dividends	19,584	12,476	57.0	0.7	0.5
Net income available to common shareholders	$295,419	$305,230	(3.2)	11.0%	12.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net revenues:
Commissions	$172,654	$163,920	5.3	$560,780	$484,350	15.8
Principal transactions	140,883	97,847	44.0	445,566	298,343	49.3
Brokerage revenues	313,537	261,767	19.8	1,006,346	782,693	28.6
Advisory fees	80,842	104,847	(22.9)	254,752	292,648	(12.9)
Capital raising	137,292	93,943	46.1	359,885	247,599	45.3
Investment banking	218,134	198,790	9.7	614,637	540,247	13.8
Asset management and service fees	230,782	217,628	6.0	667,496	624,066	7.0
Net interest	100,589	134,640	(25.3)	352,693	411,312	(14.3)
Other income	20,258	8,747	131.6	50,979	34,461	47.9
Total net revenues	$883,300	$821,572	7.5	$2,692,151	$2,392,779	12.5

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2020, commission revenues increased 5.3% to $172.7 million from $163.9 million in the comparable period in 2019. For the nine months ended September 30, 2020, commission revenues increased 15.8% to $560.8 million from $484.4 million in the comparable period in 2019. The increase is primarily attributable to higher trading volumes due to market volatility as a result of the risks from the COVID-19 pandemic.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended September 30, 2020, principal transactions revenues increased 44.0% to $140.9 million from $97.8 million in the comparable period in 2019.  For the nine months ended September 30, 2020, principal transactions revenues increased 49.3% to $445.6 million from $298.3 million in the comparable period in 2019. The increase is primarily attributable to strong client engagement and market volatility.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2020, investment banking revenues increased 9.7% to $218.1 million from $198.8 million in the comparable period in 2019.

Advisory fee revenues decreased 22.9% to $80.8 million for the three months ended September 30, 2020 from $104.8 million in the comparable period in 2019. Advisory fee revenues were negatively impacted by a decrease in industry-wide completed mergers and acquisitions transactions.

Capital raising revenues increased 46.1% to $137.3 million for the three months ended September 30, 2020 from $93.9 million in the comparable period in 2019. For the three months ended September 30, 2020, equity capital raising revenues increased 50.9% to $89.1 million from $59.0 million in the comparable period in 2019. The increase in equity capital raising revenues is primarily attributable to an increase in deals compared to the prior year. For the three months ended September 30, 2020, fixed income capital raising revenues increased 38.1% to $48.2 million from $34.9 million in the comparable period in 2019. Fixed income capital raising revenues increased from a year ago as clients accessed the market to benefit from the lower rate environment.

For the nine months ended September 30, 2020, investment banking revenues increased 13.8% to $614.6 million from $540.2 million in the comparable period in 2019.

Advisory fee revenues decreased 12.9% to $254.8 million for the nine months ended September 30, 2020 from $292.6 million in the comparable period in 2019. Advisory fee revenues were negatively impacted by a decrease in industry-wide completed mergers and acquisitions transactions.

Capital raising revenues increased 45.3% to $359.9 million for the nine months ended September 30, 2020 from $247.6 million in the comparable period in 2019. For the nine months ended September 30, 2020, equity capital raising revenues increased 47.5% to $230.1 million from $156.0 million in the comparable period in 2019.  For the nine months ended September 30, 2020, fixed income capital raising revenues increased 41.7% to $129.8 million from $91.6 million in the comparable period in 2019.

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

For the three months ended September 30, 2020, asset management and service fee revenues increased 6.0% to $230.8 million from $217.6 million in the comparable period in 2019. For the nine months ended September 30, 2020, asset management and service fee revenues increased 7.0% to $667.5 million from $624.1 million in the comparable period in 2019. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended September 30, 2020, other income increased 131.6% to $20.3 million from $8.7 million during the comparable period in 2019. The increase is primarily attributable to improved investment gains over the comparable period in 2019 and an increase in loan origination fees. For the nine months ended September 30, 2020, other income increased 47.9% to $51.0 million from $34.5 million during the comparable period in 2019. The increase is primarily attributable to the gain recognized on the sale of Ziegler Capital Management, LLC in the first quarter of 2020, partially offset by investment losses.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,789,831	$1,119	0.25%	$1,056,265	$5,682	2.15%
Financial instruments owned	801,349	2,924	1.46%	1,157,797	5,668	1.96%
Margin balances	872,466	5,803	2.66%	1,308,259	13,334	4.08%
Investment portfolio	6,221,840	31,966	2.06%	6,403,691	54,945	3.43%
Loans	10,997,589	76,281	2.77%	9,325,120	95,436	4.09%
Other interest-bearing assets	547,643	(3,682)	(2.69%)	678,717	3,719	2.19%
Total interest-earning assets/interest income	$21,230,718	$114,411	2.16%	$19,929,849	$178,784	3.59%
Interest-bearing liabilities:
Short-term borrowings	$—	$—	0.00%	$20,991	$138	2.63%
Stock loan	95,255	(5,887)	(24.72%)	494,699	1,175	0.95%
Senior notes (Stifel Financial)	1,411,761	15,411	4.37%	1,016,580	11,121	4.38%
Stifel Capital Trusts	60,000	322	2.15%	60,000	645	4.30%
Deposits	16,379,234	1,478	0.04%	14,926,177	24,815	0.67%
FHLB	157,098	515	1.31%	270,092	1,146	1.70%
Other interest-bearing liabilities	916,400	1,983	0.87%	1,118,287	5,104	1.83%
Total interest-bearing liabilities/interest expense	$19,019,748	13,822	0.29%	$17,906,826	44,144	0.99%
Net interest income/margin		$100,589	1.90%		$134,640	2.70%

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,466,579	$5,815	0.53%	$986,935	$17,837	2.41%
Financial instruments owned	879,895	10,357	1.57%	1,251,880	18,395	1.96%
Margin balances	1,028,579	22,298	2.89%	1,286,090	40,437	4.19%
Investment portfolio	6,331,871	121,630	2.56%	6,857,310	182,127	3.54%
Loans	10,756,496	250,565	3.11%	9,142,924	284,541	4.15%
Other interest-bearing assets	543,931	(6,709)	(1.64%)	748,868	14,458	2.57%
Total interest-earning assets/interest income	$21,007,351	$403,956	2.56%	$20,274,007	$557,795	3.67%
Interest-bearing liabilities:
Short-term borrowings	$34,238	$281	1.09%	$39,667	$902	3.03%
Stock loan	248,262	(14,489)	(7.78%)	505,932	6,612	1.74%
Senior notes (Stifel Financial)	1,208,707	39,677	4.38%	1,016,309	33,365	4.38%
Stifel Capital Trusts	60,000	1,289	2.86%	60,000	1,985	4.41%
Deposits	16,145,386	13,324	0.11%	14,978,783	82,228	0.73%
FHLB	332,175	3,550	1.43%	426,535	5,735	1.79%
Other interest-bearing liabilities	984,719	7,631	1.03%	1,109,281	15,656	1.88%
Total interest-bearing liabilities/interest expense	$19,013,487	51,263	0.36%	$18,136,507	146,483	1.08%
Net interest income/margin		$352,693	2.24%		$411,312	2.71%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2020, net interest income decreased to $100.6 million from $134.6 million during the comparable period in 2019. For the nine months ended September 30, 2020, net interest income decreased to $352.7 million from $411.3 million during the comparable period in 2019.

For the three months ended September 30, 2020, interest revenue decreased 36.0% to $114.4 million from $178.8 million in the comparable period in 2019, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $18.0 billion during the three months ended September 30, 2020 compared to $16.3 billion during the comparable period in 2019 at average interest rates of 2.41% and 3.77%, respectively.

For the nine months ended September 30, 2020, interest revenue decreased 27.6% to $404.0 million from $557.8 million in the comparable period in 2019, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $17.9 billion during the nine months ended September 30, 2020 compared to $16.6 billion during the comparable period in 2019 at average interest rates of 2.80% and 3.85%, respectively.

For the three months ended September 30, 2020, interest expense decreased 68.7% to $13.8 million from $44.1 million during the comparable period in 2019. For the nine months ended September 30, 2020, interest expense decreased 65.0% to $51.3 million from $146.5 million in the comparable period in 2019. The decrease is primarily attributable to lower interest rates.

Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$533,638	$486,160	9.8	$1,657,991	$1,411,135	17.5
Occupancy and equipment rental	68,598	58,649	17.0	200,935	178,566	12.5
Communications and office supplies	40,123	36,817	9.0	124,293	107,583	15.5
Commissions and floor brokerage	13,254	10,542	25.7	43,273	32,506	33.1
Provision for credit losses	(1,353)	929	n/m	33,925	5,565	509.6
Other operating expenses	70,647	77,721	(9.1)	215,275	220,879	(2.5)
Total non-interest expenses	$724,907	$670,818	8.1	$2,275,692	$1,956,234	16.3

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

For the three months ended September 30, 2020, compensation and benefits expense increased 9.8% to $533.6 million from $486.2 million during the comparable period in 2019. For the nine months ended September 30, 2020, compensation and benefits expense increased 17.5% to $1.7 billion from $1.4 billion during the comparable period in 2019. The increase in compensation and benefits expenses is primarily attributable to higher revenue-related expense and investments in our franchise.

Compensation and benefits expense as a percentage of net revenues was 60.4% and 61.6% for the three and nine months ended September 30, 2020, respectively, compared to 59.2% and 59.0% for the three and nine months ended September 30, 2019, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2020, occupancy and equipment rental expense increased 17.0% to $68.6 million from $58.6 million during the comparable period in 2019. For the nine months ended September 30, 2020, occupancy and equipment rental expense increased 12.5% to $200.9 million from $178.6 million during the comparable period in 2019. The increase is primarily attributable to an increase in data processing costs and higher rent expense as a result of an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2020, communications and office supplies expense increased 9.0% to $40.1 million from $36.8 million during the comparable period in 2019. For the nine months ended September 30, 2020, communications and office supplies expense increased 15.5% to $124.3 million from $107.6 million during the comparable period in 2019. The increase is primarily attributable to higher communication and quote equipment expenses and shipping costs.

Commissions and floor brokerage – For the three months ended September 30, 2020, commissions and floor brokerage expense increased 25.7% to $13.3 million from $10.5 million during the comparable period in 2019. For the nine months ended September 30, 2020, commissions and floor brokerage expense increased 33.1% to $43.3 million from $32.5 million during the comparable period in 2019. The increase is primarily attributable to an increase in brokerage trading volumes.

Provision for credit losses – For the three months ended September 30, 2020, provision for credit losses decreased to a credit of $1.4 million from $0.9 million during the comparable period in 2019. For the nine months ended September 30, 2020, provision for credit losses increased 509.6% to $33.9 million from $5.6 million during the comparable period in 2019. Relatively modest loan growth and the stabilization of economic factors during the third quarter of 2020 coupled with an overlay resulted in an immaterial release of the provision for credit losses during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the provision for credit losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2020, other operating expenses decreased 9.1% to $70.6 million from $77.7 million during the comparable period in 2019. The decrease is primarily attributable to decreases in travel costs and conference expenses, partially offset by increases in taxes and licenses, professional fees, and insurance expense and higher investment banking gross-up costs, which is attributable to an increase in investment banking revenues.

For the nine months ended September 30, 2020, other operating expenses decreased 2.5% to $215.3 million from $220.9 million during the comparable period in 2019. The decrease is primarily attributable to decreases in travel costs and conference expenses, partially offset by increases in taxes and licenses, professional fees, insurance expense, and investment banking gross-up costs, which is attributable to an increase in investment banking revenues.

Provision for income taxes – For the three and nine months ended September 30, 2020, our provision for income taxes was $37.9 million and $101.5 million, representing an effective tax rate of 23.9% and 24.4%, respectively, compared to $40.6 million and $117.2 million for the comparable periods in 2019, representing an effective tax rate of 27.1% and 27.0%, respectively.

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

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$120,600	$118,061	2.2	22.9%	22.1%
Principal transactions	42,027	42,056	(0.1)	8.0	7.9
Brokerage revenues	162,627	160,117	1.6	30.9	30.0
Asset management and service fees	230,765	217,616	6.0	43.8	40.7
Investment banking	8,113	9,855	(17.7)	1.5	1.8
Interest	114,871	168,902	(32.0)	21.8	31.6
Other income	17,150	9,046	89.6	3.3	1.7
Total revenues	533,526	565,536	(5.7)	101.3	105.8
Interest expense	6,690	30,965	(78.4)	1.3	5.8
Net revenues	526,836	534,571	(1.4)	100.0	100.0
Non-interest expenses:
Compensation and benefits	277,903	261,681	6.2	52.7	49.0
Occupancy and equipment rental	29,791	29,382	1.4	5.7	5.5
Communication and office supplies	13,706	14,084	(2.7)	2.6	2.6
Commissions and floor brokerage	5,742	5,049	13.7	1.1	0.9
Provision for credit losses	(1,353)	929	n/m	(0.3)	0.2
Other operating expenses	22,117	20,623	7.2	4.2	3.9
Total non-interest expenses	347,906	331,748	4.9	66.0	62.1
Income before income taxes	$178,930	$202,823	(11.8)	34.0%	37.9%

	September 30,
	2020	2019
Branch offices	393	381
Financial advisors	2,177	2,097
Independent contractors	94	96
Total financial advisors	2,271	2,193

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$373,653	$348,272	7.3	23.1%	22.1%
Principal transactions	127,976	127,427	0.4	7.9	8.1
Brokerage revenues	501,629	475,699	5.5	31.0	30.2
Asset management and service fees	667,446	624,025	7.0	41.3	39.6
Investment banking	26,462	28,637	(7.6)	1.6	1.8
Interest	400,092	523,686	(23.6)	24.8	33.2
Other income	51,610	28,422	81.6	3.3	1.7
Total revenues	1,647,239	1,680,469	(2.0)	102.0	106.5
Interest expense	31,665	102,855	(69.2)	2.0	6.5
Net revenues	1,615,574	1,577,614	2.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	834,564	771,475	8.2	51.7	48.9
Occupancy and equipment rental	90,237	89,620	0.7	5.6	5.7
Communication and office supplies	44,059	42,824	2.9	2.7	2.7
Commissions and floor brokerage	16,828	15,095	11.5	1.0	1.0
Provision for credit losses	33,925	5,565	509.6	2.1	0.4
Other operating expenses	66,539	63,370	5.0	4.1	3.9
Total non-interest expenses	1,086,152	987,949	9.9	67.2	62.6
Income before income taxes	$529,422	$589,665	(10.2)	32.8%	37.4%

NET REVENUES

For the three months ended September 30, 2020, Global Wealth Management net revenues decreased 1.4% to $526.8 million from $534.6 million for the comparable period in 2019. The decrease in net revenues over the comparable period in 2019 is primarily attributable to decreases in net interest income and investment banking, partially offset by increases in other income, asset management and service fee revenues, and commission revenues.

For the nine months ended September 30, 2020, Global Wealth Management net revenues increased 2.4% to $1.62 billion from $1.58 billion for the comparable period in 2019. The increase in net revenues over the comparable period in 2019 is primarily attributable to the growth in asset management and service fee revenues and higher brokerage revenues and other income, partially offset by a decrease in net interest income and investment banking.

Commissions – For the three months ended September 30, 2020, commission revenues increased 2.2% to $120.6 million from $118.1 million in the comparable period in 2019. For the nine months ended September 30, 2020, commission revenues increased 7.3% to $373.7 million from $348.3 million in the comparable period in 2019.

Principal transactions – For the three months ended September 30, 2020, principal transactions revenues decreased 0.1% to $42.0 million from $42.1 million in the comparable period in 2019. For the nine months ended September 30, 2020, principal transactions revenues increased 0.4% to $128.0 million from $127.4 million in the comparable period in 2019.

Brokerage revenues - For the three months ended September 30, 2020, brokerage revenues increased 1.6% to $162.6 million from $160.1 million in the comparable period in 2019.  For the nine months ended September 30, 2020, brokerage revenues increased 5.5% to $501.6 million from $475.7 million in the comparable period in 2019.

Asset management and service fees – For the three months ended September 30, 2020, asset management and service fees increased 6.0% to $230.8 million from $217.6 million in the comparable period in 2019. The increase from the comparative period in 2019 is primarily attributable to higher asset values and strong fee-based asset flows.

For the nine months ended September 30, 2020, asset management and service fees increased 7.0% to $667.4 million from $624.0 million in the comparable period in 2019. The increase is primarily due to higher asset levels and strong fee-based asset flows at the end of fiscal 2019 and our continued expansion in the asset management business.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	9/30/20	9/30/19	% Change	6/30/20	% Change
Client assets	$325,159,000	$311,819,000	4.3	$306,235,000	6.2
Fee-based client assets	$115,162,000	$108,138,000	6.5	$106,218,000	8.4
Number of client accounts	1,059,000	1,009,000	5.0	1,038,000	2.0
Number of fee-based client accounts	252,000	223,000	13.0	241,000	4.6

The value of our client assets and fee-based client assets at September 30, 2020 continued to rebound from the lows experienced at the end of the first quarter of 2020 when macroeconomic concerns resulting from the challenging operating environment lead to decreased global equity prices, wider credit spreads, and uncertainty in the economic outlook drove asset values down.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 17.7% to $8.1 million for the three months ended September 30, 2020 from $9.9 million during the comparable period in 2019. For the nine months ended September 30, 2020, investment banking revenues decreased 7.6% to $26.5 million from $28.6 million during the comparable period in 2019. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2020, interest revenue decreased 32.0% to $114.9 million from $168.9 million in the comparable period in 2019. For the nine months ended September 30, 2020, interest revenue decreased 23.6% to $400.1 million from $523.7 million during the comparable period in 2019. The decrease is primarily due lower interest rates. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended September 30, 2020, other income increased 89.6% to $17.2 million from $9.0 million in the comparable period in 2019. The increase is primarily attributable to improved investment gains. For the nine months ended September 30, 2020, other income increased 81.6% to $51.6 million from $28.4 million during the comparable period in 2019. The increase is primarily attributable to the gain recognized on the sale of Ziegler Capital Management, LLC in the first quarter of 2020, partially offset by investment losses.

Interest expense – For the three months ended September 30, 2020, interest expense decreased 78.4% to $6.7 million from $31.0 million during the comparable period in 2019. For the nine months ended September 30, 2020, interest expense decreased 69.2% to $31.7 million from $102.9 million during the comparable period in 2019. The decrease in interest expense is primarily attributable to lower interest rates over the comparable period in 2019.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$785,969	$275	0.14%	$540,767	$3,194	2.36%
U.S. government agencies	4,862	25	2.07	4,546	68	5.98
State and municipal securities (tax-exempt) (1)	2,405	12	1.97	34,306	195	2.27
Mortgage-backed securities	824,040	3,185	1.55	1,253,362	6,584	2.10
Corporate fixed income securities	551,785	3,453	2.50	743,704	5,696	3.06
Asset-backed securities	4,838,748	25,291	2.09	4,367,773	42,402	3.88
Federal Home Loan Bank ("FHLB") and other capital stock	42,927	306	2.86	46,706	355	3.04
Loans (2)
Securities-based loans	1,787,092	9,168	2.05	1,959,281	19,870	4.06
Commercial and industrial	4,036,326	30,101	2.98	3,330,231	39,700	4.77
Residential real estate	3,711,243	26,103	2.81	3,003,776	23,163	3.08
Commercial real estate	399,986	3,762	3.76	377,157	5,206	5.52
Home equity lines of credit	66,664	475	2.85	51,330	614	4.78
Construction and land	496,729	3,850	3.10	258,307	3,446	5.34
Other	39,442	232	2.35	135,301	1,756	5.19
Loans held for sale	460,107	2,590	2.25	209,737	1,681	3.21
Total interest-earning assets (3)	$18,048,325	$108,828	2.41%	$16,316,284	$153,930	3.77%
Cash and due from banks	18,289			49,493
Other non interest-earning assets	273,792			366,596
Total assets	$18,340,406			$16,732,373
Liabilities and stockholder's equity:
Deposits:
Money market	$15,636,513	$599	0.02%	$12,773,765	$12,713	0.40%
Time deposits	137,633	720	2.09	1,074,433	6,792	2.53
Demand deposits	566,898	122	0.09	578,067	2,212	1.53
Savings	38,190	37	0.39	499,912	3,098	2.48
FHLB advances	157,098	515	1.31	270,092	1,146	1.70
Other borrowings	1,490	23	6.08	1,663	27	6.49
Total interest-bearing liabilities (3)	16,537,822	2,016	0.05%	15,197,932	25,988	0.68%
Non-interest-bearing liabilities	272,328			123,924
Other non-interest bearing liabilities	121,322			83,133
Total liabilities	16,931,472			15,404,989
Stockholder's equity	1,408,934			1,327,384
Total liabilities and stockholder's equity	$18,340,406			$16,732,373
Net interest income/spread		$106,812	2.36%		$127,942	3.09%
Net interest margin			2.37%			3.14%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$734,239	$1,804	0.33%	$532,074	$9,525	2.39%
U.S. government agencies	5,181	73	1.88	3,161	68	2.87
State and municipal securities (tax-exempt) (1)	10,988	177	2.14	44,104	716	2.16
Mortgage-backed securities	931,403	13,731	1.97	1,416,057	24,170	2.28
Corporate fixed income securities	644,187	12,705	2.63	870,183	19,771	3.03
Asset-backed securities	4,740,112	94,944	2.67	4,523,805	137,402	4.05
Federal Home Loan Bank ("FHLB") and other capital stock	49,718	1,192	3.20	52,328	2,085	5.31
Loans (2)
Securities-based loans	1,879,672	35,571	2.52	1,892,268	59,154	4.17
Commercial and industrial	3,897,859	99,863	3.42	3,361,206	121,833	4.83
Residential real estate	3,572,673	77,001	2.87	2,959,501	68,176	3.07
Commercial real estate	415,808	13,570	4.35	356,161	14,900	5.58
Home equity lines of credit	60,207	1,471	3.26	46,732	1,725	4.92
Construction and land	454,119	12,514	3.67	203,386	8,329	5.46
Other	35,623	741	2.77	130,939	5,121	5.21
Loans held for sale	440,535	9,834	2.98	192,731	5,303	3.67
Total interest-earning assets (3)	$17,872,324	$375,191	2.80%	$16,584,636	$478,278	3.85%
Cash and due from banks	15,317			46,521
Other non interest-earning assets	273,642			395,158
Total assets	$18,161,283			$17,026,315
Liabilities and stockholder's equity:
Deposits:
Money market	$15,069,691	$4,940	0.04%	$12,722,788	$44,627	0.47%
Time deposits	261,729	4,472	2.28	1,336,471	24,174	2.41
Demand deposits	764,695	3,629	0.63	636,131	8,120	1.70
Savings	49,271	283	0.76	283,393	5,307	2.50
FHLB advances	332,175	3,550	1.43	426,535	5,735	1.79
Other borrowings	1,519	76	6.60	1,691	95	7.49
Total interest-bearing liabilities (3)	16,479,080	16,950	0.14%	15,407,009	88,058	0.76%
Non-interest-bearing liabilities	246,046			135,336
Other non-interest bearing liabilities	107,658			167,746
Total liabilities	16,832,784			15,710,091
Stockholder's equity	1,328,499			1,316,224
Total liabilities and stockholder's equity	$18,161,283			$17,026,315
Net interest income/spread		$358,241	2.66%		$390,220	3.09%
Net interest margin			2.67%			3.14%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2020 compared to the three and nine month periods ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$15,483	$(18,402)	$(2,919)	$4,339	$(12,060)	$(7,721)
U.S. government agencies	30	(73)	(43)	10	(5)	5
State and municipal securities (tax-exempt) (1)	(160)	(23)	(183)	(527)	(12)	(539)
Mortgage-backed securities	(1,919)	(1,480)	(3,399)	(7,466)	(2,973)	(10,439)
Corporate fixed income securities	(1,312)	(931)	(2,243)	(4,685)	(2,381)	(7,066)
Asset-backed securities	5,215	(22,326)	(17,111)	6,935	(49,393)	(42,458)
FHLB and other capital stock	(28)	(21)	(49)	(100)	(793)	(893)
Loans
Securities-based loans	(1,616)	(9,086)	(10,702)	(391)	(23,192)	(23,583)
Commercial and industrial	12,532	(22,131)	(9,599)	26,271	(48,241)	(21,970)
Residential real estate	4,690	(1,750)	2,940	12,806	(3,981)	8,825
Commercial real estate	339	(1,783)	(1,444)	4,248	(5,578)	(1,330)
Home equity lines of credit	393	(532)	(139)	1,467	(1,721)	(254)
Construction and land	740	(336)	404	5,696	(1,511)	4,185
Other	(860)	(664)	(1,524)	(2,666)	(1,714)	(4,380)
Loans held for sale	1,211	(302)	909	6,278	(1,747)	4,531
	$34,738	$(79,840)	$(45,102)	$52,215	$(155,302)	$(103,087)
Interest expense:
Deposits:
Money market	$3,681	$(15,795)	$(12,114)	$10,138	$(49,825)	$(39,687)
Time deposits	(5,068)	(1,004)	(6,072)	(18,431)	(1,271)	(19,702)
Demand deposits	(42)	(2,048)	(2,090)	2,129	(6,620)	(4,491)
Savings	(1,599)	(1,462)	(3,061)	(2,730)	(2,294)	(5,024)
FHLB advances	(409)	(222)	(631)	(1,134)	(1,051)	(2,185)
Other borrowings	(3)	(1)	(4)	(9)	(10)	(19)
	$(3,440)	$(20,532)	$(23,972)	$(10,037)	$(61,071)	$(71,108)

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

For the three months ended September 30, 2020, interest revenue of $108.8 million was generated from average interest-earning assets of $18.0 billion at an average interest rate of 2.41%. Interest revenue of $153.9 million for the comparable period in 2019 was generated from average interest-earning assets of $16.3 billion at an average interest rate of 3.77%.

For the nine months ended September 30, 2020, interest revenue of $375.2 million was generated from average interest-earning assets of $17.9 billion at an average interest rate of 2.80%. Interest revenue of $478.3 million for the comparable period in 2019 was generated from average interest-earning assets of $16.6 billion at an average interest rate of 3.85%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended September 30, 2020, interest expense of $2.0 million was incurred from average interest-bearing liabilities of $16.5 billion at an average interest rate of 0.05%. Interest expense of $26.0 million for the comparable period in 2019 was incurred from average interest-bearing liabilities of $15.2 billion at an average interest rate of 0.68%.

For the nine months ended September 30, 2020, interest expense of $17.0 million was incurred from average interest-bearing liabilities of $16.5 billion at an average interest rate of 0.14%. Interest expense of $88.1 million for the comparable period in 2019 was incurred from average interest-bearing liabilities of $15.4 billion at an average interest rate of 0.76%.

Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

See “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2020, Global Wealth Management non-interest expenses increased 4.9% to $347.9 million from $331.7 million for the comparable period in 2019. For the nine months ended September 30, 2020, Global Wealth Management non-interest expenses increased 9.9% to $1.1 billion from $987.9 million for the comparable period in 2019.

Compensation and benefits – For the three months ended September 30, 2020, compensation and benefits expense increased 6.2% to $277.9 million from $261.7 million during the comparable period in 2019. For the nine months ended September 30, 2020, compensation and benefits expense increased 8.2% to $834.6 million from $771.5 million during the comparable period in 2019. The increase over the comparable period in 2019 is principally due to increased variable compensation. Compensation and benefits expense as a percentage of net revenues was 52.7% and 51.7% for the three and nine months ended September 30, 2020, respectively, compared to 49.0% and 48.9% for the comparable periods in 2019, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2020, occupancy and equipment rental expense increased 1.4% to $29.8 million from $29.4 million during the comparable period in 2019. The increase is primarily attributable to increases in rent expense and data processing costs. For the nine months ended September 30, 2020, occupancy and equipment rental expense increased 0.7% to $90.2 million from $89.6 million during the comparable period in 2019.

Communications and office supplies – For the three months ended September 30, 2020, communications and office supplies expense decreased 2.7% to $13.7 million from $14.1 million during the comparable period in 2019. The decrease is primarily attributable to a decrease in shipping costs, partially offset by higher communication and quote expenses. For the nine months ended September 30, 2020, communications and office supplies expense increased 2.9% to $44.1 million from $42.8 million during the comparable period in 2019. The increase is primarily attributable to higher shipping costs and communication and quote equipment expenses.

Commissions and floor brokerage – For the three months ended September 30, 2020, commissions and floor brokerage expense increased 13.7% to $5.7 million from $5.0 million during the comparable period in 2019. For the nine months ended September 30, 2020, commissions and floor brokerage expense increased 11.5% to $16.8 million from $15.1 million during the comparable period in 2019. The increase is primarily attributable to higher trading and clearing expenses.

Provision for credit losses – For the three months ended September 30, 2020, provision for credit losses decreased to a credit of $1.4 million from $0.9 million during the comparable period in 2019. For the nine months ended September 30, 2020, provision for credit losses increased 509.6% to $33.9 million from $5.6 million during the comparable period in 2019. Relatively modest loan growth and the stabilization of economic factors during the third quarter of 2020 coupled with an overlay resulted in an immaterial release of the provision for credit losses during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the provision for credit losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – For the three months ended September 30, 2020, other operating expenses increased 7.2% to $22.1 million from $20.6 million during the comparable period in 2019. The increase is primarily attributable to increases in settlement costs, insurance expense, advertising, and professional fees, partially offset by lower travel and conference expenses. For the nine months ended September 30, 2020, other operating expenses increased 5.0% to $66.5 million from $63.4 million during the comparable period in 2019. The increase is primarily attributable to increases in settlement costs, insurance expense, and professional fees, partially offset by lower travel and conference expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2020, income before income taxes decreased 11.8% to $178.9 million from $202.8 million during the comparable period in 2019. For the nine months ended September 30, 2020, income before income taxes decreased 10.2% to $529.4 million from $589.7 million during the comparable period in 2019.

For the three months ended September 30, 2020, profit margins (income before income taxes as a percent of net revenues) have decreased to 34.0% from 37.9% during the comparable period in 2019. For the nine months ended September 30, 2020, profit margins decreased to 32.8% from 37.4% during the comparable period in 2019.

Results of Operations – Institutional Group

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$52,054	$45,859	13.5	14.3%	15.8%
Principal transactions	98,856	55,791	77.2	27.2	19.2
Brokerage revenues	150,910	101,650	48.5	41.5	35.0
Advisory fees	80,842	104,847	(22.9)	22.2	36.1
Capital raising	129,179	84,088	53.6	35.6	29.0
Investment banking	210,021	188,935	11.2	57.8	65.1
Interest	3,351	5,938	(43.6)	0.9	2.0
Other income	1,765	(407)	n/m	0.5	(0.1)
Total revenues	366,047	296,116	23.6	100.7	102.0
Interest expense	2,682	5,894	(54.5)	0.7	2.0
Net revenues	363,365	290,222	25.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	210,754	171,534	22.9	58.0	59.1
Occupancy and equipment rental	17,803	12,427	43.3	4.9	4.3
Communication and office supplies	21,800	19,053	14.4	6.0	6.6
Commissions and floor brokerage	7,512	5,503	36.5	2.1	1.9
Other operating expenses	28,655	33,082	(13.4)	7.9	11.3
Total non-interest expenses	286,524	241,599	18.6	78.9	83.2
Income before income taxes	$76,841	$48,623	58.0	21.1%	16.8%

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019
Revenues:
Commissions	$187,127	$136,078	37.5	17.1%	16.6%
Principal transactions	317,590	170,916	85.8	29.0	20.8
Brokerage revenues	504,717	306,994	64.4	46.1	37.4
Advisory fees	254,733	292,647	(13.0)	23.3	35.6
Capital raising	333,442	218,963	52.3	30.5	26.6
Investment banking	588,175	511,610	15.0	53.8	62.2
Interest	11,903	18,171	(34.5)	1.1	2.2
Other income	(1,640)	3,888	(142.2)	(0.1)	0.5
Total revenues	1,103,155	840,663	31.2	100.9	102.3
Interest expense	9,456	18,553	(49.0)	0.9	2.3
Net revenues	1,093,699	822,110	33.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	658,162	486,724	35.2	60.2	59.2
Occupancy and equipment rental	50,501	38,287	31.9	4.6	4.7
Communication and office supplies	66,105	53,802	22.9	6.0	6.5
Commissions and floor brokerage	26,445	17,420	51.8	2.4	2.1
Other operating expenses	90,856	105,748	(14.1)	8.4	12.9
Total non-interest expenses	892,069	701,981	27.1	81.6	85.4
Income before income taxes	$201,630	$120,129	67.8	18.4%	14.6%
NET REVENUES

For the three months ended September 30, 2020, Institutional Group net revenues increased 25.2% to $363.4 million from $290.2 million for the comparable period in 2019. The increase in net revenues was primarily attributable to an increase in brokerage revenues and capital raising revenues, partially offset by a decrease in advisory fees.

For the nine months ended September 30, 2020, Institutional Group net revenues increased 33.0% to $1.1 billion from $822.1 million during the comparable period in 2019. The increase in net revenues was primarily attributable to an increase in brokerage revenues and capital raising revenues, partially offset by a decrease in advisory fees and other income.

Commissions – For the three months ended September 30, 2020, commission revenues increased 13.5% to $52.1 million from $45.9 million in the comparable period in 2019. For the nine months ended September 30, 2020, commission revenues increased 37.5% to $187.1 million from $136.1 million in the comparable period in 2019.

Principal transactions – For the three months ended September 30, 2020, principal transactions revenues increased 77.2% to $98.9 million from $55.8 million in the comparable period in 2019. For the nine months ended September 30, 2020, principal transaction revenues increased 85.8% to $317.6 million from $170.9 million in the comparable period in 2019.

Brokerage revenues – For the three months ended September 30, 2020, institutional brokerage revenues increased 48.5% to $150.9 million from $101.7 million in the comparable period in 2019. For the nine months ended September 30, 2020, institutional brokerage revenues increased 64.4% to $504.7 million from $307.0 million in the comparable period in 2019.

Brokerage revenues were impacted by higher trading volumes due to market volatility as a result of the risks from the COVID-19 pandemic. In addition, brokerage revenues were negatively impacted by the continued migration from active to passive management strategies.

For the three months ended September 30, 2020, fixed income institutional brokerage revenues increased 59.5% to $96.7 million from $60.6 million in the comparable period in 2019. For the nine months ended September 30, 2020, fixed income brokerage revenues increased 70.1% to $317.1 million from $186.4 million in the comparable period in 2019. The increase is primarily attributable to strong client engagement and market volatility.

For the three months ended September 30, 2020, equity institutional brokerage revenues increased 32.1% to $54.2 million from $41.0 million during the comparable period in 2019. For the nine months ended September 30, 2020, equity brokerage revenues increased 55.6% to $187.6 million from $120.6 million during the comparable period in 2019. The increase is primarily attributable to higher trading volumes due to market volatility, partially offset by a continued migration from active to passive management strategies.

Investment banking – For the three months ended September 30, 2020, investment banking revenues increased 11.2% to $210.0 million from $188.9 million during the comparable period in 2019. The increase is primarily attributable to increases in fixed income and equity capital raising revenues, partially offset by a decrease in advisory fees. For the nine months ended September 30, 2020, investment banking revenues increased 15.0% to $588.2 million from $511.6 million during the comparable period in 2019. The increase is primarily attributable to an increase in fixed income and equity capital raising revenues, partially offset by a decrease in advisory fees.

For the three months ended September 30, 2020, advisory fee revenues decreased 22.9% to $80.8 million from $104.8 million in the comparable period in 2019. For the nine months ended September 30, 2020, advisory fees decreased 13.0% to $254.7 million from $292.6 million in the comparable period in 2019. Advisory fee revenues were negatively impacted by a decrease in industry-wide completed mergers and acquisitions transactions.

For the three months ended September 30, 2020, capital raising revenues increased 53.6% to $129.2 million from $84.1 million in the comparable period in 2019. For the nine months ended September 30, 2020, capital raising revenues increased 52.3% to $333.4 million from $219.0 million in the comparable period in 2019.

For the three months ended September 30, 2020, fixed income capital raising revenues increased 63.2% to $50.7 million from $31.1 million during the comparable period in 2019. For the nine months ended September 30, 2020, fixed income capital raising revenues increased 66.6% to $131.5 million from $78.9 million during the comparable period in 2019. The increase is primarily attributable to an increase in the municipal bond origination business. Fixed income capital raising revenues increased from a year ago as clients accessed the market to benefit from the lower rate environment and to raise additional liquidity.

For the three months ended September 30, 2020, equity capital raising revenues increased 48.0% to $78.5 million from $53.0 million during the comparable period in 2019. For the nine months ended September 30, 2020, equity capital raising revenues increased 44.2% to $201.9 million from $140.0 million during the comparable period in 2019. The increase in equity capital raising revenues increase is primarily attributable to an increase in deals compared to the prior year.

Interest – For the three months ended September 30, 2020, interest decreased 43.6% to $3.4 million from $5.9 million in the comparable period in 2019. For the nine months ended September 30, 2020, interest decreased 34.5% to $11.9 million from $18.2 million during the comparable period in 2019. The decrease is primarily attributable to lower interest rates and lower inventory levels.

Other income – For the three months ended September 30, 2020, other income increased to $1.8 million from a loss of $0.4 million in the comparable period in 2019. For the nine months ended September 30, 2020, other income decreased 142.2% to a loss of $1.6 million from $3.9 million during the comparable period in 2019.

Interest expense – For the three months ended September 30, 2020, interest expense decreased 54.5% to $2.7 million from $5.9 million in the comparable period in 2019. For the nine months ended September 30, 2020, interest expense decreased 49.0% to $9.5 million from $18.6 million in the comparable period in 2019. The decrease is primarily attributable to lower interest rates and a decrease in inventory levels.

NON-INTEREST EXPENSES

For the three months ended September 30, 2020, Institutional Group non-interest expenses increased 18.6% to $286.5 million from $241.6 million for the comparable period in 2019. For the nine months ended September 30, 2020, Institutional Group non-interest expenses increased 27.1% to $892.1 million from $702.0 million during the comparable period in 2019.

Compensation and benefits – For the three months ended September 30, 2020, compensation and benefits expense increased 22.9% to $210.8 million from $171.5 million during the comparable period in 2019. For the nine months ended September 30, 2020, compensation and benefits expense increased 35.2% to $658.2 million from $486.7 million during the comparable period in 2019.

Compensation and benefits expense as a percentage of net revenues was 58.0% and 60.2% for the three and nine months ended September 30, 2020, respectively, compared to 59.1% and 59.2% for comparable periods in 2019, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2020, occupancy and equipment rental expense increased 43.3% to $17.8 million from $12.4 million during the comparable period in 2019. For the nine months ended September 30, 2020, occupancy and equipment rental expense increased 31.9% to $50.5 million from $38.3 million during the comparable period in 2019. The increase is primarily attributable to higher rent expense.

Communications and office supplies – For the three months ended September 30, 2020, communications and office supplies expense increased 14.4% to $21.8 million from $19.1 million during the comparable period in 2019. For the nine months ended September 30, 2020, communications and office supplies expense increased 22.9% to $66.1 million from $53.8 million during the comparable period in 2019. The increase is primarily attributable to higher communication and quote equipment expenses.

Commissions and floor brokerage – For the three months ended September 30, 2020, commissions and floor brokerage expense increased 36.5% to $7.5 million from $5.5 million during the comparable period in 2019. For the nine months ended September 30, 2020, commissions and floor brokerage expense increased 51.8% to $26.4 million from $17.4 million during the comparable period in 2019. The increase is primarily attributable to higher volumes.

Other operating expenses – For the three months ended September 30, 2020, other operating expenses decreased 13.4% to $28.7 million from $33.1 million during the comparable period in 2019. For the nine months ended September 30, 2020, other operating expenses decreased 14.1% to $90.9 million from $105.7 million during the comparable period in 2019. The decrease was primarily attributable to a decrease in conference and travel costs, partially offset by increases in settlement and legal costs and higher investment banking gross-up costs, which is attributable to an increase in investment banking revenues.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2020, income before income taxes for the Institutional Group segment increased 58.0% to $76.8 million from $48.6 million during the comparable period in 2019. For the nine months ended September 30, 2020, income before income taxes for the Institutional Group segment increased 67.8% to $201.6 million from $120.1 million during the comparable period in 2019.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 21.1% for the three months ended September 30, 2020 from 16.8% during the comparable period in 2019 as a result of higher revenues, partially offset by an increase in expenses.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 18.4% for the nine months ended September 30, 2020 from 14.6% during the comparable period in 2019 as a result of higher revenues, partially offset by an increase in expenses.

Results of Operations – Other Segment

Three and Nine months ended September 30, 2020 Compared with Three and Nine months ended September 30, 2019

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net revenues	$(6,901)	$(3,221)	(114.3)	$(17,122)	$(6,945)	(146.5)
Non-interest expenses:
Compensation and benefits	44,983	52,945	(15.0)	165,266	152,936	8.1
Other operating expenses	45,494	44,526	2.2	132,205	113,368	16.6
Total non-interest expenses	90,477	97,471	(7.2)	297,471	266,304	11.7
Loss before income taxes	$(97,378)	$(100,692)	(3.3)%	$(314,593)	$(273,249)	15.1%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$6,770	$8,827	(23.3)	$22,907	$16,063	42.6
Other operating expenses	6,219	6,024	3.2	19,672	17,206	14.3
Total non-interest expenses	$12,989	$14,851	(12.5)%	$42,579	$33,269	28.0%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest expenses:
Compensation and benefits	$38,213	$44,118	(13.4)	$142,359	$136,873	4.0
Other operating expenses	39,275	38,502	2.0	112,533	96,162	17.0
Total non-interest expenses	$77,488	$82,620	(6.2)%	$254,892	$233,035	9.4%

Non-interest expenses for the three months ended September 30, 2020 decreased 6.2% from the comparable period in 2019. The decrease consisted of a 13.4% decrease in compensation and benefits and a 2.0% increase in other operating expenses. Non-interest expenses for the nine months ended September 30, 2020 increased 9.4% from the comparable period in 2019. The increase consisted of a 4.0% increase in compensation and benefits and a 17.0% increase in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2020, our total assets increased 3.8% to $25.5 billion from $24.6 billion at December 31, 2019. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2020, our liabilities were comprised primarily of deposits of $16.4 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.4 billion, payables to customers of $1.0 billion at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.1 billion, accrued employee compensation of $476.8 million, and trust preferred securities of $60.0 million. To meet our obligations to clients and operating needs, we had $1.7 billion in cash and cash equivalents at September 30, 2020. We also had highly liquid assets consisting of held-to-maturity securities of $3.4 billion, available-for-sale securities of $2.8 billion, client brokerage receivables of $1.1 billion, and financial instruments of $819.7 million.

Cash Flow

Cash, cash equivalents, and restricted cash increased $574.0 million to $1.7 billion at September 30, 2020, from $1.1 billion at December 31, 2019. Operating activities provided cash of $1.3 billion. Investing activities used cash of $1.2 billion due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the proceeds received from the sale of ZCM. Financing activities provided cash of $468.6 million principally due to an increase in bank deposits and proceeds received from the issuance of senior notes and preferred stock, partially offset by a decrease in securities loaned, repayments of Federal Home Loan Bank advances, share repurchases, and dividends paid on our common and preferred stock.

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

As of September 30, 2020, we had $25.5 billion in assets, $9.7 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2020	December 31, 2019	Average Conversion
Cash and cash equivalents	$1,716,570	$1,142,596
Receivables from brokers, dealers, and clearing organizations	444,685	627,790	5 days
Securities purchased under agreements to resell	436,860	385,008	1 day
Financial instruments owned at fair value	814,205	963,606	3 days
Available-for-sale securities at fair value	2,824,258	3,254,737	3 days
Held-to-maturity securities at amortized cost	3,397,713	2,856,219	4 days
Investments	37,723	49,980	10 days
Total cash and assets readily convertible to cash	$9,672,014	$9,279,936

As of September 30, 2020 and December 31, 2019, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2020		December 31, 2019
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$166,152	$—	$98,250	$—
Financial instruments owned at fair value	182,272	182,272	391,634	391,634
Investment portfolio (AFS & HTM)	—	1,655,394	—	1,617,688
	$348,424	$1,837,666	$489,884	$2,009,322

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In January 2020, the Board of Directors approved the increase of an additional 4.9 million shares, bringing the authorized share repurchase amount to 10.0 million shares. At September 30, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. There were no share repurchases during the three months ended September 30, 2020.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements, and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions, and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 53.

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

At September 30, 2020, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2020, available cash and highly liquid investments comprised approximately 25% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.7 billion of cash and cash equivalents at September 30, 2020, compared to $1.1 billion at December 31, 2019. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.8 billion in available-for-sale investment securities at September 30, 2020, compared to $3.3 billion at December 31, 2019. As of September 30, 2020, the weighted-average life of the investment securities portfolio was approximately 0.9 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2020, we had $16.4 billion in deposits compared to $15.3 billion at December 31, 2019. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

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

Our uncommitted secured lines of credit at September 30, 2020, totaled $915.0 million with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the nine months ended September 30, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2020, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the three and nine months ended September 30, 2020 on these advances is 1.31% and 1.43%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2020, there were no Federal Home Loan advances.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At September 30, 2020, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2021 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300.0 million at variable rates of interest. At September 30, 2020, we had no advances on the Stifel Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $2.9 billion at September 30, 2020 and $59.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2020, there were no outstanding FHLB advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.5 billion with the Fed’s discount window at September 30, 2020. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $15.4 billion at September 30, 2020.

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

Use of Capital Resources

We have paid $138.0 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2020. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2020, and the years ended December 31, 2021, 2022, 2023, 2024, and thereafter are $43.7 million, $102.9 million, $92.4 million, $81.9 million, $68.8 million, and $192.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At September 30, 2020, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 14.5 million, of which 12.5 million were unvested. At September 30, 2020, there was unrecognized compensation cost for deferred awards of approximately $514.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2020, and the years ended December 31, 2021, 2022, 2023, 2024, and thereafter are $39.9 million, $141.1 million, $125.4 million, $94.0 million, $65.6 million, and $48.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At September 30, 2020, Stifel had net capital of $468.5 million, which was 37.8% of aggregate debit items and $443.7 million in excess of its minimum required net capital. At September 30, 2020, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2020, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2020, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At September 30, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

We have been affected, and expect to continue to be affected, by market stress resulting from the COVID-19 pandemic that began in the first quarter of 2020. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 53.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2020, and the daily VaR at September 30, 2020 and December 31, 2019 (in thousands):

	Nine Months Ended September 30, 2020			VAR Calculation at
	High	Low	Daily Average	September 30, 2020	December 31, 2019
Daily VaR	$16,723	$1,482	$6,375	$7,764	$2,162

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

The following table illustrates the estimated change in net interest margin at September 30, 2020, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	17.4%
+100	8.8
0	—
-100	(5.5)
-200	(5.6)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2020 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$7,220,618	$547,173	$2,293,730	$1,070,471
Securities	5,029,394	226,433	626,832	343,196
Interest-bearing cash	386,912	—	—	—
	$12,636,924	$773,606	$2,920,562	$1,413,667
Interest-bearing liabilities:
Transaction accounts and savings	$16,045,851	$—	$—	$—
Certificates of deposit	59,683	17,657	34,619	—
	$16,105,534	$17,657	$34,619	$—
GAP	(3,468,610)	755,949	2,885,943	1,413,667
Cumulative GAP	$(3,468,610)	$(2,712,661)	$173,282	$1,586,949

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.9 billion, and the fair value of the collateral that had been sold or repledged was $182.3 million.

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

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bancorp is subject to various regulatory capital requirements administered by the FDIC and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bancorp's financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2020 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2020.

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

The coronavirus disease (COVID-19) pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial ongoing volatility in the global financial markets, prolonged levels of relatively high unemployment, and operational challenges such as the implementation of, or reinstitution of, measures to temporarily close businesses, sheltering-in-place directives and continuing remote work protocols. Governments and central banks around the world reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption, or whether additional measures will be taken. If the pandemic continues as expected well in to 2021, or if the actions of governments and central banks are unsuccessful or are not extended or maintained, the adverse impact on the global economy could be prolonged or further deepen, and our results of operations and financial condition in future quarters will be adversely affected.

Towards the end of the first quarter of 2020 and continuing through the second and third quarters of 2020 and into the fourth quarter, the pandemic impacted each of our business segments and such impact will likely persist or increase in future quarters if current conditions persist or worsen (e.g., decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, market volatility and reduced investment banking advisory activity). This resulted in significant decreases, in the first half of 2020, in the valuation of loans and commitments, investments and certain classes of trading assets, an increase in the allowance for credit losses, reduced net interest income, and reduced investment banking advisory fees. At the same time, increased revenues that we have realized for certain products related to high levels of client trading activity may not be replicated in future quarters.

Until the impact of the pandemic subsides, we could experience reduced client activity and demand for our products and services and higher credit and valuation losses in our loan, commitment and investment portfolios. Although we have had none to date, we could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on capital and liquidity and possible reductions in our regulatory capital and liquidity ratios, as well as a higher cost of capital, and possible changes or downgrades to our credit ratings. In addition, the sharp decline in interest rates has further, and we expect will continue to, decrease interest margins in our lending businesses. A continued slowdown of commercial activity would cause overall investment banking revenues to decline and the decline in assets under management and client balances will also further reduce asset management and service revenues.

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

Our business is dependent on the willingness and ability of our customers to conduct financial transactions. The continued spread of COVID-19, or another highly infectious or contagious disease, have caused and may continue to cause severe disruptions in such activities, as well as other aspects of conducting our business. These effects include restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors. We often recruit skilled professionals and new clients by visiting their offices or having them visit our offices. Although we have successfully implemented a virtual recruiting strategy, travel restrictions or other disruptions that prevent us from meeting with professional prospects or potential new clients may adversely impact our ability to recruit such professional prospects or engage potential new clients over the long term.

While the COVID-19 pandemic negatively impacted our results of operations in the first nine months of 2020 and is likely to continue to do so, the extent to which it, and the related global economic crisis, affect our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our customers, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.  Even after the pandemic subsides, it is possible that the U.S. and other major economies will continue to experience a prolonged recession, which we expect would materially and adversely affect our businesses, results of operations and financial condition.

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

Continued market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. Although trading volume has increased in the first nine months of 2020 due primarily to market volatility as a result of the COVID-19 pandemic, such increased volume may not be replicated in future periods. Moreover, we could experience a material reduction in trading volume and lower securities prices in future periods, which would result in lower brokerage revenues, including losses on trading inventory. The fair values of certain of our investments have been and may continue to be negatively impacted, resulting in unrealized or realized losses on such investments.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2020. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2020.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2020, the maximum number of shares that may yet be purchased under this plan was 8.9 million.

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

101 104

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

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

Date:  November 6, 2020