Form 10-K
period 2020-12-31
STIFEL FINANCIAL CORP
filed 2021-02-19
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - February 12, 2021
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	104,973,677
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF-PA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2020, was $3.4 billion.1

[1]

In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2020, are incorporated by reference in Part III hereof.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Nicolaus Canada Inc. (“SNC”), our Canadian subsidiary; Stifel Bank & Trust and Stifel Bank, retail and commercial banks, Stifel Trust Company, N.A. and Stifel Trust Company Delaware, N.A. (collectively, “Stifel Trust”), our trust companies (collectively “Stifel Bancorp”); and 1919 Investment Counsel, LLC, an asset management firm. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

We have a 130-year operating history and have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including the following acquisitions, which were integrated during 2020:

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

•

MainFirst Bank AG (“MainFirst”) – On November 1, 2019, we completed the acquisition of MainFirst, an independent European capital markets firm, specializing in equity brokerage and research, equity capital markets, and asset management. MainFirst operates out of offices in Frankfurt, London, Milan, Munich, New York, Paris, and Zurich. MainFirst was renamed Stifel Bank AG.

•

GMP Capital Inc. (“GMP”) – On December 6, 2019, we completed the acquisition of substantially all of the capital markets business of GMP, an independent investment banking franchise based in Canada that offers investment banking services, including equity capital-raising, mergers and acquisitions, institutional sales and trading, and research services to corporate clients and institutional investors. GMP operates as Stifel GMP as part of our Stifel Nicolaus Canada, Inc. subsidiary.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States and Europe. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom, Europe, and Canada. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group over the past twelve years.

Consolidated Stifel Branch System

At December 31, 2020, the Private Client Group had a network of 2,187 financial advisors located in 392 branch offices in 48 states and the District of Columbia. In addition, we have 93 independent contractors.

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

Stifel Bancorp

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust. On August 31, 2018, the Company completed the acquisition of BBI and its wholly owned subsidiary, The Business Bank of St. Louis, a full-service banking facility with approximately $600.0 million in assets that operates from a single location. The Business Bank of St. Louis now operates as Stifel Bank. Business Bancshares, Inc., which operates as the holding company for Stifel Bank & Trust, and its wholly owned subsidiaries, and Stifel Bank (collectively “bank subsidiaries”) was renamed “Stifel Bancorp, Inc.” Our bank subsidiaries are reported in the Global Wealth Management segment. We have grown retail and commercial bank assets from $145.6 million on the acquisition date to $18.9 billion at December 31, 2020. Through our bank subsidiaries, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe our bank subsidiaries not only help us serve our private clients more effectively by offering them a broader range of services, but also enable us to better utilize our private client cash balances held which are swept to our bank subsidiaries, which is their primary source of funding.

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

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards for certain administrative associates, and all unallocated overhead costs associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

HUMAN CAPITAL

We are focused on the durability, health, and long-term growth and development of our business, as well as our long-term contribution to our shareholders, our clients, our associates, the communities in which we live and work, and society in general. Instrumental to all of this is our culture, which derives from our associates.

As of December 31, 2020, we had over 8,500 associates, including 2,280 financial advisors, located primarily in the United States, with a growing presence in the United Kingdom, Europe, and Canada.

To compete effectively, we must attract, retain, and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel.

Our ability to develop and retain our clients depends on the reputation, marketing efforts, capabilities, and knowledge of our employees and our firm. Our workforce is predominately composed of employees in roles such as investment bankers, salespeople, trading professionals, research professionals, and other revenue-producing or specialized personnel. In order to compete effectively and continue to provide best-in-class service to our clients, we must attract, retain, and motivate qualified professionals. Turnover in the financial services industry is high. We believe our culture, our effort to maintain a meritocracy in terms of opportunity, and our continued evolution and growth contribute to our success in attracting and retaining strong talent.

We have become a premier middle-market investment bank and wealth management firm. Our long-term success as a company and our ability to generate sustainable value for our shareholders is only possible because of a corporate culture that puts the needs of our clients and our associates first. As a financial services company, we believe it is our responsibility to contribute to the sustainable economic development of the communities in which we live and operate. That concern starts at home and grows more global as Stifel expands and as our lives grow more interconnected. Our culture rewards collaboration, hard work, and empathy. And at the core of that culture is the Golden Rule of treating others as one would wish to be treated. For discussion of the risks relating to our ability to attract, develop, and retain highly skilled and productive employees, see Item 1A, Risk Factors.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 392 at December 31, 2020, and our branch-based financial advisors from 262 to 2,187 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $357.4 billion at December 31, 2020. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•

Further expand our institutional business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As of December 31, 2020, our research department was ranked the largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•

Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. The merger with TWPG in 2010, our acquisition of Miller Buckfire in 2012, the merger with KBW in 2013, the acquisitions of De La Rosa, Oriel, and Merchant Capital in 2014, the acquisitions of Eaton Partners and ISM in 2016, and the acquisitions of First Empire, Mooreland, B&F, GKB, MainFirst, and GMP in 2019 have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a middle-market-focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

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

As we enter our 131st year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

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

We continue to experience a period of notable change in financial regulation and supervision. These changes could have a significant impact on how we conduct our business. Many regulatory or supervisory policies remain in a state of flux and may be subject to amendment in the near future. As a result, we cannot specifically quantify the impact that such regulatory or supervisory requirements will have on our business and operations. See Item 1A, “Risk Factors” in this Form 10-K for further discussion of the potential future impact on our operations.

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

In July 2019, the Fed issued a final rule to simplify and clarify a number of existing regulatory capital rules for certain banking organizations. Specifically, the rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. This rule would also allow bank holding companies to repurchase common stock without prior approval from the Fed to the extent that the bank holding company is not subject to a separate legal or regulatory requirement to obtain prior approval. Our company, its bank subsidiaries, and Stifel Trust would continue to need to obtain prior approval from the Fed if they were not “well-capitalized” or “well-managed” or if they were subject to any unresolved supervisory issues. Guidance from the Fed also indicates that our company would need to inform the Fed in advance of repurchasing common stock if it was experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities. The rule became effective on April 1, 2020, for the amendments to simplify capital rules, and was effective on October 1, 2019, for revisions to the pre-approval requirements for the repurchase of common stock. See Note 18 of the Notes to the Consolidated Financial Statements of this Form 10-K for further information.

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

Fiduciary duty standard

SEC Regulation Best Interest requires that a broker-dealer and its associated persons act in a retail customer’s best interest and not place their own financial or other interests ahead of a retail customer’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations, including a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation, and both broker-dealers and investment advisers are required to provide disclosures about their standard of conduct and conflicts of interest.

In addition to the SEC, various states have proposed or adopted laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted. The SEC did not indicate an intent to preempt state regulation in this area, and some of the state proposals would allow for a private right of action.

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

Executive Officers

Information regarding our executive officers and their ages as of February 12, 2021, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	62	Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	79	Senior Managing Director and Director
James M. Zemlyak	61	President
Thomas B. Michaud	56	Senior Vice President
Victor J. Nesi	60	President and Director of Institutional Group
Mark P. Fisher	51	Senior Vice President and General Counsel
James M. Marischen	41	Senior Vice President and Chief Financial Officer
David D. Sliney	51	Senior Vice President and Chief Operating Officer
Christopher K. Reichert	57	Chief Executive Officer of Stifel Bank & Trust

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

Thomas W. Weisel has been Senior Managing Director of our company since August 2010, after the completion of the merger between our company and Thomas Weisel Partners Group, Inc. Prior thereto, Mr. Weisel served as Chairman and CEO of Thomas Weisel Partners Group, Inc., a firm he founded, from 1998 to June 2010. Prior to founding Thomas Weisel Partners, Mr. Weisel was a founder, in 1971, of Robertson, Coleman, Siebel & Weisel that became Montgomery Securities in 1978, where he was Chairman and CEO until September 1998. Mr. Weisel served as a director on the NASDAQ Stock Market board of directors from 2002 to 2006.

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

Christopher K. Reichert has served as Chief Executive Officer of Stifel Bank & Trust since January 2008. Prior thereto, Mr. Reichert served as President of Stifel Bank & Trust from October 2007 to January 2008. Prior to joining the company in 2007, Mr. Reichert served as Executive Vice President of Pulaski Bank and was a member of the Pulaski Bank and Pulaski Financial Corp. Board of Directors.

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

MARKET AND LIQUIDITY RISKS

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

We are exposed to credit risk. We are generally exposed to the risk that third parties that owe us money, securities, or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ market-making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who, as a group, may be uniquely or disproportionately affected by declining economic or market conditions The deterioration of an individually large exposure could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our results of operations, financial condition, regulatory capital, and liquidity.

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

ECONOMIC ENVIRONMENT RISKS

Our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. The coronavirus disease (COVID-19) pandemic has and will likely continue to severely impact global economic conditions, resulting in substantial ongoing volatility in the global financial markets, prolonged levels of relatively high unemployment, and operational challenges, such as the implementation of, or reinstitution of, measures to temporarily close businesses, sheltering-in-place directives, and continuing remote work protocols. Governments and central banks around the world reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption or whether additional measures will be taken. If the pandemic continues as expected well in to 2021, or if the actions of governments and central banks are unsuccessful or are not extended or maintained, the adverse impact on the global economy could be prolonged or further deepen, and our results of operations and financial condition in future quarters will be adversely affected.

The pandemic impacted each of our business segments during 2020, and such impact will likely persist or increase in the future if current conditions persist or worsen (e.g., decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, market volatility, and reduced investment banking advisory activity).

This resulted in significant decreases, in the first half of 2020, in the valuation of loans and commitments, investments, and certain classes of trading assets, an increase in the allowance for credit losses, reduced net interest income, and reduced investment banking advisory fees. At the same time, increased revenues that we have realized for certain products related to high levels of client trading activity may not be replicated in future quarters.

Until the impact of the pandemic subsides, we could experience reduced client activity and demand for our products and services and higher credit and valuation losses in our loan, commitment, and investment portfolios. Although we have had none to date, we could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on capital and liquidity and possible reductions in our regulatory capital and liquidity ratios, as well as a higher cost of capital, and possible changes or downgrades to our credit ratings. In addition, the sharp decline in interest rates has further decreased, and we expect will continue to decrease, interest margins in our lending businesses. A continued slowdown of commercial activity would cause overall investment banking revenues to decline, and the decline in assets under management and client balances will also further reduce asset management and service revenues.

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

Our business is dependent on the willingness and ability of our customers to conduct financial transactions. The continued spread of COVID-19, or another highly infectious or contagious disease, has caused and may continue to cause severe disruptions in such activities, as well as other aspects of conducting our business. These effects include restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors. We often recruit skilled professionals and new clients by visiting their offices or having them visit our offices. Although we have successfully implemented a virtual recruiting strategy, travel restrictions or other disruptions that prevent us from meeting with professional prospects or potential new clients may adversely impact our ability to recruit such professional prospects or engage potential new clients over the long term.

We are taking necessary and recommended precautions to protect the safety and well-being of our employees and customers, including by means of conducting certain business activities and operations remotely. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service.

Although the onset of the COVID-19 pandemic resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities, the markets have not only stabilized but returned to near pre-COVID-19 levels. However, the further spread of the COVID-19 outbreak may materially negatively impact stock and other securities prices and materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries’ business, operations, consolidated financial condition, and consolidated results of operations.

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

In addition to the business risks set forth in the previous risk factor, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, including, among other things, challenges to global trade or travel due to the continued spread of COVID-19 and any widening of the effect of the pandemic associated therewith, political and financial uncertainty in the United States and the European Union, renewed concern about the U.S. and other major economies, domestic and international political or social unrest (including related protests or disturbances), the reduction in business activity leading to a decrease in global demand for oil and natural gas and the resulting historically low prices for these commodities, and complications involving terrorism and armed conflicts around the world. In particular, as it relates to COVID-19 and the associated pandemic, the extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

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

We could experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from capital markets and advisory transactions due to lower activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities, and salary expenses are fixed and our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by political and civil unrest occurring in other parts of the world. Concerns about the E.U., including the U.K.’s exit from the E.U. (“Brexit”) and the stability of the E.U.’s sovereign debt, have caused uncertainty and disruption for financial markets globally. The potential impacts related to the delivery of Brexit or the terms of the new economic and security relationship between the U.K. and the E.U. on the movement of goods, services, people, and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital, or other matters are unclear and could adversely affect our businesses, including our revenues from trading and investment banking activities, particularly in Europe, and our results of operations and financial condition. We have made certain changes to our European operations in an effort to ensure that we can continue to provide cross-border services in E.U. member states without the need for separate regulatory authorizations in each member state. It is possible that other E.U. member states may experience financial troubles in the future, or may choose to follow the U.K.’s lead and leave the E.U. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition, and liquidity.

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

We are affected primarily by economic conditions in the North America. Market conditions in the U.S. and Canada can be assessed through the following metrics: the level and volatility of interest rates; unemployment and under-employment rates; real estate prices; consumer confidence levels and changes in consumer spending; and the number of personal bankruptcies, among others. Deterioration of market conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance, and result in higher reserves and net charge-offs, which can adversely affect our earnings.

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

OPERATIONAL RISKS

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

Moreover, to the extent we pursue acquisitions, we may be unable to complete such acquisitions on acceptable terms. We may be unable to integrate any acquired business into our existing business successfully. Difficulties we may encounter in integrating an acquired business could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise capital or borrow funds in order to finance an acquisition, which could result in dilution or increased leverage. We may not be able to obtain financing on favorable terms or perhaps at all.

LEGAL AND REGULATORY RISKS

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

See Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulations and capital requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2020. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2036.

Location	Approximate Square Footage	Use
St. Louis, Missouri	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations
New York, New York	282,000	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	97,500	Institutional Group operations and Administrative offices
San Francisco, California	88,500	Global Wealth Management and Institutional Group operations
Chicago, Illinois	62,500	Global Wealth Management and Institutional Group operations
Birmingham, Alabama	62,500	Global Wealth Management and Institutional Group operations
Florham Park, New Jersey	49,000	Global Wealth Management and Institutional Group operations

We also maintain operations in 450 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 392 private client offices. In addition, Stifel Bancorp leases one location for its administrative offices and operations. Our Institutional Group segment leases 58 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

Karegnondi Water Authority

Stifel has been named as a defendant in a United States District Court, Eastern District of Michigan, Southern Division, litigation in connection with the underwriting of bonds to finance the Karegnondi Water Authority (“KWA”) pipeline, a new water pipeline intended to serve Flint, Michigan, and surrounding areas. The lawsuit is filed against JP Morgan Chase, as senior manager, and Stifel and Wells Fargo, as co-managers, who underwrote the bonds for the KWA in 2014. The complaint alleges novel claims against the underwriter defendants, including conspiracy and professional negligence. We intend to defend vigorously against the allegations.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 12, 2021, was $58.46. As of that date, our common stock was held by approximately 38,000 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock. Share and per share information has been retroactively adjusted to reflect the December 2020 three-for-two stock split.

	2020		2019
	High	Low	High	Low
First quarter	$46.07	$20.75	$38.02	$26.53
Second quarter	$37.66	$23.26	$39.95	$35.27
Third quarter	$37.14	$29.52	$41.29	$33.83
Fourth quarter	$52.67	$33.47	$42.35	$33.09

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

	Fiscal Year 2020	Fiscal Year 2019
First quarter	$0.11	$0.10
Second quarter	$0.11	$0.10
Third quarter	$0.11	$0.10
Fourth quarter	$0.11	$0.10

The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 18 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and bank subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2020. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2020. Share and per share information has been retroactively adjusted to reflect the December 2020 three-for-two stock split.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2020	—	—	—	13,291,500
November 1 - 30, 2020	38,433	45.37	38,433	13,253,067
December 1 - 31, 2020	—	—	—	13,253,067
	38,433	45.37	38,433

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 9, 2020, our Chief Executive Officer surrendered 38,433 shares of our common stock to the Company. The disposition was made at the closing price for the day, which was $45.37. At December 31, 2020, the maximum number of shares that may yet be purchased under this plan was 13.3 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2020. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2015, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2016	2017	2018	2019	2020
Stifel Financial Corp.	$118	$141	$99	$147	$186
Peer Group	$128	$144	$101	$128	$159
S&P 500 Index	$112	$136	$130	$171	$203
NYSE ARCA Securities Broker Dealer Index	$115	$149	$133	$163	$212

Assumes $100 invested on December 31, 2015 in
Stifel Financial Corp. common stock,
Peer Group, S&P 500 Index, and NYSE ARCA Securities Broker-Dealer Index
Stifel Financial Corp.(growth of 85.5% & 13.2% CAGR*)
Peer Group(growth of 58.7% & 9.7% CAGR*)
S&P 500 Index(growth of 102.8% & 15.2% CAGR*)
NYSE ARCA Securities Broker/Dealer Index(growth of 112.0% & 16.2% CAGR*)
Dollars
$220
$200
$180
$160
$140
$120
$100
$80
2015
2016
2017
2018
2019
2020

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Stifel Financial Corp.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	Goldman Sachs Group, Inc.
JMP Group, Inc.	Morgan Stanley
Piper Sandler Companies

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Share and per share information has been retroactively adjusted to reflect the December 2020 three-for-two stock split.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues:
Commissions	$760,627	$667,494	$657,732	$678,904	$729,989
Principal transactions	588,303	404,751	351,378	396,826	475,428
Investment banking	952,308	817,421	707,670	726,763	513,034
Asset management and service fees	917,424	848,035	806,175	702,064	582,789
Interest	523,832	724,882	646,449	454,381	294,332
Other income	75,345	52,378	25,553	37,524	46,798
Total revenues	3,817,839	3,514,961	3,194,957	2,996,462	2,642,370
Interest expense	65,778	177,931	170,076	70,030	66,874
Net revenues	3,752,061	3,337,030	3,024,881	2,926,432	2,575,496
Non-interest expenses:
Compensation and benefits	2,279,335	1,978,116	1,770,762	1,958,929	1,726,016
Occupancy and equipment rental	274,664	242,893	222,384	222,708	231,324
Communications and office supplies	164,736	147,428	140,254	133,493	139,644
Commissions and floor brokerage	55,960	44,011	41,967	44,132	44,315
Provision for credit losses	33,925	9,977	18,366	25,320	15,659
Other operating expenses	292,281	315,467	296,786	272,314	275,956
Total non-interest expenses	3,100,901	2,737,892	2,490,519	2,656,896	2,432,914
Income from operations before income taxes	651,160	599,138	534,362	269,536	142,582
Provision for income taxes	147,688	149,152	140,394	86,665	61,062
Net income	503,472	449,986	393,968	182,871	81,520
Net income applicable to non-controlling interests	—	1,590	—	—	—
Net income applicable to Stifel Financial Corp.	503,472	448,396	393,968	182,871	81,520
Preferred dividends	27,261	17,319	9,375	9,375	3,906
Net income available to common shareholders	$476,211	$431,077	$384,593	$173,496	$77,614

Earnings per common share:
Basic	$4.49	$3.99	$3.57	$1.69	$0.77
Diluted	$4.16	$3.66	$3.15	$1.43	$0.67

Cash dividends declared per common share	$0.45	$0.40	$0.32	$0.13	$—

Weighted-average number of common shares outstanding:
Basic	106,174	107,997	107,679	102,843	100,307
Diluted	114,573	117,878	121,982	121,553	116,345
Financial Condition:
Total assets	$26,604,254	$24,610,225	$24,519,598	$21,383,953	$19,129,356
Long-term obligations (1)	$1,185,000	$1,085,000	$1,085,000	$1,092,500	$867,500
Total Stifel Financial Corp. shareholders' equity	$4,238,766	$3,614,791	$3,167,593	$2,861,576	$2,738,408
Book value per common share (2)	$35.91	$32.24	$28.41	$25.51	$25.89

(1)	Includes senior notes excluding debt issuance costs (presented net on the consolidated statements of financial condition) and debentures to Stifel Financial Capital Trusts.
(2)	Excludes preferred stock and non-controlling interests.

The following items should be considered when comparing the data from year to year: 1) the acquisitions of Eaton Partners and ISM and the expensing of stock awards issued as retention as part of the Barclays acquisition during 2016; 2) the acquisition of City Securities; the actions taken by the Company in response to the Tax Cuts and Jobs Act (“Tax Legislation”) to maximize tax savings; merger-related charges; litigation-related expenses associated with previously disclosed legal matters; the revaluation of the Company’s deferred tax assets as a result of the enacted Tax Legislation; and the favorable impact of the adoption of new accounting guidance associated with stock-based compensation during 2017; 3) the acquisitions of Ziegler and BBI during 2018; and 4) the acquisitions of First Empire, Mooreland, B&F, GKB, MainFirst, and GMP Capital during 2019. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year to year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2020.

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

On November 11, 2020, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on December 16, 2020, to shareholders of record as of December 2, 2020. All share and per share information has been retroactively adjusted to reflect the stock split.

COVID-19 Pandemic

In the first quarter of 2020, the World Health Organization declared the outbreak of a novel strand of the coronavirus (“COVID-19”) a pandemic. Since that time, authorities have implemented numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, and limitations on business activity, including closures. Certain jurisdictions have begun reopening only to return to restrictions in the face of increases in new COVID-19 cases. Recent developments include the phased reopening of domestic and global markets and other economic activity to varying degrees. These measures have severely restricted global economic activity, which is disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities, and causing significant volatility and disruptions in the financial, energy, and commodity markets. Recent outbreaks in various states indicate that COVID-19, and related measures to address the pandemic, will continue to impact and disrupt the global and domestic economy and, by extension, our business, well into 2021.

To address the economic impact in the U.S., in March and April 2020, the President signed into law various stimulus packages to provide relief to businesses and individuals. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) has taken additional steps to bolster the economy by providing additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic, as well as reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets.

Subsequently, in light of the foregoing government actions and more clarity from the U.S. Federal Reserve Bank on future interest rate policy, the equity markets experienced a strong rebound, and a supportive trading environment for investors has emerged along with renewed activity in the equity and debt new issue capital markets. We have experienced strong market volumes and increased client activity across our capital markets business with considerably improved performance.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We performed our annual impairment testing on October 1, 2020, with no impairment charges resulting from the annual impairment test. In addition, in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment and reviewed fair values of financial instruments that are carried at fair value. Based upon our review as of December 31, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications.

Results for the year ended December 31, 2020

For the year ended December 31, 2020, net revenues increased 12.4% to a record $3.8 billion compared to $3.3 billion during the comparable period in 2019. This represents our 25th consecutive year of record net revenues. Net income available to common shareholders for the year ended December 31, 2020, increased 10.5% to $476.2 million, or $4.16 per diluted common share, compared to $431.1 million, or $3.66 per diluted common share, in 2019. For the year ended December 31, 2020, our Global Wealth Management and Institutional Group segments posted record net revenues. For the year ended December 31, 2020, our Institutional Group recorded record pre-tax income.

Our revenue growth for the year ended December 31, 2020, was primarily attributable to an increase in brokerage revenues, increased capital-raising revenues, and asset management and service fees, partially offset by lower net interest income and advisory fee revenues.

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

The COVID-19 pandemic has severely impacted, and will likely continue to severely impact, global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges such as the temporary closures of businesses, sheltering-in-place directives, and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy will deepen, and our results of operations and financial condition in future quarters will be adversely affected.

Effective January 1, 2020, we adopted the new accounting standard on current expected credit losses (“CECL”), under which the allowance is measured based on management’s best estimate of lifetime expected credit losses. Upon adoption of the new accounting standard, we recorded a $10.4 million, or a 10.7% increase to the allowance for credit losses. In addition, during the twelve months ended December 31, 2020, we recorded additional net credit loss reserves reflecting the impact of changes in our company’s outlook on estimated lifetime expected credit losses under the CECL standard due to the COVID-19 pandemic.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2020, the key indicators of the markets’ performance, the NASDAQ, the S&P 500, and Dow Jones Industrial Average closed 43.6%, 16.3%, and 7.2% higher than their December 31, 2019, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020	2019	2018
Revenues:
Commissions	$760,627	$667,494	$657,732	14.0%	1.5%	20.3%	20.0%	21.7%
Principal transactions	588,303	404,751	351,378	45.3	15.2	15.7	12.1	11.6
Investment banking	952,308	817,421	707,670	16.5	15.5	25.4	24.5	23.4
Asset management and service fees	917,424	848,035	806,175	8.2	5.2	24.5	25.4	26.7
Interest	523,832	724,882	646,449	(27.7)	12.1	14.0	21.7	21.4
Other income	75,345	52,378	25,553	43.8	105.0	1.9	1.6	0.8
Total revenues	3,817,839	3,514,961	3,194,957	8.6	10.0	101.8	105.3	105.6
Interest expense	65,778	177,931	170,076	(63.0)	4.6	1.8	5.3	5.6
Net revenues	3,752,061	3,337,030	3,024,881	12.4	10.3	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,279,335	1,978,116	1,770,762	15.2	11.7	60.7	59.3	58.5
Occupancy and equipment rental	274,664	242,893	222,384	13.1	9.2	7.3	7.3	7.4
Communication and office supplies	164,736	147,428	140,254	11.7	5.1	4.4	4.4	4.6
Commissions and floor brokerage	55,960	44,011	41,967	27.2	4.9	1.5	1.3	1.4
Provision for credit losses	33,925	9,977	18,366	240.0	(45.7)	0.9	0.3	0.6
Other operating expenses	292,281	315,467	296,786	(7.3)	6.3	7.8	9.4	9.8
Total non-interest expenses	3,100,901	2,737,892	2,490,519	13.3	9.9	82.6	82.0	82.3
Income before income taxes	651,160	599,138	534,362	8.7	12.1	17.4	18.0	17.7
Provision for income taxes	147,688	149,152	140,394	(1.0)	6.2	4.0	4.5	4.7
Net income	503,472	449,986	393,968	11.9	14.2	13.4	13.5	13.0
Net income applicable to non-controlling interests	—	1,590	—	n/m	n/m	0.0	0.1	—
Net income applicable to Stifel Financial Corp.	503,472	448,396	393,968	12.3	13.8	13.4	13.4	13.0
Preferred dividends	27,261	17,319	9,375	57.4	84.7	0.7	0.5	0.3
Net income available to common shareholders	$476,211	$431,077	$384,593	10.5%	12.1%	12.7%	12.9%	12.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Commissions	$760,627	$667,494	$657,732	14.0%	1.5%
Principal transactions	588,303	404,751	351,378	45.3	15.2
Brokerage revenues	1,348,930	1,072,245	1,009,110	25.8	6.3
Capital raising	524,161	369,442	336,188	41.9	9.9
Advisory fees	428,147	447,979	371,482	(4.4)	20.6
Investment banking	952,308	817,421	707,670	16.5	15.5
Asset management and service fees	917,424	848,035	806,175	8.2	5.2
Net interest	458,054	546,951	476,373	(16.3)	14.8
Other income	75,345	52,378	25,553	43.8	105.0
Total net revenues	$3,752,061	$3,337,030	$3,024,881	12.4%	10.3%

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

For the year ended December 31, 2020, net revenues increased 12.4% to a record $3.8 billion from $3.3 billion in 2019. This represents our 25th consecutive year of record net revenues. The increase was primarily attributable to an increase in brokerage revenues, increased capital-raising revenues, and asset management and service fees, partially offset by lower net interest income and advisory fee revenues.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2020, commission revenues increased 14.0% to $760.6 million from $667.5 million in 2019. The increase is primarily attributable to an increase in equities trading and private placement commissions over 2019. The increase in trading volumes during 2020 was primarily due to market volatility caused by the economic uncertainty created by the COVID-19 pandemic.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the year ended December 31, 2020, principal transactions revenues increased 45.3% to $588.3 million from $404.8 million in 2019. The increase is primarily attributable to strong client engagement and market volatility, as well as an increase in trading gains over 2019.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2020, investment banking revenues increased 16.5% to a record $952.3 million from $817.4 million in 2019. The increase is primarily attributable to the growth of equity and fixed income capital-raising revenues, partially offset by lower advisory fee revenue.

Capital-raising revenues increased 41.9% to $524.2 million for the year ended December 31, 2020, from $369.4 million in 2019. For the year ended December 31, 2020, equity capital-raising revenues increased 51.8% to $343.3 million from $226.2 million in 2019. For the year ended December 31, 2020, fixed income capital-raising revenues increased 26.3% to $180.9 million from $143.2 million in 2019.

Advisory fees decreased 4.4% to $428.1 million for the year ended December 31, 2020, from $448.0 million in 2019. Advisory fee revenues were negatively impacted by the decrease in industry-wide completed mergers and acquisitions transactions, which was driven by an increase in market volatility and the economic slow-down in 2020.

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

For the year ended December 31, 2020, asset management and service fee revenues increased 8.2% to a record $917.4 million from $848.0 million in 2019. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Please refer to “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2020, other income increased 43.8% to $75.3 million from $52.4 million during 2019. The increase is primarily attributable to the gain recognized on the sale of Ziegler Capital Management, LLC in the first quarter of 2020 and an increase in loan origination fees, partially offset by investment losses.

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

For the year ended December 31, 2019, net revenues increased 10.3% to $3.3 billion from $3.0 billion in 2018. The increase is primarily attributable to an increase in investment banking revenues, higher net interest income as a result of an increase in interest-earning assets at Stifel Bancorp, an increase in brokerage revenues, and the growth in asset management and service fees as a result of increased assets under management.

Commissions – For the year ended December 31, 2019, commission revenues increased 1.5% to $667.5 million from $657.7 million in 2018. The increase is primarily attributable to an increase in trading volumes.

Principal transactions – For the year ended December 31, 2019, principal transactions revenues increased 15.2% to $404.8 million from $351.4 million in 2018. The increase is primarily attributable to higher institutional fixed income brokerage revenues, as well as the contribution from the First Empire acquisition that closed during the first quarter of 2019.

Investment banking – For the year ended December 31, 2019, investment banking revenues increased 15.5% to $817.4 million from $707.7 million in 2018. The increase is primarily attributable to the growth of advisory fee revenue and fixed income capital-raising revenues, partially offset by lower equity capital-raising revenues.

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

Asset management and service fees – For the year ended December 31, 2019, asset management and service fee revenues increased 5.2% to $848.0 million from $806.2 million in 2018. The increase is primarily a result of an increase in the number and value of fee-based accounts, an increase in fees earned on client cash balances, and an increase of interest rates on fees earned on client cash. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2019, other income increased 105.0% to $52.4 million from $25.6 million in 2018. The increase is primarily attributable to an increase in loan origination fees and a decline in investment losses from 2018.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,488,666	$6,883	0.46%	$960,450	$21,465	2.23%	$466,451	$10,140	2.17%
Financial instruments owned	827,658	12,594	1.52%	1,207,452	23,528	1.95%	1,204,946	21,407	1.78%
Margin balances	988,694	28,155	2.85%	1,287,498	52,008	4.04%	1,289,167	49,515	3.84%
Investment portfolio	6,297,475	149,915	2.38%	6,690,488	231,021	3.45%	7,744,490	252,200	3.26%
Loans	10,929,464	331,813	3.04%	9,312,199	379,848	4.08%	7,912,740	300,541	3.80%
Other interest-bearing assets	525,350	(5,528)	(1.05%)	722,246	17,012	2.36%	773,783	12,646	1.63%
Total interest-earning assets/interest income	$21,057,307	$523,832	2.49%	$20,180,333	$724,882	3.59%	$19,391,577	$646,449	3.33%
Interest-bearing liabilities:
Short-term borrowings	$25,678	$112	0.44%	$37,626	$1,032	2.74%	$88,961	$2,322	2.61%
Stock loan	215,309	(18,031)	(8.37%)	488,989	6,269	1.28%	436,606	8,191	1.88%
Senior notes	1,234,427	54,063	4.38%	1,016,443	44,507	4.38%	1,015,973	44,610	4.39%
Stifel Capital Trusts	60,000	1,601	2.67%	60,000	2,571	4.29%	66,226	2,645	3.99%
Deposits	16,216,699	14,550	0.09%	14,901,655	95,813	0.64%	13,806,965	82,256	0.60%
Federal Home Loan Bank advances	283,128	3,667	1.30%	448,333	7,872	1.76%	942,492	15,173	1.61%
Other interest-bearing liabilities	822,883	9,816	1.19%	1,106,301	19,867	1.80%	1,014,766	14,879	1.47%
Total interest-bearing liabilities/interest expense	$18,858,124	65,778	0.35%	$18,059,347	177,931	0.99%	$17,371,989	170,076	0.98%
Net interest income/margin		$458,054	2.18%		$546,951	2.71%		$476,373	2.46%

*

Please refer to Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2020, net interest income decreased 16.3% to $458.1 million from $547.0 million in 2019. Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

For the year ended December 31, 2020, interest revenue decreased 27.7% to $523.8 million from $724.9 million in 2019, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $18.0 billion during the year ended December 31, 2020, compared to $16.5 billion during 2019 at average interest rates of 2.70% and 3.78%, respectively.

For the year ended December 31, 2020, interest expense decreased 63.0% to $65.8 million from $177.9 million in 2019. The decrease is primarily driven by the impact of lower interest rates, partially offset by the increase interest expense on our senior notes. In May 2020, we sold in a registered underwritten public offering, $400.0 million in aggregate principal amount of 4.00% senior notes due May 2030. In December 2020, our $300.0 million notes matured.

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

Net interest income – For the year ended December 31, 2019, net interest income increased 14.8% to $547.0 million from $476.4 million in 2018.

For the year ended December 31, 2019, interest revenue increased 12.1% to $724.9 million from $646.4 million in 2018, principally as a result of a $66.4 million increase in interest revenue generated from the growth in interest-earning assets of Stifel Bancorp and higher margin interest income. The average interest-earning assets of Stifel Bancorp increased to $16.5 billion during the year ended December 31, 2019, compared to $15.8 billion in 2018 at average interest rates of 3.78% and 3.52%, respectively.

For the year ended December 31, 2019, interest expense increased 4.6% to $177.9 million from $170.1 million in 2018. The increase is primarily attributable to an increase in interest-bearing liabilities (deposits) at Stifel Bancorp, partially offset by a decrease in Federal Home Loan Bank advances.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Non-interest expenses:
Compensation and benefits	$2,279,335	$1,978,116	$1,770,762	15.2%	11.7%
Occupancy and equipment rental	274,664	242,893	222,384	13.1	9.2
Communications and office supplies	164,736	147,428	140,254	11.7	5.1
Commissions and floor brokerage	55,960	44,011	41,967	27.2	4.9
Provision for credit losses	33,925	9,977	18,366	240.0	(45.7)
Other operating expenses	292,281	315,467	296,786	(7.3)	6.3
Total non-interest expenses	$3,100,901	$2,737,892	$2,490,519	13.3%	9.9%

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

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

For the year ended December 31, 2020, compensation and benefits expense increased 15.2% to $2.3 billion from $2.0 billion in 2019. The increase is primarily attributable to higher variable compensation expense as a result of strong revenue growth over 2019. Compensation and benefits expense as a percentage of net revenues was 60.7% for the year ended December 31, 2020, compared to 59.3% for the year ended December 31, 2019. The increase was primarily attributable to the change in the composition of revenues as compared to 2019.

Occupancy and equipment rental – For the year ended December 31, 2020, occupancy and equipment rental expense increased 13.1% to $274.7 million from $242.9 million in 2019. The increase is primarily attributable to higher occupancy costs as a result of an increase in locations and higher data processing costs associated with an increase in business activity.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2020, communications and office supplies expense increased 11.7% to $164.7 million from $147.4 million in 2019. The increase is primarily attributable to higher communication and quote equipment expenses and shipping costs associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2020, commissions and floor brokerage expense increased 27.2% to $56.0 million from $44.0 million in 2019. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Provision for credit losses – For the year ended December 31, 2020, provision for credit losses increased 240.0% to $33.9 million from $10.0 million in 2019. The provision for credit losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, investment banking deal costs, and professional service expenses.

For the year ended December 31, 2020, other operating expenses decreased 7.3% to $292.3 million from $315.5 million in 2019. The decrease is primarily attributable to significantly lower travel, entertainment, and conference-related expenses. In addition, net provisions for litigation matters were lower. These decreases were partially offset by higher taxes and licensing fees, professional fees, investment banking transaction expenses, reflecting an increase in activity levels, and insurance costs.

Provision for income taxes – For the year ended December 31, 2020, our provision for income taxes was $147.7 million, representing an effective tax rate of 22.7%, compared to $149.2 million in 2019, representing an effective tax rate of 25.0%.

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

Provision for credit losses – For the year ended December 31, 2019, provision for credit losses decreased 45.7% to $10.0 million from $18.4 million in 2018.

Other operating expenses – For the year ended December 31, 2019, other operating expenses increased 6.3% to $315.5 million from $296.8 million in 2018. The increase is primarily attributable to higher investment banking deal costs, travel costs, litigation expense, dues and assessments, and subscription costs.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020	2019	2018
Revenues:
Commissions	$513,247	$477,401	$472,135	7.5%	1.1%	23.4%	22.4%	23.7%
Principal transactions	174,101	172,298	166,038	1.0	3.8	8.0	8.1	8.3
Brokerage revenues	687,348	649,699	638,173	5.8	1.8	31.4	30.5	32.0
Asset management and service fees	917,353	847,977	806,132	8.2	5.2	41.9	39.8	40.5
Interest	516,918	682,696	614,731	(24.3)	11.1	23.6	32.0	30.9
Investment banking	36,024	37,915	31,374	(5.0)	20.8	1.6	1.8	1.6
Other income	71,153	36,077	11,455	97.2	214.9	3.2	1.7	0.6
Total revenues	2,228,796	2,254,364	2,101,865	(1.1)	7.3	101.7	105.8	105.6
Interest expense	37,970	123,805	111,546	(69.3)	11.0	1.7	5.8	5.6
Net revenues	2,190,826	2,130,559	1,990,319	2.8	7.0	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,138,525	1,046,429	968,102	8.8	8.1	52.0	49.1	48.6
Occupancy and equipment rental	122,888	119,916	105,197	2.5	14.0	5.6	5.6	5.3
Communication and office supplies	58,214	57,249	62,249	1.7	(8.0)	2.7	2.7	3.1
Commissions and floor brokerage	22,269	19,931	18,734	11.7	6.4	1.0	0.9	0.9
Provision for credit losses	33,542	9,977	18,366	236.2	(45.7)	1.5	0.5	0.9
Other operating expenses	89,504	91,097	80,668	(1.7)	12.9	4.1	4.3	4.2
Total non-interest expenses	1,464,942	1,344,599	1,253,316	9.0	7.3	66.9	63.1	63.0
Income before income taxes	$725,884	$785,960	$737,003	(7.6%)	6.6%	33.1%	36.9%	37.0%

	December 31,
	2020	2019	2018
Branch offices	392	382	369
Financial advisors (1)	2,187	2,127	2,051
Independent contractors	93	95	101
Total financial advisors	2,280	2,222	2,152
(1)	Reflects change in the definition of producing brokers as of January 1, 2019. Prior period amounts have been restated to conform with the current period presentation.

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

NET REVENUES

For the year ended December 31, 2020, Global Wealth Management net revenues increased 2.8% to a record $2.2 billion from $2.1 billion in 2019. The increase in net revenues for the year ended December 31, 2020, over 2019, is primarily attributable to the growth in asset management and service fee revenues and higher brokerage revenues and other income, partially offset by a decrease in net interest income and investment banking.

Commissions – For the year ended December 31, 2020, commission revenues increased 7.5% to $513.2 million from $477.4 million in 2019. The increase is primarily attributable to an increase in equities trading and private placement commissions over 2019.

Principal transactions – For the year ended December 31, 2020, principal transactions revenues increased 1.0% to $174.1 million from $172.3 million in 2019. The increase is primarily attributable to strong client engagement and market volatility.

Brokerage revenues – For the year ended December 31, 2020, brokerage revenues increased 5.8% to $687.3 million from $649.7 million in the comparable period in 2019. The increase is primarily attributable to higher trading volumes during 2020, driven by market volatility, as a result of the economic uncertainty created by the COVID-19 pandemic.

Asset management and service fees – For the year ended December 31, 2020, asset management and service fees increased 8.2% to $917.4 million from $848.0 million in 2019. Asset management revenues increased from 2019, reflecting higher asset levels and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands):

	December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Client assets	$357,429,000	$329,495,000	$269,862,000	8.5%	22.1%
Fee-based client assets	$129,372,000	$117,189,000	$90,174,000	10.4	30.0
Number of client accounts	1,075,000	1,020,000	983,000	5.4	3.8
Number of fee-based client accounts	262,000	229,000	208,000	14.4	10.1

The increase in the value of our client assets and fee-based assets was primarily attributable to the rise in the markets, as well as asset growth resulting from strong recruiting efforts. The growth of our client assets was negatively impacted by the sale of Ziegler Capital Management LLC during the first quarter of 2020.

Interest revenue – For the year ended December 31, 2020, interest revenue decreased 24.3% to $516.9 million from $682.7 million in 2019. The decrease is primarily driven by the impact of lower interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 5.0% to $36.0 million for the year ended December 31, 2020, from $37.9 million in 2019. See “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2020, other income increased 97.2% to $71.2 million from $36.1 million in 2019. The increase is primarily attributable to the gain recognized on the sale of Ziegler Capital Management, LLC in the first quarter of 2020 and an increase in loan origination fees, partially offset by investment losses.

Interest expense – For the year ended December 31, 2020, interest expense decreased 69.3% to $38.0 million from $123.8 million in 2019. The decrease is primarily driven by the impact of lower interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NON-INTEREST EXPENSES

For the year ended December 31, 2020, Global Wealth Management non-interest expenses increased 9.0% to $1.5 billion from $1.3 billion in 2019.

Compensation and benefits – For the year ended December 31, 2020, compensation and benefits expense increased 8.8% to $1.1 billion from $1.0 billion in 2019. The increase is primarily attributable to higher variable compensation expense as a result of strong revenue growth over 2019. Compensation and benefits expense as a percentage of net revenues was 52.0% for the year ended December 31, 2020, compared to 49.1% in 2019. The increase was primarily attributable to the change in the composition of revenues as compared to 2019.

Occupancy and equipment rental – For the year ended December 31, 2020, occupancy and equipment rental expense increased 2.5% to $122.9 million from $119.9 million in 2019. The increase is primarily attributable to higher occupancy costs as a result of an increase in locations and higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the year ended December 31, 2020, communications and office supplies expense increased 1.7% to $58.2 million from $57.2 million in 2019. The increase is primarily attributable to higher communication and quote equipment expenses and shipping costs associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2020, commissions and floor brokerage expense increased 11.7% to $22.3 million from $19.9 million in 2019. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Provision for credit losses – For the year ended December 31, 2020, provision for credit losses increased 236.2% to $33.5 million from $10.0 million in 2019. The provision for credit losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – For the year ended December 31, 2020, other operating expenses decreased 1.7% to $89.5 million from $91.1 million in 2019. The decrease is primarily attributable to significantly lower travel, entertainment, and conference-related expenses. The decrease was partially offset by higher professional fees and insurance costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2020, income before income taxes decreased 7.6% to $725.9 million from $786.0 million in 2019. Profit margins (income before income taxes as a percent of net revenues) have decreased to 33.1% for the year ended December 31, 2020, from 36.9% in 2019. Profit margins were negatively impacted by the composition of net revenues compared to 2019. The impact caused by lower net interest income was partially offset by the growth of our asset management and service fee revenues and brokerage revenues.

Year Ended December 31, 2019, Compared With Year Ended December 31, 2018

NET REVENUES

For the year ended December 31, 2019, Global Wealth Management net revenues increased 7.0% to $2.1 billion from $2.0 billion in 2018. The increase in net revenues for the year ended December 31, 2019, over 2018, is primarily attributable to an increase in net interest income, as a result of the growth of interest-earning assets at Stifel Bancorp; the growth in asset management and service fees; an increase in other income, brokerage revenues, and investment banking revenues.

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

The value of assets in fee-based accounts at December 31, 2019, increased 30.0% to $117.2 billion from $90.2 billion at December 31, 2018.

Interest revenue– For the year ended December 31, 2019, interest revenue increased 11.1% to $682.7 million from $614.7 million in 2018. The increase is primarily due to the growth of the interest-earning assets of Stifel Bancorp and an increase in the weighted-average yield. See “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking increased 20.8% to $37.9 million for the year ended December 31, 2019, from $31.4 million in 2018. See “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

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

Provision for credit losses – For the year ended December 31, 2019, provision for credit losses decreased 45.7% to $10.0 million from $18.4 million in 2019.

Other operating expenses – For the year ended December 31, 2019, other operating expenses increased 12.9% to $91.1 million from $80.7 million in 2018. The increase in other operating expenses is primarily attributable to increases in professional fees, dues and assessments, and litigation expenses, partially offset by decreases in travel costs and insurance expense.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2019, income before income taxes increased 6.6% to $786.0 million from $737.0 million in 2018. Profit margins (income before income taxes as a percent of net revenues) have decreased to 36.9% for the year ended December 31, 2019, from 37.0% in 2018.

The information required by Securities Act Guide 3 – Statistical Disclosure By Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2020			December 31, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$687,087	$2,002	0.29%	$462,400	$10,693	2.31%
U.S. government agencies	4,990	96	1.93	3,466	91	2.63
U.S. Treasuries	—	—	—	—	—	—
State and municipal securities (tax-exempt) (1)	8,829	188	2.13	39,976	870	2.18
Mortgage-backed securities	888,018	16,352	1.84	1,308,128	29,248	2.24
Corporate fixed income securities	633,778	16,831	2.66	818,135	24,565	3.00
Asset-backed securities	4,761,860	116,448	2.45	4,520,783	176,247	3.90
Federal Home Loan Bank and other capital stock	47,994	1,536	3.20	53,609	2,626	4.90
Loans (2)
Securities-based loans	1,884,701	45,219	2.40	1,935,722	77,669	4.01
Commercial and industrial	3,975,492	132,547	3.33	3,365,939	158,771	4.72
Residential real estate	3,635,034	104,689	2.88	3,006,243	92,204	3.07
Commercial real estate	406,576	16,904	4.16	363,737	20,726	5.70
Home equity lines of credit	63,288	1,988	3.14	47,818	2,270	4.75
Construction and land	474,714	16,684	3.51	234,778	12,236	5.21
Other	36,910	952	2.58	128,697	2,945	2.29
Loans held for sale	452,749	12,830	2.83	229,265	13,027	5.68
Total interest-earning assets (3)	$17,962,020	$485,266	2.70%	$16,518,696	$624,188	3.78%
Cash and due from banks	14,705			46,356
Other non-interest-earning assets	264,368			381,824
Total assets	$18,241,093			$16,946,876
Liabilities and stockholders’ equity:
Deposits:
Money market	$15,260,033	$5,614	0.04%	$12,830,875	$51,172	0.40%
Time deposits	221,479	4,975	2.25	1,154,180	28,010	2.43
Demand deposits	698,107	3,678	0.53	645,814	10,171	1.57
Savings	37,080	283	0.76	270,786	6,460	2.39
Federal Home Loan Bank advances	283,128	3,667	1.30	448,333	7,872	1.76
Other borrowings	1,490	109	7.37	1,663	126	7.58
Total interest-bearing liabilities (3)	$16,501,317	$18,326	0.11%	$15,351,651	$103,811	0.68%
Non-interest-bearing deposits	288,222			138,001
Other non-interest-bearing liabilities	101,948			144,013
Total liabilities	$16,891,487			$15,633,665
Stockholders’ equity	1,349,606			1,313,211
Total liabilities and stockholders’ equity	$18,241,093			$16,946,876
Net interest income/spread		$466,940	2.59%		$520,377	3.10%
Net interest margin			2.60%			3.15%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2018
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$101,843	$2,223	2.18%
U.S. government agencies	1,695	25	1.47
U.S. Treasuries	478	7	1.46
State and municipal securities (tax-exempt) (1)	73,437	1,349	1.84
Mortgage-backed securities	1,674,239	36,702	2.19
Corporate fixed income securities	1,242,644	34,429	2.77
Asset-backed securities	4,751,997	179,688	3.78
Federal Home Loan Bank and other capital stock	69,828	2,800	4.01
Loans (2)
Securities-based loans	1,831,443	69,960	3.82
Commercial and industrial	2,818,008	128,421	4.56
Residential real estate	2,727,987	77,917	2.86
Commercial real estate	181,317	9,031	4.98
Home equity lines of credit	22,366	1,060	4.74
Construction and land	55,206	2,946	5.34
Other	55,979	2,706	4.83
Loans held for sale	220,434	8,500	3.86
Total interest-earning assets (3)	$15,828,901	$557,764	3.52%
Cash and due from banks	19,163
Other non-interest-earning assets	236,906
Total assets	$16,084,970
Liabilities and stockholders’ equity:
Deposits:
Money market	$12,357,434	$54,715	0.44%
Time deposits	1,021,220	21,930	2.15
Demand deposits	402,662	5,064	1.26
Savings	25,649	547	2.13
Federal Home Loan Bank advances	942,492	15,173	1.61
Other borrowings	17,767	786	4.42
Total interest-bearing liabilities (3)	$14,767,224	$98,215	0.67%
Non-interest-bearing deposits	73,677
Other non-interest-bearing liabilities	110,789
Total liabilities	$14,951,690
Stockholders’ equity	1,133,280
Total liabilities and stockholders’ equity	$16,084,970
Net interest income/spread		$459,549	2.85%
Net interest margin			2.90%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2020, interest revenue for Stifel Bancorp of $485.3 million was generated from weighted-average interest-earning assets of $18.0 billion at a weighted-average interest rate of 2.70%. For the year ended December 31, 2019, interest revenue for Stifel Bancorp of $624.2 million was generated from weighted-average interest-earning assets of $16.5 billion at a weighted-average interest rate of 3.78%. For the year ended December 31, 2018, interest revenue for Stifel Bancorp of $557.8 million was generated from weighted-average interest-earning assets of $15.8 billion at a weighted-average interest rate of 3.52%. Interest-

earning assets principally consist of commercial and industrial, residential, and securities-based loans, investment securities, and interest-bearing cash and federal funds sold.

For the year ended December 31, 2020, interest expense for Stifel Bancorp of $18.3 million was incurred from weighted-average interest-bearing liabilities of $16.5 billion at a weighted-average interest rate of 0.11%. For the year ended December 31, 2019, interest expense for Stifel Bancorp of $103.8 million was incurred from weighted-average interest-bearing liabilities of $15.4 billion at a weighted-average interest rate of 0.68%. For the year ended December 31, 2018, interest expense for Stifel Bancorp of $98.2 million was incurred from weighted-average interest-bearing liabilities of $14.8 billion at a weighted-average interest rate of 0.67%. Interest expense represents interest on customer money market accounts, time deposits, Federal Home Loan Bank advances, and other borrowings.

Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019			Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$3,573	$(12,264)	$(8,691)	$8,346	$124	$8,470
U.S. government agencies	13	(8)	5	38	28	66
U.S. Treasuries	—	—	—	(4)	(3)	(7)
State and municipal securities (tax-exempt) (1)	(665)	(17)	(682)	(696)	217	(479)
Mortgage-backed securities	(8,323)	(4,573)	(12,896)	(8,202)	748	(7,454)
Corporate fixed income securities	(5,112)	(2,622)	(7,734)	(13,066)	3,202	(9,864)
Asset-backed securities	9,984	(69,783)	(59,799)	(9,491)	6,050	(3,441)
Federal Home Loan Bank and other capital stock	(253)	(837)	(1,090)	(3,772)	3,598	(174)
Loans
Securities-based loans	(1,997)	(30,453)	(32,450)	4,090	3,619	7,709
Commercial and industrial	42,373	(68,597)	(26,224)	25,712	4,638	30,350
Residential real estate	17,625	(5,140)	12,485	8,288	5,999	14,287
Commercial real estate	2,950	(6,772)	(3,822)	10,231	1,464	11,695
Home equity lines of credit	6,167	(6,449)	(282)	1,208	2	1,210
Construction and land	6,528	(2,080)	4,448	9,357	(67)	9,290
Other	(2,427)	434	(1,993)	402	(163)	239
Loans held for sale	8,495	(8,692)	(197)	326	4,201	4,527
	$78,931	$(217,853)	$(138,922)	$32,767	$33,657	$66,424
Interest expense:
Deposits:
Money market	$33,991	$(79,549)	$(45,558)	$2,227	$(5,770)	$(3,543)
Time deposits	(21,092)	(1,943)	(23,035)	3,041	3,039	6,080
Demand deposits	900	(7,393)	(6,493)	3,601	1,506	5,107
Savings	(3,454)	(2,723)	(6,177)	5,841	72	5,913
Federal Home Loan Bank advances	(2,456)	(1,749)	(4,205)	(8,827)	1,526	(7,301)
Other borrowings	(14)	(3)	(17)	(997)	337	(660)
	$7,875	$(93,360)	$(85,485)	$4,886	$710	$5,596

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

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$4,293	$68	$—	$4,361
State and municipal securities	2,395	58	—	2,453
Mortgage-backed securities:
Agency	777,025	16,401	(16)	793,410
Commercial	91,237	4,376	—	95,613
Non-agency	4,550	28	(9)	4,569
Corporate fixed income securities	604,662	27,096	—	631,758
Asset-backed securities	700,177	3,522	(5,566)	698,133
	$2,184,339	$51,549	$(5,591)	$2,230,297
Held-to-maturity securities (2)
Asset-backed securities	$4,117,384	$8,111	$(17,535)	$4,107,960

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$5,028	$39	$—	$5,067
State and municipal securities	24,198	99	—	24,297
Mortgage-backed securities:
Agency	840,659	3,070	(5,851)	837,878
Commercial	109,982	269	(714)	109,537
Non-agency	9,731	50	(23)	9,758
Corporate fixed income securities	664,028	11,283	—	675,311
Asset-backed securities	1,600,415	679	(8,205)	1,592,889
	$3,254,041	$15,489	$(14,793)	$3,254,737
Held-to-maturity securities (2)
Asset-backed securities	$2,856,219	$5,960	$(34,296)	$2,827,883

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive loss.
(2)

Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$5,237	$13	$(35)	$5,215
State and municipal securities	72,487	—	(4,261)	68,226
Mortgage-backed securities:
Agency	234,292	88	(3,972)	230,408
Commercial	74,411	4	(4,700)	69,715
Non-agency	1,245	—	(26)	1,219
Corporate fixed income securities	958,406	—	(26,802)	931,604
Asset-backed securities	1,779,496	672	(16,108)	1,764,060
	$3,125,574	$777	$(55,904)	$3,070,447
Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$1,198,442	$1,307	$(31,689)	$1,168,060
Commercial	51,524	185	—	51,709
Asset-backed securities	2,968,888	4,585	(70,335)	2,903,138
	$4,218,854	$6,077	$(102,024)	$4,122,907

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive loss.
(2)

Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We evaluate each available-for-sale security where the value has declined below amortized cost. If our company intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. For available-for-sale debt securities our company intends to hold, we evaluate the debt securities for expected credit losses except for debt securities that are guaranteed by the U.S. Treasury or U.S. government agencies where we apply a zero credit loss assumption. For the remaining available-for-sale debt securities, we consider qualitative parameters such as internal and external credit ratings and the value of underlying collateral. If an available-for-sale debt security fails any of the qualitative parameters, a discounted cash flow analysis is used by our company to determine if a portion of the unrealized loss is a result of a credit loss. Any credit losses determined are recognized as an increase to the allowance for credit losses through provision expense recorded in the consolidated statement of operations in provision for credit losses. Cash flows expected to be collected are estimated using all relevant information available, such as remaining payment terms, prepayment speeds, the financial condition of the issuer, expected defaults, and the value of the underlying collateral. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated other comprehensive income. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the allowance recorded is limited to the difference between the amortized cost and the fair value of the asset. We separately evaluate our held-to-maturity debt securities for any credit losses. We perform a discounted cash flow analysis to estimate any credit losses, which are then recognized as part of the allowance for credit losses. For available-for-sale and held-to-maturity debt securities, we have established a nonaccrual policy that results in timely write-off of accrued interest.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2020, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$2,518	$1,843	$—	$—	$4,361
State and municipal securities	—	—	2,453	—	2,453
Mortgage-backed securities:
Agency	3	355	86,324	706,728	793,410
Commercial	16,602	16	—	78,995	95,613
Non-agency	3,841	—	—	728	4,569
Corporate fixed income securities	121,398	401,550	108,810	—	631,758
Asset-backed securities	—	—	237,524	460,609	698,133
	$144,362	$403,764	$435,111	$1,247,060	$2,230,297
Held-to-maturity securities
Asset-backed securities	$—	$17,460	$1,932,439	$2,167,485	$4,117,384
Weighted-average yield (2)	1.91%	2.52%	1.91%	1.73%	1.86%

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2020.

III.	Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

		As of December 31,
	2020	2019	2018	2017	2016
Commercial and industrial	$4,296,089	$3,438,953	$3,304,234	$2,437,938	$1,710,399
Residential real estate	3,956,670	3,309,548	2,875,014	2,593,576	2,161,400
Securities-based loans	1,933,974	2,098,211	1,786,966	1,819,206	1,614,033
Construction and land	501,681	398,839	138,245	7,896	12,623
Commercial real estate	366,485	428,549	318,961	116,258	78,711
Home equity lines of credit	75,507	51,205	38,098	15,039	15,008
Other	40,407	27,311	120,129	24,508	45,391
Total gross loans	11,170,813	9,752,616	8,581,647	7,014,421	5,637,565
Unamortized loan premium/(discount), net	(1,822)	(6,588)	(12,155)	788	858
Loans in process	(48,222)	(27,717)	27,984	(856)	(49)
Unamortized loan origination costs, net	(1,980)	1,310	5,972	872	(2,021)
Allowance for loan losses	(112,029)	(95,579)	(85,833)	(67,466)	(45,163)
	$11,006,760	$9,624,042	$8,517,615	$6,947,759	$5,591,190

 The maturities of the loan portfolio at December 31, 2020, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$2,760,225	$3,666,591	$4,743,997	$11,170,813

The sensitivity of loans with maturities in excess of one year at December 31, 2020, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Variable or adjustable rate loans	$2,919,557	$4,244,515	$7,164,072
Fixed rate loans	747,034	499,482	1,246,516
	$3,666,591	$4,743,997	$8,410,588

Changes in the allowance for loan losses at Stifel Bancorp were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Allowance for loan losses, beginning of period	$95,579	$85,833	$67,466	$45,163	$29,787
CECL Adoption	(11,736)	—	—	—	—
Provision for loan losses	28,264	9,977	18,366	25,320	15,659
Charge-offs:
Commercial and industrial	(153)	(239)	(12)	(355)	(267)
Residential real estate	—	(41)	—	—	(13)
Commercial real estate	—	—	—	(2,703)	—
Other	(40)	(106)	(2)	—	(16)
Total charge-offs	(193)	(386)	(14)	(3,058)	(296)
Recoveries	115	155	15	41	13
Allowance for loan losses, end of period	$112,029	$95,579	$85,833	$67,466	$45,163
Net charge-offs to average bank loans outstanding, net	0.00%	0.00%	0.00%	0.00%	0.01%

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2020		December 31, 2019
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$67,222	38.5%	$69,949	35.3%
Construction and land	17,275	4.5	4,613	4.1
Residential real estate	16,300	35.4	14,253	33.9
Commercial real estate	8,580	3.3	3,564	4.4
Securities-based loans	2,015	17.3	2,361	21.5
Home equity lines of credit	374	0.7	442	0.5
Other	263	0.3	194	0.3
Unallocated	—	—	203	—
	$112,029		$95,579	100.0%

	December 31, 2018		December 31, 2017
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$68,367	38.5%	$54,474	34.8%
Residential real estate	11,228	33.5	8,430	37.0
Securities-based loans	1,978	20.8	2,088	25.9
Commercial real estate	1,778	3.7	1,520	1.7
Construction and land	1,241	1.6	100	0.1
Home equity lines of credit	310	0.4	162	0.2
Other	88	1.5	16	0.3
Unallocated	843	—	676	—
	$85,833	100.0%	$67,466	100.0%

(1)	Loan category as a percentage of total loan portfolio.

	December 31, 2016
	Balance	Percent (1)
Commercial and industrial	$35,127	30.3%
Securities-based loans	3,094	28.6
Residential real estate	2,660	38.4
Commercial real estate	1,363	1.4
Home equity lines of credit	371	0.3
Construction and land	232	0.2
Other	129	0.8
Unallocated	2,187	—
	$45,163	100.0%

(1)	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed. At December 31, 2020, we had $13.8 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. At December 31, 2019, 2018, 2017, and 2016, we had $14.6 million, $24.4 million, $29.2 million, and $26.9 million of impaired loans, respectively, which included $0.2 million, $9.1 million, $9.1 million, and $9.7 million of trouble debt restructurings, respectively. The specific allowance on impaired loans at December 31, 2020, 2019, 2018, 2017, and 2016 was $8.2 million, $8.2 million, $8.7 million, $9.1 million, and $3.4 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2020, 2019, 2018, 2017, and 2016, were insignificant to the consolidated financial statements.

Please refer to the section entitled “Critical Accounting Policies and Estimates” herein regarding our policies for establishing loan loss reserves, including placing loans on non-accrual status.

IV.	Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2020		2019		2018
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest-bearing)	$15,958,140	0.06%	$13,476,689	0.46%	$12,760,096	0.47%
Certificates of deposit (time deposits)	221,479	2.25	1,154,180	2.43	1,021,220	2.15
Demand deposits (non-interest-bearing)	288,222	*	138,001	*	73,677	*
Savings accounts	37,080	0.76	270,786	2.39	25,649	2.13

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2020, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$40,917	$10,990	$11,743	$30,622	$94,272

V.	Return on Equity and Assets

	Year Ended December 31,
	2020	2019	2018
Return on assets (net income available to common shareholders as a percentage of average total assets)	1.86%	1.78%	1.71%
Return on equity (net income available to common shareholders as a percentage of average Stifel Financial Corp. shareholders’ equity)	13.12	13.46	13.61
Dividend payout ratio	10.82	10.93	10.15
Equity to assets ratio (average Stifel Financial Corp. shareholders’ equity as a percentage of average total assets)	14.21	13.24	12.59

VI. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Federal Home Loan Bank Advances	Stock Loan
Year Ended December 31, 2020:
Amount outstanding at December 31, 2020	$—	$—	$145,124
Weighted-average interest rate thereon	0.96%	0.00%	(26.79%)
Maximum amount outstanding at any month-end	$235,000	$1,259,000	$430,300
Average amount outstanding during the year	$25,678	$283,128	$215,309
Weighted-average interest rate thereon	0.44%	1.30%	(8.37%)
Year Ended December 31, 2019:
Amount outstanding at December 31, 2019	$—	$250,000	$608,333
Weighted-average interest rate thereon	2.42%	1.90%	1.53%
Maximum amount outstanding at any month-end	$276,000	$1,317,000	$608,333
Average amount outstanding during the year	$37,626	$448,333	$488,989
Weighted-average interest rate thereon	2.74%	1.76%	1.28%
Year Ended December 31, 2018:
Amount outstanding at December 31, 2018	$56,000	$540,000	$392,163
Weighted-average interest rate thereon	3.11%	2.64%	2.62%
Maximum amount outstanding at any month-end	$361,000	$1,360,000	$691,150
Average amount outstanding during the year	$88,961	$942,492	$436,606
Weighted-average interest rate thereon	2.61%	1.61%	1.88%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020	2019	2018
Revenues:
Commissions	$247,380	$190,093	$185,597	30.1%	2.4%	15.6%	15.7%	17.6%
Principal transactions	414,202	232,453	185,340	78.2	25.4	26.2	19.1	17.5
Brokerage revenues	661,582	422,546	370,937	56.6	13.9	41.8	34.8	35.1
Capital raising	488,152	331,527	304,895	47.2	8.7	30.8	27.3	28.9
Advisory fees	428,132	447,979	371,401	(4.4)	20.6	27.1	36.9	35.2
Investment banking	916,284	779,506	676,296	17.5	15.3	57.9	64.2	64.1
Interest	16,837	24,139	19,237	(30.2)	25.5	1.1	2.0	1.8
Other income (1)	376	12,101	8,533	(96.9)	41.8	0.0	1.0	0.8
Total revenues	1,595,079	1,238,292	1,075,003	28.8	15.2	100.8	102.0	101.8
Interest expense	11,932	24,275	19,508	(50.8)	24.4	0.8	2.0	1.8
Net revenues	1,583,147	1,214,017	1,055,495	30.4	15.0	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	942,769	736,298	633,297	28.0	16.3	59.6	60.6	60.0
Occupancy and equipment rental	68,457	53,533	47,746	27.9	12.1	4.3	4.4	4.5
Communication and office supplies	88,054	74,149	67,631	18.8	9.6	5.6	6.1	6.4
Commissions and floor brokerage	33,691	24,078	23,232	39.9	3.6	2.1	2.0	2.2
Other operating expenses	124,891	150,289	126,538	(16.9)	18.8	7.9	12.4	12.0
Total non-interest expenses	1,257,862	1,038,347	898,444	21.1	15.6	79.5	85.5	85.1
Income before income taxes	$325,285	$175,670	$157,051	85.2%	11.9%	20.5%	14.5%	14.9%

(1)	Includes asset management and service fees.

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

NET REVENUES

For the year ended December 31, 2020, Institutional Group net revenues increased 30.4% to a record $1.6 billion from $1.2 billion in 2019. The increase in net revenues for the year ended December 31, 2020, was primarily attributable to an increase in brokerage revenues and capital-raising revenues, partially offset by a decrease in advisory fees and other income.

Commissions – For the year ended December 31, 2020, commission revenues increased 30.1% to $247.4 million from $190.1 million in 2019. The increase is primarily attributable to the growth in equities commissions from 2019.

Principal transactions – For the year ended December 31, 2020, principal transactions revenues increased 78.2% to $414.2 million from $232.5 million in 2019. The increase is primarily attributable to strong client engagement and market volatility, as well as an increase in trading gains over 2019.

Brokerage revenues – For the year ended December 31, 2020, institutional brokerage revenues increased 56.6% to $661.6 million from $422.5 million in 2019.

For the year ended December 31, 2020, fixed income brokerage revenues increased 58.1% to $404.8 million from $256.0 million in 2019. For the year ended December 31, 2020, equity brokerage revenues increased 54.2% to $256.8 million from $166.6 million in 2019. The increases are primarily attributable to higher trading volumes during 2020, driven by market volatility, as a result of the economic uncertainty created by the COVID-19 pandemic and an increase in trading gains.

Investment banking – For the year ended December 31, 2020, investment banking revenues increased 17.5% to $916.3 million from $779.5 million in 2019. The increase is primarily attributable to an increase in capital-raising revenues, partially offset by a decrease in advisory fees.

For the year ended December 31, 2020, capital-raising revenues increased 47.2% to $488.2 million from $331.5 million in 2019.

For the year ended December 31, 2020, equity capital markets capital-raising revenues increased 49.7% to $306.0 million from $204.4 million in 2019. The increase in equity capital-raising revenues is primarily attributable to an increase in deals compared to 2019.

For the year ended December 31, 2020, fixed income capital markets capital-raising revenues increased 43.3% to $182.1 million from $127.1 million in 2019. The increase is primarily attributable to an increase in the municipal bond origination business. Fixed income capital-raising revenues increased from a year ago as clients accessed the market to benefit from the lower rate environment and to raise additional liquidity.

For the year ended December 31, 2020, advisory fees decreased 4.4% to $428.1 million from $448.0 million in 2019. Advisory fee revenues were negatively impacted by the decrease in industry-wide completed mergers and acquisitions transactions, which was driven by an increase in market volatility and the economic slow-down in 2020.

Interest income – For the year ended December 31, 2020, interest income decreased 30.2% to $16.8 million from $24.1 million in 2019. The decrease is primarily driven by the impact of lower interest rates and lower inventory levels.

Other income – For the year ended December 31, 2020, other income decreased 96.9% to $0.4 million from $12.1 million in 2019.

Interest expense – For the year ended December 31, 2020, interest expense decreased 50.8% to $11.9 million from $24.3 million in 2019. The decrease is primarily driven by the impact of lower interest rates and lower inventory levels.

NON-INTEREST EXPENSES

For the year ended December 31, 2020, Institutional Group non-interest expenses increased 21.1% to $1.3 billion from $1.0 billion in 2019.

Compensation and benefits – For the year ended December 31, 2020, compensation and benefits expense increased 28.0% to $942.8 million from $736.3 million in 2019. The increase is primarily attributable to higher variable compensation expense as a result of strong revenue growth over 2019. Compensation and benefits expense as a percentage of net revenues was 59.6% for the year ended December 31, 2020, compared to 60.6% in 2019.

Occupancy and equipment rental – For the year ended December 31, 2020, occupancy and equipment rental expense increased 27.9% to $68.5 million from $53.5 million in 2019. The increase is primarily attributable to higher occupancy costs as a result of an increase in locations and higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the year ended December 31, 2020, communications and office supplies expense increased 18.8% to $88.1 million from $74.1 million in 2019. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2020, commissions and floor brokerage expense increased 39.9% to $33.7 million from $24.1 million in 2019. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Other operating expenses – For the year ended December 31, 2020, other operating expenses decreased 16.9% to $124.9 million from $150.3 million in 2019. The decrease is primarily attributable to significantly lower travel, entertainment, and conference-related expenses. These decreases were partially offset by an increase in net provisions for litigation matters, higher investment banking transaction expenses, reflecting an increase in activity levels, and an increase in professional fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2020, income before income taxes for the Institutional Group segment increased 85.2% to $325.3 million from $175.7 million in 2019. Profit margins (income before income taxes as a percentage of net revenues) have increased to 20.5% for the year ended December 31, 2020, from 14.5% in 2019 as a result of strong revenue growth and our continued expense discipline.

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

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net revenues	$(21,912)	$(7,546)	$(20,933)	(190.4)%	64.0%
Non-interest expenses:
Compensation and benefits	198,041	195,389	169,364	1.4	15.4
Other operating expenses	180,056	159,557	169,395	12.8	(5.8)
Total non-interest expenses	378,097	354,946	338,759	6.5	4.8
Loss before income taxes	$(400,009)	$(362,492)	$(359,692)	10.3%	0.8%

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

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Non-interest expenses:
Compensation and benefits	$30,259	$32,367	$17,333	(6.5)%	86.7%
Other operating expenses	30,054	32,171	40,654	(6.6)	(20.9)
Total non-interest expenses	$60,313	$64,538	$57,987	(6.5)%	11.3%

For the year ended December 31, 2020, compensation and benefits expense decreased 6.5% to $30.3 million from $32.4 million in 2019.

For the year ended December 31, 2020, other operating expenses decreased 6.6% to $30.1 million from $32.2 million in 2019.

The expenses not associated with the activities described above in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Non-interest expenses:
Compensation and benefits	$167,782	$163,022	$152,031	2.9%	7.2%
Other operating expenses	150,002	127,386	128,741	17.8	(1.1)
Total non-interest expenses	$317,784	$290,408	$280,772	9.4%	3.4%

For the year ended December 31, 2020, compensation and benefits expense increased 2.9% to $167.8 million from $163.0 million in 2019.

For the year ended December 31, 2020, other operating expenses increased 17.8% to $150.0 million from $127.4 million in 2019.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $26.6 billion at December 31, 2020, were up 8.1% over December 31, 2019. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2020, our liabilities were comprised primarily of deposits of $17.4 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.2 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $1.1 billion at our broker-dealer subsidiaries, and accrued employee compensation of $638.3 million. To meet our obligations to clients and operating needs, we had $2.3 billion in cash and cash equivalents at December 31, 2020. We also had highly liquid assets consisting of held-to-maturity securities of $4.1 billion, available-for-sale securities of $2.2 billion, client brokerage receivables of $936.5 million, and financial instruments of $694.0 million.

Cash Flow

Cash and cash equivalents increased $1.1 billion to $2.3 billion at December 31, 2020, from $1.1 billion at December 31, 2019. Operating activities provided cash of $1.7 billion primarily due to net income recognized in 2020 adjusted for non-cash activities. Investing activities used cash of $1.7 billion due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio and the proceeds received from the sale of ZCM. Financing activities provided cash of $1.2 billion primarily due to an increase in bank deposits and proceeds received from the issuance of senior notes and preferred stock, partially offset by a decrease in securities loaned, repayments of senior notes and Federal Home Loan Bank advances, dividends paid on our common and preferred stock, and share repurchases.

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

As of December 31, 2020, we had $26.6 billion in assets, $10.1 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,		Average
	2020	2019	Conversion
Cash and cash equivalents	$2,279,274	$1,142,596
Receivables from brokers, dealers, and clearing organizations	549,492	627,790	5 days
Securities purchased under agreements to resell	217,930	385,008	1 day
Financial instruments owned at fair value	682,744	963,606	3 days
Available-for-sale securities at fair value	2,230,297	3,254,737	3 days
Held-to-maturity securities at amortized cost	4,117,384	2,856,219	4 days
Investments	42,429	49,980	10 days
Total cash and assets readily convertible to cash	$10,119,550	$9,279,936

As of December 31, 2020 and 2019, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2020		December 31, 2019
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$155,081	$—	$98,250	$—
Financial instruments owned at fair value	190,955	190,955	391,634	391,634
Investment portfolio (AFS & HTM)	—	1,764,421	—	1,617,688
	$346,036	$1,955,376	$489,884	$2,009,322

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2020, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 18 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2020, the maximum number of shares that may yet be purchased under this plan was 13.3 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements, and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions, and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. These liquidity risk management practices have allowed us to effectively manage the market stress from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 31.

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

At December 31, 2020, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2020, available cash and highly liquid investments comprised approximately 18% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.3 billion of cash and cash equivalents at December 31, 2020, compared to $1.1 billion at December 31, 2019. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.2 billion in available-for-sale investment securities at December 31, 2020, compared to $3.3 billion at December 31, 2019. As of December 31, 2020, the weighted-average life of the investment securities portfolio was approximately 0.9 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of December 31, 2020, we had $17.4 billion in deposits compared to $15.3 billion at December 31, 2019. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at December 31, 2020, totaled $1.0 billion with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the year ended December 31, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2020, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the year ended December 31, 2020, on these advances was 1.30%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2020, there were no Federal Home Loan advances.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2020, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

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

The Stifel Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2020, there were no advances on the Stifel Credit Facility and we were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.1 billion at December 31, 2020 and $59.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2020, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.4 billion with the Federal Reserve’s discount window at December 31, 2020. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $16.0 billion at December 31, 2020. At December 31, 2020, there was $22.8 billion in client money market and FDIC-insured product balances.

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

On December 1, 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020 (the “2015 Notes”). Interest on the 2015 Notes is payable semi-annually in arrears. We may redeem the 2015 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In December 2015, we received a BBB- rating on the 2015 Notes. The 2015 Notes matured in December 2020.

On October 4, 2017, we completed the pricing of a registered underwritten public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears in January, April, July, and October. On or after October 15, 2022, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option. In October 2017, we received a BBB- rating on the notes.

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

Public Offering of Preferred Stock – In July 2016, the Company completed an underwritten registered public offering of $150 million perpetual 6.25% Non-Cumulative Perpetual Preferred Stock, Series A.

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

Use of Capital Resources

On December 2, 2020, our $300.0 million senior notes matured.

During the year ended December 31, 2020, we repurchased $58.3 million, or 1.7 million shares, at an average price of $33.35 per share.

The following table summarizes the activity related to our company’s note receivable from January 1, 2019 to December 31, 2020 (in thousands):

	2020	2019
Beginning balance – January 1	$525,332	$408,436
Notes issued – organic growth	179,698	209,178
Notes issued – acquisitions (1)	—	4,065
Amortization	(103,983)	(95,053)
Other	(4,054)	(1,294)
Ending balance – December 31	$596,993	$525,332

(1)	Notes issued in conjunction with the acquisition of First Empire in 2019.

We have paid $179.7 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2020. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2021, 2022, 2023, 2024, 2025, and thereafter, is $123.5 million, $97.0 million, $86.3 million, $73.0 million, $54.1 million, and $163.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years.

At December 31, 2020, the total number of restricted stock units, Performance-based Restricted Stock Units (“PRSUs”), and restricted stock awards outstanding was 20.9 million, of which 17.9 million were unvested. At December 31, 2020, there was approximately $491.1 million of unrecognized compensation cost for deferred awards, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the years ended December 31, 2021, 2022, 2023, 2024, 2025, and thereafter, is $142.9 million, $127.1 million, $95.6 million, $66.9 million, $28.3 million, and $30.3 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2020, Stifel had net capital of $487.7 million, which was 40.0% of aggregate debit items and $463.3 million in excess of its minimum required net capital. At December 31, 2020, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2020, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2020, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At December 31, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 18 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Allowance for Credit Losses

On January 1, 2020, we adopted the new accounting standard that requires the measurement of the allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded lending commitments, to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

The expected credit losses on our loan portfolio are referred to as the allowance for loan losses and are reported separately as a contra-asset to loans on the consolidated statement of financial condition. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses. The provision for loan losses related to the loan portfolio and the provision for unfunded lending commitments are reported in the consolidated statement of operations in provision for credit losses.

For loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors, such as historical loss experience derived from proxy data, the current credit quality of the portfolio, as well as an economic outlook over the life of the loan. The life of the loan for closed-ended products is based on the contractual maturity of the loan adjusted for any expected prepayments. The contractual maturity includes any extension options that are at the sole discretion of the borrower. For open-ended products, the expected credit loss is determined based on the maximum repayment term associated with future draws from credit lines.

In our loss forecasting framework, we incorporate forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads, and long-term interest rate forecasts. To estimate losses for contractual periods that extend beyond the forecast horizon, we revert to an average historical loss experience. As any one economic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, and industry trends. The reserve for unfunded lending commitments is estimated using the same scenarios, models, and economic data as the loan portfolio.

The allowance for loan losses includes adjustments for qualitative reserves based on our company’s assessment that may not be adequately represented in the quantitative methods or the economic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data. As a result of the uncertainty inherent in the quantitative models, other quantitative and qualitative factors are considered in adjusting allowance amounts, including, but not limited to, the following: model imprecision, imprecision in macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for loan losses.

The allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio. In addition, while we have incorporated our estimated impact of the coronavirus (“COVID-19”) pandemic on the economy into our allowance for credit losses, the ultimate impact of COVID-19 is still unknown, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2020, of $7.5 million and anticipate cumulative future cash savings of $61.0 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of October 1, 2020, with no impairment charges resulting from the annual impairment tests.

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

Dilution

As of December 31, 2020, there were 20,908,412 outstanding restricted stock units, PRSUs, and restricted stock awards. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Of the outstanding restricted stock units, PRSUs, and restricted stock awards, 2,978,980 shares are currently vested and 17,929,432 are unvested. Assuming vesting requirements are met, the Company anticipates that 4,290,447 shares under these awards will be distributed in 2021, 3,637,251 will vest in 2022, 3,026,662 will vest in 2023, and the balance of 6,975,072 will be distributed thereafter.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2020 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Senior notes (1)	$1,125,000	$—	$—	$—	$500,000	$—	$625,000
Interest on senior notes	540,763	48,950	48,950	48,950	40,096	27,700	326,117
Debenture to Stifel Financial Capital Trusts (2)	60,000	—	—	—	—	—	60,000
Interest on debenture	23,942	1,500	1,500	1,500	1,500	1,500	16,442
Operating leases	1,084,403	93,544	96,278	95,359	94,249	93,040	611,933
Commitments to extend credit – Stifel Bancorp (3)	3,372,817	1,828,231	284,380	413,743	398,538	310,046	137,879
Earn-out payments (4)	54,637	35,424	11,268	7,945	—	—	—
Commitments to fund partnership interests	3,723	3,723	—	—	—	—	—
Certificates of deposit	97,654	66,369	23,470	7,561	200	54	—
	$6,362,939	$2,077,741	$465,846	$575,058	$1,034,583	$432,340	$1,777,371

(1)	See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of our Senior Notes.
(2)	See Note 14 of the Notes to the Consolidated Financial Statements for further discussion of our Capital Trusts.

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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $4.4 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 24 to the consolidated financial statements for a discussion of income taxes.

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

We have been affected, and expect to continue to be affected, by market stress resulting from the COVID-19 pandemic that began in the first quarter of 2020. For more information on the effects of the pandemic, see Executive Summary – COVID-19 Pandemic on page 31.

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

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on our interest-earning assets (including client loans, stock borrow activities, investments, inventories, and resale agreements) and our funding sources (including client cash balances, Federal Home Loan Bank advances, stock lending activities, bank borrowings, and repurchase agreements), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to our company, with the rates generally fluctuating in parallel.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2020, and the daily VaR at December 31, 2020 and 2019 (in thousands):

	December 31, 2020			VaR Calculation at December 31,
	High	Low	Daily Average	2020	2019
Daily VaR	$17,205	$1,482	$7,296	$8,435	$2,162

Stifel Bancorp’s interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bancorp is the matching of assets and liabilities of similar cash flow and repricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bancorp has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bancorp is within the limits established for net interest income, an analysis of net interest income based on various shifts in interest rates is prepared each quarter and presented to Stifel Bancorp’s Board of Directors. Stifel Bancorp utilizes a third-party model to analyze the available data.

The following table illustrates the estimated change in net interest income at December 31, 2020, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	41.1%
+100	20.6
0	—
-100	(6.5)
-200	(6.5)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2020 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$7,266,031	$594,943	$2,559,827	$1,129,416
Securities	5,012,691	219,078	745,539	359,871
Interest-bearing cash	672,350	—	—	—
	$12,951,072	$814,021	$3,305,366	$1,489,287
Interest-bearing liabilities:
Transaction accounts and savings	$16,904,031	$—	$—	$—
Certificates of deposit	53,902	12,518	31,284	—
Borrowings	—	—	—	—
	$16,957,933	$12,518	$31,284	$—
GAP	(4,006,861)	801,503	3,274,082	1,489,287
Cumulative GAP	$(4,006,861)	$(3,205,358)	$68,724	$1,558,011

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion and the fair value of the collateral that had been sold or repledged was $191.0 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

Adoption of ASU 2016-13

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for the Allowance for Credit Losses in the year ending December 31, 2020 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As explained below, auditing the Company’s Allowance for Credit Losses was a critical audit matter.

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

Allowance for Credit Losses

Description of the Matter

The Company’s bank loan portfolio totaled $11.2 billion as of December 31, 2020 and the associated allowance for credit losses (ACL) was $135.3 million, which includes the allowance for loan losses of $112.0 million and the reserve for unfunded commitments of $23.3 million. The bank loan portfolio and associated ACL is comprised of commercial loans (as defined as commercial and industrial, commercial real estate, and construction and land) and consumer loans (as defined as residential real estate, securities-based loans, home equity lines of credit and other). As discussed above and in Notes 2 and 8 to the consolidated financial statements, effective January 1, 2020, the Company adopted new accounting guidance related to the estimate of the ACL, resulting in ACL increase of $10.4 million. The ACL is calculated using: quantitative models that rely on a variety of factors such as historical loss experience derived from proxy data, the current credit quality of the portfolio and incorporating forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the asset and qualitative reserves for factors that are not adequately reflected in the quantitative models.  Management considers various factors, as well as uncertainty inherent in the quantitative models, when assessing its qualitative reserves, including, but not limited to: model imprecision, imprecision in the macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts.

How We Addressed the Matter in Our Audit

Auditing management’s estimate of the commercial qualitative allowance reserve involves a high degree of subjectivity. Management’s considerations of the inherent uncertainty in the quantitative model due to model imprecision and resulting qualitative adjustments, are highly judgmental and could have a significant effect on the ACL.

We obtained an understanding of the Company’s process for establishing the ACL, including the estimation of the qualitative allowance reserve. We evaluated the design and tested the operating effectiveness of controls and governance over the appropriateness of these components of the ACL, including controls over the review of the ACL methodology, the review over the identification and measurement of qualitative adjustments, including data and assumptions used in the measurement, and management’s review of the overall adequacy of the allowance for losses.

To test the reasonableness of the qualitative adjustments used in the measurement of the ACL, we evaluated management’s assessment of the quantitative results to determine whether qualitative adjustments are necessary. With the assistance of specialists, we assessed management’s methodology and whether relevant risks were reflected in the quantitative models and whether qualitative adjustments to the model output were appropriate.  We tested the sufficiency, reliability, and relevance of the information used in developing the qualitative adjustment, including portfolio specific risk assessments, historical proxy loss data, and management’s analyses of economic scenario sensitivity.  We also evaluated whether the overall ACL amount, including qualitative adjustments, appropriately reflects expected credit losses within the portfolio by comparing the overall ACL to those established by peer banking institutions with similar loan portfolios. Additionally, we evaluated the reasonableness of the economic scenarios used in calculating the ACL, including agreeing information to third-party sources and assessing the weighting of the economic scenarios with the assistance of our specialists. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Stamford, Connecticut

February 19, 2021

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
($ in thousands)	2020	2019
Assets
Cash and cash equivalents	$2,279,274	$1,142,596
Cash segregated for regulatory purposes	172,932	131,374
Receivables:
Brokerage clients, net	936,500	1,351,786
Brokers, dealers, and clearing organizations	549,492	627,790
Securities purchased under agreements to resell	217,930	385,008
Financial instruments owned, at fair value	694,028	972,932
Available-for-sale securities, at fair value	2,230,297	3,254,737
Held-to-maturity securities, at amortized cost	4,117,384	2,856,219
Loans:
Held for investment, net	11,006,760	9,624,042
Held for sale, at lower of cost or market	551,248	389,693
Investments, at fair value	113,862	79,972
Fixed assets, net	961,096	1,107,928
Goodwill	1,181,998	1,194,074
Intangible assets, net	140,984	161,773
Loans and advances to financial advisors and other employees, net	596,993	525,332
Deferred tax assets, net	136,477	104,380
Other assets	716,999	700,589
Total assets	$26,604,254	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	December 31,
($ in thousands, except share and per share amounts)	2020	2019
Liabilities
Payables:
Brokerage clients	$1,063,937	$740,444
Brokers, dealers, and clearing organizations	177,937	712,291
Drafts	117,737	119,758
Securities sold under agreements to repurchase	190,955	391,634
Bank deposits	17,396,497	15,332,581
Financial instruments sold, but not yet purchased, at fair value	437,978	662,852
Accrued compensation	638,298	507,009
Accounts payable and accrued expenses	1,169,740	1,146,856
Federal Home Loan Bank advances	—	250,000
Senior notes, net	1,112,409	1,017,010
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	22,365,488	20,940,435
Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; issued 21,400 and 12,400 shares, respectively	535,000	310,000
Common stock − $0.15 par value; authorized 194,000,000 shares; issued 111,661,621 and 111,661,670 shares, respectively	16,749	16,749
Additional paid-in-capital	1,888,982	1,903,703
Retained earnings	2,078,135	1,715,704
Accumulated other comprehensive income/(loss)	27,639	(11,705)
Treasury stock, at cost, 8,512,584 and 9,169,626 shares, respectively	(307,739)	(319,660)
Total Stifel Financial Corp. shareholders’ equity	4,238,766	3,614,791
Non-controlling interests	—	54,999
Total equity	4,238,766	3,669,790
Total liabilities and equity	$26,604,254	$24,610,225

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share amounts)	2020	2019	2018
Revenues:
Commissions	$760,627	$667,494	$657,732
Principal transactions	588,303	404,751	351,378
Investment banking	952,308	817,421	707,670
Asset management and service fees	917,424	848,035	806,175
Interest	523,832	724,882	646,449
Other income	75,345	52,378	25,553
Total revenues	3,817,839	3,514,961	3,194,957
Interest expense	65,778	177,931	170,076
Net revenues	3,752,061	3,337,030	3,024,881
Non-interest expenses:
Compensation and benefits	2,279,335	1,978,116	1,770,762
Occupancy and equipment rental	274,664	242,893	222,384
Communications and office supplies	164,736	147,428	140,254
Commissions and floor brokerage	55,960	44,011	41,967
Provision for credit losses	33,925	9,977	18,366
Other operating expenses	292,281	315,467	296,786
Total non-interest expenses	3,100,901	2,737,892	2,490,519
Income before income tax expense	651,160	599,138	534,362
Provision for income taxes	147,688	149,152	140,394
Net income	503,472	449,986	393,968
Net income applicable to non-controlling interests	—	1,590	—
Net income applicable to Stifel Financial Corp.	503,472	448,396	393,968
Preferred dividends	27,261	17,319	9,375
Net income available to common shareholders	$476,211	$431,077	$384,593

Earnings per common share:
Basic	$4.49	$3.99	$3.57
Diluted	$4.16	$3.66	$3.15

Cash dividends declared per common share	$0.45	$0.40	$0.32

Weighted-average number of common shares outstanding:
Basic	106,174	107,997	107,679
Diluted	114,573	117,878	121,982

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net income	$503,472	$449,986	$393,968
Other comprehensive income/(loss), net of tax: (1) (5)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2) (3)	33,133	60,288	(36,254)
Changes in unrealized losses on cash flow hedging instruments, net of tax (4)	(651)	(4,402)	(792)
Foreign currency translation adjustment, net of tax	6,862	4,932	(5,691)
Total other comprehensive income/(loss), net of tax	39,344	60,818	(42,737)
Comprehensive income	542,816	510,804	351,231
Net income applicable to non-controlling interest	—	1,590	—
Comprehensive income applicable to Stifel Financial Corp.	$542,816	$509,214	$351,231

(1)	Net of a tax expense of $11.5 million, tax expense of $20.2 million, and tax benefit of $11.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)

Reclassifications to earnings were immaterial for the years ended December 31, 2020 and 2019. Amounts are net of reclassifications to earnings of realized losses of $2.9 million for the year ended December 31, 2018.

(3)

As part of the adoption of ASU 2019-04, in the third quarter of 2019, the Company made a one-time election to transfer a portion of its held-to-maturity securities to available-for-sale. The transfer resulted in a net of tax increase to comprehensive income of $17.9 million. See Notes 2 and 7 for additional information on the transfer.

(4)

Reclassifications to earnings were immaterial for the year ended December 31, 2020. Amounts are net of reclassifications to earnings of gains of $3.3 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively.

(5)

The adoption of ASU 2018-02 on January 1, 2018, resulted in a reclassification of $3.1 million to retained earnings related to cash flow hedges and investment portfolio risk. The reclassification is reflected in the activity for the year ended December 31, 2018. See Note 2 for further details.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
($ in thousands, except per share amounts)	2020	2019	2018
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$310,000	$150,000	$150,000
Issuance of preferred stock	225,000	160,000	—
Balance, end of year	535,000	310,000	150,000
Common stock, par value $0.15 per share:
Balance, beginning of year	16,749	16,749	16,329
Distributions under employee plans	—	—	123
Issuance of common stock for acquisitions	—	—	297
Balance, end of year	16,749	16,749	16,749
Additional paid-in-capital:
Balance, beginning of year	1,903,703	1,887,721	1,727,765
Unit amortization, net of forfeitures	118,229	112,864	102,971
Distributions under employee plans	(126,514)	(91,898)	(60,256)
Issuance of preferred stock	(7,005)	(5,012)	—
Dividends declared to equity-award holders	350	—	6,812
Issuance of common stock for acquisitions	—	—	110,374
Other	219	28	55
Balance, end of year	1,888,982	1,903,703	1,887,721
Retained earnings:
Balance, beginning of year	1,715,704	1,366,503	1,033,526
Net income	503,472	449,986	393,968
Dividends declared:
Common	(56,967)	(50,743)	(41,450)
Preferred	(27,261)	(17,319)	(9,375)
Distributions under employee plans	(49,427)	(19,819)	(10,985)
Cumulative adjustments for accounting changes (1)	(7,772)	(11,117)	(1,124)
Other	386	(1,787)	1,943
Balance, end of year	2,078,135	1,715,704	1,366,503
Accumulated other comprehensive income/(loss):
Balance, beginning of year	(11,705)	(72,523)	(26,736)
Unrealized gains/(losses) on securities, net of tax	33,133	60,288	(36,254)
Unrealized losses on cash flow hedging activities, net of tax	(651)	(4,402)	(792)
Foreign currency translation adjustment, net of tax	6,862	4,932	(5,691)
Adjustments for accounting changes (1)	—	—	(3,050)
Balance, end of year	27,639	(11,705)	(72,523)
Treasury stock, at cost:
Balance, beginning of year	(319,660)	(180,857)	(39,308)
Distributions under employee plans	70,182	76,627	28,655
Common stock repurchased	(58,261)	(215,430)	(170,204)
Balance, end of year	(307,739)	(319,660)	(180,857)
Total Stifel Financial Corp. Shareholders' Equity	4,238,766	3,614,791	3,167,593
Non-controlling interests:
Balance, beginning of year	54,999	30,000	—
Net income applicable to non-controlling interests	—	1,590	—
Capital contributions from non-controlling interest holders	—	26,800	30,000
Distributions to non-controlling interest holders	—	(3,391)	—
Deconsolidation of non-controlling interest	(54,999)	—	—
Balance, end of year	—	54,999	30,000
Total Shareholders' Equity	$4,238,766	$3,669,790	$3,197,593

(1) Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$503,472	$449,986	$393,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,863	38,369	27,896
Amortization of loans and advances to financial advisors and other employees	103,983	95,053	85,374
Amortization of premium on investment portfolio	20,739	34,229	25,307
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	33,925	11,007	19,601
Amortization of intangible assets	19,620	16,015	12,557
Deferred income taxes	(39,071)	(6,863)	14,254
Stock-based compensation	108,217	102,190	100,789
Unrealized losses/(gains) on investments	18,908	(7,922)	22,780
Other, net	(10,326)	(38,554)	(10,723)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	415,286	(17,487)	182,619
Brokers, dealers, and clearing organizations	78,298	(8,655)	(56,467)
Securities purchased under agreements to resell	167,078	314,892	(187,680)
Financial instruments owned, including those pledged	278,904	335,548	(123,765)
Loans originated as held for sale	(3,019,290)	(1,848,568)	(1,341,108)
Proceeds from mortgages held for sale	2,894,742	1,782,455	1,345,109
Loans and advances to financial advisors and other employees	(179,995)	(210,646)	(116,921)
Other assets	(117,471)	(36,290)	(1,562)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	323,493	(210,712)	9,173
Brokers, dealers, and clearing organizations	(71,144)	63,822	(16,383)
Drafts	(2,021)	14,871	(2,156)
Financial instruments sold, but not yet purchased	(224,874)	(284,510)	168,443
Other liabilities and accrued expenses	318,480	38,631	(21,579)
Net cash provided by operating activities	$1,661,816	$626,861	$529,526
See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Cash Flows From Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$896,746	$1,224,619	$1,244,434
Calls and principal paydowns of held-to-maturity securities	159,964	482,079	827,905
Sale of equipment	—	—	21,699
Sale or maturity of investments	2,139	14,699	24,445
Sale of other real estate owned	—	8,950	—
Disposition of business	37,000	—	—
Increase in loans held for investment, net	(1,441,303)	(1,208,817)	(1,079,546)
Payments for:
Purchase of available-for-sale securities	(864,200)	(239,965)	(550,162)
Purchase of held-to-maturity securities	(384,700)	(243,335)	(1,352,587)
Purchase of investments	(21,317)	(37,563)	(8,828)
Purchase of fixed assets	(73,364)	(157,897)	(108,207)
Acquisitions, net of cash acquired	(280)	(193,097)	(8,394)
Net cash used in investing activities	(1,689,315)	(350,327)	(989,241)
Cash Flows from Financing Activities:
Repayments of borrowings, net	—	(62,810)	(216,572)
Repayments of senior notes	(300,000)	—	—
Proceeds from issuance of senior notes, net	394,030	—	—
Repayments of Federal Home Loan Bank advances, net	(250,000)	(290,000)	(214,950)
Proceeds from non-controlling interests	—	26,800	30,000
Proceeds from preferred stock issuance, net	217,995	154,988	—
(Decrease)/increase in securities sold under agreements to repurchase	(200,679)	(168,069)	301,690
Increase/(decrease) in bank deposits, net	2,063,916	(531,032)	1,950,661
(Decrease)/increase in securities loaned	(463,210)	114,135	172,380
Tax payments related to shares withheld for stock-based compensation plans	(75,838)	(33,268)	(43,229)
Proceeds from stock option exercises	—	—	2,278
Repurchase of common stock	(58,261)	(215,430)	(170,204)
Cash dividends on preferred stock	(27,261)	(17,319)	(9,375)
Cash dividends paid to common stock and equity-award holders	(46,497)	(41,948)	(34,638)
Cash paid to employees upon settlement of equity awards	(27,101)	—	—
Extinguishment of Stifel Financial Capital Trust	—	—	(7,500)
Payment of contingent consideration	(28,221)	(9,526)	(12,846)
Other	—	(3,391)	—
Net cash provided by/(used in) financing activities	1,198,873	(1,076,870)	1,747,695
Effect of exchange rate changes on cash	6,862	4,932	(5,691)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	1,178,236	(795,404)	1,282,289
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	1,273,970	2,069,374	787,085
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$2,452,206	$1,273,970	$2,069,374

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$2,279,274	$1,142,596	$1,936,560
Cash segregated for regulatory purposes	172,932	131,374	132,814
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,452,206	$1,273,970	$2,069,374

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$160,007	$161,926	$67,379
Cash paid for interest	84,821	183,012	169,724
Noncash investing and financing activities:
Unit grants, net of forfeitures	$125,033	$139,408	$136,529
Issuance of common stock for acquisitions	—	—	110,671

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

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe Bruyette & Woods, Inc. (“KBW”), Stifel Bancorp, Inc. (“Stifel Bancorp”), Stifel Nicolaus Canada Inc. (“SNC”), and Stifel Nicolaus Europe Limited (“SNEL”). Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

On March 27, 2020, the Company completed the sale of Ziegler Capital Management, LLC (“ZCM”), a wholly owned asset management subsidiary. The assets and liabilities of ZCM were classified as held for sale and are included in other assets and accounts payable and accrued expenses, respectively, at December 31, 2019. See Note 10 for further information.

On November 11, 2020, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on December 16, 2020, to shareholders of record as of December 2, 2020. All share and per share information has been retroactively adjusted to reflect the stock split.

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

Our non-controlling interest at December 31, 2019, represented a 27.5% third-party ownership of North Shore Aviation Holdings LLC (“North Shore”), which was a consolidated subsidiary of the Company that, through its subsidiary, owns airplane engines.

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

We have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. Under our current consolidation policy, we consolidate those entities where we have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2020.

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

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of collateralized loan obligation securities and student loan ARS.

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

For the remaining available-for-sale debt securities, we consider qualitative parameters such as internal and external credit ratings and the value of underlying collateral. If an available-for-sale debt security fails any of the qualitative parameters, a discounted cash flow analysis is used by our company to determine if a portion of the unrealized loss is a result of a credit loss. Any credit losses determined are recognized as an increase to the allowance for credit losses through provision expense recorded in the consolidated statement of operations in provision for credit losses. Cash flows expected to be collected are estimated using all relevant information available, such as remaining payment terms, prepayment speeds, the financial condition of the issuer, expected defaults, and the value of the underlying collateral. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated other comprehensive income. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the allowance recorded is limited to the difference between the amortized cost and the fair value of the asset. We separately evaluate our held-to-maturity debt securities for any credit losses. We perform a discounted cash flow analysis to estimate any credit losses, which are then recognized as part of the allowance for credit losses. For available-for-sale and held-to-maturity debt securities, we have established a nonaccrual policy that results in timely write-off of accrued interest. See Note 7 for more information.

Unrealized gains and losses on our available-for-sale securities are reported, net of taxes, in accumulated other comprehensive income/(loss) included in shareholders’ equity. Amortization of premiums and accretion of discounts are recorded as interest income in the consolidated statements of operations using the interest method. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other income in the consolidated statements of operations in the period they are sold. For securities transferred from available-for-sale to held-to-maturity, carrying value also includes unrealized gains and losses recognized in accumulated other comprehensive income/(loss) at the date of transfer. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

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

Allowance for Credit Losses

On January 1, 2020, we adopted the new accounting standard that requires the measurement of the allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded lending commitments, to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

The expected credit losses on our loan portfolio are referred to as the allowance for loan losses and are reported separately as a contra-asset to loans on the consolidated statement of financial condition. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses. The provision for loan losses related to the loan portfolio and the provision for unfunded lending commitments are reported in the consolidated statement of operations in provision for credit losses.

For loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors, such as historical loss experience derived from proxy data, the current credit quality of the portfolio, as well as an economic outlook over the life of the loan. The life of the loan for closed-ended products is based on the contractual maturity of the loan adjusted for any expected prepayments. The contractual maturity includes any extension options that are at the sole discretion of the borrower. For open-ended products, the expected credit loss is determined based on the maximum repayment term associated with future draws from credit lines.

In our loss forecasting framework, we incorporate forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads, and long-term interest rate forecasts. To estimate losses for contractual periods that extend beyond the forecast horizon, we revert to an average historical loss experience. As any one economic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, and industry trends. The reserve for unfunded lending commitments is estimated using the same scenarios, models, and economic data as the loan portfolio.

The allowance for loan losses includes adjustments for qualitative reserves based on our company’s assessment that may not be adequately represented in the quantitative methods or the economic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data. As a result of the uncertainty inherent in the quantitative models, other quantitative and qualitative factors are considered in adjusting allowance amounts, including, but not limited to, the following: model imprecision, imprecision in macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for loan losses.

The allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio. In addition, while we have incorporated our estimated impact of the coronavirus (“COVID-19”) pandemic on the economy into our allowance for credit losses, the ultimate impact of COVID-19 is still unknown, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.

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

We do not include reserves for interest receivable in the measurement of the allowance for credit losses, as we generally classify loans as nonperforming at 90 days past due and reverse interest income for these loans at that time.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements. Impairment is measured on a loan-by-loan basis for non-homogeneous loans, and a specific allowance is established for individual loans determined to be impaired. Impairment is measured by comparing the carrying value of the impaired loan to the present value of its expected cash flow discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. See Note 8 for more information.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. The Company performed impairment testing on October 1, 2020 with no impairment charges resulting from the annual impairment tests.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees, management primarily considers our historical collection experience as well as other factors, including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. The aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $18.7 million and $14.3 million at December 31, 2020 and 2019, respectively.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income/(loss), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

Underwriting expenses are recognized as non-interest expense in other operating expenses in the consolidated statements of operations, and any expense reimbursements are recognized as investment banking revenues (i.e., expenses are not netted against revenues).

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

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives, and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. At December 31, 2020, the right-of-use assets are included in fixed assets, net with the corresponding lease liabilities included in accounts payable and accrued expenses in the consolidated statements of financial condition. See Note 19 for information about operating leases.

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

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. Revenues and expenses are translated at an average rate for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income/(loss), a separate component of Stifel Financial Corp. shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations.

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The accounting standard related to contracts or hedging relationships that reference LIBOR or other reference rates that are expected to be discontinued due to reference rate reform. The accounting standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships, and other transactions affected by reference rate reform. We elected to retrospectively adopt the new standard as of January 1, 2020, which resulted in no immediate impact. While reference rate reform did not have a material accounting impact on our consolidated financial statements, the new standard eased the administrative burden in accounting for the future effects of reference rate reform.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $20.0 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships, non-compete agreements, and tradename with an acquisition-date fair value of $10.7 million.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $15.7 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of tradename, non-compete agreements, and customer relationships with an acquisition-date fair value of $0.8 million.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $23.0 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of tradename, non-compete agreements, and customer relationships with an acquisition-date fair value of $18.6 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the B&F business and its expertise in the interest rate derivate business. Goodwill is expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of B&F over a five-year period. The liability for earn-out payments was $16.0 million and $20.1 million at December 31, 2020 and 2019, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $45.8 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of non-compete agreements and backlog with an acquisition-date fair value of $5.1 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Mooreland business and its expertise in the investment banking business. Goodwill is expected to be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of Mooreland over a three-year period. The liability for earn-out payments was $13.0 million and $18.4 million at December 31, 2020 and 2019, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2020 and 2019, included (in thousands):

	December 31,
	2020	2019
Deposits paid for securities borrowed	$313,131	$135,373
Receivables from clearing organizations	229,070	471,122
Securities failed to deliver	7,291	21,295
	$549,492	$627,790

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2020 and 2019, included (in thousands):

	December 31,
	2020	2019
Deposits received from securities loaned	$145,124	$608,333
Payable to clearing organizations	25,540	78,702
Securities failed to receive	7,273	25,256
	$177,937	$712,291

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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments is based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as U.S. government securities, corporate fixed income securities, and equity securities listed in active markets.

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate fixed income and equity securities infrequently traded, state and municipal securities, and other securities, which primarily consist of sovereign debt and asset-backed securities.

We have identified Level 3 financial instruments to include certain asset-backed securities and loans with unobservable pricing inputs, included in other in the table below. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Investments

Investments carried at fair value primarily include corporate equity securities, auction-rate securities (“ARS”), private company investments, including our beneficial interest in North Shore, and investments in funds, including certain money market funds that are measured at net asset value (“NAV”).

Corporate equity securities are primarily valued based on quoted prices in active markets and reported in Level 1.

ARS are primarily valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs. ARS are primarily reported as Level 3 assets. Private company investments are primarily valued based upon internally developed models. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity, and their long-term nature. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. The value of our beneficial interest in North Shore is based on a proprietary cash flow model. Private company investments are primarily reported as Level 3 assets.

The Company uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value.

The Company’s investments in funds measured at NAV include money market funds, mutual funds, partnership interests, and private equity funds. Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments, and distressed investments. The private equity funds are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2020		December 31, 2019
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$34,192	$—	$25,734	$—
Mutual funds	7,152	—	7,875	—
Partnership interests	3,744	2,520	3,058	953
Private equity funds	1,489	1,203	2,288	1,203
Total	$46,577	$3,723	$38,955	$2,156

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, equity securities, and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities, corporate fixed income securities infrequently traded, and other securities, which primarily consist of sovereign debt, U.S. government agency securities, loans, and state and municipal securities.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, are presented below (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$46,900	$46,900	$—	$—
U.S. government agency securities	56,450	—	56,450	—
Agency mortgage-backed securities	216,434	—	216,434	—
Corporate securities:
Fixed income securities	194,575	4,474	190,101	—
Equity securities	67,593	62,979	4,614	—
State and municipal securities	96,150	—	96,150	—
Other (1)	15,926	—	4,642	11,284
Total financial instruments owned	694,028	114,353	568,391	11,284
Available-for-sale securities:
U.S. government agency securities	4,361	—	4,361	—
State and municipal securities	2,453	—	2,453	—
Mortgage-backed securities:
Agency	793,410	—	793,410	—
Commercial	95,613	—	95,613	—
Non-agency	4,569	—	4,569	—
Corporate fixed income securities	631,758	—	631,758	—
Asset-backed securities	698,133	—	698,133	—
Total available-for-sale securities	2,230,297	—	2,230,297	—
Investments:
Corporate equity securities	29,496	29,496	—	—
Auction rate securities	12,933	—	—	12,933
Other	59,048	10,342	6,593	42,113
Investments in funds and partnerships measured at NAV	12,385
Total investments	113,862	39,838	6,593	55,046
Cash equivalents measured at NAV	34,192
	$3,072,379	$154,191	$2,805,281	$66,330
(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$91,974	$91,974	$—	$—
Agency mortgage-backed securities	141,227	—	141,227	—
Corporate securities:
Fixed income securities	162,626	4,094	158,532	—
Equity securities	30,848	30,848	—	—
Other (2)	11,303	—	11,303	—
Total financial instruments sold, but not yet purchased	$437,978	$126,916	$311,062	$—
(2)	Includes sovereign debt and state and municipal securities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, are presented below (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$9,266	$9,266	$—	$—
U.S. government agency securities	66,881	—	66,881	—
Agency mortgage-backed securities	388,856	—	388,856	—
Corporate securities:
Fixed income securities	250,783	872	249,911	—
Equity securities	64,009	61,579	2,430	—
State and municipal securities	137,211	—	137,211	—
Other (1)	55,926	—	46,600	9,326
Total financial instruments owned	972,932	71,717	891,889	9,326
Available-for-sale securities:
U.S. government agency securities	5,067	—	5,067	—
State and municipal securities	24,297	—	24,297	—
Mortgage-backed securities:
Agency	837,878	—	837,878	—
Commercial	109,537	—	109,537	—
Non-agency	9,758	—	9,758	—
Corporate fixed income securities	675,311	—	675,311	—
Asset-backed securities	1,592,889	—	1,592,889	—
Total available-for-sale securities	3,254,737	—	3,254,737	—
Investments:
Corporate equity securities	35,083	34,023	—	1,060
Auction rate securities	14,897	—	470	14,427
Other	16,771	9,905	6,013	853
Investments in funds and partnerships measured at NAV	13,221
Total investments	79,972	43,928	6,483	16,340
Cash equivalents measured at NAV	25,734
Derivative contracts (2)	1,086	—	1,086	—
	$4,334,461	$115,645	$4,154,195	$25,666
(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.
(2)	Included in other assets in the consolidated statements of financial condition.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$243,570	$243,570	$—	$—
Agency mortgage-backed securities	231,909	—	231,909	—
Corporate securities:
Fixed income securities	140,100	633	139,467	—
Equity securities	32,047	32,047	—	—
Other (2)	15,226	—	14,271	955
Total financial instruments sold, but not yet purchased	$662,852	$276,250	$385,647	$955

(2)	Includes sovereign debt, U.S. government agency securities, and loans.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Financial instruments owned	Investments
	Other	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2019	$9,326	$1,060	$14,427	$853
Unrealized losses	(3,126)	—	(1,494)	(296)
Realized losses (1)	(71)	—	—	—
Purchases	25,852	—	—	—
Sales	(20,000)	—	—	(20)
Redemptions	(697)	—	—	—
Transfers:
Into Level 3	—	—	—	41,576
Out of Level 3	—	(1,060)	—	—
Net change	1,958	(1,060)	(1,494)	41,260
Balance at December 31, 2020	$11,284	$—	$12,933	$42,113

(1)	Realized and unrealized losses related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019
	Financial instruments owned	Investments
	Other	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2018	$176	$—	$17,336	$857
Unrealized gains	2	—	261	—
Realized gains/(losses) (1)	451	—	—	—
Purchases	24,316	—	—	—
Sales	(16,081)	—	—	—
Redemptions	(3)	—	(2,700)	(4)
Transfers:
Into Level 3	465	1,060	—	—
Out of Level 3	—	—	(470)	—
Net change	9,150	1,060	(2,909)	(4)
Balance at December 31, 2019	$9,326	$1,060	$14,427	$853

(1)	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the years ended December 31, 2020 and 2019, relating to Level 3 assets still held at December 31, 2020, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2020 and 2019, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,279,274	$2,279,274	$1,142,596	$1,142,596
Cash segregated for regulatory purposes	172,932	172,932	131,374	131,374
Securities purchased under agreements to resell	217,930	217,930	385,008	385,008
Financial instruments owned	694,028	694,028	972,932	972,932
Available-for-sale securities	2,230,297	2,230,297	3,254,737	3,254,737
Held-to-maturity securities	4,117,384	4,107,960	2,856,219	2,827,883
Bank loans	11,006,760	11,088,058	9,624,042	9,801,986
Loans held for sale	551,248	551,248	389,693	389,693
Investments	113,862	113,862	79,972	79,972
Derivative contracts (1)	—	—	1,086	1,086
Financial liabilities:
Securities sold under agreements to repurchase	$190,955	$190,955	$391,634	$391,634
Bank deposits	17,396,497	17,192,722	15,332,581	14,467,894
Financial instruments sold, but not yet purchased	437,978	437,978	662,852	662,852
Federal Home Loan Bank advances	—	—	250,000	250,000
Senior notes	1,112,409	1,265,669	1,017,010	1,069,425
Debentures to Stifel Financial Capital Trusts	60,000	41,071	60,000	45,847

(1)	Included in other assets in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,245,082	$2,245,082	$—	$—
Cash segregated for regulatory purposes	172,932	172,932	—	—
Securities purchased under agreements to resell	217,930	164,094	53,836	—
Held-to-maturity securities	4,107,960	—	3,943,944	164,016
Bank loans	11,088,058	—	11,088,058	—
Loans held for sale	551,248	—	551,248	—
Financial liabilities:
Securities sold under agreements to repurchase	$190,955	$—	$190,955	$—
Bank deposits	17,192,722	—	17,192,722	—
Senior notes	1,265,669	1,265,669	—	—
Debentures to Stifel Financial Capital Trusts	41,071	—	—	41,071

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,116,862	$1,116,862	$—	$—
Cash segregated for regulatory purposes	131,374	131,374	—	—
Securities purchased under agreements to resell	385,008	342,132	42,876	—
Held-to-maturity securities	2,827,883	—	2,666,773	161,110
Bank loans	9,801,986	—	9,801,986	—
Loans held for sale	389,693	—	389,693	—
Financial liabilities:
Securities sold under agreements to repurchase	$391,634	$22,205	$369,429	$—
Bank deposits	14,467,894	—	14,467,894	—
Federal Home Loan Bank advances	250,000	250,000	—	—
Senior notes	1,069,425	1,069,425	—	—
Debentures to Stifel Financial Capital Trusts	45,847	—	—	45,847

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2020 and 2019.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2020 and 2019 approximate fair value due to their short-term nature.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of collateralized loan obligation securities and student loan ARS. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2020 and 2019 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of interest-bearing deposits, including certificates of deposits, demand deposits, savings, and checking accounts, was calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

Federal Home Loan Bank Advances

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2020 and 2019, are as follows (in thousands):

	December 31,
	2020	2019
Financial instruments owned:
U.S. government securities	$46,900	$9,266
U.S. government agency securities	56,450	66,881
Agency mortgage-backed securities	216,434	388,856
Corporate securities:
Fixed income securities	194,575	250,783
Equity securities	67,593	64,009
State and municipal securities	96,150	137,211
Other (1)	15,926	55,926
	$694,028	$972,932
Financial instruments sold, but not yet purchased:
U.S. government securities	$91,974	$243,570
Agency mortgage-backed securities	141,227	231,909
Corporate securities:
Fixed income securities	162,626	140,100
Equity securities	30,848	32,047
Other (2)	11,303	15,226
	$437,978	$662,852
(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.
(2)	Includes sovereign debt, U.S. government agency securities, loans, and state and municipal securities.

At December 31, 2020 and 2019, financial instruments owned in the amount of $194.0 million and $511.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$4,293	$68	$—	$4,361
State and municipal securities	2,395	58	—	2,453
Mortgage-backed securities:
Agency	777,025	16,401	(16)	793,410
Commercial	91,237	4,376	—	95,613
Non-agency	4,550	28	(9)	4,569
Corporate fixed income securities	604,662	27,096	—	631,758
Asset-backed securities	700,177	3,522	(5,566)	698,133
	$2,184,339	$51,549	$(5,591)	$2,230,297
Held-to-maturity securities (2)
Asset-backed securities	$4,117,384	$8,111	$(17,535)	$4,107,960

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$5,028	$39	$—	$5,067
State and municipal securities	24,198	99	—	24,297
Mortgage-backed securities:
Agency	840,659	3,070	(5,851)	837,878
Commercial	109,982	269	(714)	109,537
Non-agency	9,731	50	(23)	9,758
Corporate fixed income securities	664,028	11,283	—	675,311
Asset-backed securities	1,600,415	679	(8,205)	1,592,889
	$3,254,041	$15,489	$(14,793)	$3,254,737
Held-to-maturity securities (2)
Asset-backed securities	2,856,219	5,960	(34,296)	2,827,883

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income/(loss).
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 2 – Summary of Significant Accounting Policies. At December 31, 2020, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at December 31, 2020, was $26.0 million and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

For the year ended December 31, 2020, we received proceeds of $491.9 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.5 million. For the year ended December 31, 2019, we received proceeds of $641.8 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.3 million. For the year ended December 31, 2018, we received proceeds of $372.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $3.9 million.

During the year ended December 31, 2020, the Company transferred $1.0 billion of certain asset-backed securities from the available-for-sale category to held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. There were no gains or losses recognized as a result of these transfers.

During the year ended December 31, 2019, the Company transferred certain asset-backed securities from the held-to-maturity category to available-for sale. At the date of transfer, the securities reclassified had a fair value of $1.1 billion and resulted in a net of tax increase to other comprehensive income of $17.9 million.

During the years ended December 31, 2020 and 2019, unrealized gains, net of deferred taxes, of $33.1 million and $42.4 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition. During the year ended December 31, 2018, unrealized losses, net of deferred taxes, of $36.3 million were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$143,462	$144,362	$6,861	$6,871
After one year through three years	134,040	137,625	229,184	229,760
After three years through five years	247,907	266,139	422,236	429,909
After five years through ten years	429,921	435,111	409,664	411,680
After ten years	1,229,009	1,247,060	2,186,096	2,176,517
	$2,184,339	$2,230,297	$3,254,041	$3,254,737
Held-to-maturity securities
After three years through five years	17,460	17,460	—	—
After five years through ten years	1,932,439	1,926,425	598,250	597,166
After ten years	2,167,485	2,164,075	2,257,969	2,230,717
	$4,117,384	$4,107,960	$2,856,219	$2,827,883

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2020, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$2,518	$1,843	$—	$—	$4,361
State and municipal securities	—	—	2,453	—	2,453
Mortgage-backed securities:
Agency	3	355	86,324	706,728	793,410
Commercial	16,602	16	—	78,995	95,613
Non-agency	3,841	—	—	728	4,569
Corporate fixed income securities	121,398	401,550	108,810	—	631,758
Asset-backed securities	—	—	237,524	460,609	698,133
	$144,362	$403,764	$435,111	$1,247,060	$2,230,297
Held-to-maturity securities
Asset-backed securities	$—	$17,460	$1,932,439	$2,167,485	$4,117,384

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2020 and 2019, securities of $368.4 million and $801.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2020 and 2019, securities of $1.4 billion and $816.1 million, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Mortgage-backed securities:
Agency	$(16)	$10,254	$—	$—	$(16)	$10,254
Non-agency	—	—	(9)	728	(9)	728
Asset-backed securities	(2,132)	155,011	(3,434)	358,154	(5,566)	513,165
	$(2,148)	$165,265	$(3,443)	$358,882	$(5,591)	$524,147

At December 31, 2020, the amortized cost of 40 securities classified as available for sale exceeded their fair value by $5.6 million, of which $3.4 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2020, was $524.1 million, which was 23.5% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at December 31, 2020 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,141,171	$2,958,169	$15,500	$2,544	$4,117,384

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2020 and 2019 (in thousands, except percentages):

	December 31, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
Commercial and industrial	$4,296,089	38.5%	$3,438,953	35.3%
Residential real estate	3,956,670	35.4	3,309,548	33.9
Securities-based loans	1,933,974	17.3	2,098,211	21.5
Construction and land	501,681	4.5	398,839	4.1
Commercial real estate	366,485	3.3	428,549	4.4
Home equity lines of credit	75,507	0.7	51,205	0.5
Other	40,407	0.3	27,311	0.3
Gross bank loans	11,170,813	100.0%	9,752,616	100.0%
Unamortized loan discount, net	(1,822)		(6,588)
Loans in process	(48,222)		(27,717)
Unamortized loan fees, net	(1,980)		1,310
Allowance for loan losses	(112,029)		(95,579)
Loans held for investment, net	$11,006,760		$9,624,042

At December 31, 2020 and 2019, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $23.6 million and $24.5 million, respectively.

At December 31, 2020 and 2019, we had loans held for sale of $551.2 million and $389.7 million, respectively. For the years ended December 31, 2020, 2019, and 2018, we recognized gains, included in other income in the consolidated statements of operations, of $41.2 million, $13.1 million, and $8.2 million, respectively, from the sale of originated loans, net of fees and costs.

At December 31, 2020 and 2019, loans, primarily consisting of residential and commercial real estate loans of $3.8 billion and $3.1 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at December 31, 2020, was $20.8 million and is reported in other assets on the consolidated statement of financial condition.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019 (in thousands).

	Year Ended December 31, 2020
	Beginning Balance	CECL Adoption	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$17,341	$(153)	$25	$67,222
Construction and land	4,613	2,674	9,988	—	—	17,275
Residential real estate	14,253	3,499	(1,452)	—	—	16,300
Commercial real estate	3,564	791	4,225	—	—	8,580
Securities-based loans	2,361	1,346	(1,692)	—	—	2,015
Home equity lines of credit	442	39	(195)	—	88	374
Other	397	(145)	49	(40)	2	263
	$95,579	$(11,736)	$28,264	$(193)	$115	$112,029

	Year Ended December 31, 2019
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$68,367	$1,821	$(239)	$—	$69,949
Residential real estate	11,228	2,974	(41)	92	14,253
Construction and land	1,241	3,372	—	—	4,613
Commercial real estate	1,778	1,786	—	—	3,564
Securities-based loans	1,978	383	—	—	2,361
Home equity lines of credit	310	129	—	3	442
Other	931	(488)	(106)	60	397
	$85,833	$9,977	$(386)	$155	$95,579

On January 1, 2020, we adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in our company’s relevant financial assets. Upon adoption of the new accounting standard, we recorded a $10.4 million increase in the allowance for credit losses on January 1, 2020, which was comprised of a net increase to the allowance for loan losses and an adjustment to the reserve for unfunded lending commitments. During the year ended December 31, 2020, we recorded $28.3 million of net credit loss reserves reflecting the impact of change in our company’s outlook on estimated lifetime expected credit losses under the CECL standard due to the COVID-19 pandemic. For more information on our company’s credit loss accounting policies, including the allowance for credit losses, see Note 2 - Summary of Significant Accounting Policies.

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2020 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$59,064	$67,222	$12,251	$4,283,838	$4,296,089
Residential real estate	24	16,276	16,300	1,407	3,955,263	3,956,670
Securities-based loans	—	2,015	2,015	—	1,933,974	1,933,974
Construction and land	—	17,275	17,275	—	501,681	501,681
Commercial real estate	—	8,580	8,580	144	366,341	366,485
Home equity lines of credit	—	374	374	—	75,507	75,507
Other	—	263	263	—	40,407	40,407
	$8,182	$103,847	$112,029	$13,802	$11,157,011	$11,170,813

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2019 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and industrial	$8,158	$61,791	$69,949	$12,991	$3,425,962	$3,438,953
Residential real estate	24	14,229	14,253	1,412	3,308,136	3,309,548
Securities-based loans	—	2,361	2,361	—	2,098,211	2,098,211
Commercial real estate	—	3,564	3,564	—	428,549	428,549
Construction and land	—	4,613	4,613	—	398,839	398,839
Home equity lines of credit	—	442	442	184	51,021	51,205
Other	—	397	397	—	27,311	27,311
	$8,182	$87,397	$95,579	$14,587	$9,738,029	$9,752,616

At December 31, 2020, we had $13.8 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2020, was $8.2 million. At December 31, 2019, we had $14.6 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2019, was $8.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2020 and 2019, were insignificant to the consolidated financial statements.

In March 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provided optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs). Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of the coronavirus (COVID-19) pandemic granted to borrowers that were current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020 through December 31, 2020.

In December 2020, the U.S. federal government enacted the Consolidated Appropriations Act of 2021, which provided additional COVID-19 relief to American families and business, including extending TDR relief under the CARES Act until the earlier of December 31, 2021, or 60 days following the termination of the national emergency. We elected to apply the TDR relief provided by the CARES Act in the second quarter of 2020.

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2020 and 2019, including the average recorded investment balance (in thousands):

	December 31, 2020
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,251	$14	$12,237	$12,251	$8,158	$12,954
Residential real estate	1,407	1,249	158	1,407	24	1,410
Commercial real estate	144	144	—	144	—	145
Other	150	—	—	—	—	—
Total	$13,952	$1,407	$12,395	$13,802	$8,182	$14,509

	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,991	$51	$12,940	$12,991	$8,158	$14,172
Residential real estate	1,412	1,412	—	1,412	24	1,231
Home equity lines of credit	184	184	—	184	—	184
Other	150	—	—	—	—	—
Total	$14,737	$1,647	$12,940	$14,587	$8,182	$15,587

The following tables present the aging of the recorded investment in past due loans at December 31, 2020 and 2019, by portfolio segment (in thousands):

	December 31, 2020
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$14	$12,237	$12,251	$4,283,838	4,296,089
Residential real estate	4,554	1,249	5,803	3,950,867	3,956,670
Securities-based loans	—	—	—	1,933,974	1,933,974
Construction and land	—	—	—	501,681	501,681
Commercial real estate	—	144	144	366,341	366,485
Home equity lines of credit	12	—	12	75,495	75,507
Other	31	—	31	40,376	40,407
Total	$4,611	$13,630	$18,241	$11,152,572	$11,170,813

	December 31, 2020 *
	Non-accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$12,251	$—	$—	$12,251
Residential real estate	—	158	1,249	1,407
Commercial real estate	144	—	—	144
Total	$12,395	$158	$1,249	$13,802

* There were no loans past due 90 days and still accruing interest at December 31, 2020.

	December 31, 2019
	30 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$12,940	$12,940	$3,426,013	3,438,953
Residential real estate	10,476	1,249	11,725	3,297,823	3,309,548
Securities-based loans	—	—	—	2,098,211	2,098,211
Commercial real estate	—	—	—	428,549	428,549
Construction and land	—	—	—	398,839	398,839
Home equity lines of credit	83	184	267	50,938	51,205
Other	5	—	5	27,306	27,311
Total	$10,564	$14,373	$24,937	$9,727,679	$9,752,616

	December 31, 2019 *
	Non-accrual	Restructured	Total
Commercial and industrial	$12,940	$—	$12,940
Residential real estate	1,249	163	1,412
Home equity lines of credit	184	—	184
Total	$14,373	$163	$14,536

* There were no loans past due 90 days and still accruing interest at December 31, 2019.

Credit quality indicators

As of December 31, 2020, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (non-accrual status), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2020 and 2019, 98.8% and 98.3% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. Our company uses the following definitions for risk ratings:

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

Other. Other loans includes consumer and credit card lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,995,351	$105,759	$182,728	$12,251	$4,296,089
Residential real estate	3,955,421	—	—	1,249	3,956,670
Securities-based loans	1,933,974	—	—	—	1,933,974
Construction and land	467,441	14,240	20,000	—	501,681
Commercial real estate	356,008	10,333	—	144	366,485
Home equity lines of credit	75,507	—	—	—	75,507
Other	40,407	—	—	—	40,407
Total	$10,824,109	$130,332	$202,728	$13,644	$11,170,813

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,365,800	$48,241	$11,972	$12,940	$3,438,953
Residential real estate	3,307,719	417	1,412	—	3,309,548
Securities-based loans	2,098,211	—	—	—	2,098,211
Commercial real estate	427,963	586	—	—	428,549
Construction and land	398,839	—	—	—	398,839
Home equity lines of credit	51,021	—	184	—	51,205
Other	27,311	—	—	—	27,311
Total	$9,676,864	$49,244	$13,568	$12,940	$9,752,616

	Term Loans Amortized Cost Basis by Origination Year – December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$828,098	$519,723	$743,440	$332,986	$204,369	$297,288	$1,069,447	$3,995,351
Special Mention	500	239	35,602	57,708	—	4,200	7,510	105,759
Substandard	19,395	34,772	65,801	48,647	7,777	—	6,336	182,728
Doubtful	—	—	—	12,237	—	14	—	12,251
	$847,993	$554,734	$844,843	$451,578	$212,146	$301,502	$1,083,293	$4,296,089
Residential real estate:
Pass	$1,600,107	$896,190	$375,252	$302,524	$272,101	$509,247	$—	$3,955,421
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	149	—	1,100	—	1,249
	$1,600,107	$896,190	$375,252	$302,673	$272,101	$510,347	$—	$3,956,670
Securities-based loans:
Pass	$25,563	$104,011	$294	$140	$300	$16,716	$1,786,950	$1,933,974
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$25,563	$104,011	$294	$140	$300	$16,716	$1,786,950	$1,933,974
Construction and land:
Pass	$68,392	$206,085	$119,416	$61,289	$6,450	$1,355	$4,454	$467,441
Special Mention	—	—	14,240	—	—	—	—	14,240
Substandard	—	—	20,000	—	—	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$68,392	$206,085	$153,656	$61,289	$6,450	$1,355	$4,454	$501,681
Commercial real estate:
Pass	$77,792	$151,805	$38,744	$45,275	$4,007	$37,903	$482	$356,008
Special Mention	—	—	—	—	10,333	—	—	10,333
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	144	—	—	—	—	144
	$77,792	$151,805	$38,888	$45,275	$14,340	$37,903	$482	$366,485
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$75,507	$75,507
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$75,507	$75,507
Other:
Pass	$—	$—	$5	$—	$503	$197	$39,702	$40,407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$5	$—	$503	$197	$39,702	$40,407

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Office equipment	$323,841	$288,975
Leasehold improvements	105,187	120,570
Building	62,803	58,804
Aircraft engine operating leases	—	206,315
	491,831	674,664
Accumulated depreciation and amortization	(323,916)	(292,499)
	$167,915	$382,165

For the years ended December 31, 2020, 2019, and 2018, depreciation and amortization totaled $40.9 million, $38.4 million, and $27.9 million, respectively.

As of December 31, 2019, the Company had a total lease portfolio of 14 aircraft engines with a net book value of $200.4 million. Lease income, included in other income in the consolidated statements of operations, was $20.9 million for year ended December 31, 2019.

During the year ended December 31, 2020, Stifel Bancorp’s equity in North Shore was redeemed. As a result, we deconsolidated the related assets, liabilities, and non-controlling interests of North Shore. For more information, see Note 1 – Nature of Operations and Basis of Presentation.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2019	Net Adjustments	Sale of ZCM	December 31, 2020
Goodwill
Global Wealth Management	$344,981	$—	$(9,972)	$335,009
Institutional Group	849,093	(2,104)	—	846,989
	$1,194,074	$(2,104)	$(9,972)	$1,181,998

	December 31, 2019	Adjustments/ Sale of ZCM	Amortization	December 31, 2020
Intangible assets
Global Wealth Management	$53,279	$(1,532)	$(7,076)	$44,671
Institutional Group	108,494	363	(12,544)	96,313
	$161,773	$(1,169)	$(19,620)	$140,984

The adjustments to goodwill and intangible assets during the year ended December 31, 2020, are primarily attributable to the sale of ZCM, and the acquisitions of Mooreland Partners on July 1, 2019, B&F Capital Markets on September 3, 2019, MainFirst Bank on November 1, 2019, and GMP Capital, Inc. on December 6, 2019. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

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

Amortizable intangible assets consist of acquired customer relationships, trade names, non-compete agreements, core deposits, investment banking backlog, and acquired technology that are amortized over their contractual or determined useful lives. Intangible assets as of December 31, 2020 and 2019, were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$202,342	$85,152	$207,253	$75,987
Trade names	28,659	15,660	28,659	13,649
Non-compete agreements	9,240	4,229	9,490	2,828
Core deposits	8,615	4,809	8,615	2,985
Investment banking backlog	4,245	2,734	4,245	1,787
Acquired technology	840	373	840	93
	$253,941	$112,957	$259,102	$97,329

Amortization expense related to intangible assets was $19.6 million, $16.0 million, and $12.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at December 31, 2020, are: customer relationships, 10.5 years; trade name, 9.3 years; non-compete agreements, 6.1 years; core deposits, 3.5 years; investment banking backlog, 8.1 years; and acquired technology, 1.7 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2020, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2021	$17,806
2022	16,454
2023	14,601
2024	13,886
2025	11,826
Thereafter	64,293
$138,866

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

Our uncommitted secured lines of credit at December 31, 2020, totaled $1.0 billion with five banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $490.0 million during the year ended December 31, 2020. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2020, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the year ended December 31, 2020, was 1.30%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2020, there were no Federal Home Loan advances.

Our committed bank line financing at December 31, 2020, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At December 31, 2020, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2021 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300.0 million at variable rates of interest. At December 31, 2020, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	—
5.20% senior notes, due 2047 (3)	225,000	225,000
3.50% senior notes, due 2020 (4)	—	300,000
	1,125,000	1,025,000
Debt issuance costs, net	(12,591)	(7,990)
Senior notes, net	$1,112,409	$1,017,010

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

(4)

In December 2015, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 3.50% senior notes due December 2020. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. These notes matured in December 2020.

Our senior notes mature as follows, based upon contractual terms (in thousands):

2021	$—
2022	—
2023	—
2024	500,000
2025	—
Thereafter	625,000
$1,125,000

NOTE 13 – Bank Deposits

Deposits consist of interest-bearing-demand deposits (primarily money market and savings accounts), non-interest-bearing demand deposits, and certificates of deposit. Deposits at December 31, 2020 and 2019, were as follows (in thousands):

	December 31,
	2020	2019
Demand deposits (interest-bearing)	$16,886,953	$14,643,966
Demand deposits (non-interest-bearing)	411,890	165,657
Certificates of deposit	97,654	522,958
	$17,396,497	$15,332,581

The weighted-average interest rate on deposits was 0.09% and 0.64% at December 31, 2020 and 2019, respectively.

Scheduled maturities of certificates of deposit at December 31, 2020 and 2019, were as follows (in thousands):

	December 31,
	2020	2019
Certificates of deposit, less than $100,000:
Within one year	$2,719	$5,305
One to three years	409	360
Three to five years	254	13
	$3,382	$5,678
Certificates of deposit, $100,000 and greater:
Within one year	$63,650	$441,341
One to three years	30,622	68,855
Three to five years	—	7,084
	94,272	517,280
	$97,654	$522,958

At December 31, 2020 and 2019, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of $6.7 million and $6.7 million, respectively. Brokerage customers’ deposits were $16.0 billion and $13.9 billion, respectively.

NOTE 14 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	5,000
	$60,000	$60,000

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

NOTE 15 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2020 and 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Available collateral	Net Amount
As of December 31, 2020:
Securities borrowing (1)	$313,131	$—	$313,131	$(46,183)	$(244,578)	$22,370
Reverse repurchase agreements (2)	217,930	—	217,930	(17,992)	(199,110)	828
	$531,061	$—	$531,061	$(64,175)	$(443,688)	$23,198
As of December 31, 2019:
Securities borrowing (1)	$135,373	$—	$135,373	$(52,319)	$(74,760)	$8,294
Reverse repurchase agreements (2)	385,008	—	385,008	(59,892)	(325,096)	20
Cash flow interest rate contracts	1,086	—	1,086	—	—	1,086
	$521,467	$—	$521,467	$(112,211)	$(399,856)	$9,400

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $217.3 million and $385.3 million at December 31, 2020 and 2019, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2020 and 2019 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Amounts available for offset	Collateral Pledged	Net Amount
As of December 31, 2020:
Securities lending (3)	$(145,124)	$—	$(145,124)	$46,183	$98,925	$(16)
Repurchase agreements (4)	(190,955)	—	(190,955)	17,992	172,963	—
	$(336,079)	$—	$(336,079)	$64,175	$271,888	$(16)
As of December 31, 2019:
Securities lending (3)	$(608,333)	$—	$(608,333)	$52,319	$555,782	$(232)
Repurchase agreements (4)	(391,634)	—	(391,634)	59,892	331,742	—
	$(999,967)	$—	$(999,967)	$112,211	$887,524	$(232)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counter party includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $200.2 million and $407.3 million at December 31, 2020 and 2019, respectively.

NOTE 16 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2020, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of December 31, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments was $141.2 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2020 and 2019, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

Karegnondi Water Authority

Stifel has been named as a defendant in a United States District Court, Eastern District of Michigan, Southern Division, litigation in connection with the underwriting of bonds to finance the Karegnondi Water Authority (“KWA”) pipeline, a new water pipeline intended to serve Flint, Michigan, and surrounding areas. The lawsuit is filed against JP Morgan Chase, as senior manager, and Stifel and Wells Fargo, as co-managers, who underwrote the bonds for the KWA in 2014. The complaint alleges novel claims against the underwriter defendants, including conspiracy and professional negligence. We intend to defend vigorously against the allegations.

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

At December 31, 2020, Stifel had net capital of $487.7 million, which was 40.0% of aggregate debit items and $463.3 million in excess of its minimum required net capital. At December 31, 2020, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2020, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At December 31, 2020, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of December 31, 2020, are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$2,391,296	16.5%	$652,042	4.5%	$941,839	6.5%
Tier 1 capital	2,926,296	20.2%	869,390	6.0%	1,159,186	8.0%
Total capital	3,080,234	21.3%	1,159,186	8.0%	1,448,983	10.0%
Tier 1 leverage	2,926,296	11.9%	984,215	4.0%	1,230,269	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,029,659	11.4%	$404,757	4.5%	$584,648	6.5%
Tier 1 capital	1,029,659	11.4%	539,675	6.0%	719,567	8.0%
Total capital	1,142,093	12.7%	719,567	8.0%	899,459	10.0%
Tier 1 leverage	1,029,659	7.1%	576,387	4.0%	720,483	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$209,795	16.5%	$57,122	4.5%	$82,510	6.5%
Tier 1 capital	209,795	16.5%	76,163	6.0%	101,550	8.0%
Total capital	224,281	17.7%	101,550	8.0%	126,938	10.0%
Tier 1 leverage	209,795	7.3%	114,655	4.0%	143,319	5.0%

NOTE 19 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At December 31, 2020 and 2019, operating lease right-of-use assets were $793.2 million and $725.8 million, respectively, and included in fixed assets, net in the consolidated statements of financial condition, and lease liabilities were $839.8 million and $766.0 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$102,595	$90,354
Short-term lease cost	502	1,479
Variable lease cost	68	79
Sublease income	(3,894)	(4,761)
Net lease cost	$99,271	$87,151

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the year ended December 31, 2020 (in thousands):

Operating lease cash flows	$89,122
Right-of-use assets obtained in exchange for new operating lease liabilities	$215,662
Weighted average remaining lease term	12.3 years
Weighted average discount rate	4.23%

In the table above, the weighted-average discount rate represents our company’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of the new lease standard and at the lease inception date for leases entered into subsequent to the adoption of ASU 2016-02.

The table below presents information about operating lease liabilities as of December 31, 2020, (in thousands, except percentages):

2021	$93,544
2022	96,278
2023	95,359
2024	94,249
2025	93,040
Thereafter	611,933
Total undiscounted lease payments	1,084,403
Imputed interest	(244,597)
Total operating lease liabilities	$839,806

NOTE 20 – Revenues From Contracts With Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenues from contracts with customers:
Commissions	$760,627	$667,494
Investment banking	952,308	817,421
Asset management and service fees	917,424	848,035
Other	48,529	19,287
Total revenue from contracts with customers	2,678,888	2,352,237
Other sources of revenue:
Interest	523,832	724,882
Principal transactions	588,303	404,751
Other	26,816	33,091
Total revenues	$3,817,839	$3,514,961

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$513,247	$247,380	$—	$760,627
Capital raising (1)	36,005	488,152	—	524,157
Advisory fees (1)	19	428,132	—	428,151
Investment banking	36,024	916,284	—	952,308
Asset management	917,353	71	—	917,424
Other	45,438	—	3,091	48,529
Total	1,512,062	1,163,735	3,091	2,678,888
Primary Geographic Region:
United States	1,512,062	940,272	3,091	2,455,425
United Kingdom	—	143,960	—	143,960
Other	—	79,503	—	79,503
	$1,512,062	$1,163,735	$3,091	$2,678,888

(1) Excludes revenues not derived from contracts with customers in the Other segment.

	Year Ended December 31, 2019
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$477,401	$190,093	$—	$667,494
Capital raising	37,915	331,527	—	369,442
Advisory fees	—	447,979	—	447,979
Investment banking	37,915	779,506	—	817,421
Asset management	847,977	58	—	848,035
Other	16,437	—	2,850	19,287
Total	1,379,730	969,657	2,850	2,352,237
Primary Geographic Region:
United States	1,379,730	822,758	2,850	2,205,338
United Kingdom	—	135,529	—	135,529
Other	—	11,370	—	11,370
	$1,379,730	$969,657	$2,850	$2,352,237

See Note 25 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2020.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $148.6 million and $151.3 million at December 31, 2020 and December 31, 2019, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2020.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2020 and December 31, 2019, was $12.1 million and $11.3 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans held for investment, net	$331,813	$379,848	$300,541
Investment securities	149,915	231,021	252,200
Margin balances	28,155	52,008	49,515
Financial instruments owned	12,594	23,528	21,407
Other	1,355	38,477	22,786
	$523,832	$724,882	$646,449
Interest expense:
Senior notes	$54,063	$44,507	$44,610
Bank deposits	14,550	95,813	82,256
Federal Home Loan Bank advances	3,667	7,872	15,173
Other	(6,502)	29,739	28,037
	$65,778	$177,931	$170,076

NOTE 22 – Employee Incentive, Deferred Compensation, and Retirement Plans

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 9.8 million shares at December 31, 2020.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $156.2 million, $135.5 million, and $111.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The tax benefit related to stock-based compensation was $25.9 million, $11.9 million, and $4.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Deferred Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to two years.

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on our company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At December 31, 2020, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 20.9 million, of which 17.9 million were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2020, is presented below (in thousands, except weighted-average fair value):

		Weighted-average grant date fair value
Unvested December 31, 2019	20,203	$31.89
Granted	3,683	34.67
Vested	(5,464)	27.69
Cancelled	(493)	36.33
Unvested December 31, 2020	17,929	$33.61

At December 31, 2020, there was approximately $491.1 million of unrecognized compensation cost for deferred awards, which is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2020, was $151.3 million.

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

Additionally, the Plan allows Stifel financial advisors who achieve certain levels of production a contribution of a certain percentage of their gross commissions. As stipulated by the Plan, the financial advisors have a contribution of 5% of their gross commissions. The contribution is split between company restricted stock units and debentures. They have the option to defer an additional 1% of gross commissions into company stock units.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $13.9 million, $13.4 million, and $12.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2020 and 2019, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $191.0 million and $391.6 million, respectively.

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

Derivatives’ notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market or fair value of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable. As of December 31, 2020, derivative balances were immaterial.

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

At December 31, 2020 and 2019, Stifel Bancorp had outstanding commitments to originate loans aggregating $889.0 million and $384.5 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2020, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2020 and 2019, Stifel Bancorp had outstanding letters of credit totaling $31.8 million and $38.3 million, respectively. A majority of the standby letters of credit commitments at December 31, 2020, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2020 and 2019, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $2.5 billion and $1.5 billion, respectively.

Effective January 1, 2020, we adopted the new accounting standard for credit losses that requires evaluation of our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 2 – Summary of Significant Accounting Policies. Upon the adoption of the new accounting standard, we recorded a reserve for unfunded commitments of $20.4 million, which is included in accounts payable and accrued expenses in the consolidated statements of financial condition. At December 31, 2020, the expected credit losses for unfunded lending commitments was $23.3 million.

NOTE 24 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current taxes:
Federal	$143,859	$123,802	$89,971
State	42,705	30,464	36,070
Foreign	(236)	1,684	99
	186,328	155,950	126,140
Deferred taxes:
Federal	(31,019)	(7,027)	11,932
State	(5,803)	4,266	2,267
Foreign	(1,818)	(4,037)	55
	(38,640)	(6,798)	14,254
Provision for income taxes	$147,688	$149,152	$140,394

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Statutory rate	$136,744	$125,485	$112,215
State income taxes, net of federal income tax	27,934	28,333	30,762
Change in uncertain tax position	666	2,661	(617)
Foreign tax rate difference	(2,032)	(629)	(318)
Excess tax benefit from stock-based compensation	(21,605)	(9,670)	(3,700)
Revaluation of deferred tax assets	—	—	(3,006)
Other, net	5,981	2,972	5,058
	$147,688	$149,152	$140,394

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Lease liabilities	$211,524	$181,607
Deferred compensation	79,068	80,389
Accrued expenses	73,835	26,166
Receivable reserves	41,963	33,199
Net operating loss carryforwards	32,727	28,781
Other	3,311	3,210
Total deferred tax assets	442,428	353,352
Valuation allowance	(11,740)	(5,042)
	430,688	348,310
Deferred tax liabilities:
Lease ROU asset	(210,670)	(180,598)
Goodwill and other intangibles	(51,189)	(46,625)
Depreciation	(15,371)	(7,231)
Unrealized gain on investments	(11,585)	(5,619)
Prepaid expenses	(5,396)	(3,857)
	(294,211)	(243,930)
Net deferred tax asset	$136,477	$104,380

Our net deferred tax asset at December 31, 2020, includes net operating loss carryforwards of $226.2 million that expire between 2024 and 2040. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $6.7 million.

We believe the realization of the remaining net deferred tax asset of $136.5 million is more likely than not based on the ability to carry back losses against prior year taxable income for tax years before 2021 and carry forward net operating losses indefinitely after 2021, and expectations of future taxable income, which is supported by a history of cumulative income.

The current tax payable, included in accounts payable and accrued expenses, is $38.2 million and $15.0 million as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company did not have a tax receivable.

As of December 31, 2020, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2020 and 2019, we had $4.0 million and $3.4 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2020 and 2019, we had accrued interest and penalties of $0.4 million and $0.2 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2018 to December 31, 2020 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$3,387	$312	$3,180
Increase related to prior year tax positions	977	2,173	4
Decrease related to prior year tax positions	(11)	(54)	(33)
Increase related to current year tax positions	790	956	191
Decrease related to settlements with taxing authorities	(1,181)	—	(3,030)
Ending balance	$3,962	$3,387	$312

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

Information concerning operations in these segments of business for the years ended December 31, 2020, 2019, and 2018, is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net revenues: (1)
Global Wealth Management	$2,190,826	$2,130,559	$1,990,319
Institutional Group	1,583,147	1,214,017	1,055,495
Other	(21,912)	(7,546)	(20,933)
	$3,752,061	$3,337,030	$3,024,881
Income/(loss) before income taxes:
Global Wealth Management	$725,884	$785,960	$737,003
Institutional Group	325,285	175,670	157,051
Other	(400,009)	(362,492)	(359,692)
	$651,160	$599,138	$534,362

(1)	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2020, 2019, and 2018.

The following table presents our company’s total assets on a segment basis at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Global Wealth Management	$21,743,202	$20,675,580
Institutional Group	3,733,661	3,668,723
Other	1,127,391	265,922
	$26,604,254	$24,610,225

We have operations in the United States, United Kingdom, Europe, and Canada. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2020, 2019, and 2018, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$3,460,930	$3,154,285	$2,855,955
United Kingdom	197,859	163,552	156,557
Other	93,272	19,193	12,369
	$3,752,061	$3,337,030	$3,024,881

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income applicable to Stifel Financial Corp.	$503,472	$448,396	$393,968
Preferred dividends	27,261	17,319	9,375
Net income available to common shareholders	$476,211	$431,077	$384,593
Shares for basic and diluted calculation:
Average shares used in basic computation	106,174	107,997	107,679
Dilutive effect of stock options and units (1)	8,399	9,881	14,303
Average shares used in diluted computation	114,573	117,878	121,982
Earnings per common share:
Basic	$4.49	$3.99	$3.57
Diluted	$4.16	$3.66	$3.15

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2020, 2019, and 2018, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2020, we declared and paid cash dividends of $0.45 per common share. During the year ended December 31, 2019, we declared and paid cash dividends of $0.40 per common share. During the year ended December 31, 2018, we declared and paid cash dividends of $0.32 per common share.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2020, the maximum number of shares that may yet be purchased under this plan was 13.3 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2020, we repurchased $58.3 million or 1.7 million shares using existing Board authorizations at an average price of $33.35 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2019, we repurchased $215.4 million or 5.9 million shares using existing Board authorizations at an average price of $36.63 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the years ended December 31, 2020 and 2019, we issued 1.6 million and 1.4 million shares, respectively, of common stock from treasury primarily as a result of vesting and exercise transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $295.6 million at December 31, 2020. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2020, 2019, and 2018. In addition, our direct investment interest in these entities is insignificant at December 31, 2020 and 2019.

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

NOTE 30 – Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2020
($ in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$776,214	$780,533	$782,711	$954,549
Interest revenue	161,177	128,368	114,411	119,876
Total revenues	937,391	908,901	897,122	1,074,425
Interest expense	24,357	13,084	13,822	14,515
Net revenues	913,034	895,817	883,300	1,059,910
Total non-interest expenses	797,928	752,857	724,907	825,209
Income before income tax expense	115,106	142,960	158,393	234,701
Provision for income taxes	28,517	35,073	37,866	46,232
Net income	86,589	107,887	120,527	188,469
Preferred dividends	4,844	4,843	9,897	7,677
Net income available to common shareholders	$81,745	$103,044	$110,630	$180,792

Earnings per common share:
Basic	$0.76	$0.97	$1.04	$1.70
Diluted	$0.71	$0.92	$0.97	$1.55

Cash dividends declared per common share	$0.11	$0.11	$0.11	$0.11

Weighted-average number of common shares outstanding:
Basic	106,929	105,791	105,941	106,041
Diluted	114,929	111,581	113,775	116,828

	Year Ended December 31, 2019
($ in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$628,797	$665,738	$686,932	$808,612
Interest revenue	191,071	187,940	178,784	167,087
Total revenues	819,868	853,678	865,716	975,699
Interest expense	49,448	52,891	44,144	31,448
Net revenues	770,420	800,787	821,572	944,251
Total non-interest expenses	632,611	652,805	670,818	781,658
Income before income tax expense	137,809	147,982	150,754	162,593
Provision for income taxes	38,370	38,225	40,632	31,925
Net income	99,439	109,757	110,122	130,668
Net income/(loss) applicable to non-controlling interests	232	672	708	(22)
Net income applicable to Stifel Financial Corp.	99,207	109,085	109,414	130,690
Preferred dividends	2,344	5,288	4,844	4,843
Net income available to common shareholders	$96,863	$103,797	$104,570	$125,847

Earnings per common share:
Basic	$0.90	$0.95	$0.98	$1.19
Diluted	$0.82	$0.88	$0.89	$1.08

Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10

Weighted-average number of common shares outstanding:
Basic	107,550	108,779	106,796	105,705
Diluted	118,815	118,619	117,216	116,720

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2020, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes, and our report dated February 19, 2021, expressed an unqualified opinion thereon.

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

February 19, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2021 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2020, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	20,307,749	$34.46	9,840,775
Equity compensation plans not approved by the shareholders	—	—	—
	20,307,749	$34.46	9,840,775

As of December 31, 2020, the total number of securities to be issued upon exercise of options and units consisted of 20,307,749 units. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2020, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 9,840,775 shares under the 2001 Incentive Stock Plan (2018 Restatement).

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

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2020

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

3.8	Certificate of Designations of 6.125% Preferred Stock, Series C, incorporated by reference to Exhibit 7 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.1	Deposit Agreement dated July 15, 2016, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.2	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.3	Deposit Agreement dated February 28, 2019, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.4	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.5	Deposit Agreement, dated May 19, 2020, incorporated by reference to Exhibit 8 of Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.6

Form of depositary receipt representing the Depositary Shares (included as Exhibit A to the Deposit Agreement dated May 19, 2020), incorporated by reference to Exhibit 4.3 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.

4.8

Indenture, dated as of January 23, 2012, between Stifel Financial Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed with the SEC on January 23, 2012).

4.9

Third Supplemental Indenture dated as of July 18, 2014, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed with the SEC on July 18, 2014.

4.10	Form of 4.25 % Senior Note due 2024 (included as Exhibit A to Exhibit 4.9).

4.11

Fifth Supplemental Indenture dated as of October 4, 2017, between Stifel Financial Corp. and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed with the SEC on October 4, 2017.

Exhibit No.	Description
4.12	Form of 5.20% Senior Note due 2047 (included as Exhibit A to Exhibit 4.11).

4.13

Sixth Supplemental Indenture, dated as of May 20, 2020, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed with the SEC on May 20, 2020.

4.14	Form of 4.000% Senior Note due 2030 (included as Exhibit A to Exhibit 4.13).

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

10.23	Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on May 15, 2020.*
10.24	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-100414) filed October 8, 2002. *

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

11	Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

32.2	Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

Exhibit No.	Description

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2021.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2021.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Marischen	Chief Financial Officer (Principal Financial and Accounting Officer)
James M. Marischen

/s/ Adam T. Berlew	Director
Adam T. Berlew
/s/ Kathleen Brown	Director
Kathleen Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Daniel J. Ludeman	Director
Daniel J. Ludeman
/s/ Maura A. Markus	Director
Maura A. Markus

/s/ James M. Oates	Director
James M. Oates

/s/ David A. Peacock	Director
David A. Peacock

/s/ Thomas W. Weisel	Director
Thomas W. Weisel

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman