Form 10-Q
period 2021-03-31
STIFEL FINANCIAL CORP
filed 2021-05-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - May 3, 2021
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	105,090,273
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF-PA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Statements of Financial Condition as of March 31, 2021 (unaudited) and December 31, 2020	3
Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020 (unaudited)	5

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020  (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and March 31, 2020 (unaudited)

6 7
Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	63
Item 4. Controls and Procedures	66

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	66
Item 1A. Risk Factors	66
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 6. Exhibits	68
Signatures	69

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2021	December 31, 2020
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$1,425,511	$2,279,274
Cash segregated for regulatory purposes	95,074	172,932
Receivables:
Brokerage clients, net	1,202,601	936,500
Brokers, dealers, and clearing organizations	562,432	549,492
Securities purchased under agreements to resell	470,025	217,930
Financial instruments owned, at fair value	981,282	694,028
Available-for-sale securities, at fair value	2,190,128	2,230,297
Held-to-maturity securities, at amortized cost	4,761,401	4,117,384
Loans:
Held for investment, net	12,091,713	11,006,760
Held for sale, at lower of cost or market	330,521	551,248
Investments, at fair value	119,545	113,862
Fixed assets, net	165,707	167,915
Operating lease right-of-use assets, net	774,837	793,181
Goodwill	1,182,313	1,181,998
Intangible assets, net	136,776	140,984
Loans and advances to financial advisors and other employees, net	600,622	596,993
Deferred tax assets, net	95,015	136,477
Other assets	956,078	716,999
Total assets	$28,141,581	$26,604,254

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	March 31, 2021	December 31, 2020
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$885,659	$1,063,937
Brokers, dealers, and clearing organizations	308,937	177,937
Drafts	78,146	117,737
Securities sold under agreements to repurchase	208,228	190,955
Bank deposits	18,715,133	17,396,497
Financial instruments sold, but not yet purchased, at fair value	644,762	437,978
Accrued compensation	399,049	638,298
Accounts payable and accrued expenses	1,410,123	1,169,740
Senior notes	1,112,672	1,112,409
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	23,822,709	22,365,488
Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 21,400 shares	535,000	535,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,661,660 and 111,661,621 shares, respectively	16,749	16,749
Additional paid-in-capital	1,814,616	1,888,982
Retained earnings	2,202,701	2,078,135
Accumulated other comprehensive income	7,305	27,639
Treasury stock, at cost, 6,446,242 and 8,512,584 shares, respectively	(257,499)	(307,739)
Total equity	4,318,872	4,238,766
Total liabilities and equity	$28,141,581	$26,604,254

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2021	2020
Revenues:
Commissions	$213,614	$211,098
Principal transactions	165,006	138,666
Investment banking	339,288	179,468
Asset management and service fees	278,147	237,775
Interest	127,540	161,177
Other income	25,634	9,207
Total revenues	1,149,229	937,391
Interest expense	14,440	24,357
Net revenues	1,134,789	913,034
Non-interest expenses:
Compensation and benefits	697,914	577,179
Occupancy and equipment rental	72,032	66,073
Communications and office supplies	41,825	41,124
Commissions and floor brokerage	15,703	14,842
Provision for credit losses	(5,252)	16,068
Other operating expenses	84,675	82,642
Total non-interest expenses	906,897	797,928
Income from operations before income tax expense	227,892	115,106
Provision for income taxes	54,877	28,517
Net income	173,015	86,589
Preferred dividends	8,289	4,844
Net income available to common shareholders	$164,726	$81,745

Earnings per common share:
Basic	$1.53	$0.76
Diluted	$1.40	$0.71

Cash dividends declared per common share	$0.15	$0.11

Weighted-average number of common shares outstanding:
Basic	107,746	106,929
Diluted	117,875	114,929

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net income	$173,015	$86,589
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized losses on available-for-sale securities (2)	(22,670)	(73,227)
Changes in unrealized losses on cash flow hedging instruments (3)	—	(1,706)
Foreign currency translation adjustment	2,336	(9,822)
Total other comprehensive loss, net of tax	(20,334)	(84,755)
Comprehensive income	$152,681	$1,834

(1)	Net of tax benefit of $6.4 million and $27.9 million for the three months ended March 31, 2021 and 2020, respectively.
(2)

There were no reclassifications to earnings for the three months ended March 31, 2021. Net of reclassifications to earnings of realized losses of $0.5 million during the three months ended March 31, 2020.

(3)	Reclassifications to earnings were immaterial for the three months ended March 31, 2021. Net of reclassifications to earnings of losses of $0.3 million for the three months ended March 31, 2020.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2021	2020
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$535,000	$310,000
Issuance of preferred stock	—	—
Balance, end of period	535,000	310,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,888,982	1,903,703
Unit amortization, net of forfeitures	34,811	33,799
Distributions under employee plans	(109,224)	(105,570)
Dividends declared to equity-award holders	—	350
Other	47	85
Balance, end of period	1,814,616	1,832,367
Retained earnings:
Balance, beginning of period	2,078,135	1,715,704
Net income	173,015	86,589
Dividends declared:
Common	(18,470)	(14,916)
Preferred	(8,289)	(4,844)
Distributions under employee plans	(21,587)	(46,717)
Cumulative adjustments for accounting changes	—	(7,772)
Other	(103)	867
Balance, end of period	2,202,701	1,728,911
Accumulated other comprehensive income/(loss):
Balance, beginning of period	27,639	(11,705)
Unrealized losses on securities, net of tax	(22,670)	(73,227)
Unrealized losses on cash flow hedging activities, net of tax	—	(1,706)
Foreign currency translation adjustment, net of tax	2,336	(9,822)
Balance, end of period	7,305	(96,460)
Treasury stock, at cost:
Balance, beginning of period	(307,739)	(319,660)
Distributions under employee plans	62,278	54,579
Common stock repurchased	(12,038)	(56,160)
Balance, end of period	(257,499)	(321,241)
Total Stifel Financial Corp. Shareholders' Equity	4,318,872	3,470,326
Non-controlling interests:
Balance, beginning of period	—	54,999
Deconsolidation of non-controlling interest	—	(54,999)
Balance, end of period	—	—
Total Shareholders' Equity	$4,318,872	$3,470,326

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$173,015	$86,589
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,907	9,378
Amortization of loans and advances to financial advisors and other employees	26,961	27,729
Amortization of premium on investment portfolio	4,498	6,210
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	(5,252)	19,253
Amortization of intangible assets	4,268	5,032
Deferred income taxes	47,253	17,098
Stock-based compensation	32,029	30,762
(Gains)/losses on sale of investments	(4,284)	31,043
Other, net	26,582	(5,464)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(266,101)	(117,920)
Brokers, dealers, and clearing organizations	(12,940)	(76,604)
Securities purchased under agreements to resell	(252,095)	(73,960)
Financial instruments owned, including those pledged	(287,254)	40,421
Loans originated as held for sale	(754,317)	(474,824)
Proceeds from mortgages held for sale	952,053	506,936
Loans and advances to financial advisors and other employees	(30,700)	(40,554)
Other assets	(238,950)	(51,427)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(178,278)	205,936
Brokers, dealers, and clearing organizations	44,423	106,196
Drafts	(39,591)	(29,019)
Financial instruments sold, but not yet purchased	206,784	5,943
Other liabilities and accrued expenses	20,804	(234,445)
Net cash used in operating activities	$(520,185)	$(5,691)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2021	2020
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, and maturities of available-for-sale securities	$128,302	$385,131
Calls and principal paydowns of held-to-maturity securities	480,635	155,184
Sale or maturity of investments	1,108	2,252
Disposition of business	—	37,000
Increase in loans held for investment, net	(1,079,671)	(593,296)
Payments for:
Purchase of fixed assets	(11,245)	(601,660)
Purchase of available-for-sale securities	(427,596)	(384,700)
Purchase of held-to-maturity securities	(811,473)	(53,002)
Purchase of investments	(2,675)	(12,900)
Acquisitions, net of cash received	(315)	—
Net cash used in investing activities	(1,722,930)	(1,065,991)
Cash Flows From Financing Activities:
Proceeds from borrowings, net	—	198,000
Payment of contingent consideration	(10,480)	(2,208)
Increase in securities sold under agreements to repurchase	17,273	83,894
Increase in bank deposits, net	1,318,636	1,548,352
Increase/(decrease) in securities loaned	86,577	(272,560)
Tax payments related to shares withheld for stock-based compensation plans	(66,839)	(68,497)
Repurchase of common stock	(12,038)	(56,160)
Cash dividends on preferred stock	(8,289)	(4,844)
Cash dividends paid to common stock and equity-award holders	(15,682)	(11,472)
Cash paid to employees upon settlement of equity awards	—	(27,101)
Net cash provided by financing activities	1,309,158	1,387,404
Effect of exchange rate changes on cash	2,336	(9,822)
(Decrease)/increase in cash, cash equivalents, and cash segregated for regulatory purposes	(931,621)	305,900
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,452,206	1,273,970
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,520,585	$1,579,870
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$8,394	$15,423
Cash paid for interest	15,610	28,707
Noncash financing activities:
Unit grants, net of forfeitures	128,639	106,522

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,425,511	$2,279,274
Cash segregated for regulatory purposes	95,074	172,932
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,520,585	$2,452,206

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC.

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

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. This accounting update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We prospectively adopted the accounting update on January 1, 2021. The adoption did not have a material impact on our consolidated financial statements.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2021 and December 31, 2020, included (in thousands):

	March 31, 2021	December 31, 2020
Deposits paid for securities borrowed	$285,662	$313,131
Receivables from clearing organizations	242,807	229,070
Securities failed to deliver	33,963	7,291
	$562,432	$549,492

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2021 and December 31, 2020, included (in thousands):

	March 31, 2021	December 31, 2020
Deposits received from securities loaned	$231,700	$145,124
Payable to clearing organizations	42,245	25,540
Securities failed to receive	34,992	7,273
	$308,937	$177,937

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$22,590	$—	$34,192	$—
Mutual funds	6,422	—	7,152	—
Partnership interests	4,129	2,139	3,744	2,520
Private equity funds	2,002	1,203	1,489	1,203
Total	$35,143	$3,342	$46,577	$3,723

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, corporate fixed income, sovereign debt securities, and state and municipal securities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, are presented below (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$61,918	$61,918	$—	$—
U.S. government agency securities	166,501	—	166,501	—
Agency mortgage-backed securities	254,203	—	254,203	—
Corporate securities:
Fixed income securities	223,545	220	223,325	—
Equity securities	82,402	71,714	10,688	—
State and municipal securities	162,083	—	162,083	—
Other (1)	30,630	—	16,353	14,277
Total financial instruments owned	981,282	133,852	833,153	14,277
Available-for-sale securities:
U.S. government agency securities	3,645	—	3,645	—
State and municipal securities	2,428	—	2,428	—
Mortgage-backed securities:
Agency	1,003,691	—	1,003,691	—
Commercial	87,439	—	87,439	—
Non-agency	3,658	—	3,658	—
Corporate fixed income securities	711,559	—	711,559	—
Asset-backed securities	377,708	—	377,708	—
Total available-for-sale securities	2,190,128	—	2,190,128	—
Investments:
Corporate equity securities	35,518	33,517	1	2,000
Auction rate securities	12,959	—	—	12,959
Other	58,515	10,349	6,338	41,828
Investments in funds and partnerships measured at NAV	12,553
Total investments	119,545	43,866	6,339	56,787
Cash equivalents measured at NAV	22,590
	$3,313,545	$177,718	$3,029,620	$71,064

(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$287,820	$287,820	$—	$—
Agency mortgage-backed securities	121,648	—	121,648	—
Corporate securities:
Fixed income securities	185,728	680	185,048	—
Equity securities	34,443	34,443	—	—
Other (2)	15,123	—	15,123	—
Total financial instruments sold, but not yet purchased	$644,762	$322,943	$321,819	$—

(2)	Includes U.S. government agency securities, sovereign debt, and state and municipal securities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, are presented below (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$46,900	$46,900	$—	$—
U.S. government agency securities	56,450	—	56,450	—
Agency mortgage-backed securities	216,434	—	216,434	—
Corporate securities:
Fixed income securities	194,575	4,474	190,101	—
Equity securities	67,593	62,979	4,614	—
State and municipal securities	96,150	—	96,150	—
Other (1)	15,926	—	4,642	11,284
Total financial instruments owned	694,028	114,353	568,391	11,284
Available-for-sale securities:
U.S. government agency securities	4,361	—	4,361	—
State and municipal securities	2,453	—	2,453	—
Mortgage-backed securities:
Agency	793,410	—	793,410	—
Commercial	95,613	—	95,613	—
Non-agency	4,569	—	4,569	—
Corporate fixed income securities	631,758	—	631,758	—
Asset-backed securities	698,133	—	698,133	—
Total available-for-sale securities	2,230,297	—	2,230,297	—
Investments:
Corporate equity securities	29,496	29,496	—	—
Auction rate securities	12,933	—	—	12,933
Other	59,048	10,342	6,593	42,113
Investments in funds and partnerships measured at NAV	12,385
Total investments	113,862	39,838	6,593	55,046
Cash equivalents measured at NAV	34,192
	$3,072,379	$154,191	$2,805,281	$66,330
(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$91,974	$91,974	$—	$—
Agency mortgage-backed securities	141,227	—	141,227	—
Corporate securities:
Fixed income securities	162,626	4,094	158,532	—
Equity securities	30,848	30,848	—	—
Other (2)	11,303	—	11,303	—
Total financial instruments sold, but not yet purchased	$437,978	$126,916	$311,062	$—

(2)	Includes sovereign debt and state and municipal securities.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	Financial instruments owned	Investments
	Other	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2020	$11,284	$—	$12,933	$42,113
Unrealized gains/(losses)	(21)	—	26	(285)
Purchases	3,014	2,000	—	—
Net change	2,993	2,000	26	(285)
Balance at March 31, 2021	$14,277	$2,000	$12,959	$41,828

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2021, relating to Level 3 assets still held at March 31, 2021, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2021 and December 31, 2020, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,425,511	$1,425,511	$2,279,274	$2,279,274
Cash segregated for regulatory purposes	95,074	95,074	172,932	172,932
Securities purchased under agreements to resell	470,025	470,025	217,930	217,930
Financial instruments owned	981,282	981,282	694,028	694,028
Available-for-sale securities	2,190,128	2,190,128	2,230,297	2,230,297
Held-to-maturity securities	4,761,401	4,765,024	4,117,384	4,107,960
Bank loans	12,091,713	12,168,119	11,006,760	11,088,058
Loans held for sale	330,521	330,521	551,248	551,248
Investments	119,545	119,545	113,862	113,862
Financial liabilities:
Securities sold under agreements to repurchase	$208,228	$208,228	$190,955	$190,955
Bank deposits	18,715,133	18,527,784	17,396,497	17,192,722
Financial instruments sold, but not yet purchased	644,762	644,762	437,978	437,978
Senior notes	1,112,672	1,228,983	1,112,409	1,265,669
Debentures to Stifel Financial Capital Trusts	60,000	46,444	60,000	41,071

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,402,921	$1,402,921	$—	$—
Cash segregated for regulatory purposes	95,074	95,074	—	—
Securities purchased under agreements to resell	470,025	424,621	45,404	—
Held-to-maturity securities	4,765,024	—	4,598,600	166,424
Bank loans	12,168,119	—	12,168,119	—
Loans held for sale	330,521	—	330,521	—
Financial liabilities:
Securities sold under agreements to repurchase	$208,228	$—	$208,228	$—
Bank deposits	18,527,784	—	18,527,784	—
Senior notes	1,228,983	1,228,983	—	—
Debentures to Stifel Financial Capital Trusts	46,444	—	—	46,444

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,245,082	$2,245,082	$—	$—
Cash segregated for regulatory purposes	172,932	172,932	—	—
Securities purchased under agreements to resell	217,930	164,094	53,836	—
Held-to-maturity securities	4,107,960	—	3,943,944	164,016
Bank loans	11,088,058	—	11,088,058	—
Loans held for sale	551,248	—	551,248	—
Financial liabilities:
Securities sold under agreements to repurchase	$190,955	$—	$190,955	$—
Bank deposits	17,192,722	—	17,192,722	—
Senior notes	1,265,669	1,265,669	—	—
Debentures to Stifel Financial Capital Trusts	41,071	—	—	41,071

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2021 and December 31, 2020.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2021 and December 31, 2020 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2021 and December 31, 2020 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020
Financial instruments owned:
U.S. government securities	$61,918	$46,900
U.S. government agency securities	166,501	56,450
Agency mortgage-backed securities	254,203	216,434
Corporate securities:
Fixed income securities	223,545	194,575
Equity securities	82,402	67,593
State and municipal securities	162,083	96,150
Other (1)	30,630	15,926
	$981,282	$694,028
Financial instruments sold, but not yet purchased:
U.S. government securities	$287,820	$91,974
Agency mortgage-backed securities	121,648	141,227
Corporate securities:
Fixed income securities	185,728	162,626
Equity securities	34,443	30,848
Other (2)	15,123	11,303
	$644,762	$437,978

(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.
(2)	Includes U.S. government agency securities, sovereign debt, and state and municipal securities.

At March 31, 2021 and December 31, 2020, financial instruments owned in the amount of $180.5 million and $194.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$3,595	$50	$—	$3,645
State and municipal securities	2,389	39	—	2,428
Mortgage-backed securities:
Agency	997,913	14,592	(8,814)	1,003,691
Commercial	84,555	2,914	(30)	87,439
Non-agency	3,648	10	—	3,658
Corporate fixed income securities	695,698	19,702	(3,841)	711,559
Asset-backed securities	378,201	3,493	(3,986)	377,708
	$2,165,999	$40,800	$(16,671)	$2,190,128
Held-to-maturity securities (2)
Asset-backed securities	$4,761,401	$10,044	$(6,421)	$4,765,024

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,293	$68	$—	$4,361
State and municipal securities	2,395	58	—	2,453
Mortgage-backed securities:
Agency	777,025	16,401	(16)	793,410
Commercial	91,237	4,376	—	95,613
Non-agency	4,550	28	(9)	4,569
Corporate fixed income securities	604,662	27,096	—	631,758
Asset-backed securities	700,177	3,522	(5,566)	698,133
	$2,184,339	$51,549	$(5,591)	$2,230,297
Held-to-maturity securities (2)
Asset-backed securities	$4,117,384	$8,111	$(17,535)	$4,107,960

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2021, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at March 31, 2021 and December 31, 2020 was $22.5 million and $26.0 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

During the three months ended March 31, 2021, we transferred $312.9 million of certain asset-backed securities from available-for-sale to held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

There were no sales of available-for-sale securities during the three months ended March 31, 2021. For the three months ended March 31, 2020, we received proceeds of $288.3 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.7 million.

During the three months ended March 31, 2021 and March 31, 2020, unrealized losses, net of deferred taxes, of $22.7 million and $73.2 million were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at March 31, 2021 and December 31, 2020 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$133,899	$134,463	$143,462	$144,362
After one year through three years	121,840	124,825	134,040	137,625
After three years through five years	242,071	254,774	247,907	266,139
After five years through ten years	348,662	350,871	429,921	435,111
After ten years	1,319,527	1,325,195	1,229,009	1,247,060
	$2,165,999	$2,190,128	$2,184,339	$2,230,297
Held-to-maturity securities
After three years through five years	$1,623	$1,623	$17,460	$17,460
After five years through ten years	2,157,703	2,155,117	1,932,439	1,926,425
After ten years	2,602,075	2,608,284	2,167,485	2,164,075
	$4,761,401	$4,765,024	$4,117,384	$4,107,960

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2021, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$2,522	$1,123	$—	$—	$3,645
State and municipal securities	—	—	2,428	—	2,428
Mortgage-backed securities:
Agency	11	272	78,213	925,195	1,003,691
Commercial	10,416	10	—	77,013	87,439
Non-agency	2,970	—	—	688	3,658
Corporate fixed income securities	118,544	378,194	214,821	—	711,559
Asset-backed securities	—	—	55,409	322,299	377,708
	$134,463	$379,599	$350,871	$1,325,195	$2,190,128
Held-to-maturity securities
Asset-backed securities	$—	$1,623	$2,157,703	$2,602,075	$4,761,401

(1)

Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2021 and December 31, 2020, securities of $534.8 million and $368.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2021 and December 31, 2020, securities of $1.0 billion and $1.4 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Mortgage-backed securities:
Agency	$(8,814)	$489,231	$—	$—	$(8,814)	$489,231
Commercial	(30)	10,416	—	—	(30)	10,416
Corporate fixed income securities	(3,841)	143,201	—	—	(3,841)	143,201
Asset-backed securities	(1,267)	43,136	(2,719)	150,571	(3,986)	193,707
	$(13,952)	$685,984	$(2,719)	$150,571	$(16,671)	$836,555

At March 31, 2021, the amortized cost of 45 securities classified as available for sale exceeded their fair value by $16.7 million, of which $2.7 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2021, was $836.6 million, which was 38.2% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at March 31, 2021 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,280,256	$3,445,799	$32,855	$2,491	$4,761,401

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2021 and December 31, 2020 (in thousands, except percentages):

	March 31, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
Commercial and industrial	$4,923,494	40.3%	$4,296,089	38.5%
Residential real estate	4,158,033	34.0	3,956,670	35.4
Securities-based loans	2,089,747	17.1	1,933,974	17.3
Construction and land	560,191	4.6	501,681	4.5
Commercial real estate	374,736	3.1	366,485	3.3
Home equity lines of credit	71,172	0.6	75,507	0.7
Other	37,819	0.3	40,407	0.3
Gross bank loans	12,215,192	100.0%	11,170,813	100.0%
Unamortized loan discount, net	(1,695)		(1,822)
Loans in process	(13,012)		(48,222)
Unamortized loan fees, net	(1,104)		(1,980)
Allowance for loan losses	(107,668)		(112,029)
Loans held for investment, net	$12,091,713		$11,006,760

At March 31, 2021 and December 31, 2020, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $25.1 million and $23.6 million, respectively.

At March 31, 2021 and December 31, 2020, we had loans held for sale of $330.5 million and $551.2 million, respectively. For the three months ended March 31, 2021 and 2020, we recognized gains of $13.9 million and $2.5 million, respectively, from the sale of originated loans, net of fees and costs.

Accrued interest receivable for loans and loans held for sale at March 31, 2021 and December 31, 2020 was $21.3 million and $20.8 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 (in thousands).

	Three Months Ended March 31, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,222	$(9,972)	$(934)	$—	$56,316
Construction and land	17,275	1,598	—	—	18,873
Residential real estate	16,300	365	—	—	16,665
Commercial real estate	8,580	4,480	—	—	13,060
Securities-based loans	2,015	154	—	—	2,169
Home equity lines of credit	374	(33)	—	—	341
Other	263	(19)	—	—	244
	$112,029	$(3,427)	$(934)	$—	$107,668

The provision for unfunded lending commitments was a credit of $1.8 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively, and is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 (in thousands).

	Three Months Ended March 31, 2020
	Beginning Balance	CECL Adoption	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$9,955	$(2)	$—	$59,962
Residential real estate	14,253	3,499	2,233	—	—	19,985
Construction and land	4,613	2,674	3,666	—	—	10,953
Commercial real estate	3,564	791	3,810	—	—	8,165
Securities-based loans	2,361	1,346	(792)	—	—	2,915
Home equity lines of credit	442	39	57	—	1	539
Other	397	(145)	49	(18)	—	283
	$95,579	$(11,736)	$18,978	$(20)	$1	$102,802

At March 31, 2021, we had $13.6 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at March 31, 2021 was $8.2 million. At December 31, 2020, we had $13.8 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2020 was $8.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2021 and 2020, were insignificant to the consolidated financial statements.

In December 2020, the U.S. federal government enacted the Consolidated Appropriations Act of 2021, which provided additional COVID-19 relief to American families and business, including extending TDR relief under the CARES Act until the earlier of December 31, 2021, or 60 days following the termination of the national emergency.

The following tables present the aging of the recorded investment in past due loans at March 31, 2021 and December 31, 2020 by portfolio segment (in thousands):

	As of March 31, 2021
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$11,408	$11,408	$4,912,086	$4,923,494
Residential real estate	3,941	1,925	5,866	4,152,167	4,158,033
Securities-based loans	—	—	—	2,089,747	2,089,747
Construction and land	—	—	—	560,191	560,191
Commercial real estate	—	144	144	374,592	374,736
Home equity lines of credit	233	—	233	70,939	71,172
Other	17	—	17	37,802	37,819
Total	$4,191	$13,477	$17,668	$12,197,524	$12,215,192

	As of March 31, 2021*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$11,408	$—	$—	$11,408
Residential real estate	676	158	1,249	2,083
Commercial real estate	144	—	—	144
Total	$12,228	$158	$1,249	$13,635

*	There were no loans past due 90 days and still accruing interest at March 31, 2021.

	As of December 31, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$14	$12,237	$12,251	$4,283,838	$4,296,089
Residential real estate	4,554	1,249	5,803	3,950,867	3,956,670
Securities-based loans	—	—	—	1,933,974	1,933,974
Construction and land	—	—	—	501,681	501,681
Commercial real estate	—	144	144	366,341	366,485
Home equity lines of credit	12	—	12	75,495	75,507
Other	31	—	31	40,376	40,407
Total	$4,611	$13,630	$18,241	$11,152,572	$11,170,813

	As of December 31, 2020*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$12,251	$—	$—	$12,251
Residential real estate	—	158	1,249	1,407
Commercial real estate	144	—	—	144
Total	$12,395	$158	$1,249	$13,802

*	There were no loans past due 90 days and still accruing interest at December 31, 2020.

Credit quality indicators

As of March 31, 2021, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At March 31, 2021 and December 31, 2020, 98.9% and 98.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$4,607,280	$164,839	$139,967	$11,408	$4,923,494
Residential real estate	4,155,773	335	—	1,925	4,158,033
Securities-based loans	2,089,747	—	—	—	2,089,747
Construction and land	525,951	14,240	20,000	—	560,191
Commercial real estate	366,154	5,802	2,636	144	374,736
Home equity lines of credit	71,172	—	—	—	71,172
Other	37,819	—	—	—	37,819
Total	$11,853,896	$185,216	$162,603	$13,477	$12,215,192

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,995,351	$105,759	$182,728	$12,251	$4,296,089
Residential real estate	3,955,421	—	—	1,249	3,956,670
Securities-based loans	1,933,974	—	—	—	1,933,974
Construction and land	467,441	14,240	20,000	—	501,681
Commercial real estate	356,008	10,333	—	144	366,485
Home equity lines of credit	75,507	—	—	—	75,507
Other	40,407	—	—	—	40,407
Total	$10,824,109	$130,332	$202,728	$13,644	$11,170,813

	Term Loans Amortized Cost Basis by Origination Year – March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$852,103	$494,747	$527,136	$679,772	$302,188	$502,085	$1,249,249	$4,607,280
Special Mention	—	503	30,309	82,558	45,947	4,200	1,322	164,839
Substandard	—	—	23,921	43,195	63,558	7,762	1,531	139,967
Doubtful	—	—	—	—	11,394	14	—	11,408
	$852,103	$495,250	$581,366	$805,525	$423,087	$514,061	$1,252,102	$4,923,494
Residential real estate:
Pass	$485,925	$1,548,638	$815,040	$340,371	$271,808	$693,991	$—	$4,155,773
Special Mention	—	—	—	—	—	335	—	335
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	825	1,100	—	1,925
	$485,925	$1,548,638	$815,040	$340,371	$272,633	$695,426	$—	$4,158,033
Securities-based loans:
Pass	$973	$38,702	$102,973	$294	$140	$16,906	$1,929,759	$2,089,747
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$973	$38,702	$102,973	$294	$140	$16,906	$1,929,759	$2,089,747
Construction and land:
Pass	$13,842	$87,316	$218,904	$128,179	$62,248	$6,401	$9,061	$525,951
Special Mention	—	—	—	14,240	—	—	—	14,240
Substandard	—	—	—	20,000	—	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$13,842	$87,316	$218,904	$162,419	$62,248	$6,401	$9,061	$560,191
Commercial real estate:
Pass	$22,047	$81,378	$152,732	$25,328	$38,352	$45,975	$342	$366,154
Special Mention	—	—	—	—	—	5,802	—	5,802
Substandard	—	—	—	—	—	2,636	—	2,636
Doubtful	—	—	—	144	—	—	—	144
	$22,047	$81,378	$152,732	$25,472	$38,352	$54,413	$342	$374,736
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$71,172	$71,172
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$71,172	$71,172
Other:
Pass	$—	$—	$—	$4	$—	$445	$37,370	$37,819
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$4	$—	$445	$37,370	$37,819

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2020	Adjustments	Write-off	March 31, 2021
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	846,989	315	—	847,304
	$1,181,998	$315	$—	$1,182,313

	December 31, 2020	Adjustments	Amortization	March 31, 2021
Intangible assets
Global Wealth Management	$44,671	$—	$(1,305)	$43,366
Institutional Group	96,313	60	(2,963)	93,410
	$140,984	$60	$(4,268)	$136,776

The adjustments to goodwill and intangible assets during the three months ended March 31, 2021 are primarily attributable to the acquisition of North Atlantic Capital Corporation in February 2021 and the impact of exchange rate changes during the period.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$202,424	$87,941	$202,342	$85,152
Trade names	28,659	16,097	28,659	15,660
Non-compete agreements	9,240	4,586	9,240	4,229
Core deposits	8,615	5,210	8,615	4,809
Investment banking backlog	4,245	2,970	4,245	2,734
Acquired technology	840	443	840	373
	$254,023	$117,247	$253,941	$112,957

Amortization expense related to intangible assets was $4.3 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at March 31, 2021, are: customer relationships, 10.3 years; trade name, 9.1 years; non-compete agreements, 5.9 years; core deposits, 3.3 years; investment banking backlog, 7.9 years; and acquired technology, 1.5 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of March 31, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2021	$13,554
2022	16,454
2023	14,601
2024	13,888
2025	11,841
Thereafter	64,320
$134,658

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

Our uncommitted secured lines of credit at March 31, 2021, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $50.0 million during the three months ended March 31, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2021 was 0.29%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2021, there were no Federal Home Loan advances.

Our committed bank line financing at March 31, 2021, consisted of a $200.0 million revolving credit facility. The credit facility expires in March 2024. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%, as defined in the revolving credit facility. At March 31, 2021, we had no advances on our revolving credit facility and were in compliance with all covenants.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2021 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300.0 million at variable rates of interest. At March 31, 2021, we had no advances on the Stifel Credit Facility and were in compliance with all covenants.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(12,328)	(12,591)
Senior notes, net	$1,112,672	$1,112,409

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing-demand deposits (primarily money market and savings accounts), non-interest-bearing demand deposits, and certificates of deposit. Deposits at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Demand deposits (interest-bearing)	$18,125,863	$16,886,953
Demand deposits (non-interest-bearing)	524,338	411,890
Certificates of deposit	64,932	97,654
	$18,715,133	$17,396,497

The weighted-average interest rate on deposits was 0.03% and 0.09% at March 31, 2021 and December 31, 2020, respectively.

Scheduled maturities of certificates of deposit at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Certificates of deposit, less than $100,000:
Within one year	$2,222	$2,719
One to three years	263	409
Three to five years	54	254
	$2,539	$3,382
Certificates of deposit, $100,000 and greater:
Within one year	$35,419	$63,650
One to three years	26,874	30,622
Three to five years	100	—
	62,393	94,272
	$64,932	$97,654

At March 31, 2021 and December 31, 2020, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $6.4 million and $6.7 million, respectively. Brokerage customers’ deposits were $16.8 billion and $16.0 billion, respectively.

NOTE 12 – Disclosures About Offsetting Assets and Liabilities

The following tables provide information about financial assets that are subject to offset as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Total
Gross amounts of recognized assets	$285,662	$470,025	$755,687
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	285,662	470,025	755,687
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(51,786)	(22,733)	(74,519)
Available collateral	(226,199)	(445,144)	(671,343)
Net amount	$7,677	$2,148	$9,825

	As of December 31, 2020
	Securities borrowing (1)	Reverse repurchase agreements (2)	Total
Gross amounts of recognized assets	$313,131	$217,930	$531,061
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	313,131	217,930	531,061
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,183)	(17,992)	(64,175)
Available collateral	(244,578)	(199,110)	(443,688)
Net amount	$22,370	$828	$23,198

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $467.9 million and $217.3 million at March 31, 2021 and December 31, 2020, respectively.

The following tables provide information about financial liabilities that are subject to offset as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Securities lending (3)	Repurchase agreements (4)	Total
Gross amounts of recognized liabilities	$(231,700)	$(208,228)	$(439,928)
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	(231,700)	(208,228)	(439,928)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	51,786	22,733	74,519
Collateral pledged	178,055	185,495	363,550
Net amount	$(1,859)	$—	$(1,859)

	As of December 31, 2020
	Securities lending (3)	Repurchase agreements (4)	Total
Gross amounts of recognized liabilities	$(145,124)	$(190,955)	$(336,079)
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	(145,124)	(190,955)	(336,079)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,183	17,992	64,175
Collateral pledged	98,925	172,963	271,888
Net amount	$(16)	$—	$(16)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $218.1 million and $200.2 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 13 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2021, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of March 31, 2021, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $121.6 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2021, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At March 31, 2021, Stifel had net capital of $570.3 million, which was 39.8% of aggregate debit items and $541.6 million in excess of its minimum required net capital. At March 31, 2021, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2021, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At March 31, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of March 31, 2021 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$2,498,655	16.0%	$704,519	4.5%	$1,017,639	6.5%
Tier 1 capital	3,033,655	19.4%	939,359	6.0%	1,252,479	8.0%
Total capital	3,184,779	20.3%	1,252,479	8.0%	1,565,598	10.0%
Tier 1 leverage	3,033,655	11.5%	1,056,763	4.0%	1,320,954	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,044,894	11.1%	$424,271	4.5%	$612,836	6.5%
Tier 1 capital	1,044,894	11.1%	565,694	6.0%	754,259	8.0%
Total capital	1,164,585	12.4%	754,259	8.0%	942,824	10.0%
Tier 1 leverage	1,044,894	7.1%	590,236	4.0%	737,795	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$280,718	18.5%	$68,279	4.5%	$98,625	6.5%
Tier 1 capital	280,718	18.5%	91,039	6.0%	121,385	8.0%
Total capital	291,823	19.2%	121,385	8.0%	151,731	10.0%
Tier 1 leverage	280,718	7.3%	154,213	4.0%	192,766	5.0%

NOTE 16 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At March 31, 2021 and December 31, 2020, operating lease right-of-use assets were $774.8 million and $793.2 million, respectively, and lease liabilities were $822.8 million and $839.8 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$25,123	$24,395
Short-term lease cost	155	476
Variable lease cost	108	15
Sublease income	(659)	(908)
Net lease cost	$24,727	$23,978

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended March 31, 2021 (in thousands):

Operating lease cash flows	$22,712
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,956
Weighted-average remaining lease term	12.1 years
Weighted-average discount rate	4.18%

The weighted-average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of March 31, 2021, (in thousands, except percentages).

Remainder of 2021	$75,086
2022	99,194
2023	97,821
2024	95,917
2025	93,931
Thereafter	600,909
Total undiscounted lease payments	1,062,858
Imputed interest	(240,107)
Total operating lease liabilities	$822,751

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues from contracts with customers:
Commissions	$213,614	$211,098
Investment banking	339,288	179,468
Asset management and service fees	278,147	237,775
Other	16,882	4,767
Total revenue from contracts with customers	847,931	633,108
Other sources of revenue:
Interest	127,540	161,177
Principal transactions	165,006	138,666
Other	8,752	4,440
Total revenues	$1,149,229	$937,391

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$147,505	$66,109	$—	$213,614
Capital raising	13,549	195,257	—	208,806
Advisory fees	—	130,482	—	130,482
Investment banking	13,549	325,739	—	339,288
Asset management	278,109	38	—	278,147
Other	14,924	—	1,958	16,882
Total	454,087	391,886	1,958	847,931
Primary Geographic Region:
United States	454,087	303,848	1,958	759,893
United Kingdom	—	45,391	—	45,391
Canada	—	29,746	—	29,746
Other	—	12,901	—	12,901
	$454,087	$391,886	$1,958	$847,931

	Three Months Ended March 31, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$136,897	$74,198	$3	$211,098
Capital raising	10,314	93,082	—	103,396
Advisory fees	19	76,053	—	76,072
Investment banking	10,333	169,135	—	179,468
Asset management	237,760	15	—	237,775
Other	4,001	—	766	4,767
Total	388,991	243,348	769	633,108
Primary Geographic Region:
United States	388,991	198,043	769	587,803
United Kingdom	—	30,763	—	30,763
Canada	—	5,223	—	5,223
Other	—	9,319	—	9,319
	$388,991	$243,348	$769	$633,108

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2021.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $202.4 million and $148.6 million at March 31, 2021 and December 31, 2020, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2021.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2021 and December 31, 2020 was $20.3 million and $12.1 million, respectively.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans held for investment, net	$87,239	$95,120
Investment securities	29,952	48,137
Margin balances	6,091	10,131
Financial instruments owned	2,895	4,574
Other	1,363	3,215
	$127,540	$161,177
Interest expense:
Senior notes	$12,103	$11,193
Bank deposits	1,283	9,569
Federal Home Loan Bank advances	11	2,353
Other	1,043	1,242
	$14,440	$24,357

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 8.3 million shares at March 31, 2021.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $42.4 million and $37.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At March 31, 2021, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.5 million, of which 16.8 million were unvested.

At March 31, 2021, there was unrecognized compensation cost for deferred awards of approximately $666.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Profit Sharing Plan

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.8 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2021 and December 31, 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $208.2 million and $191.0 million, respectively.

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

Derivatives’ notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market or fair value of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable. As of March 31, 2021, derivative balances were immaterial.

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

At March 31, 2021 and December 31, 2020, Stifel Bancorp had outstanding commitments to originate loans aggregating $840.4 million and $889.0 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2021, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2021 and December 31, 2020, Stifel Bancorp had outstanding letters of credit totaling $26.3 million and $31.8 million, respectively. A majority of the standby letters of credit commitments at March 31, 2021, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2021 and December 31, 2020, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $2.8 billion and $2.5 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2021, the expected credit losses for unfunded lending commitments was $21.4 million.

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

Information concerning operations in these segments of business for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues: (1)
Global Wealth Management	$631,495	$582,956
Institutional Group	506,081	332,238
Other	(2,787)	(2,160)
	$1,134,789	$913,034
Income/(loss) before income taxes:
Global Wealth Management	$223,231	$194,167
Institutional Group	117,188	41,740
Other	(112,527)	(120,801)
	$227,892	$115,106

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2021 or 2020.

The following table presents our company’s total assets on a segment basis at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Global Wealth Management	$23,560,912	$21,743,202
Institutional Group	3,996,969	3,733,661
Other	583,700	1,127,391
	$28,141,581	$26,604,254

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$1,015,895	$860,132
United Kingdom	61,218	37,738
Canada	42,356	3,543
Other	15,320	11,621
	$1,134,789	$913,034

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$173,015	$86,589
Preferred dividends	8,289	4,844
Net income available to common shareholders	$164,726	$81,745
Shares for basic and diluted calculation:
Average shares used in basic computation	107,746	106,929
Dilutive effect of stock options and units (1)	10,129	8,000
Average shares used in diluted computation	117,875	114,929
Earnings per common share:
Basic	$1.53	$0.76
Diluted	$1.40	$0.71

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three months ended March 31, 2021 and 2020, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2021, we declared and paid cash dividends of $0.15 per common share. During the three months ended March 31, 2020, we declared and paid cash dividends of $0.11 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2021, the maximum number of shares that may yet be purchased under this plan was 13.0 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2021, we repurchased $12.7 million or 0.2 million shares using existing Board authorizations at an average price of $61.91 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2020, we repurchased $56.2 million, or 1.7 million shares using existing Board authorizations at an average price of $33.16 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the three months ended March 31, 2021, we issued 2.3 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $330.3 million at March 31, 2021. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2021 and 2020. In addition, our direct investment interest in these entities is insignificant at March 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “External Factors Impacting Our Business” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

COVID-19 Pandemic

The global economy has recovered considerably since its decline last spring, but there is still a high degree of economic uncertainty resulting from the COVID-19 pandemic, as well as a new federal government administration. As a result, volatility of both brokerage revenues and investment banking revenues could continue, which may negatively impact our ability to sustain the current quarter revenue levels in future periods.

We are continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our associates We have adopted enhanced cleaning practices across our offices, have restricted non-essential business travel, and have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19. We continue to execute our Business Continuity Plan and maintain a largely remote working environment across all functions without any significant disruptions to our business or control processes. In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment, and reviewed fair values of financial instruments that are carried at fair value. Based upon our review as of March 31, 2021, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications.

Results for the three months ended March 31, 2021

For the three months ended March 31, 2021, net revenues increased 24.3% to a record $1.1 billion from $913.0 million during the comparable period in 2020. Net income available to common shareholders increased 101.5% to $164.7 million, or $1.40 per diluted common share for the three months ended March 31, 2021, compared to $81.7 million, or $0.71 per diluted common share during the comparable period in 2020.

Our revenue growth for the three months ended March 31, 2021 was primarily attributable to an increase in investment banking revenues, asset management and service fees, and brokerage revenues, partially offset by lower net interest income.

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

The COVID-19 pandemic has severely impacted, and may continue to severely impact, global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption. Recently, there has been widespread distribution and inoculation of the U.S. population with vaccines that have generally been proven to be both safe and effective. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy will deepen, and our results of operations and financial condition in future quarters will be adversely affected.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2021, the Dow Jones Industrial Average, S&P 500, and NASDAQ closed 7.8%, 5.8%, and 2.8% higher than their December 31, 2020 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$213,614	$211,098	1.2	18.8%	23.1%
Principal transactions	165,006	138,666	19.0	14.6	15.2
Brokerage revenues	378,620	349,764	8.3	33.4	38.3
Investment banking	339,288	179,468	89.1	29.9	19.7
Asset management and service fees	278,147	237,775	17.0	24.5	26.0
Interest	127,540	161,177	(20.9)	11.2	17.7
Other income	25,634	9,207	178.4	2.3	1.0
Total revenues	1,149,229	937,391	22.6	101.3	102.7
Interest expense	14,440	24,357	(40.7)	1.3	2.7
Net revenues	1,134,789	913,034	24.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	697,914	577,179	20.9	61.5	63.2
Occupancy and equipment rental	72,032	66,073	9.0	6.3	7.2
Communication and office supplies	41,825	41,124	1.7	3.7	4.5
Commissions and floor brokerage	15,703	14,842	5.8	1.4	1.6
Provision for credit losses	(5,252)	16,068	(132.7)	(0.5)	1.8
Other operating expenses	84,675	82,642	2.5	7.5	9.1
Total non-interest expenses	906,897	797,928	13.7	79.9	87.4
Income before income taxes	227,892	115,106	98.0	20.1	12.6
Provision for income taxes	54,877	28,517	92.4	4.9	3.1
Net Income	173,015	86,589	99.8	15.2	9.5
Preferred dividends	8,289	4,844	71.1	0.7	0.5
Net income available to common shareholders	$164,726	$81,745	101.5	14.5%	9.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Net revenues:
Commissions	$213,614	$211,098	1.2
Principal transactions	165,006	138,666	19.0
Brokerage revenues	378,620	349,764	8.3
Capital raising	208,806	103,396	101.9
Advisory fees	130,482	76,072	71.5
Investment banking	339,288	179,468	89.1
Asset management and service fees	278,147	237,775	17.0
Net interest	113,100	136,820	(17.3)
Other income	25,634	9,207	178.4
Total net revenues	$1,134,789	$913,034	24.3

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2021, commission revenues increased 1.2% to $213.6 million from $211.1 million in the comparable period in 2020. The increase is primarily attributable to higher trading volumes due to market volatility.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended March 31, 2021, principal transactions revenues increased 19.0% to $165.0 million from $138.7 million in the comparable period in 2020.  The increase is primarily attributable to strong client engagement and market volatility.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2021, investment banking revenues increased 89.1% to a record $339.3 million from $179.5 million in the comparable period in 2020.

Capital raising revenues increased 101.9% to $208.8 million for the three months ended March 31, 2021 from $103.4 million in the comparable period in 2020. For the three months ended March 31, 2021, equity capital raising revenues increased 147.8% to $160.5 million from $64.8 million in the comparable period in 2020. The increase in equity capital raising revenues is primarily attributable to an increase in deals compared to the prior year. For the three months ended March 31, 2021, fixed income capital raising revenues increased 25.1% to $48.3 million from $38.6 million in the comparable period in 2020. The increase is primarily attributable to an increase in the municipal bond origination business, which has rebounded from the challenging market conditions in the first quarter of 2020. In addition, there has been an increase in our corporate debt issuance business.

Advisory fee revenues increased 71.5% to $130.5 million for the three months ended March 31, 2021 from $76.1 million in the comparable period in 2020. The growth is primarily attributable to an increase in completed advisory transactions during the first quarter of 2021 compared with lower volumes during the comparable period in 2020 as a result of the economic slow-down due to the pandemic.

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

For the three months ended March 31, 2021, asset management and service fee revenues increased 17.0% to a record $278.1 million from $237.8 million in the comparable period in 2020. Please refer to “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended March 31, 2021, other income increased 178.4% to $25.6 million from $9.2 million during the comparable period in 2020. The increase is primarily attributable to improved investment gains over the comparable period in 2020 and an increase in loan origination fees. Other income for the three months ended March 31, 2020 included a gain recognized on the sale of Ziegler Capital Management, LLC.

NET INTEREST INCOME

The following table presents average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,812,196	$891	0.20%	$931,765	$3,678	1.58%
Financial instruments owned	807,794	2,895	1.43%	1,076,633	4,574	1.70%
Margin balances	961,584	6,091	2.53%	1,231,725	10,131	3.29%
Investment portfolio	6,276,752	29,952	1.91%	6,387,804	48,137	3.01%
Loans	12,115,708	87,239	2.88%	10,359,833	95,120	3.67%
Other interest-bearing assets	596,171	472	0.32%	607,833	(463)	(0.30%)
Total interest-earning assets/interest income	$22,570,205	$127,540	2.26%	$20,595,593	$161,177	3.13%
Interest-bearing liabilities:
Short-term borrowings	3,763	$—	0.00%	$91,269	$200	0.88%
Stock loan	140,035	(1,403)	(4.01%)	424,553	(2,931)	(2.76%)
Senior notes (Stifel Financial)	1,112,498	12,103	4.35%	1,017,099	11,193	4.40%
Stifel Capital Trusts	60,000	304	2.03%	60,000	559	3.73%
Deposits	17,629,605	1,283	0.03%	15,377,859	9,569	0.25%
FHLB	15,778	11	0.29%	590,549	2,353	1.59%
Other interest-bearing liabilities	1,005,833	2,142	0.85%	1,143,541	3,414	1.19%
Total interest-bearing liabilities/interest expense	$19,967,512	14,440	0.29%	$18,704,870	24,357	0.52%
Net interest income/margin		$113,100	2.00%		$136,820	2.66%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2021, net interest income decreased to $113.1 million from $136.8 million during the comparable period in 2020.

For the three months ended March 31, 2021, interest revenue decreased 20.9% to $127.5 million from $161.2 million in the comparable period in 2020, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $19.4 billion during the three months ended March 31, 2021 compared to $17.3 billion during the comparable period in 2020 at average interest rates of 2.43% and 3.36%, respectively.

For the three months ended March 31, 2021, interest expense decreased 40.7% to $14.4 million from $24.4 million during the comparable period in 2020. The decrease is primarily attributable to lower interest rates. Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$697,914	$577,179	20.9
Occupancy and equipment rental	72,032	66,073	9.0
Communications and office supplies	41,825	41,124	1.7
Commissions and floor brokerage	15,703	14,842	5.8
Provision for credit losses	(5,252)	16,068	(132.7)
Other operating expenses	84,675	82,642	2.5
Total non-interest expenses	$906,897	$797,928	13.7

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

For the three months ended March 31, 2021, compensation and benefits expense increased 20.9% to $697.9 million from $577.2 million during the comparable period in 2020. The increase in compensation and benefits expenses is primarily attributable to revenue growth.

Compensation and benefits expense as a percentage of net revenues was 61.5% for the three months ended March 31, 2021 compared to 63.2% for the three months ended March 31, 2020.

Occupancy and equipment rental – For the three months ended March 31, 2021, occupancy and equipment rental expense increased 9.0% to $72.0 million from $66.1 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2021, communications and office supplies expense increased 1.7% to $41.8 million from $41.1 million during the comparable period in 2020. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2021, commissions and floor brokerage expense increased 5.8% to $15.7 million from $14.8 million during the comparable period in 2020. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Provision for credit losses – For the three months ended March 31, 2021, provision for credit losses decreased to a credit of $5.3 million from $16.1 million during the comparable period in 2020. The decrease is primarily attributable to the release of the allowance for credit losses driven by improvements in the outlook for macroeconomic conditions, partially offset by an increase in the allowance for loan losses as a result of loan growth.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2021, other operating expenses increased 2.5% to $84.7 million from $82.6 million during the comparable period in 2020. The increase is primarily attributable to higher investment banking gross-up costs, which is attributable to an increase in investment banking revenues, increases in professional fees, and insurance expense, partially offset by lower travel, entertainment, and conference-related expenses, and lower provisions for litigation matters.

Provision for income taxes – For the three months ended March 31, 2021, our provision for income taxes was $54.9 million, representing an effective tax rate of 24.1%, compared to $28.5 million for the comparable period in 2020, representing an effective tax rate of 24.8%.

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

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$147,505	$136,897	7.7	23.4%	23.5%
Principal transactions	53,599	42,982	24.7	8.5	7.4
Brokerage revenues	201,104	179,879	11.8	31.9	30.9
Asset management and service fees	278,109	237,760	17.0	44.0	40.8
Investment banking	13,549	10,333	31.1	2.1	1.8
Interest	124,375	156,150	(20.3)	19.7	26.8
Other income	20,958	16,302	28.6	3.3	2.7
Total revenues	638,095	600,424	6.3	101.0	103.0
Interest expense	6,600	17,468	(62.2)	1.0	3.0
Net revenues	631,495	582,956	8.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	336,721	298,370	12.9	53.3	51.2
Occupancy and equipment rental	34,077	30,252	12.6	5.4	5.2
Communication and office supplies	14,402	15,320	(6.0)	2.3	2.6
Commissions and floor brokerage	6,462	5,250	23.1	1.0	0.9
Provision for credit losses	(5,252)	16,068	(132.7)	(0.8)	2.8
Other operating expenses	21,854	23,529	(7.1)	3.5	4.0
Total non-interest expenses	408,264	388,789	5.0	64.7	66.7
Income before income taxes	$223,231	$194,167	15.0	35.3%	33.3%

	March 31,
	2021	2020
Branch offices	389	384
Financial advisors	2,182	2,130
Independent contractors	92	94
Total financial advisors	2,274	2,224

NET REVENUES

For the three months ended March 31, 2021, Global Wealth Management net revenues increased 8.3% to a record $631.5 million from $583.0 million for the comparable period in 2020. The increase in net revenues over the comparable period in 2020 is primarily attributable to increases in asset management and service fee revenues and brokerage revenues, partially offset by a decrease in net interest income.

Commissions – For the three months ended March 31, 2021, commission revenues increased 7.7% to $147.5 million from $136.9 million in the comparable period in 2020. The increase is primarily attributable to an increase in equities trading over the comparable period in 2020.

Principal transactions – For the three months ended March 31, 2021, principal transactions revenues increased 24.7% to $53.6 million from $43.0 million in the comparable period in 2020. The increase is primarily attributable to strong client engagement and market volatility.

Brokerage revenues - For the three months ended March 31, 2021, brokerage revenues increased 11.8% to $201.1 million from $179.9 million in the comparable period in 2020. The increase is primarily attributable to higher trading volumes over the comparable period in 2020, driven by market volatility.

Asset management and service fees – For the three months ended March 31, 2021, asset management and service fees increased 17.0% to $278.1 million from $237.8 million in the comparable period in 2020. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	3/31/21	3/31/20	% Change	12/31/20	% Change
Client assets	$378,615,000	$276,627,000	36.9	$357,429,000	5.9
Fee-based client assets	$137,804,000	$93,633,000	47.2	$129,372,000	6.5
Number of client accounts	1,088,000	1,031,000	5.5	1,075,000	1.2
Number of fee-based client accounts	273,000	237,000	15.2	262,000	4.2

The increase in the value of our client assets and fee-based assets was primarily attributable to the rise in the markets, as well as asset growth resulting from strong recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 31.1% to $13.5 million for the three months ended March 31, 2021 from $10.3 million during the comparable period in 2020. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2021, interest revenue decreased 20.3% to $124.4 million from $156.2 million in the comparable period in 2020. The decrease is primarily driven by the impact of lower interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended March 31, 2021, other income increased 28.6% to $21.0 million from $16.3 million in the comparable period in 2020. The increase is primarily attributable to improved investment gains and an increase in loan origination fees.

Interest expense – For the three months ended March 31, 2021, interest expense decreased 62.2% to $6.6 million from $17.5 million during the comparable period in 2020. The decrease in interest expense is primarily attributable to lower interest rates over the comparable period in 2020.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$962,258	$291	0.12%	$445,987	$1,225	1.10%
U.S. government agencies	4,002	21	2.10	3,863	21	2.17
State and municipal securities (tax-exempt) (1)	2,393	12	1.97	18,424	98	2.13
Mortgage-backed securities	905,906	3,266	1.44	1,094,197	5,964	2.18
Corporate fixed income securities	639,813	5,398	3.37	732,826	5,050	2.76
Asset-backed securities	4,724,638	21,255	1.80	4,538,494	37,004	3.26
Federal Home Loan Bank and other capital stock	40,730	227	2.23	59,649	599	4.02
Loans (2)
Securities-based loans	2,002,319	9,733	1.94	2,063,781	16,463	3.19
Commercial and industrial	4,573,558	39,500	3.45	3,560,337	37,976	4.27
Residential real estate	3,994,511	27,038	2.71	3,416,067	25,307	2.96
Commercial real estate	371,029	3,258	3.51	445,025	5,806	5.22
Home equity lines of credit	74,855	505	2.70	54,340	588	4.33
Construction and land	526,882	4,189	3.18	416,455	4,716	4.53
Other	38,171	219	2.30	29,289	275	3.75
Loans held for sale	534,383	2,797	2.09	374,539	3,989	4.26
Total interest-earning assets (3)	$19,395,448	$117,709	2.43%	$17,253,273	$145,081	3.36%
Cash and due from banks	19,442			15,573
Other non interest-earning assets	439,722			292,103
Total assets	$19,854,612			$17,560,949
Liabilities and stockholder's equity:
Deposits:
Money market	$16,897,826	$743	0.02%	$13,729,080	$3,429	0.10%
Time deposits	93,447	444	1.90	449,862	2,637	2.35
Demand deposits	637,544	96	0.06	1,148,628	3,325	1.16
Savings	788	—	0.05	50,289	178	1.41
Federal Home Loan Bank advances	15,778	11	0.29	590,549	2,353	1.59
Other borrowings	1,400	28	7.92	1,578	28	7.09
Total interest-bearing liabilities (3)	17,646,783	1,322	0.03%	15,969,986	11,950	0.30%
Non-interest-bearing liabilities	510,437			206,365
Other non-interest bearing liabilities	260,957			103,987
Total liabilities	18,418,177			16,280,338
Stockholder's equity	1,436,435			1,280,611
Total liabilities and stockholder's equity	$19,854,612			$17,560,949
Net interest income/spread		$116,387	2.40%		$133,131	3.06%
Net interest margin			2.40%			3.09%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2021 compared to the three month period ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$10,892	$(11,826)	$(934)
U.S. government agencies	3	(3)	—
State and municipal securities (tax-exempt) (1)	(80)	(6)	(86)
Mortgage-backed securities	(909)	(1,789)	(2,698)
Corporate fixed income securities	(453)	801	348
Asset-backed securities	1,586	(17,335)	(15,749)
Federal Home Loan Bank and other capital stock	(155)	(217)	(372)
Loans
Securities-based loans	(476)	(6,254)	(6,730)
Commercial and industrial	4,600	(3,076)	1,524
Residential real estate	3,530	(1,799)	1,731
Commercial real estate	(859)	(1,689)	(2,548)
Home equity lines of credit	28,824	(28,907)	(83)
Construction and land	4,267	(4,794)	(527)
Other	198	(254)	(56)
Loans held for sale	6,218	(7,410)	(1,192)
	$57,186	$(84,558)	$(27,372)
Interest expense:
Deposits:
Money market	$1,044	$(3,730)	$(2,686)
Time deposits	(1,770)	(423)	(2,193)
Demand deposits	(1,031)	(2,198)	(3,229)
Savings	(90)	(88)	(178)
Federal Home Loan Bank advances	(1,271)	(1,071)	(2,342)
Other borrowings	(9)	9	—
	$(3,127)	$(7,501)	$(10,628)

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

For the three months ended March 31, 2021, interest revenue of $117.7 million was generated from average interest-earning assets of $19.4 billion at an average interest rate of 2.43%. Interest revenue of $145.1 million for the comparable period in 2020 was generated from average interest-earning assets of $17.3 billion at an average interest rate of 3.36%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended March 31, 2021, interest expense of $1.3 million was incurred from average interest-bearing liabilities of $17.6 billion at an average interest rate of 0.03%. Interest expense of $12.0 million for the comparable period in 2020 was incurred from average interest-bearing liabilities of $16.0 billion at an average interest rate of 0.30%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2021, Global Wealth Management non-interest expenses increased 5.0% to $408.3 million from $388.8 million for the comparable period in 2020.

Compensation and benefits – For the three months ended March 31, 2021, compensation and benefits expense increased 12.9% to $336.7 million from $298.4 million during the comparable period in 2020. The increase over the comparable period in 2020 is principally due to increased variable compensation as a result of strong revenue growth. Compensation and benefits expense as a percentage of net revenues was 53.3% for the three months ended March 31, 2021, compared to 51.2% for the comparable period in 2020.

Occupancy and equipment rental – For the three months ended March 31, 2021, occupancy and equipment rental expense increased 12.6% to $34.1 million from $30.3 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – For the three months ended March 31, 2021, communications and office supplies expense decreased 6.0% to $14.4 million from $15.3 million during the comparable period in 2020. The decrease is primarily attributable to lower telecommunication costs.

Commissions and floor brokerage – For the three months ended March 31, 2021, commissions and floor brokerage expense increased 23.1% to $6.5 million from $5.3 million during the comparable period in 2020. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Provision for credit losses – For the three months ended March 31, 2021, provision for credit losses decreased to a credit of $5.3 million from $16.1 million during the comparable period in 2020. The decrease is primarily attributable to the release of the allowance for credit losses driven by improvements in the outlook for macroeconomic conditions, partially offset by an increase in the allowance for loan losses as a result of loan growth.

Other operating expenses – For the three months ended March 31, 2021, other operating expenses decreased 7.1% to $21.9 million from $23.5 million during the comparable period in 2020. The decrease is primarily attributable to a decrease in settlement costs, as well as lower travel, entertainment, and conference-related expenses. These decreases were partially offset by higher professional fees and insurance costs.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2021, income before income taxes increased 15.0% to $223.2 million from $194.2 million during the comparable period in 2020.

For the three months ended March 31, 2021, profit margins (income before income taxes as a percent of net revenues) have increased to 35.3% from 33.3% during the comparable period in 2020.

Results of Operations – Institutional Group

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$66,109	$74,198	(10.9)	13.1%	22.3%
Principal transactions	111,407	95,685	16.4	22.0	28.8
Brokerage revenues	177,516	169,883	4.5	35.1	51.1
Capital raising	195,257	93,082	109.8	38.6	28.0
Advisory fees	130,482	76,053	71.6	25.8	22.9
Investment banking	325,739	169,135	92.6	64.4	50.9
Interest	3,815	5,013	(23.9)	0.8	1.5
Other income	1,851	(7,470)	n/m	0.3	(2.2)
Total revenues	508,921	336,561	51.2	100.6	101.3
Interest expense	2,840	4,323	(34.3)	0.6	1.3
Net revenues	506,081	332,238	52.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	301,624	205,988	46.4	59.6	62.0
Occupancy and equipment rental	16,846	16,690	0.9	3.3	5.0
Communication and office supplies	22,985	21,304	7.9	4.5	6.4
Commissions and floor brokerage	9,242	9,592	(3.6)	1.8	2.9
Other operating expenses	38,196	36,924	3.4	7.6	11.1
Total non-interest expenses	388,893	290,498	33.9	76.8	87.4
Income before income taxes	$117,188	$41,740	180.8	23.2%	12.6%

NET REVENUES

For the three months ended March 31, 2021, Institutional Group net revenues increased 52.3% to a record $506.1 million from $332.2 million for the comparable period in 2020. The increase in net revenues was primarily attributable to an increase in investment banking revenues and principal transaction revenues, partially offset by a decrease in commission revenues. The segment’s performance continues to benefit from strong market activity, recent investments in our business, and contributions from Canada and Europe.

Commissions – For the three months ended March 31, 2021, commission revenues decreased 10.9% to $66.1 million from $74.2 million in the comparable period in 2020.

Principal transactions – For the three months ended March 31, 2021, principal transactions revenues increased 16.4% to $111.4 million from $95.7 million in the comparable period in 2020. The increase is primarily attributable to strong client engagement and market volatility, as well as an increase in trading gains.

Brokerage revenues – For the three months ended March 31, 2021, institutional brokerage revenues increased 4.5% to $177.5 million from $169.9 million in the comparable period in 2020. Brokerage revenues were impacted by higher trading volumes due to market volatility.

For the three months ended March 31, 2021, equity institutional brokerage revenues increased 12.7% to $79.1 million from $70.2 million during the comparable period in 2020. The increase is primarily attributable to higher trading volumes due to market volatility, partially offset by a continued migration from active to passive management strategies.

For the three months ended March 31, 2021, fixed income institutional brokerage revenues decreased 1.3% to $98.4 million from $99.7 million in the comparable period in 2020.

Investment banking – For the three months ended March 31, 2021, investment banking revenues increased 92.6% to $325.7 million from $169.1 million during the comparable period in 2020. The increase is primarily attributable to increases in fixed income and equity capital raising revenues and advisory fees.

For the three months ended March 31, 2021, capital raising revenues increased 109.8% to $195.3 million from $93.1 million in the comparable period in 2020.

For the three months ended March 31, 2021, equity capital raising revenues increased 144.9% to $147.4 million from $60.2 million during the comparable period in 2020. The increase is primarily attributable to an increase in deals compared to the prior year.

For the three months ended March 31, 2021, fixed income capital raising revenues increased 45.5% to $47.8 million from $32.9 million during the comparable period in 2020. The increase is primarily attributable to an increase in the municipal bond origination business, which has rebounded from the challenging market conditions in the first quarter of 2020. In addition, there has been an increase in our corporate debt issuance business.

For the three months ended March 31, 2021, advisory fee revenues increased 71.6% to $130.5 million from $76.1 million in the comparable period in 2020. The growth is primarily attributable to an increase in completed advisory transactions during the first quarter of 2021 compared with lower volumes during the comparable period in 2020 as a result of the economic slow-down due to the pandemic.

Interest income – For the three months ended March 31, 2021, interest decreased 23.9% to $3.8 million from $5.0 million in the comparable period in 2020. The decrease is primarily attributable to lower interest rates and lower inventory levels.

Other income – For the three months ended March 31, 2021, other income increased to $1.9 million from a loss of $7.5 million in the comparable period in 2020. The increase is primarily attributable to improved investment gains over the comparable period in 2020.

Interest expense – For the three months ended March 31, 2021, interest expense decreased 34.3% to $2.8 million from $4.3 million in the comparable period in 2020. The decrease is primarily attributable to lower interest rates and a decrease in inventory levels.

NON-INTEREST EXPENSES

For the three months ended March 31, 2021, Institutional Group non-interest expenses increased 33.9% to $388.9 million from $290.5 million for the comparable period in 2020.

Compensation and benefits – For the three months ended March 31, 2021, compensation and benefits expense increased 46.4% to $301.6 million from $206.0 million during the comparable period in 2020.

Compensation and benefits expense as a percentage of net revenues was 59.6% for the three months ended March 31, 2021, compared to 62.0% for the comparable period in 2020.

Occupancy and equipment rental – For the three months ended March 31, 2021, occupancy and equipment rental expense increased 0.9% to $16.8 million from $16.7 million during the comparable period in 2020. The increase is attributable to higher data processing costs, partially offset by lower occupancy costs.

Communications and office supplies – For the three months ended March 31, 2021, communications and office supplies expense increased 7.9% to $23.0 million from $21.3 million during the comparable period in 2020. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2021, commissions and floor brokerage expense decreased 3.6% to $9.2 million from $9.6 million during the comparable period in 2020. The decrease is primarily attributable to lower ECN trading costs.

Other operating expenses – For the three months ended March 31, 2021, other operating expenses increased 3.4% to $38.2 million from $36.9 million during the comparable period in 2020. The increase is primarily attributable to higher investment banking gross-up costs, which is attributable to an increase in investment banking revenues, partially offset by partially offset by lower travel, entertainment, and conference-related expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2021, income before income taxes for the Institutional Group segment increased 180.8% to $117.2 million from $41.7 million during the comparable period in 2020.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 23.2% for the three months ended March 31, 2021 from 12.6% during the comparable period in 2020 as a result of strong revenue growth, partially offset by an increase in expenses.

Results of Operations – Other Segment

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Net revenues	$(2,787)	$(2,160)	(29.0)
Non-interest expenses:
Compensation and benefits	59,569	72,821	(18.2)
Other operating expenses	50,171	45,820	9.5
Total non-interest expenses	109,740	118,641	(7.5)
Loss before income taxes	$(112,527)	$(120,801)	(6.8)%

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

	Three Months Ended March 31,
	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$6,174	$6,427	(3.9)
Other operating expenses	9,064	6,905	31.3
Total non-interest expenses	$15,238	$13,332	14.3%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$53,395	$66,394	(19.6)
Other operating expenses	41,107	38,915	5.6
Total non-interest expenses	$94,502	$105,309	(10.3)%

Non-interest expenses for the three months ended March 31, 2021 decreased 10.3% from the comparable period in 2020. The decrease consisted of a 19.6% decrease in compensation and benefits and a 5.6% increase in other operating expenses.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2021, our total assets increased 5.8% to $28.1 billion from $26.6 billion at December 31, 2020. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2021, our liabilities were comprised primarily of deposits of $18.7 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.4 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $885.7 million at our broker-dealer subsidiaries, and accrued employee compensation of $399.0 million. To meet our obligations to clients and operating needs, we had $1.4 billion in cash and cash equivalents at March 31, 2021. We also had highly liquid assets consisting of held-to-maturity securities of $4.8 billion, available-for-sale securities of $2.2 billion, client brokerage receivables of $1.2 billion, and financial instruments of $981.3 million.

Cash Flow

Cash, cash equivalents, and restricted cash decreased $853.8 million to $1.4 billion at March 31, 2021, from $2.3 billion at December 31, 2020. Operating activities used cash of $520.2 million. Investing activities used cash of $1.7 billion due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $1.3 billion principally due to an increase in bank deposits and securities loaned, partially offset by an increase in tax payments related to shares withheld for stock-based compensation, share repurchases, and dividends paid on our common and preferred stock.

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

As of March 31, 2021, we had $28.1 billion in assets, $10.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2021	December 31, 2020	Average Conversion
Cash and cash equivalents	$1,425,511	$2,279,274
Receivables from brokers, dealers, and clearing organizations	562,432	549,492	5 days
Securities purchased under agreements to resell	470,025	217,930	1 day
Financial instruments owned at fair value	967,005	682,744	3 days
Available-for-sale securities at fair value	2,190,128	2,230,297	3 days
Held-to-maturity securities at amortized cost	4,761,401	4,117,384	4 days
Investments	48,477	42,429	10 days
Total cash and assets readily convertible to cash	$10,424,979	$10,119,550

As of March 31, 2021 and December 31, 2020, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2021		December 31, 2020
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$139,794	$—	$155,081	$—
Financial instruments owned at fair value	208,228	208,228	190,955	190,955
Investment portfolio (AFS & HTM)	—	1,562,306	—	1,764,421
	$348,022	$1,770,534	$346,036	$1,955,376

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2021, the maximum number of shares that may yet be purchased under this plan was 13.0 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements, and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions, and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. These liquidity risk management practices have allowed us to effectively manage the market stress from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 44.

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

At March 31, 2021, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2021, available cash and highly liquid investments comprised approximately 22% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.4 billion of cash and cash equivalents at March 31, 2021, compared to $2.3 billion at December 31, 2020. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.2 billion in available-for-sale investment securities at March 31, 2021, compared to $2.2 billion at December 31, 2020. As of March 31, 2021, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding sources. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”).

As of March 31, 2021, we had $18.7 billion in deposits compared to $17.4 billion at December 31, 2020. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at March 31, 2021, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $50.0 million during the three months ended March 31, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the three months ended March 31, 2021 on these advances was 0.29%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2021, there were no Federal Home Loan advances.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At March 31, 2021, we had no advances on the $200.0 million revolving credit facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Stifel, our broker-dealer subsidiary, has a 364-day Credit Agreement (“Stifel Credit Facility”) with a maturity date of June 2021 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300.0 million at variable rates of interest. At March 31, 2021, we had no advances on the Stifel Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.4 billion at March 31, 2021 and $64.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2021, there were no outstanding FHLB advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.0 billion with the Fed’s discount window at March 31, 2021. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $16.8 billion at March 31, 2021.

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

Use of Capital Resources

We have paid $30.7 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2021. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2021, and the years ended December 31, 2022, 2023, 2024, 2025, and thereafter are $98.7 million, $100.8 million, $91.0 million, $77.2 million, $57.5 million, and $175.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At March 31, 2021, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.5 million, of which 16.8 million were unvested. At March 31, 2021, there was unrecognized compensation cost for deferred awards of approximately $666.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2021, and the years ended December 31, 2022, 2023, 2024, 2025, and thereafter are $135.9 million, $166.2 million, $135.3 million, $107.1 million, $69.0 million, and $52.6 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At March 31, 2021, Stifel had net capital of $570.3 million, which was 39.8% of aggregate debit items and $541.6 million in excess of its minimum required net capital. At March 31, 2021, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2021, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2021, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At March 31, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For more information, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material updates to our critical accounting policies and estimates as disclosed in the MD&A of the Company's Annual Report on Form 10-K.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have been affected, and expect to continue to be affected, by market stress resulting from the COVID-19 pandemic that began in the first quarter of 2020. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 44.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2021, and the daily VaR at March 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended March 31, 2021			VAR Calculation at
	High	Low	Daily Average	March 31, 2021	December 31, 2020
Daily VaR	$24,762	$3,483	$12,708	$9,484	$8,435

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

The following table illustrates the estimated change in net interest margin at March 31, 2021, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	39.0%
+100	19.3
0	—
-100	(5.7)
-200	(6.9)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2021 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$7,800,233	$910,476	$2,577,952	$1,392,043
Securities	5,061,450	387,410	822,605	692,343
Interest-bearing cash	583,693	—	—	—
	$13,445,376	$1,297,886	$3,400,557	$2,084,386
Interest-bearing liabilities:
Transaction accounts and savings	$18,147,728	$—	$—	$—
Certificates of deposit	24,721	12,960	27,291	—
	$18,172,449	$12,960	$27,291	$—
GAP	(4,727,073)	1,284,926	3,373,266	2,084,386
Cumulative GAP	$(4,727,073)	$(3,442,147)	$(68,881)	$2,015,505

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion, and the fair value of the collateral that had been sold or repledged was $208.2 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2021 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2021.

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2020. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2021. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 - 31, 2021	—	$—	—	13,253,067
February 1 - 28, 2021	98,618	59.25	98,618	13,154,449
March 1 - 31, 2021	106,200	64.38	106,200	13,048,249
	204,818	$61.91	204,818

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2021, the maximum number of shares that may yet be purchased under this plan was 13.0 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1

Form of restricted cash award agreement under the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 2, 2021.

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

101 104

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (vi) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

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

Date:  May 6, 2021