Form 10-Q
period 2021-06-30
STIFEL FINANCIAL CORP
filed 2021-08-05
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - August 2, 2021
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	104,787,828
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series A (SF-PA)	New York Stock Exchange	6,000
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2021	December 31, 2020
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$1,361,521	$2,279,274
Cash segregated for regulatory purposes	144,587	172,932
Receivables:
Brokerage clients, net	1,331,762	936,500
Brokers, dealers, and clearing organizations	687,067	549,492
Securities purchased under agreements to resell	622,930	217,930
Financial instruments owned, at fair value	1,245,013	694,028
Available-for-sale securities, at fair value	2,280,157	2,230,297
Held-to-maturity securities, at amortized cost	4,987,612	4,117,384
Loans:
Held for investment, net	12,770,941	11,006,760
Held for sale, at lower of cost or market	394,017	551,248
Investments, at fair value	110,165	113,862
Fixed assets, net	166,557	167,915
Operating lease right-of-use assets, net	763,793	793,181
Goodwill	1,182,313	1,181,998
Intangible assets, net	132,505	140,984
Loans and advances to financial advisors and other employees, net	593,879	596,993
Deferred tax assets, net	118,023	136,477
Other assets	851,922	716,999
Total assets	$29,744,764	$26,604,254

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	June 30, 2021	December 31, 2020
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$999,647	$1,063,937
Brokers, dealers, and clearing organizations	425,148	177,937
Drafts	84,888	117,737
Securities sold under agreements to repurchase	407,246	190,955
Bank deposits	19,608,800	17,396,497
Financial instruments sold, but not yet purchased, at fair value	848,910	437,978
Accrued compensation	576,148	638,298
Accounts payable and accrued expenses	1,112,246	1,169,740
Senior notes	1,112,941	1,112,409
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	25,235,974	22,365,488

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 21,400 shares	535,000	535,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,661,694 and 111,661,621 shares, respectively	16,749	16,749
Additional paid-in-capital	1,846,986	1,888,982
Retained earnings	2,365,907	2,078,135
Accumulated other comprehensive income	27,266	27,639
Treasury stock, at cost, 6,796,573 and 8,512,584 shares, respectively	(283,118)	(307,739)
Total equity	4,508,790	4,238,766
Total liabilities and equity	$29,744,764	$26,604,254

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Commissions	$195,579	$177,028	$409,193	$388,126
Principal transactions	152,597	166,017	317,603	304,683
Investment banking	376,443	217,035	715,731	396,503
Asset management and service fees	295,869	198,939	574,016	436,714
Interest	133,591	128,368	261,131	289,545
Other income	13,235	21,514	38,869	30,721
Total revenues	1,167,314	908,901	2,316,543	1,846,292
Interest expense	14,178	13,084	28,618	37,441
Net revenues	1,153,136	895,817	2,287,925	1,808,851
Non-interest expenses:
Compensation and benefits	692,054	547,174	1,389,968	1,124,353
Occupancy and equipment rental	70,971	66,264	143,003	132,337
Communications and office supplies	41,308	43,046	83,133	84,170
Commissions and floor brokerage	13,977	15,177	29,680	30,019
Provision for credit losses	(9,652)	19,210	(14,904)	35,278
Other operating expenses	80,453	61,986	165,128	144,628
Total non-interest expenses	889,111	752,857	1,796,008	1,550,785
Income from operations before income tax expense	264,025	142,960	491,917	258,066
Provision for income taxes	65,948	35,073	120,825	63,590
Net income	198,077	107,887	371,092	194,476
Preferred dividends	8,289	4,843	16,578	9,687
Net income available to common shareholders	$189,788	$103,044	$354,514	$184,789

Earnings per common share:
Basic	$1.76	$0.97	$3.29	$1.74
Diluted	$1.60	$0.92	$3.00	$1.63

Cash dividends declared per common share	$0.15	$0.11	$0.30	$0.22

Weighted-average number of common shares outstanding:
Basic	107,837	105,791	107,795	106,358
Diluted	118,602	111,581	118,279	113,477

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income	$198,077	$107,887	$371,092	$194,476
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	17,552	76,571	(5,118)	3,344
Changes in unrealized gains on cash flow hedging instruments (3)	—	4,023	—	2,317
Foreign currency translation adjustment	2,409	(156)	4,745	(9,978)
Total other comprehensive income/(loss), net of tax	19,961	80,438	(373)	(4,317)
Comprehensive income	$218,038	$188,325	$370,719	$190,159

(1)

Net of tax expense of $6.6 million and $26.1 million for the three months ended June 30, 2021 and 2020, respectively. Net of tax benefit of $0.2 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

(2)	There were no reclassifications to earnings for the three and six months ended June 30, 2021. Reclassifications to earnings were immaterial for the three and six months ended June 30, 2020.
(3)	Reclassifications to earnings were immaterial for the three and six months ended June 30, 2021 and 2020.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
($ in thousands, except per share amounts)	2021	2020
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$535,000	$310,000
Issuance of preferred stock	—	225,000
Balance, end of period	535,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,814,616	1,832,367
Unit amortization, net of forfeitures	29,434	26,817
Distributions under employee plans	2,927	(4,416)
Issuance of preferred stock	—	(7,020)
Other	9	(140)
Balance, end of period	1,846,986	1,847,608
Retained earnings:
Balance, beginning of period	2,202,701	1,728,911
Net income	198,077	107,887
Dividends declared:
Common	(18,834)	(14,022)
Preferred	(8,289)	(4,843)
Distributions under employee plans	(7,559)	(794)
Other	(189)	1,196
Balance, end of period	2,365,907	1,818,335
Accumulated other comprehensive income/(loss):
Balance, beginning of period	7,305	(96,460)
Unrealized gains on securities, net of tax	17,552	76,571
Unrealized gains on cash flow hedging activities, net of tax	—	4,023
Foreign currency translation adjustment, net of tax	2,409	(156)
Balance, end of period	27,266	(16,022)
Treasury stock, at cost:
Balance, beginning of period	(257,499)	(321,241)
Distributions under employee plans	3,350	3,988
Common stock repurchased	(28,969)	(357)
Balance, end of period	(283,118)	(317,610)
Total Shareholders' Equity	$4,508,790	$3,884,060

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
($ in thousands, except per share amounts)	2021	2020
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$535,000	$310,000
Issuance of preferred stock	—	225,000
Balance, end of period	535,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,888,982	1,903,703
Unit amortization, net of forfeitures	64,245	60,616
Distributions under employee plans	(106,297)	(109,986)
Issuance of preferred stock	—	(7,020)
Dividends declared to equity-award holders	—	350
Other	56	(55)
Balance, end of period	1,846,986	1,847,608
Retained earnings:
Balance, beginning of period	2,078,135	1,715,704
Net income	371,092	194,476
Dividends declared:
Common	(37,304)	(28,938)
Preferred	(16,578)	(9,687)
Distributions under employee plans	(29,146)	(47,511)
Cumulative adjustments for accounting changes	—	(7,772)
Other	(292)	2,063
Balance, end of period	2,365,907	1,818,335
Accumulated other comprehensive income/(loss):
Balance, beginning of period	27,639	(11,705)
Unrealized gains/(losses) on securities, net of tax	(5,118)	3,344
Unrealized gains on cash flow hedging activities, net of tax	—	2,317
Foreign currency translation adjustment, net of tax	4,745	(9,978)
Balance, end of period	27,266	(16,022)
Treasury stock, at cost:
Balance, beginning of period	(307,739)	(319,660)
Distributions under employee plans	65,628	58,567
Common stock repurchased	(41,007)	(56,517)
Balance, end of period	(283,118)	(317,610)
Total Stifel Financial Corp. Shareholders' Equity	4,508,790	3,884,060
Non-controlling interests:
Balance, beginning of period	—	54,999
Deconsolidation of non-controlling interest	—	(54,999)
Balance, end of period	—	—
Total Shareholders' Equity	$4,508,790	$3,884,060

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$371,092	$194,476
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	21,680	19,235
Amortization of loans and advances to financial advisors and other employees	55,281	51,663
Amortization of premium on investment portfolio	8,907	11,119
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	(14,904)	36,142
Amortization of intangible assets	8,759	9,760
Deferred income taxes	20,758	2,756
Stock-based compensation	58,571	55,223
Losses on sale of investments	553	27,758
Other, net	37,985	(8,203)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(395,262)	317,963
Brokers, dealers, and clearing organizations	(137,575)	44,332
Securities purchased under agreements to resell	(405,000)	(61,758)
Financial instruments owned, including those pledged	(550,985)	126,714
Loans originated as held for sale	(1,185,385)	(1,200,104)
Proceeds from mortgages held for sale	1,532,485	1,149,623
Loans and advances to financial advisors and other employees	(52,624)	(70,474)
Other assets	(140,630)	54,522
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(64,290)	242,006
Brokers, dealers, and clearing organizations	93,099	66,753
Drafts	(32,849)	(29,437)
Financial instruments sold, but not yet purchased	410,932	(64,530)
Other liabilities and accrued expenses	(76,587)	(75,538)
Net cash provided by/(used in) operating activities	$(435,989)	$900,001

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2021	2020
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, and maturities of available-for-sale securities	$239,846	$681,961
Calls and principal paydowns of held-to-maturity securities	1,002,163	155,461
Sale or maturity of investments	17,581	2,252
Disposition of business	—	37,000
Increase in loans held for investment, net	(1,975,039)	(875,299)
Payments for:
Purchase of fixed assets	(25,835)	(58,959)
Purchase of available-for-sale securities	(619,446)	(601,660)
Purchase of held-to-maturity securities	(1,558,941)	(384,700)
Purchase of investments	(9,055)	(12,900)
Acquisitions, net of cash received	(315)	(280)
Net cash used in investing activities	(2,929,041)	(1,057,124)
Cash Flows From Financing Activities:
Proceeds from Federal Home Loan Bank advances, net	—	73,000
Payment of contingent consideration	(11,313)	(21,741)
Increase/(decrease) in securities sold under agreements to repurchase	216,291	(171,746)
Increase in bank deposits, net	2,212,303	970,240
Increase/(decrease) in securities loaned	154,112	(480,133)
Tax payments related to shares withheld for stock-based compensation plans	(68,008)	(69,574)
Proceeds from preferred stock issuance, net	—	217,980
Proceeds from issuance of senior notes, net	—	394,314
Repurchase of common stock	(41,007)	(56,517)
Cash dividends on preferred stock	(16,578)	(9,687)
Cash dividends paid to common stock and equity-award holders	(31,613)	(23,131)
Cash paid to employees upon settlement of equity awards	—	(27,102)
Net cash provided by financing activities	2,414,187	795,903
Effect of exchange rate changes on cash	4,745	(9,978)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	(946,098)	628,802
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,452,206	1,273,970
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,506,108	$1,902,772
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$169,409	$19,528
Cash paid for interest	31,634	47,650
Noncash financing activities:
Unit grants, net of forfeitures	135,393	113,268

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,361,521	$2,279,274
Cash segregated for regulatory purposes	144,587	172,932
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,506,108	$2,452,206

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2021 and December 31, 2020, included (in thousands):

	June 30, 2021	December 31, 2020
Deposits paid for securities borrowed	$356,551	$313,131
Receivables from clearing organizations	252,866	229,070
Securities failed to deliver	77,650	7,291
	$687,067	$549,492

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2021 and December 31, 2020, included (in thousands):

	June 30, 2021	December 31, 2020
Deposits received from securities loaned	$299,236	$145,124
Payable to clearing organizations	68,929	25,540
Securities failed to receive	56,983	7,273
	$425,148	$177,937

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

The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, fixed income and equity securities infrequently traded, state and municipal securities, sovereign debt, and asset-backed securities, which primarily include collateralized loan obligations.

We have identified Level 3 financial instruments to include loans and certain asset-backed securities with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$8,493	$—	$34,192	$—
Mutual funds	6,888	—	7,152	—
Partnership interests	10,711	6,459	3,744	2,520
Private equity funds	2,130	1,203	1,489	1,203
Total	$28,222	$7,662	$46,577	$3,723

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income and equity securities, sovereign debt securities, and state and municipal securities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, are presented below (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$19,998	$19,998	$—	$—
U.S. government agency securities	171,470	—	171,470	—
Agency mortgage-backed securities	389,828	—	389,828	—
Asset-backed securities	25,780	—	23,965	1,815
Corporate securities:
Fixed income securities	377,349	700	376,649	—
Equity securities	102,567	100,865	1,702	—
Sovereign debt	26,375	—	26,375	—
State and municipal securities	106,967	—	106,967	—
Loans	22,839	—	—	22,839
Other	1,840	—	1,840	—
Total financial instruments owned	1,245,013	121,563	1,098,796	24,654
Available-for-sale securities:
U.S. government agency securities	3,180	—	3,180	—
State and municipal securities	2,430	—	2,430	—
Mortgage-backed securities:
Agency	1,011,876	—	1,011,876	—
Commercial	80,561	—	80,561	—
Non-agency	1,752	—	1,752	—
Corporate fixed income securities	809,569	—	809,569	—
Asset-backed securities	370,789	—	370,789	—
Total available-for-sale securities	2,280,157	—	2,280,157	—
Investments:
Corporate equity securities	26,137	17,382	1	8,754
Auction rate securities	12,959	—	—	12,959
Other	51,340	10,568	6,106	34,666
Investments in funds and partnerships measured at NAV	19,729
Total investments	110,165	27,950	6,107	56,379
Cash equivalents measured at NAV	8,493
	$3,643,828	$149,513	$3,385,060	$81,033

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$370,149	$370,149	$—	$—
U.S. government agency securities	60,502	—	60,502	—
Agency mortgage-backed securities	188,946	—	188,946	—
Corporate securities:
Fixed income securities	175,477	137	175,340	—
Equity securities	40,931	39,972	959	—
Other (1)	12,905	—	12,905	—
Total financial instruments sold, but not yet purchased	$848,910	$410,258	$438,652	$—
(1)	Includes sovereign debt and state and municipal securities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, are presented below (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$46,900	$46,900	$—	$—
U.S. government agency securities	56,450	—	56,450	—
Agency mortgage-backed securities	216,434	—	216,434	—
Corporate securities:
Fixed income securities	194,575	4,474	190,101	—
Equity securities	67,593	62,979	4,614	—
State and municipal securities	96,150	—	96,150	—
Other (1)	15,926	—	4,642	11,284
Total financial instruments owned	694,028	114,353	568,391	11,284
Available-for-sale securities:
U.S. government agency securities	4,361	—	4,361	—
State and municipal securities	2,453	—	2,453	—
Mortgage-backed securities:
Agency	793,410	—	793,410	—
Commercial	95,613	—	95,613	—
Non-agency	4,569	—	4,569	—
Corporate fixed income securities	631,758	—	631,758	—
Asset-backed securities	698,133	—	698,133	—
Total available-for-sale securities	2,230,297	—	2,230,297	—
Investments:
Corporate equity securities	29,496	29,496	—	—
Auction rate securities	12,933	—	—	12,933
Other	59,048	10,342	6,593	42,113
Investments in funds and partnerships measured at NAV	12,385
Total investments	113,862	39,838	6,593	55,046
Cash equivalents measured at NAV	34,192
	$3,072,379	$154,191	$2,805,281	$66,330

(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$91,974	$91,974	$—	$—
Agency mortgage-backed securities	141,227	—	141,227	—
Corporate securities:
Fixed income securities	162,626	4,094	158,532	—
Equity securities	30,848	30,848	—	—
Other (2)	11,303	—	11,303	—
Total financial instruments sold, but not yet purchased	$437,978	$126,916	$311,062	$—

(2)	Includes sovereign debt and state and municipal securities.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2021 (in thousands):

		Three Months Ended June 30, 2021
	Financial instruments owned		Investments
	Asset-backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at March 31, 2021	$9	$14,268	$2,000	$12,959	$41,828
Unrealized losses	(3,000)	(27)	—	—	(232)
Realized gains	7,361	—	—	—	—
Purchases	76	8,598	1,000	—	—
Redemptions	(9,561)	—	—	—	—
Transfers into Level 3	—	—	5,754	—	—
Category transfers	6,930	—	—	—	(6,930)
Net change	1,806	8,571	6,754	—	(7,162)
Balance at June 30, 2021	$1,815	$22,839	$8,754	$12,959	$34,666

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2021 (in thousands):

	Six Months Ended June 30, 2021
	Financial instruments owned		Investments
	Asset-backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2020	$9	$11,275	$—	$12,933	$42,113
Unrealized gains/(losses)	(3,000)	(48)	—	26	(517)
Realized gains	7,361	—	—	—	—
Purchases	76	11,612	3,000	—	—
Redemptions	(9,561)	—	—	—	—
Transfers into Level 3	—	—	5,754	—	—
Category transfers	6,930	—	—	—	(6,930)
Net change	1,806	11,564	8,754	26	(7,447)
Balance at June 30, 2021	$1,815	$22,839	$8,754	$12,959	$34,666

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2021, relating to Level 3 assets still held at June 30, 2021, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2021 and December 31, 2020, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,361,521	$1,361,521	$2,279,274	$2,279,274
Cash segregated for regulatory purposes	144,587	144,587	172,932	172,932
Securities purchased under agreements to resell	622,930	622,930	217,930	217,930
Financial instruments owned	1,245,013	1,245,013	694,028	694,028
Available-for-sale securities	2,280,157	2,280,157	2,230,297	2,230,297
Held-to-maturity securities	4,987,612	4,992,139	4,117,384	4,107,960
Bank loans	12,770,941	12,808,962	11,006,760	11,088,058
Loans held for sale	394,017	394,017	551,248	551,248
Investments	110,165	110,165	113,862	113,862
Financial liabilities:
Securities sold under agreements to repurchase	$407,246	$407,246	$190,955	$190,955
Bank deposits	19,608,800	19,420,005	17,396,497	17,192,722
Financial instruments sold, but not yet purchased	848,910	848,910	437,978	437,978
Senior notes	1,112,941	1,243,851	1,112,409	1,265,669
Debentures to Stifel Financial Capital Trusts	60,000	45,174	60,000	41,071

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,353,028	$1,353,028	$—	$—
Cash segregated for regulatory purposes	144,587	144,587	—	—
Securities purchased under agreements to resell	622,930	379,935	242,995	—
Held-to-maturity securities	4,992,139	—	4,825,661	166,478
Bank loans	12,808,962	—	12,808,962	—
Loans held for sale	394,017	—	394,017	—
Financial liabilities:
Securities sold under agreements to repurchase	$407,246	$—	$407,246	$—
Bank deposits	19,420,005	—	19,420,005	—
Senior notes	1,243,851	1,243,851	—	—
Debentures to Stifel Financial Capital Trusts	45,174	—	—	45,174

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,245,082	$2,245,082	$—	$—
Cash segregated for regulatory purposes	172,932	172,932	—	—
Securities purchased under agreements to resell	217,930	164,094	53,836	—
Held-to-maturity securities	4,107,960	—	3,943,944	164,016
Bank loans	11,088,058	—	11,088,058	—
Loans held for sale	551,248	—	551,248	—
Financial liabilities:
Securities sold under agreements to repurchase	$190,955	$—	$190,955	$—
Bank deposits	17,192,722	—	17,192,722	—
Senior notes	1,265,669	1,265,669	—	—
Debentures to Stifel Financial Capital Trusts	41,071	—	—	41,071

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2021 and December 31, 2020.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2021 and December 31, 2020 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2021 and December 31, 2020 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021	December 31, 2020
Financial instruments owned:
U.S. government securities	$19,998	$46,900
U.S. government agency securities	171,470	56,450
Agency mortgage-backed securities	389,828	216,434
Asset-backed securities	25,780	3,394
Corporate securities:
Fixed income securities	377,349	194,575
Equity securities	102,567	67,593
Sovereign debt	26,375	1,150
State and municipal securities	106,967	96,150
Loans	22,839	11,275
Other	1,840	107
	$1,245,013	$694,028
Financial instruments sold, but not yet purchased:
U.S. government securities	$370,149	$91,974
U.S. government agency securities	60,502	—
Agency mortgage-backed securities	188,946	141,227
Corporate securities:
Fixed income securities	175,477	162,626
Equity securities	40,931	30,848
Other (1)	12,905	11,303
	$848,910	$437,978
(1)	Includes sovereign debt and state and municipal securities.

At June 30, 2021 and December 31, 2020, financial instruments owned in the amount of $430.0 million and $194.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$3,148	$32	$—	$3,180
State and municipal securities	2,384	46	—	2,430
Mortgage-backed securities:
Agency	1,000,745	14,825	(3,694)	1,011,876
Commercial	77,413	3,171	(23)	80,561
Non-agency	1,754	—	(2)	1,752
Corporate fixed income securities	787,357	22,851	(639)	809,569
Asset-backed securities	368,826	3,715	(1,752)	370,789
	$2,241,627	$44,640	$(6,110)	$2,280,157
Held-to-maturity securities (2)
Asset-backed securities	$4,987,612	$10,399	$(5,872)	$4,992,139

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,293	$68	$—	$4,361
State and municipal securities	2,395	58	—	2,453
Mortgage-backed securities:
Agency	777,025	16,401	(16)	793,410
Commercial	91,237	4,376	—	95,613
Non-agency	4,550	28	(9)	4,569
Corporate fixed income securities	604,662	27,096	—	631,758
Asset-backed securities	700,177	3,522	(5,566)	698,133
	$2,184,339	$51,549	$(5,591)	$2,230,297
Held-to-maturity securities (2)
Asset-backed securities	$4,117,384	$8,111	$(17,535)	$4,107,960

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2021, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at June 30, 2021 and December 31, 2020 was $27.0 million and $26.0 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

During the first quarter of 2021, we transferred $312.9 million of certain asset-backed securities from available-for-sale to held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

There were no sales of available-for-sale securities during the six months ended June 30, 2021. For the three and six months ended June 30, 2020, we received proceeds of $203.6 million and $491.9 million, respectively, from the sale of available-for-sale securities, which resulted in a realized gain of $0.2 million and a realized loss of $0.5 million for the three and six months ended June 30, 2020, respectively.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at June 30, 2021 and December 31, 2020 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$110,790	$111,102	$143,462	$144,362
After one year through three years	200,105	206,467	134,040	137,625
After three years through five years	155,783	165,832	247,907	266,139
After five years through ten years	454,812	462,396	429,921	435,111
After ten years	1,320,137	1,334,360	1,229,009	1,247,060
	$2,241,627	$2,280,157	$2,184,339	$2,230,297
Held-to-maturity securities
After three years through five years	$—	$—	$17,460	$17,460
After five years through ten years	2,127,088	2,123,921	1,932,439	1,926,425
After ten years	2,860,524	2,868,218	2,167,485	2,164,075
	$4,987,612	$4,992,139	$4,117,384	$4,107,960

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2021, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$2,773	$407	$—	$—	$3,180
State and municipal securities	—	—	2,430	—	2,430
Mortgage-backed securities:
Agency	7	205	70,070	941,594	1,011,876
Commercial	3,765	4	—	76,792	80,561
Non-agency	1,130	—	—	622	1,752
Corporate fixed income securities	103,427	371,683	334,459	—	809,569
Asset-backed securities	—	—	55,437	315,352	370,789
	$111,102	$372,299	$462,396	$1,334,360	$2,280,157
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,127,088	$2,860,524	$4,987,612

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2021 and December 31, 2020, securities of $703.4 million and $368.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2021 and December 31, 2020, securities of $1.2 billion and $1.4 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Mortgage-backed securities:
Agency	$(3,694)	$203,147	$—	$—	$(3,694)	$203,147
Commercial	(23)	3,765	—	—	(23)	3,765
Non-agency	—	—	(2)	621	(2)	621
Corporate fixed income securities	(639)	88,265	—	—	(639)	88,265
Asset-backed securities	(485)	29,150	(1,267)	144,890	(1,752)	174,040
	$(4,841)	$324,327	$(1,269)	$145,511	$(6,110)	$469,838

At June 30, 2021, the amortized cost of 34 securities classified as available for sale exceeded their fair value by $6.1 million, of which $1.3 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2021, was $469.8 million, which was 20.6% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at June 30, 2021 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,116,155	$3,864,016	$5,000	$2,441	$4,987,612

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2021 and December 31, 2020 (in thousands, except percentages):

	June 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
Commercial and industrial	$4,950,516	38.4%	$4,296,089	38.5%
Residential real estate	4,567,467	35.4	3,956,670	35.4
Securities-based loans	2,331,737	18.1	1,933,974	17.3
Construction and land	563,552	4.4	501,681	4.5
Commercial real estate	370,517	2.9	366,485	3.3
Home equity lines of credit	76,839	0.6	75,507	0.7
Other	38,179	0.2	40,407	0.3
Gross bank loans	12,898,807	100.0%	11,170,813	100.0%
Unamortized loan discount, net	(1,652)		(1,822)
Loans in process	(25,447)		(48,222)
Unamortized loan fees, net	(1,571)		(1,980)
Allowance for loan losses	(99,196)		(112,029)
Loans held for investment, net	$12,770,941		$11,006,760

At June 30, 2021 and December 31, 2020, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $25.5 million and $23.6 million, respectively.

At June 30, 2021 and December 31, 2020, we had loans held for sale of $394.0 million and $551.2 million, respectively. For the three months ended June 30, 2021 and 2020, we recognized gains of $7.5 million and $10.5 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2021 and 2020, we recognized gains of $21.4 million and $13.0 million, respectively, from the sale of originated loans, net of fees and costs.

At June 30, 2021 and December 31, 2020, loans, primarily consisting of residential and commercial real estate loans of $4.2 billion and $3.8 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at June 30, 2021 and December 21, 2020 was $22.6 million and $20.8 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 (in thousands).

	Three Months Ended June 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$56,316	$(5,105)	$(4,268)	$—	$46,943
Construction and land	18,873	(2,920)	—	—	15,953
Residential real estate	16,665	4,602	—	—	21,267
Commercial real estate	13,060	(1,157)	—	—	11,903
Securities-based loans	2,169	350	—	—	2,519
Home equity lines of credit	341	85	—	—	426
Other	244	(59)	—	—	185
	$107,668	$(4,204)	$(4,268)	$—	$99,196

	Six Months Ended June 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,222	$(15,077)	$(5,202)	$—	$46,943
Construction and land	17,275	(1,322)	—	—	15,953
Residential real estate	16,300	4,967	—	—	21,267
Commercial real estate	8,580	3,323	—	—	11,903
Securities-based loans	2,015	504	—	—	2,519
Home equity lines of credit	374	52	—	—	426
Other	263	(78)	—	—	185
	$112,029	$(7,631)	$(5,202)	$—	$99,196

The provision for unfunded lending commitments was a credit of $5.5 million and a credit of $7.3 million for the three and six months ended June 30, 2021, respectively. The provision for unfunded lending commitments was $6.0 million and $3.1 million for the three and six months ended June 30, 2020, respectively. The provision for unfunded lending commitments is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 (in thousands).

	Three Months Ended June 30, 2020
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$59,962	$5,691	$(150)	$—	$65,503
Residential real estate	19,985	4,058	—	—	24,043
Construction and land	10,953	2,122	—	—	13,075
Commercial real estate	8,165	2,482	—	—	10,647
Securities-based loans	2,915	(1,108)	—	—	1,807
Home equity lines of credit	539	(40)	—	—	499
Other	283	(37)	—	1	247
	$102,802	$13,168	$(150)	$1	$115,821

	Six Months Ended June 30, 2020
	Beginning Balance	CECL Adoption	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$15,646	$(152)	$—	$65,503
Residential real estate	14,253	3,499	6,291	—	—	24,043
Construction and land	4,613	2,674	5,788	—	—	13,075
Commercial real estate	3,564	791	6,292	—	—	10,647
Securities-based loans	2,361	1,346	(1,900)	—	—	1,807
Home equity lines of credit	442	39	17	—	1	499
Other	397	(145)	12	(18)	1	247
	$95,579	$(11,736)	$32,146	$(170)	$2	$115,821

At June 30, 2021, we had $9.7 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at June 30, 2021 was $4.1 million. At December 31, 2020, we had $13.8 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2020 was $8.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2021 and 2020, were insignificant to the consolidated financial statements.

In December 2020, the U.S. federal government enacted the Consolidated Appropriations Act of 2021, which provided additional COVID-19 relief to American families and business, including extending TDR relief under the CARES Act until the earlier of December 31, 2021, or 60 days following the termination of the national emergency.

The following tables present the aging of the recorded investment in past due loans at June 30, 2021 and December 31, 2020 by portfolio segment (in thousands):

	As of June 30, 2021
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$7,096	$7,096	$4,943,420	$4,950,516
Residential real estate	6,112	2,397	8,509	4,558,958	4,567,467
Securities-based loans	—	—	—	2,331,737	2,331,737
Construction and land	—	—	—	563,552	563,552
Commercial real estate	—	36	36	370,481	370,517
Home equity lines of credit	16	—	16	76,823	76,839
Other	13	—	13	38,166	38,179
Total	$6,141	$9,529	$15,670	$12,883,137	$12,898,807

	As of June 30, 2021*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$7,096	$—	$—	$7,096
Residential real estate	1,148	157	1,249	2,554
Commercial real estate	36	—	—	36
Total	$8,280	$157	$1,249	$9,686

*	There were no loans past due 90 days and still accruing interest at June 30, 2021.

	As of December 31, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$14	$12,237	$12,251	$4,283,838	$4,296,089
Residential real estate	4,554	1,249	5,803	3,950,867	3,956,670
Securities-based loans	—	—	—	1,933,974	1,933,974
Construction and land	—	—	—	501,681	501,681
Commercial real estate	—	144	144	366,341	366,485
Home equity lines of credit	12	—	12	75,495	75,507
Other	31	—	31	40,376	40,407
Total	$4,611	$13,630	$18,241	$11,152,572	$11,170,813

	As of December 31, 2020*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$12,251	$—	$—	$12,251
Residential real estate	—	158	1,249	1,407
Commercial real estate	144	—	—	144
Total	$12,395	$158	$1,249	$13,802

*	There were no loans past due 90 days and still accruing interest at December 31, 2020.

Credit quality indicators

As of June 30, 2021, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2021 and December 31, 2020, 99.0% and 98.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$4,708,163	$68,006	$167,251	$7,096	$4,950,516
Residential real estate	4,562,689	2,381	1,148	1,249	4,567,467
Securities-based loans	2,331,737	—	—	—	2,331,737
Construction and land	529,312	14,240	20,000	—	563,552
Commercial real estate	339,707	22,419	8,355	36	370,517
Home equity lines of credit	76,839	—	—	—	76,839
Other	38,179	—	—	—	38,179
Total	$12,586,626	$107,046	$196,754	$8,381	$12,898,807

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,995,351	$105,759	$182,728	$12,251	$4,296,089
Residential real estate	3,955,421	—	—	1,249	3,956,670
Securities-based loans	1,933,974	—	—	—	1,933,974
Construction and land	467,441	14,240	20,000	—	501,681
Commercial real estate	356,008	10,333	—	144	366,485
Home equity lines of credit	75,507	—	—	—	75,507
Other	40,407	—	—	—	40,407
Total	$10,824,109	$130,332	$202,728	$13,644	$11,170,813

	Term Loans Amortized Cost Basis by Origination Year – June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$712,522	$467,589	$408,459	$790,870	$350,147	$406,331	$1,572,245	$4,708,163
Special Mention	—	—	—	41,580	—	26,426	—	68,006
Substandard	—	507	54,175	46,219	57,509	7,707	1,134	167,251
Doubtful	—	—	—	—	7,086	10	—	7,096
	$712,522	$468,096	$462,634	$878,669	$414,742	$440,474	$1,573,379	$4,950,516
Residential real estate:
Pass	$1,204,294	$1,457,540	$736,759	$301,660	$242,712	$619,724	$—	$4,562,689
Special Mention	—	2,296	—	—	—	85	—	2,381
Substandard	—	—	—	687	—	461	—	1,148
Doubtful	—	—	—	—	149	1,100	—	1,249
	$1,204,294	$1,459,836	$736,759	$302,347	$242,861	$621,370	$—	$4,567,467
Securities-based loans:
Pass	$6,190	$39,609	$93,677	$294	$140	$22,985	$2,168,842	$2,331,737
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$6,190	$39,609	$93,677	$294	$140	$22,985	$2,168,842	$2,331,737
Construction and land:
Pass	$27,356	$79,439	$223,544	$129,569	$63,104	$6,300	$—	$529,312
Special Mention	—	—	—	14,240	—	—	—	14,240
Substandard	—	—	—	20,000	—	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$27,356	$79,439	$223,544	$163,809	$63,104	$6,300	$—	$563,552
Commercial real estate:
Pass	$63,076	$50,535	$151,371	$22,442	$30,105	$22,178	$—	$339,707
Special Mention	—	22,419	—	—	—	—	—	22,419
Substandard	—	—	—	—	—	8,355	—	8,355
Doubtful	—	—	—	36	—	—	—	36
	$63,076	$72,954	$151,371	$22,478	$30,105	$30,533	$—	$370,517
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$76,839	$76,839
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$76,839	$76,839
Other:
Pass	$—	$—	$—	$—	$—	$157	$38,022	$38,179
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$157	$38,022	$38,179

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2020	Adjustments	Write-off	June 30, 2021
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	846,989	315	—	847,304
	$1,181,998	$315	$—	$1,182,313

	December 31, 2020	Adjustments	Amortization	June 30, 2021
Intangible assets
Global Wealth Management	$44,671	$—	$(2,823)	$41,848
Institutional Group	96,313	280	(5,936)	90,657
	$140,984	$280	$(8,759)	$132,505

The adjustments to goodwill and intangible assets during the six months ended June 30, 2021 are primarily attributable to the acquisition of North Atlantic Capital Corporation in February 2021 and the impact of exchange rate changes during the period.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$202,683	$90,990	$202,342	$85,152
Trade names	28,659	16,535	28,659	15,660
Non-compete agreements	9,240	4,944	9,240	4,229
Core deposits	8,615	5,588	8,615	4,809
Investment banking backlog	4,245	3,207	4,245	2,734
Acquired technology	840	513	840	373
	$254,282	$121,777	$253,941	$112,957

Amortization expense related to intangible assets was $4.5 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $8.8 million and $9.8 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2021, are: customer relationships, 10.0 years; trade names, 8.8 years; non-compete agreements, 5.6 years; core deposits, 3.0 years; investment banking backlog, 7.6 years; and acquired technology, 1.2 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of June 30, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2021	$8,852
2022	16,454
2023	14,601
2024	13,888
2025	12,093
Thereafter	64,499
$130,387

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

Our uncommitted secured lines of credit at June 30, 2021, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $50.0 million during the six months ended June 30, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2021 was 0.27%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2021, there were no Federal Home Loan advances.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company.  Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of June 30, 2021.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(12,059)	(12,591)
Senior notes, net	$1,112,941	$1,112,409

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Demand deposits (interest-bearing)	$18,908,576	$16,886,953
Demand deposits (non-interest-bearing)	643,890	411,890
Certificates of deposit	56,334	97,654
	$19,608,800	$17,396,497

The weighted-average interest rate on deposits was 0.03% and 0.09% at June 30, 2021 and December 31, 2020, respectively.

Scheduled maturities of certificates of deposit at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Certificates of deposit, less than $100,000:
Within one year	$2,117	$2,719
One to three years	102	409
Three to five years	54	254
	$2,273	$3,382
Certificates of deposit, $100,000 and greater:
Within one year	$30,359	$63,650
One to three years	23,602	30,622
Three to five years	100	—
	54,061	94,272
	$56,334	$97,654

At June 30, 2021 and December 31, 2020, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $5.3 million and $6.7 million, respectively. Brokerage customers’ deposits were $17.5 billion and $16.0 billion, respectively.

NOTE 12 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Total
Gross amounts of recognized assets	$356,551	$622,930	$979,481
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	356,551	622,930	979,481
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(68,274)	(15,416)	(83,690)
Available collateral	(282,564)	(600,682)	(883,246)
Net amount	$5,713	$6,832	$12,545

	As of December 31, 2020
	Securities borrowing (1)	Reverse repurchase agreements (2)	Total
Gross amounts of recognized assets	$313,131	$217,930	$531,061
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	313,131	217,930	531,061
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,183)	(17,992)	(64,175)
Available collateral	(244,578)	(199,110)	(443,688)
Net amount	$22,370	$828	$23,198

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $616.0 million and $217.3 million at June 30, 2021 and December 31, 2020, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Securities lending (3)	Repurchase agreements (4)	Total
Gross amounts of recognized liabilities	$(299,236)	$(407,246)	$(706,482)
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	(299,236)	(407,246)	(706,482)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	68,274	15,416	83,690
Collateral pledged	230,932	391,830	622,762
Net amount	$(30)	$—	$(30)

	As of December 31, 2020
	Securities lending (3)	Repurchase agreements (4)	Total
Gross amounts of recognized liabilities	$(145,124)	$(190,955)	$(336,079)
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	(145,124)	(190,955)	(336,079)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,183	17,992	64,175
Collateral pledged	98,925	172,963	271,888
Net amount	$(16)	$—	$(16)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $419.7 million and $200.2 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 13 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2021, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of June 30, 2021, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $188.9 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2021, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2021, Stifel had net capital of $614.5 million, which was 40.3% of aggregate debit items and $584.0 million in excess of its minimum required net capital. At June 30, 2021, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2021, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At June 30, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2021 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$2,672,682	15.8%	$762,859	4.5%	$1,101,907	6.5%
Tier 1 capital	3,207,682	18.9%	1,017,145	6.0%	1,356,193	8.0%
Total capital	3,353,813	19.8%	1,356,193	8.0%	1,695,242	10.0%
Tier 1 leverage	3,207,682	11.7%	1,095,114	4.0%	1,368,893	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,069,763	10.7%	$448,115	4.5%	$647,277	6.5%
Tier 1 capital	1,069,763	10.7%	597,486	6.0%	796,648	8.0%
Total capital	1,178,159	11.8%	796,648	8.0%	995,811	10.0%
Tier 1 leverage	1,069,763	7.0%	607,050	4.0%	758,812	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$326,622	20.5%	$71,728	4.5%	$103,608	6.5%
Tier 1 capital	326,622	20.5%	95,638	6.0%	127,517	8.0%
Total capital	333,440	20.9%	127,517	8.0%	159,396	10.0%
Tier 1 leverage	326,622	7.1%	184,951	4.0%	231,189	5.0%

NOTE 16 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At June 30, 2021 and December 31, 2020, operating lease right-of-use assets were $763.8 million and $793.2 million, respectively, and lease liabilities were $808.7 million and $839.8 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating lease cost	$25,367	$23,526
Short-term lease cost	78	1,826
Variable lease cost	233	27
Sublease income	(649)	(996)
Net lease cost	$25,029	$24,383

	Six Months Ended June 30,
	2021	2020
Operating lease cost	$50,490	$47,921
Short-term lease cost	233	2,302
Variable lease cost	341	42
Sublease income	(1,308)	(1,904)
Net lease cost	$49,756	$48,361

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the six months ended June 30, 2021 (in thousands):

Operating lease cash flows	$47,647
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,687
Weighted-average remaining lease term	12.0 years
Weighted-average discount rate	4.15%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of June 30, 2021, (in thousands, except percentages).

Remainder of 2021	$50,364
2022	98,831
2023	97,180
2024	95,191
2025	93,343
Thereafter	608,116
Total undiscounted lease payments	1,043,025
Imputed interest	(234,298)
Total operating lease liabilities	$808,727

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues from contracts with customers:
Commissions	$195,579	$177,028
Investment banking	376,443	217,035
Asset management and service fees	295,869	198,939
Other	8,357	12,312
Total revenue from contracts with customers	876,248	605,314
Other sources of revenue:
Interest	133,591	128,368
Principal transactions	152,597	166,017
Other	4,878	9,202
Total revenues	$1,167,314	$908,901

	Six Months Ended June 30,
	2021	2020
Revenues from contracts with customers:
Commissions	$409,193	$388,126
Investment banking	715,731	396,503
Asset management and service fees	574,016	436,714
Other	25,239	17,079
Total revenue from contracts with customers	1,724,179	1,238,422
Other sources of revenue:
Interest	261,131	289,545
Principal transactions	317,603	304,683
Other	13,630	13,642
Total revenues	$2,316,543	$1,846,292

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$139,653	$55,926	$—	$195,579
Capital raising	11,898	157,880	—	169,778
Advisory fees	—	206,665	—	206,665
Investment banking	11,898	364,545	—	376,443
Asset management	295,847	22	—	295,869
Other	8,422	—	(65)	8,357
Total	455,820	420,493	(65)	876,248
Primary Geographic Region:
United States	455,820	344,494	(65)	800,249
United Kingdom	—	45,824	—	45,824
Canada	—	21,311	—	21,311
Other	—	8,864	—	8,864
	$455,820	$420,493	$(65)	$876,248

	Three Months Ended June 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$116,156	$60,875	$(3)	$177,028
Capital raising	8,016	111,181	—	119,197
Advisory fees	—	97,838	—	97,838
Investment banking	8,016	209,019	—	217,035
Asset management	198,921	18	—	198,939
Other	11,568	—	744	12,312
Total	334,661	269,912	741	605,314
Primary Geographic Region:
United States	334,661	202,144	741	537,546
United Kingdom	—	48,331	—	48,331
Canada	—	10,884	—	10,884
Other	—	8,553	—	8,553
	$334,661	$269,912	$741	$605,314

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Six Months Ended June 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$287,158	$122,035	$—	$409,193
Capital raising	25,447	353,137	—	378,584
Advisory fees	—	337,147	—	337,147
Investment banking	25,447	690,284	—	715,731
Asset management	573,956	60	—	574,016
Other	23,346	—	1,893	25,239
Total	909,907	812,379	1,893	1,724,179
Primary Geographic Region:
United States	909,907	648,342	1,893	1,560,142
United Kingdom	—	91,215	—	91,215
Canada	—	51,057	—	51,057
Other	—	21,765	—	21,765
	$909,907	$812,379	$1,893	$1,724,179

	Six Months Ended June 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$253,053	$135,073	$—	$388,126
Capital raising	18,330	204,263	—	222,593
Advisory fees	19	173,891	—	173,910
Investment banking	18,349	378,154	—	396,503
Asset management	436,681	33	—	436,714
Other	15,569	—	1,510	17,079
Total	723,652	513,260	1,510	1,238,422
Primary Geographic Region:
United States	723,652	400,187	1,510	1,125,349
United Kingdom	—	79,094	—	79,094
Canada	—	16,107	—	16,107
Other	—	17,872	—	17,872
	$723,652	$513,260	$1,510	$1,238,422

(1)  Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2021.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $180.2 million and $148.6 million at June 30, 2021 and December 31, 2020, respectively. We had no significant impairments related to these receivables during the six months ended June 30, 2021.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2021 and December 31, 2020 was $19.6 million and $12.1 million, respectively.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans held for investment, net	$92,379	$79,164	$179,618	$174,284
Investment securities	31,539	41,527	61,491	89,664
Margin balances	6,286	6,364	12,377	16,495
Financial instruments owned	2,543	2,859	5,438	7,433
Other	844	(1,546)	2,207	1,669
	$133,591	$128,368	$261,131	$289,545
Interest expense:
Senior notes	$11,971	$13,073	$24,074	$24,266
Bank deposits	1,214	2,277	2,497	11,846
Federal Home Loan Bank advances	41	682	52	3,035
Other	952	(2,948)	1,995	(1,706)
	$14,178	$13,084	$28,618	$37,441

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 8.3 million shares at June 30, 2021.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $46.0 million and $39.3 million for the three months ended June 30, 2021 and 2020, respectively, and $88.4 million and $76.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2021, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.5 million, of which 16.8 million were unvested.

At June 30, 2021, there was unrecognized compensation cost for deferred awards of approximately $624.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Profit Sharing Plan

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.8 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively and $7.6 million and $7.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2021 and December 31, 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $407.2 million and $191.0 million, respectively.

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

Derivatives’ notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market or fair value of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable. As of June 30, 2021, derivative balances were immaterial.

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

At June 30, 2021 and December 31, 2020, Stifel Bancorp had outstanding commitments to originate loans aggregating $782.9 million and $889.0 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2021, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2021 and December 31, 2020, Stifel Bancorp had outstanding letters of credit totaling $16.8 million and $31.8 million, respectively. A majority of the standby letters of credit commitments at June 30, 2021, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2021 and December 31, 2020, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $2.8 billion and $2.5 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2021, the expected credit losses for unfunded lending commitments was $16.0 million.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues: (1)
Global Wealth Management	$637,567	$505,782	$1,269,062	$1,088,738
Institutional Group	520,811	398,096	1,026,892	730,334
Other	(5,242)	(8,061)	(8,029)	(10,221)
	$1,153,136	$895,817	$2,287,925	$1,808,851
Income/(loss) before income taxes:
Global Wealth Management	$227,305	$156,325	$450,536	$350,492
Institutional Group	141,494	83,049	258,682	124,789
Other	(104,774)	(96,414)	(217,301)	(217,215)
	$264,025	$142,960	$491,917	$258,066

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2021 or 2020.

The following table presents our company’s total assets on a segment basis at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Global Wealth Management	$24,504,877	$21,743,202
Institutional Group	4,654,018	3,733,661
Other	585,869	1,127,391
	$29,744,764	$26,604,254

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$1,058,541	$810,903	$2,074,436	$1,671,035
United Kingdom	58,507	63,654	119,725	101,392
Canada	24,656	10,082	67,012	13,625
Other	11,432	11,178	26,752	22,799
	$1,153,136	$895,817	$2,287,925	$1,808,851

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$198,077	$107,887	$371,092	$194,476
Preferred dividends	8,289	4,843	16,578	9,687
Net income available to common shareholders	$189,788	$103,044	$354,514	$184,789
Shares for basic and diluted calculation:
Average shares used in basic computation	107,837	105,791	107,795	106,358
Dilutive effect of stock options and units (1)	10,765	5,790	10,484	7,119
Average shares used in diluted computation	118,602	111,581	118,279	113,477
Earnings per common share:
Basic	$1.76	$0.97	$3.29	$1.74
Diluted	$1.60	$0.92	$3.00	$1.63

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and six months ended June 30, 2021 and 2020, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2021, we declared and paid cash dividends of $0.15 and $0.30 per common share. During the three and six months ended June 30, 2020, we declared and paid cash dividends of $0.11 and $0.22 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2021, the maximum number of shares that may yet be purchased under this plan was 12.6 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended June 30, 2021, we repurchased $29.0 million, or 0.4 million shares using existing Board authorizations at an average price of $65.85 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the six months ended June 30, 2021, we repurchased $41.7 million, or 0.6 million shares using existing Board authorizations at an average price of $64.60 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. Share repurchases during the three months ended June 30, 2020 were immaterial. During the six months ended June 30, 2020, we repurchased $56.5 million, or 1.7 million shares using existing Board authorizations at an average price of $33.08 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the six months ended June 30, 2021, we issued 2.4 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $351.4 million at June 30, 2021. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2021 and 2020. In addition, our direct investment interest in these entities is insignificant at June 30, 2021.

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

NOTE 25 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements; however, we identified the following non-recognized events:

Issuance and Redemption of Preferred Stock

On July 22, 2021, the Company completed an underwritten registered public offering of $300.0 million of 4.50% Non-Cumulative Perpetual Preferred Stock, Series D, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share).

When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 4.50%, payable quarterly, in arrears. The Company may redeem the Series D preferred stock at its option, subject to regulatory approval, on or after August 15, 2026.

On July 21, 2021, the Company announced that it will redeem all of the outstanding 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. The redemption price will be $25.00 per depository share plus accrued and unpaid dividends to, but excluding, the date of redemption, August 20, 2021.

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

On July 22, 2021, the Company completed an underwritten registered public offering of $300.0 million of 4.50% Non-Cumulative Perpetual Preferred Stock, Series D, $1.00 par value, with a liquidation preference of $25,000 per share (equivalent to $25 liquidation preference per depositary share).

When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 4.50%, payable quarterly, in arrears. The Company may redeem the Series D preferred stock at its option, subject to regulatory approval, on or after August 15, 2026.

On July 21, 2021, the Company announced that it will redeem all of the outstanding 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. The redemption price will be $25.00 per depository share plus accrued and unpaid dividends to, but excluding, the date of redemption, August 20, 2021.

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

We are continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our associates We have adopted enhanced cleaning practices across our offices, have restricted non-essential business travel, and have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19. We continue to execute our Business Continuity Plan and maintain a largely remote working environment across all functions without any significant disruptions to our business or control processes. In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment, and reviewed fair values of financial instruments that are carried at fair value. Based upon our review as of June 30, 2021, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications.

Results for the three and six months ended June 30, 2021

For the three months ended June 30, 2021, net revenues increased 28.7% to a record $1.2 billion from $895.8 million during the comparable period in 2020. Net income available to common shareholders increased 84.2% to a record $189.8 million, or $1.60 per diluted common share for the three months ended June 30, 2021, compared to $103.0 million, or $0.92 per diluted common share during the comparable period in 2020.

Our revenue growth was primarily attributable to an increase in advisory fee revenues, asset management and service fees, capital raising revenues, commission revenues, and net interest income, partially offset by lower principal transaction fee revenues.

For the six months ended June 30, 2021, net revenues increased 26.5% to a record $2.3 billion compared to $1.8 billion during the comparable period in 2020. Net income available to common shareholders increased 91.8% to $354.5 million, or $3.00 per diluted common share for the six months ended June 30, 2021, compared to $184.8 million, or $1.63 per diluted common share during the comparable period in 2020.

Our revenue growth was primarily attributable to an increase in advisory fee revenues, capital raising revenues, asset management and service fees, and brokerage revenues, and, partially offset by lower net interest income.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2021, the S&P 500, Dow Jones Industrial Average, and NASDAQ closed 14.4%, 12.7%, and 12.5% higher than their December 31, 2020 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$195,579	$177,028	10.5	17.0%	19.8%
Principal transactions	152,597	166,017	(8.1)	13.2	18.5
Brokerage revenues	348,176	343,045	1.5	30.2	38.3
Investment banking	376,443	217,035	73.4	32.6	24.2
Asset management and service fees	295,869	198,939	48.7	25.7	22.2
Interest	133,591	128,368	4.1	11.6	14.3
Other income	13,235	21,514	(38.5)	1.1	2.5
Total revenues	1,167,314	908,901	28.4	101.2	101.5
Interest expense	14,178	13,084	8.4	1.2	1.5
Net revenues	1,153,136	895,817	28.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	692,054	547,174	26.5	60.0	61.1
Occupancy and equipment rental	70,971	66,264	7.1	6.2	7.4
Communication and office supplies	41,308	43,046	(4.0)	3.6	4.8
Commissions and floor brokerage	13,977	15,177	(7.9)	1.2	1.7
Provision for credit losses	(9,652)	19,210	(150.2)	(0.8)	2.1
Other operating expenses	80,453	61,986	29.8	6.9	6.9
Total non-interest expenses	889,111	752,857	18.1	77.1	84.0
Income before income taxes	264,025	142,960	84.7	22.9	16.0
Provision for income taxes	65,948	35,073	88.0	5.7	4.0
Net Income	198,077	107,887	83.6	17.2	12.0
Preferred dividends	8,289	4,843	71.2	0.7	0.5
Net income available to common shareholders	$189,788	$103,044	84.2	16.5%	11.5%

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$409,193	$388,126	5.4	17.9%	21.5%
Principal transactions	317,603	304,683	4.2	13.9	16.8
Brokerage revenues	726,796	692,809	4.9	31.8	38.3
Investment banking	715,731	396,503	80.5	31.3	21.9
Asset management and service fees	574,016	436,714	31.4	25.1	24.1
Interest	261,131	289,545	(9.8)	11.4	16.0
Other income	38,869	30,721	26.5	1.7	1.8
Total revenues	2,316,543	1,846,292	25.5	101.3	102.1
Interest expense	28,618	37,441	(23.6)	1.3	2.1
Net revenues	2,287,925	1,808,851	26.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,389,968	1,124,353	23.6	60.8	62.2
Occupancy and equipment rental	143,003	132,337	8.1	6.3	7.3
Communication and office supplies	83,133	84,170	(1.2)	3.6	4.7
Commissions and floor brokerage	29,680	30,019	(1.1)	1.3	1.7
Provision for credit losses	(14,904)	35,278	(142.2)	(0.7)	2.0
Other operating expenses	165,128	144,628	14.2	7.2	7.8
Total non-interest expenses	1,796,008	1,550,785	15.8	78.5	85.7
Income before income taxes	491,917	258,066	90.6	21.5	14.3
Provision for income taxes	120,825	63,590	90.0	5.3	3.5
Net Income	371,092	194,476	90.8	16.2	10.8
Preferred dividends	16,578	9,687	71.1	0.7	0.6
Net income available to common shareholders	$354,514	$184,789	91.8	15.5%	10.2%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net revenues:
Commissions	$195,579	$177,028	10.5	$409,193	$388,126	5.4
Principal transactions	152,597	166,017	(8.1)	317,603	304,683	4.2
Brokerage revenues	348,176	343,045	1.5	726,796	692,809	4.9
Capital raising	169,778	119,197	42.4	378,584	222,593	70.1
Advisory fees	206,665	97,838	111.2	337,147	173,910	93.9
Investment banking	376,443	217,035	73.4	715,731	396,503	80.5
Asset management and service fees	295,869	198,939	48.7	574,016	436,714	31.4
Net interest	119,413	115,284	3.6	232,513	252,104	(7.8)
Other income	13,235	21,514	(38.5)	38,869	30,721	26.5
Total net revenues	$1,153,136	$895,817	28.7	$2,287,925	$1,808,851	26.5

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2021, commission revenues increased 10.5% to $195.6 million from $177.0 million in the comparable period in 2020. For the six months ended June 30, 2021, commission revenues increased 5.4% to $409.2 million from $388.1 million in the comparable period in 2020. The increase is primarily attributable to higher trading volumes due to market volatility.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended June 30, 2021, principal transactions revenues decreased 8.1% to $152.6 million from $166.0 million in the comparable period in 2020. The decrease is primarily attributable to lower volatility as well as tighter credit spreads. For the six months ended June 30, 2021, principal transactions revenues increased 4.2% to $317.6 million from $304.7 million in the comparable period in 2020. The increase is primarily attributable to strong client engagement and market volatility during the first quarter of 2021.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2021, investment banking revenues increased 73.4% to $376.4 million from $217.0 million in the comparable period in 2020.

Capital raising revenues increased 42.4% to $169.8 million for the three months ended June 30, 2021 from $119.2 million in the comparable period in 2020. For the three months ended June 30, 2021, equity capital raising revenues increased 43.3% to $109.2 million from $76.2 million in the comparable period in 2020. For the three months ended June 30, 2021, fixed income capital raising revenues increased 41.0% to $60.6 million from $43.0 million in the comparable period in 2020. The increase in equity capital raising revenues is primarily attributable to an increase in deals compared to the prior year.

Advisory fee revenues increased 111.2% to $206.7 million for the three months ended June 30, 2021 from $97.8 million in the comparable period in 2020. The increase is primarily attributable to higher completed advisory transactions.

For the six months ended June 30, 2021, investment banking revenues increased 80.5% to $715.7 million from $396.5 million in the comparable period in 2020.

Capital raising revenues increased 70.1% to $378.6 million for the six months ended June 30, 2021 from $222.6 million in the comparable period in 2020. For the six months ended June 30, 2021, equity capital raising revenues increased 91.3% to $269.7 million from $141.0 million in the comparable period in 2020.  For the six months ended June 30, 2021, fixed income capital raising revenues increased 33.5% to $108.9 million from $81.6 million in the comparable period in 2020. The increase is primarily attributable to an increase in our public finance business. In addition, there has been an increase in our corporate debt issuance business.

Advisory fee revenues increased 93.9% to $337.1 million for the six months ended June 30, 2021 from $173.9 million in the comparable period in 2020. The increase is primarily attributable to higher completed advisory transactions.

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

For the three months ended June 30, 2021, asset management and service fee revenues increased 48.7% to $295.9 million from $198.9 million in the comparable period in 2020. For the six months ended June 30, 2021, asset management and service fee revenues increased 31.4% to $574.0 million from $436.7 million in the comparable period in 2020. Please refer to “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended June 30, 2021, other income decreased 38.5% to $13.2 million from $21.5 million during the comparable period in 2020. The decrease is primarily attributable to lower investment gains over the comparable period in 2020. For the six months ended June 30, 2021, other income increased 26.5% to $38.9 million from $30.7 million during the comparable period in 2020. The increase is primarily attributable to improved investment gains over the comparable period in 2020 and an increase in loan origination fees.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,249,189	$824	0.26%	$1,673,968	$1,018	0.24%
Financial instruments owned	979,682	2,543	1.04%	761,703	2,859	1.50%
Margin balances	1,059,293	6,286	2.37%	981,547	6,364	2.59%
Investment portfolio	6,918,862	31,539	1.82%	6,385,600	41,527	2.60%
Loans	12,959,010	92,379	2.85%	10,909,420	79,164	2.90%
Other interest-bearing assets	698,989	20	0.01%	476,314	(2,564)	(2.15%)
Total interest-earning assets/interest income	$23,865,025	$133,591	2.24%	$21,188,552	$128,368	2.42%
Interest-bearing liabilities:
Short-term borrowings	$—	$—	0.00%	$11,445	$81	2.84%
Stock loan	305,892	(2,003)	(2.62%)	224,979	(5,671)	(10.08%)
Senior notes (Stifel Financial)	1,112,748	11,971	4.30%	1,195,031	13,073	4.38%
Stifel Capital Trusts	60,000	302	2.01%	60,000	408	2.72%
Deposits	18,637,070	1,214	0.03%	16,676,492	2,277	0.05%
FHLB	60,285	41	0.27%	250,802	682	1.09%
Other interest-bearing liabilities	1,075,987	2,653	0.99%	894,217	2,234	1.00%
Total interest-bearing liabilities/interest expense	$21,251,982	14,178	0.27%	$19,312,966	13,084	0.27%
Net interest income/margin		$119,413	2.00%		$115,284	2.18%

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,641,971	$1,715	0.21%	$1,301,669	$4,696	0.72%
Financial instruments owned	893,738	5,438	1.22%	919,168	7,433	1.62%
Margin balances	1,010,438	12,377	2.45%	1,106,636	16,495	2.98%
Investment portfolio	6,599,580	61,491	1.86%	6,387,493	89,664	2.81%
Loans	12,539,688	179,618	2.86%	10,634,627	174,284	3.28%
Other interest-bearing assets	647,579	492	0.15%	542,072	(3,027)	(1.12%)
Total interest-earning assets/interest income	$23,332,994	$261,131	2.24%	$20,891,665	$289,545	2.77%
Interest-bearing liabilities:
Short-term borrowings	1,881	$—	0.00%	$51,357	$281	1.09%
Stock loan	222,964	(3,406)	(3.06%)	324,766	(8,602)	(5.30%)
Senior notes (Stifel Financial)	1,106,065	24,074	4.35%	1,106,065	24,266	4.39%
Stifel Capital Trusts	60,000	606	2.02%	60,000	967	3.22%
Deposits	18,136,121	2,497	0.03%	16,027,177	11,846	0.15%
FHLB	38,154	52	0.27%	420,676	3,035	1.44%
Other interest-bearing liabilities	1,040,910	4,795	0.92%	1,018,877	5,648	1.11%
Total interest-bearing liabilities/interest expense	$20,606,095	28,618	0.28%	$19,008,918	37,441	0.39%
Net interest income/margin		$232,513	1.99%		$252,104	2.41%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2021, net interest income increased to $119.4 million from $115.3 million during the comparable period in 2020. For the six months ended June 30, 2021, net interest income decreased to $232.5 million from $252.1 million during the comparable period in 2020.

For the three months ended June 30, 2021, interest revenue increased 4.1% to $133.6 million from $128.4 million in the comparable period in 2020, principally as a result of an increase in interest-earning assets, partially offset by the impact of lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $20.5 billion during the three months ended June 30, 2021 compared to $18.3 billion during the comparable period in 2020 at average interest rates of 2.42% and 2.65%, respectively.

For the six months ended June 30, 2021, interest revenue decreased 9.8% to $261.1 million from $289.5 million in the comparable period in 2020, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $20.0 billion during the six months ended June 30, 2021 compared to $17.8 billion during the comparable period in 2020 at average interest rates of 2.43% and 3.00%, respectively.

For the three months ended June 30, 2021, interest expense increased 8.4% to $14.2 million from $13.1 million during the comparable period in 2020. The increase is primarily attributable to higher interest-bearing liabilities, partially offset by lower interest rates. For the six months ended June 30, 2021, interest expense decreased 23.6% to $28.6 million from $37.4 million in the comparable period in 2020. The decrease is primarily attributable to lower interest rates.

Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$692,054	$547,174	26.5	$1,389,968	$1,124,353	23.6
Occupancy and equipment rental	70,971	66,264	7.1	143,003	132,337	8.1
Communications and office supplies	41,308	43,046	(4.0)	83,133	84,170	(1.2)
Commissions and floor brokerage	13,977	15,177	(7.9)	29,680	30,019	(1.1)
Provision for credit losses	(9,652)	19,210	(150.2)	(14,904)	35,278	(142.2)
Other operating expenses	80,453	61,986	29.8	165,128	144,628	14.2
Total non-interest expenses	$889,111	$752,857	18.1	$1,796,008	$1,550,785	15.8

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

For the three months ended June 30, 2021, compensation and benefits expense increased 26.5% to $692.1 million from $547.2 million during the comparable period in 2020. For the six months ended June 30, 2021, compensation and benefits expense increased 23.6% to $1.4 billion from $1.1 billion during the comparable period in 2020. The increase in compensation and benefits expenses is primarily attributable to revenue growth, as well as the change in the composition of revenues.

Compensation and benefits expense as a percentage of net revenues was 60.0% and 60.8% for the three and six months ended June 30, 2021, respectively, compared to 61.1% and 62.2% for the three and six months ended June 30, 2020, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2021, occupancy and equipment rental expense increased 7.1% to $71.0 million from $66.3 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity. For the six months ended June 30, 2021, occupancy and equipment rental expense increased 8.1% to $143.0 million from $132.3 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2021, communications and office supplies expense decreased 4.0% to $41.3 million from $43.0 million during the comparable period in 2020. For the six months ended June 30, 2021, communications and office supplies expense decreased 1.2% to $83.1 million from $84.2 million during the comparable period in 2020.

Commissions and floor brokerage – For the three months ended June 30, 2021, commissions and floor brokerage expense decreased 7.9% to $14.0 million from $15.2 million during the comparable period in 2020. For the six months ended June 30, 2021, commissions and floor brokerage expense decreased 1.1% to $29.7 million from $30.0 million during the comparable period in 2020. The decrease is primarily attributable to lower electronic communication network (“ECN”) trading costs.

Provision for credit losses – For the three months ended June 30, 2021, provision for credit losses decreased 150.2% to a credit of $9.7 million from $19.2 million during the comparable period in 2020. For the six months ended June 30, 2021, provision for credit losses decreased 142.2% to a credit of $14.9 million from $35.3 million during the comparable period in 2020. The decrease is primarily attributable to the release of the allowance for credit losses driven by improvements in the outlook for macroeconomic conditions and a release related to loans that are being sold at a premium.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2021, other operating expenses increased 29.8% to $80.5 million from $62.0 million during the comparable period in 2020. The increase is primarily attributable to increases in conference-related expenses, travel and entertainment expenses, and professional fees, partially offset by a decrease in net provisions for litigation matters. Other operating expense was impacted by the recognition of additional earn-out expense during the second quarter of 2021 related to a prior acquisition that has performed better than expected.

For the six months ended June 30, 2021, other operating expenses increased 14.2% to $165.1 million from $144.6 million during the comparable period in 2020. The increase is primarily attributable to higher investment banking transaction expenses, which is attributable to an increase in investment banking revenues, increases in conference-related expenses, professional fees, and insurance expense, partially offset by lower travel and entertainment expenses, and lower provisions for litigation matters. As described above, other operating expense was impacted by the recognition of additional earn-out expense recorded during the second quarter of 2021.

Provision for income taxes – For the three and six months ended June 30, 2021, our provision for income taxes was $65.9 million and $120.8 million, representing an effective tax rate of 25.0% and 24.6%, respectively, compared to $35.1 million and $63.6 million for the comparable periods in 2020, representing an effective tax rate of 24.5% and 24.6%, respectively.

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

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$139,653	$116,156	20.2	21.9%	23.0%
Principal transactions	55,209	42,967	28.5	8.7	8.5
Brokerage revenues	194,862	159,123	22.5	30.6	31.5
Asset management and service fees	295,847	198,921	48.7	46.4	39.3
Investment banking	11,898	8,016	48.4	1.9	1.6
Interest	131,773	129,071	2.1	20.7	25.5
Other income	10,274	18,158	(43.4)	1.5	3.6
Total revenues	644,654	513,289	25.6	101.1	101.5
Interest expense	7,087	7,507	(5.6)	1.1	1.5
Net revenues	637,567	505,782	26.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	341,367	258,291	32.2	53.5	51.1
Occupancy and equipment rental	33,043	30,194	9.4	5.2	6.0
Communication and office supplies	14,461	15,033	(3.8)	2.3	3.0
Commissions and floor brokerage	5,939	5,836	1.8	0.9	1.2
Provision for credit losses	(9,652)	19,210	(150.2)	(1.5)	3.8
Other operating expenses	25,104	20,893	20.2	3.9	4.0
Total non-interest expenses	410,262	349,457	17.4	64.3	69.1
Income before income taxes	$227,305	$156,325	45.4	35.7%	30.9%

	June 30,
	2021	2020
Branch offices	391	389
Financial advisors	2,190	2,138
Independent contractors	92	94
Total financial advisors	2,282	2,232

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$287,158	$253,053	13.5	22.6%	23.2%
Principal transactions	108,808	85,949	26.6	8.6	7.9
Brokerage revenues	395,966	339,002	16.8	31.2	31.1
Asset management and service fees	573,956	436,681	31.4	45.2	40.1
Investment banking	25,447	18,349	38.7	2.0	1.7
Interest	256,148	285,221	(10.2)	20.2	26.2
Other income	31,232	34,460	(9.4)	2.5	3.2
Total revenues	1,282,749	1,113,713	15.2	101.1	102.3
Interest expense	13,687	24,975	(45.2)	1.1	2.3
Net revenues	1,269,062	1,088,738	16.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	678,088	556,661	21.8	53.4	51.1
Occupancy and equipment rental	67,120	60,446	11.0	5.3	5.6
Communication and office supplies	28,863	30,353	(4.9)	2.3	2.8
Commissions and floor brokerage	12,401	11,086	11.9	1.0	1.0
Provision for credit losses	(14,904)	35,278	(142.2)	(1.2)	3.2
Other operating expenses	46,958	44,422	5.7	3.7	4.1
Total non-interest expenses	818,526	738,246	10.9	64.5	67.8
Income before income taxes	$450,536	$350,492	28.5	35.5%	32.2%

NET REVENUES

For the three months ended June 30, 2021, Global Wealth Management net revenues increased 26.1% to a record $637.6 million from $505.8 million for the comparable period in 2020. The increase in net revenues over the comparable period in 2020 is primarily attributable to increases in asset management and service fee revenues, brokerage revenues, investment banking revenues, and net interest income, partially offset by a decrease in other income.

For the six months ended June 30, 2021, Global Wealth Management net revenues increased 16.6% to a record $1.3 billion from $1.1 billion for the comparable period in 2020. The increase in net revenues over the comparable period in 2020 is primarily attributable to increases in asset management and service fee revenues, brokerage revenues, and investment banking revenues, partially offset by a decrease in net interest income and other income.

Commissions – For the three months ended June 30, 2021, commission revenues increased 20.2% to $139.7 million from $116.2 million in the comparable period in 2020. For the six months ended June 30, 2021, commission revenues increased 13.5% to $287.2 million from $253.1 million in the comparable period in 2020. The increase is primarily attributable to an increase in equities trading over the comparable periods in 2020.

Principal transactions – For the three months ended June 30, 2021, principal transactions revenues increased 28.5% to $55.2 million from $43.0 million in the comparable period in 2020. For the six months ended June 30, 2021, principal transactions revenues increased 26.6% to $108.8 million from $85.9 million in the comparable period in 2020. The increase is primarily attributable to strong client engagement and market volatility.

Brokerage revenues - For the three months ended June 30, 2021, brokerage revenues increased 22.5% to $194.9 million from $159.1 million in the comparable period in 2020.  For the six months ended June 30, 2021, brokerage revenues increased 16.8% to $396.0 million from $339.0 million in the comparable period in 2020. The increase is primarily attributable to higher trading volumes over the comparable period in 2020, driven by market volatility.

Asset management and service fees – For the three months ended June 30, 2021, asset management and service fees increased 48.7% to $295.8 million from $198.9 million in the comparable period in 2020. For the six months ended June 30, 2021, asset management and service fees increased 31.4% to $574.0 million from $436.7 million in the comparable period in 2020. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	6/30/21	6/30/20	% Change	3/31/21	% Change
Client assets	$402,442,000	$306,235,000	31.4	$378,615,000	6.3
Fee-based client assets	$148,838,000	$106,218,000	40.1	$137,804,000	8.0
Number of client accounts	1,098,000	1,038,000	5.8	1,088,000	0.9
Number of fee-based client accounts	282,000	241,000	17.0	273,000	3.3
The increase in the value of our client assets and fee-based assets was primarily attributable to the rise in the markets, as well as asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 48.4% to $11.9 million for the three months ended June 30, 2021 from $8.0 million during the comparable period in 2020. For the six months ended June 30, 2021, investment banking revenues increased 38.7% to $25.4 million from $18.3 million during the comparable period in 2020. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2021, interest revenue increased 2.1% to $131.8 million from $129.1 million in the comparable period in 2020. The increase is primarily attributable to higher interest-earning assets, partially offset by lower interest rates. For the six months ended June 30, 2021, interest revenue decreased 10.2% to $256.1 million from $285.2 million during the comparable period in 2020. The decrease is primarily driven by the impact of lower interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended June 30, 2021, other income decreased 43.4% to $10.3 million from $18.2 million in the comparable period in 2020. The decrease is primarily attributable to lower investment gains and loan origination fees. For the six months ended June 30, 2021, other income decreased 9.4% to $31.2 million from $34.5 million during the comparable period in 2020. The decrease is primarily attributable to lower investment gains over the comparable period in 2020, partially offset by an increase in loan origination fees.

Interest expense – For the three months ended June 30, 2021, interest expense decreased 5.6% to $7.1 million from $7.5 million during the comparable period in 2020. For the six months ended June 30, 2021, interest expense decreased 45.2% to $13.7 million from $25.0 million during the comparable period in 2020. The decrease in interest expense is primarily attributable to lower interest rates over the comparable period in 2020, partially offset by higher interest-bearing liabilities.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$611,932	$207	0.14%	$961,133	$304	0.13%
U.S. government agencies	3,337	18	2.11	5,341	27	2.01
State and municipal securities (tax-exempt) (1)	2,387	12	1.98	12,229	67	2.18
Mortgage-backed securities	1,070,549	4,105	1.53	877,153	4,582	2.09
Corporate fixed income securities	709,667	4,631	2.61	648,867	4,202	2.59
Asset-backed securities	5,132,922	22,773	1.77	4,842,010	32,649	2.70
Federal Home Loan Bank and other capital stock	44,543	357	3.21	46,653	287	2.46
Loans (2)
Securities-based loans	2,214,111	10,754	1.94	1,789,160	9,940	2.22
Commercial and industrial	5,055,398	43,295	3.43	4,095,392	31,786	3.10
Residential real estate	4,296,541	28,519	2.66	3,589,185	25,591	2.85
Commercial real estate	417,650	3,019	2.89	402,586	4,002	3.98
Home equity lines of credit	77,606	556	2.86	59,547	408	2.74
Construction and land	572,972	4,472	3.12	448,707	3,948	3.52
Other	38,029	188	1.97	38,098	234	2.46
Loans held for sale	286,703	1,576	2.20	486,745	3,255	2.68
Total interest-earning assets (3)	$20,534,347	$124,482	2.42%	$18,302,806	$121,282	2.65%
Cash and due from banks	21,907			12,056
Other non interest-earning assets	479,993			251,700
Total assets	$21,036,247			$18,566,562
Liabilities and stockholder's equity:
Deposits:
Money market	$17,714,414	$785	0.02%	$15,837,251	$912	0.02%
Time deposits	60,642	256	1.68	199,055	1,115	2.24
Demand deposits	861,187	173	0.08	580,732	182	0.13
Savings	827	—	0.05	59,454	68	0.46
Federal Home Loan Bank advances	60,285	41	0.27	250,802	682	1.09
Other borrowings	1,309	24	7.44	1,491	25	6.59
Total interest-bearing liabilities (3)	18,698,664	1,279	0.03%	16,928,785	2,984	0.07%
Non-interest-bearing liabilities	555,846			259,158
Other non-interest bearing liabilities	261,438			96,094
Total liabilities	19,515,948			17,284,037
Stockholder's equity	1,520,299			1,282,525
Total liabilities and stockholder's equity	$21,036,247			$18,566,562
Net interest income/spread		$123,203	2.39%		$118,298	2.58%
Net interest margin			2.40%			2.59%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$786,127	$498	0.13%	$708,090	$1,529	0.43%
U.S. government agencies	3,668	39	2.11	5,343	48	1.79
State and municipal securities (tax-exempt) (1)	2,390	24	1.97	15,327	165	2.15
Mortgage-backed securities	988,682	7,371	1.49	985,675	10,546	2.14
Corporate fixed income securities	674,933	10,029	2.97	690,896	9,252	2.68
Asset-backed securities	4,929,907	44,028	1.79	4,690,252	69,653	2.97
Federal Home Loan Bank and other capital stock	42,647	584	2.74	53,151	886	3.33
Loans (2)
Securities-based loans	2,108,800	20,487	1.94	1,926,470	26,403	2.74
Commercial and industrial	4,815,809	82,795	3.44	3,827,865	69,762	3.64
Residential real estate	4,146,360	55,557	2.68	3,502,626	50,898	2.91
Commercial real estate	394,469	6,277	3.18	423,806	9,808	4.63
Home equity lines of credit	76,238	1,061	2.78	56,944	996	3.50
Construction and land	550,054	8,661	3.15	432,581	8,664	4.01
Other	38,099	407	2.13	33,693	509	3.02
Loans held for sale	409,859	4,373	2.13	430,642	7,244	3.36
Total interest-earning assets (3)	$19,968,042	$242,191	2.43%	$17,783,361	$266,363	3.00%
Cash and due from banks	20,681			13,815
Other non interest-earning assets	459,971			273,561
Total assets	$20,448,694			$18,070,737
Liabilities and stockholder's equity:
Deposits:
Money market	$17,308,376	$1,528	0.02%	$14,783,166	$4,341	0.06%
Time deposits	76,954	700	1.82	324,459	3,752	2.31
Demand deposits	749,983	269	0.07	864,680	3,507	0.81
Savings	808	—	0.05	54,872	246	0.90
Federal Home Loan Bank advances	38,154	52	0.27	420,676	3,035	1.44
Other borrowings	1,354	52	7.69	1,534	53	6.84
Total interest-bearing liabilities (3)	18,175,629	2,601	0.03%	16,449,387	14,934	0.18%
Non-interest-bearing liabilities	533,267			232,761
Other non-interest bearing liabilities	261,199			100,750
Total liabilities	18,970,095			16,782,898
Stockholder's equity	1,478,599			1,287,839
Total liabilities and stockholder's equity	$20,448,694			$18,070,737
Net interest income/spread		$239,590	2.40%		$251,429	2.82%
Net interest margin			2.40%			2.83%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2021 compared to the three and six month periods ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020			Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(247)	$150	$(97)	$443	$(1,474)	$(1,031)
U.S. government agencies	(17)	8	(9)	(21)	12	(9)
State and municipal securities (tax-exempt) (1)	(49)	(6)	(55)	(97)	(44)	(141)
Mortgage-backed securities	2,314	(2,791)	(477)	32	(3,207)	(3,175)
Corporate fixed income securities	397	32	429	(207)	984	777
Asset-backed securities	2,105	(11,981)	(9,876)	3,767	(29,392)	(25,625)
Federal Home Loan Bank and other capital stock	(12)	82	70	(159)	(143)	(302)
Loans
Securities-based loans	1,730	(916)	814	2,850	(8,766)	(5,916)
Commercial and industrial	7,985	3,524	11,509	16,698	(3,665)	13,033
Residential real estate	4,507	(1,579)	2,928	8,088	(3,429)	4,659
Commercial real estate	156	(1,139)	(983)	(640)	(2,891)	(3,531)
Home equity lines of credit	129	19	148	164	(99)	65
Construction and land	885	(361)	524	27	(30)	(3)
Other	(1)	(45)	(46)	83	(185)	(102)
Loans held for sale	(1,172)	(507)	(1,679)	(335)	(2,536)	(2,871)
	$18,710	$(15,510)	$3,200	$30,693	$(54,865)	$(24,172)
Interest expense:
Deposits:
Money market	$1,635	$(1,762)	$(127)	$4,909	$(7,722)	$(2,813)
Time deposits	(633)	(226)	(859)	(2,384)	(668)	(3,052)
Demand deposits	16	(25)	(9)	(411)	(2,827)	(3,238)
Savings	(36)	(32)	(68)	(126)	(120)	(246)
Federal Home Loan Bank advances	(323)	(318)	(641)	(1,578)	(1,405)	(2,983)
Other borrowings	(9)	8	(1)	(7)	6	(1)
	$650	$(2,355)	$(1,705)	$403	$(12,736)	$(12,333)

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

For the three months ended June 30, 2021, interest revenue of $124.5 million was generated from average interest-earning assets of $20.5 billion at an average interest rate of 2.42%. Interest revenue of $121.3 million for the comparable period in 2020 was generated from average interest-earning assets of $18.3 billion at an average interest rate of 2.65%.

For the six months ended June 30, 2021, interest revenue of $242.2 million was generated from average interest-earning assets of $20.0 billion at an average interest rate of 2.43%. Interest revenue of $266.4 million for the comparable period in 2020 was generated from average interest-earning assets of $17.8 billion at an average interest rate of 3.00%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended June 30, 2021, interest expense of $1.3 million was incurred from average interest-bearing liabilities of $18.7 billion at an average interest rate of 0.03%. Interest expense of $3.0 million for the comparable period in 2020 was incurred from average interest-bearing liabilities of $16.9 billion at an average interest rate of 0.07%.

For the six months ended June 30, 2021, interest expense of $2.6 million was incurred from average interest-bearing liabilities of $18.2 billion at an average interest rate of 0.03%. Interest expense of $14.9 million for the comparable period in 2020 was incurred from average interest-bearing liabilities of $16.4 billion at an average interest rate of 0.18%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2021, Global Wealth Management non-interest expenses increased 17.4% to $410.3 million from $349.5 million for the comparable period in 2020. For the six months ended June 30, 2021, Global Wealth Management non-interest expenses increased 10.9% to $818.5 million from $738.2 million for the comparable period in 2020.

Compensation and benefits – For the three months ended June 30, 2021, compensation and benefits expense increased 32.2% to $341.4 million from $258.3 million during the comparable period in 2020. For the six months ended June 30, 2021, compensation and benefits expense increased 21.8% to $678.1 million from $556.7 million during the comparable period in 2020. The increase over the comparable period in 2020 is principally due to increased variable compensation as a result of strong revenue growth. Compensation and benefits expense as a percentage of net revenues was 53.5% and 53.4% for the three and six months ended June 30, 2021, respectively, compared to 51.1% for the comparable periods in 2020.

Occupancy and equipment rental – For the three months ended June 30, 2021, occupancy and equipment rental expense increased 9.4% to $33.0 million from $30.2 million during the comparable period in 2020. For the six months ended June 30, 2021, occupancy and equipment rental expense increased 11.0% to $67.1 million from $60.4 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – For the three months ended June 30, 2021, communications and office supplies expense decreased 3.8% to $14.5 million from $15.0 million during the comparable period in 2020. For the six months ended June 30, 2021, communications and office supplies expense decreased 4.9% to $28.9 million from $30.4 million during the comparable period in 2020. The decrease is primarily attributable to lower telecommunication costs.

Commissions and floor brokerage – For the three months ended June 30, 2021, commissions and floor brokerage expense increased 1.8% to $5.9 million from $5.8 million during the comparable period in 2020. For the six months ended June 30, 2021, commissions and floor brokerage expense increased 11.9% to $12.4 million from $11.1 million during the comparable period in 2020. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Provision for credit losses – For the three months ended June 30, 2021, provision for credit losses decreased 150.2% to a credit of $9.7 million from $19.2 million during the comparable period in 2020. For the six months ended June 30, 2021, provision for credit losses decreased 142.2% to a credit of $14.9 million from $35.3 million during the comparable period in 2020. The decrease is primarily attributable to the release of the allowance for credit losses driven by improvements in the outlook for macroeconomic conditions and a release related to loans that are being sold at a premium.

Other operating expenses – For the three months ended June 30, 2021, other operating expenses increased 20.2% to $25.1 million from $20.9 million during the comparable period in 2020. The increase is primarily attributable to increases in conference-related expenses, professional fees, and subscriptions, partially offset by lower settlement costs. For the six months ended June 30, 2021, other operating expenses increased 5.7% to $47.0 million from $44.4 million during the comparable period in 2020. The increase is primarily attributable to increases in professional fees, conference-related expenses, subscriptions, and FDIC-insurance expense, partially offset by lower settlement costs.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2021, income before income taxes increased 45.4% to $227.3 million from $156.3 million during the comparable period in 2020. For the six months ended June 30, 2021, income before income taxes increased 28.5% to $450.5 million from $350.5 million during the comparable period in 2020.

For the three months ended June 30, 2021, profit margins (income before income taxes as a percent of net revenues) have increased to 35.7% from 30.9% during the comparable period in 2020. For the six months ended June 30, 2021, profit margins increased to 35.5% from 32.2% during the comparable period in 2020.

Results of Operations – Institutional Group

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$55,926	$60,875	(8.1)	10.7%	15.3%
Principal transactions	97,388	123,049	(20.9)	18.7	30.9
Brokerage revenues	153,314	183,924	(16.6)	29.4	46.2
Capital raising	157,880	111,181	42.0	30.3	27.9
Advisory fees	206,665	97,838	111.2	39.7	24.6
Investment banking	364,545	209,019	74.4	70.0	52.5
Interest	3,493	3,539	(1.3)	0.7	0.9
Other income	2,399	4,065	(41.0)	0.5	1.0
Total revenues	523,751	400,547	30.8	100.6	100.6
Interest expense	2,940	2,451	20.0	0.6	0.6
Net revenues	520,811	398,096	30.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	299,469	241,420	24.0	57.5	60.6
Occupancy and equipment rental	17,810	16,008	11.3	3.4	4.0
Communication and office supplies	22,186	23,001	(3.5)	4.3	5.8
Commissions and floor brokerage	8,037	9,341	(14.0)	1.5	2.3
Other operating expenses	31,815	25,277	25.9	6.1	6.4
Total non-interest expenses	379,317	315,047	20.4	72.8	79.1
Income before income taxes	$141,494	$83,049	70.4	27.2%	20.9%

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$122,035	$135,073	(9.7)	11.9%	18.5%
Principal transactions	208,795	218,734	(4.5)	20.3	29.9
Brokerage revenues	330,830	353,807	(6.5)	32.2	48.4
Capital raising	353,137	204,263	72.9	34.4	28.0
Advisory fees	337,147	173,891	93.9	32.8	23.8
Investment banking	690,284	378,154	82.5	67.2	51.8
Interest	7,308	8,552	(14.5)	0.7	1.2
Other income	4,250	(3,405)	224.8	0.5	(0.5)
Total revenues	1,032,672	737,108	40.1	100.6	100.9
Interest expense	5,780	6,774	(14.7)	0.6	0.9
Net revenues	1,026,892	730,334	40.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	601,093	447,408	34.4	58.5	61.3
Occupancy and equipment rental	34,656	32,698	6.0	3.4	4.5
Communication and office supplies	45,171	44,305	2.0	4.4	6.1
Commissions and floor brokerage	17,279	18,933	(8.7)	1.7	2.6
Other operating expenses	70,011	62,201	12.6	6.8	8.4
Total non-interest expenses	768,210	605,545	26.9	74.8	82.9
Income before income taxes	$258,682	$124,789	107.3	25.2%	17.1%

NET REVENUES

For the three months ended June 30, 2021, Institutional Group net revenues increased 30.8% to a record $520.8 million from $398.1 million for the comparable period in 2020. For the six months ended June 30, 2021, Institutional Group net revenues increased 40.6% to a record $1.0 billion from $730.3 million during the comparable period in 2020. The increases in net revenues were primarily attributable to an increase in advisory fee and capital raising revenues, partially offset by a decrease in brokerage revenues. The segment’s performance continues to benefit from strong market activity, recent investments in our business, and contributions from Canada and Europe.

Commissions – For the three months ended June 30, 2021, commission revenues decreased 8.1% to $55.9 million from $60.9 million in the comparable period in 2020. For the six months ended June 30, 2021, commission revenues decreased 9.7% to $122.0 million from $135.1 million in the comparable period in 2020.

Principal transactions – For the three months ended June 30, 2021, principal transactions revenues decreased 20.9% to $97.4 million from $123.0 million in the comparable period in 2020. For the six months ended June 30, 2021, principal transaction revenues decreased 4.5% to $208.8 million from $218.7 million in the comparable period in 2020.

Brokerage revenues – For the three months ended June 30, 2021, institutional brokerage revenues decreased 16.6% to $153.3 million from $183.9 million in the comparable period in 2020. For the six months ended June 30, 2021, institutional brokerage revenues decreased 6.5% to $330.8 million from $353.8 million in the comparable period in 2020.

For the three months ended June 30, 2021, fixed income institutional brokerage revenues decreased 23.9% to $91.9 million from $120.7 million in the comparable period in 2020. For the six months ended June 30, 2021, fixed income brokerage revenues decreased 13.7% to $190.3 million from $220.4 million in the comparable period in 2020. The decrease in fixed income institutional brokerage revenues is primarily attributable to lower volatility as well as tighter credit spreads.

For the three months ended June 30, 2021, equity institutional brokerage revenues decreased 2.7% to $61.5 million from $63.2 million during the comparable period in 2020. The decline in equity institutional brokerage revenues is primarily attributable to lower volatility and volumes. For the six months ended June 30, 2021, equity brokerage revenues increased 5.4% to $140.6 million from $133.4 million during the comparable period in 2020.

Investment banking – For the three months ended June 30, 2021, investment banking revenues increased 74.4% to $364.5 million from $209.0 million during the comparable period in 2020. For the six months ended June 30, 2021, investment banking revenues increased 82.5% to $690.3 million from $378.2 million during the comparable period in 2020. The increase is primarily attributable to increases in advisory fees, as well as increases in equity and fixed income capital raising revenues.

For the three months ended June 30, 2021, capital raising revenues increased 42.0% to $157.9 million from $111.2 million in the comparable period in 2020. For the six months ended June 30, 2021, capital raising revenues increased 72.9% to $353.1 million from $204.3 million in the comparable period in 2020.

For the three months ended June 30, 2021, equity capital raising revenues increased 61.9% to $102.5 million from $63.3 million during the comparable period in 2020. For the six months ended June 30, 2021, equity capital raising revenues increased 102.4% to $249.9 million from $123.5 million during the comparable period in 2020. The increase is primarily attributable to an increase in deals compared to the prior year.

For the three months ended June 30, 2021, fixed income capital raising revenues increased 15.7% to $55.4 million from $47.9 million during the comparable period in 2020. For the six months ended June 30, 2021, fixed income capital raising revenues increased 27.8% to $103.3 million from $80.8 million during the comparable period in 2020. The increase is primarily attributable to an increase in our public finance business. In addition, there has been an increase in our corporate debt issuance business.

For the three months ended June 30, 2021, advisory fee revenues increased 111.2% to $206.7 million from $97.8 million in the comparable period in 2020. For the six months ended June 30, 2021, advisory fees increased 93.9% to $337.1 million from $173.9 million in the comparable period in 2020. The growth is primarily attributable to an increase in completed advisory transactions compared with lower volumes during the comparable period in 2020.

Interest – For the three months ended June 30, 2021, interest remained relatively consistent with the comparable period in 2020 at $3.5 million. For the six months ended June 30, 2021, interest decreased 14.5% to $7.3 million from $8.6 million during the comparable period in 2020. The decrease is primarily attributable to lower interest rates and lower inventory levels.

Other income – For the three months ended June 30, 2021, other income decreased 41.0% to $2.4 million from $4.1 million in the comparable period in 2020. The decrease is primarily attributable to lower investment gains over the comparable period in 2020. For the six months ended June 30, 2021, other income increased 224.8% to $4.3 million from a loss of $3.4 million during the comparable period in 2020. The increase is primarily attributable to improved investment gains over the comparable period in 2020.

Interest expense – For the three months ended June 30, 2021, interest expense increased 20.0% to $2.9 million from $2.5 million in the comparable period in 2020. For the six months ended June 30, 2021, interest expense decreased 14.7% to $5.8 million from $6.8 million in the comparable period in 2020. The decrease from the first half of 2020 is primarily attributable to lower interest rates and a decrease in inventory levels.

NON-INTEREST EXPENSES

For the three months ended June 30, 2021, Institutional Group non-interest expenses increased 20.4% to $379.3 million from $315.0 million for the comparable period in 2020. For the six months ended June 30, 2021, Institutional Group non-interest expenses increased 26.9% to $768.2 million from $605.5 million during the comparable period in 2020.

Compensation and benefits – For the three months ended June 30, 2021, compensation and benefits expense increased 24.0% to $299.5 million from $241.4 million during the comparable period in 2020. For the six months ended June 30, 2021, compensation and benefits expense increased 34.4% to $601.1 million from $447.4 million during the comparable period in 2020. The increase is driven by higher compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 57.5% and 58.5% for the three and six months ended June 30, 2021, respectively, compared to 60.6% and 61.3% for comparable periods in 2020, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2021, occupancy and equipment rental expense increased 11.3% to $17.8 million from $16.0 million during the comparable period in 2020. For the six months ended June 30, 2021, occupancy and equipment rental expense increased 6.0% to $34.7 million from $32.7 million during the comparable period in 2020. The increase is attributable to higher data processing costs, partially offset by lower occupancy costs.

Communications and office supplies – For the three months ended June 30, 2021, communications and office supplies expense decreased 3.5% to $22.2 million from $23.0 million during the comparable period in 2020. For the six months ended June 30, 2021, communications and office supplies expense increased 2.0% to $45.2 million from $44.3 million during the comparable period in 2020.

Commissions and floor brokerage – For the three months ended June 30, 2021, commissions and floor brokerage expense decreased 14.0% to $8.0 million from $9.3 million during the comparable period in 2020. For the six months ended June 30, 2021, commissions and floor brokerage expense decreased 8.7% to $17.3 million from $18.9 million during the comparable period in 2020. The decrease is primarily attributable to lower ECN trading costs.

Other operating expenses – For the three months ended June 30, 2021, other operating expenses increased 25.9% to $31.8 million from $25.3 million during the comparable period in 2020. The increases are primarily attributable to higher travel and entertainment expenses, conference-related expenses, and professional fees, partially offset by lower provisions for litigation matters and investment banking transaction expenses. For the six months ended June 30, 2021, other operating expenses increased 12.6% to $70.0 million from $62.2 million during the comparable period in 2020. The increases are primarily attributable to higher investment banking transaction expenses, conference-related expenses, and professional fees, partially offset by lower travel and entertainment expenses and lower provisions for litigation matters.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2021, income before income taxes for the Institutional Group segment increased 70.4% to $141.5 million from $83.0 million during the comparable period in 2020. For the six months ended June 30, 2021, income before income taxes for the Institutional Group segment increased 107.3% to $258.7 million from $124.8 million during the comparable period in 2020.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 27.2% and 25.2% for the three and six months ended June 30, 2021, respectively, from 20.9% and 17.1% during the comparable periods in 2020 as a result of strong revenue growth, partially offset by an increase in expenses.

Results of Operations – Other Segment

Three and Six months ended June 30, 2021 Compared with Three and Six months ended June 30, 2020

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net revenues	$(5,242)	$(8,061)	35.0	$(8,029)	$(10,221)	21.4
Non-interest expenses:
Compensation and benefits	51,218	47,462	7.9	110,787	120,283	(7.9)
Other operating expenses	48,314	40,891	18.2	98,485	86,711	13.6
Total non-interest expenses	99,532	88,353	12.7	209,272	206,994	1.1
Loss before income taxes	$(104,774)	$(96,414)	8.7%	$(217,301)	$(217,215)	0.0%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$6,119	$9,710	(37.0)	$12,293	$16,137	(23.8)
Other operating expenses	10,287	6,548	57.1	19,351	13,453	43.8
Total non-interest expenses	$16,406	$16,258	0.9%	$31,644	$29,590	6.9%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$45,099	$37,752	19.5	$98,494	$104,146	(5.4)
Other operating expenses	38,027	34,343	10.7	79,134	73,258	8.0
Total non-interest expenses	$83,126	$72,095	15.3%	$177,628	$177,404	0.1%

Non-interest expenses for the three months ended June 30, 2021 increased 15.3% from the comparable period in 2020. The increase consisted of a 19.5% increase in compensation and benefits and a 10.7% increase in other operating expenses. Non-interest expenses for the six months ended June 30, 2021 increased 0.1% from the comparable period in 2020. The increase consisted of an 8.0% increase in other operating expenses, partially offset by a 5.4% decrease in compensation and benefits.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2021, our total assets increased 11.8% to $29.7 billion from $26.6 billion at December 31, 2020. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2021, our liabilities were comprised primarily of deposits of $19.6 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.1 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $1.0 billion at our broker-dealer subsidiaries, and accrued employee compensation of $576.1 million. To meet our obligations to clients and operating needs, we had $1.4 billion in cash and cash equivalents at June 30, 2021. We also had highly liquid assets consisting of held-to-maturity securities of $5.0 billion, available-for-sale securities of $2.3 billion, client brokerage receivables of $1.3 billion, and financial instruments of $1.2 billion.

Cash Flow

Cash, cash equivalents, and restricted cash decreased $917.8 million to $1.4 billion at June 30, 2021, from $2.3 billion at December 31, 2020. Operating activities used cash of $436.0 million. Investing activities used cash of $2.9 billion due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $2.4 billion principally due to an increase in bank deposits, securities sold under agreements to repurchase, and securities loaned, partially offset by an increase in tax payments related to shares withheld for stock-based compensation, dividends paid on our common and preferred stock, and repurchases of our common stock.

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

As of June 30, 2021, we had $29.7 billion in assets, $11.2 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2021	December 31, 2020	Average Conversion
Cash and cash equivalents	$1,361,521	$2,279,274
Receivables from brokers, dealers, and clearing organizations	687,067	549,492	5 days
Securities purchased under agreements to resell	622,930	217,930	1 day
Financial instruments owned at fair value	1,220,359	682,744	3 days
Available-for-sale securities at fair value	2,280,157	2,230,297	2 days
Held-to-maturity securities at amortized cost	4,987,612	4,117,384	4 days
Investments	39,096	42,429	10 days
Total cash and assets readily convertible to cash	$11,198,742	$10,119,550

As of June 30, 2021 and December 31, 2020, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2021		December 31, 2020
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$193,934	$—	$155,081	$—
Financial instruments owned at fair value	407,246	407,246	190,955	190,955
Investment portfolio (AFS & HTM)	—	1,904,034	—	1,764,421
	$601,180	$2,311,280	$346,036	$1,955,376

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2021, the maximum number of shares that may yet be purchased under this plan was 12.6 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements, and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions, and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. These liquidity risk management practices have allowed us to effectively manage the market stress from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 49.

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

At June 30, 2021, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2021, available cash and highly liquid investments comprised approximately 19% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.4 billion of cash and cash equivalents at June 30, 2021, compared to $2.3 billion at December 31, 2020. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.3 billion in available-for-sale investment securities at June 30, 2021, compared to $2.2 billion at December 31, 2020. As of June 30, 2021, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2021, we had $19.6 billion in deposits compared to $17.4 billion at December 31, 2020. Our core deposits are primarily comprised of money market deposit accounts, non-interest bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at June 30, 2021, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $50.0 million during the six months ended June 30, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2021 on these advances was 0.27%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2021, there were no Federal Home Loan advances.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company.  Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of June 30, 2021.

We can draw upon this line as long as certain restrictive covenants are maintained. Under the Credit Facility, we are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and our bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2021, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $3.7 billion at June 30, 2021 and $64.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2021, there were no outstanding FHLB advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.2 billion with the Fed’s discount window at June 30, 2021. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $17.5 billion at June 30, 2021.

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

Preferred Stock Offerings – In July 2016, the Company completed an underwritten registered public offering of $150.0 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series A.

In February 2019, the Company completed an underwritten registered public offering of $150.0 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series B. In March 2019, we completed a public offering of an additional $10.0 million of Series B Preferred, pursuant to the over-allotment option.

In May 2020, the Company completed an underwritten registered public offering of $225.0 million 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, which included the sale of $25.0 million of Series C Preferred pursuant to an over-allotment option.

On July 22, 2021, the Company completed an underwritten registered public offering of $300.0 million of 4.50% Non-Cumulative Perpetual Preferred Stock, Series D. When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 4.50%, payable quarterly, in arrears. The Company may redeem the Series D preferred stock at its option, subject to regulatory approval, on or after August 15, 2026.

On July 21, 2021, the Company announced that it will redeem all of the outstanding 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. The redemption price will be $25.00 per depository share plus accrued and unpaid dividends to, but excluding, the date of redemption, August 20, 2021.

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

Use of Capital Resources

We have paid $52.6 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2021. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2021, and the years ended December 31, 2022, 2023, 2024, 2025, and thereafter are $71.6 million, $105.2 million, $95.2 million, $80.3 million, $60.0 million, and $181.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At June 30, 2021, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.5 million, of which 16.8 million were unvested. At June 30, 2021, there was unrecognized compensation cost for deferred awards of approximately $624.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2021, and the years ended December 31, 2022, 2023, 2024, 2025, and thereafter are $91.1 million, $166.7 million, $135.5 million, $107.2 million, $69.0 million, and $55.0 million, respectively. These estimates could change if our forfeitures change from historical levels.

On July 15, 2021, the Company purchased three commercial aircraft under lease to a domestic carrier, for a total purchase price of $145.9 million, which was funded from operating cash.

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

At June 30, 2021, Stifel had net capital of $614.5 million, which was 40.3% of aggregate debit items and $584.0 million in excess of its minimum required net capital. At June 30, 2021, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2021, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2021, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At June 30, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

We have been affected, and expect to continue to be affected, by market stress resulting from the COVID-19 pandemic that began in the first quarter of 2020. For more information on the effects of the pandemic, see Executive Summary - COVID-19 Pandemic on page 49.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2021, and the daily VaR at June 30, 2021 and December 31, 2020 (in thousands):

	Six Months Ended June 30, 2021			VAR Calculation at
	High	Low	Daily Average	June 30, 2021	December 31, 2020
Daily VaR	$33,356	$3,351	$16,369	$26,936	$8,435

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

The following table illustrates the estimated change in net interest margin at June 30, 2021, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	38.3%
+100	19.0
0	—
-100	(5.0)
-200	(5.8)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2021 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$8,674,365	$658,322	$2,322,393	$1,765,191
Securities	5,408,020	245,134	904,902	709,283
Interest-bearing cash	520,864	—	—	—
	$14,603,249	$903,456	$3,227,295	$2,474,474
Interest-bearing liabilities:
Transaction accounts and savings	$18,935,542	$—	$—	$—
Certificates of deposit	20,573	11,933	23,857	—
	$18,956,115	$11,933	$23,857	$—
GAP	(4,352,866)	891,523	3,203,438	2,474,474
Cumulative GAP	$(4,352,866)	$(3,461,343)	$(257,905)	$2,216,569

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion, and the fair value of the collateral that had been sold or repledged was $407.2 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2021 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2021.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2021. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2021	105,000	$67.84	105,000	12,943,249
May 1 - 31, 2021	100,000	69.11	100,000	12,843,249
June 1 - 30, 2021	235,000	63.57	235,000	12,608,249
	440,000	$65.85	440,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2021, the maximum number of shares that may yet be purchased under this plan was 12.6 million.

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

101 104

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

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

Date:  August 5, 2021