Form 10-Q
period 2021-09-30
STIFEL FINANCIAL CORP
filed 2021-11-04
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - November 1, 2021
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	104,110,518
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2021	December 31, 2020
($ in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$2,054,273	$2,279,274
Cash segregated for regulatory purposes	26,095	172,932
Receivables:
Brokerage clients, net	1,121,827	936,500
Brokers, dealers, and clearing organizations	488,429	549,492
Securities purchased under agreements to resell	598,535	217,930
Financial instruments owned, at fair value	1,199,386	694,028
Available-for-sale securities, at fair value	2,242,465	2,230,297
Held-to-maturity securities, at amortized cost	5,347,821	4,117,384
Loans:
Held for investment, net	13,502,587	11,006,760
Held for sale, at lower of cost or market	156,110	551,248
Investments, at fair value	120,919	113,862
Fixed assets, net	307,602	167,915
Operating lease right-of-use assets, net	756,885	793,181
Goodwill	1,182,313	1,181,998
Intangible assets, net	127,725	140,984
Loans and advances to financial advisors and other employees, net	607,552	596,993
Deferred tax assets, net	179,715	136,477
Other assets	800,095	716,999
Total assets	$30,820,334	$26,604,254

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	September 30, 2021	December 31, 2020
($ in thousands, except share and per share amounts)	(Unaudited)
Liabilities
Payables:
Brokerage clients	$1,317,245	$1,063,937
Brokers, dealers, and clearing organizations	245,278	177,937
Drafts	85,889	117,737
Securities sold under agreements to repurchase	195,451	190,955
Bank deposits	20,398,874	17,396,497
Financial instruments sold, but not yet purchased, at fair value	721,028	437,978
Accrued compensation	728,390	638,298
Accounts payable and accrued expenses	1,111,645	1,169,740
Federal Home Loan Bank advances	52,000	—
Senior notes	1,113,210	1,112,409
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	26,029,010	22,365,488

Equity
Stifel Financial Corp. shareholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 and 21,400 shares, respectively	685,000	535,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,661,728 and 111,661,621 shares, respectively	16,749	16,749
Additional paid-in-capital	1,864,011	1,888,982
Retained earnings	2,528,727	2,078,135
Accumulated other comprehensive income	21,585	27,639
Treasury stock, at cost, 7,398,501 and 8,512,584 shares, respectively	(324,748)	(307,739)
Total equity	4,791,324	4,238,766
Total liabilities and equity	$30,820,334	$26,604,254

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Commissions	$189,239	$172,654	$598,432	$560,780
Principal transactions	118,977	140,883	436,580	445,566
Investment banking	372,279	218,134	1,088,010	614,637
Asset management and service fees	313,862	230,782	887,878	667,496
Interest	141,844	114,411	402,975	403,956
Other income	18,760	20,258	57,629	50,979
Total revenues	1,154,961	897,122	3,471,504	2,743,414
Interest expense	10,023	13,822	38,641	51,263
Net revenues	1,144,938	883,300	3,432,863	2,692,151
Non-interest expenses:
Compensation and benefits	672,385	533,638	2,062,353	1,657,991
Occupancy and equipment rental	72,160	68,598	215,163	200,935
Communications and office supplies	40,432	40,123	123,565	124,293
Commissions and floor brokerage	14,744	13,254	44,424	43,273
Provision for credit losses	(660)	(1,353)	(15,564)	33,925
Other operating expenses	89,375	70,647	254,503	215,275
Total non-interest expenses	888,436	724,907	2,684,444	2,275,692
Income from operations before income tax expense	256,502	158,393	748,419	416,459
Provision for income taxes	64,126	37,866	184,951	101,456
Net income	192,376	120,527	563,468	315,003
Preferred dividends	9,689	9,897	26,267	19,584
Net income available to common shareholders	$182,687	$110,630	$537,201	$295,419

Earnings per common share:
Basic	$1.70	$1.04	$4.99	$2.78
Diluted	$1.54	$0.97	$4.54	$2.60

Cash dividends declared per common share	$0.15	$0.11	$0.45	$0.33

Weighted-average number of common shares outstanding:
Basic	107,379	105,941	107,655	106,221
Diluted	118,475	113,775	118,355	113,568

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income	$192,376	$120,527	$563,468	$315,003
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	2,971	19,123	(2,147)	22,467
Changes in unrealized losses on cash flow hedging instruments (3)	—	(2,968)	—	(651)
Foreign currency translation adjustment	(8,652)	7,946	(3,907)	(2,032)
Total other comprehensive income/(loss), net of tax	(5,681)	24,101	(6,054)	19,784
Comprehensive income	$186,695	$144,628	$557,414	$334,787

(1)

Net of tax benefit of $1.9 million and tax expense of $7.6 million for the three months ended September 30, 2021 and 2020, respectively. Net of tax benefit of $2.0 million and tax expense of $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

(2)

There were no reclassifications to earnings for the three and nine months ended September 30, 2021. Reclassifications to earnings were immaterial for the three and nine months ended September 30, 2020.

(3)	Reclassifications to earnings were immaterial for the three and nine months ended September 30, 2021 and 2020.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
($ in thousands, except per share amounts)	2021	2020
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$535,000	$535,000
Issuance of preferred stock	300,000	—
Redemption of preferred stock	(150,000)	—
Balance, end of period	685,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,846,986	1,847,608
Unit amortization, net of forfeitures	29,595	28,101
Distributions under employee plans	(3,266)	(3,403)
Issuance of preferred stock	(9,279)	15
Other	(25)	138
Balance, end of period	1,864,011	1,872,459
Retained earnings:
Balance, beginning of period	2,365,907	1,818,335
Net income	192,376	120,527
Dividends declared:
Common	(18,586)	(14,042)
Preferred	(9,689)	(9,897)
Distributions under employee plans	(1,169)	(302)
Other	(112)	(939)
Balance, end of period	2,528,727	1,913,682
Accumulated other comprehensive income/(loss):
Balance, beginning of period	27,266	(16,022)
Unrealized gains on securities, net of tax	2,971	19,123
Unrealized gains on cash flow hedging activities, net of tax	—	(2,968)
Foreign currency translation adjustment, net of tax	(8,652)	7,946
Balance, end of period	21,585	8,079
Treasury stock, at cost:
Balance, beginning of period	(283,118)	(317,610)
Distributions under employee plans	2,086	2,328
Common stock repurchased	(43,716)	—
Balance, end of period	(324,748)	(315,282)
Total Shareholders' Equity	$4,791,324	$4,030,687

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
($ in thousands, except per share amounts)	2021	2020
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$535,000	$310,000
Issuance of preferred stock	300,000	225,000
Redemption of preferred stock	(150,000)	—
Balance, end of period	685,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,888,982	1,903,703
Unit amortization, net of forfeitures	93,840	88,717
Distributions under employee plans	(109,563)	(113,389)
Issuance of preferred stock	(9,279)	(7,005)
Dividends declared to equity-award holders	—	350
Other	31	83
Balance, end of period	1,864,011	1,872,459
Retained earnings:
Balance, beginning of period	2,078,135	1,715,704
Net income	563,468	315,003
Dividends declared:
Common	(55,890)	(42,980)
Preferred	(26,267)	(19,584)
Distributions under employee plans	(30,315)	(47,813)
Cumulative adjustments for accounting changes	—	(7,772)
Other	(404)	1,124
Balance, end of period	2,528,727	1,913,682
Accumulated other comprehensive income/(loss):
Balance, beginning of period	27,639	(11,705)
Unrealized gains/(losses) on securities, net of tax	(2,147)	22,467
Unrealized gains on cash flow hedging activities, net of tax	—	(651)
Foreign currency translation adjustment, net of tax	(3,907)	(2,032)
Balance, end of period	21,585	8,079
Treasury stock, at cost:
Balance, beginning of period	(307,739)	(319,660)
Distributions under employee plans	67,714	60,895
Common stock repurchased	(84,723)	(56,517)
Balance, end of period	(324,748)	(315,282)
Total Stifel Financial Corp. Shareholders' Equity	4,791,324	4,030,687
Non-controlling interests:
Balance, beginning of period	—	54,999
Deconsolidation of non-controlling interest	—	(54,999)
Balance, end of period	—	—
Total Shareholders' Equity	$4,791,324	$4,030,687

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$563,468	$315,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,496	29,659
Amortization of loans and advances to financial advisors and other employees	83,850	76,728
Amortization of premium on investment portfolio	12,969	15,516
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	(15,564)	35,066
Amortization of intangible assets	13,216	14,489
Deferred income taxes	(42,492)	(8,973)
Stock-based compensation	85,283	80,987
Losses on sale of investments	1,302	22,828
Other, net	39,809	(7,926)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(185,327)	297,127
Brokers, dealers, and clearing organizations	61,063	183,105
Securities purchased under agreements to resell	(380,605)	(51,852)
Financial instruments owned, including those pledged	(505,358)	153,217
Loans originated as held for sale	(1,594,937)	(2,013,038)
Proceeds from mortgages held for sale	1,954,135	2,141,691
Loans and advances to financial advisors and other employees	(94,958)	(138,020)
Other assets	(76,967)	64,572
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	253,308	287,384
Brokers, dealers, and clearing organizations	28,900	(33,956)
Drafts	(31,848)	(29,060)
Financial instruments sold, but not yet purchased	283,050	(62,918)
Other liabilities and accrued expenses	84,942	(37,105)
Net cash provided by operating activities	$570,735	$1,334,524

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, and maturities of available-for-sale securities	$448,780	$781,922
Calls and principal paydowns of held-to-maturity securities	1,307,342	155,784
Sale or maturity of investments	17,581	2,252
Disposition of business	—	37,000
Increase in loans held for investment, net	(2,480,035)	(1,075,568)
Payments for:
Purchase of fixed assets	(173,183)	(70,532)
Purchase of available-for-sale securities	(807,088)	(628,660)
Purchase of held-to-maturity securities	(2,223,971)	(384,700)
Purchase of investments	(20,515)	(21,317)
Acquisitions, net of cash received	(315)	(280)
Net cash used in investing activities	(3,931,404)	(1,204,099)
Cash Flows From Financing Activities:
Proceeds from/(repayments of) Federal Home Loan Bank advances, net	52,000	(250,000)
Payment of contingent consideration	(16,798)	(22,285)
Increase/(decrease) in securities sold under agreements to repurchase	4,496	(209,363)
Increase in bank deposits, net	3,002,377	1,067,420
Increase/(decrease) in securities loaned	38,441	(520,982)
Tax payments related to shares withheld for stock-based compensation plans	(70,202)	(70,754)
Proceeds from preferred stock issuance, net	290,721	217,995
Proceeds from issuance of senior notes, net	—	393,940
Redemption of preferred stock	(150,000)	—
Repurchase of common stock	(84,723)	(56,517)
Cash dividends on preferred stock	(26,267)	(18,972)
Cash dividends paid to common stock and equity-award holders	(47,307)	(34,800)
Cash paid to employees upon settlement of equity awards	—	(27,101)
Net cash provided by financing activities	2,992,738	468,581
Effect of exchange rate changes on cash	(3,907)	(2,032)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	(371,838)	596,974
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,452,206	1,273,970
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$2,080,368	$1,870,944
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$227,641	$112,190
Cash paid for interest	47,070	66,974
Noncash financing activities:
Unit grants, net of forfeitures	142,771	117,801

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented ($ in thousands):
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,054,273	$2,279,274
Cash segregated for regulatory purposes	26,095	172,932
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,080,368	$2,452,206

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

On November 11, 2020, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock paid on December 16, 2020, to shareholders of record as of December 2, 2020. All share and per share information has been retroactively adjusted to reflect the stock split.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2021 and December 31, 2020, included (in thousands):

	September 30, 2021	December 31, 2020
Deposits paid for securities borrowed	$314,154	$313,131
Receivables from clearing organizations	131,469	229,070
Securities failed to deliver	42,806	7,291
	$488,429	$549,492

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2021 and December 31, 2020, included (in thousands):

	September 30, 2021	December 31, 2020
Deposits received from securities loaned	$183,564	$145,124
Securities failed to receive	43,603	7,273
Payable to clearing organizations	18,111	25,540
	$245,278	$177,937

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Money market funds	$1,639	$—	$34,192	$—
Mutual funds	6,885	—	7,152	—
Partnership interests	12,893	12,946	3,744	2,520
Private equity funds	2,286	1,203	1,489	1,203
Total	$23,703	$14,149	$46,577	$3,723

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, are presented below (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$16,829	$16,829	$—	$—
U.S. government agency securities	182,636	—	182,636	—
Mortgage-backed securities:
Agency	303,684	—	303,684	—
Non-agency	19,697	—	19,697	—
Asset-backed securities	74,783	—	5,849	68,934
Corporate securities:
Fixed income securities	318,288	250	318,038	—
Equity securities	91,874	90,648	1,226	—
Sovereign debt	9,920	—	9,920	—
State and municipal securities	162,821	—	162,821	—
Loans	18,854	—	—	18,854
Total financial instruments owned	1,199,386	107,727	1,003,871	87,788
Available-for-sale securities:
U.S. government agency securities	2,268	—	2,268	—
State and municipal securities	2,414	—	2,414	—
Mortgage-backed securities:
Agency	1,016,730	—	1,016,730	—
Commercial	75,701	—	75,701	—
Non-agency	581	—	581	—
Corporate fixed income securities	820,839	—	820,839	—
Asset-backed securities	323,932	—	323,932	—
Total available-for-sale securities	2,242,465	—	2,242,465	—
Investments:
Corporate equity securities	25,198	16,443	1,001	7,754
Auction rate securities	12,912	—	—	12,912
Other	60,745	10,233	14,547	35,965
Investments in funds and partnerships measured at NAV	22,064
Total investments	120,919	26,676	15,548	56,631
Cash equivalents measured at NAV	1,639
	$3,564,409	$134,403	$3,261,884	$144,419

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$366,014	$366,014	$—	$—
U.S. government agency securities	44,638	—	44,638	—
Agency mortgage-backed securities	109,887	—	109,887	—
Corporate securities:
Fixed income securities	161,529	—	161,529	—
Equity securities	30,813	30,813	—	—
Other	8,147	—	8,147	—
Total financial instruments sold, but not yet purchased	$721,028	$396,827	$324,201	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, are presented below (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$46,900	$46,900	$—	$—
U.S. government agency securities	56,450	—	56,450	—
Agency mortgage-backed securities	216,434	—	216,434	—
Corporate securities:
Fixed income securities	194,575	4,474	190,101	—
Equity securities	67,593	62,979	4,614	—
State and municipal securities	96,150	—	96,150	—
Other (1)	15,926	—	4,642	11,284
Total financial instruments owned	694,028	114,353	568,391	11,284
Available-for-sale securities:
U.S. government agency securities	4,361	—	4,361	—
State and municipal securities	2,453	—	2,453	—
Mortgage-backed securities:
Agency	793,410	—	793,410	—
Commercial	95,613	—	95,613	—
Non-agency	4,569	—	4,569	—
Corporate fixed income securities	631,758	—	631,758	—
Asset-backed securities	698,133	—	698,133	—
Total available-for-sale securities	2,230,297	—	2,230,297	—
Investments:
Corporate equity securities	29,496	29,496	—	—
Auction rate securities	12,933	—	—	12,933
Other	59,048	10,342	6,593	42,113
Investments in funds and partnerships measured at NAV	12,385
Total investments	113,862	39,838	6,593	55,046
Cash equivalents measured at NAV	34,192
	$3,072,379	$154,191	$2,805,281	$66,330

(1)	Includes loans, asset-backed securities, sovereign debt, and non-agency mortgage-backed securities.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$91,974	$91,974	$—	$—
Agency mortgage-backed securities	141,227	—	141,227	—
Corporate securities:
Fixed income securities	162,626	4,094	158,532	—
Equity securities	30,848	30,848	—	—
Other (2)	11,303	—	11,303	—
Total financial instruments sold, but not yet purchased	$437,978	$126,916	$311,062	$—

(2)	Includes sovereign debt and state and municipal securities.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021
	Financial instruments owned		Investments
	Asset-backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at June 30, 2021	$1,815	$22,839	$8,754	$12,959	$34,666
Unrealized gains/(losses)	—	—	(1,000)	(47)	1,299
Purchases	68,028	3,365	—	—	—
Sales	—	(7,350)	—	—	—
Redemptions	(839)	—	—	—	—
Transfers out of Level 3	(70)	—	—	—	—
Net change	67,119	(3,985)	(1,000)	(47)	1,299
Balance at September 30, 2021	$68,934	$18,854	$7,754	$12,912	$35,965

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30, 2021
	Financial instruments owned		Investments
	Asset-backed Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2020	$9	$11,275	$—	$12,933	$42,113
Unrealized gains/(losses)	(3,000)	(48)	(1,000)	(21)	782
Realized gains	7,361	—	—	—	—
Purchases	68,104	14,977	3,000	—	—
Sales	—	(7,350)	—	—	—
Redemptions	(10,400)	—	—	—	—
Transfers into Level 3	—	—	5,754	—	—
Transfers out of Level 3	(70)	—	—	—	—
Category transfers	6,930	—	—	—	(6,930)
Net change	68,925	7,579	7,754	(21)	(6,148)
Balance at September 30, 2021	$68,934	$18,854	$7,754	$12,912	$35,965

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2021, relating to Level 3 assets still held at September 30, 2021, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2021 and December 31, 2020, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,054,273	$2,054,273	$2,279,274	$2,279,274
Cash segregated for regulatory purposes	26,095	26,095	172,932	172,932
Securities purchased under agreements to resell	598,535	598,535	217,930	217,930
Financial instruments owned	1,199,386	1,199,386	694,028	694,028
Available-for-sale securities	2,242,465	2,242,465	2,230,297	2,230,297
Held-to-maturity securities	5,347,821	5,354,129	4,117,384	4,107,960
Bank loans	13,502,587	13,584,900	11,006,760	11,088,058
Loans held for sale	156,110	156,110	551,248	551,248
Investments	120,919	120,919	113,862	113,862
Financial liabilities:
Securities sold under agreements to repurchase	$195,451	$195,451	$190,955	$190,955
Bank deposits	20,398,874	20,161,189	17,396,497	17,192,722
Financial instruments sold, but not yet purchased	721,028	721,028	437,978	437,978
Federal Home Loan Bank advances	52,000	52,000	—	—
Senior notes	1,113,210	1,243,147	1,112,409	1,265,669
Debentures to Stifel Financial Capital Trusts	60,000	46,130	60,000	41,071

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,052,634	$2,052,634	$—	$—
Cash segregated for regulatory purposes	26,095	26,095	—	—
Securities purchased under agreements to resell	598,535	393,097	205,438	—
Held-to-maturity securities	5,354,129	—	5,212,387	141,742
Bank loans	13,584,900	—	13,584,900	—
Loans held for sale	156,110	—	156,110	—
Financial liabilities:
Securities sold under agreements to repurchase	$195,451	$—	$195,451	$—
Bank deposits	20,161,189	—	20,161,189	—
Federal Home Loan Bank advances	52,000	52,000	—	—
Senior notes	1,243,147	1,243,147	—	—
Debentures to Stifel Financial Capital Trusts	46,130	—	—	46,130

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,245,082	$2,245,082	$—	$—
Cash segregated for regulatory purposes	172,932	172,932	—	—
Securities purchased under agreements to resell	217,930	164,094	53,836	—
Held-to-maturity securities	4,107,960	—	3,943,944	164,016
Bank loans	11,088,058	—	11,088,058	—
Loans held for sale	551,248	—	551,248	—
Financial liabilities:
Securities sold under agreements to repurchase	$190,955	$—	$190,955	$—
Bank deposits	17,192,722	—	17,192,722	—
Senior notes	1,265,669	1,265,669	—	—
Debentures to Stifel Financial Capital Trusts	41,071	—	—	41,071

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2021 and December 31, 2020.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2021 and December 31, 2020 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2021 and December 31, 2020 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021	December 31, 2020
Financial instruments owned:
U.S. government securities	$16,829	$46,900
U.S. government agency securities	182,636	56,450
Mortgage-backed securities:
Agency	303,684	216,434
Non-agency	19,697	107
Asset-backed securities	74,783	3,394
Corporate securities:
Fixed income securities	318,288	194,575
Equity securities	91,874	67,593
Sovereign debt	9,920	1,150
State and municipal securities	162,821	96,150
Loans	18,854	11,275
	$1,199,386	$694,028
Financial instruments sold, but not yet purchased:
U.S. government securities	$366,014	$91,974
U.S. government agency securities	44,638	—
Agency mortgage-backed securities	109,887	141,227
Corporate securities:
Fixed income securities	161,529	162,626
Equity securities	30,813	30,848
Other (1)	8,147	11,303
	$721,028	$437,978
(1)	Includes sovereign debt and state and municipal securities.

At September 30, 2021 and December 31, 2020, financial instruments owned in the amount of $206.0 million and $194.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$2,249	$19	$—	$2,268
State and municipal securities	2,378	36	—	2,414
Mortgage-backed securities:
Agency	1,011,466	11,408	(6,144)	1,016,730
Commercial	73,187	2,514	—	75,701
Non-agency	581	—	—	581
Corporate fixed income securities	803,835	19,677	(2,673)	820,839
Asset-backed securities	322,322	3,546	(1,936)	323,932
	$2,216,018	$37,200	$(10,753)	$2,242,465
Held-to-maturity securities (2)
Asset-backed securities	$5,347,821	$9,315	$(3,007)	$5,354,129

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
Available-for-sale securities
U.S. government agency securities	$4,293	$68	$—	$4,361
State and municipal securities	2,395	58	—	2,453
Mortgage-backed securities:
Agency	777,025	16,401	(16)	793,410
Commercial	91,237	4,376	—	95,613
Non-agency	4,550	28	(9)	4,569
Corporate fixed income securities	604,662	27,096	—	631,758
Asset-backed securities	700,177	3,522	(5,566)	698,133
	$2,184,339	$51,549	$(5,591)	$2,230,297
Held-to-maturity securities (2)
Asset-backed securities	$4,117,384	$8,111	$(17,535)	$4,107,960

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2021, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at September 30, 2021 and December 31, 2020 was $28.1 million and $26.0 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

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

During the third quarter of 2020, the Company transferred $313.0 million of certain asset-backed securities from the available-for-sale category to held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

There were no sales of available-for-sale securities during the nine months ended September 30, 2021. There were no sales of available-for-sale securities during the three months ended September 30, 2020. For the nine months ended September 30, 2020, we received proceeds of $491.9 million, from the sale of available-for-sale securities, which resulted in a realized loss of $0.5 million.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2021 and December 31, 2020 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities
Within one year	$25,169	$25,321	$143,462	$144,362
After one year through three years	223,518	230,667	134,040	137,625
After three years through five years	213,452	222,208	247,907	266,139
After five years through ten years	458,386	461,232	429,921	435,111
After ten years	1,295,493	1,303,037	1,229,009	1,247,060
	$2,216,018	$2,242,465	$2,184,339	$2,230,297
Held-to-maturity securities
After three years through five years	$—	$—	$17,460	$17,460
After five years through ten years	2,267,811	2,267,120	1,932,439	1,926,425
After ten years	3,080,010	3,087,009	2,167,485	2,164,075
	$5,347,821	$5,354,129	$4,117,384	$4,107,960

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2021, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$2,064	$204	$—	$—	$2,268
State and municipal securities	—	—	2,414	—	2,414
Mortgage-backed securities:
Agency	56	96	63,321	953,257	1,016,730
Commercial	—	—	—	75,701	75,701
Non-agency	—	—	—	581	581
Corporate fixed income securities	23,201	452,575	345,063	—	820,839
Asset-backed securities	—	—	50,434	273,498	323,932
	$25,321	$452,875	$461,232	$1,303,037	$2,242,465
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,267,811	$3,080,010	$5,347,821

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2021 and December 31, 2020, securities of $735.4 million and $368.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2021 and December 31, 2020, securities of $1.2 billion and $1.4 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Agency mortgage-backed securities	$(6,142)	$618,905	$(2)	$332	$(6,144)	$619,237
Corporate fixed income securities	(2,673)	181,665	—	—	(2,673)	181,665
Asset-backed securities	(1,645)	116,790	(291)	51,144	(1,936)	167,934
	$(10,460)	$917,360	$(293)	$51,476	$(10,753)	$968,836

At September 30, 2021, the amortized cost of 55 securities classified as available for sale exceeded their fair value by $10.8 million, of which $0.3 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2021, was $968.8 million, which was 43.2% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at September 30, 2021 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,104,716	$4,235,714	$5,000	$2,391	$5,347,821

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2021 and December 31, 2020 (in thousands, except percentages):

	September 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
Commercial and industrial	$5,033,313	36.9%	$4,296,089	38.5%
Residential real estate	4,952,372	36.3	3,956,670	35.4
Securities-based loans	2,581,705	19.0	1,933,974	17.3
Construction and land	576,362	4.2	501,681	4.5
Commercial real estate	369,502	2.7	366,485	3.3
Home equity lines of credit	82,230	0.6	75,507	0.7
Other	35,803	0.3	40,407	0.3
Gross bank loans	13,631,287	100.0%	11,170,813	100.0%
Unamortized loan discount, net	(150)		(1,822)
Loans in process	(32,909)		(48,222)
Unamortized loan fees, net	(1,348)		(1,980)
Allowance for loan losses	(94,293)		(112,029)
Loans held for investment, net	$13,502,587		$11,006,760

At September 30, 2021 and December 31, 2020, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $26.1 million and $23.6 million, respectively.

At September 30, 2021 and December 31, 2020, we had loans held for sale of $156.1 million and $551.2 million, respectively. For the three months ended September 30, 2021 and 2020, we recognized gains of $4.4 million and $15.0 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2021 and 2020, we recognized gains of $25.8 million and $28.0 million, respectively, from the sale of originated loans, net of fees and costs.

During the three months ended June 30, 2021, we reclassified $217.1 million of primarily commercial loans and $285.6 million of deposits to held for sale. During the three months ended September 30, 2021, we sold $208.0 million in unpaid principal balance of loans and $215.1 million in deposits. Based upon the terms of the sale, we recognized a $7.4 million gain, which is reflected in other income on the consolidated statements of operations.

At September 30, 2021 and December 31, 2020, loans, primarily consisting of residential and commercial real estate loans of $4.7 billion and $3.8 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at September 30, 2021 and December 21, 2020 was $23.8 million and $20.8 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 (in thousands).

	Three Months Ended September 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$46,943	$(256)	$—	$—	$46,687
Construction and land	15,953	(1,620)	—	—	14,333
Residential real estate	21,267	2,637	—	—	23,904
Commercial real estate	11,903	(6,582)	—	—	5,321
Securities-based loans	2,519	808	—	—	3,327
Home equity lines of credit	426	48	—	—	474
Other	185	62	—	—	247
	$99,196	$(4,903)	$—	$—	$94,293

	Nine Months Ended September 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,222	$(15,333)	$(5,202)	$—	$46,687
Construction and land	17,275	(2,942)	—	—	14,333
Residential real estate	16,300	7,604	—	—	23,904
Commercial real estate	8,580	(3,259)	—	—	5,321
Securities-based loans	2,015	1,312	—	—	3,327
Home equity lines of credit	374	100	—	—	474
Other	263	(16)	—	—	247
	$112,029	$(12,534)	$(5,202)	$—	$94,293

The provision for unfunded lending commitments was an expense of $4.2 million and a credit of $3.0 million for the three and nine months ended September 30, 2021, respectively. The provision for unfunded lending commitments was a credit of $3.0 million and an expense of $0.1 million for the three and nine months ended September 30, 2020, respectively. The provision for unfunded lending commitments is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 (in thousands).

	Three Months Ended September 30, 2020
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$65,503	$10,303	$(1)	$4	$75,809
Residential real estate	24,043	(6,360)	—	—	17,683
Construction and land	13,075	(2,889)	—	—	10,186
Commercial real estate	10,647	(2,730)	—	—	7,917
Securities-based loans	1,807	95	—	—	1,902
Home equity lines of credit	499	(205)	—	87	381
Other	247	9	(22)	1	235
	$115,821	$(1,777)	$(23)	$92	$114,113

	Nine Months Ended September 30, 2020
	Beginning Balance	CECL Adoption	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$25,949	$(153)	$4	$75,809
Residential real estate	14,253	3,499	(69)	—	—	17,683
Construction and land	4,613	2,674	2,899	—	—	10,186
Commercial real estate	3,564	791	3,562	—	—	7,917
Securities-based loans	2,361	1,346	(1,805)	—	—	1,902
Home equity lines of credit	442	39	(188)	—	88	381
Other	397	(145)	21	(40)	2	235
	$95,579	$(11,736)	$30,369	$(193)	$94	$114,113

At September 30, 2021, we had $8.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at September 30, 2021 was $4.1 million. At December 31, 2020, we had $13.8 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2020 was $8.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2021 and 2020, were insignificant to the consolidated financial statements.

In December 2020, the U.S. federal government enacted the Consolidated Appropriations Act of 2021, which provided additional COVID-19 relief to American families and business, including extending TDR relief under the CARES Act until the earlier of December 31, 2021, or 60 days following the termination of the national emergency.

The following tables present the aging of the recorded investment in past due loans at September 30, 2021 and December 31, 2020 by portfolio segment (in thousands):

	As of September 30, 2021
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$6,805	$6,805	$5,026,508	$5,033,313
Residential real estate	3,894	1,333	5,227	4,947,145	4,952,372
Securities-based loans	—	—	—	2,581,705	2,581,705
Construction and land	—	—	—	576,362	576,362
Commercial real estate	—	33	33	369,469	369,502
Home equity lines of credit	—	—	—	82,230	82,230
Other	—	—	—	35,803	35,803
Total	$3,894	$8,171	$12,065	$13,619,222	$13,631,287

	As of September 30, 2021*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$6,805	$—	$—	$6,805
Residential real estate	84	156	1,249	1,489
Commercial real estate	33	—	—	33
Total	$6,922	$156	$1,249	$8,327

*	There were no loans past due 90 days and still accruing interest at September 30, 2021.

	As of December 31, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$14	$12,237	$12,251	$4,283,838	$4,296,089
Residential real estate	4,554	1,249	5,803	3,950,867	3,956,670
Securities-based loans	—	—	—	1,933,974	1,933,974
Construction and land	—	—	—	501,681	501,681
Commercial real estate	—	144	144	366,341	366,485
Home equity lines of credit	12	—	12	75,495	75,507
Other	31	—	31	40,376	40,407
Total	$4,611	$13,630	$18,241	$11,152,572	$11,170,813

	As of December 31, 2020*
	Non-Accrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$12,251	$—	$—	$12,251
Residential real estate	—	158	1,249	1,407
Commercial real estate	144	—	—	144
Total	$12,395	$158	$1,249	$13,802

*	There were no loans past due 90 days and still accruing interest at December 31, 2020.

Credit quality indicators

As of September 30, 2021, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2021 and December 31, 2020, 98.9% and 98.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$4,824,500	$91,090	$110,918	$6,805	$5,033,313
Residential real estate	4,951,039	—	84	1,249	4,952,372
Securities-based loans	2,581,705	—	—	—	2,581,705
Construction and land	542,122	14,240	20,000	—	576,362
Commercial real estate	362,738	—	6,731	33	369,502
Home equity lines of credit	82,230	—	—	—	82,230
Other	35,803	—	—	—	35,803
Total	$13,380,137	$105,330	$137,733	$8,087	$13,631,287

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,995,351	$105,759	$182,728	$12,251	$4,296,089
Residential real estate	3,955,421	—	—	1,249	3,956,670
Securities-based loans	1,933,974	—	—	—	1,933,974
Construction and land	467,441	14,240	20,000	—	501,681
Commercial real estate	356,008	10,333	—	144	366,485
Home equity lines of credit	75,507	—	—	—	75,507
Other	40,407	—	—	—	40,407
Total	$10,824,109	$130,332	$202,728	$13,644	$11,170,813

	Term Loans Amortized Cost Basis by Origination Year – September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$1,303,613	$351,928	$376,203	$480,660	$245,320	$366,376	$1,700,400	$4,824,500
Special Mention	—	—	30,000	32,220	28,870	—	—	91,090
Substandard	—	512	27,255	46,085	26,382	7,731	2,953	110,918
Doubtful	—	—	—	—	6,805	—	—	6,805
	$1,303,613	$352,440	$433,458	$558,965	$307,377	$374,107	$1,703,353	$5,033,313
Residential real estate:
Pass	$1,890,145	$1,362,365	$646,445	$268,473	$222,351	$561,260	$—	$4,951,039
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	84	—	84
Doubtful	—	—	—	—	149	1,100	—	1,249
	$1,890,145	$1,362,365	$646,445	$268,473	$222,500	$562,444	$—	$4,952,372
Securities-based loans:
Pass	$5,897	$39,570	$93,576	$294	$140	$11,475	$2,430,753	$2,581,705
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$5,897	$39,570	$93,576	$294	$140	$11,475	$2,430,753	$2,581,705
Construction and land:
Pass	$55,368	$111,262	$240,337	$65,446	$63,484	$6,225	$—	$542,122
Special Mention	—	—	—	14,240	—	—	—	14,240
Substandard	—	—	—	20,000	—	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$55,368	$111,262	$240,337	$99,686	$63,484	$6,225	$—	$576,362
Commercial real estate:
Pass	$64,963	$73,006	$148,581	$22,510	$36,438	$17,240	$—	$362,738
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,731	—	6,731
Doubtful	—	—	—	33	—	—	—	33
	$64,963	$73,006	$148,581	$22,543	$36,438	$23,971	$—	$369,502
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$82,230	$82,230
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$82,230	$82,230
Other:
Pass	$—	$10,000	$—	$5,526	$—	$19,156	$1,121	$35,803
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$10,000	$—	$5,526	$—	$19,156	$1,121	$35,803

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2020	Adjustments	Write-off	September 30, 2021
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	846,989	315	—	847,304
	$1,181,998	$315	$—	$1,182,313

	December 31, 2020	Adjustments	Amortization	September 30, 2021
Intangible assets
Global Wealth Management	$44,671	$—	$(4,319)	$40,352
Institutional Group	96,313	(43)	(8,897)	87,373
	$140,984	$(43)	$(13,216)	$127,725

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2021 are primarily attributable to the acquisition of North Atlantic Capital Corporation in February 2021 and the impact of exchange rate changes during the period.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$202,190	$93,819	$202,342	$85,152
Trade names	28,659	16,973	28,659	15,660
Non-compete agreements	9,240	5,302	9,240	4,229
Core deposits	8,615	5,944	8,615	4,809
Investment banking backlog	4,245	3,443	4,245	2,734
Acquired technology	840	583	840	373
	$253,789	$126,064	$253,941	$112,957

Amortization expense related to intangible assets was $4.5 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $13.2 million and $14.5 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2021, are: customer relationships, 9.8 years; trade names, 8.6 years; non-compete agreements, 5.4 years; core deposits, 2.8 years; investment banking backlog, 7.4 years; and acquired technology, 1.0 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below.  As of September 30, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2021	$4,395
2022	16,421
2023	14,601
2024	13,908
2025	12,067
Thereafter	64,215
$125,607

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

Our uncommitted secured lines of credit at September 30, 2021, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $50.0 million during the nine months ended September 30, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $52.0 million as of September 30, 2021 are floating-rate advances. The weighted average interest rates on these advances during the three and nine months ended September 30, 2021 was 0.28%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company.  Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of September 30, 2021.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(11,790)	(12,591)
Senior notes, net	$1,113,210	$1,112,409

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Demand deposits (interest-bearing)	$19,729,032	$16,886,953
Demand deposits (non-interest-bearing)	635,059	411,890
Certificates of deposit	34,783	97,654
	$20,398,874	$17,396,497

The weighted-average interest rate on deposits was 0.03% and 0.09% at September 30, 2021 and December 31, 2020, respectively.

Scheduled maturities of certificates of deposit at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Certificates of deposit, less than $100,000:
Within one year	$250	$2,719
One to three years	13	409
Three to five years	—	254
	$263	$3,382
Certificates of deposit, $100,000 and greater:
Within one year	$24,495	$63,650
One to three years	10,025	30,622
Three to five years	—	—
	34,520	94,272
	$34,783	$97,654

At September 30, 2021 and December 31, 2020, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $9.9 million and $6.7 million, respectively. Brokerage customers’ deposits were $18.6 billion and $16.0 billion, respectively.

NOTE 12 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Total
Gross amounts of recognized assets	$314,154	$598,535	$912,689
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	314,154	598,535	912,689
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(39,225)	(10,655)	(49,880)
Available collateral	(260,229)	(584,240)	(844,469)
Net amount	$14,700	$3,640	$18,340

	As of December 31, 2020
	Securities borrowing (1)	Reverse repurchase agreements (2)	Total
Gross amounts of recognized assets	$313,131	$217,930	$531,061
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	313,131	217,930	531,061
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,183)	(17,992)	(64,175)
Available collateral	(244,578)	(199,110)	(443,688)
Net amount	$22,370	$828	$23,198

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities pledged as collateral was $594.9 million and $217.3 million at September 30, 2021 and December 31, 2020, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Securities lending (3)	Repurchase agreements (4)	Total
Gross amounts of recognized liabilities	$(183,564)	$(195,451)	$(379,015)
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	(183,564)	(195,451)	(379,015)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	39,225	10,655	49,880
Collateral pledged	144,334	184,796	329,130
Net amount	$(5)	$—	$(5)

	As of December 31, 2020
	Securities lending (3)	Repurchase agreements (4)	Total
Gross amounts of recognized liabilities	$(145,124)	$(190,955)	$(336,079)
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	(145,124)	(190,955)	(336,079)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,183	17,992	64,175
Collateral pledged	98,925	172,963	271,888
Net amount	$(16)	$—	$(16)

(3)

Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included in the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $200.6 million and $200.2 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 13 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2021, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2021, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $109.9 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2021, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At September 30, 2021, Stifel had net capital of $654.9 million, which was 49.8% of aggregate debit items and $628.6 million in excess of its minimum required net capital. At September 30, 2021, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2021, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At September 30, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2021 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$2,816,734	16.6%	$764,693	4.5%	$1,104,557	6.5%
Tier 1 capital	3,501,734	20.6%	1,019,591	6.0%	1,359,454	8.0%
Total capital	3,643,378	21.4%	1,359,454	8.0%	1,699,318	10.0%
Tier 1 leverage	3,501,734	12.0%	1,164,911	4.0%	1,456,139	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,145,805	10.7%	$482,722	4.5%	$697,264	6.5%
Tier 1 capital	1,145,805	10.7%	643,629	6.0%	858,172	8.0%
Total capital	1,250,328	11.7%	858,172	8.0%	1,072,715	10.0%
Tier 1 leverage	1,145,805	7.0%	651,241	4.0%	814,051	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$309,150	20.9%	$66,632	4.5%	$96,246	6.5%
Tier 1 capital	309,150	20.9%	88,843	6.0%	118,457	8.0%
Total capital	316,431	21.4%	118,457	8.0%	148,071	10.0%
Tier 1 leverage	309,150	7.1%	174,525	4.0%	218,157	5.0%

NOTE 16 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At September 30, 2021 and December 31, 2020, operating lease right-of-use assets were $756.9 million and $793.2 million, respectively, and lease liabilities were $804.4 million and $839.8 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Operating lease cost	$25,802	$25,251
Short-term lease cost	110	590
Variable lease cost	265	20
Sublease income	(643)	(997)
Net lease cost	$25,534	$24,864

	Nine Months Ended September 30,
	2021	2020
Operating lease cost	$76,292	$73,172
Short-term lease cost	343	2,892
Variable lease cost	606	62
Sublease income	(1,951)	(2,901)
Net lease cost	$75,290	$73,225

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the nine months ended September 30, 2021 (in thousands):

Operating lease cash flows	$73,589
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,189
Weighted-average remaining lease term	11.8 years
Weighted-average discount rate	4.14%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of September 30, 2021, (in thousands, except percentages).

Remainder of 2021	$25,387
2022	100,075
2023	98,372
2024	96,377
2025	94,537
Thereafter	617,407
Total undiscounted lease payments	1,032,155
Imputed interest	(227,778)
Total operating lease liabilities	$804,377

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Revenues from contracts with customers:
Commissions	$189,239	$172,654
Investment banking	372,279	218,134
Asset management and service fees	313,862	230,782
Other	5,092	15,329
Total revenue from contracts with customers	880,472	636,899
Other sources of revenue:
Interest	141,844	114,411
Principal transactions	118,977	140,883
Other	13,668	4,929
Total revenues	$1,154,961	$897,122

	Nine Months Ended September 30,
	2021	2020
Revenues from contracts with customers:
Commissions	$598,432	$560,780
Investment banking	1,088,010	614,637
Asset management and service fees	887,878	667,496
Other	30,331	32,408
Total revenue from contracts with customers	2,604,651	1,875,321
Other sources of revenue:
Interest	402,975	403,956
Principal transactions	436,580	445,566
Other	27,298	18,571
Total revenues	$3,471,504	$2,743,414

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$133,998	$55,241	$—	$189,239
Capital raising	11,580	152,481	—	164,061
Advisory fees	—	208,218	—	208,218
Investment banking	11,580	360,699	—	372,279
Asset management	313,838	24	—	313,862
Other	5,206	—	(114)	5,092
Total	464,622	415,964	(114)	880,472
Primary Geographic Region:
United States	464,622	348,087	(114)	812,595
United Kingdom	—	46,267	—	46,267
Canada	—	13,088	—	13,088
Other	—	8,522	—	8,522
	$464,622	$415,964	$(114)	$880,472

	Three Months Ended September 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$120,600	$52,054	$—	$172,654
Capital raising	8,113	129,179	—	137,292
Advisory fees	—	80,842	—	80,842
Investment banking	8,113	210,021	—	218,134
Asset management	230,765	17	—	230,782
Other	14,535	—	794	15,329
Total	374,013	262,092	794	636,899
Primary Geographic Region:
United States	374,013	209,141	794	583,948
United Kingdom	—	30,959	—	30,959
Canada	—	11,133	—	11,133
Other	—	10,859	—	10,859
	$374,013	$262,092	$794	$636,899

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Nine Months Ended September 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$421,156	$177,276	$—	$598,432
Capital raising	37,027	505,618	—	542,645
Advisory fees	—	545,365	—	545,365
Investment banking	37,027	1,050,983	—	1,088,010
Asset management	887,794	84	—	887,878
Other	28,552	—	1,779	30,331
Total	1,374,529	1,228,343	1,779	2,604,651
Primary Geographic Region:
United States	1,374,529	996,429	1,779	2,372,737
United Kingdom	—	137,482	—	137,482
Canada	—	64,145	—	64,145
Other	—	30,287	—	30,287
	$1,374,529	$1,228,343	$1,779	$2,604,651

	Nine Months Ended September 30, 2020 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$373,653	$187,127	$—	$560,780
Capital raising	26,443	333,442	—	359,885
Advisory fees	19	254,733	—	254,752
Investment banking	26,462	588,175	—	614,637
Asset management	667,446	50	—	667,496
Other	30,104	—	2,304	32,408
Total	1,097,665	775,352	2,304	1,875,321
Primary Geographic Region:
United States	1,097,665	609,328	2,304	1,709,297
United Kingdom	—	110,053	—	110,053
Canada	—	27,240	—	27,240
Other	—	28,731	—	28,731
	$1,097,665	$775,352	$2,304	$1,875,321

(1)  Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2021.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $180.0 million and $148.6 million at September 30, 2021 and December 31, 2020, respectively. We had no significant impairments related to these receivables during the nine months ended September 30, 2021.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements and investment advisory fees where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2021 and December 31, 2020 was $16.8 million and $12.1 million, respectively.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans held for investment, net	$95,075	$76,281	$274,693	$250,565
Investment securities	34,247	31,966	95,738	121,630
Margin balances	6,624	5,803	19,001	22,298
Financial instruments owned	3,581	2,924	9,019	10,357
Other	2,317	(2,563)	4,524	(894)
	$141,844	$114,411	$402,975	$403,956
Interest expense:
Senior notes	$11,850	$15,411	$35,924	$39,677
Bank deposits	1,111	1,478	3,608	13,324
Other	(2,938)	(3,067)	(891)	(1,738)
	$10,023	$13,822	$38,641	$51,263

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 8.2 million shares at September 30, 2021.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $46.1 million and $39.7 million for the three months ended September 30, 2021 and 2020, respectively, and $134.5 million and $116.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Our company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company's achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2021, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.5 million, of which 16.8 million were unvested.

At September 30, 2021, there was unrecognized compensation cost for deferred awards of approximately $588.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

In addition, certain revenue producers, upon joining the Company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible U.S. associates of our company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan were $3.8 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively and $11.4 million and $11.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2021 and December 31, 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $195.5 million and $191.0 million, respectively.

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

Derivatives’ notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market or fair value of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable. As of September 30, 2021, derivative balances were immaterial.

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

At September 30, 2021 and December 31, 2020, Stifel Bancorp had outstanding commitments to originate loans aggregating $875.3 million and $889.0 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2021, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2021 and December 31, 2020, Stifel Bancorp had outstanding letters of credit totaling $25.6 million and $31.8 million, respectively. A majority of the standby letters of credit commitments at September 30, 2021, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2021 and December 31, 2020, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $3.5 billion and $2.5 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2021, the expected credit losses for unfunded lending commitments was $20.2 million.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues: (1)
Global Wealth Management	$655,533	$526,836	$1,924,595	$1,615,574
Institutional Group	492,284	363,365	1,519,176	1,093,699
Other	(2,879)	(6,901)	(10,908)	(17,122)
	$1,144,938	$883,300	$3,432,863	$2,692,151
Income/(loss) before income taxes:
Global Wealth Management	$232,119	$178,930	$682,655	$529,422
Institutional Group	125,092	76,841	383,774	201,630
Other	(100,709)	(97,378)	(318,010)	(314,593)
	$256,502	$158,393	$748,419	$416,459

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2021 or 2020.

The following table presents our company’s total assets on a segment basis at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Global Wealth Management	$25,152,551	$21,743,202
Institutional Group	5,161,215	3,733,661
Other	506,568	1,127,391
	$30,820,334	$26,604,254

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$1,067,901	$814,301	$3,142,337	$2,485,336
United Kingdom	57,413	45,705	177,138	147,097
Canada	9,523	10,713	76,535	24,338
Other	10,101	12,581	36,853	35,380
	$1,144,938	$883,300	$3,432,863	$2,692,151

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$192,376	$120,527	$563,468	$315,003
Preferred dividends	9,689	9,897	26,267	19,584
Net income available to common shareholders	$182,687	$110,630	$537,201	$295,419
Shares for basic and diluted calculation:
Average shares used in basic computation	107,379	105,941	107,655	106,221
Dilutive effect of stock options and units (1)	11,096	7,835	10,700	7,347
Average shares used in diluted computation	118,475	113,775	118,355	113,568
Earnings per common share:
Basic	$1.70	$1.04	$4.99	$2.78
Diluted	$1.54	$0.97	$4.54	$2.60

(1)

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

For the three and nine months ended September 30, 2021 and 2020, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2021, we declared and paid cash dividends of $0.15 and $0.45 per common share. During the three and nine months ended September 30, 2020, we declared and paid cash dividends of $0.11 and $0.33 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2021, the maximum number of shares that may yet be purchased under this plan was 11.9 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended September 30, 2021, we repurchased $44.8 million, or 0.7 million shares using existing Board authorizations at an average price of $66.74 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2021, we repurchased $86.4 million, or 1.3 million shares using existing Board authorizations at an average price of $65.69 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased $56.5 million, or 1.7 million shares using existing Board authorizations at an average price of $33.08 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the nine months ended September 30, 2021, we issued 2.5 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

On August 20, 2021, the Company redeemed all of the outstanding 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. The redemption price was $25.00 per depository share plus accrued and unpaid dividends to, but excluding, the date of redemption.

NOTE 24 – Variable Interest Entities

Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $365.7 million at September 30, 2021. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2021 and 2020. In addition, our direct investment interest in these entities is insignificant at September 30, 2021.

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

On August 20, 2021, the Company redeemed all of the outstanding 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. The redemption price was $25.00 per depository share plus accrued and unpaid dividends to, but excluding, the date of redemption.

On October 31, 2021, the Company acquired Vining Sparks and its affiliates (“Vining Sparks). Established in 1981 and headquartered in Memphis, Tennessee, Vining Sparks has approximately 275 employees in 13 offices throughout the United States. Vining Sparks provides institutional fixed income brokerage, balance sheet management and underwriting services to more than 4,000 institutional clients in all 50 states, with a core focus on depository institutions, but also serving municipalities, money managers, insurance companies, trust departments and pension funds. Consideration for this acquisition consisted of cash from operations and shares of company common stock.

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

We are continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our associates We have adopted enhanced cleaning practices across our offices, have restricted non-essential business travel, and have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19. We continue to execute our Business Continuity Plan and maintain a largely remote working environment across all functions without any significant disruptions to our business or control processes. In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment, and reviewed fair values of financial instruments that are carried at fair value. Based upon our review as of September 30, 2021, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications.

Results for the three and nine months ended September 30, 2021

For the three months ended September 30, 2021, net revenues increased 29.6% to $1.1 billion from $883.3 million during the comparable period in 2020. Net income available to common shareholders increased 65.1% to $182.7 million, or $1.54 per diluted common share for the three months ended September 30, 2021, compared to $110.6 million, or $0.97 per diluted common share during the comparable period in 2020.

Our revenue growth was primarily attributable to an increase in advisory fee revenues, asset management and service fees, net interest income, capital raising revenues, and commission revenues, partially offset by lower principal transaction fee revenues.

For the nine months ended September 30, 2021, net revenues increased 27.5% to a record $3.4 billion compared to $2.7 billion during the comparable period in 2020. Net income available to common shareholders increased 81.8% to $537.2 million, or $4.54 per diluted common share for the nine months ended September 30, 2021, compared to $295.4 million, or $2.60 per diluted common share during the comparable period in 2020.

Our revenue growth was primarily attributable to an increase in advisory fee revenues, capital raising revenues, asset management and service fees, commission revenues, and net interest income, partially offset by lower principal transaction fee revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2021, the S&P 500, NASDAQ, and Dow Jones Industrial Average, closed 14.7%, 12.1%, and 10.6% higher than their December 31, 2020 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$189,239	$172,654	9.6	16.5%	19.5%
Principal transactions	118,977	140,883	(15.5)	10.4	16.0
Brokerage revenues	308,216	313,537	(1.7)	26.9	35.5
Investment banking	372,279	218,134	70.7	32.5	24.7
Asset management and service fees	313,862	230,782	36.0	27.4	26.1
Interest	141,844	114,411	24.0	12.4	13.0
Other income	18,760	20,258	(7.4)	1.7	2.3
Total revenues	1,154,961	897,122	28.7	100.9	101.6
Interest expense	10,023	13,822	(27.5)	0.9	1.6
Net revenues	1,144,938	883,300	29.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	672,385	533,638	26.0	58.7	60.4
Occupancy and equipment rental	72,160	68,598	5.2	6.3	7.8
Communication and office supplies	40,432	40,123	0.8	3.5	4.5
Commissions and floor brokerage	14,744	13,254	11.2	1.3	1.5
Provision for credit losses	(660)	(1,353)	(51.2)	(0.1)	(0.2)
Other operating expenses	89,375	70,647	26.5	7.9	8.1
Total non-interest expenses	888,436	724,907	22.6	77.6	82.1
Income before income taxes	256,502	158,393	61.9	22.4	17.9
Provision for income taxes	64,126	37,866	69.3	5.6	4.3
Net Income	192,376	120,527	59.6	16.8	13.6
Preferred dividends	9,689	9,897	(2.1)	0.8	1.1
Net income available to common shareholders	$182,687	$110,630	65.1	16.0%	12.5%

Nine months ended September 30, 2021 Compared with Nine months ended September 30, 2020

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$598,432	$560,780	6.7	17.4%	20.8%
Principal transactions	436,580	445,566	(2.0)	12.7	16.6
Brokerage revenues	1,035,012	1,006,346	2.8	30.1	37.4
Investment banking	1,088,010	614,637	77.0	31.7	22.8
Asset management and service fees	887,878	667,496	33.0	25.9	24.8
Interest	402,975	403,956	(0.2)	11.7	15.0
Other income	57,629	50,979	13.0	1.7	1.9
Total revenues	3,471,504	2,743,414	26.5	101.1	101.9
Interest expense	38,641	51,263	(24.6)	1.1	1.9
Net revenues	3,432,863	2,692,151	27.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,062,353	1,657,991	24.4	60.1	61.6
Occupancy and equipment rental	215,163	200,935	7.1	6.3	7.5
Communication and office supplies	123,565	124,293	(0.6)	3.6	4.6
Commissions and floor brokerage	44,424	43,273	2.7	1.3	1.6
Provision for credit losses	(15,564)	33,925	(145.9)	(0.5)	1.3
Other operating expenses	254,503	215,275	18.2	7.4	7.9
Total non-interest expenses	2,684,444	2,275,692	18.0	78.2	84.5
Income before income taxes	748,419	416,459	79.7	21.8	15.5
Provision for income taxes	184,951	101,456	82.3	5.4	3.8
Net Income	563,468	315,003	78.9	16.4	11.7
Preferred dividends	26,267	19,584	34.1	0.8	0.7
Net income available to common shareholders	$537,201	$295,419	81.8	15.6%	11.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net revenues:
Commissions	$189,239	$172,654	9.6	$598,432	$560,780	6.7
Principal transactions	118,977	140,883	(15.5)	436,580	445,566	(2.0)
Brokerage revenues	308,216	313,537	(1.7)	1,035,012	1,006,346	2.8
Capital raising	164,061	137,292	19.5	542,645	359,885	50.8
Advisory fees	208,218	80,842	157.6	545,365	254,752	114.1
Investment banking	372,279	218,134	70.7	1,088,010	614,637	77.0
Asset management and service fees	313,862	230,782	36.0	887,878	667,496	33.0
Net interest	131,821	100,589	31.0	364,334	352,693	3.3
Other income	18,760	20,258	(7.4)	57,629	50,979	13.0
Total net revenues	$1,144,938	$883,300	29.6	$3,432,863	$2,692,151	27.5

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2021, commission revenues increased 9.6% to $189.2 million from $172.7 million in the comparable period in 2020. For the nine months ended September 30, 2021, commission revenues increased 6.7% to $598.4 million from $560.8 million in the comparable period in 2020. The increase is primarily attributable to higher trading volumes due to market volatility.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income brokerage revenues.

For the three months ended September 30, 2021, principal transactions revenues decreased 15.5% to $119.0 million from $140.9 million in the comparable period in 2020. The decrease is primarily attributable to lower volatility as well as tighter credit spreads. For the nine months ended September 30, 2021, principal transactions revenues decreased 2.0% to $436.6 million from $445.6 million in the comparable period in 2020. The decrease is primarily attributable to lower market volumes and lower trading gains during the third quarter, partially offset by market volatility during the first quarter of 2021.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2021, investment banking revenues increased 70.7% to $372.3 million from $218.1 million in the comparable period in 2020.

Capital raising revenues increased 19.5% to $164.1 million for the three months ended September 30, 2021 from $137.3 million in the comparable period in 2020. For the three months ended September 30, 2021, equity capital raising revenues increased 23.3% to $109.9 million from $89.1 million in the comparable period in 2020. For the three months ended September 30, 2021, fixed income capital raising revenues increased 12.4% to $54.2 million from $48.2 million in the comparable period in 2020. The increase in equity capital raising revenues is primarily attributable to an increase in deals compared to the prior year.

Advisory fee revenues increased 157.6% to $208.2 million for the three months ended September 30, 2021 from $80.8 million in the comparable period in 2020. The increase is primarily attributable to higher completed advisory transactions.

For the nine months ended September 30, 2021, investment banking revenues increased 77.0% to $1.1 billion from $614.6 million in the comparable period in 2020.

Capital raising revenues increased 50.8% to $542.6 million for the nine months ended September 30, 2021 from $359.9 million in the comparable period in 2020. For the nine months ended September 30, 2021, equity capital raising revenues increased 65.0% to $379.6 million from $230.1 million in the comparable period in 2020.  For the nine months ended September 30, 2021, fixed income capital raising revenues increased 25.6% to $163.0 million from $129.8 million in the comparable period in 2020. The increase is primarily attributable to an increase in our public finance business. In addition, there has been an increase in our corporate debt issuance business.

Advisory fee revenues increased 114.1% to $545.4 million for the nine months ended September 30, 2021 from $254.8 million in the comparable period in 2020. The increase is primarily attributable to higher completed advisory transactions.

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

For the three months ended September 30, 2021, asset management and service fee revenues increased 36.0% to $313.9 million from $230.8 million in the comparable period in 2020. For the nine months ended September 30, 2021, asset management and service fee revenues increased 33.0% to $887.9 million from $667.5 million in the comparable period in 2020. Please refer to “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended September 30, 2021, other income decreased 7.4% to $18.8 million from $20.3 million during the comparable period in 2020. The decrease is primarily attributable to a decrease in loan origination fees, partially offset by the recognition of a gain on the sale of certain loans and transfer of deposits and improved investment gains over the comparable period in 2020. For the nine months ended September 30, 2021, other income increased 13.0% to $57.6 million from $51.0 million during the comparable period in 2020. The increase is primarily attributable to improved investment gains over the comparable period in 2020, the recognition of a gain on the sale of certain loans and transfer of deposits, and an increase in loan origination fees. Other income for the nine months ended September 30, 2020 includes a gain on the sale of Ziegler Capital Management, LLC.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,537,923	$1,020	0.27%	$1,789,831	$1,119	0.25%
Financial instruments owned	1,001,160	3,581	1.43%	801,349	2,924	1.46%
Margin balances	1,080,975	6,624	2.45%	872,466	5,803	2.66%
Investment portfolio	7,242,145	34,247	1.89%	6,221,840	31,966	2.06%
Loans	13,490,985	95,075	2.82%	10,997,589	76,281	2.77%
Other interest-bearing assets	702,469	1,297	0.74%	547,643	(3,682)	(2.69%)
Total interest-earning assets/interest income	$25,055,657	$141,844	2.26%	$21,230,718	$114,411	2.16%
Interest-bearing liabilities:
Stock loan	$227,178	$(5,642)	(9.93%)	$95,255	$(5,887)	(24.72%)
Senior notes (Stifel Financial)	1,113,038	11,850	4.26%	1,411,761	15,411	4.37%
Stifel Capital Trusts	60,000	293	1.96%	60,000	322	2.15%
Deposits	19,545,452	1,111	0.02%	16,379,234	1,478	0.04%
FHLB	5,728	4	0.28%	157,098	515	1.31%
Other interest-bearing liabilities	1,058,845	2,407	0.91%	916,400	1,983	0.87%
Total interest-bearing liabilities/interest expense	$22,010,241	10,023	0.18%	$19,019,748	13,822	0.29%
Net interest income/margin		$131,821	2.10%		$100,589	1.90%

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,530,293	$2,735	0.24%	$1,466,579	$5,815	0.53%
Financial instruments owned	929,545	9,019	1.29%	879,895	10,357	1.57%
Margin balances	1,033,951	19,001	2.45%	1,028,579	22,298	2.89%
Investment portfolio	6,816,122	95,738	1.87%	6,331,871	121,630	2.56%
Loans	12,860,272	274,693	2.85%	10,756,496	250,565	3.11%
Other interest-bearing assets	665,876	1,789	0.36%	543,931	(6,709)	(1.64%)
Total interest-earning assets/interest income	$23,836,059	$402,975	2.25%	$21,007,351	$403,956	2.56%
Interest-bearing liabilities:
Short-term borrowings	$1,254	$—	0.00%	$34,238	$281	1.09%
Stock loan	224,369	(9,048)	(5.38%)	248,262	(14,489)	(7.78%)
Senior notes (Stifel Financial)	1,112,763	35,924	4.30%	1,208,707	39,677	4.38%
Stifel Capital Trusts	60,000	899	2.00%	60,000	1,289	2.86%
Deposits	18,611,061	3,608	0.03%	16,145,386	13,324	0.11%
FHLB	27,227	56	0.28%	332,175	3,550	1.43%
Other interest-bearing liabilities	1,046,887	7,202	0.92%	984,719	7,631	1.03%
Total interest-bearing liabilities/interest expense	$21,083,561	38,641	0.24%	$19,013,487	51,263	0.36%
Net interest income/margin		$364,334	2.04%		$352,693	2.24%

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2021, net interest income increased to $131.8 million from $100.6 million during the comparable period in 2020. For the nine months ended September 30, 2021, net interest income increased to $364.3 million from $352.7 million during the comparable period in 2020.

For the three months ended September 30, 2021, interest revenue increased 24.0% to $141.8 million from $114.4 million in the comparable period in 2020, principally as a result of an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $21.5 billion during the three months ended September 30, 2021 compared to $18.0 billion during the comparable period in 2020 at average interest rates of 2.42% and 2.41%, respectively.

For the nine months ended September 30, 2021, interest revenue decreased 0.2% to $403.0 million from $404.0 million in the comparable period in 2020, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $20.5 billion during the nine months ended September 30, 2021 compared to $17.9 billion during the comparable period in 2020 at average interest rates of 2.42% and 2.80%, respectively.

For the three months ended September 30, 2021, interest expense decreased 27.5% to $10.0 million from $13.8 million during the comparable period in 2020. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. For the nine months ended September 30, 2021, interest expense decreased 24.6% to $38.6 million from $51.3 million in the comparable period in 2020. The decrease is primarily attributable to lower interest rates partially offset by higher interest-bearing liabilities.

Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$672,385	$533,638	26.0	$2,062,353	$1,657,991	24.4
Occupancy and equipment rental	72,160	68,598	5.2	215,163	200,935	7.1
Communications and office supplies	40,432	40,123	0.8	123,565	124,293	(0.6)
Commissions and floor brokerage	14,744	13,254	11.2	44,424	43,273	2.7
Provision for credit losses	(660)	(1,353)	(51.2)	(15,564)	33,925	(145.9)
Other operating expenses	89,375	70,647	26.5	254,503	215,275	18.2
Total non-interest expenses	$888,436	$724,907	22.6	$2,684,444	$2,275,692	18.0

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

For the three months ended September 30, 2021, compensation and benefits expense increased 26.0% to $672.4 million from $533.6 million during the comparable period in 2020. For the nine months ended September 30, 2021, compensation and benefits expense increased 24.4% to $2.1 billion from $1.7 billion during the comparable period in 2020. The increase in compensation and benefits expenses is primarily attributable to revenue growth, as well as the change in the composition of revenues.

Compensation and benefits expense as a percentage of net revenues was 58.7% and 60.1% for the three and nine months ended September 30, 2021, respectively, compared to 60.4% and 61.6% for the three and nine months ended September 30, 2020, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2021, occupancy and equipment rental expense increased 5.2% to $72.2 million from $68.6 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity. For the nine months ended September 30, 2021, occupancy and equipment rental expense increased 7.1% to $215.2 million from $200.9 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2021, communications and office supplies expense increased 0.8% to $40.4 million from $40.1 million during the comparable period in 2020. For the nine months ended September 30, 2021, communications and office supplies expense decreased 0.6% to $123.6 million from $124.3 million during the comparable period in 2020.

Commissions and floor brokerage – For the three months ended September 30, 2021, commissions and floor brokerage expense increased 11.2% to $14.7 million from $13.3 million during the comparable period in 2020. For the nine months ended September 30, 2021, commissions and floor brokerage expense increased 2.7% to $44.4 million from $43.3 million during the comparable period in 2020. The increase is primarily attributable to higher processing expenses, partially offset by lower electronic communication network (“ECN”) trading costs.

Provision for credit losses – For the three months ended September 30, 2021, provision for credit losses decreased 51.2% to a credit of $0.7 million from a credit of $1.4 million during the comparable period in 2020. For the nine months ended September 30, 2021, provision for credit losses decreased 145.9% to a credit of $15.6 million from $33.9 million during the comparable period in 2020. The decrease is primarily attributable to the release of the allowance for credit losses driven by improvements in the outlook for macroeconomic conditions and a release related to loans that were sold at a premium in the second quarter of 2021.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2021, other operating expenses increased 26.5% to $89.4 million from $70.6 million during the comparable period in 2020. The increase is primarily attributable to increases in litigation expense, travel and entertainment expenses, conference-related expenses, and professional fees. Other operating expense was also impacted by the recognition of additional earn-out expense related to a prior acquisition that has performed better than expected.

For the nine months ended September 30, 2021, other operating expenses increased 18.2% to $254.5 million from $215.3 million during the comparable period in 2020. The increase is primarily attributable to higher investment banking transaction expenses, which is attributable to an increase in investment banking revenues, increases in conference-related expenses, professional fees, and insurance expense, partially offset by lower travel and entertainment expenses, and lower provisions for litigation matters. As described above, other operating expense was also impacted by the recognition of additional earn-out expense recorded.

Provision for income taxes – For the three and nine months ended September 30, 2021, our provision for income taxes was $64.1 million and $185.0 million, representing an effective tax rate of 25.0% and 24.7%, respectively, compared to $37.9 million and $101.5 million for the comparable periods in 2020, representing an effective tax rate of 23.9% and 24.4%, respectively.

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

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$133,998	$120,600	11.1	20.4%	22.9%
Principal transactions	50,074	42,027	19.1	7.6	8.0
Brokerage revenues	184,072	162,627	13.2	28.0	30.9
Asset management and service fees	313,838	230,765	36.0	47.9	43.8
Investment banking	11,580	8,113	42.7	1.8	1.5
Interest	137,033	114,871	19.3	20.9	21.8
Other income	15,702	17,150	(8.4)	2.4	3.3
Total revenues	662,225	533,526	24.1	101.0	101.3
Interest expense	6,692	6,690	0.0	1.0	1.3
Net revenues	655,533	526,836	24.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	342,792	277,903	23.3	52.3	52.7
Occupancy and equipment rental	34,731	29,791	16.6	5.3	5.7
Communication and office supplies	13,872	13,706	1.2	2.1	2.6
Commissions and floor brokerage	6,821	5,742	18.8	1.0	1.1
Provision for credit losses	(660)	(1,353)	(51.2)	(0.1)	(0.3)
Other operating expenses	25,858	22,117	16.9	4.0	4.2
Total non-interest expenses	423,414	347,906	21.7	64.6	66.0
Income before income taxes	$232,119	$178,930	29.7	35.4%	34.0%

	September 30,
	2021	2020
Branch offices	391	393
Financial advisors	2,212	2,177
Independent contractors	90	94
Total financial advisors	2,302	2,271

Nine months ended September 30, 2021 Compared with Nine months ended September 30, 2020

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$421,156	$373,653	12.7	21.9%	23.1%
Principal transactions	158,882	127,976	24.1	8.3	7.9
Brokerage revenues	580,038	501,629	15.6	30.2	31.0
Asset management and service fees	887,794	667,446	33.0	46.1	41.3
Investment banking	37,027	26,462	39.9	1.9	1.6
Interest	393,181	400,092	(1.7)	20.4	24.8
Other income	46,934	51,610	(9.1)	2.5	3.2
Total revenues	1,944,974	1,647,239	18.1	101.1	102.0
Interest expense	20,379	31,665	(35.6)	1.1	2.0
Net revenues	1,924,595	1,615,574	19.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,020,880	834,564	22.3	53.0	51.7
Occupancy and equipment rental	101,851	90,237	12.9	5.3	5.6
Communication and office supplies	42,735	44,059	(3.0)	2.2	2.7
Commissions and floor brokerage	19,222	16,828	14.2	1.0	1.0
Provision for credit losses	(15,564)	33,925	(145.9)	(0.8)	2.1
Other operating expenses	72,816	66,539	9.4	3.8	4.1
Total non-interest expenses	1,241,940	1,086,152	14.3	64.5	67.2
Income before income taxes	$682,655	$529,422	28.9	35.5%	32.8%

NET REVENUES

For the three months ended September 30, 2021, Global Wealth Management net revenues increased 24.4% to a record $655.5 million from $526.8 million for the comparable period in 2020. The increase in net revenues over the comparable period in 2020 is primarily attributable to increases in asset management and service fee revenues, brokerage revenues, investment banking revenues, and net interest income, partially offset by a decrease in other income.

For the nine months ended September 30, 2021, Global Wealth Management net revenues increased 19.1% to a record $1.9 billion from $1.6 billion for the comparable period in 2020. The increase in net revenues over the comparable period in 2020 is primarily attributable to increases in asset management and service fee revenues, brokerage revenues, investment banking revenues, and net interest income, partially offset by a decrease in other income.

Commissions – For the three months ended September 30, 2021, commission revenues increased 11.1% to $134.0 million from $120.6 million in the comparable period in 2020. For the nine months ended September 30, 2021, commission revenues increased 12.7% to $421.2 million from $373.7 million in the comparable period in 2020. The increase is primarily attributable to an increase in mutual funds revenue and equities trading over the comparable periods in 2020.

Principal transactions – For the three months ended September 30, 2021, principal transactions revenues increased 19.1% to $50.1 million from $42.0 million in the comparable period in 2020. For the nine months ended September 30, 2021, principal transactions revenues increased 24.1% to $158.9 million from $128.0 million in the comparable period in 2020. The increase is primarily attributable to strong client engagement and market volatility.

Brokerage revenues - For the three months ended September 30, 2021, brokerage revenues increased 13.2% to $184.1 million from $162.6 million in the comparable period in 2020.  For the nine months ended September 30, 2021, brokerage revenues increased 15.6% to $580.0 million from $501.6 million in the comparable period in 2020. The increase is primarily attributable to higher trading volumes over the comparable period in 2020, driven by market volatility.

Asset management and service fees – For the three months ended September 30, 2021, asset management and service fees increased 36.0% to $313.8 million from $230.8 million in the comparable period in 2020. For the nine months ended September 30, 2021, asset management and service fees increased 33.0% to $887.8 million from $667.4 million in the comparable period in 2020. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	9/30/21	9/30/20	% Change	6/30/21	% Change
Client assets	$406,959,000	$325,159,000	25.2	$402,442,000	1.1
Fee-based client assets	$150,472,000	$115,162,000	30.7	$148,838,000	1.1
Number of client accounts	1,108,000	1,059,000	4.6	1,098,000	0.9
Number of fee-based client accounts	288,000	252,000	14.3	282,000	2.1
The increase in the value of our client assets and fee-based assets was primarily attributable to the rise in the markets, as well as asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 42.7% to $11.6 million for the three months ended September 30, 2021 from $8.1 million during the comparable period in 2020. For the nine months ended September 30, 2021, investment banking revenues increased 39.9% to $37.0 million from $26.5 million during the comparable period in 2020. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2021, interest revenue increased 19.3% to $137.0 million from $114.9 million in the comparable period in 2020. The increase is primarily attributable to higher interest-earning assets. For the nine months ended September 30, 2021, interest revenue decreased 1.7% to $393.2 million from $400.1 million during the comparable period in 2020. The decrease is primarily driven by the impact of lower interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest revenues.

Other income – For the three months ended September 30, 2021, other income decreased 8.4% to $15.7 million from $17.2 million in the comparable period in 2020. The decrease is primarily attributable to lower investment gains and loan origination fees, partially offset by the recognition of a gain on the sale of certain loans and transfer of deposits. For the nine months ended September 30, 2021, other income decreased 9.1% to $46.9 million from $51.6 million during the comparable period in 2020. The decrease is primarily attributable to lower investment gains over the comparable period in 2020, partially offset by the recognition of a gain on the sale of certain loans and transfer of deposits and an increase in loan origination fees. Other income for the nine months ended September 30, 2020 includes a gain on the sale of Ziegler Capital Management, LLC.

Interest expense – For the three months ended September 30, 2021, interest expense remained consistent with the comparable period in 2020 at $6.7 million. For the nine months ended September 30, 2021, interest expense decreased 35.6% to $20.4 million from $31.7 million during the comparable period in 2020. The decrease in interest expense is primarily attributable to lower interest rates over the comparable period in 2020, partially offset by higher interest-bearing liabilities.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$729,976	$341	0.19%	$785,969	$275	0.14%
U.S. government agencies	2,535	13	2.19	4,862	25	2.07
State and municipal securities (tax-exempt) (1)	2,382	11	1.97	2,405	12	1.97
Mortgage-backed securities	1,068,442	3,733	1.40	824,040	3,185	1.55
Corporate fixed income securities	775,727	5,274	2.72	551,785	3,453	2.50
Asset-backed securities	5,393,059	25,216	1.87	4,838,748	25,291	2.09
Federal Home Loan Bank and other capital stock	43,512	337	3.10	42,927	306	2.86
Loans (2)
Securities-based loans	2,425,009	11,747	1.94	1,787,092	9,168	2.05
Commercial and industrial	4,915,891	40,865	3.33	4,036,326	30,101	2.98
Residential real estate	4,743,319	30,672	2.59	3,711,243	26,103	2.81
Commercial real estate	365,309	3,444	3.77	399,986	3,762	3.76
Home equity lines of credit	82,239	601	2.92	66,664	475	2.85
Construction and land	556,640	4,780	3.43	496,729	3,850	3.10
Other	38,441	213	2.22	39,442	232	2.35
Loans held for sale	364,137	2,753	3.02	460,107	2,590	2.25
Total interest-earning assets (3)	$21,506,618	$130,000	2.42%	$18,048,325	$108,828	2.41%
Cash and due from banks	43,554			18,289
Other non interest-earning assets	388,191			273,792
Total assets	$21,938,363			$18,340,406
Liabilities and stockholder's equity:
Deposits:
Money market	$18,629,616	$720	0.02%	$15,636,513	$599	0.02%
Time deposits	50,148	223	1.78	137,633	720	2.09
Demand deposits	865,014	168	0.08	566,898	122	0.09
Savings	674	—	0.01	38,190	37	0.39
Federal Home Loan Bank advances	5,728	4	0.28	157,098	515	1.31
Other borrowings	1,305	22	6.87	1,490	23	6.08
Total interest-bearing liabilities (3)	19,552,485	1,137	0.02%	16,537,822	2,016	0.05%
Non-interest-bearing liabilities	688,052			272,328
Other non-interest bearing liabilities	85,422			121,322
Total liabilities	20,325,959			16,931,472
Stockholder's equity	1,612,404			1,408,934
Total liabilities and stockholder's equity	$21,938,363			$18,340,406
Net interest income/spread		$128,863	2.40%		$106,812	2.36%
Net interest margin			2.40%			2.37%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$767,204	$839	0.15%	$734,239	$1,804	0.33%
U.S. government agencies	3,286	52	2.13	5,181	73	1.88
State and municipal securities (tax-exempt) (1)	2,387	35	1.97	10,988	177	2.14
Mortgage-backed securities	1,015,561	11,104	1.46	931,403	13,731	1.97
Corporate fixed income securities	708,900	15,303	2.88	644,187	12,705	2.63
Asset-backed securities	5,085,988	69,244	1.82	4,740,112	94,944	2.67
Federal Home Loan Bank and other capital stock	42,939	921	2.86	49,718	1,192	3.20
Loans (2)
Securities-based loans	2,215,361	32,234	1.94	1,879,672	35,571	2.52
Commercial and industrial	4,849,536	123,660	3.40	3,897,859	99,863	3.42
Residential real estate	4,347,533	86,229	2.64	3,572,673	77,001	2.87
Commercial real estate	384,642	9,721	3.37	415,808	13,570	4.35
Home equity lines of credit	78,260	1,662	2.83	60,207	1,471	3.26
Construction and land	552,274	13,441	3.25	454,119	12,514	3.67
Other	38,215	620	2.16	35,623	741	2.77
Loans held for sale	394,451	7,126	2.41	440,535	9,834	2.98
Total interest-earning assets (3)	$20,486,537	$372,191	2.42%	$17,872,324	$375,191	2.80%
Cash and due from banks	28,389			15,317
Other non interest-earning assets	435,781			273,642
Total assets	$20,950,707			$18,161,283
Liabilities and stockholder's equity:
Deposits:
Money market	$17,753,629	$2,248	0.02%	$15,069,691	$4,940	0.04%
Time deposits	67,921	923	1.81	261,729	4,472	2.28
Demand deposits	788,748	437	0.07	764,695	3,629	0.63
Savings	763	—	0.04	49,271	283	0.76
Federal Home Loan Bank advances	27,227	56	0.28	332,175	3,550	1.43
Other borrowings	1,337	74	7.42	1,519	76	6.60
Total interest-bearing liabilities (3)	18,639,625	3,738	0.03%	16,479,080	16,950	0.14%
Non-interest-bearing liabilities	585,429			246,046
Other non-interest bearing liabilities	201,963			107,658
Total liabilities	19,427,017			16,832,784
Stockholder's equity	1,523,690			1,328,499
Total liabilities and stockholder's equity	$20,950,707			$18,161,283
Net interest income/spread		$368,453	2.39%		$358,241	2.66%
Net interest margin			2.40%			2.67%
(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2021 compared to the three and nine month periods ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(585)	$651	$66	$127	$(1,092)	$(965)
U.S. government agencies	(21)	9	(12)	(33)	12	(21)
State and municipal securities (tax-exempt) (1)	—	(1)	(1)	(117)	(25)	(142)
Mortgage-backed securities	811	(263)	548	1,413	(4,040)	(2,627)
Corporate fixed income securities	1,501	320	1,821	1,339	1,259	2,598
Asset-backed securities	552	(627)	(75)	7,583	(33,283)	(25,700)
Federal Home Loan Bank and other capital stock	5	26	31	(152)	(119)	(271)
Loans
Securities-based loans	3,056	(477)	2,579	11,344	(14,681)	(3,337)
Commercial and industrial	7,053	3,711	10,764	24,266	(469)	23,797
Residential real estate	6,435	(1,866)	4,569	14,594	(5,366)	9,228
Commercial real estate	(327)	9	(318)	(960)	(2,889)	(3,849)
Home equity lines of credit	113	13	126	339	(148)	191
Construction and land	490	440	930	2,017	(1,090)	927
Other	(6)	(13)	(19)	60	(181)	(121)
Loans held for sale	(253)	416	163	(959)	(1,749)	(2,708)
	$18,824	$2,348	$21,172	$60,861	$(63,861)	$(3,000)
Interest expense:
Deposits:
Money market	$121	$—	$121	$5,101	$(7,793)	$(2,692)
Time deposits	(403)	(94)	(497)	(2,781)	(768)	(3,549)
Demand deposits	1,557	(1,511)	46	118	(3,310)	(3,192)
Savings	(19)	(18)	(37)	(144)	(139)	(283)
Federal Home Loan Bank advances	(281)	(230)	(511)	(1,861)	(1,633)	(3,494)
Other borrowings	(6)	5	(1)	(1)	(1)	(2)
	$969	$(1,848)	$(879)	$432	$(13,644)	$(13,212)

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

For the three months ended September 30, 2021, interest revenue of $130.0 million was generated from average interest-earning assets of $21.5 billion at an average interest rate of 2.42%. Interest revenue of $108.8 million for the comparable period in 2020 was generated from average interest-earning assets of $18.0 billion at an average interest rate of 2.41%.

For the nine months ended September 30, 2021, interest revenue of $372.2 million was generated from average interest-earning assets of $20.5 billion at an average interest rate of 2.42%. Interest revenue of $375.2 million for the comparable period in 2020 was generated from average interest-earning assets of $17.9 billion at an average interest rate of 2.80%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended September 30, 2021, interest expense of $1.1 million was incurred from average interest-bearing liabilities of $19.6 billion at an average interest rate of 0.02%. Interest expense of $2.0 million for the comparable period in 2020 was incurred from average interest-bearing liabilities of $16.5 billion at an average interest rate of 0.05%.

For the nine months ended September 30, 2021, interest expense of $3.7 million was incurred from average interest-bearing liabilities of $18.6 billion at an average interest rate of 0.03%. Interest expense of $17.0 million for the comparable period in 2020 was incurred from average interest-bearing liabilities of $16.5 billion at an average interest rate of 0.14%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2021, Global Wealth Management non-interest expenses increased 21.7% to $423.4 million from $347.9 million for the comparable period in 2020. For the nine months ended September 30, 2021, Global Wealth Management non-interest expenses increased 14.3% to $1.2 billion from $1.1 billion for the comparable period in 2020.

Compensation and benefits – For the three months ended September 30, 2021, compensation and benefits expense increased 23.3% to $342.8 million from $277.9 million during the comparable period in 2020. For the nine months ended September 30, 2021, compensation and benefits expense increased 22.3% to $1.0 billion from $834.6 million during the comparable period in 2020. The increase over the comparable period in 2020 is principally due to increased variable compensation as a result of strong revenue growth.

Compensation and benefits expense as a percentage of net revenues was 52.3% and 53.0% for the three and nine months ended September 30, 2021, respectively, compared to 52.7% and 51.7% for the comparable periods in 2020.

Occupancy and equipment rental – For the three months ended September 30, 2021, occupancy and equipment rental expense increased 16.6% to $34.7 million from $29.8 million during the comparable period in 2020. For the nine months ended September 30, 2021, occupancy and equipment rental expense increased 12.9% to $101.9 million from $90.2 million during the comparable period in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – For the three months ended September 30, 2021, communications and office supplies expense increased 1.2% to $13.9 million from $13.7 million during the comparable period in 2020. For the nine months ended September 30, 2021, communications and office supplies expense decreased 3.0% to $42.7 million from $44.1 million during the comparable period in 2020. The decrease is primarily attributable to lower telecommunication costs.

Commissions and floor brokerage – For the three months ended September 30, 2021, commissions and floor brokerage expense increased 18.8% to $6.8 million from $5.7 million during the comparable period in 2020. For the nine months ended September 30, 2021, commissions and floor brokerage expense increased 14.2% to $19.2 million from $16.8 million during the comparable period in 2020. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Provision for credit losses – For the three months ended September 30, 2021, provision for credit losses decreased 51.2% to a credit of $0.7 million from a credit of $1.4 million during the comparable period in 2020. For the nine months ended September 30, 2021, provision for credit losses decreased 145.9% to a credit of $15.6 million from $33.9 million during the comparable period in 2020. The decrease is primarily attributable to the release of the allowance for credit losses driven by improvements in the outlook for macroeconomic conditions and a release related to loans that are being sold at a premium in the second quarter of 2021.

Other operating expenses – For the three months ended September 30, 2021, other operating expenses increased 16.9% to $25.9 million from $22.1 million during the comparable period in 2020. The increase is primarily attributable to increases in subscriptions and professional fees, partially offset by lower settlement costs. For the nine months ended September 30, 2021, other operating expenses increased 9.4% to $72.8 million from $66.5 million during the comparable period in 2020. The increase is primarily attributable to increases in professional fees, subscriptions, and FDIC-insurance expense, partially offset by lower settlement costs.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2021, income before income taxes increased 29.7% to $232.1 million from $178.9 million during the comparable period in 2020. For the nine months ended September 30, 2021, income before income taxes increased 28.9% to $682.7 million from $529.4 million during the comparable period in 2020.

Profit margins (income before income taxes as a percent of net revenues) have increased to 35.4% and 35.5% for the three and nine months ended September 30, 2021, respectively, from 34.0% and 32.8% during the comparable periods in 2020.

Results of Operations – Institutional Group

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$55,241	$52,054	6.1	11.2%	14.3%
Principal transactions	68,904	98,856	(30.3)	14.0	27.2
Brokerage revenues	124,145	150,910	(17.7)	25.2	41.5
Capital raising	152,481	129,179	18.0	31.0	35.6
Advisory fees	208,218	80,842	157.6	42.3	22.2
Investment banking	360,699	210,021	71.7	73.3	57.8
Interest	6,974	3,351	108.1	1.4	0.9
Other income	3,107	1,765	76.0	0.6	0.5
Total revenues	494,925	366,047	35.2	100.5	100.7
Interest expense	2,641	2,682	(1.5)	0.5	0.7
Net revenues	492,284	363,365	35.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	283,063	210,754	34.3	57.5	58.0
Occupancy and equipment rental	17,713	17,803	(0.5)	3.6	4.9
Communication and office supplies	21,764	21,800	(0.2)	4.4	6.0
Commissions and floor brokerage	7,923	7,512	5.5	1.6	2.1
Other operating expenses	36,729	28,655	28.2	7.5	7.9
Total non-interest expenses	367,192	286,524	28.2	74.6	78.9
Income before income taxes	$125,092	$76,841	62.8	25.4%	21.1%

Nine months ended September 30, 2021 Compared with Nine months ended September 30, 2020

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020
Revenues:
Commissions	$177,276	$187,127	(5.3)	11.7%	17.1%
Principal transactions	277,699	317,590	(12.6)	18.3	29.0
Brokerage revenues	454,975	504,717	(9.9)	30.0	46.1
Capital raising	505,618	333,442	51.6	33.3	30.5
Advisory fees	545,365	254,733	114.1	35.9	23.3
Investment banking	1,050,983	588,175	78.7	69.2	53.8
Interest	14,282	11,903	20.0	0.9	1.1
Other income	7,357	(1,640)	548.6	0.5	(0.1)
Total revenues	1,527,597	1,103,155	38.5	100.6	100.9
Interest expense	8,421	9,456	(10.9)	0.6	0.9
Net revenues	1,519,176	1,093,699	38.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	884,156	658,162	34.3	58.2	60.2
Occupancy and equipment rental	52,369	50,501	3.7	3.4	4.6
Communication and office supplies	66,935	66,105	1.3	4.4	6.0
Commissions and floor brokerage	25,202	26,445	(4.7)	1.7	2.4
Other operating expenses	106,740	90,856	17.5	7.0	8.4
Total non-interest expenses	1,135,402	892,069	27.3	74.7	81.6
Income before income taxes	$383,774	$201,630	90.3	25.3%	18.4%

NET REVENUES

For the three months ended September 30, 2021, Institutional Group net revenues increased 35.5% to $492.3 million from $363.4 million for the comparable period in 2020. For the nine months ended September 30, 2021, Institutional Group net revenues increased 38.9% to a record $1.5 billion from $1.1 billion during the comparable period in 2020. The increases in net revenues were primarily attributable to an increase in advisory fee and capital raising revenues, partially offset by a decrease in brokerage revenues. The segment’s performance continues to benefit from strong market activity, recent investments in our business, and contributions from Canada and Europe.

Commissions – For the three months ended September 30, 2021, commission revenues increased 6.1% to $55.2 million from $52.1 million in the comparable period in 2020. For the nine months ended September 30, 2021, commission revenues decreased 5.3% to $177.3 million from $187.1 million in the comparable period in 2020.

Principal transactions – For the three months ended September 30, 2021, principal transactions revenues decreased 30.3% to $68.9 million from $98.9 million in the comparable period in 2020. For the nine months ended September 30, 2021, principal transaction revenues decreased 12.6% to $277.7 million from $317.6 million in the comparable period in 2020.

Brokerage revenues – For the three months ended September 30, 2021, institutional brokerage revenues decreased 17.7% to $124.1 million from $150.9 million in the comparable period in 2020. For the nine months ended September 30, 2021, institutional brokerage revenues decreased 9.9% to $455.0 million from $504.7 million in the comparable period in 2020.

For the three months ended September 30, 2021, fixed income institutional brokerage revenues decreased 21.6% to $75.8 million from $96.7 million in the comparable period in 2020. For the nine months ended September 30, 2021, fixed income brokerage revenues decreased 16.1% to $266.1 million from $317.1 million in the comparable period in 2020. The decrease in fixed income institutional brokerage revenues is primarily attributable to lower volatility as well as tighter credit spreads.

For the three months ended September 30, 2021, equity institutional brokerage revenues decreased 10.9% to $48.3 million from $54.2 million during the comparable period in 2020. The decline in equity institutional brokerage revenues is primarily attributable to lower volatility and volumes. For the nine months ended September 30, 2021, equity brokerage revenues increased 0.7% to $188.9 million from $187.6 million during the comparable period in 2020.

Investment banking – For the three months ended September 30, 2021, investment banking revenues increased 71.7% to $360.7 million from $210.0 million during the comparable period in 2020. For the nine months ended September 30, 2021, investment banking revenues increased 78.7% to $1.1 billion from $588.2 million during the comparable period in 2020. The increase is primarily attributable to increases in advisory fees, as well as increases in equity and fixed income capital raising revenues.

For the three months ended September 30, 2021, capital raising revenues increased 18.0% to $152.5 million from $129.2 million in the comparable period in 2020. For the nine months ended September 30, 2021, capital raising revenues increased 51.6% to $505.6 million from $333.4 million in the comparable period in 2020.

For the three months ended September 30, 2021, equity capital raising revenues increased 19.5% to $93.8 million from $78.5 million during the comparable period in 2020. For the nine months ended September 30, 2021, equity capital raising revenues increased 70.2% to $343.6 million from $201.9 million during the comparable period in 2020. The increase is primarily attributable to an increase in deals compared to the prior year.

For the three months ended September 30, 2021, fixed income capital raising revenues increased 15.8% to $58.7 million from $50.7 million during the comparable period in 2020. For the nine months ended September 30, 2021, fixed income capital raising revenues increased 23.2% to $162.0 million from $131.5 million during the comparable period in 2020. The increase is primarily attributable to an increase in our public finance business. In addition, there has been an increase in our corporate debt issuance business.

For the three months ended September 30, 2021, advisory fee revenues increased 157.6% to $208.2 million from $80.8 million in the comparable period in 2020. For the nine months ended September 30, 2021, advisory fees increased 114.1% to $545.4 million from $254.7 million in the comparable period in 2020. The growth is primarily attributable to an increase in completed advisory transactions compared with lower volumes during the comparable period in 2020.

Interest – For the three months ended September 30, 2021, interest increased 108.1% to $7.0 million from $3.4 million in the comparable period in 2020. For the nine months ended September 30, 2021, interest increased 20.0% to $14.3 million from $11.9 million in the comparable period in 2020. The increase is primarily attributable to higher leveraged finance activity.

Other income – For the three months ended September 30, 2021, other income increased 76.0% to $3.1 million from $1.8 million in the comparable period in 2020. The increase is primarily attributable to improved investment gains over the comparable period in 2020. For the nine months ended September 30, 2021, other income increased 548.6% to $7.4 million from a loss of $1.6 million during the comparable period in 2020. The increase is primarily attributable to improved investment gains over the comparable period in 2020.

Interest expense – For the three months ended September 30, 2021, interest expense decreased 1.5% to $2.6 million from $2.7 million in the comparable period in 2020. For the nine months ended September 30, 2021, interest expense decreased 10.9% to $8.4 million from $9.5 million in the comparable period in 2020. The decrease is primarily attributable to lower interest rates and a decrease in inventory levels.

NON-INTEREST EXPENSES

For the three months ended September 30, 2021, Institutional Group non-interest expenses increased 28.2% to $367.2 million from $286.5 million for the comparable period in 2020. For the nine months ended September 30, 2021, Institutional Group non-interest expenses increased 27.3% to $1.1 billion from $892.1 million during the comparable period in 2020.

Compensation and benefits – For the three months ended September 30, 2021, compensation and benefits expense increased 34.3% to $283.1 million from $210.8 million during the comparable period in 2020. For the nine months ended September 30, 2021, compensation and benefits expense increased 34.3% to $884.2 million from $658.2 million during the comparable period in 2020. The increase is driven by higher compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 57.5% and 58.2% for the three and nine months ended September 30, 2021, respectively, compared to 58.0% and 60.2% for the comparable periods in 2020.

Occupancy and equipment rental – For the three months ended September 30, 2021, occupancy and equipment rental expense decreased 0.5% to $17.7 million from $17.8 million during the comparable period in 2020. For the nine months ended September 30, 2021, occupancy and equipment rental expense increased 3.7% to $52.4 million from $50.5 million during the comparable period in 2020. The increase is attributable to higher data processing costs, partially offset by lower occupancy costs.

Communications and office supplies – For the three months ended September 30, 2021, communications and office supplies expense decreased 0.2% to $21.8 million from $21.8 million during the comparable period in 2020. For the nine months ended September 30, 2021, communications and office supplies expense increased 1.3% to $66.9 million from $66.1 million during the comparable period in 2020.

Commissions and floor brokerage – For the three months ended September 30, 2021, commissions and floor brokerage expense increased 5.5% to $7.9 million from $7.5 million during the comparable period in 2020. For the nine months ended September 30, 2021, commissions and floor brokerage expense decreased 4.7% to $25.2 million from $26.4 million during the comparable period in 2020. The decrease is primarily attributable to lower ECN trading costs.

Other operating expenses – For the three months ended September 30, 2021, other operating expenses increased 28.2% to $36.7 million from $28.7 million during the comparable period in 2020. The increase is primarily attributable to higher travel and entertainment expenses, increased litigation-related expenses, and higher conference-related expenses, partially offset by lower investment banking transaction expenses. For the nine months ended September 30, 2021, other operating expenses increased 17.5% to $106.7 million from $90.9 million during the comparable period in 2020. The increase is primarily attributable to higher investment banking transaction expenses, conference-related expenses, and professional fees, partially offset by lower travel and entertainment expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2021, income before income taxes for the Institutional Group segment increased 62.8% to $125.1 million from $76.8 million during the comparable period in 2020. For the nine months ended September 30, 2021, income before income taxes for the Institutional Group segment increased 90.3% to $383.8 million from $201.6 million during the comparable period in 2020.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 25.4% and 25.3% for the three and nine months ended September 30, 2021, respectively, from 21.1% and 18.4% during the comparable periods in 2020 as a result of strong revenue growth, partially offset by an increase in expenses.

Results of Operations – Other Segment

Three and Nine months ended September 30, 2021 Compared with Three and Nine months ended September 30, 2020

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net revenues	$(2,879)	$(6,901)	58.3	$(10,908)	$(17,122)	36.3
Non-interest expenses:
Compensation and benefits	46,530	44,983	3.4	157,317	165,266	(4.8)
Other operating expenses	51,300	45,494	12.8	149,785	132,205	13.3
Total non-interest expenses	97,830	90,477	8.1	307,102	297,471	3.2
Loss before income taxes	$(100,709)	$(97,378)	3.4%	$(318,010)	$(314,593)	1.1%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$5,780	$6,770	(14.6)	$18,073	$22,907	(21.1)
Other operating expenses	11,503	6,219	85.0	30,854	19,672	56.8
Total non-interest expenses	$17,283	$12,989	33.1%	$48,927	$42,579	14.9%

The expenses not associated with acquisition-related activities in the other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest expenses:
Compensation and benefits	$40,750	$38,213	6.6	$139,244	$142,359	(2.2)
Other operating expenses	39,797	39,275	1.3	118,931	112,533	5.7
Total non-interest expenses	$80,547	$77,488	3.9%	$258,175	$254,892	1.3%

Non-interest expenses for the three months ended September 30, 2021 increased 3.9% from the comparable period in 2020. The increase consisted of a 6.6% increase in compensation and benefits and a 1.3% increase in other operating expenses. Non-interest expenses for the nine months ended September 30, 2021 increased 1.3% from the comparable period in 2020. The increase consisted of a 5.7% increase in other operating expenses, partially offset by a 2.2% decrease in compensation and benefits.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2021, our total assets increased 15.8% to $30.8 billion from $26.6 billion at December 31, 2020. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2021, our liabilities were comprised primarily of deposits of $20.4 billion at Stifel Bancorp, payables to customers of $1.3 billion at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.1 billion, senior notes, net of debt issuance costs, of $1.1 billion, and accrued employee compensation of $728.4 million. To meet our obligations to clients and operating needs, we had $2.1 billion in cash and cash equivalents at September 30, 2021. We also had highly liquid assets consisting of held-to-maturity securities of $5.3 billion, available-for-sale securities of $2.2 billion, financial instruments of $1.2 billion, and client brokerage receivables of $1.1 billion.

Cash Flow

Cash, cash equivalents, and restricted cash decreased $225.0 million to $2.1 billion at September 30, 2021, from $2.3 billion at December 31, 2020. Operating activities provided cash of $570.7 million. Investing activities used cash of $3.9 billion due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $3.0 billion principally due to increases in bank deposits, proceeds from preferred stock issuance, proceeds from FHLB advances, securities loaned, and securities sold under agreements to repurchase, partially offset by the redemption of preferred stock, an increase in tax payments related to shares withheld for stock-based compensation, dividends paid on our common and preferred stock, and repurchases of our common stock.

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

As of September 30, 2021, we had $30.8 billion in assets, $11.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2021	December 31, 2020	Average Conversion
Cash and cash equivalents	$2,054,273	$2,279,274
Receivables from brokers, dealers, and clearing organizations	488,429	549,492	5 days
Securities purchased under agreements to resell	598,535	217,930	1 day
Financial instruments owned at fair value	1,111,598	682,744	3 days
Available-for-sale securities at fair value	2,242,465	2,230,297	2 days
Held-to-maturity securities at amortized cost	5,347,821	4,117,384	4 days
Investments	38,110	42,429	10 days
Total cash and assets readily convertible to cash	$11,881,231	$10,119,550

As of September 30, 2021 and December 31, 2020, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2021		December 31, 2020
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$190,483	$—	$155,081	$—
Financial instruments owned at fair value	195,451	195,451	190,955	190,955
Investment portfolio (AFS & HTM)	—	1,893,708	—	1,764,421
	$385,934	$2,089,159	$346,036	$1,955,376

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2021, the maximum number of shares that may yet be purchased under this plan was 11.9 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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

At September 30, 2021, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2021, available cash and highly liquid investments comprised approximately 22% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.1 billion of cash and cash equivalents at September 30, 2021, compared to $2.3 billion at December 31, 2020. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.2 billion in available-for-sale investment securities at September 30, 2021, compared to $2.2 billion at December 31, 2020. As of September 30, 2021, the weighted-average life of the investment securities portfolio was approximately 1.4 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2021, we had $20.4 billion in deposits compared to $17.4 billion at December 31, 2020. Our core deposits are primarily comprised of money market deposit accounts, non-interest bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at September 30, 2021, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $50.0 million during the nine months ended September 30, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $52.0 million are floating-rate advances. The weighted average interest rates during the three and nine months ended September 30, 2021 on these advances was 0.28%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company.  Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of September 30, 2021.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At September 30, 2021, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations due to the impacts of the COVID-19 pandemic.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $4.1 billion at September 30, 2021 and $64.5 million in federal funds agreements, for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2021, outstanding FHLB advances were $52.0 million. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.2 billion with the Fed’s discount window at September 30, 2021. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $18.6 billion at September 30, 2021.

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

Preferred Stock Offerings – In July 2016, the Company completed an underwritten registered public offering of $150.0 million 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. On August 20, 2021, the Company redeemed all of the outstanding Series A Preferred Stock.

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

Use of Capital Resources

We have paid $95.0 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2021. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2021, and the years ended December 31, 2022, 2023, 2024, 2025, and thereafter are $41.6 million, $113.4 million, $101.5 million, $86.2 million, $64.6 million, and $200.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. At September 30, 2021, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.5 million, of which 16.8 million were unvested. At September 30, 2021, there was unrecognized compensation cost for deferred awards of approximately $588.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2021, and the years ended December 31, 2022, 2023, 2024, 2025, and thereafter are $46.0 million, $168.1 million, $137.2 million, $108.7 million, $70.8 million, and $58.1 million, respectively. These estimates could change if our forfeitures change from historical levels.

On July 15, 2021, the Company purchased three commercial aircraft under lease to a domestic carrier, for a total purchase price of $145.9 million, which was funded from operating cash.

On August 20, 2021, the Company redeemed all of the outstanding 6.25% Non-Cumulative Perpetual Preferred Stock, Series A. The redemption price was $25.00 per depository share plus accrued and unpaid dividends to, but excluding, the date of redemption.

On October 31, 2021, the Company acquired Vining Sparks. Consideration for this acquisition consisted of cash from operations and shares of company common stock.

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

At September 30, 2021, Stifel had net capital of $654.9 million, which was 49.8% of aggregate debit items and $628.6 million in excess of its minimum required net capital. At September 30, 2021, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2021, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2021, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At September 30, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Value-at-Risk (“VaR”) is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. It provides a common risk measure across financial instruments, markets and asset classes. We estimate VaR using a model that assumes historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusually volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates. We monitor, on a daily basis, the VaR in our trading portfolios using a ten-day horizon and a five year look-back period measured at a 99% confidence level. During the third quarter of 2021, we changed the look-back period from three to five years.

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2021, and the daily VaR at September 30, 2021 and December 31, 2020 (in thousands):

	Nine Months Ended September 30, 2021			VAR Calculation at
	High	Low	Daily Average	September 30, 2021	December 31, 2020
Daily VaR	$33,356	$3,351	$13,876	$8,154	$8,435

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

The following table illustrates the estimated change in net interest income at September 30, 2021, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest income
+200	39.8%
+100	19.7
0	—
-100	(4.7)
-200	(5.6)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2021 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$8,927,103	$603,808	$2,556,337	$1,848,627
Securities	5,644,997	263,341	934,146	762,383
Interest-bearing cash	458,812	—	—	—
	$15,030,912	$867,149	$3,490,483	$2,611,010
Interest-bearing liabilities:
Transaction accounts and savings	$19,761,402	$—	$—	$—
Certificates of deposit	8,270	16,496	10,039	—
Borrowings	52,000	—	—	—
	$19,821,672	$16,496	$10,039	$—
GAP	(4,790,760)	850,653	3,480,444	2,611,010
Cumulative GAP	$(4,790,760)	$(3,940,107)	$(459,663)	$2,151,347

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.4 billion, and the fair value of the collateral that had been sold or repledged was $195.5 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2021 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2021.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2021. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 - 31, 2021	105,000	$65.05	105,000	12,503,249
August 1 - 31, 2021	200,271	67.37	200,271	12,302,978
September 1 - 30, 2021	365,833	66.89	365,833	11,937,145
	671,104	$66.74	671,104

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2021, the maximum number of shares that may yet be purchased under this plan was 11.9 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1

Certificate of Designations of the Company with respect to the Series D Preferred Stock, dated July 21, 2021, filed with the Secretary of State of the State of Delaware and effective July 21, 2021, incorporated by reference to Exhibit 8 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.1

Deposit Agreement, dated July 22, 2021, among the Company, Computershare Inc. and Computershare Trust Company, N.A., jointly as Depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 9 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.2	Form of certificate representing the Series D Preferred Stock, incorporated by reference to Exhibit 10 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.3

Form of depositary receipt representing the Depositary Shares (included as Exhibit A to the Deposit Agreement, dated July 22, 2021), incorporated by reference to Exhibit 11 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

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

101 104

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

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

Date:  November 4, 2021