Form 10-K
period 2021-12-31
STIFEL FINANCIAL CORP
filed 2022-02-18
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - February 11, 2022
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	106,420,776
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2021, was $7.0 billion.1

1 In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2021, are incorporated by reference in Part III hereof.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Stifel Independent Advisors, LLC (“SIA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), Miller Buckfire & Co. LLC (“Miller Buckfire”), and Vining Sparks IBG, LLC (“Vining Sparks”), broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Nicolaus Canada Inc. (“SNC”), our Canadian subsidiary; Stifel Bank & Trust and Stifel Bank, retail and commercial banks, Stifel Trust Company, N.A. and Stifel Trust Company Delaware, N.A. (collectively, “Stifel Trust”), our trust companies (collectively “Stifel Bancorp”); and 1919 Investment Counsel, LLC, an asset management firm. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

We have a 131-year operating history and have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including the following acquisitions, which were integrated during 2020 and 2021:

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
•
MainFirst Bank AG (“MainFirst”) – On November 1, 2019, we completed the acquisition of MainFirst, an independent European capital markets firm, specializing in equity brokerage and research, equity capital markets, and asset management. MainFirst operates out of offices in Frankfurt, London, Milan, Munich, New York, Paris, and Zurich. MainFirst was renamed Stifel Europe Bank AG.

•
Vining Sparks – On November 1, 2021, the Company acquired Vining Sparks and its affiliates. Established in 1981 and headquartered in Memphis, Tennessee, Vining Sparks provides institutional fixed income brokerage, balance sheet management, and underwriting services to institutional clients, with a core focus on depository institutions, but also serving municipalities, money managers, insurance companies, trust departments, and pension funds.

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

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group.

Consolidated Stifel Branch System

At December 31, 2021, the Private Client Group had a network of 2,227 financial advisors located in 396 branch offices in 48 states and the District of Columbia. In addition, we have 91 independent contractors.

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

Our independent contractors, who operate in our SIA business, provide the same types of financial products and services to its private clients as does Stifel. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. SIA is an introducing broker-dealer and, as such, clears its transactions through Stifel.

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

Asset Management

Our asset management business offers specialized investment management solutions for institutions, private clients, and investment advisers. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Fees from private client investment portfolios and institutional fees are typically based on asset values at the end of the prior period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Stifel Bancorp

We offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bancorp not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances held which are swept to our bank subsidiaries, which is their primary source of funding.

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

As of December 31, 2021, we had over 8,600 associates, including 2,318 financial advisors, located primarily in the United States, with a growing presence in the United Kingdom, Europe, and Canada.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•
Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 396 at December 31, 2021, and our branch-based financial advisors from 262 to 2,227 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $436.0 billion at December 31, 2021. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.
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

As we enter our 132nd year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

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

Stifel Bank & Trust and Stifel Bank (collectively “bank subsidiaries”) are state-chartered banks regulated, supervised, and examined by the Fed and the Consumer Financial Protection Bureau (“CFPB”). Stifel Trust, is regulated, supervised and examined by the Office of the Comptroller of the Currency (“OCC”). The Fed and the FDIC also regulate and may examine our bank subsidiaries and, with respect to the Fed, Stifel Trust.

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

Stress Testing

The Economic Growth, Regulatory Relief, and Consumer Protection Act makes certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Among other things, the law raises the asset thresholds for Dodd-Frank Act company-run stress testing, liquidity coverage, and living will requirements for bank holding companies to $250 billion, subject to the ability of the Fed to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. The Fed, the Office of the Comptroller of the Currency (“OCC”), and the FDIC have since issued related guidance and regulations. As a result of these changes, our bank subsidiaries are currently no longer subject to Dodd-Frank Act company-run stress testing requirements.

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

Executive Officers

Information regarding our executive officers and their ages as of February 11, 2022, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	63	Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	80	Senior Managing Director and Director
James M. Zemlyak	62	President
Thomas B. Michaud	57	Senior Vice President
Victor J. Nesi	61	President and Director of Institutional Group
Mark P. Fisher	52	Senior Vice President and General Counsel
James M. Marischen	42	Senior Vice President and Chief Financial Officer
David D. Sliney	52	Senior Vice President and Chief Operating Officer
Christopher K. Reichert	58	Chief Executive Officer of Stifel Bank & Trust

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

We are exposed to credit risk. We are generally exposed to the risk that third parties that owe us money, securities, or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ market-making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who, as a group, may be uniquely or disproportionately affected by declining economic or market conditions. The deterioration of an individually large exposure could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our results of operations, financial condition, regulatory capital, and liquidity.

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

The expected phase-out of LIBOR could negatively impact our net interest income and require significant operational work. The FCA, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors will cease publication after December 31, 2021. U.S. federal banking agencies have issued guidance strongly encouraging institutions to cease entering into contracts that reference LIBOR by December 31, 2021. Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for LIBOR. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on, and trading markets for a broad array of financial products, including any LIBOR-based securities, loans, and derivatives that are included in our financial assets and liabilities. There will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes, and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest income and account and service fees. In addition, LIBOR may perform differently during the phase-out period than in the past, which could result in lower interest payments and a reduction in the value of certain assets. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.

ECONOMIC ENVIRONMENT RISKS

Our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. The coronavirus disease (COVID-19) pandemic and related measures intended to control the spread of the virus have had a significant impact on global economic conditions and may negatively impact certain aspects of our business and results of operations in the future. Although certain economic conditions improved throughout fiscal 2021, the pandemic continues to evolve, as recently experienced with the rapid spread of its variants, and certain of the impacts of the pandemic may continue to affect our results in the future, including: near-zero short-term interest rates resulting in lower net interest income; volatility in our transactional revenues and investment banking revenues due to market uncertainty caused by the pandemic; and increased credit risk, which may result in an elevated bank loan loss provision and charge-offs. In addition, should market conditions deteriorate, the value of our clients’ assets would also be negatively affected.

We may also continue to experience business disruptions as a result of the continued spread of COVID-19 and its variants, resulting from restrictions on our employees’ ability to travel, as well as temporary partial or full closures of our facilities and the facilities of our clients, suppliers, or other vendors. We often recruit skilled professionals by visiting their offices or having them visit our offices. Although we have reinstated the majority of our in-person recruiting, renewed travel restrictions or other disruptions that prevent us from meeting with professional prospects may adversely impact our ability to recruit such professional prospects. Further, the increased availability of remote working arrangements in response to the pandemic has intensified and may continue to intensify competition for prospective new associates and impair our ability to retain current associates. Recently promulgated OSHA rules related to required vaccines or alternative testing protocols for unvaccinated associates may also have negative effects on our current associates, including additional administrative burdens and concerns related to perceived health and safety risks, and may result in an increase in employee complaints as well as difficulty attracting and retaining associates. While we maintain contingency plans for events such as pandemic outbreaks, the further spread of COVID-19, or a similar contagious disease could also impair the effectiveness of our executive officers or other associates who are necessary to conduct our business. In addition, the continued spread of COVID-19 could harm the operations of third-party service providers who perform critical services for our business.

If COVID-19 or another highly infectious or contagious disease continues to spread or the response to contain it is unsuccessful, we may experience adverse effects on our business, financial condition, liquidity, and results of operations. A prolonged period of economic deterioration could ultimately result in impairment of our goodwill and identifiable intangible assets. In addition, if financial markets deteriorate as a result of the current or a future pandemic, our access to capital and other sources of funding may become constrained, which may require us to restructure debt or obtain additional financing on terms that may be onerous or highly dilutive.

The extent of any of the previously described effects on our business will depend on future developments which are highly uncertain and cannot be predicted, including the duration of the COVID-19 pandemic and the possible further impacts on the global economy.

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

In addition to the business risks set forth in the previous risk factor, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, including, among other things, challenges to global trade or travel due to the continued spread of COVID-19 and any widening of the effect of the pandemic associated therewith, political and financial uncertainty in the United States and the European Union, renewed concern about the U.S. and other major economies, domestic and international political or social unrest (including related protests or disturbances), the reduction in business activity leading to a decrease in global demand for oil and natural gas and the resulting historically low prices for these commodities, and complications involving terrorism and armed conflicts around the world. In particular, as it relates to COVID-19 and the associated pandemic, the extent of such effects will depend on future developments which are highly uncertain and cannot be predicted. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

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

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iv) retain skilled information technology associates. Failure of our technology systems, which could result from events beyond our control, including a systems malfunction or cyber attack, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws, and regulatory sanctions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  Risk Management” in this Form 10-K for additional information regarding our exposure to and approaches for managing operational risks.

Any cyber attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation. Our operations rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving the theft, dissemination, and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against our company, our associates, our advisors, or our clients. We seek to continuously monitor for and nimbly react to any and all such activity, and we develop our systems to protect the confidentiality, integrity, and availability of our data and technology infrastructure.

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

Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Additionally, the SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber attacks or other information security breaches in disclosures required to be made under the federal securities laws. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

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

For a further discussion of some of our significant accounting estimates, policies, and standards, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  Critical Accounting Estimates” and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

The Basel III regulatory capital standards impose additional capital and other requirements on us that could decrease our profitability. The Fed, the OCC, and the FDIC have implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The U.S. Basel III Rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer, and make selected changes to the calculation of risk-weighted assets. We are subject to the requirements under the U.S. Basel III Rules, subject to a phase-in period for several of its provisions, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The increased capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition, and prospects could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2021. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2036.

Location	Approximate Square Footage	Use
St. Louis, Missouri	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including SIA), and Institutional Group operations
New York, New York	282,000	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	97,500	Institutional Group operations and Administrative offices
San Francisco, California	88,500	Global Wealth Management and Institutional Group operations

We also maintain operations in 467 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 396 private client offices. In addition, Stifel Bancorp leases one location for its administrative offices and operations. Our Institutional Group segment leases 71 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 11, 2022, was $78.41. As of that date, our common stock was held by approximately 43,000 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock. Share and per share information has been retroactively adjusted to reflect the December 2020 three-for-two stock split.

	2021		2020
	High	Low	High	Low
First quarter	$68.94	$47.72	$46.07	$20.75
Second quarter	$72.20	$60.41	$37.66	$23.26
Third quarter	$71.16	$60.80	$37.14	$29.52
Fourth quarter	$78.60	$64.79	$52.67	$33.47

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

	Fiscal Year 2021	Fiscal Year 2020
First quarter	$0.15	$0.11
Second quarter	$0.15	$0.11
Third quarter	$0.15	$0.11
Fourth quarter	$0.15	$0.11

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

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2021. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2021	380,000	73.29	380,000	11,557,145
November 1 - 30, 2021	642,012	74.84	642,012	10,915,133
December 1 - 31, 2021	146,300	71.06	146,300	10,768,833
	1,168,312	73.86	1,168,312

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2021, the maximum number of shares that may yet be purchased under this plan was 10.8 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2021. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2016, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2017	2018	2019	2020	2021
Stifel Financial Corp.	$120	$84	$124	$157	$221
Peer Group	$113	$79	$100	$126	$183
S&P 500 Index	$122	$116	$153	$181	$233
NYSE ARCA Securities Broker Dealer Index	$129	$116	$141	$184	$237

Assumes $100 invested on December 31, 2016 in Stifel Financial Corp. common stock, Peer Group, S&P 500 Index, and NYSE ARCA Securities Broker-Dealer Index

Stifel Financial Corp.(growth of 121.4% & 17.2% CAGR*)
Peer Group(growth of 83.3% & 12.9% CAGR*)
S&P 500 Index(growth of 133.3% & 18.5% CAGR*)
NYSE ARCA Securities Broker/Dealer Index(growth of 137.2% & 18.9% CAGR*)
Dollars
$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Stifel Financial Corp.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	Goldman Sachs Group, Inc.
Piper Sandler Companies	Morgan Stanley

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2021.

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

On November 1, 2021, the Company acquired Vining Sparks and its affiliates (“Vining Sparks”). Established in 1981 and headquartered in Memphis, Tennessee, Vining Sparks has approximately 275 employees in 13 offices throughout the United States. Vining Sparks provides institutional fixed income brokerage, balance sheet management, and underwriting services to more than 4,000 institutional clients in all 50 states, with a core focus on depository institutions, but also serving municipalities, money managers, insurance companies, trust departments, and pension funds. Consideration for this acquisition consisted of cash from operations and shares of company common stock.

Results for the year ended December 31, 2021

For the year ended December 31, 2021, net revenues increased 26.3% to a record $4.7 billion compared to $3.8 billion during the comparable period in 2020. This represents our 26th consecutive year of record net revenues. Net income available to common shareholders for the year ended December 31, 2021, increased 65.7% to $789.3 million, or $6.66 per diluted common share, compared to $476.2 million, or $4.16 per diluted common share, in 2020. For the year ended December 31, 2021, our Global Wealth Management and Institutional Group segments posted record net revenues and pre-tax income.

Our revenue growth for the year ended December 31, 2021, was primarily attributable to higher advisory revenues, asset management, capital raising, commissions, and net interest income, partially offset by lower principal transaction revenues.

We remain well-positioned entering fiscal 2022, with nearly $436 billion of client assets under administration, strong activity levels for financial advisory recruiting, and a strong investment banking pipeline. However, we expect to continue to face headwinds from near-zero short-term interest rates and economic uncertainty, including that arising from inflation, supply chain complications, and uncertainty around U.S. economic policy. In addition, although the economy has improved since the beginning of the COVID-19 pandemic, the pace of recovery in the future is uncertain due to concerns related to the pandemic, including the spread of variants, vaccine distribution, and vaccine rates. As a result, we may experience volatility in transactional and investment banking revenues, which may negatively impact our ability to sustain the level of revenues in future periods which were achieved in fiscal 2021. Although our results during the year were positively impacted by a benefit for credit losses related to our bank loan portfolio, net loan growth and/or future market deterioration could result in increased provisions in future periods. In addition, we expect that expenses will continue to increase in fiscal 2022, as business and event-related travel increase and as we continue to make investments in our people and technology to support our growth.

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

The global economy has recovered considerably since its decline in early 2020, but there is still a high degree of economic uncertainty resulting from the COVID-19 pandemic, as well as a new federal government administration. As a result, volatility of both transactional revenues and investment banking revenues could continue, which may negatively impact our ability to sustain the current quarter revenue levels in future periods.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2021, the key indicators of the markets’ performance, the S&P 500, the NASDAQ, and Dow Jones Industrial Average closed 26.9%, 21.4%, and 18.7% higher than their December 31, 2020, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021	2020	2019
Revenues:
Commissions	$809,500	$760,627	$667,494	6.4%	14.0%	17.1%	20.3%	20.0%
Principal transactions	581,164	588,303	404,751	(1.2)	45.3	12.3	15.7	12.1
Investment banking	1,565,381	952,308	817,421	64.4	16.5	33.0	25.4	24.5
Asset management	1,206,516	917,424	848,035	31.5	8.2	25.5	24.5	25.4
Interest	548,400	523,832	724,882	4.7	(27.7)	11.6	14.0	21.7
Other income	72,125	75,345	52,378	(4.3)	43.8	1.5	1.9	1.6
Total revenues	4,783,086	3,817,839	3,514,961	25.3	8.6	101.0	101.8	105.3
Interest expense	45,998	65,778	177,931	(30.1)	(63.0)	1.0	1.8	5.3
Net revenues	4,737,088	3,752,061	3,337,030	26.3	12.4	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,820,301	2,279,335	1,978,116	23.7	15.2	59.5	60.7	59.3
Occupancy and equipment rental	290,243	274,664	242,893	5.7	13.1	6.1	7.3	7.3
Communication and office supplies	165,490	164,736	147,428	0.5	11.7	3.5	4.4	4.4
Commissions and floor brokerage	59,681	55,960	44,011	6.6	27.2	1.3	1.5	1.3
Provision for credit losses	(11,502)	33,925	9,977	(133.9)	240.0	(0.2)	0.9	0.3
Other operating expenses	345,794	292,281	315,467	18.3	(7.3)	7.3	7.8	9.4
Total non-interest expenses	3,670,007	3,100,901	2,737,892	18.4	13.3	77.5	82.6	82.0
Income before income taxes	1,067,081	651,160	599,138	63.9	8.7	22.5	17.4	18.0
Provision for income taxes	242,223	147,688	149,152	64.0	(1.0)	5.1	4.0	4.5
Net income	824,858	503,472	449,986	63.8	11.9	17.4	13.4	13.5
Net income applicable to non-controlling interests	—	—	1,590	—	n/m	—	—	0.1
Net income applicable to Stifel Financial Corp.	824,858	503,472	448,396	63.8	12.3	17.4	13.4	13.4
Preferred dividends	35,587	27,261	17,319	30.5	57.4	0.7	0.7	0.5
Net income available to common shareholders	$789,271	$476,211	$431,077	65.7%	10.5%	16.7%	12.7%	12.9%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Commissions	$809,500	$760,627	$667,494	6.4%	14.0%
Principal transactions	581,164	588,303	404,751	(1.2)	45.3
Transactional revenues	1,390,664	1,348,930	1,072,245	3.1	25.8
Capital raising	709,236	524,161	369,442	35.3	41.9
Advisory	856,145	428,147	447,979	100.0	(4.4)
Investment banking	1,565,381	952,308	817,421	64.4	16.5
Asset management	1,206,516	917,424	848,035	31.5	8.2
Net interest	502,402	458,054	546,951	9.7	(16.3)
Other income	72,125	75,345	52,378	(4.3)	43.8
Total net revenues	$4,737,088	$3,752,061	$3,337,030	26.3%	12.4%

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

For the year ended December 31, 2021, net revenues increased 26.3% to a record $4.7 billion from $3.8 billion in 2020. This represents our 26th consecutive year of record net revenues. The increase was primarily attributable to an increase in advisory revenues, asset management, capital raising, commissions, and net interest income, partially offset by lower principal transaction revenues.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2021, commission revenues increased 6.4% to $809.5 million from $760.6 million in 2020. The increase is primarily attributable to higher trading volumes in our mutual fund and insurance products over the comparable period in 2020. The higher trading volumes were a result of increased customer activity as a result of market volatility.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the year ended December 31, 2021, principal transactions revenues decreased 1.2% to $581.2 million from $588.3 million in 2020. The decrease is primarily attributable to lower institutional fixed income principal transaction revenues as a result of lower trading volumes and tighter credit spreads, partially offset by an increase in trading gains and the revenues from the Vining Sparks acquisition, which closed on November 1, 2021.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2021, investment banking revenues increased 64.4% to a record $1.6 billion from $952.3 million in 2020. The increase is primarily attributable to the growth of advisory revenues and equity and fixed income capital-raising revenues.

Capital-raising revenues increased 35.3% to $709.2 million for the year ended December 31, 2021, from $524.2 million in 2020. For the year ended December 31, 2021, equity capital-raising revenues increased 42.0% to $475.5 million from $334.9 million in 2020. The increase in equity capital-raising revenues is primarily attributable to an increase in deals compared to the prior year. For the year ended December 31, 2021, fixed income capital-raising revenues increased 23.5% to $233.7 million from $189.3 million in 2020. The increase is primarily attributable to the growth of our public finance business. In addition, there has been an increase in our corporate debt issuance business.

Advisory revenues increased 100.0% to $856.1 million for the year ended December 31, 2021, from $428.1 million in 2020. The increase is primarily attributable to higher completed advisory transactions and increased private placement fees.

Asset management – Asset management revenues include fees for asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management revenues are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the year ended December 31, 2021, asset management revenues increased 31.5% to a record $1.2 billion from $917.4 million in 2020. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2021, other income decreased 4.3% to $72.1 million from $75.3 million during 2020. The decrease is primarily attributable to a decrease in loan origination fees, partially offset by improved investment gains over 2020, the recognition of a gain on the sale of certain loans and transfer of deposits, and the recognition of a gain on the sale of aircraft. In addition, other income for the year ended December 31, 2020, includes a gain recognized on the sale of Ziegler Capital Management, LLC.

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

For the year ended December 31, 2020, net revenues increased 12.4% to $3.8 billion from $3.3 billion in 2019. The increase was primarily attributable to an increase in transactional revenues, increased capital-raising revenues, and asset management, partially offset by lower net interest income and advisory revenues.

Commissions – For the year ended December 31, 2020, commission revenues increased 14.0% to $760.6 million from $667.5 million in 2019. The increase is primarily attributable to an increase in equities trading and private placement commissions over 2019. The increase in trading volumes during 2020 was primarily due to market volatility caused by the economic uncertainty created by the COVID-19 pandemic.

Principal transactions – For the year ended December 31, 2020, principal transactions revenues increased 45.3% to $588.3 million from $404.8 million in 2019. The increase is primarily attributable to strong client engagement and market volatility, as well as an increase in trading gains over 2019.

Investment banking – For the year ended December 31, 2020, investment banking revenues increased 16.5% to $952.3 million from $817.4 million in 2019. The increase is primarily attributable to the growth of equity and fixed income capital-raising revenues, partially offset by lower advisory revenue.

Advisory revenue decreased 4.4% to $428.1 million for the year ended December 31, 2020, from $448.0 million in 2019. Advisory revenues were negatively impacted by the decrease in industry-wide completed mergers and acquisitions transactions, which was driven by an increase in market volatility and the economic slow-down in 2020.

Capital-raising revenues increased 41.9% to $524.2 million for the year ended December 31, 2020, from $369.4 million in 2019. For the year ended December 31, 2020, equity capital-raising revenues increased 44.8% to $334.9 million from $231.3 million in 2019. For the year ended December 31, 2020, fixed income capital-raising revenues increased 37.0% to $189.3 million from $138.1 million in 2019.

Asset management – For the year ended December 31, 2020, asset management revenues increased 8.2% to $917.4 million from $848.0 million in 2019. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2020, other income increased 43.8% to $75.3 million from $52.4 million in 2019. The increase is primarily attributable to the gain recognized on the sale of Ziegler Capital Management, LLC in the first quarter of 2020 and an increase in loan origination fees, partially offset by investment losses.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,617,859	$3,794	0.23%	$1,488,666	$6,883	0.46%	$960,450	$21,465	2.23%
Financial instruments owned	987,188	15,041	1.52%	827,658	12,594	1.52%	1,207,452	23,528	1.95%
Margin balances	1,043,515	25,780	2.47%	988,694	28,155	2.85%	1,287,498	52,008	4.04%
Investment portfolio	6,974,668	129,858	1.86%	6,297,475	149,915	2.38%	6,690,488	231,021	3.45%
Loans	13,407,458	378,086	2.82%	10,929,464	331,813	3.04%	9,312,199	379,848	4.08%
Other interest-bearing assets	686,610	(4,159)	(0.61%)	525,350	(5,528)	(1.05%)	722,246	17,012	2.36%
Total interest-earning assets/interest income	$24,717,298	$548,400	2.22%	$21,057,307	$523,832	2.49%	$20,180,333	$724,882	3.59%
Interest-bearing liabilities:
Short-term borrowings	$2,140	$10	0.49%	$25,678	$112	0.44%	$37,626	$1,032	2.74%
Stock loan	230,208	(17,348)	(7.54%)	215,309	(18,031)	(8.37%)	488,989	6,269	1.28%
Senior notes	1,112,899	47,500	4.27%	1,234,427	54,063	4.38%	1,016,443	44,507	4.38%
Stifel Capital Trusts	60,000	1,197	1.99%	60,000	1,601	2.67%	60,000	2,571	4.29%
Deposits	19,227,385	4,510	0.02%	16,216,699	14,550	0.09%	14,901,655	95,813	0.64%
Federal Home Loan Bank advances	54,972	164	0.30%	283,128	3,667	1.30%	448,333	7,872	1.76%
Other interest-bearing liabilities	1,070,764	9,965	0.93%	822,883	9,816	1.19%	1,106,301	19,867	1.80%
Total interest-bearing liabilities/interest expense	$21,758,368	45,998	0.21%	$18,858,124	65,778	0.35%	$18,059,347	177,931	0.99%
Net interest income/margin		$502,402	2.03%		$458,054	2.18%		$546,951	2.71%

Please refer to Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2021, net interest income increased 9.7% to $502.4 million from $458.1 million in 2020.

For the year ended December 31, 2021, interest revenue increased 4.7% to $548.4 million from $523.8 million in 2020, principally as a result of an increase in interest-earning assets, partially offset by lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $21.2 billion during the year ended December 31, 2021, compared to $18.0 billion during 2020 at average interest rates of 2.40% and 2.70%, respectively.

For the year ended December 31, 2021, interest expense decreased 30.1% to $46.0 million from $65.8 million in 2020. The decrease is primarily attributable to lower interest rates partially offset by higher interest-bearing liabilities.

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

Net interest income – For the year ended December 31, 2020, net interest income decreased 16.3% to $458.1 million from $547.0 million in 2019. Decreases in short-term interest rates have had a negative impact on our results, in particular on our net interest income. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns.

For the year ended December 31, 2020, interest revenue decreased 27.7% to $523.8 million from $724.9 million in 2019, principally as a result of a decrease in interest revenue generated from interest-earning assets of Stifel Bancorp due to lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $18.0 billion during the year ended December 31, 2020, compared to $16.5 billion in 2019 at average interest rates of 2.70% and 3.78%, respectively.

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

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Non-interest expenses:
Compensation and benefits	$2,820,301	$2,279,335	$1,978,116	23.7%	15.2%
Occupancy and equipment rental	290,243	274,664	242,893	5.7	13.1
Communications and office supplies	165,490	164,736	147,428	0.5	11.7
Commissions and floor brokerage	59,681	55,960	44,011	6.6	27.2
Provision for credit losses	(11,502)	33,925	9,977	(133.9)	240.0
Other operating expenses	345,794	292,281	315,467	18.3	(7.3)
Total non-interest expenses	$3,670,007	$3,100,901	$2,737,892	18.4%	13.3%

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

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

For the year ended December 31, 2021, compensation and benefits expense increased 23.7% to $2.8 billion from $2.3 billion in 2020. The increase in compensation and benefits expenses is primarily attributable to higher compensatory revenues. Compensation and benefits expense as a percentage of net revenues was 59.5% for the year ended December 31, 2021, compared to 60.7% for the year ended December 31, 2020. The decline in the compensation ratio reflects the operating leverage of higher net revenues, as well a change in the composition of our revenues.

Occupancy and equipment rental – For the year ended December 31, 2021, occupancy and equipment rental expense increased 5.7% to $290.2 million from $274.7 million in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2021, communications and office supplies expense increased 0.5% to $165.5 million from $164.7 million in 2020. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2021, commissions and floor brokerage expense increased 6.6% to $59.7 million from $56.0 million in 2020. The increase is primarily attributable to higher processing expenses, partially offset by lower electronic communication network (“ECN”) trading costs.

Provision for credit losses – For the year ended December 31, 2021, provision for credit losses decreased 133.9% to a credit of $11.5 million from $33.9 million in 2020. Provision for credit losses decreased from a year ago as a result of reserve reductions driven by an improved macroeconomic environment and a release related to loans sold at a premium during 2021 partially offset by provisions related to the growth of the loan portfolio during the year.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, investment banking deal costs, and professional service expenses.

For the year ended December 31, 2021, other operating expenses increased 18.3% to $345.8 million from $292.3 million in 2020. The increase is primarily attributable to the recognition of additional earn-out expense, higher conference-related expenses, an increase in investment banking transaction expenses, travel and entertainment expenses, professional fees, and subscription expense.

Provision for income taxes – For the year ended December 31, 2021, our provision for income taxes was $242.2 million, representing an effective tax rate of 22.7%, compared to $147.7 million in 2020, representing an effective tax rate of 22.7%. The effective tax rate was impacted by the benefit related to the tax impact on stock-based compensation.

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

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

Other operating expenses – For the year ended December 31, 2020, other operating expenses decreased 7.3% to $292.3 million from $315.5 million in 2019. The decrease is primarily attributable to significantly lower travel, entertainment, and conference-related expenses. In addition, net provisions for litigation matters were lower. These decreases were partially offset by higher taxes and licensing fees, professional fees, investment banking transaction expenses, reflecting an increase in activity levels, and insurance costs.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021	2020	2019
Revenues:
Commissions	$567,491	$513,247	$477,401	10.6%	7.5%	21.8%	23.4%	22.4%
Principal transactions	207,474	174,101	172,298	19.2	1.0	8.0	8.0	8.1
Transactional revenues	774,965	687,348	649,699	12.7	5.8	29.8	31.4	30.5
Asset management	1,206,406	917,353	847,977	31.5	8.2	46.4	41.9	39.8
Interest	538,940	516,918	682,696	4.3	(24.3)	20.7	23.6	32.0
Investment banking	48,210	36,024	37,915	33.8	(5.0)	1.9	1.6	1.8
Other income	57,563	71,153	36,077	(19.1)	97.2	2.2	3.2	1.7
Total revenues	2,626,084	2,228,796	2,254,364	17.8	(1.1)	101.0	101.7	105.8
Interest expense	27,247	37,970	123,805	(28.2)	(69.3)	1.0	1.7	5.8
Net revenues	2,598,837	2,190,826	2,130,559	18.6	2.8	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,370,308	1,138,525	1,046,429	20.4	8.8	52.7	52.0	49.1
Occupancy and equipment rental	138,644	122,888	119,916	12.8	2.5	5.3	5.6	5.6
Communication and office supplies	56,378	58,214	57,249	(3.2)	1.7	2.2	2.7	2.7
Commissions and floor brokerage	26,007	22,269	19,931	16.8	11.7	1.0	1.0	0.9
Provision for credit losses	(11,502)	33,542	9,977	(134.3)	236.2	(0.4)	1.5	0.5
Other operating expenses	104,049	89,504	91,097	16.3	(1.7)	4.0	4.1	4.3
Total non-interest expenses	1,683,884	1,464,942	1,344,599	14.9	9.0	64.8	66.9	63.1
Income before income taxes	$914,953	$725,884	$785,960	26.0%	(7.6)%	35.2%	33.1%	36.9%

	December 31,
	2021	2020	2019
Branch offices	396	392	382
Financial advisors	2,227	2,187	2,127
Independent contractors	91	93	95
Total financial advisors	2,318	2,280	2,222

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

NET REVENUES

For the year ended December 31, 2021, Global Wealth Management net revenues increased 18.6% to a record $2.6 billion from $2.2 billion in 2020. The increase in net revenues is primarily attributable to higher asset management revenues, transactional revenues, net interest income, and investment banking revenues, partially offset by a decrease in other income.

Commissions – For the year ended December 31, 2021, commission revenues increased 10.6% to $567.5 million from $513.2 million in 2020. The increase is primarily attributable to higher trading volumes in our mutual fund and insurance products, as well as equities, over the comparable period in 2020. The higher trading volumes were a result of increased customer activity as a result of market volatility.

Principal transactions – For the year ended December 31, 2021, principal transactions revenues increased 19.2% to $207.5 million from $174.1 million in 2020. The increase is primarily a result of increased market activity levels and higher gains recorded on our trading portfolio over 2020.

Asset management – For the year ended December 31, 2021, asset management revenues increased 31.5% to $1.2 billion from $917.4 million in 2020. The increase is primarily attributable to higher asset levels and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands):

	December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Client assets	$435,978,000	$357,429,000	$329,495,000	22.0%	8.5%
Fee-based client assets	$162,428,000	$129,372,000	$117,189,000	25.6	10.4
Number of client accounts	1,125,000	1,075,000	1,020,000	4.7	5.4
Number of fee-based client accounts	298,000	262,000	229,000	13.7	14.4

The increase in the value of our client assets and fee-based assets was primarily attributable to the rise in the markets, as well as asset growth resulting from strong recruiting efforts.

Interest revenue – For the year ended December 31, 2021, interest revenue increased 4.3% to $538.9 million from $516.9 million in 2020. The increase is primarily attributable to higher interest-earning assets, partially offset by lower interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 33.8% to $48.2 million for the year ended December 31, 2021, from $36.0 million in 2020. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2021, other income decreased 19.1% to $57.6 million from $71.2 million in 2020. The decrease is primarily attributable to a decrease in loan origination fees, partially offset by improved investment gains over 2020, the recognition of a gain on the sale of certain loans and transfer of deposits, and the recognition of a gain on the sale of aircraft. In addition, other income for the year ended December 31, 2020, includes a gain recognized on the sale of Ziegler Capital Management, LLC.

Interest expense – For the year ended December 31, 2021, interest expense decreased 28.2% to $27.2 million from $38.0 million in 2020. The decrease in interest expense is primarily attributable to lower interest rates over 2020, partially offset by higher interest-bearing liabilities. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NON-INTEREST EXPENSES

For the year ended December 31, 2021, Global Wealth Management non-interest expenses increased 14.9% to $1.7 billion from $1.5 billion in 2020.

Compensation and benefits – For the year ended December 31, 2021, compensation and benefits expense increased 20.4% to $1.4 billion from $1.1 billion in 2020. The increase is primarily attributable to higher variable compensation expense as a result of strong revenue growth over 2020.

Compensation and benefits expense as a percentage of net revenues was 52.7% for the year ended December 31, 2021, compared to 52.0% in 2020. The increase is principally due to higher compensable revenues.

Occupancy and equipment rental – For the year ended December 31, 2021, occupancy and equipment rental expense increased 12.8% to $138.6 million from $122.9 million in 2020. The increase is primarily attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – For the year ended December 31, 2021, communications and office supplies expense decreased 3.2% to $56.4 million from $58.2 million in 2020. The decrease is primarily attributable to lower telecommunication costs.

Commissions and floor brokerage – For the year ended December 31, 2021, commissions and floor brokerage expense increased 16.8% to $26.0 million from $22.3 million in 2020. The increase is primarily attributable to higher volume-related expenses, including brokerage trading costs, reflecting an increase in activity levels.

Provision for credit losses – For the year ended December 31, 2021, provision for credit losses decreased 134.3% to a credit of $11.5 million from $33.5 million in 2020. Provision for credit losses decreased from a year ago as a result of reserve reductions driven by an improved macroeconomic environment and a release related to loans sold at a premium during 2021, partially offset by provisions related to the growth of the loan portfolio during the year.

Other operating expenses – For the year ended December 31, 2021, other operating expenses increased 16.3% to $104.0 million from $89.5 million in 2020. The increase is primarily attributable to higher subscription costs, professional fees, travel and entertainment expense, and FDIC insurance.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2021, income before income taxes increased 26.0% to $915.0 million from $725.9 million in 2020. Profit margins (income before income taxes as a percent of net revenues) have increased to 35.2% for the year ended December 31, 2021, from 33.1% in 2020. The improved profit margin is a result of strong revenue growth and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

NET REVENUES

For the year ended December 31, 2020, Global Wealth Management net revenues increased 2.8% to $2.2 billion from $2.1 billion in 2019. The increase in net revenues for the year ended December 31, 2020, over 2019, is primarily attributable to the growth in asset management revenues and higher transactional revenues and other income, partially offset by a decrease in net interest income and investment banking.

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

Transactional revenues – For the year ended December 31, 2020, transactional revenues increased 5.8% to $687.3 million from $649.7 million in the comparable period in 2019. The increase is primarily attributable to higher trading volumes during 2020, driven by market volatility, as a result of the economic uncertainty created by the COVID-19 pandemic.

Asset management – For the year ended December 31, 2020, asset management revenues increased 8.2% to $917.4 million from $848.0 million in 2019. Asset management revenues increased from 2019, reflecting higher asset levels and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

The value of assets in fee-based accounts at December 31, 2020, increased 10.4% to $129.4 billion from $117.2 billion at December 31, 2019.

Interest revenue– For the year ended December 31, 2020, interest revenue decreased 24.3% to $516.9 million from $682.7 million in 2019. The decrease is primarily driven by the impact of lower interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking decreased 5.0% to $36.0 million for the year ended December 31, 2020, from $37.9 million in 2019. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

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

Provision for credit losses – For the year ended December 31, 2020, provision for credit losses increased 236.2% to $33.5 million from $10.0 million in 2020. The provision for credit losses was impacted by growth in the loan portfolio and the impact of accounting for credit losses under the CECL standard, which was heightened by the impact of COVID-19 on the broader economic environment.

Other operating expenses – For the year ended December 31, 2020, other operating expenses decreased 1.7% to $89.5 million from $91.1 million in 2019. The decrease is primarily attributable to significantly lower travel, entertainment, and conference-related expenses. The decrease was partially offset by higher professional fees and insurance costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2020, income before income taxes decreased 7.6% to $725.9 million from $786.0 million in 2019. Profit margins (income before income taxes as a percent of net revenues) decreased to 33.1% for the year ended December 31, 2020, from 36.9% in 2019. Profit margins were negatively impacted by the composition of net revenues compared to 2019. The impact caused by lower net interest income was partially offset by the growth of our asset management revenues and transactional revenues.

I. Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2021			December 31, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$820,424	$1,149	0.14%	$687,087	$2,002	0.29%
U.S. government agencies	2,960	63	2.15	4,990	96	1.93
State and municipal securities (tax-exempt) (1)	2,384	47	1.97	8,829	188	2.13
Mortgage-backed securities	1,027,372	15,331	1.49	888,018	16,352	1.84
Corporate fixed income securities	730,526	21,056	2.88	633,778	16,831	2.66
Asset-backed securities	5,211,426	93,361	1.79	4,761,860	116,448	2.45
Federal Home Loan Bank and other capital stock	45,087	1,315	2.92	47,994	1,536	3.20
Loans (2)
Securities-based loans	2,353,621	45,448	1.93	1,884,701	45,219	2.40
Commercial and industrial	5,089,712	171,364	3.37	3,975,492	132,547	3.33
Residential real estate	4,557,592	119,162	2.61	3,635,034	104,689	2.88
Commercial real estate	381,550	12,444	3.26	406,576	16,904	4.16
Home equity lines of credit	79,387	2,266	2.85	63,288	1,988	3.14
Construction and land	557,406	18,015	3.23	474,714	16,684	3.51
Other	37,835	805	2.13	36,910	952	2.58
Loans held for sale	350,355	8,582	2.45	452,749	12,830	2.83
Total interest-earning assets (3)	$21,247,637	$510,408	2.40%	$17,962,020	$485,266	2.70%
Cash and due from banks	27,096			14,705
Other non-interest-earning assets	348,801			264,368
Total assets	$21,623,534			$18,241,093
Liabilities and stockholders’ equity:
Deposits:
Money market	$18,340,673	$2,897	0.02%	$15,260,033	$5,614	0.04%
Time deposits	58,549	1,108	1.89	221,479	4,975	2.25
Demand deposits	827,532	505	0.06	698,107	3,678	0.53
Savings	631	—	—	37,080	283	0.76
Federal Home Loan Bank advances	54,972	164	0.30	283,128	3,667	1.30
Other borrowings	1,269	119	9.37	1,490	109	7.37
Total interest-bearing liabilities (3)	$19,283,626	$4,793	0.02%	$16,501,317	$18,326	0.11%
Non-interest-bearing deposits	608,825			288,222
Other non-interest-bearing liabilities	176,185			101,948
Total liabilities	$20,068,636			$16,891,487
Stockholders’ equity	1,554,898			1,349,606
Total liabilities and stockholders’ equity	$21,623,534			$18,241,093
Net interest income/spread		$505,615	2.38%		$466,940	2.59%
Net interest margin			2.38%			2.60%

(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2019
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$462,400	$10,693	2.31%
U.S. government agencies	3,466	91	2.63
State and municipal securities (tax-exempt) (1)	39,976	870	2.18
Mortgage-backed securities	1,308,128	29,248	2.24
Corporate fixed income securities	818,135	24,565	3.00
Asset-backed securities	4,520,783	176,247	3.90
Federal Home Loan Bank and other capital stock	53,609	2,626	4.90
Loans (2)
Securities-based loans	1,935,722	77,669	4.01
Commercial and industrial	3,365,939	158,771	4.72
Residential real estate	3,006,243	92,204	3.07
Commercial real estate	363,737	20,726	5.70
Home equity lines of credit	47,818	2,270	4.75
Construction and land	234,778	12,236	5.21
Other	128,697	2,945	2.29
Loans held for sale	229,265	13,027	5.68
Total interest-earning assets (3)	$16,518,696	$624,188	3.78%
Cash and due from banks	46,356
Other non-interest-earning assets	381,824
Total assets	$16,946,876
Liabilities and stockholders’ equity:
Deposits:
Money market	$12,830,875	$51,172	0.40%
Time deposits	1,154,180	28,010	2.43
Demand deposits	645,814	10,171	1.57
Savings	270,786	6,460	2.39
Federal Home Loan Bank advances	448,333	7,872	1.76
Other borrowings	1,663	126	7.58
Total interest-bearing liabilities (3)	$15,351,651	$103,811	0.68%
Non-interest-bearing deposits	138,001
Other non-interest-bearing liabilities	144,013
Total liabilities	$15,633,665
Stockholders’ equity	1,313,211
Total liabilities and stockholders’ equity	$16,946,876
Net interest income/spread		$520,377	3.10%
Net interest margin			3.15%

(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
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

For the year ended December 31, 2021, interest revenue for Stifel Bancorp of $510.4 million was generated from weighted-average interest-earning assets of $21.2 billion at a weighted-average interest rate of 2.40%. For the year ended December 31, 2020, interest revenue for Stifel Bancorp of $485.3 million was generated from weighted-average interest-earning assets of $18.0 billion at a weighted-average interest rate of 2.70%. For the year ended December 31, 2019, interest revenue for Stifel Bancorp of $624.2 million was generated from weighted-average interest-earning assets of $16.5 billion at a weighted-average interest rate of 3.78%. Interest-earning assets principally consist of commercial and industrial, residential, and securities-based loans, investment securities, and interest-bearing cash and federal funds sold.

For the year ended December 31, 2021, interest expense for Stifel Bancorp of $4.8 million was incurred from weighted-average interest-bearing liabilities of $19.3 billion at a weighted-average interest rate of 0.02%. For the year ended December 31, 2020, interest expense for Stifel Bancorp of $18.3 million was incurred from weighted-average interest-bearing liabilities of $16.5 billion at a weighted-average interest rate of 0.11%. For the year ended December 31, 2019, interest expense for Stifel Bancorp of $103.8 million was incurred from weighted-average interest-bearing liabilities of $15.4 billion at a weighted-average interest rate of 0.68%. Interest expense represents interest on customer money market accounts, time deposits, Federal Home Loan Bank advances, and other borrowings.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2021 Compared to Year Ended December 31, 2020			Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$509	$(1,362)	$(853)	$3,573	$(12,264)	$(8,691)
U.S. government agencies	(46)	13	(33)	13	(8)	5
State and municipal securities (tax-exempt)	(126)	(15)	(141)	(665)	(17)	(682)
Mortgage-backed securities	4,903	(5,924)	(1,021)	(8,323)	(4,573)	(12,896)
Corporate fixed income securities	2,710	1,515	4,225	(5,112)	(2,622)	(7,734)
Asset-backed securities	12,598	(35,685)	(23,087)	9,984	(69,783)	(59,799)
Federal Home Loan Bank and other capital stock	(90)	(131)	(221)	(253)	(837)	(1,090)
Loans
Securities-based loans	1,060	(831)	229	(1,997)	(30,453)	(32,450)
Commercial and industrial	37,502	1,315	38,817	42,373	(68,597)	(26,224)
Residential real estate	22,725	(8,252)	14,473	17,625	(5,140)	12,485
Commercial real estate	(990)	(3,470)	(4,460)	2,950	(6,772)	(3,822)
Home equity lines of credit	434	(156)	278	6,167	(6,449)	(282)
Construction and land	2,472	(1,141)	1,331	6,528	(2,080)	4,448
Other	25	(172)	(147)	(2,427)	434	(1,993)
Loans held for sale	(2,655)	(1,593)	(4,248)	8,495	(8,692)	(197)
	$81,031	$(55,889)	$25,142	$78,931	$(217,853)	$(138,922)
Interest expense:
Deposits:
Money market	$6,487	$(9,204)	$(2,717)	$33,991	$(79,549)	$(45,558)
Time deposits	(3,184)	(683)	(3,867)	(21,092)	(1,943)	(23,035)
Demand deposits	842	(4,015)	(3,173)	900	(7,393)	(6,493)
Savings	(141)	(142)	(283)	(3,454)	(2,723)	(6,177)
Federal Home Loan Bank advances	(1,792)	(1,711)	(3,503)	(2,456)	(1,749)	(4,205)
Other borrowings	(10)	20	10	(14)	(3)	(17)
	$2,202	$(15,735)	$(13,533)	$7,875	$(93,360)	$(85,485)

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

II. Investment in Debt Securities

The maturities and related weighted-average yields of our debt securities not carried at fair value at December 31, 2021, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Asset-backed securities	$—	$2,825	$2,282,162	$3,063,571	$5,348,558
Weighted-average yield (1)	0.0%	2.24%	1.75%	1.90%	1.84%
(1)
The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

III. Loan Portfolio

The following table presents the maturities of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

	Within 1 Year	1-5 Years	5-15 years	Over 15 Years	Total
Commercial and industrial	$3,234,615	$3,083,796	$1,010,597	$16,745	$7,345,753
Residential real estate	—	486	556,458	4,925,082	5,482,026
Securities-based loans	2,756,020	121,819	2,319	—	2,880,158
Construction and land	144,487	366,597	—	—	511,084
Commercial real estate	108,127	271,598	27,838	2,284	409,847
Home equity lines of credit	12,348	1,999	68,161	—	82,508
Other	32,105	—	—	6	32,111
	$6,287,702	$3,846,295	$1,665,373	$4,944,117	$16,743,487

The sensitivity of loans with maturities in excess of one year at December 31, 2021, is as follows (in thousands):

Variable or adjusted-rate loans
Commercial and industrial	$3,732,538
Residential real estate	3,991,093
Securities-based loans	113,210
Construction and land	178,648
Commercial real estate	152,763
Home equity lines of credit	70,160
Other	—
$8,238,412

Fixed-rate loans
Commercial and industrial	$378,600
Residential real estate	1,490,933
Securities-based loans	10,928
Construction and land	187,949
Commercial real estate	148,957
Home equity lines of credit	—
Other	6
$2,217,373

The following table presents the Company’s credit ratios, as well as the component of the ratio’s calculation, for the periods indicated (in thousands, except percentages):

	As of and for the year ending December 31,
	2021	2020	2019
Allowance for credit losses to total loans outstanding	0.71%	1.22%	0.99%
Allowance for credit losses	$118,562	$135,295	$96,118
Retained loans outstanding	$16,743,487	$11,170,813	$9,752,616
Nonaccrual loans to total loans outstanding	0.10%	0.11%	0.15%
Nonaccrual loans	$17,193	$12,395	$14,373
Retained loans outstanding	$16,743,487	$11,170,813	$9,752,616
Allowance for credit losses to nonaccrual loans	6.90x	10.92x	6.69x
Allowance for credit losses	$118,562	$135,295	$96,118
Nonaccrual loans	$17,193	$12,395	$14,373

The following table presents net charge-offs to average loans outstanding by major loan category for the year ended December 31, 2021 (in thousands, except percentages):

Commercial and industrial	0.10%
Net charge-off during the period	$5,232
Average amount outstanding	$5,089,712
Residential real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$4,557,592
Securities-based loans	0.00%
Net charge-off during the period	$—
Average amount outstanding	$2,353,621
Construction and land	0.00%
Net charge-off during the period	$—
Average amount outstanding	$557,406
Commercial real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$381,550
Home equity lines of credit	0.00%
Net charge-off during the period	$—
Average amount outstanding	$79,387
Other	0.00%
Net charge-off during the period	$—
Average amount outstanding	$37,835
Total retained loans	0.04%
Net charge-off during the period	$5,232
Average amount outstanding	$13,057,103

Allocation of the Allowance for Loan Losses

The following is a breakdown of the allowance for loan losses by each major loan category at December 31, 2021 and 2020 (in thousands, except rates):

	December 31, 2021		December 31, 2020
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$53,529	43.9%	$67,222	38.5%
Residential real estate	28,560	32.7	16,300	35.4
Construction and land	8,536	3.1	17,275	4.5
Securities-based loans	4,006	17.2	2,015	17.3
Commercial real estate	3,934	2.4	8,580	3.3
Home equity lines of credit	511	0.5	374	0.7
Other	268	0.2	263	0.3
	$99,344	100.0%	$112,029	100.0%
(1)
Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”) and any accrued and unpaid interest income is reversed.

Please refer to the section entitled “Critical Accounting Policies and Estimates” herein regarding our policies for establishing loan loss reserves, including placing loans on nonaccrual status.

IV. Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	December 31, 2021		December 31, 2020		December 31, 2019
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Non-interest bearing demand deposits	$608,825	*	$288,222	*	$138,001	*
Interest-bearing demand deposits	827,532	0.06%	698,107	0.53%	645,814	1.57%
Money Market and Savings deposits	18,341,304	0.02%	15,297,113	0.04%	13,101,661	0.44%
Time deposits	58,549	1.89%	221,479	2.25%	1,154,180	2.43%
Other	56,241	0.50%	284,618	1.33%	449,996	1.78%

* Not applicable.

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021	2020	2019
Revenues:
Commissions	$242,009	$247,380	$190,093	(2.2)%	30.1%	11.2%	15.6%	15.7%
Principal transactions	373,689	414,202	232,453	(9.8)	78.2	17.4	26.2	19.1
Transactional revenues	615,698	661,582	422,546	(6.9)	56.6	28.6	41.8	34.8
Capital raising	661,088	488,152	331,527	35.4	47.2	30.7	30.8	27.3
Advisory	856,083	428,132	447,979	100.0	(4.4)	39.8	27.1	36.9
Investment banking	1,517,171	916,284	779,506	65.6	17.5	70.5	57.9	64.2
Interest	20,734	16,837	24,139	23.1	(30.2)	1.0	1.1	2.0
Other income (1)	11,313	376	12,101	n/m	(96.9)	0.5	0.0	1.0
Total revenues	2,164,916	1,595,079	1,238,292	35.7	28.8	100.6	100.8	102.0
Interest expense	12,477	11,932	24,275	4.6	(50.8)	0.6	0.8	2.0
Net revenues	2,152,439	1,583,147	1,214,017	36.0	30.4	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,251,595	942,769	736,298	32.8	28.0	58.1	59.6	60.6
Occupancy and equipment rental	71,204	68,457	53,533	4.0	27.9	3.3	4.3	4.4
Communication and office supplies	89,963	88,054	74,149	2.2	18.8	4.2	5.6	6.1
Commissions and floor brokerage	33,675	33,691	24,078	n/m	39.9	1.6	2.1	2.0
Other operating expenses	147,065	124,891	150,289	17.8	(16.9)	6.8	7.9	12.4
Total non-interest expenses	1,593,502	1,257,862	1,038,347	26.7	21.1	74.0	79.5	85.5
Income before income taxes	$558,937	$325,285	$175,670	71.8%	85.2%	26.0%	20.5%	14.5%

(1)
Includes asset management revenues.

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

NET REVENUES

For the year ended December 31, 2021, Institutional Group net revenues increased 36.0% to a record $2.2 billion from $1.6 billion in 2020. The increase in net revenues was primarily attributable to an increase in advisory and capital-raising revenues, partially offset by a decrease in transactional revenues. The segment’s performance continues to benefit from strong market activity, recent investments in our business, and contributions from Canada and Europe.

Commissions – For the year ended December 31, 2021, commission revenues decreased 2.2% to $242.0 million from $247.4 million in 2020.

Principal transactions – For the year ended December 31, 2021, principal transactions revenues decreased 9.8% to $373.7 million from $414.2 million in 2020.

Transactional revenues – For the year ended December 31, 2021, institutional transactional revenues decreased 6.9% to $615.7 million from $661.6 million in 2020.

For the year ended December 31, 2021, fixed income transactional revenues decreased 10.8% to $361.0 million from $404.8 million in 2020. The decrease is primarily attributable to lower volumes as well as tighter credit spreads, partially offset by revenues from the Vining Sparks acquisition.

For the year ended December 31, 2021, equity transactional revenues decreased 0.8% to $254.7 million from $256.8 million in 2020. The decrease is primarily attributable to declines in cash equities driven by lower volatility and volumes, partially offset by an increase in trading gains.

Investment banking – For the year ended December 31, 2021, investment banking revenues increased 65.6% to a record $1.5 billion from $916.3 million in 2020. The increase is primarily attributable to increases in advisory revenues as well as increases in equity and fixed income capital-raising revenues.

For the year ended December 31, 2021, capital-raising revenues increased 35.4% to $661.1 million from $488.2 million in 2020.

For the year ended December 31, 2021, equity capital markets capital-raising revenues increased 41.9% to $434.2 million from $306.0 million in 2020. The increase in equity capital-raising revenues is primarily attributable to an increase in deals compared to 2020.

For the year ended December 31, 2021, fixed income capital markets capital-raising revenues increased 24.6% to $226.9 million from $182.1 million in 2020. The increase is primarily attributable to an increase in our public finance business. In addition, there has been an increase in our corporate debt issuance business.

For the year ended December 31, 2021, advisory revenues increased 100.0% to $856.1 million from $428.1 million in 2020. The growth is primarily attributable to an increase in completed advisory transactions and private placement fees.

Interest income – For the year ended December 31, 2021, interest income increased 23.1% to $20.7 million from $16.8 million in 2020. The increase is primarily attributable to higher leveraged finance activity.

Other income – For the year ended December 31, 2021, other income increased to $11.3 million from $0.4 million in 2020. The increase is primarily attributable to improved investment gains over 2020.

Interest expense – For the year ended December 31, 2021, interest expense increased 4.6% to $12.5 million from $11.9 million in 2020. The increase is primarily driven by higher interest charges related to expanded trade clearance activity in Europe.

NON-INTEREST EXPENSES

For the year ended December 31, 2021, Institutional Group non-interest expenses increased 26.7% to $1.6 billion from $1.3 billion in 2020.

Compensation and benefits – For the year ended December 31, 2021, compensation and benefits expense increased 32.8% to $1.3 billion from $942.8 million in 2020. The increase is primarily attributable to higher variable compensation expense as a result of strong revenue growth over 2020.

Compensation and benefits expense as a percentage of net revenues was 58.1% for the year ended December 31, 2021, compared to 59.6% in 2020. The decrease is primarily attributable to lower compensable revenues.

Occupancy and equipment rental – For the year ended December 31, 2021, occupancy and equipment rental expense increased 4.0% to $71.2 million from $68.5 million in 2020. The increase is attributable to higher data processing and furniture and equipment costs, partially offset by lower occupancy costs.

Communications and office supplies – For the year ended December 31, 2021, communications and office supplies expense increased 2.2% to $90.0 million from $88.1 million in 2020. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2021, commissions and floor brokerage of $33.7 million remained consistent with 2020. An increase in processing expenses was offset by lower ECN trading costs.

Other operating expenses – For the year ended December 31, 2021, other operating expenses increased 17.8% to $147.1 million from $124.9 million in 2020. The increase is primarily attributable to higher conference-related expenses, investment banking transaction expenses, professional fees, and travel and entertainment expenses, partially offset by lower settlement costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2021, income before income taxes for the Institutional Group segment increased 71.8% to $558.9 million from $325.3 million in 2020. Profit margins (income before income taxes as a percentage of net revenues) have increased to 26.0% for the year ended December 31, 2021, from 20.5% in 2020 as a result of strong revenue growth and our continued expense discipline.

Year Ended December 31, 2020, Compared With Year Ended December 31, 2019

NET REVENUES

For the year ended December 31, 2020, Institutional Group net revenues increased 30.4% to $1.6 billion from $1.2 billion in 2019. The increase in net revenues for the year ended December 31, 2020, was primarily attributable to an increase in transactional revenues and capital-raising revenues, partially offset by a decrease in advisory revenues and other income.

Commissions – For the year ended December 31, 2020, commission revenues increased 30.1% to $247.4 million from $190.1 million in 2019. The increase is primarily attributable to the growth in equities commissions and increased market volatility from 2019.

Principal transactions – For the year ended December 31, 2020, principal transactions revenues increased 78.2% to $414.2 million from $232.5 million in 2019. The increase is primarily attributable to strong client engagement and market volatility, as well as an increase in trading gains over 2019.

Transactional revenues – For the year ended December 31, 2020, institutional transactional revenues increased 56.6% to $661.6 million from $422.5 million in 2019.

For the year ended December 31, 2020, fixed income transactional revenues increased 58.1% to $404.8 million from $256.0 million in 2019. For the year ended December 31, 2020, equity transactional revenues increased 54.1% to $256.8 million from $166.6 million in 2019. The increases are primarily attributable to higher trading volumes during 2020, driven by market volatility, as a result of the economic uncertainty created by the COVID-19 pandemic and an increase in trading gains.

Investment banking – For the year ended December 31, 2020, investment banking revenues increased 17.5% to $916.3 million from $779.5 million in 2019. The increase is primarily attributable to an increase in capital-raising revenues, partially offset by a decrease in advisory revenues.

For the year ended December 31, 2020, advisory revenues decreased 4.4% to $428.1 million from $448.0 million in 2019. Advisory revenues were negatively impacted by the decrease in industry-wide completed mergers and acquisitions transactions, which was driven by an increase in market volatility and the economic slow-down in 2020.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2020, income before income taxes for the Institutional Group segment increased 85.2% to $325.3 million from $175.7 million in 2019. Profit margins (income before income taxes as a percentage of net revenues) increased to 20.5% for the year ended December 31, 2020, from 14.5% in 2019 as a result of strong revenue growth and our continued expense discipline.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net revenues	$(14,188)	$(21,912)	$(7,546)	35.3%	(190.4)%
Non-interest expenses:
Compensation and benefits	198,399	198,041	195,389	0.2	1.4
Other operating expenses	194,222	180,056	159,557	7.9	12.8
Total non-interest expenses	392,621	378,097	354,946	3.8	6.5
Loss before income taxes	$(406,809)	$(400,009)	$(362,492)	1.7%	10.3%

The other segment includes expenses related to the Company’s acquisition strategy and the investments made in the Company’s infrastructure and control environment.

The expenses relating to the Company’s acquisition strategy are primarily attributable to integration-related activities, signing bonuses, amortization of restricted stock awards, debentures, and promissory notes issued as retention, additional earn-out expense, and amortization of intangible assets acquired. These costs were directly related to acquisitions of certain businesses and are not representative of the costs of running the Company’s ongoing business.

The following shows the expenses that are part of the other segment related to acquisitions.

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Non-interest expenses:
Compensation and benefits	$26,092	$30,259	$32,367	(13.8)%	(6.5)%
Other operating expenses	39,069	30,054	32,171	30.0	(6.6)
Total non-interest expenses	$65,161	$60,313	$64,538	8.0%	(6.5)%

For the year ended December 31, 2021, compensation and benefits expense decreased 13.8% to $26.1 million from $30.3 million in 2020. The decrease is primarily attributable to lower amortization of promissory notes and restricted stock awards.

For the year ended December 31, 2021, other operating expenses increased 30.0% to $39.1 million from $30.1 million in 2020. The increase is primarily attributable to the recognition of additional earn-out expense related to prior acquisitions that have performed better than expected.

The expenses not associated with the activities described above in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Non-interest expenses:
Compensation and benefits	$172,307	$167,782	$163,022	2.7%	2.9%
Other operating expenses	155,153	150,002	127,386	3.4	17.8
Total non-interest expenses	$327,460	$317,784	$290,408	3.0%	9.4%

For the year ended December 31, 2021, compensation and benefits expense increased 2.7% to $172.3 million from $167.8 million in 2020. The increase is primarily attributable to higher bonus expense as a result of the Company’s performance in 2021.

For the year ended December 31, 2021, other operating expenses increased 3.4% to $155.2 million from $150.0 million in 2020. The increase is primarily attributable to higher advertising and telecommunication equipment expense due to the continued growth of the Company.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $34.0 billion at December 31, 2021, were up 28.0% over December 31, 2020. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2021, our liabilities were comprised primarily of deposits of $23.3 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.1 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $971.9 million at our broker-dealer subsidiaries, and accrued employee compensation of $932.8 million. To meet our obligations to clients and operating needs, we had $11.7 billion of cash or assets readily convertible into cash at December 31, 2021.

Cash Flow

Cash and cash equivalents decreased $315.9 million to $2.0 billion at December 31, 2021, from $2.3 billion at December 31, 2020. Operating activities provided cash of $872.1 million primarily due to net income recognized in 2021 adjusted for non-cash activities and an increase in operating liabilities, net of liabilities assumed, partially offset by an increase in assets, net of assets acquired. Investing activities used cash of $7.0 billion due to the growth of the loan portfolio, investment securities purchases, fixed asset purchases, and cash used to fund acquisitions, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $5.8 billion primarily due to an increase in bank deposits and proceeds from preferred stock issuance, partially offset by repurchases of our common stock, the redemption of our Series A preferred stock, tax payments related to shares withheld for stock-based compensation, and dividends paid on our common and preferred stock.

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

As of December 31, 2021, we had $34.0 billion in assets, $11.7 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$1,963,326	$2,279,274
Receivables from brokers, dealers, and clearing organizations	574,256	549,492
Securities purchased under agreements to resell	579,866	217,930
Financial instruments owned at fair value	1,065,216	682,744
Available-for-sale securities at fair value	2,113,893	2,230,297
Held-to-maturity securities at amortized cost	5,348,558	4,117,384
Investments	34,340	42,429
Total cash and assets readily convertible to cash	$11,679,455	$10,119,550

As of December 31, 2021 and 2020, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$132,158	$—	$155,081	$—
Financial instruments owned at fair value	385,528	385,528	190,955	190,955
Investment portfolio (AFS & HTM)	—	1,849,152	—	1,764,421
	$517,686	$2,234,680	$346,036	$1,955,376

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2021, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 18 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2021, the maximum number of shares that may yet be purchased under this plan was 10.8 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At December 31, 2021, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2021, available cash and highly liquid investments comprised approximately 19% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.0 billion of cash and cash equivalents at December 31, 2021, compared to $2.3 billion at December 31, 2020. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $2.1 billion in available-for-sale investment securities at December 31, 2021, compared to $2.2 billion at December 31, 2020. As of December 31, 2021, the weighted-average life of the investment securities portfolio was approximately 1.4 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of December 31, 2021, we had $23.3 billion in deposits compared to $17.4 billion at December 31, 2020. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at December 31, 2021, totaled $880.0 billion with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $135.0 million during the year ended December 31, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the year ended December 31, 2021, on these advances was 0.30%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2021, there were no Federal Home Loan advances.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026, and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of December 31, 2021.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2021, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $4.2 billion at December 31, 2021, and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2021, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.2 billion with the Federal Reserve’s discount window at December 31, 2021. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $21.3 billion at December 31, 2021. At December 31, 2021, there was $27.9 billion in client money market and FDIC-insured product balances.

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

On November 1, 2021, the Company acquired Vining Sparks. Consideration for this acquisition consisted of cash from operations and shares of company common stock.

The Company’s Board of Directors approved a 100% increase in the quarterly dividend to $0.30 per common share starting in the first quarter of 2022.

During the year ended December 31, 2021, we repurchased $172.7 million, or 2.5 million shares, at an average price of $69.53 per share.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations, and other contractual arrangements. See Notes 13 and 19 of the Notes to the Consolidated Financial Statements for information regarding our certificates of deposit and lease obligations, respectively. We have entered into investment commitments, lending commitments, and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 23 of the Notes to Consolidated Financial Statements for further information.

The following table summarizes the activity related to our company’s note receivable from January 1, 2020 to December 31, 2021 (in thousands):

	2021	2020
Beginning balance – January 1	$596,993	$525,332
Notes issued – organic growth	145,700	179,698
Notes issued – acquisitions (1)	35,000	—
Amortization	(114,690)	(103,983)
Other	(9,048)	(4,054)
Ending balance – December 31	$653,955	$596,993

(1)
Notes issued in conjunction with the acquisition of Vining Sparks in 2021.

We have paid $180.7 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2021. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2022, 2023, 2024, 2025, 2026, and thereafter, is $137.8 million, $114.2 million, $98.3 million, $76.3 million, $67.5 million, and $159.9 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At December 31, 2021, the total number of restricted stock units, Performance-based Restricted Stock Units (“PRSUs”), and restricted stock awards outstanding was 20.2 million, of which 17.5 million were unvested. At December 31, 2021, there was approximately $555.0 million of unrecognized compensation cost for deferred awards, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the years ended December 31, 2022, 2023, 2024, 2025, 2026, and thereafter, is $172.1 million, $138.1 million, $109.7 million, $71.8 million, $30.7 million, and $32.6 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2021, Stifel had net capital of $614.2 million, which was 41.7% of aggregate debit items and $584.8 million in excess of its minimum required net capital. At December 31, 2021, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2021, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2021, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At December 31, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 18 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Allowance for Credit Losses

The measurement of the allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded lending commitments, is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

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

The allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio. In addition, while we have incorporated our estimated impact of COVID-19 on the economy into our allowance for credit losses, the ultimate impact of COVID-19 is still unknown, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.

As described above, the process to determine the allowance for credit losses requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the allowance for credit losses. Our process for determining the allowance for credit losses is further discussed in Note 2 of the Notes to Consolidated Financial Statements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2021, of $8.2 million and anticipate cumulative future cash savings of $92.4 million as of result of the tax amortization of goodwill.

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

If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of October 1, 2021, with no impairment charges resulting from the annual impairment tests.

The goodwill impairment test requires us to make judgments in determining what assumptions to use in the calculation. Assumptions, judgments, and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information, such as public market comparable and multiples of recent mergers and acquisitions of similar businesses. Although we believe the assumptions, judgments, and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments, and estimates could materially affect our reported financial results.

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

Dilution

As of December 31, 2021, there were 20,192,070 outstanding restricted stock units, PRSUs, and restricted stock awards. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Of the outstanding restricted stock units, PRSUs, and restricted stock awards, 2,665,865 shares are currently vested and 17,526,205 are unvested. Assuming vesting requirements are met, the Company anticipates that 4,795,537 shares under these awards will be distributed in 2022, 3,637,324 will vest in 2023, 3,442,637 will vest in 2024, and the balance of 5,650,707 will be distributed thereafter.

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

We have been affected, and expect to continue to be affected, by market stress resulting from the COVID-19 pandemic.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2021, and the daily VaR at December 31, 2021 and 2020 (in thousands):

	December 31, 2021			VaR Calculation at December 31,
	High	Low	Daily Average	2021	2020
Daily VaR	$33,356	$3,351	$12,190	$6,044	$8,435

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

The following table illustrates the estimated change in net interest income at December 31, 2021, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	38.4%
+100	18.8
0	—
-100	(5.4)
-200	(6.1)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2021 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$11,640,613	$436,799	$2,825,234	$2,203,491
Securities	5,691,193	163,103	878,276	762,940
Interest-bearing cash	449,735	—	—	—
	$17,781,541	$599,902	$3,703,510	$2,966,431
Interest-bearing liabilities:
Transaction accounts and savings	$22,645,605	$—	$—	$—
Certificates of deposit	7,986	12,287	6,898	—
Borrowings	—	—	—	—
	$22,653,591	$12,287	$6,898	$—
GAP	(4,872,050)	587,615	3,696,612	2,966,431
Cumulative GAP	$(4,872,050)	$(4,284,435)	$(587,823)	$2,378,608

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and the fair value of the collateral that had been sold or repledged was $385.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

Description of the Matter

The Company’s bank loan portfolio totaled $16.7 billion as of December 31, 2021 and the associated allowance for credit losses (ACL) was $118.5 million, which includes the allowance for loan losses of $99.3 million and the reserve for unfunded commitments of $19.2 million. The bank loan portfolio and associated ACL is comprised of commercial loans (as defined as commercial and industrial, commercial real estate, and construction and land) and consumer loans (as defined as residential real estate, securities-based loans, home equity lines of credit and other). As discussed above and in Notes 2 and 8 to the consolidated financial statements, the ACL is calculated using: quantitative models that rely on a variety of factors such as historical loss experience derived from proxy data, the current credit quality of the portfolio and incorporating forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the asset and qualitative reserves for factors that are not adequately reflected in the quantitative models. Management considers various factors, as well as uncertainty inherent in the quantitative models, when assessing its qualitative reserves, including, but not limited to: model imprecision, imprecision in the macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts.

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

To test the reasonableness of the qualitative adjustments used in the measurement of the ACL, we evaluated management’s assessment of the quantitative results to determine whether qualitative adjustments are necessary. With the assistance of specialists, we assessed management’s methodology and whether relevant risks were reflected in the quantitative models and whether qualitative adjustments to the model output were appropriate. We tested the sufficiency, reliability, and relevance of the information used in developing the qualitative adjustment, including portfolio specific risk assessments, historical proxy loss data, and management’s analyses of economic scenario sensitivity. We also evaluated whether the overall ACL amount, including qualitative adjustments, appropriately reflects expected credit losses within the portfolio by comparing the overall ACL to those established by peer banking institutions with similar loan portfolios. Additionally, we evaluated the reasonableness of the economic scenarios used in calculating the ACL, including agreeing information to third-party sources and assessing the weighting of the economic scenarios. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Stamford, Connecticut

February 18, 2022

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Cash and cash equivalents	$1,963,326	$2,279,274
Cash segregated for regulatory purposes	186,331	172,932
Receivables:
Brokerage clients, net	1,152,877	936,500
Brokers, dealers, and clearing organizations	574,256	549,492
Securities purchased under agreements to resell	579,866	217,930
Financial instruments owned, at fair value	1,157,004	694,028
Available-for-sale securities, at fair value	2,113,893	2,230,297
Held-to-maturity securities, at amortized cost	5,348,558	4,117,384
Loans:
Held for investment, net	16,627,847	11,006,760
Held for sale, at lower of cost or market	207,715	551,248
Investments, at fair value	117,804	113,862
Fixed assets, net	168,206	167,915
Operating lease right-of-use assets, net	750,734	793,181
Goodwill	1,306,892	1,181,998
Intangible assets, net	148,157	140,984
Loans and advances to financial advisors and other employees, net	653,955	596,993
Deferred tax assets, net	111,283	136,477
Other assets	881,011	716,999
Total assets	$34,049,715	$26,604,254
Liabilities
Payables:
Brokerage clients	$971,924	$1,063,937
Brokers, dealers, and clearing organizations	257,729	177,937
Drafts	122,617	117,737
Securities sold under agreements to repurchase	385,528	190,955
Bank deposits	23,280,348	17,396,497
Financial instruments sold, but not yet purchased, at fair value	756,150	437,978
Accrued compensation	932,804	638,298
Accounts payable and accrued expenses	1,134,178	1,169,740
Senior notes, net	1,113,478	1,112,409
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	29,014,756	22,365,488
Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; issued 27,400 and 21,400 shares, respectively	685,000	535,000
Common stock − $0.15 par value; authorized 194,000,000 shares; issued 111,661,763 and 111,661,621 shares, respectively	16,749	16,749
Additional paid-in-capital	1,922,382	1,888,982
Retained earnings	2,757,208	2,078,135
Accumulated other comprehensive income	4,718	27,639
Treasury stock, at cost, 7,162,850 and 8,512,584 shares, respectively	(351,098)	(307,739)
Total equity	5,034,959	4,238,766
Total liabilities and equity	$34,049,715	$26,604,254

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenues:
Commissions	$809,500	$760,627	$667,494
Principal transactions	581,164	588,303	404,751
Investment banking	1,565,381	952,308	817,421
Asset management	1,206,516	917,424	848,035
Interest	548,400	523,832	724,882
Other income	72,125	75,345	52,378
Total revenues	4,783,086	3,817,839	3,514,961
Interest expense	45,998	65,778	177,931
Net revenues	4,737,088	3,752,061	3,337,030
Non-interest expenses:
Compensation and benefits	2,820,301	2,279,335	1,978,116
Occupancy and equipment rental	290,243	274,664	242,893
Communications and office supplies	165,490	164,736	147,428
Commissions and floor brokerage	59,681	55,960	44,011
Provision for credit losses	(11,502)	33,925	9,977
Other operating expenses	345,794	292,281	315,467
Total non-interest expenses	3,670,007	3,100,901	2,737,892
Income before income tax expense	1,067,081	651,160	599,138
Provision for income taxes	242,223	147,688	149,152
Net income	824,858	503,472	449,986
Net income applicable to non-controlling interests	—	—	1,590
Net income applicable to Stifel Financial Corp.	824,858	503,472	448,396
Preferred dividends	35,587	27,261	17,319
Net income available to common shareholders	$789,271	$476,211	$431,077

Earnings per common share:
Basic	$7.34	$4.49	$3.99
Diluted	$6.66	$4.16	$3.66

Cash dividends declared per common share	$0.60	$0.45	$0.40

Weighted-average number of common shares outstanding:
Basic	107,536	106,174	107,997
Diluted	118,530	114,573	117,878

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$824,858	$503,472	$449,986
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2)	(19,385)	33,133	60,288
Changes in unrealized losses on cash flow hedging instruments, net of tax	—	(651)	(4,402)
Foreign currency translation adjustment, net of tax	(3,536)	6,862	4,932
Total other comprehensive income/(loss), net of tax	(22,921)	39,344	60,818
Comprehensive income	801,937	542,816	510,804
Net income applicable to non-controlling interest	—	—	1,590
Comprehensive income applicable to Stifel Financial Corp.	$801,937	$542,816	$509,214

(1)
Net of a tax benefit of $6.7 million, tax expense of $11.5 million, and tax expense of $20.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)
As part of the adoption of ASU 2019-04, in the third quarter of 2019, the Company made a one-time election to transfer a portion of its held-to-maturity securities to available-for-sale. The transfer resulted in a net of tax increase to comprehensive income of $17.9 million.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$535,000	$310,000	$150,000
Issuance of preferred stock	300,000	225,000	160,000
Redemption of preferred stock	(150,000)	—	—
Balance, end of year	685,000	535,000	310,000
Common stock, par value $0.15 per share:
Balance, beginning of year	16,749	16,749	16,749
Issuance of common stock	—	—	—
Balance, end of year	16,749	16,749	16,749
Additional paid-in-capital:
Balance, beginning of year	1,888,982	1,903,703	1,887,721
Unit amortization, net of forfeitures	127,458	118,229	112,864
Distributions under employee plans	(120,158)	(126,514)	(91,898)
Issuance of preferred stock	(9,112)	(7,005)	(5,012)
Common stock issued for acquisitions	35,186	—	—
Dividends declared to equity-award holders	—	350	—
Other	26	219	28
Balance, end of year	1,922,382	1,888,982	1,903,703
Retained earnings:
Balance, beginning of year	2,078,135	1,715,704	1,366,503
Net income	824,858	503,472	449,986
Dividends declared:
Common	(74,437)	(56,967)	(50,743)
Preferred	(35,587)	(27,261)	(17,319)
Distributions under employee plans	(35,233)	(49,427)	(19,819)
Cumulative adjustments for accounting changes (1)	—	(7,772)	(11,117)
Other	(528)	386	(1,787)
Balance, end of year	2,757,208	2,078,135	1,715,704
Accumulated other comprehensive income/(loss):
Balance, beginning of year	27,639	(11,705)	(72,523)
Unrealized gains/(losses) on securities, net of tax	(19,385)	33,133	60,288
Unrealized losses on cash flow hedging activities, net of tax	—	(651)	(4,402)
Foreign currency translation adjustment, net of tax	(3,536)	6,862	4,932
Balance, end of year	4,718	27,639	(11,705)
Treasury stock, at cost:
Balance, beginning of year	(307,739)	(319,660)	(180,857)
Distributions under employee plans	74,568	70,182	76,627
Common stock issued for acquisitions	54,814	—	—
Common stock repurchased	(172,741)	(58,261)	(215,430)
Balance, end of year	(351,098)	(307,739)	(319,660)
Total Stifel Financial Corp. Shareholders’ Equity	5,034,959	4,238,766	3,614,791
Non-controlling interests:
Balance, beginning of year	—	54,999	30,000
Net income applicable to non-controlling interests	—	—	1,590
Capital contributions from non-controlling interest holders	—	—	26,800
Distributions to non-controlling interest holders	—	—	(3,391)
Deconsolidation of non-controlling interest	—	(54,999)	—
Balance, end of year	—	—	54,999
Total Shareholders’ Equity	$5,034,959	$4,238,766	$3,669,790
(1) Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$824,858	$503,472	$449,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,574	40,863	38,369
Amortization of loans and advances to financial advisors and other employees	114,690	103,983	95,053
Amortization of premium on investment portfolio	17,042	20,739	34,229
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	(11,502)	33,925	11,007
Amortization of intangible assets	18,188	19,620	16,015
Deferred income taxes	32,104	(39,071)	(6,863)
Stock-based compensation	119,384	108,217	102,190
Unrealized losses/(gains) on investments	2,999	18,908	(7,922)
Other, net	26,222	(10,326)	(38,554)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	(214,033)	415,286	(17,487)
Brokers, dealers, and clearing organizations	(8,496)	78,298	(8,655)
Securities purchased under agreements to resell	(266,801)	167,078	314,892
Financial instruments owned, including those pledged	(271,475)	278,904	335,548
Loans originated as held for sale	(1,997,561)	(3,019,290)	(1,848,568)
Proceeds from mortgages held for sale	2,313,934	2,894,742	1,782,455
Loans and advances to financial advisors and other employees	(172,553)	(179,995)	(210,646)
Other assets	(96,700)	(117,471)	(36,290)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(92,015)	323,493	(210,712)
Brokers, dealers, and clearing organizations	6,535	(71,144)	63,822
Drafts	4,880	(2,021)	14,871
Financial instruments sold, but not yet purchased	229,708	(224,874)	(284,510)
Other liabilities and accrued expenses	247,112	318,480	38,631
Net cash provided by operating activities	$872,094	$1,661,816	$626,861

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$562,352	$896,746	$1,224,619
Calls and principal paydowns of held-to-maturity securities	1,751,313	159,964	482,079
Sale of fixed assets	148,375	—	—
Sale or maturity of investments	19,606	2,139	14,699
Sale of other real estate owned	—	—	8,950
Disposition of business	—	37,000	—
Increase in loans held for investment, net	(5,609,314)	(1,441,303)	(1,208,817)
Payments for:
Purchase of available-for-sale securities	(813,657)	(864,200)	(239,965)
Purchase of held-to-maturity securities	(2,668,221)	(384,700)	(243,335)
Purchase of investments	(23,309)	(21,317)	(37,563)
Purchase of fixed assets	(188,176)	(73,364)	(157,897)
Acquisitions, net of cash acquired	(144,471)	(280)	(193,097)
Net cash used in investing activities	(6,965,502)	(1,689,315)	(350,327)
Cash Flows from Financing Activities:
Proceeds from preferred stock issuance, net	290,888	217,995	154,988
Increase/(decrease) in securities sold under agreements to repurchase	135,588	(200,679)	(168,069)
Increase/(decrease) in bank deposits, net	5,883,851	2,063,916	(531,032)
Increase/(decrease) in securities loaned	4,095	(463,210)	114,135
Repayments of borrowings, net	—	—	(62,810)
Repayments of Federal Home Loan Bank advances, net	—	(250,000)	(290,000)
Proceeds from issuance of senior notes, net	—	394,030	—
Repayments of senior notes	—	(300,000)	—
Tax payments related to shares withheld for stock-based compensation plans	(78,565)	(75,838)	(33,268)
Redemption of preferred stock	(150,000)	—	—
Repurchase of common stock	(172,741)	(58,261)	(215,430)
Cash dividends on preferred stock	(35,587)	(27,261)	(17,319)
Cash dividends paid to common stock and equity-award holders	(66,336)	(46,497)	(41,948)
Cash paid to employees upon settlement of equity awards	—	(27,101)	—
Payment of contingent consideration	(16,798)	(28,221)	(9,526)
Proceeds from non-controlling interests	—	—	26,800
Other	—	—	(3,391)
Net cash provided by/(used in) financing activities	5,794,395	1,198,873	(1,076,870)
Effect of exchange rate changes on cash	(3,536)	6,862	4,932
(Decrease)/increase in cash, cash equivalents, and cash segregated for regulatory purposes	(302,549)	1,178,236	(795,404)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	2,452,206	1,273,970	2,069,374
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$2,149,657	$2,452,206	$1,273,970

Cash and cash equivalents	$1,963,326	$2,279,274	$1,142,596
Cash segregated for regulatory purposes	186,331	172,932	131,374
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,149,657	$2,452,206	$1,273,970

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$288,950	$160,007	$161,926
Cash paid for interest	$62,510	$84,821	$183,012
Noncash investing and financing activities:
Unit grants, net of forfeitures	$156,535	$125,033	$139,408
Issuance of common stock for acquisitions	$90,000	$—	$—

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2021.

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

Unrealized gains and losses on our available-for-sale securities are reported, net of taxes, in accumulated other comprehensive income included in shareholders’ equity. Amortization of premiums and accretion of discounts are recorded as interest income in the consolidated statements of operations using the interest method. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other income in the consolidated statements of operations in the period they are sold. For securities transferred from available-for-sale to held-to-maturity, carrying value also includes unrealized gains and losses recognized in accumulated other comprehensive income at the date of transfer. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

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

Allowance for Credit Losses

The measurement of the allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded lending commitments, is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

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

Once a loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”) and any accrued and unpaid interest income is reversed. Loans placed on nonaccrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance for loan losses when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. The Company performed impairment testing on October 1, 2021, with no impairment charges resulting from the annual impairment tests.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees, management primarily considers our historical collection experience as well as other factors, including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. The aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $19.6 million and $18.7 million at December 31, 2021 and 2020, respectively.

Derivative Instruments

In order to mitigate the interest rate exposure associated with its customer transactions, the Company also enters into offsetting derivative transactions with derivative dealers. We recognize all of our derivative instruments at fair value as either assets or liabilities in the consolidated statements of financial condition, with changes in fair value recorded through earnings in principal transactions, net. These instruments are recorded in other assets or accounts payable and accrued expenses in the consolidated statements of financial condition and in the operating section of the consolidated statements of cash flows as increases or decreases of other assets and accounts payable and accrued expenses. Derivatives consist of interest rate swaps and options. Interest rate swaps are contractual agreements that convert the interest rate bases (i.e., fixed or floating) on an underlying financial asset or liability. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Our company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must also designate the hedging instrument or transaction, based upon the exposure being hedged.

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

Advisory revenues from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

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

Asset management. We earn management and performance fees in connection with investment advisory services provided to institutional and individual clients. Investment advisory fees are charged based on the value of assets in fee-based accounts and are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets. Fees are charged either in advance based on fixed rates applied to the value of the customers’ account at the beginning of the period or periodically based on contracted rates and account performance. Contracts can be terminated at any time with no incremental payments due to our company upon termination. If the contract is terminated by the customer fees are prorated for the period and fees charged for the post termination period are refundable to the customer.

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

Operating Leases

Our company enters into operating leases for real estate, office equipment, and other assets, substantially all of which are used in connection with its operations. We recognize, for leases longer than one year, a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. The lease term is generally determined based on the contractual maturity of the lease. For leases where our company has the option to terminate or extend the lease, an assessment of the likelihood of exercising the option is incorporated into the determination of the lease term. Such assessment is initially performed at the inception of the lease and is updated if events occur that impact the original assessment.

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives, and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. At December 31, 2021, the right-of-use assets are included in operating lease right-of-use assets, net with the corresponding lease liabilities included in accounts payable and accrued expenses in the consolidated statements of financial condition. See Note 19 for information about operating leases.

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

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. Revenues and expenses are translated at an average rate for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income, a separate component of Stifel Financial Corp. shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations.

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The accounting standard related to contracts or hedging relationships that reference LIBOR or other reference rates that are expected to be discontinued due to reference rate reform. The accounting standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships, and other transactions affected by reference rate reform. We elected to retrospectively adopt the new standard as of January 1, 2020, which resulted in no immediate impact. While reference rate reform did not have a material accounting impact on our consolidated financial statements, the new standard eased the administrative burden in accounting for the future effects of reference rate reform.

Callable debt securities

In March 2017, the FASB issued ASU 2017-08, “Receivables  Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and non-contingent call feature that is callable at a fixed price on a preset date. The accounting update is effective for fiscal years beginning after December 15, 2018 (January 1, 2019, for our company) under a modified retrospective approach. The change was applied prospectively from January 1, 2019, and there is no impact to our previously presented results. The adoption of the accounting update resulted in a reduction of beginning retained earnings of $4.4 million after-tax as a cumulative effect of adoption of an accounting change.

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

This change was applied prospectively from January 1, 2019, and there is no impact on our previously presented results. Upon adoption, in accordance with the new lease standard, we elected to not reassess the lease classification or initial direct costs of existing leases, and to not reassess whether existing contracts contain a lease. In addition, we have elected to account for each contract’s lease and non-lease components as a single lease component. The adoption of the new lease standard resulted in a reduction of beginning retained earnings of $6.7 million after-tax as a cumulative effect of adoption of an accounting change. Upon adoption, the company recorded a gross up of approximately $670 million on its consolidated statements of financial condition to recognize the right-of-use assets, included in operating lease right-of-use assets, net and lease liabilities, included in accounts payable and accrued expenses.

NOTE 3 – Acquisitions

Vining Sparks

On November 1, 2021, the Company acquired Vining Sparks and its affiliates (“Vining Sparks”). Established in 1981 and headquartered in Memphis, Tennessee, Vining Sparks provides institutional fixed income brokerage, balance sheet management, and underwriting services to institutional clients, with a core focus on depository institutions, but also serving municipalities, money managers, insurance companies, trust departments, and pension funds. Consideration for this acquisition consisted of cash from operations and shares of company common stock. We issued approximately 1.2 million shares as part of the consideration for the Vining Sparks acquisition.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $124.6 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships and trade name with an acquisition-date fair value of $25.4 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Vining Sparks business. Goodwill is expected to be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Vining Sparks have been included in our results prospectively from the date of acquisition.

B&F Capital Markets, Inc.

On September 3, 2019, the Company completed the acquisition of B&F Capital Markets, Inc. (“B&F”), a privately held firm focused on providing regional and community banks throughout the United States with interest rate derivative programs through a combination of experienced professionals and proprietary software. The acquisition was funded with cash from operations.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of B&F over a five-year period. The liability for earn-out payments was $10.5 million and $16.0 million at December 31, 2021 and 2020, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Mooreland Partners

On July 1, 2019, the Company completed the acquisition of Mooreland Partners (“Mooreland”), an independent M&A and private capital advisory firm serving the global technology industry. The acquisition was funded with cash from operations.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of Mooreland over a three-year period. The liability for earn-out payments was $18.5 million and $13.0 million at December 31, 2021 and 2020, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition. During the year ended December 31, 2021, we recorded approximately $13.5 million of additional earn-out expense as Mooreland has performed better than our original projections. The additional earn-out expense is recorded in other operating expenses in the consolidated statements of operations.

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2021 and 2020, included (in thousands):

	December 31,
	2021	2020
Receivables from clearing organizations	$278,482	$229,070
Deposits paid for securities borrowed	260,586	313,131
Securities failed to deliver	35,188	7,291
	$574,256	$549,492

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2021 and 2020, included (in thousands):

	December 31,
	2021	2020
Deposits received from securities loaned	$149,219	$145,124
Securities failed to receive	64,170	7,273
Payable to clearing organizations	44,340	25,540
	$257,729	$177,937

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, fixed income and equity securities infrequently traded, state and municipal securities, and asset-backed securities.

We have identified Level 3 financial instruments to include certain asset-backed securities and loans, included in other in the table below, and equity securities with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The Company’s investments in funds measured at NAV include partnership interests, mutual funds, money market funds, and private equity funds. Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments, and distressed investments. The private equity funds are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2021		December 31, 2020
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$13,372	$12,721	$3,744	$2,520
Mutual funds	7,310	—	7,152	—
Money market funds	3,004	—	34,192	—
Private equity funds	2,376	1,203	1,489	1,203
Total	$26,062	$13,924	$46,577	$3,723

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, fixed income securities, and sovereign debt securities.

Derivatives

Derivatives are valued using quoted market prices for identical instruments when available or observable inputs from forward and futures yield curves. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. We manage credit risk for our derivative positions on counterparty-by-counterparty basis and calculate credit valuation adjustments, included in the fair value of these instruments, on the basis of our relationships at the counterparty portfolio/master netting agreement level. These credit valuation adjustments are determined by applying a credit spread for the counterparty to the total expected exposure of the derivative after considering collateral and other master netting arrangements. We have classified our interest rate swaps as Level 2.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, are presented below (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$10,774	$10,774	$—	$—
U.S. government agency securities	143,793	—	143,793	—
Agency mortgage-backed securities	335,050	—	335,050	—
Asset-backed securities	132,087	—	67,381	64,706
Corporate securities:
Fixed income securities	255,999	183	255,816	—
Equity securities	75,056	73,493	1,338	225
State and municipal securities	162,335	—	162,335	—
Other (1)	41,910	—	15,053	26,857
Total financial instruments owned	1,157,004	84,450	980,766	91,788
Available-for-sale securities:
U.S. government agency securities	1,808	—	1,808	—
State and municipal securities	2,399	—	2,399	—
Mortgage-backed securities:
Agency	952,186	—	952,186	—
Commercial	73,985	—	73,985	—
Non-agency	568	—	568	—
Corporate fixed income securities	791,893	—	791,893	—
Asset-backed securities	291,054	—	291,054	—
Total available-for-sale securities	2,113,893	—	2,113,893	—
Investments:
Corporate equity securities	21,308	13,893	1,661	5,754
Auction rate securities	13,032	—	—	13,032
Other	60,406	10,217	14,352	35,837
Investments in funds and partnerships measured at NAV	23,058
Total investments	117,804	24,110	16,013	54,623
Cash equivalents measured at NAV	3,004
Derivative contracts (2)	52,129	—	52,129	—
	$3,443,834	$108,560	$3,162,801	$146,411
(1)
Includes loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$377,023	$377,023	$—	$—
U.S. government agency securities	37,395	—	37,395	—
Agency mortgage-backed securities	156,628	—	156,628	—
Corporate securities:
Fixed income securities	153,852	—	153,852	—
Equity securities	28,482	28,482	—	—
Sovereign debt	2,770	—	2,770	—
Total financial instruments sold, but not yet purchased	756,150	405,505	350,645	—
Derivative contracts (3)	52,147	—	52,147	—
	$808,297	$405,505	$402,792	$—
(3)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, are presented below (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$46,900	$46,900	$—	$—
U.S. government agency securities	56,450	—	56,450	—
Agency mortgage-backed securities	216,434	—	216,434	—
Asset-backed securities	3,394	—	3,385	9
Corporate securities:
Fixed income securities	194,575	4,474	190,101	—
Equity securities	67,593	62,979	4,614	—
State and municipal securities	96,150	—	96,150	—
Other (1)	12,532	—	1,257	11,275
Total financial instruments owned	694,028	114,353	568,391	11,284
Available-for-sale securities:
U.S. government agency securities	4,361	—	4,361	—
State and municipal securities	2,453	—	2,453	—
Mortgage-backed securities:
Agency	793,410	—	793,410	—
Commercial	95,613	—	95,613	—
Non-agency	4,569	—	4,569	—
Corporate fixed income securities	631,758	—	631,758	—
Asset-backed securities	698,133	—	698,133	—
Total available-for-sale securities	2,230,297	—	2,230,297	—
Investments:
Corporate equity securities	29,496	29,496	—	—
Auction rate securities	12,933	—	—	12,933
Other	59,048	10,342	6,593	42,113
Investments in funds and partnerships measured at NAV	12,385
Total investments	113,862	39,838	6,593	55,046
Cash equivalents measured at NAV	34,192
	$3,072,379	$154,191	$2,805,281	$66,330
(1)
Includes loans, sovereign debt, and non-agency mortgage-backed securities.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$91,974	$91,974	$—	$—
Agency mortgage-backed securities	141,227	—	141,227	—
Corporate securities:
Fixed income securities	162,626	4,094	158,532	—
Equity securities	30,848	30,848	—	—
Other (2)	11,303	—	11,303	—
Total financial instruments sold, but not yet purchased	$437,978	$126,916	$311,062	$—

(2)
Includes sovereign debt and state and municipal securities.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2020	$9	$—	$11,275	$—	$12,933	$42,113
Unrealized gains/(losses)	(3,002)	—	(68)	(1,000)	124	654
Realized gains	9,485	—	—	—	—	—
Purchases	68,104	—	23,600	3,000	—	—
Sales	—	—	(7,725)	(2,000)	—	—
Redemptions	(16,750)	—	—	—	(25)	—
Transfers into Level 3	6,930	225	—	5,754	—	—
Transfers out of Level 3	(70)	—	(225)	—	—	(6,930)
Net change	64,697	225	15,582	5,754	99	(6,276)
Balance at December 31, 2021	$64,706	$225	$26,857	$5,754	$13,032	$35,837

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Financial instruments owned	Investments
	Other (1)	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2019	$9,326	$1,060	$14,427	$853
Unrealized losses	(3,126)	—	(1,494)	(296)
Realized losses	(71)	—	—	—
Purchases	25,852	—	—	—
Sales	(20,000)	—	—	(20)
Redemptions	(697)	—	—	—
Transfers into Level 3	—	—	—	41,576
Transfers out of Level 3	—	(1,060)	—	—
Net change	1,958	(1,060)	(1,494)	41,260
Balance at December 31, 2020	$11,284	$—	$12,933	$42,113
(1)
Includes asset-backed securities and loans.

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the years ended December 31, 2021 and 2020, relating to Level 3 assets still held at December 31, 2021, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2021 and 2020, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,963,326	$1,963,326	$2,279,274	$2,279,274
Cash segregated for regulatory purposes	186,331	186,331	172,932	172,932
Securities purchased under agreements to resell	579,866	579,866	217,930	217,930
Financial instruments owned	1,157,004	1,157,004	694,028	694,028
Available-for-sale securities	2,113,893	2,113,893	2,230,297	2,230,297
Held-to-maturity securities	5,348,558	5,343,481	4,117,384	4,107,960
Bank loans	16,627,847	16,704,912	11,006,760	11,088,058
Loans held for sale	207,715	207,715	551,248	551,248
Investments	117,804	117,804	113,862	113,862
Derivative contracts (1)	52,129	52,129	—	—
Financial liabilities:
Securities sold under agreements to repurchase	$385,528	$385,528	$190,955	$190,955
Bank deposits	23,280,348	22,998,842	17,396,497	17,192,722
Financial instruments sold, but not yet purchased	756,150	756,150	437,978	437,978
Senior notes	1,113,478	1,218,344	1,112,409	1,265,669
Debentures to Stifel Financial Capital Trusts	60,000	46,340	60,000	41,071
Derivative contracts (2)	52,147	52,147	—	—
(1)
Included in other assets in the consolidated statements of financial condition.
(2)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,960,322	$1,960,322	$—	$—
Cash segregated for regulatory purposes	186,331	186,331	—	—
Securities purchased under agreements to resell	579,866	371,797	208,069	—
Held-to-maturity securities	5,343,481	—	5,205,085	138,396
Bank loans	16,704,912	—	16,704,912	—
Loans held for sale	207,715	—	207,715	—
Financial liabilities:
Securities sold under agreements to repurchase	$385,528	$10,000	$375,528	$—
Bank deposits	22,998,842	—	22,998,842	—
Senior notes	1,218,344	1,218,344	—	—
Debentures to Stifel Financial Capital Trusts	46,340	—	—	46,340

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,245,082	$2,245,082	$—	$—
Cash segregated for regulatory purposes	172,932	172,932	—	—
Securities purchased under agreements to resell	217,930	164,094	53,836	—
Held-to-maturity securities	4,107,960	—	3,943,944	164,016
Bank loans	11,088,058	—	11,088,058	—
Loans held for sale	551,248	—	551,248	—
Financial liabilities:
Securities sold under agreements to repurchase	$190,955	$—	$190,955	$—
Bank deposits	17,192,722	—	17,192,722	—
Senior notes	1,265,669	1,265,669	—	—
Debentures to Stifel Financial Capital Trusts	41,071	—	—	41,071

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2021 and 2020.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2021 and 2020 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2021 and 2020 approximate fair value due to the short-term nature.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2021 and 2020, are as follows (in thousands):

	December 31,
	2021	2020
Financial instruments owned:
U.S. government securities	$10,774	$46,900
U.S. government agency securities	143,793	56,450
Agency mortgage-backed securities	335,050	216,434
Asset-backed securities	132,087	3,394
Corporate securities:
Fixed income securities	255,999	194,575
Equity securities	75,056	67,593
State and municipal securities	162,335	96,150
Other (1)	41,910	12,532
	$1,157,004	$694,028
Financial instruments sold, but not yet purchased:
U.S. government securities	$377,023	$91,974
U.S. government agency securities	37,395	—
Agency mortgage-backed securities	156,628	141,227
Corporate securities:
Fixed income securities	153,852	162,626
Equity securities	28,482	30,848
Other (2)	2,770	11,303
	$756,150	$437,978
(1)
Includes loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Includes sovereign debt and state and municipal securities.

At December 31, 2021 and 2020, financial instruments owned in the amount of $394.0 million and $194.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$1,800	$8	$—	$1,808
State and municipal securities	2,372	27	—	2,399
Mortgage-backed securities:
Agency	954,021	7,181	(9,016)	952,186
Commercial	72,765	1,220	—	73,985
Non-agency	564	4	—	568
Corporate fixed income securities	783,289	14,385	(5,781)	791,893
Asset-backed securities	289,702	3,581	(2,229)	291,054
	$2,104,513	$26,406	$(17,026)	$2,113,893
Held-to-maturity securities (2)
Asset-backed securities	$5,348,558	$7,659	$(12,736)	$5,343,481

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$4,293	$68	$—	$4,361
State and municipal securities	2,395	58	—	2,453
Mortgage-backed securities:
Agency	777,025	16,401	(16)	793,410
Commercial	91,237	4,376	—	95,613
Non-agency	4,550	28	(9)	4,569
Corporate fixed income securities	604,662	27,096	—	631,758
Asset-backed securities	700,177	3,522	(5,566)	698,133
	$2,184,339	$51,549	$(5,591)	$2,230,297
Held-to-maturity securities (2)
Asset-backed securities	4,117,384	8,111	(17,535)	4,107,960

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 2 – Summary of Significant Accounting Policies. At December 31, 2021, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at December 31, 2021 and 2020, was $29.1 million and $26.0 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the year ended December 31, 2021. For the year ended December 31, 2020, we received proceeds of $491.9 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.5 million. For the year ended December 31, 2019, we received proceeds of $641.8 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.3 million.

During the year ended December 31, 2021, the Company transferred $312.9 million of certain asset-backed securities from the available-for-sale category to held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of these transfers.

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

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$36,671	$36,899	$143,462	$144,362
After one year through three years	217,606	222,942	134,040	137,625
After three years through five years	192,271	196,380	247,907	266,139
After five years through ten years	455,429	455,848	429,921	435,111
After ten years	1,202,536	1,201,824	1,229,009	1,247,060
	$2,104,513	$2,113,893	$2,184,339	$2,230,297
Held-to-maturity securities
After three years through five years	2,825	2,825	17,460	17,460
After five years through ten years	2,282,162	2,278,597	1,932,439	1,926,425
After ten years	3,063,571	3,062,059	2,167,485	2,164,075
	$5,348,558	$5,343,481	$4,117,384	$4,107,960

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2021, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$1,808	$—	$—	$—	$1,808
State and municipal securities	—	—	2,399	—	2,399
Mortgage-backed securities:
Agency	58	102	57,163	894,863	952,186
Commercial	—	—	—	73,985	73,985
Non-agency	—	—	568	—	568
Corporate fixed income securities	35,033	419,220	337,640	—	791,893
Asset-backed securities	—	—	58,078	232,976	291,054
	$36,899	$419,322	$455,848	$1,201,824	$2,113,893
Held-to-maturity securities
Asset-backed securities	$—	$2,825	$2,282,162	$3,063,571	$5,348,558

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2021 and 2020, securities of $639.6 million and $368.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2021 and 2020, securities of $1.2 billion and $1.4 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Agency mortgage-backed securities	$(5,833)	$499,332	$(3,183)	$104,035	$(9,016)	$603,367
Corporate fixed income securities	(5,781)	305,324	—	—	(5,781)	305,324
Asset-backed securities	(1,933)	117,388	(296)	35,800	(2,229)	153,188
	$(13,547)	$922,044	$(3,479)	$139,835	$(17,026)	$1,061,879

At December 31, 2021, the amortized cost of 89 securities classified as available for sale exceeded their fair value by $17.0 million, of which $3.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2021, was $1.1 billion, which was 50.2% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at December 31, 2021 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$976,695	$4,364,523	$5,000	$2,340	$5,348,558

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2021 and 2020 (in thousands, except percentages):

	December 31, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
Commercial and industrial	$7,345,753	43.9%	$4,296,089	38.5%
Residential real estate	5,482,026	32.7	3,956,670	35.4
Securities-based loans	2,880,158	17.2	1,933,974	17.3
Construction and land	511,084	3.1	501,681	4.5
Commercial real estate	409,847	2.4	366,485	3.3
Home equity lines of credit	82,508	0.5	75,507	0.7
Other	32,111	0.2	40,407	0.3
Gross bank loans	16,743,487	100.0%	11,170,813	100.0%
Unamortized loan discount, net	(150)		(1,822)
Loans in process	(10,134)		(48,222)
Unamortized loan fees, net	(6,012)		(1,980)
Allowance for loan losses	(99,344)		(112,029)
Loans held for investment, net	$16,627,847		$11,006,760

At December 31, 2021 and 2020, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $27.2 million and $23.6 million, respectively.

At December 31, 2021 and 2020, we had loans held for sale of $207.7 million and $551.2 million, respectively. For the years ended December 31, 2021, 2020, and 2019, we recognized gains, included in other income in the consolidated statements of operations, of $29.8 million, $41.2 million, and $13.1 million, respectively, from the sale of originated loans, net of fees and costs.

During the year ended December 31, 2021, we sold $208.0 million in unpaid principal balance of loans. Based upon the terms of the sale, we recognized a $2.5 million gain, which is reflected in other income on the consolidated statements of operations.

At December 31, 2021 and 2020, loans, primarily consisting of residential and commercial real estate loans of $4.9 billion and $3.8 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at December 31, 2021 and 2020, was $27.4 million and $20.8 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020 (in thousands).

	Year Ended December 31, 2021
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$67,222	$(8,462)	$(5,232)	$1	$53,529
Residential real estate	16,300	12,260	—	—	28,560
Construction and land	17,275	(8,739)	—	—	8,536
Securities-based loans	2,015	1,991	—	—	4,006
Commercial real estate	8,580	(4,646)	—	—	3,934
Home equity lines of credit	374	137	—	—	511
Other	263	5	—	—	268
	$112,029	$(7,454)	$(5,232)	$1	$99,344

	Year Ended December 31, 2020
	Beginning Balance	CECL Adoption	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$69,949	$(19,940)	$17,341	$(153)	$25	$67,222
Construction and land	4,613	2,674	9,988	—	—	17,275
Residential real estate	14,253	3,499	(1,452)	—	—	16,300
Commercial real estate	3,564	791	4,225	—	—	8,580
Securities-based loans	2,361	1,346	(1,692)	—	—	2,015
Home equity lines of credit	442	39	(195)	—	88	374
Other	397	(145)	49	(40)	2	263
	$95,579	$(11,736)	$28,264	$(193)	$115	$112,029

On January 1, 2020, we adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in our company’s relevant financial assets. Upon adoption of the new accounting standard, we recorded a $10.4 million increase in the allowance for credit losses on January 1, 2020, which was comprised of a net increase to the allowance for loan losses and an adjustment to the reserve for unfunded lending commitments. During the year ended December 31, 2020, we recorded $28.3 million of net credit loss reserves reflecting the impact of change in our company’s outlook on estimated lifetime expected credit losses under the CECL standard due to the COVID-19 pandemic. During the year ended December, 31, 2021, we released $11.5 million of net credit loss reserves, including $7.5 million of the allowance for credit losses and $4.0 million of the reserve for unfunded lending commitments, reflecting the improvement in our economic projections. For more information on our company’s credit loss accounting policies, including the allowance for credit losses, see Note 2 – Summary of Significant Accounting Policies. For more information on the reserve for unfunded lending commitments, see Note 23 – Off-Balance Sheet Credit Risk.

At December 31, 2021, we had $17.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2021, was $6.2 million. At December 31, 2020, we had $13.8 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2020, was $8.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2021 and 2020, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at December 31, 2021 and 2020, by portfolio segment (in thousands):

	December 31, 2021
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$9,290	$6,571	$15,861	$7,329,892	7,345,753
Residential real estate	6,194	1,332	7,526	5,474,500	5,482,026
Securities-based loans	—	—	—	2,880,158	2,880,158
Construction and land	—	—	—	511,084	511,084
Commercial real estate	—	1	1	409,846	409,847
Home equity lines of credit	—	—	—	82,508	82,508
Other	44	—	44	32,067	32,111
Total	$15,528	$7,904	$23,432	$16,720,055	$16,743,487

	December 31, 2021 *
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$15,861	$—	$—	$15,861
Residential real estate	1,332	154	—	1,486
Commercial real estate	—	—	1	1
Total	$17,193	$154	$1	$17,348

* There were no loans past due 90 days and still accruing interest at December 31, 2021.

	December 31, 2020
	30 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$14	$12,237	$12,251	$4,283,838	4,296,089
Residential real estate	4,554	1,249	5,803	3,950,867	3,956,670
Securities-based loans	—	—	—	1,933,974	1,933,974
Construction and land	—	—	—	501,681	501,681
Commercial real estate	—	144	144	366,341	366,485
Home equity lines of credit	12	—	12	75,495	75,507
Other	31	—	31	40,376	40,407
Total	$4,611	$13,630	$18,241	$11,152,572	$11,170,813

	December 31, 2020 *
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$12,251	$—	$—	$12,251
Residential real estate	—	158	1,249	1,407
Commercial real estate	144	—	—	144
Total	$12,395	$158	$1,249	$13,802

* There were no loans past due 90 days and still accruing interest at December 31, 2020.

Credit quality indicators

As of December 31, 2021, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (nonaccrual status), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2021 and 2020, 98.5% and 98.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Other. Other loans includes consumer and credit card lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$7,193,435	$38,000	$107,747	$6,571	$7,345,753
Residential real estate	5,480,693	—	84	1,249	5,482,026
Securities-based loans	2,880,158	—	—	—	2,880,158
Construction and land	476,844	14,240	20,000	—	511,084
Commercial real estate	407,298	2,548	—	1	409,847
Home equity lines of credit	82,479	29	—	—	82,508
Other	32,111	—	—	—	32,111
Total	$16,553,018	$54,817	$127,831	$7,821	$16,743,487

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,995,351	$105,759	$182,728	$12,251	$4,296,089
Residential real estate	3,955,421	—	—	1,249	3,956,670
Securities-based loans	1,933,974	—	—	—	1,933,974
Construction and land	467,441	14,240	20,000	—	501,681
Commercial real estate	356,008	10,333	—	144	366,485
Home equity lines of credit	75,507	—	—	—	75,507
Other	40,407	—	—	—	40,407
Total	$10,824,109	$130,332	$202,728	$13,644	$11,170,813

	Term Loans Amortized Cost Basis by Origination Year – December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$1,811,189	$370,279	$319,732	$450,087	$239,314	$287,333	$3,715,501	$7,193,435
Special Mention	—	—	30,000	8,000	—	—	—	38,000
Substandard	—	515	27,227	55,521	11,850	7,716	4,918	107,747
Doubtful	—	—	—	—	6,571	—	—	6,571
	$1,811,189	$370,794	$376,959	$513,608	$257,735	$295,049	$3,720,419	$7,345,753
Residential real estate:
Pass	$2,732,407	$1,234,315	$579,526	$241,934	$199,960	$492,551	$—	$5,480,693
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	84	—	84
Doubtful	—	—	—		149	1,100	—	1,249
	$2,732,407	$1,234,315	$579,526	$241,934	$200,109	$493,735	$—	$5,482,026
Securities-based loans:
Pass	$73,341	$41,618	$92,278	$—	$140	$10,172	$2,662,609	$2,880,158
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$73,341	$41,618	$92,278	$—	$140	$10,172	$2,662,609	$2,880,158
Construction and land:
Pass	$33,187	$127,479	$182,290	$65,880	$61,858	$6,150	$—	$476,844
Special Mention	—	—	—	14,240	—	—	—	14,240
Substandard	—	—	—	20,000	—	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$33,187	$127,479	$182,290	$100,120	$61,858	$6,150	$—	$511,084
Commercial real estate:
Pass	$123,920	$73,157	$142,304	$22,199	$36,014	$9,704	$—	$407,298
Special Mention	—	—	—	—	—	2,548	—	2,548
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	1	—	—	—	1
	$123,920	$73,157	$142,304	$22,200	$36,014	$12,252	$—	$409,847
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$82,479	$82,479
Special Mention	—	—	—	—	—	—	29	29
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$82,508	$82,508
Other:
Pass	$782	$10,000	$—	$286	$—	$19,156	$1,887	$32,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$782	$10,000	$—	$286	$—	$19,156	$1,887	$32,111

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Office equipment	$354,292	$323,841
Leasehold improvements	113,576	105,187
Building	65,327	62,803
	533,195	491,831
Accumulated depreciation and amortization	(364,989)	(323,916)
	$168,206	$167,915

For the years ended December 31, 2021, 2020, and 2019, depreciation and amortization totaled $45.6 million, $40.9 million, and $38.4 million, respectively.

In July 2021, the Company purchased three commercial aircraft under lease to a domestic carrier, for a total purchase price of $145.9 million. In December 2021, the Company sold the aircraft with a net book value of $143.9 million and recognized a gain from the sale of $4.5 million, which is included in other income in the consolidated statement of operations. Lease income, included in other income in the consolidated statements of operations, was $4.9 million for year ended December 31, 2021.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2020	Adjustments	Write-off	December 31, 2021
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	846,989	124,894	—	971,883
	$1,181,998	$124,894	$—	$1,306,892

	December 31, 2020	Adjustments	Amortization	December 31, 2021
Intangible assets
Global Wealth Management	$44,671	$—	$(5,787)	$38,884
Institutional Group	96,313	25,361	(12,401)	109,273
	$140,984	$25,361	$(18,188)	$148,157

The adjustments to goodwill and intangible assets included in our Institutional Group segment during the year ended December 31, 2021, are primarily attributable to the acquisition of Vining Sparks on November 1, 2021.

The allocation of the purchase price of the Vining Sparks acquisition is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the business, its employees, and customer base.

Amortizable intangible assets consist of acquired customer relationships, trade names, non-compete agreements, core deposits, investment banking backlog, and acquired technology that are amortized over their contractual or determined useful lives. Intangible assets as of December 31, 2021 and 2020, were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$225,900	$97,054	$202,342	$85,152
Trade names	30,359	17,694	28,659	15,660
Non-compete agreements	9,240	5,684	9,240	4,229
Core deposits	8,615	6,277	8,615	4,809
Investment banking backlog	4,245	3,680	4,245	2,734
Acquired technology	840	653	840	373
	$279,199	$131,042	$253,941	$112,957

Amortization expense related to intangible assets was $18.2 million, $19.6 million, and $16.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at December 31, 2021, are: customer relationships, 10.1 years; trade names, 8.3 years; non-compete agreements, 5.4 years; core deposits, 2.7 years; investment banking backlog, 7.4 years; and acquired technology, 0.7 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2022	$19,417
2023	16,181
2024	15,393
2025	13,358
2026	12,895
Thereafter	68,795
$146,039

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

Our uncommitted secured lines of credit at December 31, 2021, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $135.0 million during the year ended December 31, 2021. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2021, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the year ended December 31, 2021, was 0.30%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2021, there were no Federal Home Loan advances.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026, and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of December 31, 2021.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(11,522)	(12,591)
Senior notes, net	$1,113,478	$1,112,409

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2022	$—
2023	—
2024	500,000
2025	—
2026	—
Thereafter	625,000
$1,125,000

NOTE 13 – Bank Deposits

Deposits consist of interest-bearing-demand deposits (primarily money market and savings accounts), non-interest-bearing demand deposits, and certificates of deposit. Deposits at December 31, 2021 and 2020, were as follows (in thousands):

	December 31,
	2021	2020
Demand deposits (interest-bearing)	$22,626,560	$16,886,953
Demand deposits (non-interest-bearing)	626,633	411,890
Certificates of deposit	27,155	97,654
	$23,280,348	$17,396,497

The weighted-average interest rate on deposits was 0.02% and 0.09% at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates, were $8.6 million and $6.7 million, respectively. Brokerage customers’ deposits were $21.3 billion and $16.0 billion, respectively.

During the year ended December 31, 2021, we sold $215.1 million in deposits. Based upon the terms of the sale, we recognized a $4.8 million gain, which is reflected in other income on the consolidated statements of operations.

Scheduled maturities of certificates of deposit at December 31, 2021 and 2020, were as follows (in thousands):

	December 31,
	2021	2020
Certificates of deposit, less than $100,000:
Within one year	$159	$2,719
One to three years	14	409
Three to five years	—	254
	$173	$3,382
Certificates of deposit, $100,000 and greater:
Within one year	$20,098	$63,650
One to three years	6,884	30,622
Three to five years	—	—
	26,982	94,272
	$27,155	$97,654

NOTE 14 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	5,000
	$60,000	$60,000
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

NOTE 15 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$260,586	$579,866	$52,129	$892,581
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	260,586	579,866	52,129	892,581
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(40,259)	(52,413)	(25,149)	(117,821)
Available collateral	(208,720)	(525,843)	(26,980)	(761,543)
Net amount	$11,607	$1,610	$—	$13,217

	As of December 31, 2020
	Securities borrowing (1)	Reverse repurchase agreements (2)	Total
Gross amounts of recognized assets	$313,131	$217,930	$531,061
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	313,131	217,930	531,061
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,183)	(17,992)	(64,175)
Available collateral	(244,578)	(199,110)	(443,688)
Net amount	$22,370	$828	$23,198
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $578.1 million and $217.3 million at December 31, 2021 and 2020, respectively.
(3)
Available collateral includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $95.5 million at December 31, 2021.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(149,219)	$(385,528)	$(52,147)	$(586,894)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(149,219)	(385,528)	(52,147)	(586,894)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	40,259	52,413	25,149	117,821
Collateral pledged	108,955	333,115	26,998	469,068
Net amount	$(5)	$—	$—	$(5)

	As of December 31, 2020
	Securities lending (4)	Repurchase agreements (5)	Total
Gross amounts of recognized liabilities	$(145,124)	$(190,955)	$(336,079)
Gross amounts offset in the statement of financial condition	—	—	—
Net amounts presented in the statement of financial condition	(145,124)	(190,955)	(336,079)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,183	17,992	64,175
Collateral pledged	98,925	172,963	271,888
Net amount	$(16)	$—	$(16)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged by our company to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $392.7 million and $200.2 million at December 31, 2021 and 2020, respectively.
(6)
Collateral pledged includes the fair value of securities pledged by our company to the counterparty. The fair value of collateral pledged was $35.7 million at December 31, 2021.

NOTE 16 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2021, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of December 31, 2021, the fair value of the TBA securities and the estimated fair value of the purchase commitments was $156.6 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2021 and 2020, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At December 31, 2021, Stifel had net capital of $614.2 million, which was 41.7% of aggregate debit items and $584.8 million in excess of its minimum required net capital. At December 31, 2021, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2021, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At December 31, 2021, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of December 31, 2021, are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$2,938,954	15.2%	$871,484	4.5%	$1,258,811	6.5%
Tier 1 capital	3,623,954	18.7%	1,161,979	6.0%	1,549,306	8.0%
Total capital	3,788,860	19.6%	1,549,306	8.0%	1,936,632	10.0%
Tier 1 leverage	3,623,954	11.7%	1,237,181	4.0%	1,546,477	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,274,994	10.6%	$540,060	4.5%	$780,086	6.5%
Tier 1 capital	1,274,994	10.6%	720,080	6.0%	960,106	8.0%
Total capital	1,380,984	11.5%	960,106	8.0%	1,200,133	10.0%
Tier 1 leverage	1,274,994	7.1%	720,241	4.0%	900,301	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$302,231	13.8%	$98,875	4.5%	$142,819	6.5%
Tier 1 capital	302,231	13.8%	131,833	6.0%	175,777	8.0%
Total capital	310,902	14.1%	175,777	8.0%	219,722	10.0%
Tier 1 leverage	302,231	7.1%	171,158	4.0%	213,947	5.0%

NOTE 19 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At December 31, 2021 and 2020, operating lease right-of-use assets were $750.7 million and $793.2 million, respectively, and lease liabilities were $799.1 million and $839.8 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$102,652	$102,595
Short-term lease cost	505	502
Variable lease cost	1,076	68
Sublease income	(2,560)	(3,894)
Net lease cost	$101,673	$99,271

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the year ended December 31, 2021 (in thousands):

Operating lease cash flows	$100,330
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,304
Weighted average remaining lease term	11.5 years
Weighted average discount rate	4.12%

The weighted-average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of December 31, 2021, (in thousands, except percentages):

2022	$99,713
2023	97,969
2024	96,241
2025	94,634
2026	92,809
Thereafter	532,614
Total undiscounted lease payments	1,013,980
Imputed interest	(214,881)
Total operating lease liabilities	$799,099

NOTE 20 – Revenues From Contracts With Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Revenues from contracts with customers:
Commissions	$809,500	$760,627
Investment banking	1,565,381	952,308
Asset management	1,206,516	917,424
Other	34,239	48,529
Total revenue from contracts with customers	3,615,636	2,678,888
Other sources of revenue:
Interest	548,400	523,832
Principal transactions	581,164	588,303
Other	37,886	26,816
Total revenues	$4,783,086	$3,817,839

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

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition, and restructuring transactions. Advisory revenues from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory revenues from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client, and the related revenue is recognized at the same time as the associated expense. All other investment banking advisory-related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses on the consolidated statements of operations, and any expenses reimbursed by our clients are recognized as investment banking revenues.

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$567,491	$242,009	$—	$809,500
Capital raising (1)	48,210	661,088	—	709,298
Advisory (1)	—	856,083	—	856,083
Investment banking	48,210	1,517,171	—	1,565,381
Asset management	1,206,406	110	—	1,206,516
Other	32,414	—	1,825	34,239
Total	1,854,521	1,759,290	1,825	3,615,636
Primary Geographic Region:
United States	1,854,521	1,433,213	1,825	3,289,559
United Kingdom	—	188,984	—	188,984
Canada	—	93,068	—	93,068
Other	—	44,025	—	44,025
	$1,854,521	$1,759,290	$1,825	$3,615,636

	Year Ended December 31, 2020
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$513,247	$247,380	$—	$760,627
Capital raising (1)	36,005	488,152	—	524,157
Advisory (1)	19	428,132	—	428,151
Investment banking	36,024	916,284	—	952,308
Asset management	917,353	71	—	917,424
Other	45,438	—	3,091	48,529
Total	1,512,062	1,163,735	3,091	2,678,888
Primary Geographic Region:
United States	1,512,062	940,272	3,091	2,455,425
United Kingdom	—	143,960	—	143,960
Canada	—	40,446	—	40,446
Other	—	39,057	—	39,057
	$1,512,062	$1,163,735	$3,091	$2,678,888

(1) Excludes revenues not derived from contracts with customers in the Other segment.

See Note 25 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2021. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2021.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $187.2 million and $148.6 million at December 31, 2021 and December 31, 2020, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2021.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2021 and December 31, 2020, was $17.5 million and $12.1 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans held for investment, net	$378,086	$331,813	$379,848
Investment securities	129,858	149,915	231,021
Margin balances	25,780	28,155	52,008
Financial instruments owned	15,041	12,594	23,528
Other	(365)	1,355	38,477
	$548,400	$523,832	$724,882
Interest expense:
Senior notes	$47,500	$54,063	$44,507
Bank deposits	4,510	14,550	95,813
Other	(6,012)	(2,835)	37,611
	$45,998	$65,778	$177,931

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 8.2 million shares at December 31, 2021.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $120.7 million, $108.7 million, and $104.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, the tax benefit associated with the stock-based compensation expense was $26.9 million, $25.1 million, and $26.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. The excess tax benefit related to stock-based compensation that vested during the year was $38.7 million, $26.2 million, and $11.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $64.4 million, $47.5 million, and $30.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At December 31, 2021, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 20.2 million, of which 17.5 million were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2021, is presented below (in thousands, except weighted-average fair value):

		Weighted-average grant date fair value
Unvested December 31, 2020	17,929	$33.61
Granted	4,117	61.67
Vested	(4,274)	34.02
Cancelled	(246)	34.70
Unvested December 31, 2021	17,526	$40.09

At December 31, 2021, there was approximately $555.0 million of unrecognized compensation cost for deferred awards, which is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2021, was $145.4 million.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $15.2 million, $13.9 million, and $13.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2021 and 2020, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $385.5 million and $191.0 million, respectively.

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

At December 31, 2021 and 2020, Stifel Bancorp had outstanding commitments to originate loans aggregating $545.5 million and $889.0 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2021, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2021 and 2020, Stifel Bancorp had outstanding letters of credit totaling $22.9 million and $31.8 million, respectively. A majority of the standby letters of credit commitments at December 31, 2021, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2021 and 2020, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $3.1 billion and $2.5 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At December 31, 2021, the expected credit losses for unfunded lending commitments was $19.2 million.

NOTE 24 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$167,258	$143,859	$123,802
State	39,911	42,705	30,464
Foreign	2,950	(236)	1,684
	210,119	186,328	155,950
Deferred taxes:
Federal	19,747	(31,019)	(7,027)
State	5,640	(5,803)	4,266
Foreign	6,717	(1,818)	(4,037)
	32,104	(38,640)	(6,798)
Provision for income taxes	$242,223	$147,688	$149,152

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Statutory rate	$224,087	$136,744	$125,485
State income taxes, net of federal income tax	37,169	27,934	28,333
Change in uncertain tax position	841	666	2,661
Foreign tax rate difference	125	(2,032)	(629)
Excess tax benefit from stock-based compensation	(32,004)	(21,605)	(9,670)
Non-deductible business expenses	9,732	7,957	8,390
Other, net	2,273	(1,976)	(5,418)
	$242,223	$147,688	$149,152

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Lease liabilities	$187,576	$211,524
Deferred compensation	79,081	79,068
Accrued expenses	46,539	73,835
Receivable reserves	38,432	41,963
Net operating loss carryforwards	24,837	32,727
Depreciation	1,302	—
Other	4,155	3,311
Total deferred tax assets	381,922	442,428
Valuation allowance	(14,515)	(11,740)
	367,407	430,688
Deferred tax liabilities:
Lease ROU asset	(186,168)	(210,670)
Goodwill and other intangibles	(54,887)	(51,189)
Unrealized gain on investments	(7,841)	(11,585)
Prepaid expenses	(7,228)	(5,396)
Depreciation	—	(15,371)
	(256,124)	(294,211)
Net deferred tax asset	$111,283	$136,477

Our net deferred tax asset at December 31, 2021, includes net operating loss carryforwards of $193.5 million that expire between 2022 and 2041. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $2.8 million. We believe the realization of the remaining net deferred tax asset of $111.3 million is more likely than not based on the ability to carry back losses against prior year taxable income for tax years before 2021 and carry forward net operating losses indefinitely after 2021, and expectations of future taxable income, which is supported by a history of cumulative income.

The current tax payable, included in accounts payable and accrued expenses, is $7.3 million and $38.2 million as of December 31, 2021 and 2020, respectively. The current tax receivable, included in other assets, is $44.2 million as of December 31, 2021. At December 31, 2020, the Company did not have a tax receivable.

As of December 31, 2021, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2021 and 2020, we had $4.9 million and $4.0 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2021 and 2020, we had accrued interest and penalties of $0.3 million and $0.4 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2019 to December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$3,962	$3,387	$312
Increase related to prior year tax positions	2,719	977	2,173
Decrease related to prior year tax positions	(119)	(11)	(54)
Increase related to current year tax positions	745	790	956
Decrease related to settlements with taxing authorities	(2,370)	(1,181)	—
Decrease related to lapsing of statute of limitations	(13)	—	—
Ending balance	$4,924	$3,962	$3,387

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2017. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2014.

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

Information concerning operations in these segments of business for the years ended December 31, 2021, 2020, and 2019, is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net revenues: (1)
Global Wealth Management	$2,598,837	$2,190,826	$2,130,559
Institutional Group	2,152,439	1,583,147	1,214,017
Other	(14,188)	(21,912)	(7,546)
	$4,737,088	$3,752,061	$3,337,030
Income/(loss) before income taxes:
Global Wealth Management	$914,953	$725,884	$785,960
Institutional Group	558,937	325,285	175,670
Other	(406,809)	(400,009)	(362,492)
	$1,067,081	$651,160	$599,138

(1) No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2021, 2020, and 2019.

The following table presents our company’s total assets on a segment basis at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Global Wealth Management	$28,219,800	$21,743,202
Institutional Group	5,151,841	3,733,661
Other	678,074	1,127,391
	$34,049,715	$26,604,254

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2021, 2020, and 2019, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$4,332,743	$3,460,930	$3,154,285
United Kingdom	239,559	197,859	163,552
Canada	109,285	39,893	2,115
Other	55,501	53,379	17,078
	$4,737,088	$3,752,061	$3,337,030

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income applicable to Stifel Financial Corp.	$824,858	$503,472	$448,396
Preferred dividends	35,587	27,261	17,319
Net income available to common shareholders	$789,271	$476,211	$431,077
Shares for basic and diluted calculation:
Average shares used in basic computation	107,536	106,174	107,997
Dilutive effect of stock options and units (1)	10,994	8,399	9,881
Average shares used in diluted computation	118,530	114,573	117,878
Earnings per common share:
Basic	$7.34	$4.49	$3.99
Diluted	$6.66	$4.16	$3.66

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the years ended December 31, 2021, 2020, and 2019, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2021, we declared and paid cash dividends of $0.60 per common share. During the year ended December 31, 2020, we declared and paid cash dividends of $0.45 per common share. During the year ended December 31, 2019, we declared and paid cash dividends of $0.40 per common share.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2021, the maximum number of shares that may yet be purchased under this plan was 10.8 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2021, we repurchased $172.7 million or 2.5 million shares using existing Board authorizations at an average price of $69.53 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2020, we repurchased $58.3 million or 1.7 million shares using existing Board authorizations at an average price of $33.35 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the years ended December 31, 2021 and 2020, we issued 2.6 million and 1.6 million shares, respectively, of common stock from treasury primarily as a result of vesting and exercise transactions under our incentive stock award plans.

On November 1, 2021, we issued approximately 1.2 million shares from treasury for the acquisition of Vining Sparks. See Note 3 in the notes to consolidated financial statements for additional information regarding the acquisition.

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

NOTE 28 – Variable Interest Entities

Our variable interests in VIEs include debt and equity interests, commitments, certain fees, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

Our involvement with VIEs arises primarily from the following activities: purchases of securities in connection with our trading and secondary market-making activities; retained interests held as a result of securitization activities; and loans to, investments in, and fees from various investment vehicles.

Partnership Interests

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have net assets of $384.5 million at December 31, 2021. These investment vehicles have assets primarily consisting of private and public equity investments. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. We have concluded that we are not the primary beneficiary of these VIEs, and therefore, we do not consolidate these entities.

Debt and Equity Investments

The carrying amount of our debt and equity investments was $77.1 million at December 31, 2021. Our exposure to loss is limited to the total of our carrying value. These investment vehicles have net assets of $101.3 million at December 31, 2021, primarily consisting of aircraft, aircraft engine-related assets, and debt. For these investments, our involvement is primarily limited to management fee arrangements as stipulated by the operating agreements. We have concluded that we are not the primary beneficiary of these VIEs, and therefore, we do not consolidate these entities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control  Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2021, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes, and our report dated February 18, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 18, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2022 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	18,869,106	$39.20	8,216,852
Equity compensation plans not approved by the shareholders	—	—	—
	18,869,106	$39.20	8,216,852

As of December 31, 2021, the total number of securities to be issued upon exercise of options and units consisted of 18,869,106 units. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2021, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 8,216,852 shares under the 2001 Incentive Stock Plan (2018 Restatement).

The number of securities remaining available for future issuance under equity compensation plans reflects an adjustment to outstanding awards granted under the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement) to net shares withheld in payment of tax withholding obligations, due to a determination by the Compensation Committee to satisfy tax withholding obligations through the cancellation of shares subject to an award.

If an outstanding award granted under the 2001 Incentive Stock Plan (2018 Restatement) expires or is canceled or forfeited without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance.

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2021

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

3.7	Certificate of Designations of 6.125% Preferred Stock, Series C, incorporated by reference to Exhibit 7 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

3.8	Certificate of Designations of 4.50% Preferred Stock, Series D, incorporated by reference to Exhibit 8 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

3.9

Amended and Restated By-Laws of Stifel Financial Corp., effective June 15, 2016, incorporated by reference to Exhibit 4.3 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-222290) filed on December 26, 2017.

4.1	Deposit Agreement dated July 15, 2016, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.2	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.3	Deposit Agreement dated February 28, 2019, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.4	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.5	Deposit Agreement, dated May 19, 2020, incorporated by reference to Exhibit 8 of Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.6	Form of certificate representing the Series C Preferred Stock, incorporated by reference to Exhibit 9 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.7

Form of depositary receipt representing the Depositary Shares (included as Exhibit A to the Deposit Agreement dated May 19, 2020), incorporated by reference to Exhibit 4.3 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.8	Deposit Agreement, dated July 22, 2021, incorporated by reference to Exhibit 9 of Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.9	Form of certificate representing the Series D Preferred Stock, incorporated by reference to Exhibit 10 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.10

Form of depositary receipt representing the Depositary Shares (included as Exhibit A to the Deposit Agreement dated July 22, 2021), incorporated by reference to Exhibit 11 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.11	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.

4.12

Indenture, dated as of January 23, 2012, between Stifel Financial Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed with the SEC on January 23, 2012).

4.13

Third Supplemental Indenture dated as of July 18, 2014, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed with the SEC on July 18, 2014.

4.14	Form of 4.25% Senior Note due 2024 (included as Exhibit A to Exhibit 4.13).

4.15

Fifth Supplemental Indenture dated as of October 4, 2017, between Stifel Financial Corp. and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed with the SEC on October 4, 2017.

4.16	Form of 5.20% Senior Note due 2047 (included as Exhibit A to Exhibit 4.15).

4.17

Sixth Supplemental Indenture, dated as of May 20, 2020, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed with the SEC on May 20, 2020.

4.18	Form of 4.000% Senior Note due 2030 (included as Exhibit A to Exhibit 4.17).

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

10.31	Stifel Financial Corp. Wealth Accumulation Plan 2019 Restatement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.32	Form of Restricted Stock Unit Award Agreement (Performance RSUs), incorporated by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.33	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.34	Form of Restricted Cash Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 2, 2021. *

10.35	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 5, 2021. *

11	Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

32.2	Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2022.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2022.

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