Form 10-Q
period 2022-03-31
STIFEL FINANCIAL CORP
filed 2022-05-05
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - April 29, 2022
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	106,576,902
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2022	December 31, 2021
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$1,555,146	$1,963,326
Cash segregated for regulatory purposes	169,337	186,331
Receivables:
Brokerage clients, net	1,320,242	1,152,877
Brokers, dealers, and clearing organizations	682,675	574,256
Securities purchased under agreements to resell	807,664	579,866
Financial instruments owned, at fair value	1,279,636	1,157,004
Available-for-sale securities, at fair value	1,926,144	2,113,893
Held-to-maturity securities, at amortized cost	5,316,296	5,348,558
Loans:
Held for investment, net	17,592,841	16,627,847
Held for sale, at lower of cost or market	315,427	207,715
Investments, at fair value	113,302	117,804
Fixed assets, net	169,159	168,206
Operating lease right-of-use assets, net	759,574	750,734
Goodwill	1,309,292	1,306,892
Intangible assets, net	140,627	148,157
Loans and advances to financial advisors and other employees, net	666,675	653,955
Deferred tax assets, net	109,830	111,283
Other assets	853,831	881,011
Total assets	$35,087,698	$34,049,715
Liabilities
Payables:
Brokerage clients	$909,429	$971,924
Brokers, dealers, and clearing organizations	597,128	257,729
Drafts	89,228	122,617
Securities sold under agreements to repurchase	530,195	385,528
Bank deposits	24,195,626	23,280,348
Financial instruments sold, but not yet purchased, at fair value	941,415	756,150
Accrued compensation	391,243	932,804
Accounts payable and accrued expenses	1,177,343	1,134,178
Federal Home Loan Bank advances	28,000	—
Senior notes	1,113,747	1,113,478
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	30,033,354	29,014,756
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,661,834 and 111,661,763 shares, respectively	16,749	16,749
Additional paid-in-capital	1,852,276	1,922,382
Retained earnings	2,834,224	2,757,208
Accumulated other comprehensive income/(loss)	(62,604)	4,718
Treasury stock, at cost, 5,036,158 and 7,162,850 shares, respectively	(271,301)	(351,098)
Total equity	5,054,344	5,034,959
Total liabilities and equity	$35,087,698	$34,049,715

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenues:
Commissions	$195,909	$213,614
Principal transactions	159,270	165,006
Investment banking	254,846	339,288
Asset management	341,636	278,147
Interest	165,435	127,540
Other income	8,888	25,634
Total revenues	1,125,984	1,149,229
Interest expense	9,457	14,440
Net revenues	1,116,527	1,134,789
Non-interest expenses:
Compensation and benefits	673,691	697,914
Occupancy and equipment rental	77,026	72,032
Communications and office supplies	42,456	41,825
Commissions and floor brokerage	15,887	15,703
Provision for credit losses	8,240	(5,252)
Other operating expenses	72,118	84,675
Total non-interest expenses	889,418	906,897
Income from operations before income tax expense	227,109	227,892
Provision for income taxes	53,560	54,877
Net income	173,549	173,015
Preferred dividends	9,320	8,289
Net income available to common shareholders	$164,229	$164,726

Earnings per common share:
Basic	$1.50	$1.53
Diluted	$1.39	$1.40

Cash dividends declared per common share	$0.30	$0.15

Weighted-average number of common shares outstanding:
Basic	109,205	107,746
Diluted	118,140	117,875

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$173,549	$173,015
Other comprehensive loss, net of tax: (1)
Changes in unrealized losses on available-for-sale securities (2)	(77,831)	(22,670)
Changes in unrealized gains on cash flow hedging instruments	13,593	—
Foreign currency translation adjustment	(3,084)	2,336
Total other comprehensive loss, net of tax	(67,322)	(20,334)
Comprehensive income	$106,227	$152,681

(1)
Net of tax benefit of $20.8 million and tax benefit of $6.4 million for the three months ended March 31, 2022 and 2021, respectively.
(2)
There were no reclassifications to earnings for the three months ended March 31, 2022 and 2021.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$535,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,922,382	1,888,982
Unit amortization, net of forfeitures	46,165	34,811
Distributions under employee plans	(116,352)	(109,224)
Other	81	47
Balance, end of period	1,852,276	1,814,616
Retained earnings:
Balance, beginning of period	2,757,208	2,078,135
Net income	173,549	173,015
Dividends declared:
Common	(37,132)	(18,470)
Preferred	(9,320)	(8,289)
Distributions under employee plans	(49,984)	(21,587)
Other	(97)	(103)
Balance, end of period	2,834,224	2,202,701
Accumulated other comprehensive income/(loss):
Balance, beginning of period	4,718	27,639
Unrealized losses on securities, net of tax	(77,831)	(22,670)
Unrealized gains on cash flow hedging activities, net of tax	13,593	—
Foreign currency translation adjustment, net of tax	(3,084)	2,336
Balance, end of period	(62,604)	7,305
Treasury stock, at cost:
Balance, beginning of period	(351,098)	(307,739)
Distributions under employee plans	79,797	62,278
Common stock repurchased	—	(12,038)
Balance, end of period	(271,301)	(257,499)
Total Shareholders' Equity	$5,054,344	$4,318,872

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$173,549	$173,015
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,675	10,907
Amortization of loans and advances to financial advisors and other employees	32,849	26,961
Amortization of premium on investment portfolio	3,880	4,498
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	8,240	(5,252)
Amortization of intangible assets	5,094	4,268
Deferred income taxes	25,732	47,253
Stock-based compensation	45,502	32,029
Gains on sale of investments	(3,799)	(4,284)
Other, net	(3,666)	26,582
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(167,365)	(266,101)
Brokers, dealers, and clearing organizations	(108,419)	(12,940)
Securities purchased under agreements to resell	(227,798)	(252,095)
Financial instruments owned, including those pledged	(122,632)	(287,254)
Loans originated as held for sale	(236,323)	(754,317)
Proceeds from mortgages held for sale	202,870	952,053
Loans and advances to financial advisors and other employees	(45,237)	(30,700)
Other assets	46,390	(238,950)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(62,495)	(178,278)
Brokers, dealers, and clearing organizations	115,682	44,423
Drafts	(33,389)	(39,591)
Financial instruments sold, but not yet purchased	185,265	206,784
Other liabilities and accrued expenses	(507,658)	20,804
Net cash used in operating activities	$(662,053)	$(520,185)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns and maturities of available-for-sale securities	$80,221	$128,302
Calls and principal paydowns of held-to-maturity securities	102,744	480,635
Sale or maturity of investments	10,092	1,108
Increase in loans held for investment, net	(1,039,983)	(1,079,671)
Payments for:
Purchase of fixed assets	(12,628)	(11,245)
Purchase of available-for-sale securities	(1,906)	(427,596)
Purchase of held-to-maturity securities	(70,000)	(811,473)
Purchase of investments	(4,235)	(2,675)
Acquisitions, net of cash received	—	(315)
Net cash used in investing activities	(935,695)	(1,722,930)
Cash Flows From Financing Activities:
Proceeds from Federal Home Loan Bank advances, net	28,000	—
Payment of contingent consideration	(5,974)	(10,480)
Increase in securities sold under agreements to repurchase	144,667	17,273
Increase in bank deposits, net	915,278	1,318,636
Increase in securities loaned	223,717	86,577
Tax payments related to shares withheld for stock-based compensation plans	(84,259)	(66,839)
Repurchase of common stock	—	(12,038)
Cash dividends on preferred stock	(9,320)	(8,289)
Cash dividends paid to common stock and equity-award holders	(36,451)	(15,682)
Net cash provided by financing activities	1,175,658	1,309,158
Effect of exchange rate changes on cash	(3,084)	2,336
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(425,174)	(931,621)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,149,657	2,452,206
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,724,483	$1,520,585
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$9,806	$8,394
Cash paid for interest	15,731	15,610
Noncash financing activities:
Unit grants, net of forfeitures	156,069	128,639

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,555,146	$1,963,326
Cash segregated for regulatory purposes	169,337	186,331
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,724,483	$2,149,657

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC.

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

We have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. Under our current consolidation policy we consolidate those entities where we have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity.

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

NOTE 2 – New Accounting Pronouncements

Recently Issued Accounting Guidance

Financial Instruments – Credit Losses

In March 2022, the Financial Accounting Standards Board issued Account Standards Update 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures," which eliminates the accounting guidance for TDRs, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The accounting update is effective for interim and annual periods beginning after December 15, 2022 (January 1, 2023, for our company), and early adoption is permitted. We are currently evaluating the impact that the accounting update will have on our consolidated financial statements.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2022 and December 31, 2021, included (in thousands):

	March 31, 2022	December 31, 2021
Receivables from clearing organizations	$403,608	$278,482
Deposits paid for securities borrowed	234,927	260,586
Securities failed to deliver	44,140	35,188
	$682,675	$574,256

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2022 and December 31, 2021, included (in thousands):

	March 31, 2022	December 31, 2021
Deposits received from securities loaned	$372,936	$149,219
Securities failed to receive	144,592	64,170
Payable to clearing organizations	79,600	44,340
	$597,128	$257,729

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$15,061	$12,030	$13,372	$12,721
Mutual funds	6,830	—	7,310	—
Money market funds	3,383	—	3,004	—
Private equity funds	1,692	1,179	2,376	1,203
Total	$26,966	$13,209	$26,062	$13,924

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and fixed income and equity securities listed in active markets, which are reported as Level 1.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, are presented below (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$60,821	$60,821	$—	$—
U.S. government agency securities	210,855	—	210,855	—
Agency mortgage-backed securities	348,695	—	348,695	—
Asset-backed securities	72,990	—	19,574	53,416
Corporate securities:
Fixed income securities	258,717	1,529	257,188	—
Equity securities	73,050	70,890	1,147	1,013
State and municipal securities	202,737	—	202,737	—
Other (1)	51,771	—	16,811	34,960
Total financial instruments owned	1,279,636	133,240	1,057,007	89,389
Available-for-sale securities:
U.S. government agency securities	2,922	—	2,922	—
State and municipal securities	2,366	—	2,366	—
Mortgage-backed securities:
Agency	853,946	—	853,946	—
Commercial	69,852	—	69,852	—
Non-agency	504	—	504	—
Corporate fixed income securities	730,874	—	730,874	—
Asset-backed securities	265,680	—	265,680	—
Total available-for-sale securities	1,926,144	—	1,926,144	—
Investments:
Corporate equity securities	27,269	13,730	1,661	11,878
Auction rate securities	13,743	—	—	13,743
Other	48,707	127	13,855	34,725
Investments in funds and partnerships measured at NAV	23,583
Total investments	113,302	13,857	15,516	60,346
Cash equivalents measured at NAV	3,383
Derivative contracts (2)	74,646	—	74,646	—
	$3,397,111	$147,097	$3,073,313	$149,735

(1) Includes loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Included in other assets in the consolidated statements of financial condition.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$481,889	$481,889	$—	$—
U.S. government agency securities	69,181	—	69,181	—
Agency mortgage-backed securities	164,838	—	164,838	—
Corporate securities:
Fixed income securities	198,815	496	198,319	—
Equity securities	22,485	22,485	—	—
Other (3)	4,207	—	4,207	—
Total financial instruments sold, but not yet purchased	941,415	504,870	436,545	—
Derivative contracts (4)	74,658	—	74,658	—
	$1,016,073	$504,870	$511,203	$—

(3) Includes sovereign debt and state and municipal securities.

(4) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2021	$64,706	$225	$26,857	$5,754	$13,032	$35,837
Unrealized gains/(losses)	4,750	839	60	6,124	711	(1,066)
Realized gains	1,673	336	325	—	—	992
Purchases	—	—	33,222	—	—	—
Sales	—	(387)	(24,900)	—	—	(999)
Redemptions	(17,713)	—	(604)	—	—	(39)
Net change	(11,290)	788	8,103	6,124	711	(1,112)
Balance at March 31, 2022	$53,416	$1,013	$34,960	$11,878	$13,743	$34,725

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2022, relating to Level 3 assets still held at March 31, 2022, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2022 and December 31, 2021, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,555,146	$1,555,146	$1,963,326	$1,963,326
Cash segregated for regulatory purposes	169,337	169,337	186,331	186,331
Securities purchased under agreements to resell	807,664	807,664	579,866	579,866
Financial instruments owned	1,279,636	1,279,636	1,157,004	1,157,004
Available-for-sale securities	1,926,144	1,926,144	2,113,893	2,113,893
Held-to-maturity securities	5,316,296	5,251,532	5,348,558	5,343,481
Bank loans	17,592,841	17,528,412	16,627,847	16,704,912
Loans held for sale	315,427	315,427	207,715	207,715
Investments	113,302	113,302	117,804	117,804
Derivative contracts (1)	74,646	74,646	52,129	52,129
Financial liabilities:
Securities sold under agreements to repurchase	$530,195	$530,195	$385,528	$385,528
Bank deposits	24,195,626	23,793,441	23,280,348	22,998,842
Financial instruments sold, but not yet purchased	941,415	941,415	756,150	756,150
Federal Home Loan Bank advances	28,000	28,000	—	—
Senior notes	1,113,747	1,141,798	1,113,478	1,218,344
Debentures to Stifel Financial Capital Trusts	60,000	50,666	60,000	46,340
Derivative contracts (2)	74,658	74,658	52,147	52,147

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,551,763	$1,551,763	$—	$—
Cash segregated for regulatory purposes	169,337	169,337	—	—
Securities purchased under agreements to resell	807,664	534,648	273,016	—
Held-to-maturity securities	5,251,532	—	5,125,933	125,599
Bank loans	17,528,412	—	17,528,412	—
Loans held for sale	315,427	—	315,427	—
Financial liabilities:
Securities sold under agreements to repurchase	$530,195	$57,928	$472,267	$—
Bank deposits	23,793,441	—	23,793,441	—
Federal Home Loan Bank advances	28,000	28,000	—	—
Senior notes	1,141,798	1,141,798	—	—
Debentures to Stifel Financial Capital Trusts	50,666	—	—	50,666

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,960,322	$1,960,322	$—	$—
Cash segregated for regulatory purposes	186,331	186,331	—	—
Securities purchased under agreements to resell	579,866	371,797	208,069	—
Held-to-maturity securities	5,343,481	—	5,205,085	138,396
Bank loans	16,704,912	—	16,704,912	—
Loans held for sale	207,715	—	207,715	—
Financial liabilities:
Securities sold under agreements to repurchase	$385,528	$10,000	$375,528	$—
Bank deposits	22,998,842	—	22,998,842	—
Senior notes	1,218,344	1,218,344	—	—
Debentures to Stifel Financial Capital Trusts	46,340	—	—	46,340

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2022 and December 31, 2021.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2022 and December 31, 2021 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2022 and December 31, 2021 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022	December 31, 2021
Financial instruments owned:
U.S. government securities	$60,821	$10,774
U.S. government agency securities	210,855	143,793
Agency mortgage-backed securities	348,695	335,050
Asset-backed securities	72,990	132,087
Corporate securities:
Fixed income securities	258,717	255,999
Equity securities	73,050	75,056
State and municipal securities	202,737	162,335
Other (1)	51,771	41,910
	$1,279,636	$1,157,004
Financial instruments sold, but not yet purchased:
U.S. government securities	$481,889	$377,023
U.S. government agency securities	69,181	37,395
Agency mortgage-backed securities	164,838	156,628
Corporate securities:
Fixed income securities	198,815	153,852
Equity securities	22,485	28,482
Other (2)	4,207	2,770
	$941,415	$756,150

(1) Includes loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes sovereign debt and state and municipal securities.

At March 31, 2022 and December 31, 2021, financial instruments owned in the amount of $551.4 million and $394.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$3,010	$2	$(90)	$2,922
State and municipal securities	2,366	—	—	2,366
Mortgage-backed securities:
Agency	909,052	244	(55,350)	853,946
Commercial	72,421	—	(2,569)	69,852
Non-agency	501	3	—	504
Corporate fixed income securities	764,982	2,041	(36,149)	730,874
Asset-backed securities	269,504	3,064	(6,888)	265,680
	$2,021,836	$5,354	$(101,046)	$1,926,144
Held-to-maturity securities (2)
Asset-backed securities	$5,316,296	$3,557	$(68,321)	$5,251,532

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$1,800	$8	$—	$1,808
State and municipal securities	2,372	27	—	2,399
Mortgage-backed securities:
Agency	954,021	7,181	(9,016)	952,186
Commercial	72,765	1,220	—	73,985
Non-agency	564	4	—	568
Corporate fixed income securities	783,289	14,385	(5,781)	791,893
Asset-backed securities	289,702	3,581	(2,229)	291,054
	$2,104,513	$26,406	$(17,026)	$2,113,893
Held-to-maturity securities (2)
Asset-backed securities	$5,348,558	$7,659	$(12,736)	$5,343,481

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2022, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at March 31, 2022 and December 31, 2021 was $28.3 million and $29.1 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

During the first quarter of 2021, the Company transferred $312.9 million of certain asset-backed securities from available-for-sale to held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

There were no sales of available-for-sale securities during the three months ended March 31, 2022 and 2021.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at March 31, 2022 and December 31, 2021 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$18,283	$18,356	$36,671	$36,899
After one year through three years	266,201	266,561	217,606	222,942
After three years through five years	155,351	146,970	192,271	196,380
After five years through ten years	440,797	413,995	455,429	455,848
After ten years	1,141,204	1,080,262	1,202,536	1,201,824
	$2,021,836	$1,926,144	$2,104,513	$2,113,893
Held-to-maturity securities
After three years through five years	$—	$—	$2,825	$2,825
After five years through ten years	2,217,675	2,198,375	2,282,162	2,278,597
After ten years	3,098,621	3,053,157	3,063,571	3,062,059
	$5,316,296	$5,251,532	$5,348,558	$5,343,481

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2022, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$1,102	$—	$1,820	$—	$2,922
State and municipal securities	—	—	2,366	—	2,366
Mortgage-backed securities:
Agency	34	155	51,139	802,618	853,946
Commercial	—	—	—	69,852	69,852
Non-agency	—	—	504	—	504
Corporate fixed income securities	17,220	413,376	300,278	—	730,874
Asset-backed securities	—	—	57,888	207,792	265,680
	$18,356	$413,531	$413,995	$1,080,262	$1,926,144
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,217,675	$3,098,621	$5,316,296

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2022 and December 31, 2021, securities of $569.7 million and $639.6 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2022 and December 31, 2021, securities of $1.2 billion and $1.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$(90)	$1,820	$—	$—	$(90)	$1,820
Mortgage-backed securities:
Agency	(40,093)	679,722	(15,257)	149,962	(55,350)	829,684
Commercial	(2,569)	69,841	—	—	(2,569)	69,841
Corporate fixed income securities	(36,149)	398,824	—	—	(36,149)	398,824
Asset-backed securities	(6,188)	134,272	(700)	33,946	(6,888)	168,218
	$(85,089)	$1,284,479	$(15,957)	$183,908	$(101,046)	$1,468,387

At March 31, 2022, the amortized cost of 201 securities classified as available for sale exceeded their fair value by $101.0 million, of which $16.0 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2022, was $1.5 billion, which was 76.2% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at March 31, 2022 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,019,552	$4,289,453	$5,000	$2,291	$5,316,296

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2022 and December 31, 2021 (in thousands, except percentages):

	March 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Commercial and industrial	$7,656,507	43.1%	$7,345,753	43.9%
Residential real estate	6,008,507	33.8	5,482,026	32.7
Securities-based loans	2,954,212	16.6	2,880,158	17.2
Construction and land	521,623	2.9	511,084	3.1
Commercial real estate	499,825	2.8	409,847	2.4
Home equity lines of credit	87,901	0.5	82,508	0.5
Other	32,973	0.3	32,111	0.2
Gross bank loans	17,761,548	100.0%	16,743,487	100.0%
Unamortized loan discount, net	(150)		(150)
Loans in process	(52,813)		(10,134)
Unamortized loan fees, net	(11,546)		(6,012)
Allowance for loan losses	(104,198)		(99,344)
Loans held for investment, net	$17,592,841		$16,627,847

At March 31, 2022 and December 31, 2021, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $27.1 million and $27.2 million, respectively.

At March 31, 2022 and December 31, 2021, we had loans held for sale of $315.4 million and $207.7 million, respectively. For the three months ended March 31, 2022 and 2021, we recognized gains of $0.7 million and $13.9 million, respectively, from the sale of originated loans, net of fees and costs.

At March 31, 2022 and December 31, 2021, loans, primarily consisting of residential and commercial real estate loans of $5.4 billion and $4.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at March 31, 2022 and December 21, 2021 was $32.1 million and $27.4 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 (in thousands).

	Three Months Ended March 31, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$53,529	$1,051	$—	$—	$54,580
Residential real estate	28,560	4,367	—	—	32,927
Construction and land	8,536	(415)	—	—	8,121
Securities-based loans	4,006	(30)	—	—	3,976
Commercial real estate	3,934	(254)	—	—	3,680
Home equity lines of credit	511	172	—	—	683
Other	268	(37)	—	—	231
	$99,344	$4,854	$—	$—	$104,198

The provision for unfunded lending commitments was $3.4 million and a credit of $1.8 million for the three months ended March 31, 2022 and 2021, respectively, and is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

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

At March 31, 2022, we had $17.0 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at March 31, 2022 was $6.2 million. At December 31, 2021, we had $17.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2021 was $6.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2022 and 2021, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at March 31, 2022 and December 31, 2021 by portfolio segment (in thousands):

	As of March 31, 2022
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$15,477	$15,477	$7,641,030	$7,656,507
Residential real estate	698	1,332	2,030	6,006,477	6,008,507
Securities-based loans	—	—	—	2,954,212	2,954,212
Construction and land	—	—	—	521,623	521,623
Commercial real estate	—	—	—	499,825	499,825
Home equity lines of credit	—	29	29	87,872	87,901
Other	22	11	33	32,940	32,973
Total	$720	$16,849	$17,569	$17,743,979	$17,761,548

	As of March 31, 2022*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$15,477	$—	$—	$15,477
Residential real estate	1,332	154	—	1,486
Home equity lines of credit	29	—	—	29
Total	$16,838	$154	$—	$16,992

* There were no loans past due 90 days and still accruing interest at March 31, 2022.

	As of December 31, 2021
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$9,290	$6,571	$15,861	$7,329,892	$7,345,753
Residential real estate	6,194	1,332	7,526	5,474,500	5,482,026
Securities-based loans	—	—	—	2,880,158	2,880,158
Construction and land	—	—	—	511,084	511,084
Commercial real estate	—	1	1	409,846	409,847
Home equity lines of credit	—	—	—	82,508	82,508
Other	44	—	44	32,067	32,111
Total	$15,528	$7,904	$23,432	$16,720,055	$16,743,487

	As of December 31, 2021*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$15,861	$—	$—	$15,861
Residential real estate	1,332	154	—	1,486
Commercial real estate	—	—	1	1
Total	$17,193	$154	$1	$17,348

* There were no loans past due 90 days and still accruing interest at December 31, 2021.

Credit quality indicators

As of March 31, 2022, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2022 and December 31, 2021, 97.6% and 98.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of March 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$7,504,185	$38,000	$98,845	$15,477	$7,656,507
Residential real estate	6,007,175	—	—	1,332	6,008,507
Securities-based loans	2,954,212	—	—	—	2,954,212
Construction and land	501,623	—	20,000	—	521,623
Commercial real estate	499,825	—	—	—	499,825
Home equity lines of credit	87,872	—	29	—	87,901
Other	32,973	—	—	—	32,973
Total	$17,587,865	$38,000	$118,874	$16,809	$17,761,548

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$7,193,435	$38,000	$107,747	$6,571	$7,345,753
Residential real estate	5,480,693	—	84	1,249	5,482,026
Securities-based loans	2,880,158	—	—	—	2,880,158
Construction and land	476,844	14,240	20,000	—	511,084
Commercial real estate	407,298	2,548	—	1	409,847
Home equity lines of credit	82,479	29	—	—	82,508
Other	32,111	—	—	—	32,111
Total	$16,553,018	$54,817	$127,831	$7,821	$16,743,487

	Term Loans Amortized Cost Basis by Origination Year – March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$451,990	$1,641,198	$331,699	$361,033	$400,325	$581,516	$3,736,424	$7,504,185
Special Mention	—	—	—	30,000	8,000	—	—	38,000
Substandard	—	—	—	28,435	46,217	19,808	4,385	98,845
Doubtful	—	—	515	—	8,766	6,196	—	15,477
	$451,990	$1,641,198	$332,214	$419,468	$463,308	$607,520	$3,740,809	$7,656,507
Residential real estate:
Pass	$855,640	$2,659,672	$1,131,094	$519,260	$214,470	$627,039	$—	$6,007,175
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	1,332	—	1,332
	$855,640	$2,659,672	$1,131,094	$519,260	$214,470	$628,371	$—	$6,008,507
Securities-based loans:
Pass	$—	$74,148	$34,445	$88,778	$—	$10,312	$2,746,529	$2,954,212
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$74,148	$34,445	$88,778	$—	$10,312	$2,746,529	$2,954,212
Construction and land:
Pass	$—	$33,532	$162,879	$156,479	$81,151	$67,582	$—	$501,623
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20,000	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$—	$33,532	$162,879	$156,479	$101,151	$67,582	$—	$521,623
Commercial real estate:
Pass	$83,891	$124,648	$72,901	$149,226	$21,951	$47,208	$—	$499,825
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$83,891	$124,648	$72,901	$149,226	$21,951	$47,208	$—	$499,825
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$87,872	$87,872
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	29	29
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$87,901	$87,901
Other:
Pass	$240	$779	$10,000	$—	$1,031	$19,155	$1,768	$32,973
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$240	$779	$10,000	$—	$1,031	$19,155	$1,768	$32,973

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2021	Adjustments	Write-off	March 31, 2022
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	971,883	2,400	—	974,283
	$1,306,892	$2,400	$—	$1,309,292

	December 31, 2021	Adjustments	Amortization	March 31, 2022
Intangible assets
Global Wealth Management	$38,884	$—	$(1,417)	$37,467
Institutional Group	109,273	(2,436)	(3,677)	103,160
	$148,157	$(2,436)	$(5,094)	$140,627

The adjustments to goodwill and intangible assets during the three months ended March 31, 2022 are primarily attributable to the acquisition of Vining Sparks on November 1, 2021.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$223,398	$100,327	$225,900	$97,054
Trade names	30,359	18,586	30,359	17,694
Non-compete agreements	9,240	6,112	9,240	5,684
Core deposits	8,615	6,589	8,615	6,277
Investment banking backlog	4,245	3,733	4,245	3,680
Acquired technology	840	723	840	653
	$276,697	$136,070	$279,199	$131,042

Amortization expense related to intangible assets was $5.1 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at March 31, 2022, are: customer relationships, 9.9 years; trade names, 8.1 years; non-compete agreements, 5.2 years; core deposits, 2.5 years; investment banking backlog, 7.2 years; and acquired technology, 0.5 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of March 31, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2022	$14,063
2023	16,021
2024	15,195
2025	13,180
2026	12,993
Thereafter	67,057
$138,509

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

Our uncommitted secured lines of credit at March 31, 2022, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. We did not borrow on our uncommitted secured lines during the three months ended March 31, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $28.0 million as of March 31, 2022 are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2022 was 0.30%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of March 31, 2022.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(11,253)	(11,522)
Senior notes, net	$1,113,747	$1,113,478

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Demand deposits (interest-bearing)	$23,553,384	$22,626,560
Demand deposits (non-interest-bearing)	618,435	626,633
Certificates of deposit	23,807	27,155
	$24,195,626	$23,280,348

The weighted-average interest rate on deposits was 0.02% and 0.02% at March 31, 2022 and December 31, 2021, respectively.

Scheduled maturities of certificates of deposit at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Certificates of deposit, less than $100,000:
Within one year	$146	$159
One to three years	14	14
Three to five years	—	—
	$160	$173
Certificates of deposit, $100,000 and greater:
Within one year	$16,763	$20,098
One to three years	6,884	6,884
Three to five years	—	—
	23,647	26,982
	$23,807	$27,155

At March 31, 2022 and December 31, 2021, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $3.6 million and $8.6 million, respectively. Brokerage customers’ deposits were $22.2 billion and $21.3 billion, respectively.

NOTE 12 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$234,927	$807,664	$74,646	$1,117,237
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	234,927	807,664	74,646	1,117,237
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(63,746)	(145,189)	(15,708)	(224,643)
Available collateral	(152,808)	(660,294)	(58,938)	(872,040)
Net amount	$18,373	$2,181	$—	$20,554

	As of December 31, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$260,586	$579,866	$52,129	$892,581
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	260,586	579,866	52,129	892,581
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(40,259)	(52,413)	(25,149)	(117,821)
Available collateral	(208,720)	(525,843)	(26,980)	(761,543)
Net amount	$11,607	$1,610	$—	$13,217
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $806.2 million and $578.1 million at March 31, 2022 and December 31, 2021, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $76.8 million and $95.5 million at March 31, 2022 and December 31, 2021, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(372,936)	$(530,195)	$(74,658)	$(977,789)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(372,936)	(530,195)	(74,658)	(977,789)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	63,746	145,189	15,708	224,643
Collateral pledged	309,048	385,006	58,950	753,004
Net amount	$(142)	$—	$—	$(142)

	As of December 31, 2021
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(149,219)	$(385,528)	$(52,147)	$(586,894)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(149,219)	(385,528)	(52,147)	(586,894)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	40,259	52,413	25,149	117,821
Collateral pledged	108,955	333,115	26,998	469,068
Net amount	$(5)	$—	$—	$(5)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $538.4 million and $392.7 million at March 31, 2022 and December 31, 2021, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $23.5 million and $35.7 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 13 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2022, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of March 31, 2022, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $162.8 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2022, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

Karegnondi Water Authority

As previously disclosed, Stifel has been named as a defendant in a United States District Court, Eastern District of Michigan, Southern Division, litigation in connection with the underwriting of bonds to finance the Karegnondi Water Authority (“KWA”) pipeline, a new water pipeline intended to serve Flint, Michigan, and surrounding areas. The lawsuit was filed against JP Morgan Chase, as senior manager, and Stifel and Wells Fargo, as co-managers, who underwrote the bonds for the KWA in 2014. The complaint alleged novel claims against the underwriter defendants, including conspiracy and professional negligence. On March 29, 2022 the court granted our motion to dismiss, and entered judgment dismissing the case with prejudice. On April 28, 2022 we received notification that plaintiffs have appealed the court’s decision granting our motion to dismiss. We intend to continue to defend the matter vigorously, including the court’s decision to dismiss.

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

At March 31, 2022, Stifel had net capital of $584.6 million, which was 38.4% of aggregate debit items and $554.2 million in excess of its minimum required net capital. At March 31, 2022, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2022, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At March 31, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of March 31, 2022 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,029,778	15.2%	$898,151	4.5%	$1,297,329	6.5%
Tier 1 capital	3,714,778	18.6%	1,197,534	6.0%	1,596,713	8.0%
Total capital	3,890,873	19.5%	1,596,713	8.0%	1,995,891	10.0%
Tier 1 leverage	3,714,778	11.3%	1,317,342	4.0%	1,646,678	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,371,166	10.9%	$564,995	4.5%	$816,103	6.5%
Tier 1 capital	1,371,166	10.9%	753,326	6.0%	1,004,435	8.0%
Total capital	1,486,928	11.8%	1,004,435	8.0%	1,255,544	10.0%
Tier 1 leverage	1,371,166	7.1%	777,944	4.0%	972,430	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$340,014	12.7%	$120,083	4.5%	$173,454	6.5%
Tier 1 capital	340,014	12.7%	160,111	6.0%	213,482	8.0%
Total capital	350,314	13.1%	213,482	8.0%	266,852	10.0%
Tier 1 leverage	340,014	7.1%	191,796	4.0%	239,745	5.0%

NOTE 16 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At March 31, 2022 and December 31, 2021, operating lease right-of-use assets were $759.6 million and $750.7 million, respectively, and lease liabilities were $807.0 million and $799.1 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$26,731	$25,123
Short-term lease cost	218	155
Variable lease cost	399	108
Sublease income	(615)	(659)
Net lease cost	$26,733	$24,727

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended March 31, 2022 (in thousands):

Operating lease cash flows	$26,656
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,052
Weighted-average remaining lease term	11.7 years
Weighted-average discount rate	4.05%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of March 31, 2022, (in thousands, except percentages).

Remainder of 2022	$74,253
2023	99,157
2024	97,561
2025	95,990
2026	94,318
Thereafter	563,287
Total undiscounted lease payments	1,024,566
Imputed interest	(217,590)
Total operating lease liabilities	$806,976

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues from contracts with customers:
Commissions	$195,909	$213,614
Investment banking	254,846	339,288
Asset management	341,636	278,147
Interest	6,912	6,091
Other	2,175	16,882
Total revenue from contracts with customers	801,478	854,022
Other sources of revenue:
Interest	158,523	121,449
Principal transactions	159,270	165,006
Other	6,713	8,752
Total revenues	$1,125,984	$1,149,229

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$130,776	$65,133	$—	$195,909
Capital raising	5,147	68,303	—	73,450
Advisory	—	181,396	—	181,396
Investment banking	5,147	249,699	—	254,846
Asset management	341,613	23	—	341,636
Interest	6,864	48	—	6,912
Other	2,122	—	53	2,175
Total	486,522	314,903	53	801,478
Primary Geographic Region:
United States	486,522	262,597	53	749,172
United Kingdom	—	34,308	—	34,308
Canada	—	9,378	—	9,378
Other	—	8,620	—	8,620
	$486,522	$314,903	$53	$801,478

	Three Months Ended March 31, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$147,505	$66,109	$—	$213,614
Capital raising	13,549	195,257	—	208,806
Advisory	—	130,482	—	130,482
Investment banking	13,549	325,739	—	339,288
Asset management	278,109	38	—	278,147
Interest	6,056	35	—	6,091
Other	14,924	—	1,958	16,882
Total	460,143	391,921	1,958	854,022
Primary Geographic Region:
United States	460,143	303,850	1,958	765,951
United Kingdom	—	45,391	—	45,391
Canada	—	29,779	—	29,779
Other	—	12,901	—	12,901
	$460,143	$391,921	$1,958	$854,022

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2022. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2022.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $123.1 million and $187.2 million at March 31, 2022 and December 31, 2021, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the three months ended March 31, 2022.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2022 and December 31, 2021 was $23.6 million and $17.5 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans held for investment, net	$121,337	$87,239
Investment securities	34,262	29,952
Margin balances	6,912	6,091
Financial instruments owned	5,420	2,895
Other	(2,496)	1,363
	$165,435	$127,540
Interest expense:
Senior notes	$11,425	$12,103
Bank deposits	929	1,283
Other	(2,897)	1,054
	$9,457	$14,440

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 6.9 million shares at March 31, 2022.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $32.9 million and $28.1 million for the three months ended March 31, 2022 and 2021, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $19.9 million and $14.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At March 31, 2022, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.1 million, of which 16.5 million were unvested.

At March 31, 2022, there was unrecognized compensation cost for deferred awards of approximately $804.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $3.5 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2022 and December 31, 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $530.2 million and $385.5 million, respectively.

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

At March 31, 2022 and December 31, 2021, Stifel Bancorp had outstanding commitments to originate loans aggregating $723.3 million and $545.5 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2022, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2022 and December 31, 2021, Stifel Bancorp had outstanding letters of credit totaling $23.9 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at March 31, 2022, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2022 and December 31, 2021, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $3.7 billion and $3.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2022, the expected credit losses for unfunded lending commitments was $22.6 million.

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

Information concerning operations in these segments of business for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenues: (1)
Global Wealth Management	$681,725	$631,495
Institutional Group	431,363	506,081
Other	3,439	(2,787)
	$1,116,527	$1,134,789
Income/(loss) before income taxes:
Global Wealth Management	$225,413	$223,231
Institutional Group	96,628	117,188
Other	(94,932)	(112,527)
	$227,109	$227,892

(1)
No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2022 and 2021.

The following table presents our company’s total assets on a segment basis at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Global Wealth Management	$29,378,822	$28,219,800
Institutional Group	4,945,151	5,151,841
Other	763,725	678,074
	$35,087,698	$34,049,715

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$1,055,102	$1,015,895
United Kingdom	43,864	61,218
Canada	7,451	42,356
Other	10,110	15,320
	$1,116,527	$1,134,789

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$173,549	$173,015
Preferred dividends	9,320	8,289
Net income available to common shareholders	$164,229	$164,726
Shares for basic and diluted calculation:
Average shares used in basic computation	109,205	107,746
Dilutive effect of stock options and units (1)	8,935	10,129
Average shares used in diluted computation	118,140	117,875
Earnings per common share:
Basic	$1.50	$1.53
Diluted	$1.39	$1.40

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three months ended March 31, 2022 and 2021, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2022, we declared and paid cash dividends of $0.30 per common share. During the three months ended March 31, 2021, we declared and paid cash dividends of $0.15 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2022, the maximum number of shares that may yet be purchased under this plan was 10.8 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended March 31, 2022. During the three months ended March 31, 2021, we repurchased $12.7 million or 0.2 million shares using existing Board authorizations at an average price of $61.91 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the three months ended March 31, 2022, we issued 2.1 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

Debt and Equity Investments

Our exposure to loss is limited to the total of our carrying value. These investment vehicles have net assets, primarily consisting of aircraft, aircraft engine-related assets, and debt. For these investments, our involvement is primarily limited to management fee arrangements as stipulated by the operating agreements. We have concluded that we are not the primary beneficiary of these VIEs, and therefore, we do not consolidate these entities.

The following table presents the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	March 31, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$490,353	$398,381	$65,935
Partnership Interests	407,701	2,210	—
	$898,054	$400,591	$65,935

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters.

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “External Factors Impacting Our Business” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Results for the three months ended March 31, 2022

For the three months ended March 31, 2022, net revenues decreased 1.6% to $1.12 billion from $1.13 billion during the comparable period in 2021. Net income available to common shareholders decreased 0.3% to $164.2 million, or $1.39 per diluted common share for the three months ended March 31, 2022, compared to $164.7 million, or $1.40 per diluted common share during the comparable period in 2021.

Our revenue decline was primarily attributable to lower capital-raising revenues during the quarter, partially offset by higher asset management revenues, advisory revenues, net interest income, and fixed income transactional revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2022, the NASDAQ, S&P 500, and Dow Jones Industrial Average, closed 9.1%, 4.9%, and 4.6% lower than their December 31, 2021 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$195,909	$213,614	(8.3)	17.5%	18.8%
Principal transactions	159,270	165,006	(3.5)	14.3	14.6
Transactional revenues	355,179	378,620	(6.2)	31.8	33.4
Investment banking	254,846	339,288	(24.9)	22.8	29.9
Asset management	341,636	278,147	22.8	30.6	24.5
Interest	165,435	127,540	29.7	14.8	11.2
Other income	8,888	25,634	(65.3)	0.8	2.3
Total revenues	1,125,984	1,149,229	(2.0)	100.8	101.3
Interest expense	9,457	14,440	(34.5)	0.8	1.3
Net revenues	1,116,527	1,134,789	(1.6)	100.0	100.0
Non-interest expenses:
Compensation and benefits	673,691	697,914	(3.5)	60.3	61.5
Occupancy and equipment rental	77,026	72,032	6.9	6.9	6.3
Communication and office supplies	42,456	41,825	1.5	3.8	3.7
Commissions and floor brokerage	15,887	15,703	1.2	1.4	1.4
Provision for credit losses	8,240	(5,252)	n/m	0.7	(0.5)
Other operating expenses	72,118	84,675	(14.8)	6.6	7.5
Total non-interest expenses	889,418	906,897	(1.9)	79.7	79.9
Income before income taxes	227,109	227,892	(0.3)	20.3	20.1
Provision for income taxes	53,560	54,877	(2.4)	4.8	4.9
Net income	173,549	173,015	0.3	15.5	15.2
Preferred dividends	9,320	8,289	12.4	0.8	0.7
Net income available to common shareholders	$164,229	$164,726	(0.3)	14.7%	14.5%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Net revenues:
Commissions	$195,909	$213,614	(8.3)
Principal transactions	159,270	165,006	(3.5)
Transactional revenues	355,179	378,620	(6.2)
Capital raising	73,450	208,806	(64.8)
Advisory	181,396	130,482	39.0
Investment banking	254,846	339,288	(24.9)
Asset management	341,636	278,147	22.8
Net interest	155,978	113,100	37.9
Other income	8,888	25,634	(65.3)
Total net revenues	$1,116,527	$1,134,789	(1.6)

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2022, commission revenues decreased 8.3% to $195.9 million from $213.6 million in the comparable period in 2021.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended March 31, 2022, principal transactions revenues decreased 3.5% to $159.3 million from $165.0 million in the comparable period in 2021.

Transactional revenues – For the three months ended March 31, 2022, transactional revenues decreased 6.2% to $355.2 million from $378.6 million in the comparable period in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago. Institutional equity transactional revenues declined from the year-ago quarter primarily as a result of trading losses and declines in cash equities. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices, resulting in trading losses compared with trading gains during the prior year period. The decrease was partially offset by improved Institutional fixed income transactional revenue as a result of the Vining Sparks acquisition, which closed in November 2021.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2022, investment banking revenues decreased 24.9% to $254.8 million from $339.3 million in the comparable period in 2021.

Capital-raising revenues decreased 64.8% to $73.5 million for the three months ended March 31, 2022 from $208.8 million in the comparable period in 2021. For the three months ended March 31, 2022, equity capital-raising revenues decreased 79.5% to $32.9 million from $159.9 million in the comparable period in 2021. The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the three months ended March 31, 2022, fixed income capital-raising revenues decreased 17.0% to $40.6 million from $48.9 million in the comparable period in 2021 as microeconomic conditions contributed to lower bond issuances during the first quarter of 2022.

Advisory revenues increased 39.0% to $181.4 million for the three months ended March 31, 2022 from $130.5 million in the comparable period in 2021. The increase is primarily attributable to higher completed advisory transactions.

Asset management – Asset management revenues are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. Fees from private client investment portfolios and institutional fees are typically based on asset values at the end of the prior period. Asset balances are impacted by both the performance of the market and levels of net new client assets. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets.

For the three months ended March 31, 2022, asset management revenues increased 22.8% to $341.6 million from $278.1 million in the comparable period in 2021. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended March 31, 2022, other income decreased 65.3% to $8.9 million from $25.6 million during the comparable period in 2021. The decrease is primarily attributable to a decrease in loan origination fees from the comparable period in 2021.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,340,266	$1,084	0.32%	$1,812,196	$891	0.20%
Financial instruments owned	1,176,011	5,420	1.84%	807,794	2,895	1.43%
Margin balances	1,089,638	6,912	2.54%	961,584	6,091	2.53%
Investment portfolio	7,384,198	34,262	1.86%	6,276,752	29,952	1.91%
Loans	17,478,427	121,337	2.78%	12,115,708	87,239	2.88%
Other interest-bearing assets	760,224	(3,580)	(1.88%)	596,171	472	0.32%
Total interest-earning assets/interest income	$29,228,764	$165,435	2.26%	$22,570,205	$127,540	2.26%
Interest-bearing liabilities:
Stock loan	$328,932	$(6,431)	(7.82%)	$140,035	$(1,403)	(4.01%)
Senior notes	1,113,571	11,425	4.10%	1,112,498	12,103	4.35%
Stifel Capital Trusts	60,000	310	2.07%	60,000	304	2.03%
Deposits	23,129,866	929	0.02%	17,629,605	1,283	0.03%
FHLB	40,422	31	0.30%	15,778	11	0.28%
Other interest-bearing liabilities	1,170,392	3,193	1.09%	1,009,596	2,142	0.85%
Total interest-bearing liabilities/interest expense	$25,843,183	9,457	0.15%	$19,967,512	14,440	0.29%
Net interest income/margin		$155,978	2.13%		$113,100	2.00%

Please refer to Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2022, net interest income increased to $156.0 million from $113.1 million during the comparable period in 2021.

For the three months ended March 31, 2022, interest revenue increased 29.7% to $165.4 million from $127.5 million in the comparable period in 2021, principally as a result of an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $25.5 billion during the three months ended March 31, 2022 compared to $19.4 billion during the comparable period in 2021 at average interest rates of 2.45% and 2.43%, respectively.

For the three months ended March 31, 2022, interest expense decreased 34.5% to $9.5 million from $14.4 million during the comparable period in 2021. The average interest-bearing liabilities of Stifel Bancorp increased to $23.2 billion during the three months ended March 31, 2022 compared to $17.6 billion during the comparable period in 2021 at average interest rates of 0.02% and 0.03%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$673,691	$697,914	(3.5)
Occupancy and equipment rental	77,026	72,032	6.9
Communications and office supplies	42,456	41,825	1.5
Commissions and floor brokerage	15,887	15,703	1.2
Provision for credit losses	8,240	(5,252)	n/m
Other operating expenses	72,118	84,675	(14.8)
Total non-interest expenses	$889,418	$906,897	(1.9)

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

For the three months ended March 31, 2022, compensation and benefits expense decreased 3.5% to $673.7 million from $697.9 million during the comparable period in 2021. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 60.3% for the three months ended March 31, 2022, compared to 61.5% for the three months ended March 31, 2021. The compensation ratio in the first quarter of 2022 benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the three months ended March 31, 2022, occupancy and equipment rental expense increased 6.9% to $77.0 million from $72.0 million during the comparable period in 2021. The increase is primarily attributable to higher data processing costs associated with the continued growth of our business lines.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2022, communications and office supplies expense increased 1.5% to $42.5 million from $41.8 million during the comparable period in 2021.

Commissions and floor brokerage – For the three months ended March 31, 2022, commissions and floor brokerage expense increased 1.2% to $15.9 million from $15.7 million during the comparable period in 2021. The increase is primarily attributable to higher processing expenses, partially offset by lower electronic communication network (“ECN”) trading costs.

Provision for credit losses – For the three months ended March 31, 2022, provision for credit losses increased to $8.2 million from a credit of $5.3 million during the comparable period in 2021. The increase is primarily attributable to the growth in our loan portfolio, partially offset by reserve reductions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2022, other operating expenses decreased 14.8% to $72.1 million from $84.7 million during the comparable period in 2021. The decrease is primarily attributable to lower investment banking transaction expenses and conference-related expenses, partially offset by increases in travel and entertainment expenses, settlement-related expenses, subscription expense, advertising expenses, and professional fees.

Provision for income taxes – For the three months ended March 31, 2022, our provision for income taxes was $53.6 million, representing an effective tax rate of 23.6%, compared to $54.9 million for the comparable period in 2021, representing an effective tax rate of 24.1%.

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

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$130,776	$147,505	(11.3)	19.2%	23.4%
Principal transactions	45,544	53,599	(15.0)	6.7	8.5
Transactional revenues	176,320	201,104	(12.3)	25.9	31.9
Asset management	341,613	278,109	22.8	50.1	44.0
Investment banking	5,147	13,549	(62.0)	0.8	2.1
Interest	163,950	124,375	31.8	24.0	19.7
Other income	1,885	20,958	(91.0)	0.3	3.3
Total revenues	688,915	638,095	8.0	101.1	101.0
Interest expense	7,190	6,600	8.9	1.1	1.0
Net revenues	681,725	631,495	8.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	364,993	336,721	8.4	53.5	53.3
Occupancy and equipment rental	36,937	34,077	8.4	5.4	5.4
Communication and office supplies	14,675	14,402	1.9	2.2	2.3
Commissions and floor brokerage	6,887	6,462	6.6	1.0	1.0
Provision for credit losses	8,240	(5,252)	n/m	1.2	(0.8)
Other operating expenses	24,580	21,854	12.5	3.6	3.5
Total non-interest expenses	456,312	408,264	11.8	66.9	64.7
Income before income taxes	$225,413	$223,231	1.0	33.1%	35.3%

	March 31,
	2022	2021
Branch offices	395	389
Financial advisors	2,229	2,182
Independent contractors	92	92
Total financial advisors	2,321	2,274

NET REVENUES

For the three months ended March 31, 2022, Global Wealth Management net revenues increased 8.0% to a record $681.7 million from $631.5 million for the comparable period in 2021. The increase in net revenues over the comparable period in 2021 is primarily attributable to increases in asset management revenues and net interest income, partially offset by lower transactional revenues, other income, and investment banking revenues.

Commissions – For the three months ended March 31, 2022, commission revenues decreased 11.3% to $130.8 million from $147.5 million in the comparable period in 2021.

Principal transactions – For the three months ended March 31, 2022, principal transactions revenues decreased 15.0% to $45.5 million from $53.6 million in the comparable period in 2021.

Transactional revenues – For the three months ended March 31, 2022, transactional revenues decreased 12.3% to $176.3 million from $201.1 million in the comparable period in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago.

Asset management – For the three months ended March 31, 2022, asset management revenues increased 22.8% to $341.6 million from $278.1 million in the comparable period in 2021. The increase is primarily attributable to higher asset values and strong fee-based assets flows. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	3/31/22	3/31/21	% Change	12/31/21	% Change
Client assets	$421,414,000	$378,615,000	11.3	$435,978,000	(3.3)
Fee-based client assets	$157,910,000	$137,804,000	14.6	$162,428,000	(2.8)
Number of client accounts	1,140,000	1,088,000	4.8	1,125,000	1.3
Number of fee-based client accounts	307,000	273,000	12.5	298,000	3.0

The increase in the value of our client assets and fee-based assets was primarily attributable to the rise in the markets, as well as asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 62.0% to $5.1 million for the three months ended March 31, 2022 from $13.5 million during the comparable period in 2021. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2022, interest revenue increased 31.8% to $164.0 million from $124.4 million in the comparable period in 2021. The increase is primarily attributable to higher interest-earning assets. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended March 31, 2022, other income decreased 91.0% to $1.9 million from $21.0 million in the comparable period in 2021. The decrease is primarily attributable to lower loan origination fees from the comparable period in 2021.

Interest expense – For the three months ended March 31, 2022, interest expense increased 8.9% to $7.2 million from $6.6 million in the comparable period in 2021.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$549,482	$306	0.22%	$962,258	$291	0.12%
U.S. government agencies	2,995	13	1.73	4,002	21	2.10
State and municipal securities (tax-exempt) (1)	2,370	12	1.97	2,393	12	1.97
Mortgage-backed securities	1,007,256	4,408	1.75	905,906	3,266	1.44
Corporate fixed income securities	772,950	4,973	2.57	639,813	5,398	3.37
Asset-backed securities	5,598,627	24,856	1.78	4,724,638	21,255	1.80
Federal Home Loan Bank and other capital stock	50,066	359	2.87	40,730	227	2.23
Loans (2)
Securities-based loans	2,910,709	14,425	1.98	2,002,319	9,733	1.94
Commercial and industrial	7,556,016	61,997	3.28	4,573,558	39,500	3.45
Residential real estate	5,684,563	35,531	2.50	3,994,511	27,038	2.71
Commercial real estate	462,943	3,043	2.63	371,029	3,258	3.51
Home equity lines of credit	83,603	622	2.98	74,855	505	2.70
Construction and land	525,286	4,266	3.25	526,882	4,189	3.18
Other	33,549	183	2.18	38,171	219	2.30
Loans held for sale	221,758	1,270	2.29	534,383	2,797	2.09
Total interest-earning assets (3)	$25,462,173	$156,264	2.45%	$19,395,448	$117,709	2.43%
Cash and due from banks	12,421			19,442
Other non interest-earning assets	160,113			439,722
Total assets	$25,634,707			$19,854,612
Liabilities and stockholders’ equity:
Deposits:
Money market	$22,031,599	$699	0.01%	$16,897,826	$743	0.02%
Time deposits	24,556	161	2.62	93,447	444	1.90
Demand deposits	1,073,467	69	0.03	637,544	96	0.06
Savings	244	—	0.02	788	—	0.05
Federal Home Loan Bank advances	40,422	31	0.30	15,778	11	0.29
Other borrowings	1,063	35	13.24	1,400	28	7.92
Total interest-bearing liabilities (3)	23,171,351	995	0.02%	17,646,783	1,322	0.03%
Non-interest-bearing deposits	631,904			510,437
Other non-interest bearing liabilities	84,225			260,957
Total liabilities	23,887,480			18,418,177
Stockholders’ equity	1,747,227			1,436,435
Total liabilities and stockholders’ equity	$25,634,707			$19,854,612
Net interest income/spread		$155,269	2.43%		$116,387	2.40%
Net interest margin			2.44%			2.40%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(15)	$30	$15
U.S. government agencies	(5)	(3)	(8)
State and municipal securities (tax-exempt)	—	—	—
Mortgage-backed securities	392	750	1,142
Corporate fixed income securities	522	(947)	(425)
Asset-backed securities	3,876	(275)	3,601
Federal Home Loan Bank and other capital stock	59	73	132
Loans
Securities-based loans	4,498	194	4,692
Commercial and industrial	24,365	(1,868)	22,497
Residential real estate	9,370	(877)	8,493
Commercial real estate	2,599	(2,814)	(215)
Home equity lines of credit	63	54	117
Construction and land	(13)	90	77
Other	(26)	(10)	(36)
Loans held for sale	(12,821)	11,294	(1,527)
	$32,864	$5,691	$38,555
Interest expense:
Deposits:
Money market	$5,479	(5,523)	$(44)
Time deposits	(578)	295	(283)
Demand deposits	326	(353)	(27)
Savings	—	—	—
Federal Home Loan Bank advances	19	1	20
Other borrowings	(5)	12	7
	$5,241	$(5,568)	$(327)
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

For the three months ended March 31, 2022, interest revenue of $156.3 million was generated from average interest-earning assets of $25.5 billion at an average interest rate of 2.45%. Interest revenue of $117.7 million for the comparable period in 2021 was generated from average interest-earning assets of $19.4 billion at an average interest rate of 2.43%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended March 31, 2022, interest expense of $1.0 million was incurred from average interest-bearing liabilities of $23.2 billion at an average interest rate of 0.02%. Interest expense of $1.3 million for the comparable period in 2021 was incurred from average interest-bearing liabilities of $17.6 billion at an average interest rate of 0.03%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2022, Global Wealth Management non-interest expenses increased 11.8% to $456.3 million from $408.3 million for the comparable period in 2021.

Compensation and benefits – For the three months ended March 31, 2022, compensation and benefits expense increased 8.4% to $365.0 million from $336.7 million during the comparable period in 2021. The increase over the comparable period in 2021 is principally due to increased variable compensation as a result of revenue growth.

Compensation and benefits expense as a percentage of net revenues was 53.5% for the three months ended March 31, 2022, compared to 53.3% for the comparable period in 2021. The increase is primarily attributable to higher compensable revenues over the comparable period in 2021.

Occupancy and equipment rental – For the three months ended March 31, 2022, occupancy and equipment rental expense increased 8.4% to $36.9 million from $34.1 million during the comparable period in 2021. The increase is primarily attributable to higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the three months ended March 31, 2022, communications and office supplies expense increased 1.9% to $14.7 million from $14.4 million during the comparable period in 2021. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2022, commissions and floor brokerage expense increased 6.6% to $6.9 million from $6.5 million during the comparable period in 2021. The increase is primarily attributable to higher processing expenses, partially offset by lower clearing expenses.

Provision for credit losses – For the three months ended March 31, 2022, provision for credit losses increased to $8.2 million from a credit of $5.3 million during the comparable period in 2021. The increase is primarily attributable to the growth in our loan portfolio, partially offset by reserve reductions.

Other operating expenses – For the three months ended March 31, 2022, other operating expenses increased 12.5% to $24.6 million from $21.9 million during the comparable period in 2021. The increase is primarily attributable to increases in subscriptions, FDIC-insurance expense, travel and entertainment expense, litigation expense, professional fees, and advertising expenses, partially offset by a decrease in conference-related expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2022, income before income taxes increased 1.0% to $225.4 million from $223.2 million during the comparable period in 2021.

Profit margins (income before income taxes as a percent of net revenues) have decreased to 33.1% for the three months ended March 31, 2022, from 35.3% during the comparable period in 2021. Profit margins were negatively impacted by the increase in the provision for credit losses over the comparable period in 2021 and positively impacted by the growth in net revenues.

Results of Operations – Institutional Group

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$65,133	$66,109	(1.5)	15.1%	13.1%
Principal transactions	113,726	111,407	2.1	26.4	22.0
Transactional revenues	178,859	177,516	0.8	41.5	35.1
Capital raising	68,303	195,257	(65.0)	15.8	38.6
Advisory	181,396	130,482	39.0	42.1	25.8
Investment banking	249,699	325,739	(23.3)	57.9	64.4
Interest	5,273	3,815	38.2	1.2	0.8
Other income	589	1,851	(68.2)	0.1	0.3
Total revenues	434,420	508,921	(14.6)	100.7	100.6
Interest expense	3,057	2,840	7.6	0.7	0.6
Net revenues	431,363	506,081	(14.8)	100.0	100.0
Non-interest expenses:
Compensation and benefits	252,347	301,624	(16.3)	58.5	59.6
Occupancy and equipment rental	20,160	16,846	19.7	4.7	3.3
Communication and office supplies	23,075	22,985	0.4	5.3	4.5
Commissions and floor brokerage	9,000	9,242	(2.6)	2.1	1.8
Other operating expenses	30,153	38,196	(21.1)	7.0	7.6
Total non-interest expenses	334,735	388,893	(13.9)	77.6	76.8
Income before income taxes	$96,628	$117,188	(17.5)	22.4%	23.2%

NET REVENUES

For the three months ended March 31, 2022, Institutional Group net revenues decreased 14.8% to $431.4 million from $506.1 million for the comparable period in 2021. The decrease in net revenues was primarily attributable to lower capital-raising revenues and equity transactional revenues, partially offset by an increase in advisory revenues and fixed income transactional revenues.

Commissions – For the three months ended March 31, 2022, commission revenues decreased 1.5% to $65.1 million from $66.1 million in the comparable period in 2021.

Principal transactions – For the three months ended March 31, 2022, principal transactions revenues increased 2.1% to $113.7 million from $111.4 million in the comparable period in 2021.

Transactional revenues – For the three months ended March 31, 2022, institutional transactional revenues increased 0.8% to $178.9 million from $177.5 million in the comparable period in 2021.

For the three months ended March 31, 2022, fixed income institutional transactional revenues increased 24.3% to $122.3 million from $98.4 million in the comparable period in 2021. The increase in fixed income institutional transactional revenues is primarily attributable to revenues from the Vining Sparks acquisition and increased activity in our rates business.

For the three months ended March 31, 2022, equity institutional transactional revenues decreased 28.5% to $56.6 million from $79.1 million during the comparable period in 2021. The decline in equity institutional transactional revenues is primarily attributable to trading losses and declines in cash equities.

Investment banking – For the three months ended March 31, 2022, investment banking revenues decreased 23.3% to $249.7 million from $325.7 million during the comparable period in 2021. The decrease is primarily attributable to lower equity and fixed income capital-raising revenues, partially offset by an increase in advisory revenues.

For the three months ended March 31, 2022, capital-raising revenues decreased 65.0% to $68.3 million from $195.3 million in the comparable period in 2021.

For the three months ended March 31, 2022, equity capital-raising revenues decreased 80.0% to $29.4 million from $147.4 million during the comparable period in 2021. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the three months ended March 31, 2022, fixed income capital-raising revenues decreased 18.7% to $38.9 million from $47.8 million during the comparable period in 2021. The decrease is primarily attributable to lower bond issuances as a result of the microeconomic conditions that existed during the first quarter of 2022.

For the three months ended March 31, 2022, advisory revenues increased 39.0% to $181.4 million from $130.5 million in the comparable period in 2021. The growth is primarily attributable to an increase in completed advisory transactions over the comparable period in 2021.

Interest – For the three months ended March 31, 2022, interest increased 38.2% to $5.3 million from $3.8 million in the comparable period in 2021. The increase is primarily attributable to higher leveraged finance activity.

Other income – For the three months ended March 31, 2022, other income decreased 68.2% to $0.6 million from $1.9 million in the comparable period in 2021. The decrease is primarily attributable to a decrease in investment gains over the comparable period in 2021.

Interest expense – For the three months ended March 31, 2022, interest expense increased 7.6% to $3.1 million from $2.8 million in the comparable period in 2021. The increase is primarily attributable to an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended March 31, 2022, Institutional Group non-interest expenses decreased 13.9% to $334.7 million from $388.9 million for the comparable period in 2021.

Compensation and benefits – For the three months ended March 31, 2022, compensation and benefits expense decreased 16.3% to $252.3 million from $301.6 million during the comparable period in 2021. The decrease is driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 58.5% for the three months ended March 31, 2022, compared to 59.6% for the comparable period in 2021 as a result of lower compensable revenues.

Occupancy and equipment rental – For the three months ended March 31, 2022, occupancy and equipment rental expense increased 19.7% to $20.2 million from $16.8 million during the comparable period in 2021. The increase is attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – For the three months ended March 31, 2022, communications and office supplies expense remained relatively consistent with the comparable period in 2021 at $23.1 million.

Commissions and floor brokerage – For the three months ended March 31, 2022, commissions and floor brokerage expense decreased 2.6% to $9.0 million from $9.2 million during the comparable period in 2021. The decrease is primarily attributable to lower ECN trading costs.

Other operating expenses – For the three months ended March 31, 2022, other operating expenses decreased 21.1% to $30.2 million from $38.2 million during the comparable period in 2021. The decrease is primarily attributable to lower investment banking transaction expenses and litigation-related expenses, partially offset by higher travel and entertainment expenses, conference-related expenses, and subscription expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2022, income before income taxes for the Institutional Group segment decreased 17.5% to $96.6 million from $117.2 million during the comparable period in 2021.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 22.4% for the three months ended March 31, 2022, from 23.2% during the comparable period in 2021. Profit margins were negatively impacted by the decrease in net revenues from the comparable period in 2021.

Results of Operations – Other Segment

Three months ended March 31, 2022 Compared with Three months ended March 31, 2021

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Net revenues	$3,439	$(2,787)	223.4
Non-interest expenses:
Compensation and benefits	56,352	59,569	(5.4)
Other operating expenses	42,019	50,171	(16.2)
Total non-interest expenses	98,371	109,740	(10.4)
Loss before income taxes	$(94,932)	$(112,527)	(15.6)%

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

The following shows the expenses that are part of the Other segment related to acquisitions.

	Three Months Ended March 31,
	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$9,311	$6,174	50.8
Other operating expenses	5,481	9,064	(39.5)
Total non-interest expenses	$14,792	$15,238	(2.9)%

For the three months ended March 31, 2022, compensation and benefits expense increased 50.8% to $9.3 million from $6.2 million in 2021.

For the three months ended March 31, 2022, other operating expenses decreased 39.5% to $5.5 million from $9.1 million in 2021.

The expenses not associated with the activities described above in the Other segment are as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$47,041	$53,395	(11.9)
Other operating expenses	36,538	41,107	(11.1)
Total non-interest expenses	$83,579	$94,502	(11.6)%

For the three months ended March 31, 2022, compensation and benefits expense decreased 11.9% to $47.0 million from $53.4 million in 2021.

For the three months ended March 31, 2022, other operating expenses decreased 11.1% to $36.5 million from $41.1 million in 2021.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $35.1 billion, were up 3.0% over December 31, 2021. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2022, our liabilities were comprised primarily of deposits of $24.2 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.2 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $909.4 million at our broker-dealer subsidiaries, and accrued employee compensation of $391.2 million. To meet our obligations to clients and operating needs, we had $11.5 billion of cash or assets readily convertible into cash at March 31, 2022.

Cash Flow

Cash and cash equivalents decreased $408.2 million to $1.6 billion at March 31, 2022, from $2.0 billion at December 31, 2021. Operating activities used cash of $662.1 million. Investing activities used cash of $935.7 million due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $1.2 billion primarily due to an increase in bank deposits and securities loaned, partially offset by tax payments related to shares withheld for stock-based compensation and dividends paid on our common and preferred stock.

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of our company. The Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate sensitivity of our company’s asset and liability position.

Our assets, consisting mainly of cash or assets readily convertible into cash, are our principal source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, corporate debt, debentures to trusts, client credit balances, short-term bank loans, and proceeds from securities lending, repurchase agreements, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis, securities lending, and repurchase agreements, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

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

As of March 31, 2022, we had $35.1 billion in assets, $11.5 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,555,146	$1,963,326
Receivables from brokers, dealers, and clearing organizations	682,675	574,256
Securities purchased under agreements to resell	807,664	579,866
Financial instruments owned at fair value	1,190,247	1,065,216
Available-for-sale securities at fair value	1,926,144	2,113,893
Held-to-maturity securities at amortized cost	5,316,296	5,348,558
Investments	41,012	34,340
Total cash and assets readily convertible to cash	$11,519,184	$11,679,455

As of March 31, 2022 and December 31, 2021, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2022		December 31, 2021
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$141,811	$—	$132,158	$—
Financial instruments owned at fair value	530,195	530,195	385,528	385,528
Investment portfolio (AFS & HTM)	—	1,783,581	—	1,849,152
	$672,006	$2,313,776	$517,686	$2,234,680

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At March 31, 2022, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See

Note 15 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2022, the maximum number of shares that may yet be purchased under this plan was 10.8 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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

Liquidity stress testing (Firmwide) –A liquidity stress test model is maintained by the Company that measures liquidity outflows across multiple scenarios at the major operating subsidiaries and details the corresponding impact to our holding company and the overall consolidated firm. Liquidity stress tests are utilized to ensure that current exposures are consistent with the Company’s established liquidity risk tolerance and, more specifically, to identify and quantify sources of potential liquidity strain. Further, the stress tests are utilized to analyze possible impacts on the Company’s cash flows, and liquidity position. The outflows are modeled over a 30-day liquidity stress timeframe and include the impact of idiosyncratic and macro-economic stress events.

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
•
Increased demand from customers on the funding of loans and lines of credit

At March 31, 2022, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2022, available cash and highly liquid investments comprised approximately 18% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.6 billion of cash and cash equivalents at March 31, 2022, compared to $2.0 billion at December 31, 2021. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.9 billion in available-for-sale investment securities at March 31, 2022, compared to $2.1 billion at December 31, 2021. As of March 31, 2022, the weighted-average life of the investment securities portfolio was approximately 1.5 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2022, we had $24.2 billion in deposits compared to $23.3 billion at December 31, 2021. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at March 31, 2022, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. We did not borrow on our uncommitted secured lines during the three months ended March 31, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances of $28.0 million are floating-rate advances. The weighted average interest rates during the three months ended March 31, 2022 on these advances was 0.30%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of March 31, 2022.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At March 31, 2022, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $4.6 billion at March 31, 2022 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2022, outstanding Federal Home Loan Bank advances were $28.0 million. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.2 billion with the Fed’s discount window at March 31, 2022. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $22.2 billion at March 31, 2022. At March 31, 2022, there was $28.1 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $45.2 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2022. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2022, and the years ended December 31, 2023, 2024, 2025, 2026, and thereafter are $110.6 million, $120.0 million, $103.8 million, $82.0 million, $73.3 million, and $177.0 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At March 31, 2022, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 19.1 million, of which 16.5 million were unvested. At March 31, 2022, there was unrecognized compensation cost for deferred awards of approximately $804.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2022, and the years ended December 31, 2023, 2024, 2025, 2026, and thereafter are $169.1 million, $194.0 million, $165.8 million, $127.8 million, $87.3 million, and $60.6 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At March 31, 2022, Stifel had net capital of $584.6 million, which was 38.4% of aggregate debit items and $554.2 million in excess of its minimum required net capital. At March 31, 2022, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2022, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2022, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At March 31, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For more information, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material updates to our critical accounting policies and estimates as disclosed in the MD&A of the Company's Annual Report on Form 10-K.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2022, and the daily VaR at March 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022			VaR Calculation at
	High	Low	Daily Average	March 31, 2022	December 31, 2021
Daily VaR	$13,709	$5,832	$8,459	$8,093	$6,044

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

The following table illustrates the estimated change in net interest income at March 31, 2022, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest income
+200	33.8%
+100	16.7
0	—
-100	(14.4)
-200	(15.4)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2022 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,047,217	$376,205	$2,742,230	$3,120,204
Securities	5,652,880	78,338	758,493	896,057
Interest-bearing cash	593,204	—	—	—
	$18,293,301	$454,543	$3,500,723	$4,016,261
Interest-bearing liabilities:
Transaction accounts and savings	$23,578,930	$—	$—	$—
Certificates of deposit	13,731	3,141	6,898	—
Borrowings	28,000	—	—	—
	$23,620,661	$3,141	$6,898	$—
GAP	(5,327,360)	451,402	3,493,825	4,016,261
Cumulative GAP	$(5,327,360)	$(4,875,958)	$(1,382,133)	$2,634,128

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion, and the fair value of the collateral that had been sold or repledged was $530.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2022 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2022.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2021. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2022. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2022.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2022, the maximum number of shares that may yet be purchased under this plan was 10.8 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021; (vi) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

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

Date: May 5, 2022