Form 10-Q
period 2022-06-30
STIFEL FINANCIAL CORP
filed 2022-08-04
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - July 28, 2022
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	106,144,170
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2022	December 31, 2021
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$1,577,677	$1,963,326
Cash segregated for regulatory purposes	30,161	186,331
Receivables:
Brokerage clients, net	1,344,145	1,152,877
Brokers, dealers, and clearing organizations	377,741	574,256
Securities purchased under agreements to resell	608,051	579,866
Financial instruments owned, at fair value	1,271,032	1,157,004
Available-for-sale securities, at fair value	1,879,904	2,113,893
Held-to-maturity securities, at amortized cost	5,883,448	5,348,558
Loans:
Held for investment, net	18,983,186	16,627,847
Held for sale, at lower of cost or market	288,676	207,715
Investments, at fair value	96,519	117,804
Fixed assets, net	171,155	168,206
Operating lease right-of-use assets, net	762,789	750,734
Goodwill	1,309,292	1,306,892
Intangible assets, net	134,866	148,157
Loans and advances to financial advisors and other employees, net	673,079	653,955
Deferred tax assets, net	147,107	111,283
Other assets	937,613	881,011
Total assets	$36,476,441	$34,049,715
Liabilities
Payables:
Brokerage clients	$866,058	$971,924
Brokers, dealers, and clearing organizations	353,638	257,729
Drafts	80,969	122,617
Securities sold under agreements to repurchase	350,206	385,528
Bank deposits	26,009,300	23,280,348
Financial instruments sold, but not yet purchased, at fair value	811,902	756,150
Accrued compensation	475,938	932,804
Accounts payable and accrued expenses	1,229,677	1,134,178
Senior notes	1,114,016	1,113,478
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	31,351,704	29,014,756
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,661,900 and 111,661,763 shares, respectively	16,749	16,749
Additional paid-in-capital	1,884,455	1,922,382
Retained earnings	2,948,280	2,757,208
Accumulated other comprehensive income/(loss)	(110,043)	4,718
Treasury stock, at cost, 5,495,985 and 7,162,850 shares, respectively	(299,704)	(351,098)
Total equity	5,124,737	5,034,959
Total liabilities and equity	$36,476,441	$34,049,715

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Commissions	$186,681	$195,579	$382,590	$409,193
Principal transactions	125,603	152,597	284,873	317,603
Investment banking	271,075	376,443	525,921	715,731
Asset management	331,264	295,869	672,900	574,016
Interest	212,754	133,591	378,189	261,131
Other income	(1,917)	13,235	6,971	38,869
Total revenues	1,125,460	1,167,314	2,251,444	2,316,543
Interest expense	17,334	14,178	26,791	28,618
Net revenues	1,108,126	1,153,136	2,224,653	2,287,925
Non-interest expenses:
Compensation and benefits	652,709	692,054	1,326,400	1,389,968
Occupancy and equipment rental	78,251	70,971	155,277	143,003
Communications and office supplies	43,645	41,308	86,101	83,133
Commissions and floor brokerage	15,106	13,977	30,993	29,680
Provision for credit losses	12,785	(9,652)	21,025	(14,904)
Other operating expenses	87,089	80,453	159,207	165,128
Total non-interest expenses	889,585	889,111	1,779,003	1,796,008
Income from operations before income tax expense	218,541	264,025	445,650	491,917
Provision for income taxes	57,725	65,948	111,285	120,825
Net income	160,816	198,077	334,365	371,092
Preferred dividends	9,321	8,289	18,641	16,578
Net income available to common shareholders	$151,495	$189,788	$315,724	$354,514

Earnings per common share:
Basic	$1.39	$1.76	$2.89	$3.29
Diluted	$1.29	$1.60	$2.68	$3.00

Cash dividends declared per common share	$0.30	$0.15	$0.60	$0.30

Weighted-average number of common shares outstanding:
Basic	109,083	107,837	109,144	107,795
Diluted	117,400	118,602	117,838	118,279

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$160,816	$198,077	$334,365	$371,092
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(57,699)	17,552	(135,530)	(5,118)
Changes in unrealized gains on cash flow hedging instruments	24,746	—	38,339	—
Foreign currency translation adjustment	(14,486)	2,409	(17,570)	4,745
Total other comprehensive income/(loss), net of tax	(47,439)	19,961	(114,761)	(373)
Comprehensive income	$113,377	$218,038	$219,604	$370,719

(1)
Net of tax benefit of $17.0 million and tax expense of $6.6 million for the three months ended June 30, 2022 and 2021, respectively. Net of tax benefit of $38.2 million and tax benefit of $0.2 million for the six months ended June 30, 2022 and 2021, respectively.
(2)
There were no reclassifications to earnings for the three and six months ended June 30, 2022 and 2021.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2022	2021
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$535,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,852,276	1,814,616
Unit amortization, net of forfeitures	35,013	29,434
Distributions under employee plans	(2,815)	2,927
Other	(19)	9
Balance, end of period	1,884,455	1,846,986
Retained earnings:
Balance, beginning of period	2,834,224	2,202,701
Net income	160,816	198,077
Dividends declared:
Common	(37,400)	(18,834)
Preferred	(9,321)	(8,289)
Distributions under employee plans	(927)	(7,559)
Other	888	(189)
Balance, end of period	2,948,280	2,365,907
Accumulated other comprehensive income/(loss):
Balance, beginning of period	(62,604)	7,305
Unrealized gains/(losses) on securities, net of tax	(57,699)	17,552
Unrealized gains on cash flow hedging activities, net of tax	24,746	—
Foreign currency translation adjustment, net of tax	(14,486)	2,409
Balance, end of period	(110,043)	27,266
Treasury stock, at cost:
Balance, beginning of period	(271,301)	(257,499)
Distributions under employee plans	2,263	3,350
Common stock repurchased	(30,666)	(28,969)
Balance, end of period	(299,704)	(283,118)
Total Shareholders' Equity	$5,124,737	$4,508,790

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$535,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,922,382	1,888,982
Unit amortization, net of forfeitures	81,178	64,245
Distributions under employee plans	(119,167)	(106,297)
Other	62	56
Balance, end of period	1,884,455	1,846,986
Retained earnings:
Balance, beginning of period	2,757,208	2,078,135
Net income	334,365	371,092
Dividends declared:
Common	(74,532)	(37,304)
Preferred	(18,641)	(16,578)
Distributions under employee plans	(50,911)	(29,146)
Other	791	(292)
Balance, end of period	2,948,280	2,365,907
Accumulated other comprehensive income/(loss):
Balance, beginning of period	4,718	27,639
Unrealized losses on securities, net of tax	(135,530)	(5,118)
Unrealized gains on cash flow hedging activities, net of tax	38,339	—
Foreign currency translation adjustment, net of tax	(17,570)	4,745
Balance, end of period	(110,043)	27,266
Treasury stock, at cost:
Balance, beginning of period	(351,098)	(307,739)
Distributions under employee plans	82,060	65,628
Common stock repurchased	(30,666)	(41,007)
Balance, end of period	(299,704)	(283,118)
Total Shareholders' Equity	$5,124,737	$4,508,790

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$334,365	$371,092
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,773	21,680
Amortization of loans and advances to financial advisors and other employees	65,539	55,281
Amortization of premium on investment portfolio	6,920	8,907
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	21,025	(14,904)
Amortization of intangible assets	10,578	8,759
Deferred income taxes	351	20,758
Stock-based compensation	75,193	58,571
Losses on sale of investments	14,468	553
Other, net	340	37,985
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(191,268)	(395,262)
Brokers, dealers, and clearing organizations	196,515	(137,575)
Securities purchased under agreements to resell	(28,185)	(405,000)
Financial instruments owned, including those pledged	(114,028)	(550,985)
Loans originated as held for sale	(413,357)	(1,185,385)
Proceeds from mortgages held for sale	345,525	1,532,485
Loans and advances to financial advisors and other employees	(83,150)	(52,624)
Other assets	(4,205)	(140,630)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(105,866)	(64,290)
Brokers, dealers, and clearing organizations	14,806	93,099
Drafts	(41,648)	(32,849)
Financial instruments sold, but not yet purchased	55,752	410,932
Other liabilities and accrued expenses	(383,920)	(76,587)
Net cash used in operating activities	$(200,477)	$(435,989)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns and maturities of available-for-sale securities	$145,373	$239,846
Calls and principal paydowns of held-to-maturity securities	108,789	1,002,163
Sale or maturity of investments	10,092	17,581
Increase in loans held for investment, net	(2,375,896)	(1,975,039)
Payments for:
Purchase of fixed assets	(26,722)	(25,835)
Purchase of available-for-sale securities	(102,917)	(619,446)
Purchase of held-to-maturity securities	(642,356)	(1,558,941)
Purchase of investments	(5,465)	(9,055)
Acquisitions, net of cash received	—	(315)
Net cash used in investing activities	(2,889,102)	(2,929,041)
Cash Flows From Financing Activities:
Payment of contingent consideration	(5,974)	(11,313)
Increase/(decrease) in securities sold under agreements to repurchase	(35,322)	216,291
Increase in bank deposits, net	2,728,952	2,212,303
Increase in securities loaned	81,103	154,112
Tax payments related to shares withheld for stock-based compensation plans	(85,606)	(68,008)
Repurchase of common stock	(30,666)	(41,007)
Cash dividends on preferred stock	(18,641)	(16,578)
Cash dividends paid to common stock and equity-award holders	(68,516)	(31,613)
Net cash provided by financing activities	2,565,330	2,414,187
Effect of exchange rate changes on cash	(17,570)	4,745
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(541,819)	(946,098)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,149,657	2,452,206
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,607,838	$1,506,108
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$111,840	$169,409
Cash paid for interest	38,009	31,634
Noncash financing activities:
Unit grants, net of forfeitures	184,188	135,393

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,577,677	$1,963,326
Cash segregated for regulatory purposes	30,161	186,331
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,607,838	$2,149,657

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

NOTE 2 – New Accounting Pronouncements

Recently Issued Accounting Guidance

Financial Instruments – Credit Losses

In March 2022, the Financial Accounting Standards Board (FASB) issued Account Standards Update (ASU) 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures," which eliminates the accounting guidance for TDRs, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The accounting update is effective for interim and annual periods beginning after December 15, 2022 (January 1, 2023, for our company), and early adoption is permitted. We are currently evaluating the impact that the accounting update will have on our consolidated financial statements.

Fair Value Measurement

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (ASU 2022-03), an update to ASC Topic 820 – Fair Value Measurement. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require new disclosures related to equity securities subject to contractual sale restrictions, including the fair value of such equity securities, the nature and remaining duration of the corresponding restrictions and any circumstances that could cause a lapse in the restrictions.

The amendments are effective for annual reporting periods beginning after December 15, 2023 and for the interim periods within those annual reporting periods. Early adoption is permitted, including in an interim period. We are currently evaluating the impact that the accounting update will have on our consolidated financial statements.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2022 and December 31, 2021, included (in thousands):

	June 30, 2022	December 31, 2021
Deposits paid for securities borrowed	$195,666	$260,586
Receivables from clearing organizations	147,620	278,482
Securities failed to deliver	34,455	35,188
	$377,741	$574,256

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2022 and December 31, 2021, included (in thousands):

	June 30, 2022	December 31, 2021
Deposits received from securities loaned	$230,321	$149,219
Securities failed to receive	86,827	64,170
Payable to clearing organizations	36,490	44,340
	$353,638	$257,729

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$16,318	$11,825	$13,372	$12,721
Mutual funds	5,836	—	7,310	—
Money market funds	3,189	—	3,004	—
Private equity funds	532	1,179	2,376	1,203
Total	$25,875	$13,004	$26,062	$13,924

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and fixed income and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, fixed income and equity securities, and sovereign debt securities.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, are presented below (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$55,870	$55,870	$—	$—
U.S. government agency securities	201,613	—	201,613	—
Agency mortgage-backed securities	349,887	—	349,887	—
Asset-backed securities	128,314	—	83,103	45,211
Corporate securities:
Fixed income securities	230,175	1,639	228,536	—
Equity securities	56,622	51,892	3,717	1,013
State and municipal securities	136,879	—	136,879	—
Other (1)	111,672	—	11,485	100,187
Total financial instruments owned	1,271,032	109,401	1,015,220	146,411
Available-for-sale securities:
U.S. government agency securities	2,272	—	2,272	—
State and municipal securities	2,355	—	2,355	—
Mortgage-backed securities:
Agency	875,784	—	875,784	—
Commercial	68,512	—	68,512	—
Non-agency	487	—	487	—
Corporate fixed income securities	686,906	—	686,906	—
Asset-backed securities	243,588	—	243,588	—
Total available-for-sale securities	1,879,904	—	1,879,904	—
Investments:
Corporate equity securities	24,949	11,410	1,661	11,878
Auction rate securities	13,965	—	—	13,965
Other	34,919	95	45	34,779
Investments in funds and partnerships measured at NAV	22,686
Total investments	96,519	11,505	1,706	60,622
Cash equivalents measured at NAV	3,189
Derivative contracts (2)	102,248	—	102,248	—
	$3,352,892	$120,906	$2,999,078	$207,033

(1) Includes loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Included in other assets in the consolidated statements of financial condition.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$478,722	$478,722	$—	$—
U.S. government agency securities	56,721	—	56,721	—
Agency mortgage-backed securities	122,369	—	122,369	—
Corporate securities:
Fixed income securities	124,305	63	124,242	—
Equity securities	25,034	22,813	2,221	—
Other (3)	4,751	—	1,629	3,122
Total financial instruments sold, but not yet purchased	811,902	501,598	307,182	3,122
Derivative contracts (4)	102,247	—	102,247	—
	$914,149	$501,598	$409,429	$3,122

(3) Includes loans, state and municipal securities, and sovereign debt.

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at March 31, 2022	$53,416	$1,013	$34,960	$11,878	$13,743	$34,725
Unrealized gains	—	—	152	—	222	54
Realized gains	104	—	243	—	—	—
Purchases	1,590	—	74,982	—	—	—
Sales	—	—	(8,318)	—	—	—
Redemptions	(9,899)	—	(1,832)	—	—	—
Net change	(8,205)	—	65,227	—	222	54
Balance at June 30, 2022	$45,211	$1,013	$100,187	$11,878	$13,965	$34,779

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30, 2022
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2021	$64,706	$225	$26,857	$5,754	$13,032	$35,837
Unrealized gains/(losses)	4,750	839	212	6,124	933	(1,012)
Realized gains	1,777	336	568	—	—	992
Purchases	1,590	—	108,204	—	—	—
Sales	—	(387)	(33,218)	—	—	(999)
Redemptions	(27,612)	—	(2,436)	—	—	(39)
Net change	(19,495)	788	73,330	6,124	933	(1,058)
Balance at June 30, 2022	$45,211	$1,013	$100,187	$11,878	$13,965	$34,779

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2022, relating to Level 3 assets still held at June 30, 2022, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2022 and December 31, 2021, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,577,677	$1,577,677	$1,963,326	$1,963,326
Cash segregated for regulatory purposes	30,161	30,161	186,331	186,331
Securities purchased under agreements to resell	608,051	608,051	579,866	579,866
Financial instruments owned	1,271,032	1,271,032	1,157,004	1,157,004
Available-for-sale securities	1,879,904	1,879,904	2,113,893	2,113,893
Held-to-maturity securities	5,883,448	5,595,681	5,348,558	5,343,481
Bank loans	18,983,186	18,740,079	16,627,847	16,704,912
Loans held for sale	288,676	288,676	207,715	207,715
Investments	96,519	96,519	117,804	117,804
Derivative contracts (1)	102,248	102,248	52,129	52,129
Financial liabilities:
Securities sold under agreements to repurchase	$350,206	$350,206	$385,528	$385,528
Bank deposits	26,009,300	24,856,580	23,280,348	22,998,842
Financial instruments sold, but not yet purchased	811,902	811,902	756,150	756,150
Senior notes	1,114,016	1,076,610	1,113,478	1,218,344
Debentures to Stifel Financial Capital Trusts	60,000	54,468	60,000	46,340
Derivative contracts (2)	102,247	102,247	52,147	52,147

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,574,488	$1,574,488	$—	$—
Cash segregated for regulatory purposes	30,161	30,161	—	—
Securities purchased under agreements to resell	608,051	425,461	182,590	—
Held-to-maturity securities	5,595,681	—	5,487,075	108,606
Bank loans	18,740,079	—	18,740,079	—
Loans held for sale	288,676	—	288,676	—
Financial liabilities:
Securities sold under agreements to repurchase	$350,206	$—	$350,206	$—
Bank deposits	24,856,580	—	24,856,580	—
Senior notes	1,076,610	1,076,610	—	—
Debentures to Stifel Financial Capital Trusts	54,468	—	—	54,468

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,960,322	$1,960,322	$—	$—
Cash segregated for regulatory purposes	186,331	186,331	—	—
Securities purchased under agreements to resell	579,866	371,797	208,069	—
Held-to-maturity securities	5,343,481	—	5,205,085	138,396
Bank loans	16,704,912	—	16,704,912	—
Loans held for sale	207,715	—	207,715	—
Financial liabilities:
Securities sold under agreements to repurchase	$385,528	$10,000	$375,528	$—
Bank deposits	22,998,842	—	22,998,842	—
Senior notes	1,218,344	1,218,344	—	—
Debentures to Stifel Financial Capital Trusts	46,340	—	—	46,340

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2022 and December 31, 2021.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2022 and December 31, 2021 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2022 and December 31, 2021 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Financial instruments owned:
U.S. government securities	$55,870	$10,774
U.S. government agency securities	201,613	143,793
Agency mortgage-backed securities	349,887	335,050
Asset-backed securities	128,314	132,087
Corporate securities:
Fixed income securities	230,175	255,999
Equity securities	56,622	75,056
State and municipal securities	136,879	162,335
Other (1)	111,672	41,910
	$1,271,032	$1,157,004
Financial instruments sold, but not yet purchased:
U.S. government securities	$478,722	$377,023
U.S. government agency securities	56,721	37,395
Agency mortgage-backed securities	122,369	156,628
Corporate securities:
Fixed income securities	124,305	153,852
Equity securities	25,034	28,482
Other (2)	4,751	2,770
	$811,902	$756,150

(1) Includes loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes loans, state and municipal securities, and sovereign debt.

At June 30, 2022 and December 31, 2021, financial instruments owned in the amount of $363.3 million and $394.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,414	$—	$(142)	$2,272
State and municipal securities	2,360	—	(5)	2,355
Mortgage-backed securities:
Agency	974,642	2	(98,860)	875,784
Commercial	72,056	—	(3,544)	68,512
Non-agency	484	3	—	487
Corporate fixed income securities	751,424	398	(64,916)	686,906
Asset-backed securities	250,434	2,284	(9,130)	243,588
	$2,053,814	$2,687	$(176,597)	$1,879,904
Held-to-maturity securities (2)
Asset-backed securities	$5,883,448	$2,783	$(290,550)	$5,595,681

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$1,800	$8	$—	$1,808
State and municipal securities	2,372	27	—	2,399
Mortgage-backed securities:
Agency	954,021	7,181	(9,016)	952,186
Commercial	72,765	1,220	—	73,985
Non-agency	564	4	—	568
Corporate fixed income securities	783,289	14,385	(5,781)	791,893
Asset-backed securities	289,702	3,581	(2,229)	291,054
	$2,104,513	$26,406	$(17,026)	$2,113,893
Held-to-maturity securities (2)
Asset-backed securities	$5,348,558	$7,659	$(12,736)	$5,343,481

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2022, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at June 30, 2022 and December 31, 2021 was $39.5 million and $29.1 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

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

There were no sales of available-for-sale securities during the six months ended June 30, 2022 and 2021.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at June 30, 2022 and December 31, 2021 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$12,273	$12,248	$36,671	$36,899
After one year through three years	258,365	255,453	217,606	222,942
After three years through five years	157,670	142,517	192,271	196,380
After five years through ten years	442,412	392,449	455,429	455,848
After ten years	1,183,094	1,077,237	1,202,536	1,201,824
	$2,053,814	$1,879,904	$2,104,513	$2,113,893
Held-to-maturity securities
After three years through five years	$—	$—	$2,825	$2,825
After five years through ten years	2,344,160	2,249,665	2,282,162	2,278,597
After ten years	3,539,288	3,346,016	3,063,571	3,062,059
	$5,883,448	$5,595,681	$5,348,558	$5,343,481

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2022, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$500	$—	$1,772	$—	$2,272
State and municipal securities	—	—	2,355	—	2,355
Mortgage-backed securities:
Agency	35	109	46,251	829,389	875,784
Commercial	—	—	—	68,512	68,512
Non-agency	—	—	487	—	487
Corporate fixed income securities	11,713	397,861	277,332	—	686,906
Asset-backed securities	—	—	64,252	179,336	243,588
	$12,248	$397,970	$392,449	$1,077,237	$1,879,904
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,344,160	$3,539,288	$5,883,448

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2022 and December 31, 2021, securities of $749.0 million and $639.6 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2022 and December 31, 2021, securities of $1.2 billion and $1.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government securities	$(142)	$2,172	$—	$—	$(142)	$2,172
State and municipal securities	(5)	2,355	—	—	(5)	2,355
Mortgage-backed securities:
Agency	(76,068)	738,533	(22,792)	137,188	(98,860)	875,721
Commercial	(3,544)	68,512	—	—	(3,544)	68,512
Corporate fixed income securities	(64,916)	657,937	—	—	(64,916)	657,937
Asset-backed securities	(8,098)	121,605	(1,032)	32,266	(9,130)	153,871
	$(152,773)	$1,591,114	$(23,824)	$169,454	$(176,597)	$1,760,568

At June 30, 2022, the amortized cost of 287 securities classified as available for sale exceeded their fair value by $176.6 million, of which $23.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2022, was $1.8 billion, which was 93.7% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at June 30, 2022 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,174,723	$4,701,488	$5,000	$2,237	$5,883,448

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2022 and December 31, 2021 (in thousands, except percentages):

	June 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Commercial and industrial	$8,347,410	43.6%	$7,345,753	43.9%
Residential real estate	6,607,825	34.5	5,482,026	32.7
Securities-based loans	2,993,552	15.6	2,880,158	17.2
Commercial real estate	629,459	3.3	409,847	2.4
Construction and land	432,039	2.3	511,084	3.1
Home equity lines of credit	103,096	0.5	82,508	0.5
Other	45,239	0.2	32,111	0.2
Gross bank loans	19,158,620	100.0%	16,743,487	100.0%
Unamortized loan discount, net	—		(150)
Loans in process	(53,332)		(10,134)
Unamortized loan fees, net	(14,620)		(6,012)
Allowance for loan losses	(107,482)		(99,344)
Loans held for investment, net	$18,983,186		$16,627,847

At June 30, 2022 and December 31, 2021, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $26.8 million and $27.2 million, respectively.

At June 30, 2022 and December 31, 2021, we had loans held for sale of $288.7 million and $207.7 million, respectively. For the three months ended June 30, 2022 and 2021, we recognized a loss of $0.1 million and gain of $7.5 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2022 and 2021, we recognized gains of $0.6 million and $21.4 million, respectively, from the sale of originated loans, net of fees and costs.

At June 30, 2022 and December 31, 2021, loans, primarily consisting of residential and commercial real estate loans of $6.0 billion and $4.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at June 30, 2022 and December 21, 2021 was $39.1 million and $27.4 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022 (in thousands).

	Three Months Ended June 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,580	$12,770	$—	$2	$67,352
Residential real estate	32,927	(10,312)	—	—	22,615
Commercial real estate	3,680	2,803	—	—	6,483
Construction and land	8,121	(2,267)	—	—	5,854
Securities-based loans	3,976	36	(36)	—	3,976
Home equity lines of credit	683	239	—	—	922
Other	231	49	—	—	280
	$104,198	$3,318	$(36)	$2	$107,482

	Six Months Ended June 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$53,529	$13,821	$—	$2	$67,352
Residential real estate	28,560	(5,945)	—	—	22,615
Commercial real estate	3,934	2,549	—	—	6,483
Construction and land	8,536	(2,682)	—	—	5,854
Securities-based loans	4,006	6	(36)	—	3,976
Home equity lines of credit	511	411	—	—	922
Other	268	12	—	—	280
	$99,344	$8,172	$(36)	$2	$107,482

The provision for unfunded lending commitments was $9.5 million and $12.9 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, we released $5.5 million and $7.3 million, respectively, of the provision for unfunded lending commitments. The provision for unfunded lending commitments is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 (in thousands).

	Three Months Ended June 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$56,316	$(5,105)	$(4,268)	$—	$46,943
Residential real estate	16,665	4,602	—	—	21,267
Construction and land	18,873	(2,920)	—	—	15,953
Commercial real estate	13,060	(1,157)	—	—	11,903
Securities-based loans	2,169	350	—	—	2,519
Home equity lines of credit	341	85	—	—	426
Other	244	(59)	—	—	185
	$107,668	$(4,204)	$(4,268)	$—	$99,196

	Six Months Ended June 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,222	$(15,077)	$(5,202)	$—	$46,943
Residential real estate	16,300	4,967	—	—	21,267
Construction and land	17,275	(1,322)	—	—	15,953
Commercial real estate	8,580	3,323	—	—	11,903
Securities-based loans	2,015	504	—	—	2,519
Home equity lines of credit	374	52	—	—	426
Other	263	(78)	—	—	185
	$112,029	$(7,631)	$(5,202)	$—	$99,196

At June 30, 2022, we had $29.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at June 30, 2022 was $7.7 million. At December 31, 2021, we had $17.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2021 was $6.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2022 and 2021, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at June 30, 2022 and December 31, 2021 by portfolio segment (in thousands):

	As of June 30, 2022
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$15,368	$15,368	$8,332,042	$8,347,410
Residential real estate	1,447	1,790	3,237	6,604,588	6,607,825
Securities-based loans	—	—	—	2,993,552	2,993,552
Commercial real estate	—	—	—	629,459	629,459
Construction and land	—	—	—	432,039	432,039
Home equity lines of credit	699	—	699	102,397	103,096
Other	13	14	27	45,212	45,239
Total	$2,159	$17,172	$19,331	$19,139,289	$19,158,620

	As of June 30, 2022*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$27,352	$—	$—	$27,352
Residential real estate	1,790	153	—	1,943
Other	14	—	—	14
Total	$29,156	$153	$—	$29,309

* There were no loans past due 90 days and still accruing interest at June 30, 2022.

	As of December 31, 2021
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$9,290	$6,571	$15,861	$7,329,892	$7,345,753
Residential real estate	6,194	1,332	7,526	5,474,500	5,482,026
Securities-based loans	—	—	—	2,880,158	2,880,158
Construction and land	—	—	—	511,084	511,084
Commercial real estate	—	1	1	409,846	409,847
Home equity lines of credit	—	—	—	82,508	82,508
Other	44	—	44	32,067	32,111
Total	$15,528	$7,904	$23,432	$16,720,055	$16,743,487

	As of December 31, 2021*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$15,861	$—	$—	$15,861
Residential real estate	1,332	154	—	1,486
Commercial real estate	—	—	1	1
Total	$17,193	$154	$1	$17,348

* There were no loans past due 90 days and still accruing interest at December 31, 2021.

Credit quality indicators

As of June 30, 2022, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At June 30, 2022 and December 31, 2021, 97.4% and 98.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$8,200,462	$30,000	$89,596	$27,352	$8,347,410
Residential real estate	6,606,035	—	74	1,716	6,607,825
Securities-based loans	2,993,549	—	—	3	2,993,552
Commercial real estate	609,459	—	20,000	—	629,459
Construction and land	432,039	—	—	—	432,039
Home equity lines of credit	103,096	—	—	—	103,096
Other	45,225	—	—	14	45,239
Total	$18,989,865	$30,000	$109,670	$29,085	$19,158,620

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$7,193,435	$38,000	$107,747	$6,571	$7,345,753
Residential real estate	5,480,693	—	84	1,249	5,482,026
Securities-based loans	2,880,158	—	—	—	2,880,158
Construction and land	476,844	14,240	20,000	—	511,084
Commercial real estate	407,298	2,548	—	1	409,847
Home equity lines of credit	82,479	29	—	—	82,508
Other	32,111	—	—	—	32,111
Total	$16,553,018	$54,817	$127,831	$7,821	$16,743,487

	Term Loans Amortized Cost Basis by Origination Year – June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$966,755	$1,645,898	$359,765	$291,693	$422,874	$538,748	$3,974,729	$8,200,462
Special Mention	—	—	—	30,000	—	—	—	30,000
Substandard	—	—	—	28,224	45,355	11,828	4,189	89,596
Doubtful	—	11,984	468	—	8,775	6,125	—	27,352
	$966,755	$1,657,882	$360,233	$349,917	$477,004	$556,701	$3,978,918	$8,347,410
Residential real estate:
Pass	$1,764,281	$2,573,959	$1,050,178	$470,393	$194,258	$552,966	$—	$6,606,035
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	74	—	74
Doubtful	—	—	—	—	—	1,716	—	1,716
	$1,764,281	$2,573,959	$1,050,178	$470,393	$194,258	$554,756	$—	$6,607,825
Securities-based loans:
Pass	$1,049	$48,119	$33,218	$89,378	$—	$10,312	$2,811,473	$2,993,549
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	3	3
	$1,049	$48,119	$33,218	$89,378	$—	$10,312	$2,811,476	$2,993,552
Commercial real estate:
Pass	$162,591	$125,644	$72,644	$141,162	$58,384	$49,034	$—	$609,459
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20,000	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$162,591	$125,644	$72,644	$141,162	$78,384	$49,034	$—	$629,459
Construction and land:
Pass	$26,193	$56,293	$183,362	$104,565	$45,116	$16,510	$—	$432,039
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$26,193	$56,293	$183,362	$104,565	$45,116	$16,510	$—	$432,039
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$103,096	$103,096
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$103,096	$103,096
Other:
Pass	$7,263	$782	$10,000	$—	$1,581	$24,105	$1,494	$45,225
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	14	14
	$7,263	$782	$10,000	$—	$1,581	$24,105	$1,508	$45,239

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2021	Adjustments	Write-off	June 30, 2022
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	971,883	2,400	—	974,283
	$1,306,892	$2,400	$—	$1,309,292

	December 31, 2021	Adjustments	Amortization	June 30, 2022
Intangible assets
Global Wealth Management	$38,884	$—	$(2,763)	$36,121
Institutional Group	109,273	(2,713)	(7,815)	98,745
	$148,157	$(2,713)	$(10,578)	$134,866

The adjustments to goodwill and intangible assets during the six months ended June 30, 2022 are primarily attributable to the acquisition of Vining Sparks on November 1, 2021.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$222,163	$103,196	$225,900	$97,054
Trade names	30,359	19,404	30,359	17,694
Non-compete agreements	9,240	6,372	9,240	5,684
Core deposits	8,615	6,878	8,615	6,277
Investment banking backlog	4,245	3,953	4,245	3,680
Acquired technology	840	793	840	653
	$275,462	$140,596	$279,199	$131,042

Amortization expense related to intangible assets was $5.5 million and $4.5 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $10.6 million and $8.8 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2022, are: customer relationships, 9.6 years; trade names, 7.8 years; non-compete agreements, 4.9 years; core deposits, 2.2 years; investment banking backlog, 6.9 years; and acquired technology, 0.2 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of June 30, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2022	$8,983
2023	15,940
2024	15,060
2025	13,046
2026	12,654
Thereafter	67,065
$132,748

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

Our uncommitted secured lines of credit at June 30, 2022, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $85.0 million during the six months ended June 30, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2022 was 0.86% and 0.80%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2022, there were no Federal Home Loan advances.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of June 30, 2022.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(10,984)	(11,522)
Senior notes, net	$1,114,016	$1,113,478

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Demand deposits (interest-bearing)	$25,670,438	$22,626,560
Demand deposits (non-interest-bearing)	319,682	626,633
Certificates of deposit	19,180	27,155
	$26,009,300	$23,280,348

The weighted-average interest rate on deposits was 0.04% and 0.02% at June 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of certificates of deposit at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Certificates of deposit, less than $100,000:
Within one year	$36	$159
One to three years	14	14
Three to five years	—	—
	$50	$173
Certificates of deposit, $100,000 and greater:
Within one year	$19,130	$20,098
One to three years	—	6,884
Three to five years	—	—
	19,130	26,982
	$19,180	$27,155

At June 30, 2022 and December 31, 2021, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $1.2 million and $8.6 million, respectively. Brokerage customers’ deposits were $23.8 billion and $21.3 billion, respectively.

NOTE 12 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$195,666	$608,051	$102,248	$905,965
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	195,666	608,051	102,248	905,965
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(34,712)	(71,980)	(4,955)	(111,647)
Available collateral	(140,893)	(535,382)	(75,934)	(752,209)
Net amount	$20,061	$689	$21,359	$42,109

	As of December 31, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$260,586	$579,866	$52,129	$892,581
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	260,586	579,866	52,129	892,581
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(40,259)	(52,413)	(25,149)	(117,821)
Available collateral	(208,720)	(525,843)	(26,980)	(761,543)
Net amount	$11,607	$1,610	$—	$13,217
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $610.3 million and $578.1 million at June 30, 2022 and December 31, 2021, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $47.9 million and $95.5 million at June 30, 2022 and December 31, 2021, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(230,321)	$(350,206)	$(102,247)	$(682,774)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(230,321)	(350,206)	(102,247)	(682,774)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	34,712	71,980	4,955	111,647
Collateral pledged	177,035	278,226	39,471	494,732
Net amount	$(18,574)	$—	$(57,821)	$(76,395)

	As of December 31, 2021
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(149,219)	$(385,528)	$(52,147)	$(586,894)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(149,219)	(385,528)	(52,147)	(586,894)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	40,259	52,413	25,149	117,821
Collateral pledged	108,955	333,115	26,998	469,068
Net amount	$(5)	$—	$—	$(5)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $358.7 million and $392.7 million at June 30, 2022 and December 31, 2021, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $14.1 million and $35.7 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 13 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2022, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of June 30, 2022, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $120.3 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2022, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2022, Stifel had net capital of $627.1 million, which was 41.0% of aggregate debit items and $596.5 million in excess of its minimum required net capital. At June 30, 2022, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2022, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At June 30, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2022 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,151,794	14.8%	$957,656	4.5%	$1,383,280	6.5%
Tier 1 capital	3,836,794	18.0%	1,276,874	6.0%	1,702,499	8.0%
Total capital	4,025,640	18.9%	1,702,499	8.0%	2,128,123	10.0%
Tier 1 leverage	3,836,794	11.2%	1,373,208	4.0%	1,716,509	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,482,526	10.8%	$620,257	4.5%	$895,927	6.5%
Tier 1 capital	1,482,526	10.8%	827,009	6.0%	1,102,679	8.0%
Total capital	1,606,604	11.7%	1,102,679	8.0%	1,378,349	10.0%
Tier 1 leverage	1,482,526	7.1%	839,882	4.0%	1,049,852	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$346,827	11.7%	$133,692	4.5%	$193,110	6.5%
Tier 1 capital	346,827	11.7%	178,256	6.0%	237,674	8.0%
Total capital	358,934	12.1%	237,674	8.0%	297,093	10.0%
Tier 1 leverage	346,827	7.2%	192,330	4.0%	240,413	5.0%

NOTE 16 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At June 30, 2022 and December 31, 2021, operating lease right-of-use assets were $762.8 million and $750.7 million, respectively, and lease liabilities were $807.2 million and $799.1 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease cost	$25,542	$25,367
Short-term lease cost	379	78
Variable lease cost	326	233
Sublease income	(580)	(649)
Net lease cost	$25,667	$25,029

	Six Months Ended June 30,
	2022	2021
Operating lease cost	$52,273	$50,490
Short-term lease cost	597	233
Variable lease cost	725	341
Sublease income	(1,195)	(1,308)
Net lease cost	$52,400	$49,756

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the six months ended June 30, 2022 (in thousands):

Operating lease cash flows	$52,593
Right-of-use assets obtained in exchange for new operating lease liabilities	$56,524
Weighted-average remaining lease term	11.5 years
Weighted-average discount rate	3.98%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of June 30, 2022, (in thousands, except percentages).

Remainder of 2022	$50,741
2023	100,802
2024	98,834
2025	96,944
2026	95,296
Thereafter	576,550
Total undiscounted lease payments	1,019,167
Imputed interest	(211,983)
Total operating lease liabilities	$807,184

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues from contracts with customers:
Commissions	$186,681	$195,579
Investment banking	271,075	376,443
Asset management	331,264	295,869
Interest	8,732	6,286
Other	1,533	8,357
Total revenue from contracts with customers	799,285	882,534
Other sources of revenue:
Interest	204,022	127,305
Principal transactions	125,603	152,597
Other	(3,450)	4,878
Total revenues	$1,125,460	$1,167,314

	Six Months Ended June 30,
	2022	2021
Revenues from contracts with customers:
Commissions	$382,590	$409,193
Investment banking	525,921	715,731
Asset management	672,900	574,016
Interest	15,644	12,377
Other	3,708	25,239
Total revenue from contracts with customers	1,600,763	1,736,556
Other sources of revenue:
Interest	362,545	248,754
Principal transactions	284,873	317,603
Other	3,263	13,630
Total revenues	$2,251,444	$2,316,543

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$122,004	$64,677	$—	$186,681
Capital raising	5,056	66,463	—	71,519
Advisory	—	199,556	—	199,556
Investment banking	5,056	266,019	—	271,075
Asset management	331,243	21	—	331,264
Interest	8,600	132	—	8,732
Other	1,472	—	61	1,533
Total	468,375	330,849	61	799,285
Primary Geographic Region:
United States	468,375	277,565	61	746,001
United Kingdom	—	37,047	—	37,047
Canada	—	7,824	—	7,824
Other	—	8,413	—	8,413
	$468,375	$330,849	$61	$799,285

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Three Months Ended June 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$139,653	$55,926	$—	$195,579
Capital raising	11,898	157,880	—	169,778
Advisory	—	206,665	—	206,665
Investment banking	11,898	364,545	—	376,443
Asset management	295,847	22	—	295,869
Interest	6,246	40	—	6,286
Other	8,422	—	(65)	8,357
Total	462,066	420,533	(65)	882,534
Primary Geographic Region:
United States	462,066	344,495	(65)	806,496
United Kingdom	—	45,824	—	45,824
Canada	—	21,350	—	21,350
Other	—	8,864	—	8,864
	$462,066	$420,533	$(65)	$882,534

	Six Months Ended June 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$252,780	$129,810	$—	$382,590
Capital raising	10,203	134,766	—	144,969
Advisory	—	380,952	—	380,952
Investment banking	10,203	515,718	—	525,921
Asset management	672,856	44	—	672,900
Interest	15,464	180	—	15,644
Other	3,594	—	114	3,708
Total	954,897	645,752	114	1,600,763
Primary Geographic Region:
United States	954,897	540,162	114	1,495,173
United Kingdom	—	71,355	—	71,355
Canada	—	17,202	—	17,202
Other	—	17,033	—	17,033
	$954,897	$645,752	$114	$1,600,763

	Six Months Ended June 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$287,158	$122,035	$—	$409,193
Capital raising	25,447	353,137	—	378,584
Advisory	—	337,147	—	337,147
Investment banking	25,447	690,284	—	715,731
Asset management	573,956	60	—	574,016
Interest	12,302	75	—	12,377
Other	23,346	—	1,893	25,239
Total	922,209	812,454	1,893	1,736,556
Primary Geographic Region:
United States	922,209	648,345	1,893	1,572,447
United Kingdom	—	91,215	—	91,215
Canada	—	51,129	—	51,129
Other	—	21,765	—	21,765
	$922,209	$812,454	$1,893	$1,736,556

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2022. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2022.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $146.5 million and $187.2 million at June 30, 2022 and December 31, 2021, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the six months ended June 30, 2022.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2022 and December 31, 2021 was $14.7 million and $17.5 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans held for investment, net	$150,351	$92,379	$271,688	$179,618
Investment securities	46,046	31,539	80,308	61,491
Margin balances	8,732	6,286	15,644	12,377
Financial instruments owned	4,057	2,543	9,477	5,438
Other	3,568	844	1,072	2,207
	$212,754	$133,591	$378,189	$261,131
Interest expense:
Senior notes	$11,274	$11,971	$22,699	$24,074
Bank deposits	3,599	1,214	4,528	2,497
Other	2,461	993	(436)	2,047
	$17,334	$14,178	$26,791	$28,618

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 6.6 million shares at June 30, 2022.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $34.8 million and $29.5 million for the three months ended June 30, 2022 and 2021, respectively, and $67.7 million and $57.5 million for the six months ended June 30, 2022 and 2021, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $24.4 million and $16.5 million for the three months ended June 30, 2022 and 2021, respectively, and $44.3 million and $30.9 million for the six months ended June 30, 2022 and 2021, respectively.

Deferred Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to four years.

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2022, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 18.2 million, of which 15.7 million were unvested.

At June 30, 2022, there was unrecognized compensation cost for deferred awards of approximately $770.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.4 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively and $7.9 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2022 and December 31, 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $350.2 million and $385.5 million, respectively.

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

At June 30, 2022 and December 31, 2021, Stifel Bancorp had outstanding commitments to originate loans aggregating $516.1 million and $545.5 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2022, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2022 and December 31, 2021, Stifel Bancorp had outstanding letters of credit totaling $25.0 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at June 30, 2022, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2022 and December 31, 2021, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $4.6 billion and $3.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2022, the expected credit losses for unfunded lending commitments was $32.1 million.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues: (1)
Global Wealth Management	$697,980	$637,567	$1,379,705	$1,269,062
Institutional Group	411,364	520,811	842,727	1,026,892
Other	(1,218)	(5,242)	2,221	(8,029)
	$1,108,126	$1,153,136	$2,224,653	$2,287,925
Income/(loss) before income taxes:
Global Wealth Management	$245,152	$227,305	$470,565	$450,536
Institutional Group	72,992	141,494	169,620	258,682
Other	(99,603)	(104,774)	(194,535)	(217,301)
	$218,541	$264,025	$445,650	$491,917

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2022 and 2021.

The following table presents our company’s total assets on a segment basis at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Global Wealth Management	$31,251,497	$28,219,800
Institutional Group	4,724,955	5,151,841
Other	499,989	678,074
	$36,476,441	$34,049,715

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$1,042,369	$1,058,541	$2,097,471	$2,074,436
United Kingdom	49,992	58,507	93,856	119,725
Canada	5,933	24,656	13,384	67,012
Other	9,832	11,432	19,942	26,752
	$1,108,126	$1,153,136	$2,224,653	$2,287,925

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$160,816	$198,077	$334,365	$371,092
Preferred dividends	9,321	8,289	18,641	16,578
Net income available to common shareholders	$151,495	$189,788	$315,724	$354,514
Shares for basic and diluted calculation:
Average shares used in basic computation	109,083	107,837	109,144	107,795
Dilutive effect of stock options and units (1)	8,317	10,765	8,694	10,484
Average shares used in diluted computation	117,400	118,602	117,838	118,279
Earnings per common share:
Basic	$1.39	$1.76	$2.89	$3.29
Diluted	$1.29	$1.60	$2.68	$3.00

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and six months ended June 30, 2022 and 2021, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2022, we declared and paid cash dividends of $0.30 and $0.60 per common share. During the three and six months ended June 30, 2021, we declared and paid cash dividends of $0.15 and $0.30 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2022, the maximum number of shares that may yet be purchased under this plan was 10.3 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three and six months ended June 30, 2022, we repurchased $30.7 million, or 0.5 million shares using existing Board authorizations at an average price of $60.68 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended June 30, 2021, we repurchased $29.0 million, or 0.4 million shares using existing Board authorizations at an average price of $65.85 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the six months ended June 30, 2021, we repurchased $41.7 million, or 0.6 million shares using existing Board authorizations at an average price of $64.60 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the six months ended June 30, 2022, we issued 2.2 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

The following table presents the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	June 30, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$469,679	$379,966	$55,902
Partnership Interests	402,403	1,088	—
	$872,082	$381,054	$55,902

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

On July 1, 2022, the Company acquired ACXIT Capital Partners, a leading independent corporate finance and financial advisory firm serving European middle-market clients and entrepreneurs.

Results for the three and six months ended June 30, 2022

For the three months ended June 30, 2022, net revenues decreased 3.9% to $1.1 billion from $1.2 billion during the comparable period in 2021. Net income available to common shareholders decreased 20.2% to $151.5 million, or $1.29 per diluted common share for the three months ended June 30, 2022, compared to $189.8 million, or $1.60 per diluted common share during the comparable period in 2021.

Our revenue decline was primarily attributable to lower capital-raising, transactional, and advisory revenues during the quarter, partially offset by higher net interest income and asset management revenues.

For the six months ended June 30, 2022, net revenues decreased 2.8% to $2.2 billion compared to $2.3 billion during the comparable period in 2021. Net income available to common shareholders decreased 10.9% to $315.7 million, or $2.68 per diluted common share for the six months ended June 30, 2022, compared to $354.5 million, or $3.00 per diluted common share during the comparable period in 2021.

Our revenue decline was primarily attributable to lower capital-raising and transactional revenues, partially offset by higher net interest income, asset management revenues, and advisory revenues.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2022, the NASDAQ, S&P 500, and Dow Jones Industrial Average, closed 29.5%, 20.6%, and 15.3% lower than their December 31, 2021 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$186,681	$195,579	(4.5)	16.8%	17.0%
Principal transactions	125,603	152,597	(17.7)	11.4	13.2
Transactional revenues	312,284	348,176	(10.3)	28.2	30.2
Investment banking	271,075	376,443	(28.0)	24.5	32.6
Asset management	331,264	295,869	12.0	29.9	25.7
Interest	212,754	133,591	59.3	19.2	11.6
Other income	(1,917)	13,235	(114.5)	(0.2)	1.1
Total revenues	1,125,460	1,167,314	(3.6)	101.6	101.2
Interest expense	17,334	14,178	22.3	1.6	1.2
Net revenues	1,108,126	1,153,136	(3.9)	100.0	100.0
Non-interest expenses:
Compensation and benefits	652,709	692,054	(5.7)	58.9	60.0
Occupancy and equipment rental	78,251	70,971	10.3	7.1	6.2
Communication and office supplies	43,645	41,308	5.7	3.9	3.6
Commissions and floor brokerage	15,106	13,977	8.1	1.4	1.2
Provision for credit losses	12,785	(9,652)	n/m	1.2	(0.8)
Other operating expenses	87,089	80,453	8.2	7.8	6.9
Total non-interest expenses	889,585	889,111	0.1	80.3	77.1
Income before income taxes	218,541	264,025	(17.2)	19.7	22.9
Provision for income taxes	57,725	65,948	(12.5)	5.2	5.7
Net income	160,816	198,077	(18.8)	14.5	17.2
Preferred dividends	9,321	8,289	12.5	0.8	0.7
Net income available to common shareholders	$151,495	$189,788	(20.2)	13.7%	16.5%

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$382,590	$409,193	(6.5)	17.2%	17.9%
Principal transactions	284,873	317,603	(10.3)	12.8	13.9
Transactional revenues	667,463	726,796	(8.2)	30.0	31.8
Investment banking	525,921	715,731	(26.5)	23.6	31.3
Asset management	672,900	574,016	17.2	30.2	25.1
Interest	378,189	261,131	44.8	17.0	11.4
Other income	6,971	38,869	(82.1)	0.4	1.7
Total revenues	2,251,444	2,316,543	(2.8)	101.2	101.3
Interest expense	26,791	28,618	(6.4)	1.2	1.3
Net revenues	2,224,653	2,287,925	(2.8)	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,326,400	1,389,968	(4.6)	59.6	60.8
Occupancy and equipment rental	155,277	143,003	8.6	7.0	6.3
Communication and office supplies	86,101	83,133	3.6	3.9	3.6
Commissions and floor brokerage	30,993	29,680	4.4	1.4	1.3
Provision for credit losses	21,025	(14,904)	n/m	0.9	(0.7)
Other operating expenses	159,207	165,128	(3.6)	7.2	7.2
Total non-interest expenses	1,779,003	1,796,008	(0.9)	80.0	78.5
Income before income taxes	445,650	491,917	(9.4)	20.0	21.5
Provision for income taxes	111,285	120,825	(7.9)	5.0	5.3
Net income	334,365	371,092	(9.9)	15.0	16.2
Preferred dividends	18,641	16,578	12.4	0.8	0.7
Net income available to common shareholders	$315,724	$354,514	(10.9)	14.2%	15.5%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net revenues:
Commissions	$186,681	$195,579	(4.5)	$382,590	$409,193	(6.5)
Principal transactions	125,603	152,597	(17.7)	284,873	317,603	(10.3)
Transactional revenues	312,284	348,176	(10.3)	667,463	726,796	(8.2)
Capital raising	71,519	169,778	(57.9)	144,969	378,584	(61.7)
Advisory	199,556	206,665	(3.4)	380,952	337,147	13.0
Investment banking	271,075	376,443	(28.0)	525,921	715,731	(26.5)
Asset management	331,264	295,869	12.0	672,900	574,016	17.2
Net interest	195,420	119,413	63.7	351,398	232,513	51.1
Other income	(1,917)	13,235	(114.5)	6,971	38,869	(82.1)
Total net revenues	$1,108,126	$1,153,136	(3.9)	$2,224,653	$2,287,925	(2.8)

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2022, commission revenues decreased 4.5% to $186.7 million from $195.6 million in the comparable period in 2021. For the six months ended June 30, 2022, commission revenues decreased 6.5% to $382.6 million from $409.2 million in the comparable period in 2021.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended June 30, 2022, principal transactions revenues decreased 17.7% to $125.6 million from $152.6 million in the comparable period in 2021. For the six months ended June 30, 2022, principal transactions revenues decreased 10.3% to $284.9 million from $317.6 million in the comparable period in 2021.

Transactional revenues – For the three months ended June 30, 2022, transactional revenues decreased 10.3% to $312.3 million from $348.2 million in the comparable period in 2021. For the six months ended June 30, 2022, transactional revenues decreased 8.2% to $667.5 million from $726.8 million in the comparable period in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago. Institutional equity transactional revenues declined from the year-ago quarter primarily as a result of trading losses and declines in cash equities. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices, resulting in trading losses compared with trading gains during the prior year period. The decrease was partially offset by improved Institutional fixed income transactional revenue as a result of the Vining Sparks acquisition, which closed in November 2021.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2022, investment banking revenues decreased 28.0% to $271.1 million from $376.4 million in the comparable period in 2021.

Capital-raising revenues decreased 57.9% to $71.5 million for the three months ended June 30, 2022 from $169.8 million in the comparable period in 2021. For the three months ended June 30, 2022, equity capital raising revenues decreased 75.1% to $28.0 million from $112.5 million in the comparable period in 2021. For the three months ended June 30, 2022, fixed income capital raising revenues decreased 24.0% to $43.5 million from $57.3 million in the comparable period in 2021.

Advisory revenues decreased 3.4% to $199.6 million for the three months ended June 30, 2022 from $206.7 million in the comparable period in 2021. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter.

For the six months ended June 30, 2022, investment banking revenues decreased 26.5% to $525.9 million from $715.7 million in the comparable period in 2021.

Capital raising revenues decreased 61.7% to $145.0 million for the six months ended June 30, 2022 from $378.6 million in the comparable period in 2021. For the six months ended June 30, 2022, equity capital raising revenues decreased 77.7% to $60.8 million from $272.4 million in the comparable period in 2021. The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the six months ended June 30, 2022, fixed income capital raising revenues decreased 20.8% to $84.2 million from $106.2 million in the comparable period in 2021 as microeconomic conditions contributed to lower bond issuances during 2022.

Advisory revenues increased 13.0% to $381.0 million for the six months ended June 30, 2022 from $337.1 million in the comparable period in 2021. The increase is primarily attributable to higher completed advisory transactions.

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

For the three months ended June 30, 2022, asset management revenues increased 12.0% to $331.3 million from $295.9 million in the comparable period in 2021. For the six months ended June 30, 2022, asset management revenues increased 17.2% to $672.9 million from $574.0 million in the comparable period in 2021. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended June 30, 2022, other income decreased 114.5% to a loss of $1.9 million from $13.2 million during the comparable period in 2021. For the six months ended June 30, 2022, other income decreased 82.1% to $7.0 million from $38.9 million during the comparable period in 2021. The decreases are primarily attributable to lower investment gains and a decrease in loan origination fees from the comparable periods in 2021.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,106,358	$2,891	1.05%	$1,249,189	$824	0.26%
Financial instruments owned	1,171,119	4,057	1.39%	979,682	2,543	1.04%
Margin balances	1,105,707	8,732	3.16%	1,059,293	6,286	2.37%
Investment portfolio	7,480,440	46,046	2.46%	6,918,862	31,539	1.82%
Loans	18,897,545	150,351	3.18%	12,959,010	92,379	2.85%
Other interest-bearing assets	1,149,522	677	0.24%	698,989	20	0.01%
Total interest-earning assets/interest income	$30,910,691	$212,754	2.75%	$23,865,025	$133,591	2.24%
Interest-bearing liabilities:
Stock loan	$485,379	$(4,577)	(3.77%)	$305,892	$(2,003)	(2.62%)
Senior notes	1,113,841	11,274	4.05%	1,112,748	11,971	4.30%
Stifel Capital Trusts	60,000	395	2.63%	60,000	302	2.01%
Deposits	24,231,942	3,599	0.06%	18,637,070	1,214	0.03%
FHLB	368,487	794	0.86%	60,285	41	0.27%
Other interest-bearing liabilities	1,118,845	5,849	2.09%	1,075,987	2,653	0.99%
Total interest-bearing liabilities/interest expense	$27,378,494	17,334	0.25%	$21,251,982	14,178	0.27%
Net interest income/margin		$195,420	2.53%		$119,413	2.00%

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,221,352	$3,975	0.65%	$1,641,971	$1,715	0.21%
Financial instruments owned	1,173,565	9,477	1.62%	893,738	5,438	1.22%
Margin balances	1,097,672	15,644	2.85%	1,010,438	12,377	2.45%
Investment portfolio	7,432,584	80,308	2.16%	6,599,580	61,491	1.86%
Loans	18,191,909	271,688	2.99%	12,539,688	179,618	2.86%
Other interest-bearing assets	1,044,066	(2,903)	(0.56%)	647,579	492	0.15%
Total interest-earning assets/interest income	$30,161,148	$378,189	2.51%	$23,332,994	$261,131	2.24%
Interest-bearing liabilities:
Stock loan	$364,447	(11,008)	(6.04%)	$222,964	$(3,406)	(3.06%)
Senior notes	1,113,707	22,699	4.08%	1,106,065	24,074	4.35%
Stifel Capital Trusts	60,000	705	2.35%	60,000	606	2.02%
Deposits	23,683,947	4,528	0.04%	18,136,121	2,497	0.03%
FHLB	205,361	825	0.80%	38,154	52	0.27%
Other interest-bearing liabilities	1,144,620	9,042	1.58%	1,042,791	4,795	0.92%
Total interest-bearing liabilities/interest expense	$26,572,082	26,791	0.20%	$20,606,095	28,618	0.28%
Net interest income/margin		$351,398	2.33%		$232,513	1.99%
Please refer to Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2022, net interest income increased to $195.4 million from $119.4 million during the comparable period in 2021. For the six months ended June 30, 2022, net interest income increased to $351.4 million from $232.5 million during the comparable period in 2021.

For the three months ended June 30, 2022, interest revenue increased 59.3% to $212.8 million from $133.6 million in the comparable period in 2021, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $26.9 billion during the three months ended June 30, 2022 compared to $20.5 billion during the comparable period in 2021 at average interest rates of 2.95% and 2.42%, respectively.

For the six months ended June 30, 2022, interest revenue increased 44.8% to $378.2 million from $261.1 million in the comparable period in 2021, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $26.2 billion during the six months ended June 30, 2022 compared to $20.0 billion during the comparable period in 2021 at average interest rates of 2.71% and 2.43%, respectively.

For the three months ended June 30, 2022, interest expense increased 22.3% to $17.3 million from $14.2 million during the comparable period in 2021. The increase is primarily attributable to higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $24.6 billion during the three months ended June 30, 2022 compared to $18.7 billion during the comparable period in 2021 at average interest rates of 0.07% and 0.03%, respectively.

For the six months ended June 30, 2022, interest expense decreased 6.4% to $26.8 million from $28.6 million in the comparable period in 2021. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $23.9 billion during the six months ended June 30, 2022 compared to $18.2 billion during the comparable period in 2021 at average interest rates of 0.05% and 0.03%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$652,709	$692,054	(5.7)	$1,326,400	$1,389,968	(4.6)
Occupancy and equipment rental	78,251	70,971	10.3	155,277	143,003	8.6
Communications and office supplies	43,645	41,308	5.7	86,101	83,133	3.6
Commissions and floor brokerage	15,106	13,977	8.1	30,993	29,680	4.4
Provision for credit losses	12,785	(9,652)	n/m	21,025	(14,904)	n/m
Other operating expenses	87,089	80,453	8.2	159,207	165,128	(3.6)
Total non-interest expenses	$889,585	$889,111	0.1	$1,779,003	$1,796,008	(0.9)

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

For the three months ended June 30, 2022, compensation and benefits expense decreased 5.7% to $652.7 million from $692.1 million during the comparable period in 2021. For the six months ended June 30, 2022, compensation and benefits expense decreased 4.6% to $1.3 billion from $1.4 billion during the comparable period in 2021. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 58.9% and 59.6% for the three and six months ended June 30, 2022, respectively, compared to 60.0% and 60.8% for the three and six months ended June 30, 2021, respectively. The compensation ratios benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the three months ended June 30, 2022, occupancy and equipment rental expense increased 10.3% to $78.3 million from $71.0 million during the comparable period in 2021. For the six months ended June 30, 2022, occupancy and equipment rental expense increased 8.6% to $155.3 million from $143.0 million during the comparable period in 2021. The increase is primarily attributable to higher data processing costs associated with the continued investments made in of our business lines.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2022, communications and office supplies expense increased 5.7% to $43.6 million from $41.3 million during the comparable period in 2021. For the six months ended June 30, 2022, communications and office supplies expense increased 3.6% to $86.1 million from $83.1 million during the comparable period in 2021.

Commissions and floor brokerage – For the three months ended June 30, 2022, commissions and floor brokerage expense increased 8.1% to $15.1 million from $14.0 million during the comparable period in 2021. For the six months ended June 30, 2022, commissions and floor brokerage expense increased 4.4% to $31.0 million from $29.7 million during the comparable period in 2021. The increase is primarily attributable to higher processing expenses, partially offset by lower electronic communication network (“ECN”) trading costs.

Provision for credit losses – For the three months ended June 30, 2022, provision for credit losses increased to $12.8 million from a credit of $9.7 million during the comparable period in 2021. For the six months ended June 30, 2022, provision for credit losses increased to $21.0 million from a credit of $14.9 million during the comparable period in 2021. The increase is primarily attributable to the growth in our loan portfolio and the release of the provision for credit losses during the comparable periods in 2021.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2022, other operating expenses increased 8.2% to $87.1 million from $80.5 million during the comparable period in 2021. The increase is primarily attributable to increases in travel and entertainment expenses, conference-related expenses, litigation expense, subscriptions, and advertising, partially offset by lower investment banking transaction expenses and settlement-related expenses. During the second quarter of 2021, other operating expense was impacted by the recognition of additional earn-out expense related to a prior acquisition that performed better than expected.

For the six months ended June 30, 2022, other operating expenses decreased 3.6% to $159.2 million from $165.1 million during the comparable period in 2021. The decrease is primarily attributable to lower investment banking transaction expenses, partially offset by increases in travel and entertainment expenses, subscriptions, advertising, conference-related expenses, settlement-related expenses, FDIC-insurance expense, and professional fees. As described above, other operating expense was impacted by the recognition of additional earn-out expense recorded during the second quarter of 2021.

Provision for income taxes – For the three and six months ended June 30, 2022, our provision for income taxes was $57.7 million and $111.3 million, representing an effective tax rate of 26.4% and 25.0%, respectively, compared to $65.9 million and $120.8 million for the comparable periods in 2021, representing an effective tax rate of 25.0% and 24.6%, respectively.

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

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$122,004	$139,653	(12.6)	17.5%	21.9%
Principal transactions	48,466	55,209	(12.2)	6.9	8.7
Transactional revenues	170,470	194,862	(12.5)	24.4	30.6
Asset management	331,243	295,847	12.0	47.5	46.4
Investment banking	5,056	11,898	(57.5)	0.7	1.9
Interest	207,232	131,773	57.3	29.7	20.7
Other income	(4,617)	10,274	(144.9)	(0.7)	1.5
Total revenues	709,384	644,654	10.0	101.6	101.1
Interest expense	11,404	7,087	60.9	1.6	1.1
Net revenues	697,980	637,567	9.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	349,368	341,367	2.3	50.1	53.5
Occupancy and equipment rental	38,225	33,043	15.7	5.5	5.2
Communication and office supplies	14,976	14,461	3.6	2.1	2.3
Commissions and floor brokerage	6,833	5,939	15.1	1.0	0.9
Provision for credit losses	12,785	(9,652)	n/m	1.8	(1.5)
Other operating expenses	30,641	25,104	22.1	4.4	3.9
Total non-interest expenses	452,828	410,262	10.4	64.9	64.3
Income before income taxes	$245,152	$227,305	7.9	35.1%	35.7%

	June 30,
	2022	2021
Branch offices	397	391
Financial advisors	2,230	2,190
Independent contractors	100	92
Total financial advisors	2,330	2,282

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$252,780	$287,158	(12.0)	18.3%	22.6%
Principal transactions	94,010	108,808	(13.6)	6.8	8.6
Transactional revenues	346,790	395,966	(12.4)	25.1	31.2
Asset management	672,856	573,956	17.2	48.8	45.2
Investment banking	10,203	25,447	(59.9)	0.7	2.0
Interest	371,182	256,148	44.9	26.9	20.2
Other income	(2,732)	31,232	(108.7)	(0.2)	2.5
Total revenues	1,398,299	1,282,749	9.0	101.3	101.1
Interest expense	18,594	13,687	35.9	1.3	1.1
Net revenues	1,379,705	1,269,062	8.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	714,361	678,088	5.3	51.8	53.4
Occupancy and equipment rental	75,162	67,120	12.0	5.4	5.3
Communication and office supplies	29,651	28,863	2.7	2.1	2.3
Commissions and floor brokerage	13,720	12,401	10.6	1.0	1.0
Provision for credit losses	21,025	(14,904)	n/m	1.5	(1.2)
Other operating expenses	55,221	46,958	17.6	4.1	3.7
Total non-interest expenses	909,140	818,526	11.1	65.9	64.5
Income before income taxes	$470,565	$450,536	4.4	34.1%	35.5%

NET REVENUES

For the three months ended June 30, 2022, Global Wealth Management net revenues increased 9.5% to a record $698.0 million from $637.6 million for the comparable period in 2021. For the six months ended June 30, 2022, Global Wealth Management net revenues increased 8.7% to a record $1.4 billion from $1.3 billion for the comparable period in 2021. The increase in net revenues over the comparable period in 2021 is primarily attributable to increases in net interest income and asset management revenues, partially offset by lower transactional revenues, other income, and investment banking revenues.

Commissions – For the three months ended June 30, 2022, commission revenues decreased 12.6% to $122.0 million from $139.7 million in the comparable period in 2021. For the six months ended June 30, 2022, commission revenues decreased 12.0% to $252.8 million from $287.2 million in the comparable period in 2021. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the three months ended June 30, 2022, principal transactions revenues decreased 12.2% to $48.5 million from $55.2 million in the comparable period in 2021. For the six months ended June 30, 2022, principal transactions revenues decreased 13.6% to $94.0 million from $108.8 million in the comparable period in 2021.

Transactional revenues – For the three months ended June 30, 2022, transactional revenues decreased 12.5% to $170.5 million from $194.9 million in the comparable period in 2021. For the six months ended June 30, 2022, transactional revenues decreased 12.4% to $346.8 million from $396.0 million in the comparable period in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago.

Asset management – For the three months ended June 30, 2022, asset management increased 12.0% to $331.2 million from $295.8 million in the comparable period in 2021. For the six months ended June 30, 2022, asset management increased 17.2% to $672.9 million from $574.0 million in the comparable period in 2021. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	6/30/22	6/30/21	% Change	3/31/22	% Change
Client assets	$377,591,000	$402,442,000	(6.2)	$421,414,000	(10.4)
Fee-based client assets	$141,223,000	$148,838,000	(5.1)	$157,910,000	(10.6)
Number of client accounts	1,153,000	1,098,000	5.0	1,140,000	1.1
Number of fee-based client accounts	311,000	282,000	10.3	307,000	1.3

The decrease in the value of our client assets and fee-based assets was primarily attributable to the decline in the markets, partially offset by asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 57.5% to $5.1 million for the three months ended June 30, 2022 from $11.9 million during the comparable period in 2021. For the six months ended June 30, 2022, investment banking revenues decreased 59.9% to $10.2 million from $25.4 million during the comparable period in 2021. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2022, interest revenue increased 57.3% to $207.2 million from $131.8 million in the comparable period in 2021. For the six months ended June 30, 2022, interest revenue increased 44.9% to $371.2 million from $256.1 million during the comparable period in 2021. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended June 30, 2022, other income decreased 144.9% to a loss of $4.6 million from $10.3 million in the comparable period in 2021. For the six months ended June 30, 2022, other income decreased 108.7% to a loss of $2.7 million from $31.2 million during the comparable period in 2021. The decrease is primarily attributable to lower investment gains and a decrease in loan origination fees from the comparable periods in 2021.

Interest expense – For the three months ended June 30, 2022, interest expense increased 60.9% to $11.4 million from $7.1 in the comparable period in 2021. For the six months ended June 30, 2022, interest expense increased 35.9% to $18.6 million from $13.7 million during the comparable period in 2021. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities over the comparable period in 2021.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$453,114	$989	0.87%	$611,932	$207	0.14%
U.S. government agencies	2,564	10	1.49	3,337	18	2.11
State and municipal securities (tax-exempt) (1)	2,364	11	1.97	2,387	12	1.98
Mortgage-backed securities	991,282	4,680	1.89	1,070,549	4,105	1.53
Corporate fixed income securities	756,154	5,066	2.68	709,667	4,631	2.61
Asset-backed securities	5,728,076	36,279	2.53	5,132,922	22,773	1.77
Federal Home Loan Bank and other capital stock	68,079	795	4.67	44,543	357	3.21
Loans (2)
Securities-based loans	2,972,170	20,701	2.79	2,214,111	10,754	1.94
Commercial and industrial	8,175,256	77,870	3.81	5,055,398	43,295	3.43
Residential real estate	6,301,802	39,528	2.51	4,296,541	28,519	2.66
Commercial real estate	592,325	4,966	3.35	417,650	3,019	2.89
Home equity lines of credit	95,644	843	3.52	77,606	556	2.86
Construction and land	431,893	4,056	3.76	572,972	4,472	3.12
Other	35,189	520	5.92	38,029	188	1.97
Loans held for sale	293,266	1,867	2.55	286,703	1,576	2.20
Total interest-earning assets (3)	$26,899,178	$198,181	2.95%	$20,534,347	$124,482	2.42%
Cash and due from banks	12,571			21,907
Other non interest-earning assets	118,297			479,993
Total assets	$27,030,046			$21,036,247
Liabilities and stockholders’ equity:
Deposits:
Money market	$23,232,731	$3,161	0.05%	$17,714,414	$785	0.02%
Time deposits	21,514	142	2.65	60,642	256	1.68
Demand deposits	977,462	296	0.12	861,187	173	0.08
Savings	235	—	0.09	827	—	0.05
Federal Home Loan Bank advances	368,487	794	0.86	60,285	41	0.27
Other borrowings	968	38	15.57	1,309	24	7.44
Total interest-bearing liabilities (3)	24,601,397	4,431	0.07%	18,698,664	1,279	0.03%
Non-interest-bearing deposits	522,531			555,846
Other non-interest bearing liabilities	90,597			261,438
Total liabilities	25,214,525			19,515,948
Stockholders’ equity	1,815,521			1,520,299
Total liabilities and stockholders’ equity	$27,030,046			$21,036,247
Net interest income/spread		$193,750	2.88%		$123,203	2.39%
Net interest margin			2.88%			2.40%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$501,032	$1,295	0.52%	$786,127	$498	0.13%
U.S. government agencies	2,778	23	1.62	3,668	39	2.11
State and municipal securities (tax-exempt) (1)	2,367	23	1.97	2,390	24	1.97
Mortgage-backed securities	999,225	9,088	1.82	988,682	7,371	1.49
Corporate fixed income securities	764,505	10,039	2.63	674,933	10,029	2.97
Asset-backed securities	5,663,709	61,135	2.16	4,929,907	44,028	1.79
Federal Home Loan Bank and other capital stock	59,122	1,154	3.90	42,647	584	2.74
Loans (2)
Securities-based loans	2,941,610	35,126	2.39	2,108,800	20,487	1.94
Commercial and industrial	7,867,347	139,867	3.56	4,815,809	82,795	3.44
Residential real estate	5,994,888	75,059	2.50	4,146,360	55,557	2.68
Commercial real estate	527,991	8,009	3.03	394,469	6,277	3.18
Home equity lines of credit	89,657	1,465	3.27	76,238	1,061	2.78
Construction and land	478,332	8,322	3.48	550,054	8,661	3.15
Other	34,374	703	4.09	38,099	407	2.13
Loans held for sale	257,710	3,137	2.43	409,859	4,373	2.13
Total interest-earning assets (3)	$26,184,647	$354,445	2.71%	$19,968,042	$242,191	2.43%
Cash and due from banks	12,496			20,681
Other non interest-earning assets	139,088			459,971
Total assets	$26,336,231			$20,448,694
Liabilities and stockholders’ equity:
Deposits:
Money market	$22,635,483	$3,860	0.03%	$17,308,376	$1,528	0.02%
Time deposits	23,026	303	2.63	76,954	700	1.82
Demand deposits	1,025,199	365	0.07	749,983	269	0.07
Savings	239	—	0.05	808	—	0.05
Federal Home Loan Bank advances	205,361	825	0.80	38,154	52	0.27
Other borrowings	1,015	73	14.36	1,354	52	7.69
Total interest-bearing liabilities (3)	23,890,323	5,426	0.05%	18,175,629	2,601	0.03%
Non-interest-bearing deposits	576,915			533,267
Other non-interest bearing liabilities	87,429			261,199
Total liabilities	24,554,667			18,970,095
Stockholders’ equity	1,781,564			1,478,599
Total liabilities and stockholders’ equity	$26,336,231			$20,448,694
Net interest income/spread		$349,019	2.66%		$239,590	2.40%
Net interest margin			2.67%			2.40%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2022 compared to the three and six month periods ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021			Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(39)	$821	$782	$(106)	$903	$797
U.S. government agencies	(4)	(4)	(8)	(8)	(8)	(16)
State and municipal securities (tax-exempt)	(1)	—	(1)	(1)	—	(1)
Mortgage-backed securities	(271)	846	575	79	1,638	1,717
Corporate fixed income securities	309	126	435	81	(71)	10
Asset-backed securities	2,881	10,625	13,506	7,123	9,984	17,107
Federal Home Loan Bank and other capital stock	235	203	438	271	299	570
Loans
Securities-based loans	4,387	5,560	9,947	9,264	5,375	14,639
Commercial and industrial	29,256	5,319	34,575	54,159	2,913	57,072
Residential real estate	12,480	(1,471)	11,009	22,864	(3,362)	19,502
Commercial real estate	1,409	538	1,947	2,010	(278)	1,732
Home equity lines of credit	144	143	287	203	201	404
Construction and land	(2,377)	1,961	(416)	(1,734)	1,395	(339)
Other	(13)	345	332	(35)	331	296
Loans held for sale	37	254	291	(1,992)	756	(1,236)
	$48,433	$25,266	$73,699	$92,178	$20,076	$112,254
Interest expense:
Deposits:
Money market	$811	1,565	$2,376	$579	$1,753	$2,332
Time deposits	(976)	862	(114)	(1,094)	697	(397)
Demand deposits	26	97	123	98	(2)	96
Savings	—	—	—	—	—	—
Federal Home Loan Bank advances	529	224	753	537	236	773
Other borrowings	(5)	19	14	(9)	30	21
	$385	$2,767	$3,152	$111	$2,714	$2,825
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

For the three months ended June 30, 2022, interest revenue of $198.2 million was generated from average interest-earning assets of $26.9 billion at an average interest rate of 2.95%. Interest revenue of $124.5 million for the comparable period in 2021 was generated from average interest-earning assets of $20.5 billion at an average interest rate of 2.42%.

For the six months ended June 30, 2022, interest revenue of $354.4 million was generated from average interest-earning assets of $26.2 billion at an average interest rate of 2.71%. Interest revenue of $242.2 million for the comparable period in 2021 was generated from average interest-earning assets of $20.0 billion at an average interest rate of 2.43%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended June 30, 2022, interest expense of $4.4 million was incurred from average interest-bearing liabilities of $24.6 billion at an average interest rate of 0.07%. Interest expense of $1.3 million for the comparable period in 2021 was incurred from average interest-bearing liabilities of $18.7 billion at an average interest rate of 0.03%.

For the six months ended June 30, 2022, interest expense of $5.4 million was incurred from average interest-bearing liabilities of $23.9 billion at an average interest rate of 0.05%. Interest expense of $2.6 million for the comparable period in 2021 was incurred from average interest-bearing liabilities of $18.2 billion at an average interest rate of 0.03%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2022, Global Wealth Management non-interest expenses increased 10.4% to $452.8 million from $410.3 million for the comparable period in 2021. For the six months ended June 30, 2022, Global Wealth Management non-interest expenses increased 11.1% to $909.1 million from $818.5 million for the comparable period in 2021.

Compensation and benefits – For the three months ended June 30, 2022, compensation and benefits expense increased 2.3% to $349.4 million from $341.4 million during the comparable period in 2021. For the six months ended June 30, 2022, compensation and benefits expense increased 5.3% to $714.4 million from $678.1 million during the comparable period in 2021. The increase over the comparable period in 2021 is principally due to increased variable compensation as a result of revenue growth.

Compensation and benefits expense as a percentage of net revenues was 50.1% and 51.8% for the three and six months ended June 30, 2022, respectively, compared to 53.5% and 53.4% for the comparable periods in 2021.

Occupancy and equipment rental – For the three months ended June 30, 2022, occupancy and equipment rental expense increased 15.7% to $38.2 million from $33.0 million during the comparable period in 2021. For the six months ended June 30, 2022, occupancy and equipment rental expense increased 12.0% to $75.2 million from $67.1 million during the comparable period in 2021. The increase is primarily attributable to higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the three months ended June 30, 2022, communications and office supplies expense increased 3.6% to $15.0 million from $14.5 million during the comparable period in 2021. For the six months ended June 30, 2022, communications and office supplies expense increased 2.7% to $29.7 million from $28.9 million during the comparable period in 2021. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended June 30, 2022, commissions and floor brokerage expense increased 15.1% to $6.8 million from $5.9 million during the comparable period in 2021. For the six months ended June 30, 2022, commissions and floor brokerage expense increased 10.6% to $13.7 million from $12.4 million during the comparable period in 2021. The increase is primarily attributable to higher processing expenses, partially offset by lower ECN trading costs.

Provision for credit losses – For the three months ended June 30, 2022, provision for credit losses increased to $12.8 million from a credit of $9.7 million during the comparable period in 2021. For the six months ended June 30, 2022, provision for credit losses increased to $21.0 million from a credit of $14.9 million during the comparable period in 2021. The increase is primarily attributable to the growth in our loan portfolio and the release of the provision for credit losses during the comparable periods in 2021.

Other operating expenses – For the three months ended June 30, 2022, other operating expenses increased 22.1% to $30.6 million from $25.1 million during the comparable period in 2021. For the six months ended June 30, 2022, other operating expenses increased 17.6% to $55.2 million from $47.0 million during the comparable period in 2021. The increase is primarily attributable to increases in settlement costs, subscriptions, FDIC-insurance expense, and professional fees, partially offset by lower travel and entertainment and conference-related expenses over the comparable periods in 2021.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2022, income before income taxes increased 7.9% to $245.2 million from $227.3 million during the comparable period in 2021. For the six months ended June 30, 2022, income before income taxes increased 4.4% to $470.6 million from $450.5 million during the comparable period in 2021.

Profit margins (income before income taxes as a percent of net revenues) have decreased to 35.1% and 34.1% for the three and six months ended June 30, 2022, respectively, from 35.7% and 35.5% during the comparable periods in 2021. Profit margins were negatively impacted by the increase in the provision for credit losses over the comparable periods in 2021 and positively impacted by the growth in net revenues.

Results of Operations – Institutional Group

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$64,677	$55,926	15.6	15.7%	10.7%
Principal transactions	77,137	97,388	(20.8)	18.8	18.7
Transactional revenues	141,814	153,314	(7.5)	34.5	29.4
Capital raising	66,463	157,880	(57.9)	16.2	30.3
Advisory	199,556	206,665	(3.4)	48.5	39.7
Investment banking	266,019	364,545	(27.0)	64.7	70.0
Interest	6,209	3,493	77.8	1.5	0.7
Other income	1,203	2,399	(49.9)	0.2	0.5
Total revenues	415,245	523,751	(20.7)	100.9	100.6
Interest expense	3,881	2,940	32.0	0.9	0.6
Net revenues	411,364	520,811	(21.0)	100.0	100.0
Non-interest expenses:
Compensation and benefits	244,711	299,469	(18.3)	59.5	57.5
Occupancy and equipment rental	18,320	17,810	2.9	4.5	3.4
Communication and office supplies	23,934	22,186	7.9	5.8	4.3
Commissions and floor brokerage	8,273	8,037	2.9	2.0	1.5
Other operating expenses	43,134	31,815	35.6	10.5	6.1
Total non-interest expenses	338,372	379,317	(10.8)	82.3	72.8
Income before income taxes	$72,992	$141,494	(48.4)	17.7%	27.2%

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$129,810	$122,035	6.4	15.4%	11.9%
Principal transactions	190,863	208,795	(8.6)	22.6	20.3
Transactional revenues	320,673	330,830	(3.1)	38.0	32.2
Capital raising	134,766	353,137	(61.8)	16.0	34.4
Advisory	380,952	337,147	13.0	45.2	32.8
Investment banking	515,718	690,284	(25.3)	61.2	67.2
Interest	11,482	7,308	57.1	1.4	0.7
Other income	1,792	4,250	(57.8)	0.2	0.5
Total revenues	849,665	1,032,672	(17.7)	100.8	100.6
Interest expense	6,938	5,780	20.0	0.8	0.6
Net revenues	842,727	1,026,892	(17.9)	100.0	100.0
Non-interest expenses:
Compensation and benefits	497,058	601,093	(17.3)	59.0	58.5
Occupancy and equipment rental	38,480	34,656	11.0	4.6	3.4
Communication and office supplies	47,009	45,171	4.1	5.6	4.4
Commissions and floor brokerage	17,273	17,279	(0.0)	2.0	1.7
Other operating expenses	73,287	70,011	4.7	8.7	6.8
Total non-interest expenses	673,107	768,210	(12.4)	79.9	74.8
Income before income taxes	$169,620	$258,682	(34.4)	20.1%	25.2%

NET REVENUES

For the three months ended June 30, 2022, Institutional Group net revenues decreased 21.0% to $411.4 million from $520.8 million for the comparable period in 2021. The decrease in net revenues is primarily attributable to lower capital-raising revenues, equity transactional revenues, and advisory revenues, partially offset by an increase in fixed income transactional revenues.

For the six months ended June 30, 2022, Institutional Group net revenues decreased 17.9% to $842.7 million from $1.0 billion during the comparable period in 2021. The decrease in net revenues is primarily attributable to lower capital-raising revenues and equity transactional revenues, partially offset by an increase in advisory revenues and fixed income transactional revenues.

Commissions – For the three months ended June 30, 2022, commission revenues increased 15.6% to $64.7 million from $55.9 million in the comparable period in 2021. For the six months ended June 30, 2022, commission revenues increased 6.4% to $129.8 million from $122.0 million in the comparable period in 2021.

Principal transactions – For the three months ended June 30, 2022, principal transactions revenues decreased 20.8% to $77.1 million from $97.4 million in the comparable period in 2021. For the six months ended June 30, 2022, principal transaction revenues decreased 8.6% to $190.9 million from $208.8 million in the comparable period in 2021.

Transactional revenues – For the three months ended June 30, 2022, institutional transactional revenues decreased 7.5% to $141.8 million from $153.3 million in the comparable period in 2021. For the six months ended June 30, 2022, institutional transactional revenues decreased 3.1% to $320.7 million from $330.8 million in the comparable period in 2021.

For the three months ended June 30, 2022, fixed income institutional transactional revenues increased 4.7% to $96.2 million from $91.9 million in the comparable period in 2021. For the six months ended June 30, 2022, fixed income transactional revenues increased 14.8% to $218.5 million from $190.3 million in the comparable period in 2021. The increase in fixed income institutional transactional revenues is primarily attributable to revenues from the Vining Sparks acquisition, partially offset by lower trading gains.

For the three months ended June 30, 2022, equity institutional transactional revenues decreased 25.8% to $45.6 million from $61.5 million during the comparable period in 2021. For the six months ended June 30, 2022, equity transactional revenues decreased 27.3% to $102.2 million from $140.6 million during the comparable period in 2021. The decline in equity institutional transactional revenues is primarily attributable to trading losses and declines in cash equities.

Investment banking – For the three months ended June 30, 2022, investment banking revenues decreased 27.0% to $266.0 million from $364.5 million during the comparable period in 2021. For the six months ended June 30, 2022, investment banking revenues decreased 25.3% to $515.7 million from $690.3 million during the comparable period in 2021.

For the three months ended June 30, 2022, capital raising revenues decreased 57.9% to $66.5 million from $157.9 million in the comparable period in 2021. For the six months ended June 30, 2022, capital raising revenues decreased 61.8% to $134.8 million from $353.1 million in the comparable period in 2021.

For the three months ended June 30, 2022, equity capital raising revenues decreased 74.6% to $26.0 million from $102.5 million during the comparable period in 2021. For the six months ended June 30, 2022, equity capital raising revenues decreased 77.8% to $55.4 million from $249.9 million during the comparable period in 2021. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the three months ended June 30, 2022, fixed income capital raising revenues decreased 27.0% to $40.5 million from $55.4 million during the comparable period in 2021. For the six months ended June 30, 2022, fixed income capital raising revenues decreased 23.2% to $79.3 million from $103.3 million during the comparable period in 2021. The decrease is primarily attributable to lower bond issuances as a result of the microeconomic conditions that existed during the first half of 2022.

For the three months ended June 30, 2022, advisory revenues decreased 3.4% to $199.6 million from $206.7 million in the comparable period in 2021. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter. For the six months ended June 30, 2022, advisory revenues increased 13.0% to $381.0 million from $337.1 million in the comparable period in 2021. The growth is primarily attributable to an increase in completed advisory transactions compared with lower volumes during the comparable period in 2021.

Interest – For the three months ended June 30, 2022, interest increased 77.8% to $6.2 million from $3.5 million in the comparable period in 2021. For the six months ended June 30, 2022, interest increased 57.1% to $11.5 million from $7.3 million in the comparable period in 2021. The increase is primarily attributable to higher leveraged finance activity.

Other income – For the three months ended June 30, 2022, other income decreased 49.9% to $1.2 million from $2.4 million in the comparable period in 2021. For the six months ended June 30, 2022, other income decreased 57.8% to $1.8 million from $4.3 million during the comparable period in 2021. The decrease is primarily attributable to a decrease in investment gains over the comparable periods in 2021.

Interest expense – For the three months ended June 30, 2022, interest expense increased 32.0% to $3.9 million from $2.9 million in the comparable period in 2021. For the six months ended June 30, 2022, interest expense increased 20.0% to $6.9 million from $5.8 million in the comparable period in 2021. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended June 30, 2022, Institutional Group non-interest expenses decreased 10.8% to $338.4 million from $379.3 million for the comparable period in 2021. For the six months ended June 30, 2022, Institutional Group non-interest expenses decreased 12.4% to $673.1 million from $768.2 million during the comparable period in 2021.

Compensation and benefits – For the three months ended June 30, 2022, compensation and benefits expense decreased 18.3% to $244.7 million from $299.5 million during the comparable period in 2021. For the six months ended June 30, 2022, compensation and benefits expense decreased 17.3% to $497.1 million from $601.1 million during the comparable period in 2021. The decrease is driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 59.5% and 59.0% for the three and six months ended June 30, 2022, respectively, compared to 57.5% and 58.5% for the comparable periods in 2021 as a result of lower compensable revenues.

Occupancy and equipment rental – For the three months ended June 30, 2022, occupancy and equipment rental expense increased 2.9% to $18.3 million from $17.8 million during the comparable period in 2021. For the six months ended June 30, 2022, occupancy and equipment rental expense increased 11.0% to $38.5 million from $34.7 million during the comparable period in 2021. The increase is attributable to higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the three months ended June 30, 2022, communications and office supplies expense increased 7.9% to $23.9 million from $22.2 million during the comparable period in 2021. For the six months ended June 30, 2022, communications and office supplies expense increased 4.1% to $47.0 million from $45.2 million during the comparable period in 2021. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended June 30, 2022, commissions and floor brokerage expense increased 2.9% to $8.3 million from $8.0 million during the comparable period in 2021. The increase was primarily attributable to higher processing expenses, partially offset by lower clearing expenses during the quarter. For the six months ended June 30, 2022, commissions and floor brokerage expense remained relatively consistent with the comparable period in 2021 at $17.3 million.

Other operating expenses – For the three months ended June 30, 2022, other operating expenses increased 35.6% to $43.1 million from $31.8 million during the comparable period in 2021. For the six months ended June 30, 2022, other operating expenses increased 4.7% to $73.3 million from $70.0 million during the comparable period in 2021. The increases are primarily attributable to higher travel and entertainment expenses, conference-related expenses, and litigation-related expenses, partially offset by lower investment banking transaction expenses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2022, income before income taxes for the Institutional Group segment decreased 48.4% to $73.0 million from $141.5 million during the comparable period in 2021. For the six months ended June 30, 2022, income before income taxes for the Institutional Group segment decreased 34.4% to $169.6 million from $258.7 million during the comparable period in 2021.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 17.7% and 20.1% for the three and six months ended June 30, 2022, respectively, from 27.2% and 25.2% during the comparable periods in 2021 as a result of lower revenues growth, partially offset by a decrease in expenses.

Results of Operations – Other Segment

Three and Six months ended June 30, 2022 Compared with Three and Six months ended June 30, 2021

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net revenues	$(1,218)	$(5,242)	76.8	$2,221	$(8,029)	127.7
Non-interest expenses:
Compensation and benefits	58,629	51,218	14.5	114,981	110,787	3.8
Other operating expenses	39,756	48,314	(17.7)	81,775	98,485	(17.0)
Total non-interest expenses	98,385	99,532	(1.2)	196,756	209,272	(6.0)
Loss before income taxes	$(99,603)	$(104,774)	(4.9)%	$(194,535)	$(217,301)	(10.5)%

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

The following shows the expenses that are part of the Other segment related to acquisitions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$9,174	$6,119	49.9	$18,485	$12,293	50.4
Other operating expenses	7,617	10,287	(26.0)	13,098	19,351	(32.3)
Total non-interest expenses	$16,791	$16,406	2.3%	$31,583	$31,644	(0.2)%

For the three months ended June 30, 2022, compensation and benefits expense increased 49.9% to $9.2 million from $6.1 million in 2021. For the six months ended June 30, 2022, compensation and benefits expense increased 50.4% to $18.5 million from $12.3 million in 2021.

For the three months ended June 30, 2022, other operating expenses decreased 26.0% to $7.6 million from $10.3 million in 2021. For the six months ended June 30, 2022, other operating expenses decreased 32.3% to $13.1 million from $19.4 million in 2021.

The expenses not associated with the activities described above in the Other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$49,455	$45,099	9.7	$96,496	$98,494	(2.0)
Other operating expenses	32,139	38,027	(15.5)	68,677	79,134	(13.2)
Total non-interest expenses	$81,594	$83,126	(1.8)%	$165,173	$177,628	(7.0)%

For the three months ended June 30, 2022, compensation and benefits expense increased 9.7% to $49.5 million from $45.1 million in 2021. For the six months ended June 30, 2022, compensation and benefits expense decreased 2.0% to $96.5 million from $98.5 million in 2021.

For the three months ended June 30, 2022, other operating expenses decreased 15.5% to $32.1 million from $38.0 million in 2021. For the six months ended June 30, 2022, other operating expenses decreased 13.2% to $68.7 million from $79.1 million in 2021.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $36.5 billion, were up 7.1% over December 31, 2021. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2022, our liabilities were comprised primarily of deposits of $26.0 billion at Stifel Bancorp, payables to customers of $866.1 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.2 billion, senior notes, net of debt issuance costs, of $1.1 billion, and accrued employee compensation of $475.9 million. To meet our obligations to clients and operating needs, we had $11.5 billion of cash or assets readily convertible into cash at June 30, 2022.

Cash Flow

Cash and cash equivalents decreased $385.6 million to $1.6 billion at June 30, 2022, from $2.0 billion at December 31, 2021. Operating activities used cash of $200.5 million. Investing activities used cash of $2.9 billion due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $2.6 billion primarily due to an increase in bank deposits and securities loaned, partially offset by dividends paid on our common and preferred stock, tax payments related to shares withheld for stock-based compensation, and repurchases of our common stock.

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

As of June 30, 2022, we had $36.5 billion in assets, $11.5 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,577,677	$1,963,326
Receivables from brokers, dealers, and clearing organizations	377,741	574,256
Securities purchased under agreements to resell	608,051	579,866
Financial instruments owned at fair value	1,124,621	1,065,216
Available-for-sale securities at fair value	1,879,904	2,113,893
Held-to-maturity securities at amortized cost	5,883,448	5,348,558
Investments	38,914	34,340
Total cash and assets readily convertible to cash	$11,490,356	$11,679,455

As of June 30, 2022 and December 31, 2021, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2022		December 31, 2021
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$161,223	$—	$132,158	$—
Financial instruments owned at fair value	350,206	350,206	385,528	385,528
Investment portfolio (AFS & HTM)	—	1,929,485	—	1,849,152
	$511,429	$2,279,691	$517,686	$2,234,680

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At June 30, 2022, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 15 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2022, the maximum number of shares that may yet be purchased under this plan was 10.3 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At June 30, 2022, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2022, available cash and highly liquid investments comprised approximately 17% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.6 billion of cash and cash equivalents at June 30, 2022, compared to $2.0 billion at December 31, 2021. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.9 billion in available-for-sale investment securities at June 30, 2022, compared to $2.1 billion at December 31, 2021. As of June 30, 2022, the weighted-average life of the investment securities portfolio was approximately 1.5 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2022, we had $26.0 billion in deposits compared to $23.3 billion at December 31, 2021. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at June 30, 2022, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $85.0 million during the six months ended June 30, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2022 on these advances was 0.86% and 0.80%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2022, there were no Federal Home Loan advances.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of June 30, 2022.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2022, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.1 billion at June 30, 2022 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2022, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.2 billion with the Fed’s discount window at June 30, 2022. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $23.8 billion at June 30, 2022. At June 30, 2022, there was $26.8 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $83.2 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2022. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2022, and the years ended December 31, 2023, 2024, 2025, 2026, and thereafter are $83.7 million, $125.2 million, $108.6 million, $86.9 million, $78.1 million, and $190.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to four years.

At June 30, 2022, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 18.2 million, of which 15.7 million were unvested. At June 30, 2022, there was unrecognized compensation cost for deferred awards of approximately $770.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2022, and the years ended December 31, 2023, 2024, 2025, 2026, and thereafter are $115.7 million, $200.0 million, $171.3 million, $132.8 million, $91.8 million, and $58.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2022, Stifel had net capital of $627.1 million, which was 41.0% of aggregate debit items and $596.5 million in excess of its minimum required net capital. At June 30, 2022, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2022, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2022, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At June 30, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2022, and the daily VaR at June 30, 2022 and December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022			VaR Calculation at
	High	Low	Daily Average	June 30, 2022	December 31, 2021
Daily VaR	$13,709	$5,832	$8,320	$7,632	$6,044

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

The following table illustrates the estimated change in net interest income at June 30, 2022, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest income
+200	27.9%
+100	13.9
0	—
-100	(11.3)
-200	(23.8)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2022 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,750,354	$436,049	$2,940,475	$3,602,330
Securities	5,937,262	321,493	758,414	968,361
Interest-bearing cash	496,979	—	—	—
	$19,184,595	$757,542	$3,698,889	$4,570,691
Interest-bearing liabilities:
Transaction accounts and savings	$25,705,173	$—	$—	$—
Certificates of deposit	12,288	6,884	14	—
	$25,717,461	$6,884	$14	$—
GAP	(6,532,866)	750,658	3,698,875	4,570,691
Cumulative GAP	$(6,532,866)	$(5,782,208)	$(2,083,333)	$2,487,358

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion, and the fair value of the collateral that had been sold or repledged was $350.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2022 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2022. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2022	—	$—	—	10,768,833
May 1 - 31, 2022	100,400	60.81	100,400	10,668,433
June 1 - 30, 2022	405,000	60.65	405,000	10,263,433
	505,400	$60.68	505,400

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2022, the maximum number of shares that may yet be purchased under this plan was 10.3 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

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

Date: August 4, 2022