Form 10-Q
period 2022-09-30
STIFEL FINANCIAL CORP
filed 2022-11-09
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - November 4, 2022
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	106,280,628
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2022	December 31, 2021
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$1,414,543	$1,963,326
Cash segregated for regulatory purposes	31,869	186,331
Receivables:
Brokerage clients, net	1,232,070	1,152,877
Brokers, dealers, and clearing organizations	541,456	574,256
Securities purchased under agreements to resell	541,840	579,866
Financial instruments owned, at fair value	997,686	1,157,004
Available-for-sale securities, at fair value	1,660,847	2,113,893
Held-to-maturity securities, at amortized cost	5,991,450	5,348,558
Loans:
Held for investment, net	20,675,968	16,627,847
Held for sale, at lower of cost or market	234,927	207,715
Investments, at fair value	101,296	117,804
Fixed assets, net	176,547	168,206
Operating lease right-of-use assets, net	772,348	750,734
Goodwill	1,319,963	1,306,892
Intangible assets, net	134,569	148,157
Loans and advances to financial advisors and other employees, net	661,254	653,955
Deferred tax assets, net	169,624	111,283
Other assets	953,806	881,011
Total assets	$37,612,063	$34,049,715
Liabilities
Payables:
Brokerage clients	$881,143	$971,924
Brokers, dealers, and clearing organizations	281,422	257,729
Drafts	70,453	122,617
Securities sold under agreements to repurchase	257,759	385,528
Bank deposits	27,190,619	23,280,348
Financial instruments sold, but not yet purchased, at fair value	637,714	756,150
Accrued compensation	554,446	932,804
Accounts payable and accrued expenses	1,336,872	1,134,178
Senior notes	1,114,285	1,113,478
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	32,384,713	29,014,756
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,661,967 and 111,661,763 shares, respectively	16,749	16,749
Additional paid-in-capital	1,914,259	1,922,382
Retained earnings	3,051,594	2,757,208
Accumulated other comprehensive income/(loss)	(143,641)	4,718
Treasury stock, at cost, 5,437,439 and 7,162,850 shares, respectively	(296,611)	(351,098)
Total equity	5,227,350	5,034,959
Total liabilities and equity	$37,612,063	$34,049,715

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Commissions	$159,054	$189,239	$541,644	$598,432
Principal transactions	118,379	118,977	403,252	436,580
Investment banking	221,858	372,279	747,779	1,088,010
Asset management	300,557	313,862	973,457	887,878
Interest	304,195	141,844	682,384	402,975
Other income	852	18,760	7,823	57,629
Total revenues	1,104,895	1,154,961	3,356,339	3,471,504
Interest expense	59,756	10,023	86,547	38,641
Net revenues	1,045,139	1,144,938	3,269,792	3,432,863
Non-interest expenses:
Compensation and benefits	611,870	672,385	1,938,270	2,062,353
Occupancy and equipment rental	77,230	72,160	232,507	215,163
Communications and office supplies	43,825	40,432	129,926	123,565
Commissions and floor brokerage	13,576	14,744	44,569	44,424
Provision for credit losses	6,453	(660)	27,478	(15,564)
Other operating expenses	86,416	89,375	245,623	254,503
Total non-interest expenses	839,370	888,436	2,618,373	2,684,444
Income from operations before income tax expense	205,769	256,502	651,419	748,419
Provision for income taxes	54,600	64,126	165,885	184,951
Net income	151,169	192,376	485,534	563,468
Preferred dividends	9,320	9,689	27,961	26,267
Net income available to common shareholders	$141,849	$182,687	$457,573	$537,201

Earnings per common share:
Basic	$1.30	$1.70	$4.20	$4.99
Diluted	$1.21	$1.54	$3.89	$4.54

Cash dividends declared per common share	$0.30	$0.15	$0.90	$0.45

Weighted-average number of common shares outstanding:
Basic	108,767	107,379	109,017	107,655
Diluted	117,218	118,475	117,649	118,355

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$151,169	$192,376	$485,534	$563,468
Other comprehensive loss, net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(54,290)	2,971	(189,820)	(2,147)
Changes in unrealized gains on hedging instruments (3)	32,097	—	70,436	—
Foreign currency translation adjustment	(11,405)	(8,652)	(28,975)	(3,907)
Total other comprehensive loss, net of tax	(33,598)	(5,681)	(148,359)	(6,054)
Comprehensive income	$117,571	$186,695	$337,175	$557,414

(1)
Net of tax benefit of $12.1 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively. Net of tax benefit of $50.7 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)
There were no reclassifications to earnings for the three and nine months ended September 30, 2022 and 2021.
(3)
During the third quarter of 2022, we closed our derivative instruments used to hedge the foreign exchange risk related to our equity investment in non-US Dollar functional currency foreign subsidiaries, primarily the British Pound and Euro. The cumulative gain recognized on these hedges was $93.9 million for the nine months ended September 30, 2022, of which $43.7 million was recognized for the three months ended September 30, 2022. We expect minimal, if any, of these gains to be reclassified from other comprehensive income into earnings over the next 12 months.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2022	2021
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$535,000
Issuance of preferred stock	—	300,000
Redemption of preferred stock	—	(150,000)
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,884,455	1,846,986
Unit amortization, net of forfeitures	33,358	29,595
Distributions under employee plans	(3,300)	(3,266)
Issuance of preferred stock	—	(9,279)
Other	(254)	(25)
Balance, end of period	1,914,259	1,864,011
Retained earnings:
Balance, beginning of period	2,948,280	2,365,907
Net income	151,169	192,376
Dividends declared:
Common	(37,299)	(18,586)
Preferred	(9,320)	(9,689)
Distributions under employee plans	(1,612)	(1,169)
Other	376	(112)
Balance, end of period	3,051,594	2,528,727
Accumulated other comprehensive income/(loss):
Balance, beginning of period	(110,043)	27,266
Unrealized gains/(losses) on securities, net of tax	(54,290)	2,971
Unrealized gains on cash flow hedging activities, net of tax	32,097	—
Foreign currency translation adjustment, net of tax	(11,405)	(8,652)
Balance, end of period	(143,641)	21,585
Treasury stock, at cost:
Balance, beginning of period	(299,704)	(283,118)
Distributions under employee plans	3,093	2,086
Common stock repurchased	—	(43,716)
Balance, end of period	(296,611)	(324,748)
Total Shareholders' Equity	$5,227,350	$4,791,324

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$535,000
Issuance of preferred stock	—	300,000
Redemption of preferred stock	—	(150,000)
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,922,382	1,888,982
Unit amortization, net of forfeitures	114,536	93,840
Distributions under employee plans	(122,467)	(109,563)
Issuance of preferred stock	—	(9,279)
Other	(192)	31
Balance, end of period	1,914,259	1,864,011
Retained earnings:
Balance, beginning of period	2,757,208	2,078,135
Net income	485,534	563,468
Dividends declared:
Common	(111,831)	(55,890)
Preferred	(27,961)	(26,267)
Distributions under employee plans	(52,523)	(30,315)
Other	1,167	(404)
Balance, end of period	3,051,594	2,528,727
Accumulated other comprehensive income/(loss):
Balance, beginning of period	4,718	27,639
Unrealized losses on securities, net of tax	(189,820)	(2,147)
Unrealized gains on cash flow hedging activities, net of tax	70,436	—
Foreign currency translation adjustment, net of tax	(28,975)	(3,907)
Balance, end of period	(143,641)	21,585
Treasury stock, at cost:
Balance, beginning of period	(351,098)	(307,739)
Distributions under employee plans	85,153	67,714
Common stock repurchased	(30,666)	(84,723)
Balance, end of period	(296,611)	(324,748)
Total Shareholders' Equity	$5,227,350	$4,791,324

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$485,534	$563,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,250	33,496
Amortization of loans and advances to financial advisors and other employees	98,624	83,850
Amortization of premium on investment portfolio	9,795	12,969
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	27,478	(15,564)
Amortization of intangible assets	14,966	13,216
Deferred income taxes	(15,690)	(42,492)
Stock-based compensation	103,281	85,283
Losses on sale of investments	14,933	1,302
Other, net	4,883	39,809
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(79,193)	(185,327)
Brokers, dealers, and clearing organizations	32,800	61,063
Securities purchased under agreements to resell	38,026	(380,605)
Financial instruments owned, including those pledged	159,318	(505,358)
Loans originated as held for sale	(513,195)	(1,594,937)
Proceeds from mortgages held for sale	503,284	1,954,135
Loans and advances to financial advisors and other employees	(105,431)	(94,958)
Other assets	25,510	(76,967)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(90,781)	253,308
Brokers, dealers, and clearing organizations	4,172	28,900
Drafts	(52,164)	(31,848)
Financial instruments sold, but not yet purchased	(118,436)	283,050
Other liabilities and accrued expenses	(213,725)	84,942
Net cash provided by operating activities	$370,239	$570,735

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, and maturities of available-for-sale securities	$287,460	$448,780
Calls and principal paydowns of held-to-maturity securities	113,454	1,307,342
Sale or maturity of investments	12,761	17,581
Increase in loans held for investment, net	(4,075,687)	(2,480,035)
Payments for:
Purchase of fixed assets	(44,924)	(173,183)
Purchase of available-for-sale securities	(102,917)	(807,088)
Purchase of held-to-maturity securities	(754,306)	(2,223,971)
Purchase of investments	(13,450)	(20,515)
Acquisitions, net of cash received	(11,021)	(315)
Net cash used in investing activities	(4,588,630)	(3,931,404)
Cash Flows From Financing Activities:
Proceeds from Federal Home Loan Bank advances, net	—	52,000
Payment of contingent consideration	(11,303)	(16,798)
Increase/(decrease) in securities sold under agreements to repurchase	(127,769)	4,496
Increase in bank deposits, net	3,910,271	3,002,377
Increase in securities loaned	19,521	38,441
Tax payments related to shares withheld for stock-based compensation plans	(87,434)	(70,202)
Proceeds from preferred stock issuance, net	—	290,721
Redemption of preferred stock	—	(150,000)
Repurchase of common stock	(30,666)	(84,723)
Cash dividends on preferred stock	(27,961)	(26,267)
Cash dividends paid to common stock and equity-award holders	(100,538)	(47,307)
Net cash provided by financing activities	3,544,121	2,992,738
Effect of exchange rate changes on cash	(28,975)	(3,907)
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(703,245)	(371,838)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,149,657	2,452,206
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,446,412	$2,080,368
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$162,681	$227,641
Cash paid for interest	103,100	47,070
Noncash financing activities:
Unit grants, net of forfeitures	188,359	142,771

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,414,543	$1,963,326
Cash segregated for regulatory purposes	31,869	186,331
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,446,412	$2,149,657

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2022 and December 31, 2021, included (in thousands):

	September 30, 2022	December 31, 2021
Receivables from clearing organizations	$315,651	$278,482
Deposits paid for securities borrowed	165,188	260,586
Securities failed to deliver	60,617	35,188
	$541,456	$574,256

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2022 and December 31, 2021, included (in thousands):

	September 30, 2022	December 31, 2021
Deposits received from securities loaned	$168,740	$149,219
Securities failed to receive	97,398	64,170
Payable to clearing organizations	15,284	44,340
	$281,422	$257,729

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$16,753	$12,681	$13,372	$12,721
Mutual funds	4,368	—	7,310	—
Money market funds	1,301	—	3,004	—
Private equity funds	471	1,182	2,376	1,203
Total	$22,893	$13,863	$26,062	$13,924

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, are presented below (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$40,140	$40,140	$—	$—
U.S. government agency securities	137,765	—	137,765	—
Agency mortgage-backed securities	241,377	—	241,377	—
Asset-backed securities	124,339	—	79,223	45,116
Corporate securities:
Fixed income securities	219,271	5,657	213,614	—
Equity securities	44,103	42,037	1,053	1,013
State and municipal securities	113,846	—	113,846	—
Other (1)	76,845	—	6,268	70,577
Total financial instruments owned	997,686	87,834	793,146	116,706
Available-for-sale securities:
U.S. government agency securities	1,894	—	1,894	—
State and municipal securities	2,314	—	2,314	—
Mortgage-backed securities:
Agency	801,461	—	801,461	—
Commercial	66,989	—	66,989	—
Non-agency	464	—	464	—
Corporate fixed income securities	568,751	—	568,751	—
Asset-backed securities	218,974	—	218,974	—
Total available-for-sale securities	1,660,847	—	1,660,847	—
Investments:
Corporate equity securities	30,285	16,325	2,082	11,878
Auction rate securities	14,476	—	—	14,476
Other	34,943	119	45	34,779
Investments in funds and partnerships measured at NAV	21,592
Total investments	101,296	16,444	2,127	61,133
Cash equivalents measured at NAV	1,301
Derivative contracts (2)	152,119	—	152,119	—
	$2,913,249	$104,278	$2,608,239	$177,839

(1) Includes loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Included in other assets in the consolidated statements of financial condition.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$378,885	$378,885	$—	$—
U.S. government agency securities	31,076	—	31,076	—
Agency mortgage-backed securities	78,025	—	78,025	—
Corporate securities:
Fixed income securities	129,110	7,696	121,414	—
Equity securities	15,794	11,588	4,206	—
Other (3)	4,824	—	—	4,824
Total financial instruments sold, but not yet purchased	637,714	398,169	234,721	4,824
Derivative contracts (4)	152,107	—	152,107	—
	$789,821	$398,169	$386,828	$4,824

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Other	Corporate Equity Securities	Auction Rate Securities	Other
Balance at June 30, 2022	$45,211	$1,013	$100,187	$11,878	$13,965	$34,779
Unrealized gains	—	—	338	—	511	—
Realized gains	539	—	225	—	—	—
Purchases	1,559	—	25,729	—	—	—
Sales	—	—	(51,824)	—	—	—
Redemptions	(2,193)	—	(4,078)	—	—	—
Net change	(95)	—	(29,610)	—	511	—
Balance at September 30, 2022	$45,116	$1,013	$70,577	$11,878	$14,476	$34,779

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended September 30, 2022
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Other	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2021	$64,706	$225	$26,857	$5,754	$13,032	$35,837
Unrealized gains/(losses)	4,750	839	550	6,124	1,444	(1,012)
Realized gains	2,316	336	793	—	—	992
Purchases	3,149	—	133,933	—	—	—
Sales	—	(387)	(85,042)	—	—	(999)
Redemptions	(29,805)	—	(6,514)	—	—	(39)
Net change	(19,590)	788	43,720	6,124	1,444	(1,058)
Balance at September 30, 2022	$45,116	$1,013	$70,577	$11,878	$14,476	$34,779

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2022, relating to Level 3 assets still held at September 30, 2022, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2022 and December 31, 2021, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,414,543	$1,414,543	$1,963,326	$1,963,326
Cash segregated for regulatory purposes	31,869	31,869	186,331	186,331
Securities purchased under agreements to resell	541,840	541,840	579,866	579,866
Financial instruments owned	997,686	997,686	1,157,004	1,157,004
Available-for-sale securities	1,660,847	1,660,847	2,113,893	2,113,893
Held-to-maturity securities	5,991,450	5,665,534	5,348,558	5,343,481
Bank loans	20,675,968	20,229,657	16,627,847	16,704,912
Loans held for sale	234,927	234,927	207,715	207,715
Investments	101,296	101,296	117,804	117,804
Derivative contracts (1)	152,119	152,119	52,129	52,129
Financial liabilities:
Securities sold under agreements to repurchase	$257,759	$257,759	$385,528	$385,528
Bank deposits	27,190,619	24,638,897	23,280,348	22,998,842
Financial instruments sold, but not yet purchased	637,714	637,714	756,150	756,150
Senior notes	1,114,285	1,040,587	1,113,478	1,218,344
Debentures to Stifel Financial Capital Trusts	60,000	54,771	60,000	46,340
Derivative contracts (2)	152,107	152,107	52,147	52,147

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,413,242	$1,413,242	$—	$—
Cash segregated for regulatory purposes	31,869	31,869	—	—
Securities purchased under agreements to resell	541,840	392,539	149,301	—
Held-to-maturity securities	5,665,534	—	5,556,992	108,542
Bank loans	20,229,657	—	20,229,657	—
Loans held for sale	234,927	—	234,927	—
Financial liabilities:
Securities sold under agreements to repurchase	$257,759	$12,090	$245,669	$—
Bank deposits	24,638,897	—	24,638,897	—
Senior notes	1,040,587	1,040,587	—	—
Debentures to Stifel Financial Capital Trusts	54,771	—	—	54,771

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,960,322	$1,960,322	$—	$—
Cash segregated for regulatory purposes	186,331	186,331	—	—
Securities purchased under agreements to resell	579,866	371,797	208,069	—
Held-to-maturity securities	5,343,481	—	5,205,085	138,396
Bank loans	16,704,912	—	16,704,912	—
Loans held for sale	207,715	—	207,715	—
Financial liabilities:
Securities sold under agreements to repurchase	$385,528	$10,000	$375,528	$—
Bank deposits	22,998,842	—	22,998,842	—
Senior notes	1,218,344	1,218,344	—	—
Debentures to Stifel Financial Capital Trusts	46,340	—	—	46,340
The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2022 and December 31, 2021.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2022 and December 31, 2021 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2022 and December 31, 2021 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Financial instruments owned:
U.S. government securities	$40,140	$10,774
U.S. government agency securities	137,765	143,793
Agency mortgage-backed securities	241,377	335,050
Asset-backed securities	124,339	132,087
Corporate securities:
Fixed income securities	219,271	255,999
Equity securities	44,103	75,056
State and municipal securities	113,846	162,335
Other (1)	76,845	41,910
	$997,686	$1,157,004
Financial instruments sold, but not yet purchased:
U.S. government securities	$378,885	$377,023
U.S. government agency securities	31,076	37,395
Agency mortgage-backed securities	78,025	156,628
Corporate securities:
Fixed income securities	129,110	153,852
Equity securities	15,794	28,482
Other (2)	4,824	2,770
	$637,714	$756,150

(1) Includes loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes loans, state and municipal securities, and sovereign debt.

At September 30, 2022 and December 31, 2021, financial instruments owned in the amount of $124.5 million and $394.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,118	$—	$(224)	$1,894
State and municipal securities	2,354	—	(40)	2,314
Mortgage-backed securities:
Agency	944,794	9	(143,342)	801,461
Commercial	71,762	—	(4,773)	66,989
Non-agency	461	3	—	464
Corporate fixed income securities	653,983	193	(85,425)	568,751
Asset-backed securities	232,564	250	(13,840)	218,974
	$1,908,036	$455	$(247,644)	$1,660,847
Held-to-maturity securities (2)
Asset-backed securities	$5,991,450	$2,906	$(328,822)	$5,665,534

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$1,800	$8	$—	$1,808
State and municipal securities	2,372	27	—	2,399
Mortgage-backed securities:
Agency	954,021	7,181	(9,016)	952,186
Commercial	72,765	1,220	—	73,985
Non-agency	564	4	—	568
Corporate fixed income securities	783,289	14,385	(5,781)	791,893
Asset-backed securities	289,702	3,581	(2,229)	291,054
	$2,104,513	$26,406	$(17,026)	$2,113,893
Held-to-maturity securities (2)
Asset-backed securities	$5,348,558	$7,659	$(12,736)	$5,343,481

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2022, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at September 30, 2022 and December 31, 2021 was $61.0 million and $29.1 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

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

There were no sales of available-for-sale securities during the nine months ended September 30, 2022 and 2021.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2022 and December 31, 2021 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$13,806	$13,561	$36,671	$36,899
After one year through three years	186,574	180,120	217,606	222,942
After three years through five years	130,327	112,975	192,271	196,380
After five years through ten years	444,058	376,305	455,429	455,848
After ten years	1,133,271	977,886	1,202,536	1,201,824
	$1,908,036	$1,660,847	$2,104,513	$2,113,893
Held-to-maturity securities
After three years through five years	$—	$—	$2,825	$2,825
After five years through ten years	2,358,696	2,247,400	2,282,162	2,278,597
After ten years	3,632,754	3,418,134	3,063,571	3,062,059
	$5,991,450	$5,665,534	$5,348,558	$5,343,481

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2022, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$200	$—	$1,694	$—	$1,894
State and municipal securities	—	—	2,314	—	2,314
Mortgage-backed securities:
Agency	15	89	45,489	755,868	801,461
Commercial	—	—	—	66,989	66,989
Non-agency	—	—	464	—	464
Corporate fixed income securities	13,346	293,006	262,399	—	568,751
Asset-backed securities	—	—	63,945	155,029	218,974
	$13,561	$293,095	$376,305	$977,886	$1,660,847
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,358,696	$3,632,754	$5,991,450

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2022 and December 31, 2021, securities of $799.2 million and $639.6 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2022 and December 31, 2021, securities of $1.1 billion and $1.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government securities	$(224)	$1,894	$—	$—	$(224)	$1,894
State and municipal securities	(40)	2,314	—	—	(40)	2,314
Mortgage-backed securities:
Agency	(61,691)	451,197	(81,651)	347,054	(143,342)	798,251
Commercial	(4,773)	66,989	—	—	(4,773)	66,989
Corporate fixed income securities	(48,271)	413,188	(37,154)	145,876	(85,425)	559,064
Asset-backed securities	(2,104)	76,306	(11,736)	102,733	(13,840)	179,039
	$(117,103)	$1,011,888	$(130,541)	$595,663	$(247,644)	$1,607,551

At September 30, 2022, the amortized cost of 278 securities classified as available for sale exceeded their fair value by $247.6 million, of which $130.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2022, was $1.6 billion, which was 96.8% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at September 30, 2022 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,223,263	$4,761,020	$5,000	$2,167	$5,991,450

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2022 and December 31, 2021 (in thousands, except percentages):

	September 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Commercial and industrial	$9,394,557	45.1%	$7,345,753	43.9%
Residential real estate	7,048,762	33.9	5,482,026	32.7
Securities-based loans	2,785,679	13.4	2,880,158	17.2
Commercial real estate	872,010	4.2	409,847	2.4
Construction and land	564,581	2.7	511,084	3.1
Home equity lines of credit	106,037	0.5	82,508	0.5
Other	47,624	0.2	32,111	0.2
Gross bank loans	20,819,250	100.0%	16,743,487	100.0%
Unamortized loan discount, net	—		(150)
Loans in process	(14,051)		(10,134)
Unamortized loan fees, net	(24,207)		(6,012)
Allowance for loan losses	(105,024)		(99,344)
Loans held for investment, net	$20,675,968		$16,627,847

At September 30, 2022 and December 31, 2021, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $69.9 million and $27.2 million, respectively.

At September 30, 2022 and December 31, 2021, we had loans held for sale of $234.9 million and $207.7 million, respectively. For the three months ended September 30, 2022 and 2021, we recognized gains of $0.4 million and $4.4 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2022 and 2021, we recognized gains of $1.0 million and $25.8 million, respectively, from the sale of originated loans, net of fees and costs.

At September 30, 2022 and December 31, 2021, loans, primarily consisting of residential and commercial real estate loans of $6.3 billion and $4.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at September 30, 2022 and December 21, 2021 was $54.8 million and $27.4 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 (in thousands).

	Three Months Ended September 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,352	$903	$(4,008)	$—	$64,247
Residential real estate	22,615	(5,150)	—	—	17,465
Commercial real estate	6,483	5,480	—	—	11,963
Construction and land	5,854	1,675	—	—	7,529
Securities-based loans	3,976	(658)	—	—	3,318
Home equity lines of credit	922	(724)	—	—	198
Other	280	24	—	—	304
	$107,482	$1,550	$(4,008)	$—	$105,024

	Nine Months Ended September 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$53,529	$14,724	$(4,008)	$2	$64,247
Residential real estate	28,560	(11,095)	—	—	17,465
Commercial real estate	3,934	8,029	—	—	11,963
Construction and land	8,536	(1,007)	—	—	7,529
Securities-based loans	4,006	(652)	(36)	—	3,318
Home equity lines of credit	511	(313)	—	—	198
Other	268	36	—	—	304
	$99,344	$9,722	$(4,044)	$2	$105,024

The provision for unfunded lending commitments was $4.9 million and $17.8 million for the three and nine months ended September 30, 2022, respectively. The provision for unfunded lending commitments was $4.2 million for the three months ended September 30, 2021. During the nine months ended September 30, 2021, we released $3.0 million of the provision for unfunded lending commitments. The provision for unfunded lending commitments is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 (in thousands).

	Three Months Ended September 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$46,943	$(256)	$—	$—	$46,687
Residential real estate	21,267	2,637	—	—	23,904
Construction and land	15,953	(1,620)	—	—	14,333
Commercial real estate	11,903	(6,582)	—	—	5,321
Securities-based loans	2,519	808	—	—	3,327
Home equity lines of credit	426	48	—	—	474
Other	185	62	—	—	247
	$99,196	$(4,903)	$—	$—	$94,293

	Nine Months Ended September 30, 2021
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,222	$(15,333)	$(5,202)	$—	$46,687
Residential real estate	16,300	7,604	—	—	23,904
Construction and land	17,275	(2,942)	—	—	14,333
Commercial real estate	8,580	(3,259)	—	—	5,321
Securities-based loans	2,015	1,312	—	—	3,327
Home equity lines of credit	374	100	—	—	474
Other	263	(16)	—	—	247
	$112,029	$(12,534)	$(5,202)	$—	$94,293

At September 30, 2022, we had $11.2 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at September 30, 2022 was $2.1 million. At December 31, 2021, we had $17.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2021 was $6.2 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2022 and 2021, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at September 30, 2022 and December 31, 2021 by portfolio segment (in thousands):

	As of September 30, 2022
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$—	$9,226	$9,226	$9,385,331	$9,394,557
Residential real estate	696	1,790	2,486	7,046,276	7,048,762
Securities-based loans	—	—	—	2,785,679	2,785,679
Commercial real estate	—	—	—	872,010	872,010
Construction and land	—	—	—	564,581	564,581
Home equity lines of credit	407	—	407	105,630	106,037
Other	26	2	28	47,596	47,624
Total	$1,129	$11,018	$12,147	$20,807,103	$20,819,250

	As of September 30, 2022*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$9,226	$—	$—	$9,226
Residential real estate	1,790	151	—	1,941
Other	2	—	—	2
Total	$11,018	$151	$—	$11,169

* There were no loans past due 90 days and still accruing interest at September 30, 2022.

	As of December 31, 2021
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Commercial and industrial	$9,290	$6,571	$15,861	$7,329,892	$7,345,753
Residential real estate	6,194	1,332	7,526	5,474,500	5,482,026
Securities-based loans	—	—	—	2,880,158	2,880,158
Construction and land	—	—	—	511,084	511,084
Commercial real estate	—	1	1	409,846	409,847
Home equity lines of credit	—	—	—	82,508	82,508
Other	44	—	44	32,067	32,111
Total	$15,528	$7,904	$23,432	$16,720,055	$16,743,487

	As of December 31, 2021*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$15,861	$—	$—	$15,861
Residential real estate	1,332	154	—	1,486
Commercial real estate	—	—	1	1
Total	$17,193	$154	$1	$17,348

* There were no loans past due 90 days and still accruing interest at December 31, 2021.

Credit quality indicators

As of September 30, 2022, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At September 30, 2022 and December 31, 2021, 97.5% and 98.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$9,254,217	$69,769	$61,346	$9,225	$9,394,557
Residential real estate	7,046,822	150	—	1,790	7,048,762
Securities-based loans	2,785,676	—	—	3	2,785,679
Commercial real estate	775,010	77,000	20,000	—	872,010
Construction and land	564,581	—	—	—	564,581
Home equity lines of credit	106,037	—	—	—	106,037
Other	47,622	—	—	2	47,624
Total	$20,579,965	$146,919	$81,346	$11,020	$20,819,250

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$7,193,435	$38,000	$107,747	$6,571	$7,345,753
Residential real estate	5,480,693	—	84	1,249	5,482,026
Securities-based loans	2,880,158	—	—	—	2,880,158
Construction and land	476,844	14,240	20,000	—	511,084
Commercial real estate	407,298	2,548	—	1	409,847
Home equity lines of credit	82,479	29	—	—	82,508
Other	32,111	—	—	—	32,111
Total	$16,553,018	$54,817	$127,831	$7,821	$16,743,487

	Term Loans Amortized Cost Basis by Origination Year – September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$1,274,266	$1,649,819	$327,252	$273,715	$421,262	$409,037	$4,898,866	$9,254,217
Special Mention	—	23,404	—	30,689	—	10,876	4,800	69,769
Substandard	—	—	—	28,013	33,333	—	—	61,346
Doubtful	—	—	450	—	8,775	—	—	9,225
	$1,274,266	$1,673,223	$327,702	$332,417	$463,370	$419,913	$4,903,666	$9,394,557
Residential real estate:
Pass	$2,374,782	$2,517,438	$1,010,216	$449,707	$187,318	$507,361	$—	$7,046,822
Special Mention	—	150	—	—	—	—	—	150
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	1,790	—	1,790
	$2,374,782	$2,517,588	$1,010,216	$449,707	$187,318	$509,151	$—	$7,048,762
Securities-based loans:
Pass	$11,194	$45,049	$35,821	$25,428	$—	$10,312	$2,657,872	$2,785,676
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	3	3
	$11,194	$45,049	$35,821	$25,428	$—	$10,312	$2,657,875	$2,785,679
Commercial real estate:
Pass	$416,733	$126,737	$72,387	$54,082	$58,018	$47,053	$—	$775,010
Special Mention	—	—	—	77,000	—	—	—	77,000
Substandard	—	—	—	—	20,000	—	—	20,000
Doubtful	—	—	—	—	—	—	—	—
	$416,733	$126,737	$72,387	$131,082	$78,018	$47,053	$—	$872,010
Construction and land:
Pass	$95,571	$85,292	$214,609	$104,793	$47,806	$16,510	$—	$564,581
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$95,571	$85,292	$214,609	$104,793	$47,806	$16,510	$—	$564,581
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$106,037	$106,037
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$106,037	$106,037
Other:
Pass	$9,320	$782	$10,000	$—	$1,691	$24,104	$1,725	$47,622
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	2	2
	$9,320	$782	$10,000	$—	$1,691	$24,104	$1,727	$47,624

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2021	Adjustments	Write-off	September 30, 2022
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	971,883	13,071	—	984,954
	$1,306,892	$13,071	$—	$1,319,963

	December 31, 2021	Adjustments	Amortization	September 30, 2022
Intangible assets
Global Wealth Management	$38,884	$—	$(4,088)	$34,796
Institutional Group	109,273	1,378	(10,878)	99,773
	$148,157	$1,378	$(14,966)	$134,569

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2022 are primarily attributable to the acquisition of ACXIT Capital Partners on July 1, 2022 and Vining Sparks on November 1, 2021.

Intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and non-compete agreements that are amortized over their contractual or determined useful lives. Intangible assets as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$226,133	$105,555	$225,900	$97,054
Trade names	30,359	20,311	30,359	17,694
Non-compete agreements	9,240	6,840	9,240	5,684
Core deposits	8,615	7,145	8,615	6,277
Investment banking backlog	4,245	4,172	4,245	3,680
Acquired technology	840	840	840	653
	$279,432	$144,863	$279,199	$131,042

Amortization expense related to intangible assets was $4.4 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $15.0 million and $13.2 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2022, are: customer relationships, 9.4 years; trade names, 7.6 years; non-compete agreements, 4.7 years; core deposits, 2.0 years; and investment banking backlog, 6.7 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of September 30, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2022	$4,362
2023	16,273
2024	15,374
2025	13,338
2026	12,987
Thereafter	70,117
$132,451

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

Our uncommitted secured lines of credit at September 30, 2022, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $85.0 million during the nine months ended September 30, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and nine months ended September 30, 2022 was 2.41% and 1.71%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2022, there were no Federal Home Loan advances.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of September 30, 2022.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(10,715)	(11,522)
Senior notes, net	$1,114,285	$1,113,478

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Demand deposits (interest-bearing)	$26,783,010	$22,626,560
Demand deposits (non-interest-bearing)	397,573	626,633
Certificates of deposit	10,036	27,155
	$27,190,619	$23,280,348

The weighted-average interest rate on deposits was 0.26% and 0.02% at September 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of certificates of deposit at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Certificates of deposit, less than $100,000:
Within one year	$—	$159
One to three years	11	14
Three to five years	—	—
	$11	$173
Certificates of deposit, $100,000 and greater:
Within one year	$10,025	$20,098
One to three years	—	6,884
Three to five years	—	—
	10,025	26,982
	$10,036	$27,155

At September 30, 2022 and December 31, 2021, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $5.1 million and $8.6 million, respectively. Brokerage customers’ deposits were $20.0 billion and $21.3 billion, respectively.

NOTE 12 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$165,188	$541,840	$152,119	$859,147
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	165,188	541,840	152,119	859,147
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(27,784)	(28,860)	(1,307)	(57,951)
Available collateral	(123,781)	(508,310)	(62,143)	(694,234)
Net amount	$13,623	$4,670	$88,669	$106,962

	As of December 31, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$260,586	$579,866	$52,129	$892,581
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	260,586	579,866	52,129	892,581
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(40,259)	(52,413)	(25,149)	(117,821)
Available collateral	(208,720)	(525,843)	(26,980)	(761,543)
Net amount	$11,607	$1,610	$—	$13,217
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $537.1 million and $578.1 million at September 30, 2022 and December 31, 2021, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $39.3 million and $95.5 million at September 30, 2022 and December 31, 2021, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(168,740)	$(257,759)	$(152,107)	$(578,606)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(168,740)	(257,759)	(152,107)	(578,606)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	27,784	28,860	1,307	57,951
Collateral pledged	140,951	228,899	29,428	399,278
Net amount	$(5)	$—	$(121,372)	$(121,377)

	As of December 31, 2021
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(149,219)	$(385,528)	$(52,147)	$(586,894)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(149,219)	(385,528)	(52,147)	(586,894)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	40,259	52,413	25,149	117,821
Collateral pledged	108,955	333,115	26,998	469,068
Net amount	$(5)	$—	$—	$(5)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $265.4 million and $392.7 million at September 30, 2022 and December 31, 2021, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $11.2 million and $35.7 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 13 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2022, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2022, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $110.2 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2022, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At September 30, 2022, Stifel had net capital of $642.7 million, which was 45.4% of aggregate debit items and $614.3 million in excess of its minimum required net capital. At September 30, 2022, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2022, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At September 30, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2022 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,279,013	14.1%	$1,048,505	4.5%	$1,514,508	6.5%
Tier 1 capital	3,964,013	17.0%	1,398,007	6.0%	1,864,010	8.0%
Total capital	4,155,304	17.8%	1,864,010	8.0%	2,330,012	10.0%
Tier 1 leverage	3,964,013	11.1%	1,424,787	4.0%	1,780,983	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,655,760	10.8%	$693,285	4.5%	$1,001,411	6.5%
Tier 1 capital	1,655,760	10.8%	924,379	6.0%	1,232,506	8.0%
Total capital	1,775,586	11.5%	1,232,506	8.0%	1,540,632	10.0%
Tier 1 leverage	1,655,760	7.3%	901,134	4.0%	1,126,417	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$377,572	10.5%	$161,605	4.5%	$233,430	6.5%
Tier 1 capital	377,572	10.5%	215,474	6.0%	287,298	8.0%
Total capital	392,228	10.9%	287,298	8.0%	359,123	10.0%
Tier 1 leverage	377,572	7.3%	207,546	4.0%	259,433	5.0%

NOTE 16 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At September 30, 2022 and December 31, 2021, operating lease right-of-use assets were $772.3 million and $750.7 million, respectively, and lease liabilities were $810.8 million and $799.1 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating lease cost	$25,972	$25,802
Short-term lease cost	401	110
Variable lease cost	436	265
Sublease income	(604)	(643)
Net lease cost	$26,205	$25,534

	Nine Months Ended September 30,
	2022	2021
Operating lease cost	$78,245	$76,292
Short-term lease cost	998	343
Variable lease cost	1,161	606
Sublease income	(1,799)	(1,951)
Net lease cost	$78,605	$75,290

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the nine months ended September 30, 2022 (in thousands):

Operating lease cash flows	$78,977
Right-of-use assets obtained in exchange for new operating lease liabilities	$84,498
Weighted-average remaining lease term	11.6 years
Weighted-average discount rate	3.92%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of September 30, 2022, (in thousands, except percentages).

Remainder of 2022	$25,895
2023	102,057
2024	100,384
2025	95,784
2026	95,883
Thereafter	604,469
Total undiscounted lease payments	1,024,472
Imputed interest	(213,646)
Total operating lease liabilities	$810,826

NOTE 17 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Revenues from contracts with customers:
Commissions	$159,054	$189,239
Investment banking	221,858	372,279
Asset management	300,557	313,862
Interest	12,510	6,624
Other	1,055	5,092
Total revenue from contracts with customers	695,034	887,096
Other sources of revenue:
Interest	291,685	135,220
Principal transactions	118,379	118,977
Other	(203)	13,668
Total revenues	$1,104,895	$1,154,961

	Nine Months Ended September 30,
	2022	2021
Revenues from contracts with customers:
Commissions	$541,644	$598,432
Investment banking	747,779	1,088,010
Asset management	973,457	887,878
Interest	28,154	19,001
Other	4,763	30,331
Total revenue from contracts with customers	2,295,797	2,623,652
Other sources of revenue:
Interest	654,230	383,974
Principal transactions	403,252	436,580
Other	3,060	27,298
Total revenues	$3,356,339	$3,471,504

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$108,214	$50,840	$—	$159,054
Capital raising	4,498	50,624	—	55,122
Advisory	—	166,736	—	166,736
Investment banking	4,498	217,360	—	221,858
Asset management	300,540	17	—	300,557
Interest	12,319	191	—	12,510
Other	979	—	76	1,055
Total	426,550	268,408	76	695,034
Primary Geographic Region:
United States	426,550	223,842	76	650,468
United Kingdom	—	29,987	—	29,987
Canada	—	7,982	—	7,982
Other	—	6,597	—	6,597
	$426,550	$268,408	$76	$695,034

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Three Months Ended September 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$133,998	$55,241	$—	$189,239
Capital raising	11,580	152,481	—	164,061
Advisory	—	208,218	—	208,218
Investment banking	11,580	360,699	—	372,279
Asset management	313,838	24	—	313,862
Interest	6,576	48	—	6,624
Other	5,206	—	(114)	5,092
Total	471,198	416,012	(114)	887,096
Primary Geographic Region:
United States	471,198	339,974	(114)	811,058
United Kingdom	—	45,824	—	45,824
Canada	—	21,350	—	21,350
Other	—	8,864	—	8,864
	$471,198	$416,012	$(114)	$887,096

	Nine Months Ended September 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$360,994	$180,650	$—	$541,644
Capital raising	14,701	185,390	—	200,091
Advisory	—	547,688	—	547,688
Investment banking	14,701	733,078	—	747,779
Asset management	973,396	61	—	973,457
Interest	27,783	371	—	28,154
Other	4,573	—	190	4,763
Total	1,381,447	914,160	190	2,295,797
Primary Geographic Region:
United States	1,381,447	764,004	190	2,145,641
United Kingdom	—	101,342	—	101,342
Canada	—	25,184	—	25,184
Other	—	23,630	—	23,630
	$1,381,447	$914,160	$190	$2,295,797

	Nine Months Ended September 30, 2021 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$421,156	$177,276	$—	$598,432
Capital raising	37,027	505,618	—	542,645
Advisory	—	545,365	—	545,365
Investment banking	37,027	1,050,983	—	1,088,010
Asset management	887,794	84	—	887,878
Interest	18,878	123	—	19,001
Other	28,552	—	1,779	30,331
Total	1,393,407	1,228,466	1,779	2,623,652
Primary Geographic Region:
United States	1,393,407	1,064,357	1,779	2,459,543
United Kingdom	—	91,215	—	91,215
Canada	—	51,129	—	51,129
Other	—	21,765	—	21,765
	$1,393,407	$1,228,466	$1,779	$2,623,652

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 21 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2022. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2022.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $132.4 million and $187.2 million at September 30, 2022 and December 31, 2021, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the nine months ended September 30, 2022.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2022 and December 31, 2021 was $14.2 million and $17.5 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 18 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans held for investment, net	$208,366	$95,075	$480,054	$274,693
Investment securities	71,420	34,247	151,728	95,738
Margin balances	12,510	6,624	28,154	19,001
Financial instruments owned	3,564	3,581	13,041	9,019
Other	8,335	2,317	9,407	4,524
	$304,195	$141,844	$682,384	$402,975
Interest expense:
Senior notes	$11,220	$11,850	$33,919	$35,924
Bank deposits	43,371	1,111	47,899	3,608
Other	5,165	(2,938)	4,729	(891)
	$59,756	$10,023	$86,547	$38,641

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 6.6 million shares at September 30, 2022.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $32.2 million and $29.1 million for the three months ended September 30, 2022 and 2021, respectively, and $99.8 million and $86.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $23.6 million and $17.0 million for the three months ended September 30, 2022 and 2021, respectively, and $67.8 million and $47.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2022, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 18.2 million, of which 15.6 million were unvested.

At September 30, 2022, there was unrecognized compensation cost for deferred awards of approximately $720.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.3 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively and $12.2 million and $11.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2022 and December 31, 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $257.8 million and $385.5 million, respectively.

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

At September 30, 2022 and December 31, 2021, Stifel Bancorp had outstanding commitments to originate loans aggregating $362.1 million and $545.5 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2022, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2022 and December 31, 2021, Stifel Bancorp had outstanding letters of credit totaling $30.6 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at September 30, 2022, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2022 and December 31, 2021, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.9 billion and $3.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2022, the expected credit losses for unfunded lending commitments was $37.0 million.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues: (1)
Global Wealth Management	$701,820	$655,533	$2,081,525	$1,924,595
Institutional Group	339,408	492,284	1,182,135	1,519,176
Other	3,911	(2,879)	6,132	(10,908)
	$1,045,139	$1,144,938	$3,269,792	$3,432,863
Income/(loss) before income taxes:
Global Wealth Management	$279,935	$232,119	$750,500	$682,655
Institutional Group	40,000	125,092	209,620	383,774
Other	(114,166)	(100,709)	(308,701)	(318,010)
	$205,769	$256,502	$651,419	$748,419

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2022 and 2021.

The following table presents our company’s total assets on a segment basis at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Global Wealth Management	$32,585,498	$28,219,800
Institutional Group	4,521,231	5,151,841
Other	505,334	678,074
	$37,612,063	$34,049,715

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$987,770	$1,067,901	$3,085,241	$3,142,337
United Kingdom	40,980	57,413	134,836	177,138
Canada	7,798	9,523	21,182	76,535
Other	8,591	10,101	28,533	36,853
	$1,045,139	$1,144,938	$3,269,792	$3,432,863

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$151,169	$192,376	$485,534	$563,468
Preferred dividends	9,320	9,689	27,961	26,267
Net income available to common shareholders	$141,849	$182,687	$457,573	$537,201
Shares for basic and diluted calculation:
Average shares used in basic computation	108,767	107,379	109,017	107,655
Dilutive effect of stock options and units (1)	8,451	11,096	8,632	10,700
Average shares used in diluted computation	117,218	118,475	117,649	118,355
Earnings per common share:
Basic	$1.30	$1.70	$4.20	$4.99
Diluted	$1.21	$1.54	$3.89	$4.54

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and nine months ended September 30, 2022 and 2021, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2022, we declared and paid cash dividends of $0.30 and $0.90 per common share. During the three and nine months ended September 30, 2021, we declared and paid cash dividends of $0.15 and $0.45 per common share.

NOTE 23 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2022, the maximum number of shares that may yet be purchased under this plan was 10.3 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we repurchased $30.7 million, or 0.5 million shares using existing Board authorizations at an average price of $60.68 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended September 30, 2021, we repurchased $44.8 million, or 0.7 million shares using existing Board authorizations at an average price of $66.74 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2021, we repurchased $86.4 million, or 1.3 million shares using existing Board authorizations at an average price of $65.69 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the nine months ended September 30, 2022, we issued 2.3 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

The following table presents the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	September 30, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$460,093	$371,047	$56,083
Partnership Interests	375,548	1,955	—
	$835,641	$373,002	$56,083

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

Results for the three and nine months ended September 30, 2022

For the three months ended September 30, 2022, net revenues decreased 8.7% to $1.0 billion from $1.1 billion during the comparable period in 2021. Net income available to common shareholders decreased 22.4% to $141.8 million, or $1.21 per diluted common share for the three months ended September 30, 2022, compared to $182.7 million, or $1.54 per diluted common share during the comparable period in 2021.

Our revenue decline was primarily attributable to lower capital-raising, advisory revenues, transactional, and asset management revenues during the quarter, partially offset by higher net interest income.

For the nine months ended September 30, 2022, net revenues decreased 4.8% to $3.3 billion compared to $3.4 billion during the comparable period in 2021. Net income available to common shareholders decreased 14.8% to $457.6 million, or $3.89 per diluted common share for the nine months ended September 30, 2022, compared to $537.2 million, or $4.54 per diluted common share during the comparable period in 2021.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2022, the NASDAQ, S&P 500, and Dow Jones Industrial Average, closed 32.4%, 24.8%, and 20.9% lower than their December 31, 2021 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$159,054	$189,239	(16.0)	15.2%	16.5%
Principal transactions	118,379	118,977	(0.5)	11.3	10.4
Transactional revenues	277,433	308,216	(10.0)	26.5	26.9
Investment banking	221,858	372,279	(40.4)	21.2	32.5
Asset management	300,557	313,862	(4.2)	28.8	27.4
Interest	304,195	141,844	114.5	29.1	12.4
Other income	852	18,760	(95.5)	0.1	1.7
Total revenues	1,104,895	1,154,961	(4.3)	105.7	100.9
Interest expense	59,756	10,023	496.2	5.7	0.9
Net revenues	1,045,139	1,144,938	(8.7)	100.0	100.0
Non-interest expenses:
Compensation and benefits	611,870	672,385	(9.0)	58.5	58.7
Occupancy and equipment rental	77,230	72,160	7.0	7.4	6.3
Communication and office supplies	43,825	40,432	8.4	4.2	3.5
Commissions and floor brokerage	13,576	14,744	(7.9)	1.3	1.3
Provision for credit losses	6,453	(660)	n/m	0.6	(0.1)
Other operating expenses	86,416	89,375	(3.3)	8.3	7.9
Total non-interest expenses	839,370	888,436	(5.5)	80.3	77.6
Income before income taxes	205,769	256,502	(19.8)	19.7	22.4
Provision for income taxes	54,600	64,126	(14.9)	5.2	5.6
Net income	151,169	192,376	(21.4)	14.5	16.8
Preferred dividends	9,320	9,689	(3.8)	0.9	0.8
Net income available to common shareholders	$141,849	$182,687	(22.4)	13.6%	16.0%

Nine months ended September 30, 2022 Compared with nine months ended September 30, 2021

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$541,644	$598,432	(9.5)	16.6%	17.4%
Principal transactions	403,252	436,580	(7.6)	12.3	12.7
Transactional revenues	944,896	1,035,012	(8.7)	28.9	30.1
Investment banking	747,779	1,088,010	(31.3)	22.9	31.7
Asset management	973,457	887,878	9.6	29.8	25.9
Interest	682,384	402,975	69.3	20.9	11.7
Other income	7,823	57,629	(86.4)	0.1	1.7
Total revenues	3,356,339	3,471,504	(3.3)	102.6	101.1
Interest expense	86,547	38,641	124.0	2.6	1.1
Net revenues	3,269,792	3,432,863	(4.8)	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,938,270	2,062,353	(6.0)	59.3	60.1
Occupancy and equipment rental	232,507	215,163	8.1	7.1	6.3
Communication and office supplies	129,926	123,565	5.1	4.0	3.6
Commissions and floor brokerage	44,569	44,424	0.3	1.4	1.3
Provision for credit losses	27,478	(15,564)	n/m	0.8	(0.5)
Other operating expenses	245,623	254,503	(3.5)	7.5	7.4
Total non-interest expenses	2,618,373	2,684,444	(2.5)	80.1	78.2
Income before income taxes	651,419	748,419	(13.0)	19.9	21.8
Provision for income taxes	165,885	184,951	(10.3)	5.1	5.4
Net income	485,534	563,468	(13.8)	14.8	16.4
Preferred dividends	27,961	26,267	6.4	0.8	0.8
Net income available to common shareholders	$457,573	$537,201	(14.8)	14.0%	15.6%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net revenues:
Commissions	$159,054	$189,239	(16.0)	$541,644	$598,432	(9.5)
Principal transactions	118,379	118,977	(0.5)	403,252	436,580	(7.6)
Transactional revenues	277,433	308,216	(10.0)	944,896	1,035,012	(8.7)
Capital raising	55,122	164,061	(66.4)	200,091	542,645	(63.1)
Advisory	166,736	208,218	(19.9)	547,688	545,365	0.4
Investment banking	221,858	372,279	(40.4)	747,779	1,088,010	(31.3)
Asset management	300,557	313,862	(4.2)	973,457	887,878	9.6
Net interest	244,439	131,821	85.4	595,837	364,334	63.5
Other income	852	18,760	(95.5)	7,823	57,629	(86.4)
Total net revenues	$1,045,139	$1,144,938	(8.7)	$3,269,792	$3,432,863	(4.8)

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2022, commission revenues decreased 16.0% to $159.1 million from $189.2 million in the comparable period in 2021. For the nine months ended September 30, 2022, commission revenues decreased 9.5% to $541.6 million from $598.4 million in the comparable period in 2021.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended September 30, 2022, principal transactions revenues decreased 0.5% to $118.4 million from $119.0 million in the comparable period in 2021. For the nine months ended September 30, 2022, principal transactions revenues decreased 7.6% to $403.3 million from $436.6 million in the comparable period in 2021.

Transactional revenues – For the three months ended September 30, 2022, transactional revenues decreased 10.0% to $277.4 million from $308.2 million in the comparable period in 2021. For the nine months ended September 30, 2022, transactional revenues decreased 8.7% to $944.9 million from $1.0 billion in the comparable period in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices. Institutional fixed income transactional revenue was impacted by the Vining Sparks acquisition, which closed in November 2021.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2022, investment banking revenues decreased 40.4% to $221.9 million from $372.3 million in the comparable period in 2021.

Capital-raising revenues decreased 66.4% to $55.1 million for the three months ended September 30, 2022 from $164.1 million in the comparable period in 2021. For the three months ended September 30, 2022, equity capital raising revenues decreased 75.2% to $25.7 million from $103.5 million in the comparable period in 2021. For the three months ended September 30, 2022, fixed income capital raising revenues decreased 51.4% to $29.3 million from $60.6 million in the comparable period in 2021.

Advisory revenues decreased 19.9% to $166.7 million for the three months ended September 30, 2022 from $208.2 million in the comparable period in 2021. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter.

For the nine months ended September 30, 2022, investment banking revenues decreased 31.3% to $747.8 million from $1.1 billion in the comparable period in 2021.

Capital raising revenues decreased 63.1% to $200.1 million for the nine months ended September 30, 2022 from $542.6 million in the comparable period in 2021. For the nine months ended September 30, 2022, equity capital raising revenues decreased 77.0% to $86.5 million from $375.9 million in the comparable period in 2021. The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the nine months ended September 30, 2022, fixed income capital raising revenues decreased 31.9% to $113.6 million from $166.8 million in the comparable period in 2021 as microeconomic conditions contributed to lower bond issuances during 2022.

Advisory revenues increased 0.4% to $547.7 million for the nine months ended September 30, 2022 from $545.4 million in the comparable period in 2021. The increase is primarily attributable to higher completed advisory transactions.

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

For the three months ended September 30, 2022, asset management revenues decreased 4.2% to $300.6 million from $313.9 million in the comparable period in 2021. For the nine months ended September 30, 2022, asset management revenues increased 9.6% to $973.5 million from $887.9 million in the comparable period in 2021. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended September 30, 2022, other income decreased 95.5% to $0.9 million from $18.8 million during the comparable period in 2021. For the nine months ended September 30, 2022, other income decreased 86.4% to $7.8 million from $57.6 million during the comparable period in 2021. The decreases are primarily attributable to lower investment gains and a decrease in loan origination fees from the comparable periods in 2021.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,302,894	$7,745	2.38%	$1,537,923	$1,020	0.27%
Financial instruments owned	982,689	3,564	1.45%	1,001,160	3,581	1.43%
Margin balances	1,062,323	12,510	4.71%	1,080,975	6,624	2.45%
Investment portfolio	7,938,004	71,420	3.60%	7,242,145	34,247	1.89%
Loans	20,376,065	208,365	4.09%	13,490,985	95,075	2.82%
Other interest-bearing assets	889,513	591	0.27%	702,469	1,297	0.74%
Total interest-earning assets/interest income	$32,551,488	$304,195	3.74%	$25,055,657	$141,844	2.26%
Interest-bearing liabilities:
Stock loan	$349,942	$(4,070)	(4.65%)	$227,178	$(5,642)	(9.93%)
Senior notes	1,114,108	11,220	4.03%	1,113,038	11,850	4.26%
Stifel Capital Trusts	60,000	574	3.83%	60,000	293	1.95%
Deposits	25,998,248	43,371	0.67%	19,545,452	1,111	0.02%
FHLB	542,228	3,270	2.41%	5,728	4	0.28%
Other interest-bearing liabilities	1,006,365	5,391	2.14%	1,058,845	2,407	0.91%
Total interest-bearing liabilities/interest expense	$29,070,891	59,756	0.82%	$22,010,241	10,023	0.18%
Net interest income/margin		$244,439	3.00%		$131,821	2.10%

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,245,794	$11,721	1.25%	$1,530,293	$2,735	0.24%
Financial instruments owned	1,109,940	13,041	1.57%	929,545	9,019	1.29%
Margin balances	1,085,889	28,154	3.46%	1,033,951	19,001	2.45%
Investment portfolio	7,602,909	151,728	2.66%	6,816,122	95,738	1.87%
Loans	18,927,960	480,053	3.38%	12,860,272	274,693	2.85%
Other interest-bearing assets	991,939	(2,313)	(0.31%)	665,876	1,789	0.36%
Total interest-earning assets/interest income	$30,964,431	$682,384	2.94%	$23,836,059	$402,975	2.25%
Interest-bearing liabilities:
Stock loan	$359,082	(15,077)	(5.60%)	$224,369	$(9,048)	(5.38%)
Senior notes	1,113,842	33,919	4.06%	1,112,763	35,924	4.30%
Stifel Capital Trusts	60,000	1,280	2.84%	60,000	899	2.00%
Deposits	24,463,858	47,899	0.26%	18,611,061	3,608	0.03%
FHLB	318,884	4,094	1.71%	27,227	56	0.28%
Other interest-bearing liabilities	1,098,534	14,432	1.75%	1,048,141	7,202	0.92%
Total interest-bearing liabilities/interest expense	$27,414,200	86,547	0.42%	$21,083,561	38,641	0.24%
Net interest income/margin		$595,837	2.57%		$364,334	2.04%

Please refer to Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2022, net interest income increased to $244.4 million from $131.8 million during the comparable period in 2021. For the nine months ended September 30, 2022, net interest income increased to $595.8 million from $364.3 million during the comparable period in 2021.

For the three months ended September 30, 2022, interest revenue increased 114.5% to $304.2 million from $141.8 million in the comparable period in 2021, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $28.9 billion during the three months ended September 30, 2022 compared to $21.5 billion during the comparable period in 2021 at average interest rates of 3.93% and 2.42%, respectively.

For the nine months ended September 30, 2022, interest revenue increased 69.3% to $682.4 million from $403.0 million in the comparable period in 2021, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $27.1 billion during the nine months ended September 30, 2022 compared to $20.5 billion during the comparable period in 2021 at average interest rates of 3.14% and 2.42%, respectively.

For the three months ended September 30, 2022, interest expense increased 496.2% to $59.8 million from $10.0 million during the comparable period in 2021. The increase is primarily attributable to higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $26.5 billion during the three months ended September 30, 2022 compared to $19.6 billion during the comparable period in 2021 at average interest rates of 0.70% and 0.02%, respectively.

For the nine months ended September 30, 2022, interest expense increased 124.0% to $86.5 million from $38.6 million in the comparable period in 2021. The increase is primarily attributable to higher interest rates and higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $24.8 billion during the nine months ended September 30, 2022 compared to $18.6 billion during the comparable period in 2021 at average interest rates of 0.28% and 0.03%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$611,870	$672,385	(9.0)	$1,938,270	$2,062,353	(6.0)
Occupancy and equipment rental	77,230	72,160	7.0	232,507	215,163	8.1
Communications and office supplies	43,825	40,432	8.4	129,926	123,565	5.1
Commissions and floor brokerage	13,576	14,744	(7.9)	44,569	44,424	0.3
Provision for credit losses	6,453	(660)	n/m	27,478	(15,564)	n/m
Other operating expenses	86,416	89,375	(3.3)	245,623	254,503	(3.5)
Total non-interest expenses	$839,370	$888,436	(5.5)	$2,618,373	$2,684,444	(2.5)

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

For the three months ended September 30, 2022, compensation and benefits expense decreased 9.0% to $611.9 million from $672.4 million during the comparable period in 2021. For the nine months ended September 30, 2022, compensation and benefits expense decreased 6.0% to $1.9 billion from $2.1 billion during the comparable period in 2021. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 58.5% and 59.3% for the three and nine months ended September 30, 2022, respectively, compared to 58.7% and 60.1% for the three and nine months ended September 30, 2021, respectively. The compensation ratios benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the three months ended September 30, 2022, occupancy and equipment rental expense increased 7.0% to $77.2 million from $72.2 million during the comparable period in 2021. For the nine months ended September 30, 2022, occupancy and equipment rental expense increased 8.1% to $232.5 million from $215.2 million during the comparable period in 2021. The increase is primarily attributable to higher data processing costs associated with the continued investments made in of our business lines.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2022, communications and office supplies expense increased 8.4% to $43.8 million from $40.4 million during the comparable period in 2021. For the nine months ended September 30, 2022, communications and office supplies expense increased 5.1% to $129.9 million from $123.6 million during the comparable period in 2021.

Commissions and floor brokerage – For the three months ended September 30, 2022, commissions and floor brokerage expense decreased 7.9% to $13.6 million from $14.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, commissions and floor brokerage expense increased 0.3% to $44.6 million from $44.4 million during the comparable period in

2021. The increase is primarily attributable to higher processing expenses, partially offset by lower electronic communication network (“ECN”) trading costs.

Provision for credit losses – For the three months ended September 30, 2022, provision for credit losses increased to $6.5 million from a credit of $0.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, provision for credit losses increased to $27.5 million from a credit of $15.6 million during the comparable period in 2021. The increase is primarily attributable to the growth in our loan portfolio and the release of the provision for credit losses during the comparable periods in 2021.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2022, other operating expenses decreased 3.3% to $86.4 million from $89.4 million during the comparable period in 2021. The decrease is primarily attributable to lower investment banking transaction expenses and settlement-related expenses, partially offset by increases in travel and entertainment expenses, subscriptions, conference-related expenses, professional fees, advertising, and FDIC-insurance expense.

For the nine months ended September 30, 2022, other operating expenses decreased 3.5% to $245.6 million from $254.5 million during the comparable period in 2021. The decrease is primarily attributable to lower investment banking transaction expenses and settlement-related expenses, partially offset by increases in travel and entertainment expenses, subscriptions, advertising, conference-related expenses, professional fees, and FDIC-insurance expense. Other operating expense was impacted by the recognition of additional earn-out expense recorded during the second quarter of 2021.

Provision for income taxes – For the three and nine months ended September 30, 2022, our provision for income taxes was $54.6 million and $165.9 million, representing an effective tax rate of 26.5% and 25.5%, respectively, compared to $64.1 million and $185.0 million for the comparable periods in 2021, representing an effective tax rate of 25.0% and 24.7%, respectively.

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

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$108,214	$133,998	(19.2)	15.4%	20.4%
Principal transactions	48,351	50,074	(3.4)	6.9	7.6
Transactional revenues	156,565	184,072	(14.9)	22.3	28.0
Asset management	300,540	313,838	(4.2)	42.8	47.9
Investment banking	4,498	11,580	(61.2)	0.6	1.8
Interest	297,413	137,033	117.0	42.4	20.9
Other income	(1,977)	15,702	(112.6)	(0.2)	2.4
Total revenues	757,039	662,225	14.3	107.9	101.0
Interest expense	55,219	6,692	725.1	7.9	1.0
Net revenues	701,820	655,533	7.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	326,116	342,792	(4.9)	46.5	52.3
Occupancy and equipment rental	38,333	34,731	10.4	5.5	5.3
Communication and office supplies	15,392	13,872	11.0	2.2	2.1
Commissions and floor brokerage	6,307	6,821	(7.5)	0.9	1.0
Provision for credit losses	6,453	(660)	n/m	0.9	(0.1)
Other operating expenses	29,284	25,858	13.2	4.1	4.0
Total non-interest expenses	421,885	423,414	(0.4)	60.1	64.6
Income before income taxes	$279,935	$232,119	20.6	39.9%	35.4%

	September 30,
	2022	2021
Branch offices	398	391
Financial advisors	2,235	2,212
Independent contractors	102	90
Total financial advisors	2,337	2,302

Nine months ended September 30, 2022 Compared with nine months ended September 30, 2021

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$360,994	$421,156	(14.3)	17.3%	21.9%
Principal transactions	142,361	158,882	(10.4)	6.8	8.3
Transactional revenues	503,355	580,038	(13.2)	24.2	30.2
Asset management	973,396	887,794	9.6	46.8	46.1
Investment banking	14,701	37,027	(60.3)	0.7	1.9
Interest	668,595	393,181	70.0	32.1	20.4
Other income	(4,709)	46,934	(110.0)	(0.2)	2.5
Total revenues	2,155,338	1,944,974	10.8	103.5	101.1
Interest expense	73,813	20,379	262.2	3.5	1.1
Net revenues	2,081,525	1,924,595	8.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,040,477	1,020,880	1.9	50.0	53.0
Occupancy and equipment rental	113,495	101,851	11.4	5.5	5.3
Communication and office supplies	45,043	42,735	5.4	2.2	2.2
Commissions and floor brokerage	20,027	19,222	4.2	1.0	1.0
Provision for credit losses	27,478	(15,564)	n/m	1.3	(0.8)
Other operating expenses	84,505	72,816	16.1	3.9	3.8
Total non-interest expenses	1,331,025	1,241,940	7.2	63.9	64.5
Income before income taxes	$750,500	$682,655	9.9	36.1%	35.5%

NET REVENUES

For the three months ended September 30, 2022, Global Wealth Management net revenues increased 7.1% to a record $701.8 million from $655.5 million for the comparable period in 2021. The increase in net revenues over the comparable period in 2021 is primarily attributable to increases in net interest income, partially offset by lower transactional revenues, other income, asset management, and investment banking revenues. For the nine months ended September 30, 2022, Global Wealth Management net revenues increased 8.2% to a record $2.1 billion from $1.9 billion for the comparable period in 2021. The increase in net revenues over the comparable period in 2021 is primarily attributable to increases in net interest income and asset management revenues, partially offset by lower transactional revenues, other income, and investment banking revenues.

Commissions – For the three months ended September 30, 2022, commission revenues decreased 19.2% to $108.2 million from $134.0 million in the comparable period in 2021. For the nine months ended September 30, 2022, commission revenues decreased 14.3% to $361.0 million from $421.2 million in the comparable period in 2021. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the three months ended September 30, 2022, principal transactions revenues decreased 3.4% to $48.4 million from $50.1 million in the comparable period in 2021. For the nine months ended September 30, 2022, principal transactions revenues decreased 10.4% to $142.4 million from $158.9 million in the comparable period in 2021.

Transactional revenues – For the three months ended September 30, 2022, transactional revenues decreased 14.9% to $156.6 million from $184.1 million in the comparable period in 2021. For the nine months ended September 30, 2022, transactional revenues decreased 13.2% to $503.4 million from $580.0 million in the comparable period in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago.

Asset management – For the three months ended September 30, 2022, asset management decreased 4.2% to $300.5 million from $313.8 million in the comparable period in 2021. For the nine months ended September 30, 2022, asset management increased 9.6% to $973.4 million from $887.8 million in the comparable period in 2021. The increase is primarily attributable to strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	9/30/22	9/30/21	% Change	6/30/22	% Change
Client assets	$364,824,000	$406,959,000	(10.4)	$377,591,000	(3.4)
Fee-based client assets	$135,521,000	$150,472,000	(9.9)	$141,223,000	(4.0)
Number of client accounts	1,162,000	1,108,000	4.9	1,153,000	0.8
Number of fee-based client accounts	315,000	288,000	9.4	311,000	1.3

The decrease in the value of our client assets and fee-based assets was primarily attributable to the decline in the markets, partially offset by asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 61.2% to $4.5 million for the three months ended September 30, 2022 from $11.6 million during the comparable period in 2021. For the nine months ended September 30, 2022, investment banking revenues decreased 60.3% to $14.7 million from $37.0 million during the comparable period in 2021. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2022, interest revenue increased 117.0% to $297.4 million from $137.0 million in the comparable period in 2021. For the nine months ended September 30, 2022, interest revenue increased 70.0% to $668.6 million from $393.2 million during the comparable period in 2021. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended September 30, 2022, other income decreased 112.6% to a loss of $2.0 million from $15.7 million in the comparable period in 2021. For the nine months ended September 30, 2022, other income decreased 110.0% to a loss of $4.7 million from $46.9 million during the comparable period in 2021. The decrease is primarily attributable to lower investment gains and a decrease in loan origination fees from the comparable periods in 2021.

Interest expense – For the three months ended September 30, 2022, interest expense increased 725.1% to $55.2 million from $6.7 in the comparable period in 2021. For the nine months ended September 30, 2022, interest expense increased 262.2% to $73.8 million from $20.4 million during the comparable period in 2021. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities over the comparable period in 2021.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$520,515	$3,190	2.45%	$729,976	$341	0.19%
U.S. government agencies	2,313	9	1.57	2,535	13	2.19
State and municipal securities (tax-exempt) (1)	2,358	12	1.97	2,382	11	1.97
Mortgage-backed securities	1,032,674	5,361	2.08	1,068,442	3,733	1.40
Corporate fixed income securities	722,659	5,083	2.81	775,727	5,274	2.72
Asset-backed securities	6,178,000	60,955	3.95	5,393,059	25,216	1.87
Federal Home Loan Bank and other capital stock	75,816	829	4.37	43,512	337	3.10
Loans (2)
Securities-based loans	2,901,920	31,658	4.36	2,425,009	11,747	1.94
Commercial and industrial	9,038,040	112,714	4.99	4,915,891	40,865	3.33
Residential real estate	6,824,259	44,824	2.63	4,743,319	30,672	2.59
Commercial real estate	733,428	8,734	4.76	365,309	3,444	3.77
Home equity lines of credit	106,446	1,411	5.30	82,239	601	2.92
Construction and land	493,343	6,425	5.21	556,640	4,780	3.43
Other	47,452	537	4.52	38,441	213	2.22
Loans held for sale	231,177	2,062	3.57	364,137	2,753	3.02
Total interest-earning assets (3)	$28,910,400	$283,804	3.93%	$21,506,618	$130,000	2.42%
Cash and due from banks	16,201			43,554
Other non interest-earning assets	72,337			388,191
Total assets	$28,998,938			$21,938,363
Liabilities and stockholders’ equity:
Deposits:
Money market	$24,437,968	$37,248	0.61%	$18,629,616	$720	0.02%
Time deposits	14,296	97	2.72	50,148	223	1.78
Demand deposits	1,436,325	5,311	1.48	865,014	168	0.08
Savings	109,659	715	2.61	674	—	0.01
Federal Home Loan Bank advances	542,228	3,270	2.41	5,728	4	0.28
Other borrowings	967	34	14.26	1,305	22	6.87
Total interest-bearing liabilities (3)	26,541,443	46,675	0.70%	19,552,485	1,137	0.02%
Non-interest-bearing deposits	415,382			688,052
Other non-interest bearing liabilities	117,531			85,422
Total liabilities	27,074,356			20,325,959
Stockholders’ equity	1,924,582			1,612,404
Total liabilities and stockholders’ equity	$28,998,938			$21,938,363
Net interest income/spread		$237,129	3.23%		$128,863	2.40%
Net interest margin			3.28%			2.40%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$507,598	$4,484	1.18%	$767,204	$839	0.15%
U.S. government agencies	2,622	32	1.61	3,286	52	2.13
State and municipal securities (tax-exempt) (1)	2,364	35	1.97	2,387	35	1.97
Mortgage-backed securities	1,010,497	14,449	1.91	1,015,561	11,104	1.46
Corporate fixed income securities	750,403	15,122	2.69	708,900	15,303	2.88
Asset-backed securities	5,837,023	122,090	2.79	5,085,988	69,244	1.82
Federal Home Loan Bank and other capital stock	64,748	1,983	4.08	42,939	921	2.86
Loans (2)
Securities-based loans	2,928,234	66,785	3.04	2,215,361	32,234	1.94
Commercial and industrial	8,261,866	252,581	4.08	4,849,536	123,660	3.40
Residential real estate	6,274,383	119,883	2.55	4,347,533	86,229	2.64
Commercial real estate	597,223	16,743	3.74	384,642	9,721	3.37
Home equity lines of credit	95,315	2,876	4.02	78,260	1,662	2.83
Construction and land	483,390	14,746	4.07	552,274	13,441	3.25
Other	38,781	1,240	4.26	38,215	620	2.16
Loans held for sale	248,768	5,199	2.79	394,451	7,126	2.41
Total interest-earning assets (3)	$27,103,215	$638,248	3.14%	$20,486,537	$372,191	2.42%
Cash and due from banks	13,745			28,389
Other non interest-earning assets	116,594			435,781
Total assets	$27,233,554			$20,950,707
Liabilities and stockholders’ equity:
Deposits:
Money market	$23,242,914	$41,108	0.24%	$17,753,629	$2,248	0.02%
Time deposits	20,084	400	2.66	67,921	923	1.81
Demand deposits	1,163,747	5,676	0.65	788,748	437	0.07
Savings	37,113	715	2.57	763	—	0.04
Federal Home Loan Bank advances	318,884	4,094	1.71	27,227	56	0.28
Other borrowings	999	107	14.33	1,337	74	7.42
Total interest-bearing liabilities (3)	24,783,741	52,100	0.28%	18,639,625	3,738	0.03%
Non-interest-bearing deposits	522,479			585,429
Other non-interest bearing liabilities	97,574			201,963
Total liabilities	25,403,794			19,427,017
Stockholders’ equity	1,829,760			1,523,690
Total liabilities and stockholders’ equity	$27,233,554			$20,950,707
Net interest income/spread		$586,148	2.86%		$368,453	2.39%
Net interest margin			2.88%			2.40%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2022 compared to the three and nine month periods ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(69)	$2,918	$2,849	$(183)	$3,828	$3,645
U.S. government agencies	(1)	(3)	(4)	(9)	(11)	(20)
State and municipal securities (tax-exempt)	—	1	1	—	—	—
Mortgage-backed securities	(120)	1,748	1,628	(55)	3,400	3,345
Corporate fixed income securities	(386)	195	(191)	1,336	(1,517)	(181)
Asset-backed securities	4,142	31,597	35,739	11,409	41,437	52,846
Federal Home Loan Bank and other capital stock	316	176	492	576	486	1,062
Loans
Securities-based loans	2,703	17,208	19,911	12,502	22,049	34,551
Commercial and industrial	45,003	26,846	71,849	100,506	28,415	128,921
Residential real estate	12,661	1,491	14,152	36,690	(3,036)	33,654
Commercial real estate	4,195	1,095	5,290	5,863	1,159	7,022
Home equity lines of credit	215	595	810	414	800	1,214
Construction and land	(10,464)	12,109	1,645	(1,265)	2,570	1,305
Other	60	264	324	9	611	620
Loans held for sale	(1,360)	669	(691)	(3,349)	1,422	(1,927)
	$56,895	$96,909	$153,804	$164,444	$101,613	$266,057
Interest expense:
Deposits:
Money market	$793	35,735	$36,528	$905	$37,955	$38,860
Time deposits	(477)	351	(126)	(1,543)	1,020	(523)
Demand deposits	183	4,960	5,143	301	4,938	5,239
Savings	307	408	715	294	421	715
Federal Home Loan Bank advances	3,020	246	3,266	2,719	1,319	4,038
Other borrowings	(5)	17	12	(13)	46	33
	$3,821	$41,717	$45,538	$2,663	$45,699	$48,362

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

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. Increases in short-term interest rates have had a positive impact on our results, in particular on our net interest income.

For the three months ended September 30, 2022, interest revenue of $283.8 million was generated from average interest-earning assets of $28.9 billion at an average interest rate of 3.93%. Interest revenue of $130.0 million for the comparable period in 2021 was generated from average interest-earning assets of $21.5 billion at an average interest rate of 2.42%.

For the nine months ended September 30, 2022, interest revenue of $638.2 million was generated from average interest-earning assets of $27.1 billion at an average interest rate of 3.14%. Interest revenue of $372.2 million for the comparable period in 2021 was generated from average interest-earning assets of $20.5 billion at an average interest rate of 2.42%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended September 30, 2022, interest expense of $46.7 million was incurred from average interest-bearing liabilities of $26.5 billion at an average interest rate of 0.70%. Interest expense of $1.1 million for the comparable period in 2021 was incurred from average interest-bearing liabilities of $19.6 billion at an average interest rate of 0.02%.

For the nine months ended September 30, 2022, interest expense of $52.1 million was incurred from average interest-bearing liabilities of $24.8 billion at an average interest rate of 0.28%. Interest expense of $3.7 million for the comparable period in 2021 was incurred from average interest-bearing liabilities of $18.6 billion at an average interest rate of 0.03%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2022, Global Wealth Management non-interest expenses decreased 0.4% to $421.9 million from $423.4 million for the comparable period in 2021. For the nine months ended September 30, 2022, Global Wealth Management non-interest expenses increased 7.2% to $1.3 billion from $1.2 billion for the comparable period in 2021.

Compensation and benefits – For the three months ended September 30, 2022, compensation and benefits expense decreased 4.9% to $326.1 million from $342.8 million during the comparable period in 2021. For the nine months ended September 30, 2022, compensation and benefits expense increased 1.9% to $1.04 billion from $1.02 billion during the comparable period in 2021. The increase over the comparable period in 2021 is principally due to increased variable compensation as a result of revenue growth.

Compensation and benefits expense as a percentage of net revenues was 46.5% and 50.0% for the three and nine months ended September 30, 2022, respectively, compared to 52.3% and 53.0% for the comparable periods in 2021.

Occupancy and equipment rental – For the three months ended September 30, 2022, occupancy and equipment rental expense increased 10.4% to $38.3 million from $34.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, occupancy and equipment rental expense increased 11.4% to $113.5 million from $101.9 million during the comparable period in 2021. The increase is primarily attributable to higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the three months ended September 30, 2022, communications and office supplies expense increased 11.0% to $15.4 million from $13.9 million during the comparable period in 2021. For the nine months ended September 30, 2022, communications and office supplies expense increased 5.4% to $45.0 million from $42.7 million during the comparable period in 2021. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended September 30, 2022, commissions and floor brokerage expense decreased 7.5% to $6.3 million from $6.8 million during the comparable period in 2021. For the nine months ended September 30, 2022, commissions and floor brokerage expense increased 4.2% to $20.0 million from $19.2 million during the comparable period in 2021. The increase is primarily attributable to higher processing expenses, partially offset by lower ECN trading costs.

Provision for credit losses – For the three months ended September 30, 2022, provision for credit losses increased to $6.5 million from a credit of $0.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, provision for credit losses increased to $27.5 million from a credit of $15.6 million during the comparable period in 2021. The increase is primarily attributable to the growth in our loan portfolio and the release of the provision for credit losses during the comparable periods in 2021.

Other operating expenses – For the three months ended September 30, 2022, other operating expenses increased 13.2% to $29.3 million from $25.9 million during the comparable period in 2021. For the nine months ended September 30, 2022, other operating expenses increased 16.1% to $84.5 million from $72.8 million during the comparable period in 2021. The increase is primarily attributable to increases in settlement costs, subscriptions, FDIC-insurance expense, and professional fees, partially offset by lower travel and entertainment and conference-related expenses over the comparable periods in 2021.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2022, income before income taxes increased 20.6% to $279.9 million from $232.1 million during the comparable period in 2021. For the nine months ended September 30, 2022, income before income taxes increased 9.9% to $750.5 million from $682.7 million during the comparable period in 2021.

Profit margins (income before income taxes as a percent of net revenues) have increased to 39.9% and 36.1% for the three and nine months ended September 30, 2022, respectively, from 35.4% and 35.5% during the comparable periods in 2021. Profit margins were positively impacted by the growth in net revenues and negatively impacted by the increase in the provision for credit losses over the comparable periods in 2021.

Results of Operations – Institutional Group

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$50,840	$55,241	(8.0)	15.0%	11.2%
Principal transactions	70,027	68,904	1.6	20.6	14.0
Transactional revenues	120,867	124,145	(2.6)	35.6	25.2
Capital raising	50,625	152,481	(66.8)	14.9	31.0
Advisory	166,736	208,218	(19.9)	49.1	42.3
Investment banking	217,361	360,699	(39.7)	64.0	73.3
Interest	3,923	6,974	(43.7)	1.2	1.4
Other income	1,932	3,107	(37.8)	0.6	0.6
Total revenues	344,083	494,925	(30.5)	101.4	100.5
Interest expense	4,675	2,641	77.0	1.4	0.5
Net revenues	339,408	492,284	(31.1)	100.0	100.0
Non-interest expenses:
Compensation and benefits	211,818	283,063	(25.2)	62.4	57.5
Occupancy and equipment rental	18,825	17,713	6.3	5.5	3.6
Communication and office supplies	23,620	21,764	8.5	7.0	4.4
Commissions and floor brokerage	7,268	7,923	(8.3)	2.1	1.6
Other operating expenses	37,877	36,729	3.1	11.2	7.5
Total non-interest expenses	299,408	367,192	(18.5)	88.2	74.6
Income before income taxes	$40,000	$125,092	(68.0)	11.8%	25.4%

Nine months ended September 30, 2022 Compared with nine months ended September 30, 2021

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021
Revenues:
Commissions	$180,650	$177,276	1.9	15.3%	11.7%
Principal transactions	260,890	277,699	(6.1)	22.1	18.3
Transactional revenues	441,540	454,975	(3.0)	37.4	30.0
Capital raising	185,391	505,618	(63.3)	15.7	33.3
Advisory	547,688	545,365	0.4	46.3	35.9
Investment banking	733,079	1,050,983	(30.2)	62.0	69.2
Interest	15,405	14,282	7.9	1.3	0.9
Other income	3,724	7,357	(49.4)	0.3	0.5
Total revenues	1,193,748	1,527,597	(21.9)	101.0	100.6
Interest expense	11,613	8,421	37.9	1.0	0.6
Net revenues	1,182,135	1,519,176	(22.2)	100.0	100.0
Non-interest expenses:
Compensation and benefits	708,876	884,156	(19.8)	60.0	58.2
Occupancy and equipment rental	57,305	52,369	9.4	4.8	3.4
Communication and office supplies	70,629	66,935	5.5	6.0	4.4
Commissions and floor brokerage	24,541	25,202	(2.6)	2.1	1.7
Other operating expenses	111,164	106,740	4.1	9.4	7.0
Total non-interest expenses	972,515	1,135,402	(14.3)	82.3	74.7
Income before income taxes	$209,620	$383,774	(45.4)	17.7%	25.3%

NET REVENUES

For the three months ended September 30, 2022, Institutional Group net revenues decreased 31.1% to $339.4 million from $492.3 million for the comparable period in 2021. The decrease in net revenues is primarily attributable to lower capital-raising revenues, equity transactional revenues, and advisory revenues.

For the nine months ended September 30, 2022, Institutional Group net revenues decreased 22.2% to $1.2 billion from $1.5 billion during the comparable period in 2021. The decrease in net revenues is primarily attributable to lower capital-raising revenues and equity transactional revenues, partially offset by an increase in advisory revenues and fixed income transactional revenues.

Commissions – For the three months ended September 30, 2022, commission revenues decreased 8.0% to $50.8 million from $55.2 million in the comparable period in 2021. For the nine months ended September 30, 2022, commission revenues increased 1.9% to $180.7 million from $177.3 million in the comparable period in 2021.

Principal transactions – For the three months ended September 30, 2022, principal transactions revenues increased 1.6% to $70.0 million from $68.9 million in the comparable period in 2021. For the nine months ended September 30, 2022, principal transaction revenues decreased 6.1% to $260.9 million from $277.7 million in the comparable period in 2021.

Transactional revenues – For the three months ended September 30, 2022, institutional transactional revenues decreased 2.6% to $120.9 million from $124.1 million in the comparable period in 2021. For the nine months ended September 30, 2022, institutional transactional revenues decreased 3.0% to $441.5 million from $455.0 million in the comparable period in 2021.

For the three months ended September 30, 2022, fixed income institutional transactional revenues decreased 1.9% to $74.4 million from $75.8 million in the comparable period in 2021. For the nine months ended September 30, 2022, fixed income transactional revenues increased 10.1% to $292.9 million from $266.1 million in the comparable period in 2021. The increase in fixed income institutional transactional revenues is primarily attributable to revenues from the Vining Sparks acquisition, partially offset by lower trading gains.

For the three months ended September 30, 2022, equity institutional transactional revenues decreased 3.8% to $46.5 million from $48.3 million during the comparable period in 2021. For the nine months ended September 30, 2022, equity transactional revenues decreased 21.3% to $148.7 million from $188.9 million during the comparable period in 2021. The decline in equity institutional transactional revenues is primarily attributable to trading losses and declines in cash equities.

Investment banking – For the three months ended September 30, 2022, investment banking revenues decreased 39.7% to $217.4 million from $360.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, investment banking revenues decreased 30.2% to $733.1 million from $1.1 billion during the comparable period in 2021.

For the three months ended September 30, 2022, capital raising revenues decreased 66.8% to $50.6 million from $152.5 million in the comparable period in 2021. For the nine months ended September 30, 2022, capital raising revenues decreased 63.3% to $185.4 million from $505.6 million in the comparable period in 2021.

For the three months ended September 30, 2022, equity capital raising revenues decreased 74.5% to $23.9 million from $93.8 million during the comparable period in 2021. For the nine months ended September 30, 2022, equity capital raising revenues decreased 76.9% to $79.3 million from $343.6 million during the comparable period in 2021. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the three months ended September 30, 2022, fixed income capital raising revenues decreased 54.5% to $26.7 million from $58.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, fixed income capital raising revenues decreased 34.5% to $106.1 million from $162.0 million during the comparable period in 2021. The decrease is primarily attributable to lower bond issuances as a result of the microeconomic conditions that existed during the first nine months of 2022.

For the three months ended September 30, 2022, advisory revenues decreased 19.9% to $166.7 million from $208.2 million in the comparable period in 2021. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter. For the nine months ended September 30, 2022, advisory revenues increased 0.4% to $547.7 million from $545.4 million in the comparable period in 2021. The growth is primarily attributable to an increase in completed advisory transactions compared with lower volumes during the comparable period in 2021.

Interest – For the three months ended September 30, 2022, interest decreased 43.7% to $3.9 million from $7.0 million in the comparable period in 2021. For the nine months ended September 30, 2022, interest increased 7.9% to $15.4 million from $14.3 million in the comparable period in 2021. The increase is primarily attributable to higher leveraged finance activity.

Other income – For the three months ended September 30, 2022, other income decreased 37.8% to $1.9 million from $3.1 million in the comparable period in 2021. For the nine months ended September 30, 2022, other income decreased 49.4% to $3.7 million from $7.4 million during the comparable period in 2021. The decrease is primarily attributable to a decrease in investment gains over the comparable periods in 2021.

Interest expense – For the three months ended September 30, 2022, interest expense increased 77.0% to $4.7 million from $2.6 million in the comparable period in 2021. For the nine months ended September 30, 2022, interest expense increased 37.9% to $11.6 million from $8.4 million in the comparable period in 2021. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended September 30, 2022, Institutional Group non-interest expenses decreased 18.5% to $299.4 million from $367.2 million for the comparable period in 2021. For the nine months ended September 30, 2022, Institutional Group non-interest expenses decreased 14.3% to $972.5 million from $1.1 billion during the comparable period in 2021.

Compensation and benefits – For the three months ended September 30, 2022, compensation and benefits expense decreased 25.2% to $211.8 million from $283.1 million during the comparable period in 2021. For the nine months ended September 30, 2022, compensation and benefits expense decreased 19.8% to $708.9 million from $884.2 million during the comparable period in 2021. The decrease is driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 62.4% and 60.0% for the three and nine months ended September 30, 2022, respectively, compared to 57.5% and 58.2% for the comparable periods in 2021 as a result of lower compensable revenues.

Occupancy and equipment rental – For the three months ended September 30, 2022, occupancy and equipment rental expense increased 6.3% to $18.8 million from $17.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, occupancy and equipment rental expense increased 9.4% to $57.3 million from $52.4 million during the comparable period in 2021. The increase is attributable to higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the three months ended September 30, 2022, communications and office supplies expense increased 8.5% to $23.6 million from $21.8 million during the comparable period in 2021. For the nine months ended September 30, 2022, communications and office supplies expense increased 5.5% to $70.6 million from $66.9 million during the comparable period in 2021. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended September 30, 2022, commissions and floor brokerage expense decreased 8.3% to $7.3 million from $7.9 million during the comparable period in 2021. The decrease was primarily attributable to lower clearing expenses during the quarter. For the nine months ended September 30, 2022, commissions and floor brokerage expense decreased 2.6% to $24.5 million from $25.2 million during the comparable period in 2021.

Other operating expenses – For the three months ended September 30, 2022, other operating expenses increased 3.1% to $37.9 million from $36.7 million during the comparable period in 2021. For the nine months ended September 30, 2022, other operating expenses increased 4.1% to $111.2 million from $106.7 million during the comparable period in 2021. The increases are primarily attributable to higher travel and entertainment expenses, and conference-related expenses, partially offset by lower investment banking transaction expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2022, income before income taxes for the Institutional Group segment decreased 68.0% to $40.0 million from $125.1 million during the comparable period in 2021. For the nine months ended September 30, 2022, income before income taxes for the Institutional Group segment decreased 45.4% to $209.6 million from $383.8 million during the comparable period in 2021.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 11.8% and 17.7% for the three and nine months ended September 30, 2022, respectively, from 25.4% and 25.3% during the comparable periods in 2021 as a result of lower revenues, partially offset by a decrease in expenses.

Results of Operations – Other Segment

Three and nine months ended September 30, 2022 Compared with three and nine months ended September 30, 2021

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net revenues	$3,911	$(2,879)	235.8	$6,132	$(10,908)	156.2
Non-interest expenses:
Compensation and benefits	73,935	46,530	58.9	188,916	157,317	20.1
Other operating expenses	44,142	51,300	(14.0)	125,917	149,785	(15.9)
Total non-interest expenses	118,077	97,830	20.7	314,833	307,102	2.5
Loss before income taxes	$(114,166)	$(100,709)	13.4%	$(308,701)	$(318,010)	(2.9)%

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

The following shows the expenses that are part of the Other segment related to acquisitions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$6,058	$5,780	4.8	$24,543	$18,073	35.8
Other operating expenses	5,906	11,503	(48.7)	19,004	30,854	(38.4)
Total non-interest expenses	$11,964	$17,283	(30.8)%	$43,547	$48,927	(11.0)%

For the three months ended September 30, 2022, compensation and benefits expense increased 4.8% to $6.1 million from $5.8 million in 2021. For the nine months ended September 30, 2022, compensation and benefits expense increased 35.8% to $24.5 million from $18.1 million in 2021.

For the three months ended September 30, 2022, other operating expenses decreased 48.7% to $5.9 million from $11.5 million in 2021. For the nine months ended September 30, 2022, other operating expenses decreased 38.4% to $19.0 million from $30.9 million in 2021.

The expenses not associated with the activities described above in the Other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest expenses:
Compensation and benefits	$67,877	$40,750	66.6	$164,373	$139,244	18.0
Other operating expenses	38,236	39,797	(3.9)	106,913	118,931	(10.1)
Total non-interest expenses	$106,113	$80,547	31.7%	$271,286	$258,175	5.1%

For the three months ended September 30, 2022, compensation and benefits expense increased 66.6% to $67.9 million from $40.8 million in 2021. For the nine months ended September 30, 2022, compensation and benefits expense increased 18.0% to $164.4 million from $139.2 million in 2021.

For the three months ended September 30, 2022, other operating expenses decreased 3.9% to $38.2 million from $39.8 million in 2021. For the nine months ended September 30, 2022, other operating expenses decreased 10.1% to $106.9 million from $118.9 million in 2021.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $37.6 billion, were up 10.5% over December 31, 2021. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2022, our liabilities were comprised primarily of deposits of $27.2 billion at Stifel Bancorp, payables to customers of $881.1 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.3 billion, senior notes, net of debt issuance costs, of $1.1 billion, and accrued employee compensation of $554.4 million. To meet our obligations to clients and operating needs, we had $11.1 billion of cash or assets readily convertible into cash at September 30, 2022.

Cash Flow

Cash and cash equivalents decreased $548.8 million to $1.4 billion at September 30, 2022, from $2.0 billion at December 31, 2021. Operating activities used cash of $370.2 million. Investing activities used cash of $4.6 billion due to the growth of the loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $3.5 billion primarily due to an increase in bank deposits and securities loaned, partially offset by dividends paid on our common and preferred stock, tax payments related to shares withheld for stock-based compensation, and repurchases of our common stock.

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

As of September 30, 2022, we had $37.6 billion in assets, $11.1 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,414,543	$1,963,326
Receivables from brokers, dealers, and clearing organizations	541,456	574,256
Securities purchased under agreements to resell	541,840	579,866
Financial instruments owned at fair value	880,980	1,065,216
Available-for-sale securities at fair value	1,660,847	2,113,893
Held-to-maturity securities at amortized cost	5,991,450	5,348,558
Investments	45,211	34,340
Total cash and assets readily convertible to cash	$11,076,327	$11,679,455

As of September 30, 2022 and December 31, 2021, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2022		December 31, 2021
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$172,230	$—	$132,158	$—
Financial instruments owned at fair value	257,759	257,759	385,528	385,528
Investment portfolio (AFS & HTM)	—	1,893,376	—	1,849,152
	$429,989	$2,151,135	$517,686	$2,234,680

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At September 30, 2022, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 15 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2022, the maximum number of shares that may yet be purchased under this plan was 10.3 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At September 30, 2022, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2022, available cash and highly liquid investments comprised approximately 16% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.4 billion of cash and cash equivalents at September 30, 2022, compared to $2.0 billion at December 31, 2021. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.7 billion in available-for-sale investment securities at September 30, 2022, compared to $2.1 billion at December 31, 2021. As of September 30, 2022, the weighted-average life of the investment securities portfolio was approximately 1.5 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of September 30, 2022, we had $27.2 billion in deposits compared to $23.3 billion at December 31, 2021. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

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

Our uncommitted secured lines of credit at September 30, 2022, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $85.0 million during the nine months ended September 30, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the three and nine months ended September 30, 2022 on these advances was 2.41% and 1.71%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2022, there were no Federal Home Loan advances.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted. There were no borrowings outstanding on the Credit Facility as of September 30, 2022.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At September 30, 2022, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.4 billion at September 30, 2022 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2022, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.1 billion with the Fed’s discount window at September 30, 2022. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $20.0 billion at September 30, 2022. At September 30, 2022, there was $26.1 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $105.4 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2022. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2022, and the years ended December 31, 2023, 2024, 2025, 2026, and thereafter are $49.3 million, $128.3 million, $110.9 million, $89.6 million, $80.6 million, and $202.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At September 30, 2022, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 18.2 million, of which 15.6 million were unvested. At September 30, 2022, there was unrecognized compensation cost for deferred awards of approximately $720.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2022, and the years ended December 31, 2023, 2024, 2025, 2026, and thereafter are $58.5 million, $201.8 million, $172.5 million, $134.3 million, $93.1 million, and $60.1 million, respectively. These estimates could change if our forfeitures change from historical levels.

On July 1, 2022, the Company acquired ACXIT Capital Partners, a leading independent corporate finance and financial advisory firm serving European middle-market clients and entrepreneurs. Consideration for this acquisition consisted primarily of cash from operations.

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

At September 30, 2022, Stifel had net capital of $642.7 million, which was 45.4% of aggregate debit items and $614.3 million in excess of its minimum required net capital. At September 30, 2022, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2022, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2022, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At September 30, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended September 30, 2022, and the daily VaR at September 30, 2022 and December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022			VaR Calculation at
	High	Low	Daily Average	September 30, 2022	December 31, 2021
Daily VaR	$13,709	$5,625	$8,071	$8,134	$6,044

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

The following table illustrates the estimated change in net interest income at September 30, 2022, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest income
+200	18.7%
+100	9.3
0	—
-100	(3.4)
-200	(16.3)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2022 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$13,808,266	$427,918	$3,174,664	$3,857,047
Securities	6,172,082	99,137	719,302	958,334
Interest-bearing cash	256,169	—	—	—
	$20,236,517	$527,055	$3,893,966	$4,815,381
Interest-bearing liabilities:
Transaction accounts and savings	$26,825,190	$—	$—	$—
Certificates of deposit	3,141	6,884	14	—
	$26,828,331	$6,884	$14	$—
GAP	(6,591,814)	520,171	3,893,952	4,815,381
Cumulative GAP	$(6,591,814)	$(6,071,643)	$(2,177,691)	$2,637,690

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion, and the fair value of the collateral that had been sold or repledged was $257.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2022 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2022. There were no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2022.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2022, the maximum number of shares that may yet be purchased under this plan was 10.3 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

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

Date: November 9, 2022