Form 10-K
period 2022-12-31
STIFEL FINANCIAL CORP
filed 2023-02-17
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - February 10, 2023
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	106,700,960
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2022, was $6.1 billion.1

1 In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2022, are incorporated by reference in Part III hereof.

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

We have a 132-year operating history and have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including the following acquisitions, which were integrated during 2021 and 2022:

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
•
ACXIT Capital Partners – On July 1, 2022, the Company acquired ACXIT Capital Partners, a leading independent corporate finance and financial advisory firm serving European middle-market clients and entrepreneurs.
•
Torreya Partners, LLC – On December 22, 2022, the Company announced that it signed a definitive agreement to acquire Torreya Partners, LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative Description of Business

Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States, Europe, and Canada. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, with a growing presence in the United Kingdom, Europe, and Canada. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group.

Consolidated Stifel Branch System

At December 31, 2022, the Private Client Group had a network of 2,242 financial advisors located in 398 branch offices in 48 states and the District of Columbia. In addition, we have 102 independent contractors.

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

As of December 31, 2022, we had over 9,000 associates, including 2,344 financial advisors, located primarily in the United States, with a growing presence in the United Kingdom, Europe, and Canada.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•
Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 398 at December 31, 2022, and our branch-based financial advisors from 262 to 2,242 over the same period. In addition, client assets have grown from $11.7 billion at December 31, 1997 to $389.8 billion at December 31, 2022. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.
•
Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. Opportunistic acquisitions over the past 15 years have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a middle-market-focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.
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

Our ability to compete effectively is substantially dependent on our continuing ability to develop or attract, retain, and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Furthermore, the labor market continues to experience elevated levels of turnover in the aftermath of the pandemic and an extremely competitive labor market, including increased competition for talent across all areas of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are increasingly offering guaranteed contracts, upfront payments, increased compensation, and increased opportunities to work with greater flexibility, including remote work, on a permanent basis.

As we enter our 133rd year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

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

Collectively, the rules and regulations of the Fed, the OCC, the FDIC, and the CFPB result in extensive regulation and supervision covering all aspects of the banking business, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel, and as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of our company, our bank subsidiaries, Stifel Trust, and all of our other subsidiaries. As a part of their supervisory functions, the Fed, the OCC, the FDIC, and the CFPB conduct extensive examinations of our operations and also have the power to bring enforcement actions for violations of law and, in the case of the Fed, the OCC, and the FDIC, for unsafe or unsound practices.

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

Under applicable capital rules, our company and its bank subsidiaries would need to obtain prior approval from the Fed if its repurchases or redemptions of equity securities over a twelve-month period would reduce its net worth by ten percent or more and an exemption were not available. Guidance from the Fed also provides that our company and its bank subsidiaries would need to inform the Fed in advance of repurchasing common stock in certain prescribed situations, such as if it were experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities, or if the repurchase would result in a net reduction in common equity over a quarter. Further, Fed guidance indicates that, pursuant to the Fed’s general supervisory and enforcement authority, Fed supervisory staff should prevent a bank holding company from repurchasing its common stock if such action would be inconsistent with the bank holding company’s prospective capital needs and safe and sound operation. See Note 19 of the Notes to the Consolidated Financial Statements of this Form 10-K for further information.

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

The Volcker Rule

We are subject to the Volcker Rule, which generally prohibits bank holding companies and their subsidiaries and affiliates from engaging in proprietary trading, but permits underwriting, market making, and risk-mitigating hedging activities. The Volcker Rule also prohibits bank holding companies and their subsidiaries and affiliates from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with “covered funds” (as defined in the rule), including hedge funds and private equity funds, subject to certain exceptions.

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

U.S. broker-dealer capital

Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. The SEC has adopted amendments to its financial stability rules, many of which are applicable to our broker-dealer subsidiaries, including changes to the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information pertaining to our broker-dealer regulatory minimum net capital requirements.

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

Standard of care

SEC Regulation Best Interest requires that a broker-dealer and its associated persons act in a retail customer’s best interest and not place their own financial or other interests ahead of a retail customer’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Our implementation of these regulations resulted in the review and modification of certain of our policies and procedures and associated supervisory and compliance controls, as well as the implementation of additional client disclosures, which included us providing related education and training to financial advisors.

Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC’s new regulations, which may lead to additional implementation costs. The Department of Labor (“DOL”) has also reinstated the historical “five-part test” for determining who is an investment advice “fiduciary” when dealing with certain retirement plans and accounts. In 2022, the DOL promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. In addition, the DOL is expected to amend the five-part test by the end of 2023 so that the fiduciary standard would apply to a broader range of client relationships. Imposing such a new standard of care on additional client relationships could result in incremental costs for our business, and we are evaluating how these regulatory changes may further impact our business.

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

Privacy and Data Protection

A variety of data privacy laws, which aspire to protect personal information, have long obligated our company to provide notice about its data handling practices, to offer certain opt-outs, and to implement reasonable security measures to deter unauthorized access. U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state laws and regulations adopted under U.S. federal law impose obligations on our company and its subsidiaries for protecting the confidentiality, integrity, and availability of client information, and require notice of data breaches to certain U.S. regulators and to clients. The Fair Credit Reporting Act of 1970, as amended, mandates the development and implementation of a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft.

The California Privacy Rights Act amends the California Consumer Privacy Act of 2020 and is expected to be enforced beginning in July 2023. New regulations under the statute have not yet been published. The new regulations will update the existing privacy protections for the personal information of California residents, including by requiring companies to provide certain additional disclosures to California consumers, and provides for a number of specific additional data subject rights for California residents.

Similarly, the General Data Protection Regulation (“GDPR”) imposes requirements for companies that collect or store personal data of E.U. residents, as well as residents of the U.K. GDPR’s legal requirements extend to all foreign companies that solicit and process personal data of E.U. and U.K. residents, imposing a strict data protection compliance regime that includes consumer rights actions that must be responded to by organizations. Canadian data privacy laws contain many provisions similar to U.S. financial privacy laws and are currently undergoing legislative reform at a federal and provincial level.

We have implemented policies, processes, and training with regard to communicating to our clients and business partners required information relating to financial privacy and data security. We continue to monitor regulatory developments on both a domestic and international level to assess requirements and potential impacts on our business operations.

The multitude of data privacy laws and regulations adds complexity and cost to managing compliance and data management capabilities and can result in potential litigation, regulatory fines, and reputational harm. Data privacy requirements compel companies to track personal information use and provide greater transparency on data practices to consumers. In addition, technology advances in the areas of artificial intelligence, mobile applications, and remote connectivity solutions have increased the collection and processing of personal information as well as the risks associated with unauthorized disclosure and access to personal information.

Alternative Reference Rate Transition

Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition from the London Interbank Offered Rate (“LIBOR”) to replacement interest rate benchmarks. On March 5, 2021, the FCA, which regulates LIBOR, announced it would cease publication of the less commonly used tenors after December 31, 2021, while it would cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023. As a result, U.S. federal banking agencies issued guidance strongly encouraging institutions to cease entering into contracts that reference LIBOR as soon as practicable, and no later than December 31, 2021. There have been several pronouncements released during our fiscal year ended December 31, 2022, that have provided additional guidance related to the transition away from LIBOR and reduced uncertainty across the industry, including the International Swaps and Derivatives Association (ISDA) Fallback Protocol, the Adjustable Interest Rate (LIBOR) Act, and a proposal released by the Fed.

We continue to focus on monitoring the impacts of LIBOR across our business operations and products, ensuring that legacy instruments contain appropriate fallback language, modifying instruments that require amendments, engaging with financial advisors and clients on the impact of the transition, and working through infrastructure enhancements (e.g., systems and models) to ensure operational readiness. We continue to evaluate the anticipated effect of the alternative reference rate transition, and at this time, we expect minimal financial impact.

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

Executive Officers

Information regarding our executive officers and their ages as of February 10, 2023, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	64	Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	81	Senior Managing Director and Director
James M. Zemlyak	63	President
Thomas B. Michaud	58	Senior Vice President
Victor J. Nesi	62	President and Director of Institutional Group
Mark P. Fisher	53	Senior Vice President and General Counsel
James M. Marischen	43	Senior Vice President and Chief Financial Officer
David D. Sliney	53	Senior Vice President and Chief Operating Officer
Christopher K. Reichert	59	Chief Executive Officer of Stifel Bank & Trust

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

Victor J. Nesi was named to the Office of the President in June 2014. Mr. Nesi has served as Director of Investment Banking and Director of our Institutional Group since July 2009. Mr. Nesi served as Director of our company from August 2009 to June 2017. Mr. Nesi has more than 30 years of banking and private equity experience, most recently with Merrill Lynch, where he headed the global private equity business for the telecommunications and media industry. From 2005 to 2007, he directed Merrill Lynch’s investment banking group for the Americas region. Prior to joining Merrill Lynch in 1996, Mr. Nesi spent seven years as an investment banker at Salomon Brothers and Goldman Sachs.

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

We are exposed to market risk, including interest rate risk. We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, interest rate changes could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, which in turn impacts our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread and an increase in fees received on our multi-bank deposit sweep program. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

We also hold certain securities, loans, and derivatives as part of our trading inventory. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in losses.

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

ECONOMIC ENVIRONMENT RISKS

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

In addition to the business risks set forth in the previous risk factor, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, including, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about the U.S. and other major economies, domestic and international political or social unrest (including related protests or disturbances), the reduction in business activity leading to a decrease in global demand for oil and natural gas and the resulting historically low prices for these commodities, and complications involving terrorism and armed conflicts around the world. Our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets. We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities, as well as our cash flows, such as those associated with client cash balances. Changes in Fed policies are beyond our control, and consequently, the impact of these changes on our activities and results of our operations are difficult to predict. Macroeconomic conditions also may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

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

U.S. markets may also be impacted by public health epidemics or pandemics, such as the COVID-19 pandemic, as well as by political and civil unrest occurring in other parts of the world. Our businesses and revenues derived from non-U.S. operations may also be subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets, and unfavorable legislative, economic, and political developments. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition, and liquidity.

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

The labor market continues to experience elevated levels of turnover in the aftermath of the COVID-19 pandemic, and we have been impacted by an extremely competitive labor market, including increased competition for talent across all aspects of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are offering increased compensation and opportunities to work with greater flexibility, including remote work, on a permanent basis. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively impact earnings.

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

Our business depends on fees earned from the management of client accounts and asset management fees. We have grown our asset management business in recent years, which has increased the risks associated with this business relative to our overall operations. The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our Private Client Group segment, as well as assets under management (“AUM”) in our asset management business. The value of our fee-based assets and AUM is impacted by market fluctuations and inflows or outflows of assets. As a result of a shift by our Private Client Group clients to fee-based accounts from traditional transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers, or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus further impact our business and financial condition.

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

We are subject to risks relating to environmental, social, and governance (“ESG”) matters that could adversely affect our reputation, business, financial condition, and results of operations. We are subject to a variety of risks, including reputational risk, associated with ESG issues. The public holds diverse and often conflicting views on ESG topics. As a large financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with ESG issues could damage our reputation, as well as our ability to attract and retain clients and associates, compete effectively, and grow our business.

In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of ESG factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to our company. Certain of our clients might also require that we implement additional ESG procedures or standards in order to continue to do business with them. If we fail to comply with specific ESG-related investor or client expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common and preferred stock could be negatively impacted.

LEGAL AND REGULATORY RISKS

Financial services firms are highly regulated, and the increased regulatory scrutiny over the last several years may increase the risk of financial liability and reputational harm resulting from adverse regulatory actions. Over the last several years, financial services firms have been operating in an evolving regulatory environment. The industry has experienced an extended period of significant change in laws and regulations governing the financial services industry, as well as increased scrutiny from various regulators, including the SEC, the Fed, the OCC, and the CFPB, in addition to stock exchanges, FINRA, and state attorneys general. Currently, the SEC has proposed or adopted a number of new rules after significantly abbreviated periods for public comments, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules, and regulations.

Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

Additionally, our international business operations are subject to laws, regulations, and standards in the countries in which we operate. In many cases, our activities have been and may continue to be subject to overlapping and divergent regulation in different jurisdictions. As our international operations continue to grow, we may need to comply with additional laws, rules, and regulations which could require us to alter our business practices and/or result in additional compliance costs. Any violations of these laws, regulations, or standards could subject us to a range of potential regulatory events or outcomes that could have a material adverse effect on our business, financial condition, and prospects, including potential adverse impacts on continued operations in the relevant international jurisdiction.

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

Changes in requirements relating to the standard of conduct for broker-dealers applicable under federal and state laws have increased, and may continue to increase, our costs. The SEC’s Regulation Best Interest requires, among other things, a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers, and we have incurred substantial costs in order to review and modify our policies and procedures, including associated supervisory and compliance controls. We anticipate that we will continue to incur costs in the future to comply with the standard.

In addition to the SEC, various states have adopted, or are considering adopting, laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs. Implementation of the new SEC regulations, as well as any new state rules that are adopted addressing similar matters, has resulted in (and may continue to result in) increased costs related to compliance, legal, operations, and information technology.

The DOL has also reinstated the historical “five-part test” for determining who is an investment advice “fiduciary” when dealing with certain retirement plans and accounts and promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. In addition, the DOL is expected to amend the five-part test by the end of 2023 so that the fiduciary standard would apply to a broader range of client relationships. Imposing such a new standard of care on additional client relationships could lead to incremental costs for our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2022. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2036.

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

We also maintain operations in 466 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 398 private client offices. In addition, Stifel Bancorp leases one location for its administrative offices and operations. Our Institutional Group segment leases 68 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

SEC Investigation of Communications Recordkeeping

The Company has been contacted by the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. At this time, based upon currently available information and review with outside counsel, the Company is not able to estimate the outcome of this matter, including the range of possible ultimate resolutions.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 10, 2023, was $66.38. As of that date, our common stock was held by approximately 74,400 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock.

	2022		2021
	High	Low	High	Low
First quarter	$83.28	$60.35	$68.94	$47.72
Second quarter	$70.26	$54.74	$72.20	$60.41
Third quarter	$65.39	$51.73	$71.16	$60.80
Fourth quarter	$66.96	$49.31	$78.60	$64.79

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

	Fiscal Year 2022	Fiscal Year 2021
First quarter	$0.30	$0.15
Second quarter	$0.30	$0.15
Third quarter	$0.30	$0.15
Fourth quarter	$0.30	$0.15

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

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2022. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2022	166,527	58.77	166,527	10,096,906
November 1 - 30, 2022	547,318	62.31	547,318	9,549,588
December 1 - 31, 2022	537,707	58.16	537,707	9,011,881
	1,251,552	60.06	1,251,552

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2022, the maximum number of shares that may yet be purchased under this plan was 9.0 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2022. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. We previously used a self-selected peer group based on companies with similar market capitalization or public companies in the financial services industry. Beginning in fiscal year 2022, we are using the compensation peer group disclosed in our annual meeting proxy statement as the selected peer group in order to provide consistency in peers across disclosures. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2017, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2018	2019	2020	2021	2022
Stifel Financial Corp.	$70	$104	$131	$185	$158
Peer Group	$71	$86	$96	$136	$115
S&P 500 Index	$96	$126	$149	$192	$157
NYSE ARCA Securities Broker-Dealer Index	$89	$109	$142	$184	$169
Previous Peer Group	$70	$89	$112	$163	$147

Assumes $100 invested on December 31, 2017 in
Stifel Financial Corp. common stock,
Peer Group, S&P 500 Index, and NYSE ARCA Securities Broker-Dealer Index
Stifel Financial Corp.(growth of 58.1% & 9.6% CAGR*)
Peer Group(growth of 15.3% & 2.9% CAGR*)
S&P 500 Index(growth of 57.4% & 9.5% CAGR*)
NYSE ARCA Securities Broker/Dealer Index(growth of 69.3% & 11.1% CAGR*)
Previous Peer Group(growth of 46.5% & 7.9% CAGR*)
Dollars
$250
$225
$200
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022

*Compound Annual Growth Rate

The Peer Group, which includes the following companies, is the peer group used in benchmarking fiscal year 2022 executive compensation as will be described in our 2023 definitive proxy statement.

Affiliated Managers Group Inc.	Houlihan Lokey, Inc.	Moelis & Company
Ameriprise Financial, Inc.	Invesco Ltd.	Northern Trust Corp.
Cowen Inc.	Jefferies Financial Group Inc.	Piper Sandler Companies
Evercore Inc.	Lazard Ltd.	Raymond James Financial, Inc.
Franklin Resources, Inc.	LPL Financial Holdings Inc.	T. Rowe Price Group, Inc.

The Previous Peer Group (included in the graph for comparison purposes) includes the following companies:

Stifel Financial Corp.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	Goldman Sachs Group, Inc.
Piper Sandler Companies	Morgan Stanley

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2022.

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

On December 22, 2022, the Company announced it signed a definitive agreement to acquire Torreya Partners LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry.

Results for the year ended December 31, 2022

For the year ended December 31, 2022, net revenues decreased 7.3% to $4.4 billion compared to $4.7 billion during the comparable period in 2021. Net income available to common shareholders for the year ended December 31, 2022, decreased 20.8% to $624.9 million, or $5.32 per diluted common share, compared to $789.3 million, or $6.66 per diluted common share, in 2021. For the year ended December 31, 2022, our Global Wealth Management segment posted record net revenues and pre-tax income.

Our revenue decline for the year ended December 31, 2022, was primarily attributable to lower capital-raising, advisory, and transactional revenues, partially offset by higher net interest income and asset management revenues.

We remain well-positioned entering fiscal 2023, with nearly $390 billion of client assets under administration, strong activity levels for financial advisory recruiting, a significant interest-rate sensitive asset base at our bank subsidiaries, and a strong investment banking pipeline. However, we expect to continue to face headwinds from economic uncertainty, including that arising from inflation, supply chain complications, and uncertainty around U.S. economic policy. As a result, we may continue to experience volatility in transactional and investment banking revenues, which may negatively impact revenues in future periods. In our Global Wealth segment, we anticipate further net interest income growth despite the slower growth rate of our balance sheet. Our strong recruiting efforts will lead to further net new asset growth in our private client business. Our Institutional business is more cyclical but remains well positioned to benefit from any pick up in capital-raising activity, and we will continue to focus on increasing our relevance to our customers.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2022, the key indicators of the markets’ performance, the NASDAQ, the S&P 500, and Dow Jones Industrial Average closed 33.1%, 19.4%, and 8.8% lower than their December 31, 2021, closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022	2021	2020
Revenues:
Commissions	$710,589	$809,500	$760,627	(12.2)%	6.4%	16.2%	17.1%	20.3%
Principal transactions	529,033	581,164	588,303	(9.0)	(1.2)	12.0	12.3	15.7
Investment banking	971,485	1,565,381	952,308	(37.9)	64.4	22.1	33.0	25.4
Asset management	1,262,919	1,206,516	917,424	4.7	31.5	28.8	25.5	24.5
Interest	1,099,115	548,400	523,832	100.4	4.7	25.0	11.6	14.0
Other income	19,685	72,125	75,345	(72.7)	(4.3)	0.5	1.5	1.9
Total revenues	4,592,826	4,783,086	3,817,839	(4.0)	25.3	104.6	101.0	101.8
Interest expense	201,387	45,998	65,778	337.8	(30.1)	4.6	1.0	1.8
Net revenues	4,391,439	4,737,088	3,752,061	(7.3)	26.3	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,586,232	2,820,301	2,279,335	(8.3)	23.7	58.9	59.5	60.7
Occupancy and equipment rental	313,247	290,243	274,664	7.9	5.7	7.1	6.1	7.3
Communication and office supplies	175,135	165,490	164,736	5.8	0.5	4.0	3.5	4.4
Commissions and floor brokerage	57,752	59,681	55,960	(3.2)	6.6	1.3	1.3	1.5
Provision for credit losses	33,506	(11,502)	33,925	391.3	(133.9)	0.8	(0.2)	0.9
Other operating expenses	340,451	345,794	292,281	(1.5)	18.3	7.7	7.3	7.8
Total non-interest expenses	3,506,323	3,670,007	3,100,901	(4.5)	18.4	79.8	77.5	82.6
Income before income taxes	885,116	1,067,081	651,160	(17.1)	63.9	20.2	22.5	17.4
Provision for income taxes	222,961	242,223	147,688	(8.0)	64.0	5.1	5.1	4.0
Net income	662,155	824,858	503,472	(19.7)	63.8	15.1	17.4	13.4
Preferred dividends	37,281	35,587	27,261	4.8	30.5	0.9	0.7	0.7
Net income available to common shareholders	$624,874	$789,271	$476,211	(20.8)%	65.7%	14.2%	16.7%	12.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Commissions	$710,589	$809,500	$760,627	(12.2)%	6.4%
Principal transactions	529,033	581,164	588,303	(9.0)	(1.2)
Transactional revenues	1,239,622	1,390,664	1,348,930	(10.9)	3.1
Capital raising	256,862	709,236	524,161	(63.8)	35.3
Advisory	714,623	856,145	428,147	(16.5)	100.0
Investment banking	971,485	1,565,381	952,308	(37.9)	64.4
Asset management	1,262,919	1,206,516	917,424	4.7	31.5
Net interest	897,728	502,402	458,054	78.7	9.7
Other income	19,685	72,125	75,345	(72.7)	(4.3)
Total net revenues	$4,391,439	$4,737,088	$3,752,061	(7.3)%	26.3%

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

For the year ended December 31, 2022, net revenues decreased 7.3% to $4.4 billion from $4.7 billion in 2021. The decrease was primarily attributable to lower capital-raising, advisory, and transactional revenues, partially offset by higher net interest income and asset management revenues.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2022, commission revenues decreased 12.2% to $710.6 million from $809.5 million in 2021.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the year ended December 31, 2022, principal transactions revenues decreased 9.0% to $529.0 million from $581.2 million in 2021.

Transactional revenues – For the year ended December 31, 2022, transactional revenues decreased 10.9% to $1.2 billion from $1.4 billion in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices. Institutional fixed income transactional revenue was impacted by the Vining Sparks acquisition, which closed in November 2021.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2022, investment banking revenues decreased 37.9% to $971.5 million from $1.6 billion in 2021.

Capital-raising revenues decreased 63.8% to $256.9 million for the year ended December 31, 2022, from $709.2 million in 2021. For the year ended December 31, 2022, equity capital-raising revenues decreased 76.3% to $112.7 million from $475.5 million in 2021. The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the year ended December 31, 2022, fixed income capital-raising revenues decreased 38.3% to $144.2 million from $233.7 million in 2021 as microeconomic conditions contributed to lower bond issuances during 2022.

Advisory revenues decreased 16.5% to $714.6 million for the year ended December 31, 2022, from $856.1 million in 2021. The decrease is primarily attributable to lower levels of completed advisory transactions during 2022.

Asset management – Asset management revenues include fees for asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management revenues are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the year ended December 31, 2022, asset management revenues increased 4.7% to a record $1.3 billion from $1.2 billion in 2021. The increase is primarily attributable to strong fee-based asset flows. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2022, other income decreased 72.7% to $19.7 million from $72.1 million during 2021. The decrease is primarily attributable to a decrease in mortgage loan origination fees and lower investment gains over 2021.

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

For the year ended December 31, 2021, net revenues increased 26.3% to $4.7 billion from $3.8 billion in 2020. The increase was primarily attributable to an increase in advisory revenues, asset management, capital-raising, commissions, and net interest income, partially offset by lower principal transaction revenues.

Commissions – For the year ended December 31, 2021, commission revenues increased 6.4% to $809.5 million from $760.6 million in 2020. The increase is primarily attributable to higher trading volumes in our mutual fund and insurance products over the comparable period in 2020. The higher trading volumes were a result of increased customer activity as a result of market volatility.

Principal transactions – For the year ended December 31, 2021, principal transactions revenues decreased 1.2% to $581.2 million from $588.3 million in 2020. The decrease is primarily attributable to lower institutional fixed income principal transaction revenues as a result of lower trading volumes and tighter credit spreads, partially offset by an increase in trading gains and the revenues from the Vining Sparks acquisition, which closed on November 1, 2021.

Investment banking – For the year ended December 31, 2021, investment banking revenues increased 64.4% to $1.6 billion from $952.3 million in 2020. The increase is primarily attributable to the growth of advisory revenues and equity and fixed income capital-raising revenues.

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

Advisory revenue increased 100.0% to $856.1 million for the year ended December 31, 2021, from $428.1 million in 2020. The increase is primarily attributable to higher completed advisory transactions and increased private placement fees.

Asset management – For the year ended December 31, 2021, asset management revenues increased 31.5% to $1.2 billion from $917.4 million in 2020. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2021, other income decreased 4.3% to $72.1 million from $75.3 million in 2020. The decrease is primarily attributable to a decrease in loan origination fees, partially offset by improved investment gains over 2020, the recognition of a gain on the sale of certain loans and transfer of deposits, and the recognition of a gain on the sale of aircraft. In addition, other income for the year ended December 31, 2020, includes a gain recognized on the sale of Ziegler Capital Management, LLC.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,346,939	$29,996	2.23%	$1,617,859	$3,794	0.23%	$1,488,666	$6,883	0.46%
Financial instruments owned	1,059,013	20,545	1.94	987,188	15,041	1.52	827,658	12,594	1.52
Margin balances	1,060,724	43,751	4.12	1,043,515	25,780	2.47	988,694	28,155	2.85
Investment portfolio	7,670,470	247,755	3.23	6,974,668	129,858	1.86	6,297,475	149,915	2.38
Loans	19,457,051	752,273	3.87	13,407,458	378,086	2.82	10,929,464	331,813	3.04
Other interest-bearing assets	936,508	4,795	0.51	686,610	(4,159)	(0.61)	525,350	(5,528)	(1.05)
Total interest-earning assets/interest income	$31,530,705	$1,099,115	3.49%	$24,717,298	$548,400	2.22%	$21,057,307	$523,832	2.49%
Interest-bearing liabilities:
Short-term borrowings	$1,323	$23	1.74%	$2,140	$10	0.49%	$25,678	$112	0.44%
Stock loan	334,712	(16,642)	(4.97)	230,208	(17,348)	(7.54)	215,309	(18,031)	(8.37)
Senior notes	1,113,977	44,424	3.99	1,112,899	47,500	4.27	1,234,427	54,063	4.38
Stifel Capital Trusts	60,000	2,090	3.48	60,000	1,197	1.99	60,000	1,601	2.67
Deposits	25,170,404	146,636	0.58	19,227,385	4,510	0.02	16,216,699	14,550	0.09
Federal Home Loan Bank advances	238,508	4,094	1.72	54,972	164	0.30	283,128	3,667	1.30
Other interest-bearing liabilities	1,067,725	20,762	1.94	1,070,764	9,965	0.93	822,883	9,816	1.19
Total interest-bearing liabilities/interest expense	$27,986,649	201,387	0.72%	$21,758,368	45,998	0.21%	$18,858,124	65,778	0.35%
Net interest income/margin		$897,728	2.85%		$502,402	2.03%		$458,054	2.18%
Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2022, net interest income increased 78.7% to $897.7 million from $502.4 million in 2021.

For the year ended December 31, 2022, interest revenue increased 100.4% to $1.1 billion from $548.4 million in 2021, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $27.8 billion during the year ended December 31, 2022, compared to $21.2 billion in 2021 at average interest rates of 3.66% and 2.40%, respectively.

For the year ended December 31, 2022, interest expense increased 337.8% to $201.4 million from $46.0 million in 2021. The increase is primarily attributable to higher interest rates and higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $25.4 billion during the year ended December 31, 2022, compared to $19.3 billion in 2021 at average interest rates of 0.59% and 0.02%, respectively.

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

Net interest income – For the year ended December 31, 2021, net interest income increased 9.7% to $502.4 million from $458.1 million in 2020.

For the year ended December 31, 2021, interest revenue increased 4.7% to $548.4 million from $523.8 million in 2020, principally as a result of an increase in interest-earning assets, partially offset by lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $21.2 billion during the year ended December 31, 2021, compared to $18.0 billion in 2020 at average interest rates of 2.40% and 2.70%, respectively.

For the year ended December 31, 2021, interest expense decreased 30.1% to $46.0 million from $65.8 million in 2020. The decrease is primarily attributable to lower interest rates partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $19.3 billion during the year ended December 31, 2021, compared to $16.5 billion in 2021 at average interest rates of 0.02% and 0.11%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Non-interest expenses:
Compensation and benefits	$2,586,232	$2,820,301	$2,279,335	(8.3)%	23.7%
Occupancy and equipment rental	313,247	290,243	274,664	7.9	5.7
Communications and office supplies	175,135	165,490	164,736	5.8	0.5
Commissions and floor brokerage	57,752	59,681	55,960	(3.2)	6.6
Provision for credit losses	33,506	(11,502)	33,925	391.3	(133.9)
Other operating expenses	340,451	345,794	292,281	(1.5)	18.3
Total non-interest expenses	$3,506,323	$3,670,007	$3,100,901	(4.5)%	18.4%

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

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

For the year ended December 31, 2022, compensation and benefits expense decreased 8.3% to $2.6 billion from $2.8 billion in 2021. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense. Compensation and benefits expense as a percentage of net revenues was 58.9% for the year ended December 31, 2022, compared to 59.5% for the year ended December 31, 2021. The compensation ratio benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the year ended December 31, 2022, occupancy and equipment rental expense increased 7.9% to $313.2 million from $290.2 million in 2021. The increase is primarily attributable to higher data processing and furniture and equipment costs associated with the continued investments made in our business.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2022, communications and office supplies expense increased 5.8% to $175.1 million from $165.5 million in 2021. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the year ended December 31, 2022, commissions and floor brokerage expense decreased 3.2% to $57.8 million from $59.7 million in 2021. The decrease is primarily attributable to lower clearing expenses and electronic communication network (“ECN”) trading costs, partially offset by higher processing expenses.

Provision for credit losses – For the year ended December 31, 2022, provision for credit losses increased 391.3% to $33.5 million from a credit of $11.5 million in 2021. Provision for credit losses was primarily impacted by growth in the loan portfolio during the year, as credit quality remained strong. The provision for credit losses in 2021 included a release related to loans sold at a premium.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or payout for legal and regulatory matters, travel and entertainment, promotional, investment banking deal costs, and professional service expenses.

For the year ended December 31, 2022, other operating expenses decreased 1.5% to $340.5 million from $345.8 million in 2021. The decrease is primarily attributable to lower investment banking transaction expenses and settlement-related expenses, partially offset by increases in travel and entertainment expenses, conference-related expenses, subscriptions, advertising, FDIC-insurance expense, and professional fees. Other operating expense was impacted by the recognition of additional earn-out expense recorded during 2021.

Provision for income taxes – For the year ended December 31, 2022, our provision for income taxes was $223.0 million, representing an effective tax rate of 25.2%, compared to $242.2 million in 2021, representing an effective tax rate of 22.7%. The effective tax rate in 2022 was substantially driven by the impact of a reduced tax benefit from stock conversions and foreign operations.

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

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

Commissions and floor brokerage – For the year ended December 31, 2021, commissions and floor brokerage expense increased 6.6% to $59.7 million from $56.0 million in 2020. The increase is primarily attributable to higher processing expenses, partially offset by lower electronic communication network ECN trading costs.

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

Other operating expenses – For the year ended December 31, 2021, other operating expenses increased 18.3% to $345.8 million from $292.3 million in 2020. The increase is primarily attributable to the recognition of additional earn-out expense, higher conference-related expenses, an increase in investment banking transaction expenses, travel and entertainment expenses, professional fees, and subscription expense.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022	2021	2020
Revenues:
Commissions	$473,638	$567,491	$513,247	(16.5)%	10.6%	16.8%	21.8%	23.4%
Principal transactions	195,274	207,474	174,101	(5.9)	19.2	6.9	8.0	8.0
Transactional revenues	668,912	774,965	687,348	(13.7)	12.7	23.7	29.8	31.4
Asset management	1,262,841	1,206,406	917,353	4.7	31.5	44.7	46.4	41.9
Interest	1,062,710	538,940	516,918	97.2	4.3	37.6	20.7	23.6
Investment banking	19,515	48,210	36,024	(59.5)	33.8	0.7	1.9	1.6
Other income	(5,182)	57,563	71,153	(109.0)	(19.1)	(0.2)	2.2	3.2
Total revenues	3,008,796	2,626,084	2,228,796	14.6	17.8	106.5	101.0	101.7
Interest expense	182,930	27,247	37,970	571.4	(28.2)	6.5	1.0	1.7
Net revenues	2,825,866	2,598,837	2,190,826	8.7	18.6	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,368,576	1,370,308	1,138,525	(0.1)	20.4	48.4	52.7	52.0
Occupancy and equipment rental	153,079	138,644	122,888	10.4	12.8	5.4	5.3	5.6
Communication and office supplies	60,791	56,378	58,214	7.8	(3.2)	2.2	2.2	2.7
Commissions and floor brokerage	25,983	26,007	22,269	(0.1)	16.8	0.9	1.0	1.0
Provision for credit losses	33,506	(11,502)	33,542	391.3	(134.3)	1.2	(0.4)	1.5
Other operating expenses	116,360	104,049	89,504	11.8	16.3	4.1	4.0	4.1
Total non-interest expenses	1,758,295	1,683,884	1,464,942	4.4	14.9	62.2	64.8	66.9
Income before income taxes	$1,067,571	$914,953	$725,884	16.7%	26.0%	37.8%	35.2%	33.1%

	December 31,
	2022	2021	2020
Branch offices	398	396	392
Financial advisors	2,242	2,227	2,187
Independent contractors	102	91	93
Total financial advisors	2,344	2,318	2,280

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

NET REVENUES

For the year ended December 31, 2022, Global Wealth Management net revenues increased 8.7% to a record $2.8 billion from $2.6 billion in 2021. The increase in net revenues is primarily attributable to increases in net interest income and asset management revenues, partially offset by lower transactional revenues, other income, and investment banking revenues.

Commissions – For the year ended December 31, 2022, commission revenues decreased 16.5% to $473.6 million from $567.5 million in 2021. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the year ended December 31, 2022, principal transactions revenues decreased 5.9% to $195.3 million from $207.5 million in 2021.

Transactional revenues – For the year ended December 31, 2022, transactional revenues decreased 13.7% to $668.9 million from $775.0 million in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago.

Asset management – For the year ended December 31, 2022, asset management revenues increased 4.7% to a record $1.3 billion from $1.2 billion in 2021. The increase is primarily attributable to strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands):

	December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Client assets	$389,818,000	$435,978,000	$357,429,000	(10.6)%	22.0%
Fee-based client assets	$144,952,000	$162,428,000	$129,372,000	(10.8)	25.6
Number of client accounts	1,183,000	1,125,000	1,075,000	5.2	4.7
Number of fee-based client accounts	319,000	298,000	262,000	7.0	13.7

The decrease in the value of our client assets and fee-based assets was primarily attributable to the decline in the markets, partially offset by asset growth resulting from our recruiting efforts.

Interest revenue – For the year ended December 31, 2022, interest revenue increased 97.2% to $1.1 billion from $538.9 million in 2021. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 59.5% to $19.5 million for the year ended December 31, 2022, from $48.2 million in 2021. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2022, other income decreased 109.0% to a loss of $5.2 million from $57.6 million in 2021. The decrease is primarily attributable to lower investment gains and a decrease in mortgage loan origination fees.

Interest expense – For the year ended December 31, 2022, interest expense increased 571.4% to $182.9 million from $27.2 million in 2021. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

NON-INTEREST EXPENSES

For the year ended December 31, 2022, Global Wealth Management non-interest expenses increased 4.4% to $1.8 billion from $1.7 billion in 2021.

Compensation and benefits – For the year ended December 31, 2022, compensation and benefits expense of $1.4 billion remained consistent with 2021.

Compensation and benefits expense as a percentage of net revenues was 48.4% for the year ended December 31, 2022, compared to 52.7% in 2021. The decrease is primarily as a result of higher net interest income.

Occupancy and equipment rental – For the year ended December 31, 2022, occupancy and equipment rental expense increased 10.4% to $153.1 million from $138.6 million in 2021. The increase is primarily attributable to higher data processing costs associated with an increase in business activity and higher occupancy costs as a result of an increase in locations.

Communications and office supplies – For the year ended December 31, 2022, communications and office supplies expense increased 7.8% to $60.8 million from $56.4 million in 2021. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2022, commissions and floor brokerage expense of $26.0 million remained consistent with 2021.

Provision for credit losses – For the year ended December 31, 2022, provision for credit losses increased 391.3% to $33.5 million from a credit of $11.5 million in 2021. Provision for credit losses was primarily impacted by growth in the loan portfolio during the year, as credit quality remained strong. The provision for credit losses in 2021 included a release related to loans sold at a premium.

Other operating expenses – For the year ended December 31, 2022, other operating expenses increased 11.8% to $116.4 million from $104.0 million in 2021. The increase is primarily attributable to increases in settlement costs, subscriptions, FDIC-insurance expense, and professional fees, partially offset by lower travel and entertainment and conference-related expenses.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2022, income before income taxes increased 16.7% to $1.1 billion from $915.0 million in 2021. Profit margins (income before income taxes as a percent of net revenues) have increased to 37.8% for the year ended December 31, 2022, from 35.2% in 2021. The improved profit margin is a result of strong revenue growth and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

NET REVENUES

For the year ended December 31, 2021, Global Wealth Management net revenues increased 18.6% to $2.6 billion from $2.2 billion in 2020. The increase in net revenues is primarily attributable to higher asset management revenues, transactional revenues, net interest income, and investment banking revenues, partially offset by a decrease in other income.

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

Transactional revenues – For the year ended December 31, 2021, transactional revenues increased 12.7% to $775.0 million from $687.3 million in the comparable period in 2020.

Asset management – For the year ended December 31, 2021, asset management revenues increased 31.5% to $1.2 billion from $917.4 million in 2020. The increase is primarily attributable to higher asset levels and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

The value of assets in fee-based accounts at December 31, 2021, increased 25.6% to $162.4 billion from $129.4 billion at December 31, 2020.

Interest revenue– For the year ended December 31, 2021, interest revenue increased 4.3% to $538.9 million from $516.9 million in 2020. The increase is primarily attributable to higher interest-earning assets, partially offset by lower interest rates. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

Investment banking – Investment banking increased 33.8% to $48.2 million for the year ended December 31, 2021, from $36.0 million in 2020. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

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

Interest expense – For the year ended December 31, 2021, interest expense decreased 28.2% to $27.2 million from $38.0 million in 2020. The decrease in interest expense is primarily attributable to lower interest rates over 2020, partially offset by higher interest-bearing liabilities. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2021, income before income taxes increased 26.0% to $915.0 million from $725.9 million in 2020. Profit margins (income before income taxes as a percent of net revenues) increased to 35.2% for the year ended December 31, 2021, from 33.1% in 2020. The improved profit margin is a result of strong revenue growth and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

I. Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2022			December 31, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$603,840	$13,915	2.30%	$820,424	$1,149	0.14%
U.S. government agencies	2,493	42	1.70	2,960	63	2.15
State and municipal securities (tax-exempt) (1)	2,361	49	2.06	2,384	47	1.97
Mortgage-backed securities	1,008,770	19,840	1.97	1,027,372	15,331	1.49
Corporate fixed income securities	724,184	19,627	2.71	730,526	21,056	2.88
Asset-backed securities	5,932,662	208,197	3.51	5,211,426	93,361	1.79
Federal Home Loan Bank and other capital stock	62,339	2,612	4.19	45,087	1,315	2.92
Loans (2)
Securities-based loans	2,879,651	106,758	3.71	2,353,621	45,448	1.93
Commercial and industrial	4,784,928	241,792	5.05	3,953,320	137,618	3.48
Fund banking	3,750,297	160,780	4.29	1,136,392	34,003	2.99
Residential real estate	6,517,911	175,545	2.69	4,557,592	119,162	2.61
Commercial real estate	649,663	28,937	4.45	381,550	12,187	3.19
Home equity lines of credit	98,120	4,627	4.72	79,387	2,266	2.85
Construction and land	508,676	24,624	4.84	557,406	18,015	3.23
Other	39,391	1,873	4.75	37,835	805	2.13
Loans held for sale	228,414	7,337	3.21	350,355	8,582	2.45
Total interest-earning assets (3)	$27,793,700	$1,016,555	3.66%	$21,247,637	$510,408	2.40%
Cash and due from banks	15,954			27,096
Other non-interest-earning assets	117,016			348,801
Total assets	$27,926,670			$21,623,534
Liabilities and stockholders’ equity:
Deposits:
Money market	$23,771,966	$125,816	0.53%	$18,340,673	$2,897	0.02%
Time deposits	16,976	456	2.69	58,549	1,108	1.89
Demand deposits	1,327,711	18,812	1.42	827,532	505	0.06
Savings	53,751	1,552	2.89	631	—	—
Federal Home Loan Bank advances	238,508	4,094	1.72	54,972	164	0.30
Other borrowings	966	141	14.63	1,269	119	9.37
Total interest-bearing liabilities (3)	$25,409,878	$150,871	0.59%	$19,283,626	$4,793	0.02%
Non-interest-bearing deposits	515,767			608,825
Other non-interest-bearing liabilities	108,896			176,185
Total liabilities	$26,034,541			$20,068,636
Stockholders’ equity	1,892,129			1,554,898
Total liabilities and stockholders’ equity	$27,926,670			$21,623,534
Net interest income/spread		$865,684	3.07%		$505,615	2.38%
Net interest margin			3.11%			2.38%

(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2020
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$687,087	$2,002	0.29%
U.S. government agencies	4,990	96	1.93
State and municipal securities (tax-exempt) (1)	8,829	188	2.13
Mortgage-backed securities	888,018	16,352	1.84
Corporate fixed income securities	633,778	16,831	2.66
Asset-backed securities	4,761,860	116,448	2.45
Federal Home Loan Bank and other capital stock	47,994	1,536	3.20
Loans (2)
Securities-based loans	1,884,701	45,219	2.40
Commercial and industrial	3,727,395	124,472	3.34
Fund banking	248,097	8,240	3.32
Residential real estate	3,635,034	104,689	2.88
Commercial real estate	406,576	16,739	4.12
Home equity lines of credit	63,288	1,988	3.14
Construction and land	474,714	16,684	3.51
Other	36,910	952	2.58
Loans held for sale	452,749	12,830	2.83
Total interest-earning assets (3)	$17,962,020	$485,266	2.70%
Cash and due from banks	14,705
Other non-interest-earning assets	264,368
Total assets	$18,241,093
Liabilities and stockholders’ equity:
Deposits:
Money market	$15,260,033	$5,614	0.04%
Time deposits	221,479	4,975	2.25
Demand deposits	698,107	3,678	0.53
Savings	37,080	283	0.76
Federal Home Loan Bank advances	283,128	3,667	1.30
Other borrowings	1,490	109	7.37
Total interest-bearing liabilities (3)	$16,501,317	$18,326	0.11%
Non-interest-bearing deposits	288,222
Other non-interest-bearing liabilities	101,948
Total liabilities	$16,891,487
Stockholders’ equity	1,349,606
Total liabilities and stockholders’ equity	$18,241,093
Net interest income/spread		$466,940	2.59%
Net interest margin			2.60%

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

For the year ended December 31, 2022, interest revenue for Stifel Bancorp of $1.0 billion was generated from weighted-average interest-earning assets of $27.8 billion at a weighted-average interest rate of 3.66%. For the year ended December 31, 2021, interest revenue for Stifel Bancorp of $510.4 million was generated from weighted-average interest-earning assets of $21.2 billion at a weighted-average interest rate of 2.40%. For the year ended December 31, 2020, interest revenue for Stifel Bancorp of $485.3 million was generated from weighted-average interest-earning assets of $18.0 billion at a weighted-average interest rate of 2.70%. Interest-earning assets principally consist of commercial and industrial, residential, and securities-based loans, investment securities, and interest-bearing cash and federal funds sold.

For the year ended December 31, 2022, interest expense for Stifel Bancorp of $150.9 million was incurred from weighted-average interest-bearing liabilities of $25.4 billion at a weighted-average interest rate of 0.59%. For the year ended December 31, 2021, interest expense for Stifel Bancorp of $4.8 million was incurred from weighted-average interest-bearing liabilities of $19.3 billion at a weighted-average interest rate of 0.02%. For the year ended December 31, 2020, interest expense for Stifel Bancorp of $18.3 million was incurred from weighted-average interest-bearing liabilities of $16.5 billion at a weighted-average interest rate of 0.11%. Interest expense represents interest on customer money market accounts, time deposits, Federal Home Loan Bank advances, and other borrowings.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021			Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(222)	$12,988	$12,766	$509	$(1,362)	$(853)
U.S. government agencies	(9)	(12)	(21)	(46)	13	(33)
State and municipal securities (tax-exempt)	(1)	3	2	(126)	(15)	(141)
Mortgage-backed securities	(272)	4,781	4,509	4,903	(5,924)	(1,021)
Corporate fixed income securities	(181)	(1,248)	(1,429)	2,710	1,515	4,225
Asset-backed securities	14,483	100,353	114,836	12,598	(35,685)	(23,087)
Federal Home Loan Bank and other capital stock	606	691	1,297	(90)	(131)	(221)
Loans
Securities-based loans	11,984	49,326	61,310	1,060	(831)	229
Commercial and industrial	33,103	71,071	104,174	7,733	5,413	13,146
Fund banking	106,702	20,075	126,777	26,496	(733)	25,763
Residential real estate	52,696	3,687	56,383	22,725	(8,252)	14,473
Commercial real estate	10,727	6,023	16,750	(981)	(3,571)	(4,552)
Home equity lines of credit	627	1,734	2,361	434	(156)	278
Construction and land	(1,408)	8,017	6,609	2,472	(1,141)	1,331
Other	34	1,034	1,068	25	(172)	(147)
Loans held for sale	(11,851)	10,606	(1,245)	(2,655)	(1,593)	(4,248)
	$217,018	$289,129	$506,147	$77,767	$(52,625)	$25,142
Interest expense:
Deposits:
Money market	$1,110	$121,809	$122,919	$6,487	$(9,204)	$(2,717)
Time deposits	(1,598)	946	(652)	(3,184)	(683)	(3,867)
Demand deposits	485	17,822	18,307	842	(4,015)	(3,173)
Savings	152	1,400	1,552	(141)	(142)	(283)
Federal Home Loan Bank advances	1,622	2,308	3,930	(1,792)	(1,711)	(3,503)
Other borrowings	(18)	40	22	(10)	20	10
	$1,753	$144,325	$146,078	$2,202	$(15,735)	$(13,533)
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

II. Investment in Debt Securities

The maturities and related weighted-average yields of our debt securities not carried at fair value at December 31, 2022, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Asset-backed securities	$—	$—	$2,413,239	$3,577,212	$5,990,451
Weighted-average yield (1)	0.00%	0.00%	5.99%	5.96%	5.97%
(1)
The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

III. Loan Portfolio

The following table presents the maturities of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

	Within 1 Year	1-5 Years	5-15 years	Over 15 Years	Total
Residential real estate	$—	$745	$810,595	$6,560,331	$7,371,671
Commercial and industrial	188,488	3,734,817	936,371	37,500	4,897,176
Fund banking	2,299,773	1,882,759	109	—	4,182,641
Securities-based loans	2,585,551	136,800	2,200	—	2,724,551
Commercial real estate	77,068	551,444	46,953	134	675,599
Construction and land	72,319	520,872	—	—	593,191
Home equity lines of credit	12,654	127	94,355	—	107,136
Other	48,159	2,431	—	3	50,593
	$5,284,012	$6,829,995	$1,890,583	$6,597,968	$20,602,558

The sensitivity of loans with maturities in excess of one year at December 31, 2022, is as follows (in thousands):

Variable or adjusted-rate loans
Residential real estate	$5,232,213
Commercial and industrial	4,293,953
Fund banking	1,882,868
Securities-based loans	103,080
Commercial real estate	558,264
Construction and land	520,872
Home equity lines of credit	94,482
Other	2,431
$12,688,163

Fixed-rate loans
Residential real estate	$2,139,458
Commercial and industrial	414,735
Fund banking	—
Securities-based loans	35,920
Commercial real estate	40,267
Construction and land	—
Home equity lines of credit	—
Other	3
$2,630,383

The following table presents the Company’s credit ratios, as well as the component of the ratio’s calculation, for the periods indicated (in thousands, except percentages):

	As of and for the year ending December 31,
	2022	2021	2020
Allowance for credit losses to total loans outstanding	0.72%	0.71%	1.22%
Allowance for credit losses	$147,853	$118,562	$135,295
Retained loans outstanding	$20,602,558	$16,743,487	$11,170,813
Nonaccrual loans to total loans outstanding	0.05%	0.10%	0.11%
Nonaccrual loans	$10,102	$17,193	$12,395
Retained loans outstanding	$20,602,558	$16,743,487	$11,170,813
Allowance for credit losses to nonaccrual loans	14.64x	6.90x	10.92x
Allowance for credit losses	$147,853	$118,562	$135,295
Nonaccrual loans	$10,102	$17,193	$12,395

The following table presents net charge-offs to average loans outstanding by major loan category for the year ended December 31, 2022 (in thousands, except percentages):

Commercial and industrial	0.10%
Net charge-off during the period	$4,550
Average amount outstanding	$4,784,928
Residential real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$6,517,911
Fund banking	0.00%
Net charge-off during the period	$—
Average amount outstanding	$3,750,297
Securities-based loans	0.00%
Net charge-off during the period	$36
Average amount outstanding	$2,879,651
Construction and land	0.00%
Net charge-off during the period	$—
Average amount outstanding	$508,676
Commercial real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$649,663
Home equity lines of credit	0.00%
Net charge-off during the period	$—
Average amount outstanding	$98,120
Other	0.00%
Net charge-off during the period	$—
Average amount outstanding	$39,391
Total retained loans	0.02%
Net charge-off during the period	$4,586
Average amount outstanding	$19,228,637

Allocation of the Allowance for Loan Losses

The following is a breakdown of the allowance for loan losses by each major loan category at December 31, 2022 and 2021 (in thousands, except rates):

	December 31, 2022		December 31, 2021
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$54,143	23.8%	$44,661	25.2%
Residential real estate	20,441	35.8	28,560	32.7
Commercial real estate	12,897	3.3	3,934	2.4
Fund banking	11,711	20.3	8,868	18.7
Construction and land	8,568	2.9	8,536	3.1
Securities-based loans	3,157	13.2	4,006	17.2
Home equity lines of credit	364	0.5	511	0.5
Other	372	0.2	268	0.2
	$111,653	100.0%	$99,344	100.0%
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

IV. Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	December 31, 2022		December 31, 2021		December 31, 2020
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Non-interest bearing demand deposits	$515,767	*	$608,825	*	$288,222	*
Interest-bearing demand deposits	1,327,711	1.42%	827,532	0.06%	698,107	0.53%
Money Market and Savings deposits	23,825,717	0.53%	18,341,304	0.02%	15,297,113	0.04%
Time deposits	16,976	2.69%	58,549	1.89%	221,479	2.25%
Other	239,474	1.77%	56,241	0.50%	284,618	1.33%

* Not applicable.

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022	2021	2020
Revenues:
Commissions	$236,951	$242,009	$247,380	(2.1)%	(2.2)%	15.4%	11.2%	15.6%
Principal transactions	333,759	373,689	414,202	(10.7)	(9.8)	21.7	17.4	26.2
Transactional revenues	570,710	615,698	661,582	(7.3)	(6.9)	37.1	28.6	41.8
Capital raising	237,347	661,088	488,152	(64.1)	35.4	15.5	30.7	30.8
Advisory	714,623	856,083	428,132	(16.5)	100.0	46.5	39.8	27.1
Investment banking	951,970	1,517,171	916,284	(37.3)	65.6	62.0	70.5	57.9
Interest	25,430	20,734	16,837	22.6	23.1	1.7	1.0	1.1
Other income (1)	7,075	11,313	376	(37.5)	n/m	0.4	0.5	0.0
Total revenues	1,555,185	2,164,916	1,595,079	(28.2)	35.7	101.2	100.6	100.8
Interest expense	19,168	12,477	11,932	53.6	4.6	1.2	0.6	0.8
Net revenues	1,536,017	2,152,439	1,583,147	(28.6)	36.0	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	929,606	1,251,595	942,769	(25.7)	32.8	60.5	58.1	59.6
Occupancy and equipment rental	77,111	71,204	68,457	8.3	4.0	5.0	3.3	4.3
Communication and office supplies	95,103	89,963	88,054	5.7	2.2	6.2	4.2	5.6
Commissions and floor brokerage	31,769	33,675	33,691	(5.7)	n/m	2.1	1.6	2.1
Other operating expenses	148,296	147,065	124,891	0.8	17.8	9.7	6.8	7.9
Total non-interest expenses	1,281,885	1,593,502	1,257,862	(19.6)	26.7	83.5	74.0	79.5
Income before income taxes	$254,132	$558,937	$325,285	(54.5)%	71.8%	16.5%	26.0%	20.5%
(1)
Includes asset management revenues.

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

NET REVENUES

For the year ended December 31, 2022, Institutional Group net revenues decreased 28.6% to $1.5 billion from $2.2 billion in 2021. The decrease in net revenues is primarily attributable to lower capital-raising revenues, advisory revenues, and equity transactional revenues, partially offset by an increase in fixed income transactional revenues.

Commissions – For the year ended December 31, 2022, commission revenues decreased 2.1% to $237.0 million from $242.0 million in 2021.

Principal transactions – For the year ended December 31, 2022, principal transactions revenues decreased 10.7% to $333.8 million from $373.7 million in 2021.

Transactional revenues – For the year ended December 31, 2022, institutional transactional revenues decreased 7.3% to $570.7 million from $615.7 million in 2021.

For the year ended December 31, 2022, fixed income transactional revenues increased 2.5% to $370.2 million from $361.0 million in 2021. The increase in fixed income institutional transactional revenues is primarily attributable to revenues from the Vining Sparks acquisition, partially offset by lower trading gains.

For the year ended December 31, 2022, equity transactional revenues decreased 21.3% to $200.5 million from $254.7 million in 2021. The decline in equity institutional transactional revenues is primarily attributable to trading losses and declines in activity.

Investment banking – For the year ended December 31, 2022, investment banking revenues decreased 37.3% to $952.0 million from $1.5 billion in 2021.

For the year ended December 31, 2022, capital-raising revenues decreased 64.1% to $237.3 million from $661.1 million in 2021.

For the year ended December 31, 2022, equity capital markets capital-raising revenues decreased 76.2% to $103.4 million from $434.2 million in 2021. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the year ended December 31, 2022, fixed income capital markets capital-raising revenues decreased 41.0% to $133.9 million from $226.9 million in 2021. The decrease is primarily attributable to lower municipal bond and loan issuances as a result of the microeconomic conditions that existed during 2022.

For the year ended December 31, 2022, advisory revenues decreased 16.5% to $714.6 million from $856.1 million in 2021. The decrease is primarily attributable to lower levels of completed advisory transactions.

Interest income – For the year ended December 31, 2022, interest income increased 22.6% to $25.4 million from $20.7 million in 2021. The increase is primarily attributable to higher leveraged finance activity.

Other income – For the year ended December 31, 2022, other income decreased 37.5% to $7.1 million from $11.3 million in 2021. The decrease is primarily attributable to a decrease in investment gains over 2021.

Interest expense – For the year ended December 31, 2022, interest expense increased 53.6% to $19.2 million from $12.5 million in 2021. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the year ended December 31, 2022, Institutional Group non-interest expenses decreased 19.6% to $1.3 billion from $1.6 billion in 2021.

Compensation and benefits – For the year ended December 31, 2022, compensation and benefits expense decreased 25.7% to $929.6 million from $1.3 billion in 2021. The decrease is driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 60.5% for the year ended December 31, 2022, compared to 58.1% in 2021. The increase is primarily attributable to lower compensable revenues.

Occupancy and equipment rental – For the year ended December 31, 2022, occupancy and equipment rental expense increased 8.3% to $77.1 million from $71.2 million in 2021. The increase is attributable to higher data processing and furniture and equipment costs associated with an increase in business activity.

Communications and office supplies – For the year ended December 31, 2022, communications and office supplies expense increased 5.7% to $95.1 million from $90.0 million in 2021. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the year ended December 31, 2022, commissions and floor brokerage decreased 5.7% to $31.8 million from $33.7 million in 2021. The decrease was primarily attributable to lower clearing expenses and ECN trading costs, partially offset by higher processing expenses.

Other operating expenses – For the year ended December 31, 2022, other operating expenses increased 0.8% to $148.3 million from $147.1 million in 2021. The increase is primarily attributable to higher travel and entertainment expenses, conference-related expenses, and subscriptions, partially offset by lower investment banking transaction expenses and professional fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2022, income before income taxes for the Institutional Group segment decreased 54.5% to $254.1 million from $558.9 million in 2021. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 16.5% for the year ended December 31, 2022, from 26.0% in 2021 as a result of lower revenues, partially offset by a decrease in expenses.

Year Ended December 31, 2021, Compared With Year Ended December 31, 2020

NET REVENUES

For the year ended December 31, 2021, Institutional Group net revenues increased 36.0% to $2.2 billion from $1.6 billion in 2020. The increase in net revenues was primarily attributable to an increase in advisory and capital-raising revenues, partially offset by a decrease in transactional revenues. The segment’s performance continues to benefit from strong market activity, recent investments in our business, and contributions from Canada and Europe.

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

Investment banking – For the year ended December 31, 2021, investment banking revenues increased 65.6% to $1.5 billion from $916.3 million in 2020. The increase is primarily attributable to increases in advisory revenues as well as increases in equity and fixed income capital-raising revenues.

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

Compensation and benefits expense as a percentage of net revenues was 58.1% for the year ended December 31, 2021, compared to 59.6% in 2020. The decrease is primarily attributable to higher compensable revenues.

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

Commissions and floor brokerage – For the year ended December 31, 2021, commissions and floor brokerage expense of $33.7 million remained consistent with 2020. An increase in processing expenses was offset by lower ECN trading costs.

Other operating expenses – For the year ended December 31, 2021, other operating expenses increased 17.8% to $147.1 million from $124.9 million in 2020. The increase is primarily attributable to higher conference-related expenses, investment banking transaction expenses, professional fees, and travel and entertainment expenses, partially offset by lower settlement costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2021, income before income taxes for the Institutional Group segment increased 71.8% to $558.9 million from $325.3 million in 2020. Profit margins (income before income taxes as a percentage of net revenues) increased to 26.0% for the year ended December 31, 2021, from 20.5% in 2020 as a result of strong revenue growth and our continued expense discipline.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net revenues	$29,556	$(14,188)	$(21,912)	308.3%	35.3%
Non-interest expenses:
Compensation and benefits	288,050	198,399	198,041	45.2	0.2
Other operating expenses	178,093	194,222	180,056	(8.3)	7.9
Total non-interest expenses	466,143	392,621	378,097	18.7	3.8
Loss before income taxes	$(436,587)	$(406,809)	$(400,009)	7.3%	1.7%

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

The following shows the expenses that are part of the other segment related to acquisitions.

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Non-interest expenses:
Compensation and benefits	$39,114	$26,092	$30,259	49.9%	(13.8)%
Other operating expenses	27,933	39,069	30,054	(28.5)	30.0
Total non-interest expenses	$67,047	$65,161	$60,313	2.9%	8.0%

For the year ended December 31, 2022, compensation and benefits expense increased 49.9% to $39.1 million from $26.1 million in 2021. The increase is primarily attributable to higher deferred compensation costs over the comparable period in 2021.

For the year ended December 31, 2022, other operating expenses decreased 28.5% to $27.9 million from $39.1 million in 2021.

The expenses not associated with the activities described above in the other segment are as follows:

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Non-interest expenses:
Compensation and benefits	$248,936	$172,307	$167,782	44.5%	2.7%
Other operating expenses	150,160	155,153	150,002	(3.2)	3.4
Total non-interest expenses	$399,096	$327,460	$317,784	21.9%	3.0%

For the year ended December 31, 2022, compensation and benefits expense increased 44.5% to $248.9 million from $172.3 million in 2021. The increase is primarily attributable to higher deferred compensation costs over the comparable period in 2021.

For the year ended December 31, 2022, other operating expenses decreased 3.2% to $150.2 million from $155.2 million in 2021.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $37.2 billion at December 31, 2022, were up 9.2% over December 31, 2021. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2022, our liabilities were comprised primarily of deposits of $27.1 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.3 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $770.3 million at our broker-dealer subsidiaries, and accrued employee compensation of $677.4 million. To meet our obligations to clients and operating needs, we had $11.3 billion of cash or assets readily convertible into cash at December 31, 2022.

Cash Flow

Cash and cash equivalents increased $236.7 million to $2.2 billion at December 31, 2022, from $2.0 billion at December 31, 2021. Operating activities provided cash of $1.2 billion primarily due to net income recognized in 2022 adjusted for non-cash activities. Investing activities used cash of $4.3 billion due to the growth of the loan portfolio, investment securities purchases, fixed asset purchases, and cash used to fund acquisitions, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $3.2 billion primarily due to an increase in bank deposits, partially offset by dividends paid on our common and preferred stock, repurchases of our common stock, and tax payments related to shares withheld for stock-based compensation.

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

As of December 31, 2022, we had $37.2 billion in assets, $11.3 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$2,199,985	$1,963,326
Receivables from brokers, dealers, and clearing organizations	418,091	574,256
Securities purchased under agreements to resell	348,162	579,866
Financial instruments owned at fair value	659,685	1,065,216
Available-for-sale securities at fair value	1,636,041	2,113,893
Held-to-maturity securities at amortized cost	5,990,451	5,348,558
Investments	38,278	34,340
Total cash and assets readily convertible to cash	$11,290,693	$11,679,455

As of December 31, 2022 and 2021, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2022		December 31, 2021
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$129,045	$—	$132,158	$—
Financial instruments owned at fair value	212,011	212,011	385,528	385,528
Investment portfolio (AFS & HTM)	—	2,090,583	—	1,849,152
	$341,056	$2,302,594	$517,686	$2,234,680

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2022, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2022, the maximum number of shares that may yet be purchased under this plan was 9.0 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At December 31, 2022, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2022, available cash and highly liquid investments comprised approximately 16% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.2 billion of cash and cash equivalents at December 31, 2022, compared to $2.0 billion at December 31, 2021. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.6 billion in available-for-sale investment securities at December 31, 2022, compared to $2.1 billion at December 31, 2021. As of December 31, 2022, the weighted-average life of the investment securities portfolio was approximately 1.4 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $25.3 billion and $21.7 billion at December 31, 2022 and 2021, respectively, which includes $8.7 billion and $0.4 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2022 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at December 31, 2022, totaled $880.0 billion with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $120.0 million during the year ended December 31, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the year ended December 31, 2022, on these advances was 1.72%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2022, there were no Federal Home Loan advances.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026, and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of December 31, 2022.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At December 31, 2022, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.8 billion at December 31, 2022, and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2022, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Federal Reserve’s discount window at December 31, 2022. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $25.3 billion at December 31, 2022. At December 31, 2022, there was $27.5 billion in client money market and FDIC-insured product balances.

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

On December 22, 2022, the Company announced it signed a definitive agreement to acquire Torreya Partners LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry.

The Company’s Board of Directors approved a 20% increase in the quarterly dividend to $0.36 per common share starting in the first quarter of 2023.

During the year ended December 31, 2022, we repurchased $105.8 million, or 1.8 million shares, at an average price of $60.24 per share.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations, and other contractual arrangements. See Notes 13 and 20 of the Notes to the Consolidated Financial Statements for information regarding our certificates of deposit and lease obligations, respectively. We have entered into investment commitments, lending commitments, and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 24 of the Notes to Consolidated Financial Statements for further information.

The following table summarizes the activity related to our company’s note receivable from January 1, 2021 to December 31, 2022 (in thousands):

	2022	2021
Beginning balance – January 1	$653,955	$596,993
Notes issued – organic growth	132,653	145,700
Notes issued – acquisitions (1)	—	35,000
Amortization	(132,012)	(114,690)
Other	(484)	(9,048)
Ending balance – December 31	$654,112	$653,955

(1)
Notes issued in conjunction with the acquisition of Vining Sparks in 2021.

We have paid $132.7 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2022. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2023, 2024, 2025, 2026, 2027, and thereafter, is $153.9 million, $112.8 million, $91.8 million, $82.8 million, $64.0 million, and $148.8 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At December 31, 2022, the total number of restricted stock units, Performance-based Restricted Stock Units (“PRSUs”), and restricted stock awards outstanding was 17.4 million, of which 14.8 million were unvested. At December 31, 2022, there was approximately $672.5 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the years ended December 31, 2023, 2024, 2025, 2026, 2027, and thereafter, is $202.9 million, $173.5 million, $135.3 million, $94.1 million, $32.9 million, and $33.8 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2022, Stifel had net capital of $538.6 million, which was 48.1% of aggregate debit items and $516.3 million in excess of its minimum required net capital. At December 31, 2022, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2022, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2022, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At December 31, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2022, of $10.0 million and anticipate cumulative future cash savings of $88.7 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of October 1, 2022, with no impairment charges resulting from the annual impairment tests.

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

Dilution

As of December 31, 2022, there were 17,354,801 outstanding restricted stock units, PRSUs, and restricted stock awards. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to five years. Of the outstanding restricted stock units, PRSUs, and restricted stock awards, 2,509,601 shares are currently vested and 14,845,200 are unvested. Assuming vesting requirements are met, the Company anticipates that 3,857,625 shares under these awards will be distributed in 2023, 3,751,113 will vest in 2024, 2,315,430 will vest in 2025, and the balance of 4,921,032 will be distributed thereafter.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2022, and the daily VaR at December 31, 2022 and 2021 (in thousands):

	December 31, 2022			VaR Calculation at December 31,
	High	Low	Daily Average	2022	2021
Daily VaR	$13,709	$4,448	$7,700	$6,293	$6,044

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

The following table illustrates the estimated change in net interest income at December 31, 2022, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	12.8%
+100	6.4
0	—
-100	(1.3)
-200	(10.1)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2022 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$13,099,813	$433,027	$3,432,622	$3,999,141
Securities	6,198,474	54,918	725,069	926,800
Interest-bearing cash	551,846	—	—	—
	$19,850,133	$487,945	$4,157,691	$4,925,941
Interest-bearing liabilities:
Transaction accounts and savings	$26,828,938	$—	$—	$—
Certificates of deposit	6,884	14	5	—
	$26,835,822	$14	$5	$—
GAP	(6,985,689)	487,931	4,157,686	4,925,941
Cumulative GAP	$(6,985,689)	$(6,497,758)	$(2,340,072)	$2,585,869

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion and the fair value of the collateral that had been sold or repledged was $212.0 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

Description of the Matter

The Company’s loans held for investment portfolio totaled $20.6 billion as of December 31, 2022 and the associated allowance for credit losses (ACL) was $147.8 million, which includes the allowance for loan losses of $111.6 million and the reserve for unfunded lending commitments of $36.2 million. The loans held for investment portfolio and associated ACL is comprised of commercial loans (as defined as commercial and industrial, commercial real estate, fund banking, and construction and land) and consumer loans (as defined as residential real estate, securities-based loans, home equity lines of credit and other). As discussed above and in Notes 2 and 8 to the consolidated financial statements, the ACL is calculated using: quantitative methods that rely on a variety of factors such as historical loss experience derived from proxy data, the current credit quality of the portfolio and incorporating forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the asset and qualitative reserves for factors that are not adequately reflected in the quantitative models. Management considers various factors, as well as uncertainty inherent in the quantitative models, when assessing its qualitative reserves, including, but not limited to: model imprecision, imprecision in the macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts.

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

Stamford, Connecticut

February 17, 2023

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Cash and cash equivalents	$2,199,985	$1,963,326
Cash segregated for regulatory purposes	29,017	186,331
Receivables:
Brokerage clients, net	924,385	1,152,877
Brokers, dealers, and clearing organizations	418,091	574,256
Securities purchased under agreements to resell	348,162	579,866
Financial instruments owned, at fair value	731,752	1,157,004
Available-for-sale securities, at fair value	1,636,041	2,113,893
Held-to-maturity securities, at amortized cost	5,990,451	5,348,558
Loans:
Held for investment, net	20,465,092	16,627,847
Held for sale, at lower of cost or market	156,912	207,715
Investments, at fair value	99,376	117,804
Fixed assets, net	200,043	168,206
Operating lease right-of-use assets, net	775,949	750,734
Goodwill	1,326,548	1,306,892
Intangible assets, net	130,589	148,157
Loans and advances to financial advisors and other employees, net	654,112	653,955
Deferred tax assets, net	159,207	111,283
Other assets	950,412	881,011
Total assets	$37,196,124	$34,049,715
Liabilities
Payables:
Brokerage clients	$770,336	$971,924
Brokers, dealers, and clearing organizations	94,954	257,729
Drafts	102,212	122,617
Securities sold under agreements to repurchase	212,011	385,528
Bank deposits	27,117,111	23,280,348
Financial instruments sold, but not yet purchased, at fair value	454,817	756,150
Accrued compensation	677,376	932,804
Accounts payable and accrued expenses	1,264,282	1,134,178
Senior notes, net	1,114,554	1,113,478
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	31,867,653	29,014,756
Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock − $0.15 par value; authorized 194,000,000 shares; issued 111,662,034 and 111,661,763 shares, respectively	16,749	16,749
Additional paid-in-capital	1,928,069	1,922,382
Retained earnings	3,169,095	2,757,208
Accumulated other comprehensive income/(loss)	(117,960)	4,718
Treasury stock, at cost, 6,314,033 and 7,162,850 shares, respectively	(352,482)	(351,098)
Total equity	5,328,471	5,034,959
Total liabilities and equity	$37,196,124	$34,049,715

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenues:
Commissions	$710,589	$809,500	$760,627
Principal transactions	529,033	581,164	588,303
Investment banking	971,485	1,565,381	952,308
Asset management	1,262,919	1,206,516	917,424
Interest	1,099,115	548,400	523,832
Other income	19,685	72,125	75,345
Total revenues	4,592,826	4,783,086	3,817,839
Interest expense	201,387	45,998	65,778
Net revenues	4,391,439	4,737,088	3,752,061
Non-interest expenses:
Compensation and benefits	2,586,232	2,820,301	2,279,335
Occupancy and equipment rental	313,247	290,243	274,664
Communications and office supplies	175,135	165,490	164,736
Commissions and floor brokerage	57,752	59,681	55,960
Provision for credit losses	33,506	(11,502)	33,925
Other operating expenses	340,451	345,794	292,281
Total non-interest expenses	3,506,323	3,670,007	3,100,901
Income before income tax expense	885,116	1,067,081	651,160
Provision for income taxes	222,961	242,223	147,688
Net income	662,155	824,858	503,472
Preferred dividends	37,281	35,587	27,261
Net income available to common shareholders	$624,874	$789,271	$476,211

Earnings per common share:
Basic	$5.74	$7.34	$4.49
Diluted	$5.32	$6.66	$4.16

Cash dividends declared per common share	$1.20	$0.60	$0.45

Weighted-average number of common shares outstanding:
Basic	108,848	107,536	106,174
Diluted	117,540	118,530	114,573

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$662,155	$824,858	$503,472
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2)	(177,731)	(19,385)	33,133
Changes in unrealized losses on cash flow hedging instruments, net of tax	—	—	(651)
Foreign currency translation adjustment, net of tax (3)	55,053	(3,536)	6,862
Total other comprehensive income/(loss), net of tax	(122,678)	(22,921)	39,344
Comprehensive income	$539,477	$801,937	$542,816

(1)
Net of a tax benefit of $41.3 million, tax benefit of $6.7 million, and tax expense of $11.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)
There were no reclassifications to earnings for the years ended December 31, 2022, 2021, and 2020.
(3)
During the year ended December 31, 2022, we closed our derivative instruments used to hedge the foreign exchange risk related to our equity investment in non-U.S. Dollar functional currency foreign subsidiaries, primarily the British Pound and Euro. The cumulative gain recognized on these hedges was $98.3 million (net of $23.3 million in taxes). We expect minimal, if any, of these gains to be reclassified from other comprehensive income into earnings over the next 12 months.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$685,000	$535,000	$310,000
Issuance of preferred stock	—	300,000	225,000
Redemption of preferred stock	—	(150,000)	—
Balance, end of year	685,000	685,000	535,000
Common stock, par value $0.15 per share:
Balance, beginning of year	16,749	16,749	16,749
Issuance of common stock	—	—	—
Balance, end of year	16,749	16,749	16,749
Additional paid-in-capital:
Balance, beginning of year	1,922,382	1,888,982	1,903,703
Unit amortization, net of forfeitures	150,408	127,458	118,229
Distributions under employee plans	(144,658)	(120,158)	(126,514)
Issuance of preferred stock	—	(9,112)	(7,005)
Common stock issued for acquisitions	—	35,186	—
Dividends declared to equity-award holders	—	—	350
Other	(63)	26	219
Balance, end of year	1,928,069	1,922,382	1,888,982
Retained earnings:
Balance, beginning of year	2,757,208	2,078,135	1,715,704
Net income	662,155	824,858	503,472
Dividends declared:
Common	(148,694)	(74,437)	(56,967)
Preferred	(37,281)	(35,587)	(27,261)
Distributions under employee plans	(65,415)	(35,233)	(49,427)
Cumulative adjustments for accounting changes (1)	—	—	(7,772)
Other	1,122	(528)	386
Balance, end of year	3,169,095	2,757,208	2,078,135
Accumulated other comprehensive income/(loss):
Balance, beginning of year	4,718	27,639	(11,705)
Unrealized gains/(losses) on securities, net of tax	(177,731)	(19,385)	33,133
Unrealized losses on cash flow hedging activities, net of tax	—	—	(651)
Foreign currency translation adjustment, net of tax	55,053	(3,536)	6,862
Balance, end of year	(117,960)	4,718	27,639
Treasury stock, at cost:
Balance, beginning of year	(351,098)	(307,739)	(319,660)
Distributions under employee plans	104,447	74,568	70,182
Common stock issued for acquisitions	—	54,814	—
Common stock repurchased	(105,831)	(172,741)	(58,261)
Balance, end of year	(352,482)	(351,098)	(307,739)
Total Stifel Financial Corp. Shareholders’ Equity	5,328,471	5,034,959	4,238,766
Non-controlling interests:
Balance, beginning of year	—	—	54,999
Deconsolidation of non-controlling interest	—	—	(54,999)
Balance, end of year	—	—	—
Total Shareholders’ Equity	$5,328,471	$5,034,959	$4,238,766

(1) Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$662,155	$824,858	$503,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,615	45,574	40,863
Amortization of loans and advances to financial advisors and other employees	132,012	114,690	103,983
Amortization of premium on investment portfolio	12,156	17,042	20,739
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	33,506	(11,502)	33,925
Amortization of intangible assets	19,595	18,188	19,620
Deferred income taxes	12,693	32,104	(39,071)
Stock-based compensation	135,505	119,384	108,217
Unrealized losses on investments	11,892	2,999	18,908
Other, net	8,852	26,222	(10,326)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	228,492	(214,033)	415,286
Brokers, dealers, and clearing organizations	156,165	(8,496)	78,298
Securities purchased under agreements to resell	231,704	(266,801)	167,078
Financial instruments owned, including those pledged	425,252	(271,475)	278,904
Loans originated as held for sale	(576,153)	(1,997,561)	(3,019,290)
Proceeds from mortgages held for sale	593,086	2,313,934	2,894,742
Loans and advances to financial advisors and other employees	(132,384)	(172,553)	(179,995)
Other assets	(66,020)	(96,700)	(117,471)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(201,588)	(92,015)	323,493
Brokers, dealers, and clearing organizations	(81,661)	6,535	(71,144)
Drafts	(20,405)	4,880	(2,021)
Financial instruments sold, but not yet purchased	(301,333)	229,708	(224,874)
Other liabilities and accrued expenses	(176,721)	247,112	318,480
Net cash provided by operating activities	$1,157,415	$872,094	$1,661,816

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$330,049	$562,352	$896,746
Calls and principal paydowns of held-to-maturity securities	114,741	1,751,313	159,964
Sale of fixed assets	—	148,375	—
Sale or maturity of investments	20,753	19,606	2,139
Disposition of business	—	—	37,000
Increase in loans held for investment, net	(3,822,654)	(5,609,314)	(1,441,303)
Payments for:
Purchase of available-for-sale securities	(103,339)	(813,657)	(864,200)
Purchase of held-to-maturity securities	(754,306)	(2,668,221)	(384,700)
Purchase of investments	(15,551)	(23,309)	(21,317)
Purchase of fixed assets	(82,327)	(188,176)	(73,364)
Acquisitions, net of cash received	(11,903)	(144,471)	(280)
Net cash used in investing activities	(4,324,537)	(6,965,502)	(1,689,315)
Cash Flows From Financing Activities:
Increase/(decrease) in securities sold under agreements to repurchase	(173,517)	135,588	(200,679)
Increase in bank deposits, net	3,836,763	5,883,851	2,063,916
Increase/(decrease) in securities loaned	(81,114)	4,095	(463,210)
Tax payments related to shares withheld for stock-based compensation plans	(102,546)	(78,565)	(75,838)
Repurchase of common stock	(105,831)	(172,741)	(58,261)
Cash dividends on preferred stock	(37,281)	(35,587)	(27,261)
Cash dividends paid to common stock and equity-award holders	(133,747)	(66,336)	(46,497)
Payment of contingent consideration	(11,313)	(16,798)	(28,221)
Other financing, net	—	140,888	34,924
Net cash provided by financing activities	3,191,414	5,794,395	1,198,873
Effect of exchange rate changes on cash	55,053	(3,536)	6,862
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	79,345	(302,549)	1,178,236
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	2,149,657	2,452,206	1,273,970
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$2,229,002	$2,149,657	$2,452,206

Cash and cash equivalents	$2,199,985	$1,963,326	$2,279,274
Cash segregated for regulatory purposes	29,017	186,331	172,932
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,229,002	$2,149,657	$2,452,206

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$217,133	$288,950	$160,007
Cash paid for interest	$220,851	$62,510	$84,821
Noncash investing and financing activities:
Unit grants, net of forfeitures	$194,741	$156,535	$125,033
Issuance of common stock for acquisitions	$—	$90,000	$—

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2022.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. The Company performed impairment testing on October 1, 2022, with no impairment charges resulting from the annual impairment tests.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees, management primarily considers our historical collection experience as well as other factors, including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. The aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $19.8 million and $19.6 million at December 31, 2022 and 2021, respectively.

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

Advisory expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue has not been recognized. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred.

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

Interest revenue. We recognize interest revenue in the period earned based upon average or daily asset balances, contractual cash flows, and interest rates. Interest revenue represents interest earned on bank loans, investment securities, margin loans, trading inventory, cash and cash equivalents, securities borrowed transactions, and resale agreements.

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

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives, and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. At December 31, 2022, the right-of-use assets are included in operating lease right-of-use assets, net with the corresponding lease liabilities included in accounts payable and accrued expenses in the consolidated statements of financial condition. See Note 20 for information about operating leases.

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

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. Revenues and expenses are translated at an average rate for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income, a separate component of Stifel Financial Corp. shareholders’ equity, net of hedging activity. Gains or losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations.

Recently Issued Accounting Guidance

Financial Instruments – Credit Losses

In March 2022, the Financial Accounting Standards Board (FASB) issued Account Standards Update (ASU) 2022-02, “Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures,” which eliminates the accounting guidance for TDRs, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The accounting update is effective for interim and annual periods beginning after December 15, 2022 (January 1, 2023, for our company), and early adoption is permitted. The adoption of the accounting update is not expected to have a material impact on our consolidated financial statements.

Fair Value Measurement

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (ASU 2022-03), an update to ASC Topic 820 – Fair Value Measurement. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require new disclosures related to equity securities subject to contractual sale restrictions, including the fair value of such equity securities, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions.

The amendments are effective for annual reporting periods beginning after December 15, 2023 (January 1, 2024, for our company), and for the interim periods within those annual reporting periods. Early adoption is permitted, including in an interim period. We are currently evaluating the impact that the accounting update will have on our consolidated financial statements.

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

Financial Instruments – Credit Losses

On January 1, 2020, we adopted ASU 2016-13 that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Upon adoption of the standard on January 1, 2020, we recorded an increase to the allowance for credit losses. The allowance for credit losses includes both the allowance for loan losses and the reserve for unfunded lending commitments and represents management’s estimate of the expected credit losses in our company’s loan portfolio. The increase in the allowance is driven by the fact that the allowance under the CECL model covers expected credit losses over the full expected life of the loan portfolios and also takes into account forecasts of expected future economic conditions. The cumulative effect of adopting this standard was a decrease to retained earnings of $7.8 million (net of tax).

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

NOTE 3 – Acquisitions

ACXIT Capital Partners

On July 1, 2022, the Company acquired ACXIT Capital Partners, a leading independent corporate finance and financial advisory firm serving European middle-market clients and entrepreneurs. Consideration for this acquisition consisted primarily of cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $17.3 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships with an acquisition-date fair value of $5.0 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the ACXIT Capital Partners business. Goodwill will not be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of ACXIT Capital Partners over a one-year period. The liability for earn-out payments was $5.2 million at December 31, 2022. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of ACXIT Capital Partners have been included in our results prospectively from the date of acquisition.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $127.0 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships and trade name with an acquisition-date fair value of $25.4 million.

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

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of B&F over a five-year period. The liability for earn-out payments was $5.2 million and $10.5 million at December 31, 2022 and 2021, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Mooreland Partners

On July 1, 2019, the Company completed the acquisition of Mooreland Partners (“Mooreland”), an independent M&A and private capital advisory firm serving the global technology industry. The acquisition was funded with cash from operations.

We recognized a liability for estimated earn-out payments. These payments will be based on the performance of Mooreland over a three-year period. The liability for earn-out payments was $5.5 million and $18.5 million at December 31, 2022 and 2021, respectively. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statements of financial condition. During the year ended December 31, 2021, we recorded approximately $13.5 million of additional earn-out expense as

Mooreland performed better than our original projections. The additional earn-out expense was recorded in other operating expenses in the consolidated statements of operations.

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2022 and 2021, included (in thousands):

	December 31,
	2022	2021
Deposits paid for securities borrowed	$219,052	$260,586
Receivables from clearing organizations	186,800	278,482
Securities failed to deliver	12,239	35,188
	$418,091	$574,256

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2022 and 2021, included (in thousands):

	December 31,
	2022	2021
Deposits received from securities loaned	$68,105	$149,219
Payable to clearing organizations	14,464	44,340
Securities failed to receive	12,385	64,170
	$94,954	$257,729

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

We have identified Level 3 financial instruments to include certain asset-backed securities and syndicated loans, included in other in the table below, and equity securities with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2022		December 31, 2021
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$18,817	$9,853	$13,372	$12,721
Mutual funds	4,728	—	7,310	—
Money market funds	1,650	—	3,004	—
Private equity funds	417	1,181	2,376	1,203
Total	$25,612	$11,034	$26,062	$13,924

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, fixed income securities, state and municipal securities, and sovereign debt securities.

Derivatives

Derivatives are valued using quoted market prices for identical instruments when available or observable inputs from forward and futures yield curves. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. We have classified our derivatives as Level 2. The counterparties to most of our company’s derivative transactions represent regulated banks, bank holding companies, and derivative clearing houses. Management has determined that the counterparty credit risk associated with its derivative transactions is not significant. Accordingly, the recorded fair values for these transactions have not been adjusted to reflect counterparty credit risk.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, are presented below (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$38,956	$38,956	$—	$—
U.S. government agency securities	73,608	—	73,608	—
Agency mortgage-backed securities	172,642	—	172,642	—
Asset-backed securities	8,270	—	6,091	2,179
Corporate securities:
Fixed income securities	202,169	689	201,480	—
Equity securities	38,129	37,383	746	—
State and municipal securities	126,237	—	126,237	—
Other (1)	71,741	—	1,853	69,888
Total financial instruments owned	731,752	77,028	582,657	72,067
Available-for-sale securities:
U.S. government agency securities	2,148	—	2,148	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	791,022	—	791,022	—
Commercial	66,113	—	66,113	—
Non-agency	388	—	388	—
Corporate fixed income securities	566,294	—	566,294	—
Asset-backed securities	207,725	—	207,725	—
Total available-for-sale securities	1,636,041	—	1,636,041	—
Investments:
Corporate equity securities	23,597	9,928	1,791	11,878
Auction rate securities	14,681	—	—	14,681
Other	37,136	117	45	36,974
Investments in funds and partnerships measured at NAV	23,962
Total investments	99,376	10,045	1,836	63,533
Cash equivalents measured at NAV	1,650
Derivative contracts (2)	142,042	—	142,042	—
	$2,610,861	$87,073	$2,362,576	$135,600
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$254,265	$254,265	$—	$—
U.S. government agency securities	3,971	—	3,971	—
Agency mortgage-backed securities	44,793	—	44,793	—
Corporate securities:
Fixed income securities	134,381	88	134,293	—
Equity securities	11,590	11,590	—	—
Other (3)	5,817	—	36	5,781
Total financial instruments sold, but not yet purchased	454,817	265,943	183,093	5,781
Derivative contracts (4)	142,028	—	142,028	—
	$596,845	$265,943	$325,121	$5,781
(3)
Includes syndicated loans and state and municipal securities.
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
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2021	$64,706	$225	$26,857	$5,754	$13,032	$35,837
Unrealized gains	4,789	—	550	6,124	1,649	1,183
Realized gains	4,287	1,621	2,653	—	—	992
Purchases	4,820	—	227,548	—	—	—
Sales	—	(1,846)	(177,895)	—	—	(999)
Redemptions	(76,423)	—	(9,825)	—	—	(39)
Net change	(62,527)	(225)	43,031	6,124	1,649	1,137
Balance at December 31, 2022	$2,179	$—	$69,888	$11,878	$14,681	$36,974

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2020	$9	$—	$11,275	$—	$12,933	$42,113
Unrealized gains/(losses)	(3,002)	—	(68)	(1,000)	124	654
Realized gains	9,485	—	—	—	—	—
Purchases	68,104	—	23,600	3,000	—	—
Sales	—	—	(7,725)	(2,000)	—	—
Redemptions	(16,750)	—	—	—	(25)	—
Transfers into Level 3	6,930	225	—	5,754	—	—
Transfers out of Level 3	(70)	—	(225)	—	—	(6,930)
Net change	64,697	225	15,582	5,754	99	(6,276)
Balance at December 31, 2021	$64,706	$225	$26,857	$5,754	$13,032	$35,837

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the years ended December 31, 2022 and 2021, relating to Level 3 assets still held at December 31, 2022, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2022 and 2021, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,199,985	$2,199,985	$1,963,326	$1,963,326
Cash segregated for regulatory purposes	29,017	29,017	186,331	186,331
Securities purchased under agreements to resell	348,162	348,162	579,866	579,866
Financial instruments owned	731,752	731,752	1,157,004	1,157,004
Available-for-sale securities	1,636,041	1,636,041	2,113,893	2,113,893
Held-to-maturity securities	5,990,451	5,738,418	5,348,558	5,343,481
Bank loans	20,465,092	19,752,043	16,627,847	16,704,912
Loans held for sale	156,912	156,912	207,715	207,715
Investments	99,376	99,376	117,804	117,804
Derivative contracts (1)	142,042	142,042	52,129	52,129
Financial liabilities:
Securities sold under agreements to repurchase	$212,011	$212,011	$385,528	$385,528
Bank deposits	27,117,111	24,274,224	23,280,348	22,998,842
Financial instruments sold, but not yet purchased	454,817	454,817	756,150	756,150
Senior notes	1,114,554	1,016,755	1,113,478	1,218,344
Debentures to Stifel Financial Capital Trusts	60,000	53,385	60,000	46,340
Derivative contracts (2)	142,028	142,028	52,147	52,147
(1)
Included in other assets in the consolidated statements of financial condition.
(2)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,198,335	$2,198,335	$—	$—
Cash segregated for regulatory purposes	29,017	29,017	—	—
Securities purchased under agreements to resell	348,162	218,515	129,647	—
Held-to-maturity securities	5,738,418	—	5,624,042	114,376
Bank loans	19,752,043	—	19,752,043	—
Loans held for sale	156,912	—	156,912	—
Financial liabilities:
Securities sold under agreements to repurchase	$212,011	$—	$212,011	$—
Bank deposits	24,274,224	—	24,274,224	—
Senior notes	1,016,755	1,016,755	—	—
Debentures to Stifel Financial Capital Trusts	53,385	—	—	53,385

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,960,322	$1,960,322	$—	$—
Cash segregated for regulatory purposes	186,331	186,331	—	—
Securities purchased under agreements to resell	579,866	371,797	208,069	—
Held-to-maturity securities	5,343,481	—	5,205,085	138,396
Bank loans	16,704,912	—	16,704,912	—
Loans held for sale	207,715	—	207,715	—
Financial liabilities:
Securities sold under agreements to repurchase	$385,528	$10,000	$375,528	$—
Bank deposits	22,998,842	—	22,998,842	—
Senior notes	1,218,344	1,218,344	—	—
Debentures to Stifel Financial Capital Trusts	46,340	—	—	46,340
The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2022 and 2021.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2022 and 2021 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2022 and 2021 approximate fair value due to the short-term nature.

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
NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2022 and 2021, are as follows (in thousands):

	December 31,
	2022	2021
Financial instruments owned:
U.S. government securities	$38,956	$10,774
U.S. government agency securities	73,608	143,793
Agency mortgage-backed securities	172,642	335,050
Asset-backed securities	8,270	132,087
Corporate securities:
Fixed income securities	202,169	255,999
Equity securities	38,129	75,056
State and municipal securities	126,237	162,335
Other (1)	71,741	41,910
	$731,752	$1,157,004
Financial instruments sold, but not yet purchased:
U.S. government securities	$254,265	$377,023
U.S. government agency securities	3,971	37,395
Agency mortgage-backed securities	44,793	156,628
Corporate securities:
Fixed income securities	134,381	153,852
Equity securities	11,590	28,482
Other (2)	5,817	2,770
	$454,817	$756,150
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Includes syndicated loans, state and municipal securities, and sovereign debt.

At December 31, 2022 and 2021, financial instruments owned in the amount of $218.9 million and $394.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,345	$6	$(203)	$2,148
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	921,676	—	(130,654)	791,022
Commercial	71,462	—	(5,349)	66,113
Non-agency	442	—	(54)	388
Corporate fixed income securities	643,379	18	(77,103)	566,294
Asset-backed securities	221,565	126	(13,966)	207,725
	$1,863,219	$151	$(227,329)	$1,636,041
Held-to-maturity securities (2)
Asset-backed securities	$5,990,451	$3,213	$(255,246)	$5,738,418

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$1,800	$8	$—	$1,808
State and municipal securities	2,372	27	—	2,399
Mortgage-backed securities:
Agency	954,021	7,181	(9,016)	952,186
Commercial	72,765	1,220	—	73,985
Non-agency	564	4	—	568
Corporate fixed income securities	783,289	14,385	(5,781)	791,893
Asset-backed securities	289,702	3,581	(2,229)	291,054
	$2,104,513	$26,406	$(17,026)	$2,113,893
Held-to-maturity securities (2)
Asset-backed securities	5,348,558	7,659	(12,736)	5,343,481

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 2 – Summary of Significant Accounting Policies. At December 31, 2022, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at December 31, 2022 and 2021, was $82.3 million and $29.1 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

For the year ended December 31, 2022, we received proceeds of $80.0 million from the sale of available-for-sale securities, which resulted in a realized gain of $0.1 million. There were no sales of available-for-sale securities during the year ended December 31, 2021. For the year ended December 31, 2020, we received proceeds of $491.9 million from the sale of available-for-sale securities, which resulted in a realized loss of $0.5 million.

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

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$16,047	$15,877	$36,671	$36,899
After one year through three years	185,012	178,776	217,606	222,942
After three years through five years	123,696	108,707	192,271	196,380
After five years through ten years	442,055	380,362	455,429	455,848
After ten years	1,096,409	952,319	1,202,536	1,201,824
	$1,863,219	$1,636,041	$2,104,513	$2,113,893
Held-to-maturity securities
After three years through five years	—	—	2,825	2,825
After five years through ten years	2,413,239	2,323,608	2,282,162	2,278,597
After ten years	3,577,212	3,414,810	3,063,571	3,062,059
	$5,990,451	$5,738,418	$5,348,558	$5,343,481

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2022, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,148	$—	$—	$2,148
State and municipal securities	—	2,351	—	—	2,351
Mortgage-backed securities:
Agency	12	71	48,218	742,721	791,022
Commercial	—	—	—	66,113	66,113
Non-agency	—	—	388	—	388
Corporate fixed income securities	15,865	282,913	267,516	—	566,294
Asset-backed securities	—	—	64,240	143,485	207,725
	$15,877	$287,483	$380,362	$952,319	$1,636,041
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,413,239	$3,577,212	$5,990,451

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2022 and 2021, securities of $796.2 million and $639.6 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2022 and 2021, securities of $1.3 billion and $1.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(203)	$1,719	$(203)	$1,719
Mortgage-backed securities:
Agency	(25,920)	299,359	(104,734)	491,663	(130,654)	791,022
Commercial	(4,009)	45,532	(1,340)	20,581	(5,349)	66,113
Non-agency	(54)	388	—	—	(54)	388
Corporate fixed income securities	(12,438)	278,296	(64,665)	285,486	(77,103)	563,782
Asset-backed securities	(1,886)	92,655	(12,080)	104,084	(13,966)	196,739
	$(44,307)	$716,230	$(183,022)	$903,533	$(227,329)	$1,619,763

At December 31, 2022, the amortized cost of 278 securities classified as available for sale exceeded their fair value by $227.3 million, of which $183.0 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2022, was $1.6 billion, which was 99.0% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at December 31, 2022 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,222,874	$4,760,533	$5,000	$2,044	$5,990,451

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2022 and 2021 (in thousands, except percentages):

	December 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Residential real estate	$7,371,671	35.8%	$5,482,026	32.7%
Commercial and industrial	4,897,176	23.8	4,208,950	25.2
Fund banking	4,182,641	20.3	3,136,803	18.7
Securities-based loans	2,724,551	13.2	2,880,158	17.2
Commercial real estate	675,599	3.3	409,847	2.4
Construction and land	593,191	2.9	511,084	3.1
Home equity lines of credit	107,136	0.5	82,508	0.5
Other	50,593	0.2	32,111	0.2
Gross bank loans	20,602,558	100.0%	16,743,487	100.0%
Unamortized loan discount, net	—		(150)
Loans in process	(3,526)		(10,134)
Unamortized loan fees, net	(22,287)		(6,012)
Allowance for loan losses	(111,653)		(99,344)
Loans held for investment, net	$20,465,092		$16,627,847

At December 31, 2022 and 2021, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $86.4 million and $27.2 million, respectively.

At December 31, 2022 and 2021, we had loans held for sale of $156.9 million and $207.7 million, respectively. For the year ended December 31, 2022, we recognized a loss of $7.8 million, included in other income in the consolidated statements of operations, from the sale of originated loans, net of fees and costs. For the years ended December 31, 2021, and 2020, we recognized gains, included in other income in the consolidated statements of operations, of $29.8 million and $41.2 million, respectively, from the sale of originated loans, net of fees and costs.

During the year ended December 31, 2021, we sold $208.0 million in unpaid principal balance of loans. Based upon the terms of the sale, we recognized a $2.5 million gain, which is reflected in other income on the consolidated statements of operations.

At December 31, 2022 and 2021, loans, primarily consisting of residential and commercial real estate loans of $7.0 billion and $4.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at December 31, 2022 and 2021, was $65.7 million and $27.4 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31, 2022
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$44,661	$13,662	$(4,550)	$370	$54,143
Residential real estate	28,560	(8,119)	—	—	20,441
Commercial real estate	3,934	8,963	—	—	12,897
Fund banking	8,868	2,843	—	—	11,711
Construction and land	8,536	32	—	—	8,568
Securities-based loans	4,006	(813)	(36)	—	3,157
Home equity lines of credit	511	(147)	—	—	364
Other	268	104	—	—	372
	$99,344	$16,525	$(4,586)	$370	$111,653

	Year Ended December 31, 2021
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$62,557	$(12,665)	$(5,232)	$1	$44,661
Residential real estate	16,300	12,260	—	—	28,560
Fund banking	4,665	4,203	—	—	8,868
Construction and land	17,275	(8,739)	—	—	8,536
Securities-based loans	2,015	1,991	—	—	4,006
Commercial real estate	8,580	(4,646)	—	—	3,934
Home equity lines of credit	374	137	—	—	511
Other	263	5	—	—	268
	$112,029	$(7,454)	$(5,232)	$1	$99,344

On January 1, 2020, we adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in our company’s relevant financial assets. During the year ended December, 31, 2021, we released $11.5 million of net credit loss reserves, including $7.5 million of the allowance for credit losses for funded loans and $4.0 million of the allowance for unfunded lending commitments, reflecting the improvement in our economic projections. During the year ended December 31, 2022, we recorded $33.5 million of net credit loss reserves, including $16.5 million of the reserve for credit losses for funded loans and $17.0 million of the reserve for unfunded lending commitments. For more information on our company’s credit loss accounting policies, including the allowance for credit losses, see Note 2 – Summary of Significant Accounting Policies. For more information on the reserve for unfunded lending commitments, see Note 24 – Off-Balance Sheet Credit Risk.

At December 31, 2022, we had $10.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2022, was $6.5 million. At December 31, 2021, we had $17.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2021, was $6.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2022 and 2021, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at December 31, 2022 and 2021, by portfolio segment (in thousands):

	December 31, 2022
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$2,445	$688	$3,133	$7,368,538	$7,371,671
Commercial and industrial	—	9,226	9,226	4,887,950	4,897,176
Fund banking	—	—	—	4,182,641	4,182,641
Securities-based loans	—	—	—	2,724,551	2,724,551
Commercial real estate	—	—	—	675,599	675,599
Construction and land	—	—	—	593,191	593,191
Home equity lines of credit	29	182	211	106,925	107,136
Other	36	6	42	50,551	50,593
Total	$2,510	$10,102	$12,612	$20,589,946	$20,602,558

	December 31, 2022 *
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$9,226	$—	$—	$9,226
Residential real estate	870	150	—	1,020
Other	6	—	—	6
Total	$10,102	$150	$—	$10,252

*There were no loans past due 90 days and still accruing interest at December 31, 2022.

	December 31, 2021
	30 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$6,194	$1,332	$7,526	$5,474,500	$5,482,026
Commercial and industrial	9,290	6,571	15,861	4,193,089	4,208,950
Fund banking	—	—	—	3,136,803	3,136,803
Securities-based loans	—	—	—	2,880,158	2,880,158
Construction and land	—	—	—	511,084	511,084
Commercial real estate	—	1	1	409,846	409,847
Home equity lines of credit	—	—	—	82,508	82,508
Other	44	—	44	32,067	32,111
Total	$15,528	$7,904	$23,432	$16,720,055	$16,743,487

	December 31, 2021 *
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$15,861	$—	$—	$15,861
Residential real estate	1,332	154	—	1,486
Commercial real estate	—	—	1	1
Total	$17,193	$154	$1	$17,348

*There were no loans past due 90 days and still accruing interest at December 31, 2021.

Credit quality indicators

As of December 31, 2022, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (nonaccrual status), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2022 and 2021, 97.5% and 98.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Fund banking. Fund banking loans primarily include capital call lines of credit, also known as subscription lines of credit. These credit facilities are used by closed-end private investment funds (“Fund”) that have raised capital commitments from limited partners to effectively manage the Fund’s cash and bridge timing between the Fund’s investments and capital calls. The lines of credit are collateralized by a pledge of the limited partner’s contractually callable capital and the general partner’s right to call such capital as permitted in the Fund’s partnership agreement.

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

Other. Other loans includes consumer and credit card lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,370,717	$266	$—	$688	$7,371,671
Commercial and industrial	4,743,290	87,761	56,899	9,226	4,897,176
Fund banking	4,182,641	—	—	—	4,182,641
Securities-based loans	2,724,548	—	—	3	2,724,551
Commercial real estate	655,599	20,000	—	—	675,599
Construction and land	593,191	—	—	—	593,191
Home equity lines of credit	106,954	—	—	182	107,136
Other	50,587	—	—	6	50,593
Total	$20,427,527	$108,027	$56,899	$10,105	$20,602,558

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$5,480,693	$—	$84	$1,249	$5,482,026
Commercial and industrial	4,056,632	38,000	107,747	6,571	4,208,950
Fund banking	3,136,803	—	—	—	3,136,803
Securities-based loans	2,880,158	—	—	—	2,880,158
Construction and land	476,844	14,240	20,000	—	511,084
Commercial real estate	407,298	2,548	—	1	409,847
Home equity lines of credit	82,479	29	—	—	82,508
Other	32,111	—	—	—	32,111
Total	$16,553,018	$54,817	$127,831	$7,821	$16,743,487

	Term Loans Amortized Cost Basis by Origination Year – December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$2,804,330	$2,478,052	$988,361	$441,509	$183,115	$475,350	$—	$7,370,717
Special Mention	266	—	—	—	—	—	—	266
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	688	—	688
	$2,804,596	$2,478,052	$988,361	$441,509	$183,115	$476,038	$—	$7,371,671
Commercial and industrial:
Pass	$1,466,275	$1,477,504	$328,453	$293,464	$328,414	$275,900	$573,280	$4,743,290
Special Mention	20	64,277	—	751	—	10,550	12,163	87,761
Substandard	—	10,739	—	4,366	33,244	—	8,550	56,899
Doubtful	—	—	451	—	8,775	—	—	9,226
	$1,466,295	$1,552,520	$328,904	$298,581	$370,433	$286,450	$593,993	$4,897,176
Fund banking:
Pass	$55,000	$—	$1,695	$—	$—	$—	$4,125,946	$4,182,641
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$55,000	$—	$1,695	$—	$—	$—	$4,125,946	$4,182,641
Securities-based loans:
Pass	$39,027	$9,080	$38,800	$24,278	$—	$9,293	$2,604,070	$2,724,548
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	3	3
	$39,027	$9,080	$38,800	$24,278	$—	$9,293	$2,604,073	$2,724,551
Commercial real estate:
Pass	$406,580	$108,265	$32,510	$20,828	$43,479	$43,937	$—	$655,599
Special Mention	20,000	—	—	—	—	—	—	20,000
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$426,580	$108,265	$32,510	$20,828	$43,479	$43,937	$—	$675,599
Construction and land:
Pass	$181,214	$105,940	$165,914	$85,053	$38,482	$16,588	$—	$593,191
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$181,214	$105,940	$165,914	$85,053	$38,482	$16,588	$—	$593,191
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$106,954	$106,954
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	182	182
	$—	$—	$—	$—	$—	$—	$107,136	$107,136
Other:
Pass	$9,995	$—	$10,000	$—	$2,431	$25,393	$2,768	$50,587
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	6	6
	$9,995	$—	$10,000	$—	$2,431	$25,393	$2,774	$50,593

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Office equipment	$408,891	$354,292
Leasehold improvements	129,279	113,576
Building	73,549	65,327
Aircraft engine operating leases	8,612	—
	620,331	533,195
Accumulated depreciation and amortization	(420,288)	(364,989)
	$200,043	$168,206

For the years ended December 31, 2022, 2021, and 2020, depreciation and amortization totaled $50.6 million, $45.6 million, and $40.9 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2021	Adjustments	Write-off	December 31, 2022
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	971,883	19,656	—	991,539
	$1,306,892	$19,656	$—	$1,326,548

	December 31, 2021	Adjustments	Amortization	December 31, 2022
Intangible assets
Global Wealth Management	$38,884	$—	$(5,385)	$33,499
Institutional Group	109,273	2,027	(14,210)	97,090
	$148,157	$2,027	$(19,595)	$130,589

The adjustments to goodwill and intangible assets included in our Institutional Group segment during the year ended December 31, 2022, are primarily attributable to the acquisition of ACXIT Capital Partners on July 1, 2022 and Vining Sparks on November 1, 2021.

The allocation of the purchase price of the ACXIT Capital Partners acquisition is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the business, its employees, and customer base.

Amortizable intangible assets consist of acquired customer relationships, trade names, non-compete agreements, core deposits, investment banking backlog, and acquired technology that are amortized over their contractual or determined useful lives. Intangible assets as of December 31, 2022 and 2021, were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$225,631	$109,216	$225,900	$97,054
Trade names	30,359	20,861	30,359	17,694
Non-compete agreements	9,440	7,158	9,240	5,684
Core deposits	8,615	7,389	8,615	6,277
Investment banking backlog	5,545	4,377	4,245	3,680
Acquired technology	840	840	840	653
	$280,430	$149,841	$279,199	$131,042

Amortization expense related to intangible assets was $19.6 million, $18.2 million, and $19.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at December 31, 2022, are: customer relationships, 9.1 years; trade names, 7.3 years; non-compete agreements, 4.4 years; core deposits, 1.7 years; and investment banking backlog, 6.4 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2023	$16,680
2024	15,778
2025	13,615
2026	12,960
2027	11,749
Thereafter	57,689
$128,471

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

Our uncommitted secured lines of credit at December 31, 2022, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $120.0 million during the year ended December 31, 2022. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2022, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the year ended December 31, 2022, was 1.72%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2022, there were no Federal Home Loan advances.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026, and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of December 31, 2022.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(10,446)	(11,522)
Senior notes, net	$1,114,554	$1,113,478

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2023	$—
2024	500,000
2025	—
2026	—
2027	—
Thereafter	625,000
$1,125,000

NOTE 13 – Bank Deposits

Deposits consist of interest-bearing-demand deposits (primarily money market and savings accounts), non-interest-bearing demand deposits, and certificates of deposit. Deposits at December 31, 2022 and 2021, were as follows (in thousands):

	December 31,
	2022	2021
Demand deposits (interest-bearing)	$26,805,073	$22,626,560
Demand deposits (non-interest-bearing)	305,138	626,633
Certificates of deposit	6,900	27,155
	$27,117,111	$23,280,348

The weighted-average interest rate on deposits was 0.58% and 0.02% at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates, were $9.8 million and $8.6 million, respectively. Brokerage customers’ deposits were $25.3 billion and $21.7 billion, respectively.

During the year ended December 31, 2021, we sold $215.1 million in deposits. Based upon the terms of the sale, we recognized a $4.8 million gain, which is reflected in other income on the consolidated statements of operations.

Scheduled maturities of certificates of deposit at December 31, 2022 and 2021, were as follows (in thousands):

	December 31,
	2022	2021
Certificates of deposit, less than $100,000:
Within one year	$11	$159
One to three years	5	14
Three to five years	—	—
	$16	$173
Certificates of deposit, $100,000 and greater:
Within one year	$6,884	$20,098
One to three years	—	6,884
Three to five years	—	—
	6,884	26,982
	$6,900	$27,155

NOTE 14 – Derivative Instruments and Hedging Activities

We manage the interest rate risk associated with our derivative transactions with customers by entering into offsetting positions with other derivative dealers, resulting in a substantially “matched book” portfolio. Credit risk associated with its derivative transactions is managed through a variety of measures, including initial and ongoing periodic underwriting of its counterparties’ creditworthiness, establishment of customer credit limits, and collateral maintenance requirements for customer exposures that exceed certain preset thresholds.

Our policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements.

The following tables provide the notional values and fair values of our derivative instruments as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$142,042	$142,028	$1,395,135

	December 31, 2021
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$52,129	$52,147	$1,442,102

The scheduled maturities of our derivative instruments as of December 31, 2022, are as follows (in thousands):

Within one year	$49,228
One to three years	173,533
Three to five years	213,336
Five to ten years	811,812
Ten to fifteen years	124,868
Fifteen years and thereafter	22,358
$1,395,135

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Swaps	$1,375,135	$1,419,402
Written options	20,000	22,700
	$1,395,135	$1,442,102

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	5,000
	$60,000	$60,000
(1)
On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published, plus 1.70% per annum. During 2016, we extinguished $15.0 million of the Trust II debentures.
(2)
On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published, plus 1.85% per annum.
(3)
On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published, plus 1.85% per annum.

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$219,052	$348,162	$142,042	$709,256
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	219,052	348,162	142,042	709,256
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,647)	(12,028)	(1,959)	(60,634)
Available collateral	(160,139)	(334,537)	(55,568)	(550,244)
Net amount	$12,266	$1,597	$84,515	$98,378

	As of December 31, 2021
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$260,586	$579,866	$52,129	$892,581
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	260,586	579,866	52,129	892,581
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(40,259)	(52,413)	(25,149)	(117,821)
Available collateral	(208,720)	(525,843)	(26,980)	(761,543)
Net amount	$11,607	$1,610	$—	$13,217
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $346.5 million and $578.1 million at December 31, 2022 and 2021, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $50.0 million and $95.5 million at December 31, 2022 and 2021, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(68,105)	$(212,011)	$(142,028)	$(422,144)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(68,105)	(212,011)	(142,028)	(422,144)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,647	12,028	1,959	60,634
Collateral pledged	21,448	199,983	25,850	247,281
Net amount	$(10)	$—	$(114,219)	$(114,229)

	As of December 31, 2021
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(149,219)	$(385,528)	$(52,147)	$(586,894)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(149,219)	(385,528)	(52,147)	(586,894)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	40,259	52,413	25,149	117,821
Collateral pledged	108,955	333,115	26,998	469,068
Net amount	$(5)	$—	$—	$(5)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $218.3 million and $392.7 million at December 31, 2022 and 2021, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of collateral pledged was $24.1 million and $35.7 million at December 31, 2022 and 2021, respectively.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2022, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitments are accounted for at fair value. As of December 31, 2022, the fair value of the TBA securities and the estimated fair value of the purchase commitments was $44.8 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2022 and 2021, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC Investigation of Communications Recordkeeping

The Company has been contacted by the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. At this time, based upon currently available information and review with outside counsel, the Company is not able to estimate the outcome of this matter, including the range of possible ultimate resolutions.

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

At December 31, 2022, Stifel had net capital of $538.6 million, which was 48.1% of aggregate debit items and $516.3 million in excess of its minimum required net capital. At December 31, 2022, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2022, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At December 31, 2022, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of December 31, 2022, are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,363,138	14.6%	$1,036,211	4.5%	$1,496,749	6.5%
Tier 1 capital	4,048,138	17.6%	1,381,614	6.0%	1,842,152	8.0%
Total capital	4,245,284	18.4%	1,842,152	8.0%	2,302,690	10.0%
Tier 1 leverage	4,048,138	11.1%	1,459,174	4.0%	1,823,967	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,620,995	11.0%	$660,645	4.5%	$954,265	6.5%
Tier 1 capital	1,620,995	11.0%	880,860	6.0%	1,174,480	8.0%
Total capital	1,744,013	11.9%	1,174,480	8.0%	1,468,100	10.0%
Tier 1 leverage	1,620,995	7.2%	905,553	4.0%	1,131,941	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$468,437	11.1%	$190,319	4.5%	$274,906	6.5%
Tier 1 capital	468,437	11.1%	253,759	6.0%	338,345	8.0%
Total capital	489,905	11.6%	338,345	8.0%	422,932	10.0%
Tier 1 leverage	468,437	7.1%	265,162	4.0%	331,452	5.0%

NOTE 20 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 13 years. At December 31, 2022 and 2021, operating lease right-of-use assets were $775.9 million and $750.7 million, respectively, and lease liabilities were $819.7 million and $799.1 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$105,402	$102,652
Short-term lease cost	1,385	505
Variable lease cost	1,558	1,076
Sublease income	(2,303)	(2,560)
Net lease cost	$106,042	$101,673

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the year ended December 31, 2022 (in thousands):

Operating lease cash flows	$105,928
Right-of-use assets obtained in exchange for new operating lease liabilities	$98,369
Weighted average remaining lease term	11.4 years
Weighted average discount rate	3.88%

The weighted-average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of December 31, 2022, (in thousands, except percentages):

2023	$105,278
2024	103,697
2025	98,725
2026	99,179
2027	97,404
Thereafter	524,028
Total undiscounted lease payments	1,028,311
Imputed interest	(208,629)
Total operating lease liabilities	$819,682

NOTE 21 – Revenues From Contracts With Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenues for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Revenues from contracts with customers:
Commissions	$710,589	$809,500
Investment banking	971,485	1,565,381
Asset management	1,262,919	1,206,516
Other	5,834	34,239
Total revenue from contracts with customers	2,950,827	3,615,636
Other sources of revenue:
Interest	1,099,115	548,400
Principal transactions	529,033	581,164
Other	13,851	37,886
Total revenues	$4,592,826	$4,783,086

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$473,638	$236,951	$—	$710,589
Capital raising	19,515	237,347	—	256,862
Advisory	—	714,623	—	714,623
Investment banking	19,515	951,970	—	971,485
Asset management	1,262,841	78	—	1,262,919
Other	5,569	—	265	5,834
Total	1,761,563	1,188,999	265	2,950,827
Primary Geographic Region:
United States	1,761,563	970,960	265	2,732,788
United Kingdom	—	148,690	—	148,690
Canada	—	33,718	—	33,718
Other	—	35,631	—	35,631
	$1,761,563	$1,188,999	$265	$2,950,827

	Year Ended December 31, 2021
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$567,491	$242,009	$—	$809,500
Capital raising (1)	48,210	661,088	—	709,298
Advisory (1)	—	856,083	—	856,083
Investment banking	48,210	1,517,171	—	1,565,381
Asset management	1,206,406	110	—	1,206,516
Other	32,414	—	1,825	34,239
Total	1,854,521	1,759,290	1,825	3,615,636
Primary Geographic Region:
United States	1,854,521	1,433,213	1,825	3,289,559
United Kingdom	—	188,984	—	188,984
Canada	—	93,068	—	93,068
Other	—	44,025	—	44,025
	$1,854,521	$1,759,290	$1,825	$3,615,636

(1) Excludes revenues not derived from contracts with customers in the Other segment.

See Note 26 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2022. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2022.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $141.2 million and $187.2 million at December 31, 2022 and December 31, 2021, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2022.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2022 and December 31, 2021, was $12.8 million and $17.5 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.
NOTE 22 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans held for investment, net	$752,273	$378,086	$331,813
Investment securities	247,755	129,858	149,915
Margin balances	43,751	25,780	28,155
Financial instruments owned	20,545	15,041	12,594
Other	34,791	(365)	1,355
	$1,099,115	$548,400	$523,832
Interest expense:
Bank deposits	$146,636	$4,510	$14,550
Senior notes	44,424	47,500	54,063
Other	10,327	(6,012)	(2,835)
	$201,387	$45,998	$65,778

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 6.8 million shares at December 31, 2022.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $135.2 million, $120.7 million, and $108.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, the tax benefit associated with the stock-based compensation expense was $30.8 million, $26.9 million, and $25.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The excess tax benefit related to stock-based compensation that vested during the year was $23.8 million, $38.7 million, and $26.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $91.6 million, $64.4 million, and $47.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At December 31, 2022, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 17.4 million, of which 14.8 million were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2022, is presented below (in thousands, except weighted-average fair value):

		Weighted-average grant date fair value
Unvested December 31, 2021	17,526	$40.09
Granted	2,869	69.32
Vested	(5,250)	36.93
Cancelled	(300)	41.10
Unvested December 31, 2022	14,845	$46.83

At December 31, 2022, there was approximately $672.5 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2022, was $193.9 million.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $15.8 million, $15.2 million, and $13.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2022 and 2021, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $212.0 million and $385.5 million, respectively.

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

At December 31, 2022 and 2021, Stifel Bancorp had outstanding commitments to originate loans aggregating $164.6 million and $545.5 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2022, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2022 and 2021, Stifel Bancorp had outstanding letters of credit totaling $22.9 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at December 31, 2022, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2022 and 2021, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $6.1 billion and $3.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At December 31, 2022 and 2021, the expected credit losses for unfunded lending commitments was $36.2 million and $19.2 million, respectively.

NOTE 25 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$159,383	$167,258	$143,859
State	49,956	39,911	42,705
Foreign	929	2,950	(236)
	210,268	210,119	186,328
Deferred taxes:
Federal	8,752	19,747	(31,019)
State	4,203	5,640	(5,803)
Foreign	(262)	6,717	(1,818)
	12,693	32,104	(38,640)
Provision for income taxes	$222,961	$242,223	$147,688

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Statutory rate	$185,874	$224,087	$136,744
State income taxes, net of federal income tax	42,813	37,169	27,934
Change in valuation allowance	9,802	2,248	2,125
Foreign tax rate difference	(2,846)	125	(2,032)
Excess tax benefit from stock-based compensation	(19,418)	(32,004)	(21,605)
Non-deductible business expenses	10,944	9,732	7,957
Other, net	(4,208)	866	(3,435)
	$222,961	$242,223	$147,688

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Lease liabilities	$206,091	$187,576
Deferred compensation	81,457	79,081
Unrealized loss on investments	62,318	—
Receivable reserves	47,308	38,432
Net operating loss carryforwards	28,997	24,837
Accrued expenses	25,833	46,539
Depreciation	—	1,302
Other	—	4,155
Total deferred tax assets	452,004	381,922
Valuation allowance	(24,779)	(14,515)
	427,225	367,407
Deferred tax liabilities:
Lease right-of-use assets	(199,085)	(186,168)
Goodwill and other intangibles	(61,225)	(54,887)
Prepaid expenses	(4,427)	(7,228)
Depreciation	(1,180)	—
Unrealized gain on investments	—	(7,841)
Other	(2,101)	—
	(268,018)	(256,124)
Net deferred tax asset	$159,207	$111,283

Our net deferred tax asset at December 31, 2022, includes net operating loss carryforwards of $144.5 million that expire between 2023 and 2042. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $10.3 million. We believe the realization of the remaining net deferred tax asset of $159.2 million is more likely than not based on the ability to carry back losses against prior year taxable income for tax years before 2022 and carry forward net operating losses indefinitely after 2022, and expectations of future taxable income, which is supported by a history of cumulative income.

The current tax payable, included in accounts payable and accrued expenses, is $9.1 million and $7.3 million as of December 31, 2022 and 2021, respectively. The current tax receivable, included in other assets, is $28.1 million and $44.2 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2022 and 2021, we had $5.3 million and $4.9 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2022 and 2021, we had accrued interest and penalties of $0.3 million and $0.3 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2020 to December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$4,924	$3,962	$3,387
Increase related to prior year tax positions	195	2,719	977
Decrease related to prior year tax positions	(635)	(119)	(11)
Increase related to current year tax positions	978	745	790
Decrease related to settlements with taxing authorities	—	(2,370)	(1,181)
Decrease related to lapsing of statute of limitations	(191)	(13)	—
Ending balance	$5,271	$4,924	$3,962

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2018. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2015.

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

Information concerning operations in these segments of business for the years ended December 31, 2022, 2021, and 2020, is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net revenues: (1)
Global Wealth Management	$2,825,866	$2,598,837	$2,190,826
Institutional Group	1,536,017	2,152,439	1,583,147
Other	29,556	(14,188)	(21,912)
	$4,391,439	$4,737,088	$3,752,061
Income/(loss) before income taxes:
Global Wealth Management	$1,067,571	$914,953	$725,884
Institutional Group	254,132	558,937	325,285
Other	(436,587)	(406,809)	(400,009)
	$885,116	$1,067,081	$651,160

(1) No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2022, 2021, and 2020.

The following table presents our company’s total assets on a segment basis at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Global Wealth Management	$32,449,466	$28,219,800
Institutional Group	4,285,212	5,151,841
Other	461,446	678,074
	$37,196,124	$34,049,715

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2022, 2021, and 2020, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$4,125,563	$4,332,743	$3,460,930
United Kingdom	192,985	239,559	197,859
Canada	29,268	109,285	39,893
Other	43,623	55,501	53,379
	$4,391,439	$4,737,088	$3,752,061

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income	$662,155	$824,858	$503,472
Preferred dividends	37,281	35,587	27,261
Net income available to common shareholders	$624,874	$789,271	$476,211
Shares for basic and diluted calculation:
Average shares used in basic computation	108,848	107,536	106,174
Dilutive effect of stock options and units (1)	8,692	10,994	8,399
Average shares used in diluted computation	117,540	118,530	114,573
Earnings per common share:
Basic	$5.74	$7.34	$4.49
Diluted	$5.32	$6.66	$4.16

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the years ended December 31, 2022, 2021, and 2020, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2022, we declared and paid cash dividends of $1.20 per common share. During the year ended December 31, 2021, we declared and paid cash dividends of $0.60 per common share. During the year ended December 31, 2020, we declared and paid cash dividends of $0.45 per common share.

NOTE 28 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2022, the maximum number of shares that may yet be purchased under this plan was 9.0 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2022, we repurchased $105.8 million or 1.8 million shares using existing Board authorizations at an average price of $60.24 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2021, we repurchased $172.7 million or 2.5 million shares using existing Board authorizations at an average price of $69.53 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the years ended December 31, 2022 and 2021, we issued 2.6 million and 2.6 million shares, respectively, of common stock from treasury primarily as a result of vesting and exercise transactions under our incentive stock award plans.

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

NOTE 29 – Variable Interest Entities

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

The following tables present the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	December 31, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$388,408	$296,375	$14,776
Partnership Interests	402,703	1,180	—
	$791,111	$297,555	$14,776

	December 31, 2021
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$540,767	$439,507	$77,053
Partnership Interests	385,412	934	—
	$926,179	$440,441	$77,053

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control  Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2022, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes, and our report dated February 17, 2023, expressed an unqualified opinion thereon.

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

February 17, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2023 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2022, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	17,290,744	$45.13	6,789,817
Equity compensation plans not approved by the shareholders	—	—	—
	17,290,744	$45.13	6,789,817

As of December 31, 2022, the total number of securities to be issued upon exercise of options and units consisted of 17,290,744 units. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2022, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 6,789,817 shares under the 2001 Incentive Stock Plan (2018 Restatement).

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

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED December 31, 2022

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2023.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2023.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Marischen	Chief Financial Officer (Principal Financial and Accounting Officer)
James M. Marischen

/s/ Adam T. Berlew	Director
Adam T. Berlew
/s/ Kathleen Brown	Director
Kathleen Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Jim Kavanaugh	Director
Jim Kavanaugh

/s/ Daniel J. Ludeman	Director
Daniel J. Ludeman

/s/ Maura A. Markus	Director
Maura A. Markus

/s/ David A. Peacock	Director
David A. Peacock

/s/ Thomas W. Weisel	Director
Thomas W. Weisel

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman