Form 10-Q
period 2023-03-31
STIFEL FINANCIAL CORP
filed 2023-05-04
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - April 27, 2023
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	106,131,180
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2023	December 31, 2022
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$2,765,747	$2,199,985
Cash segregated for regulatory purposes	20,551	29,017
Receivables:
Brokerage clients, net	958,820	924,385
Brokers, dealers, and clearing organizations	457,739	418,091
Securities purchased under agreements to resell	549,215	348,162
Financial instruments owned, at fair value	973,802	731,752
Available-for-sale securities, at fair value	1,624,458	1,636,041
Held-to-maturity securities, at amortized cost	5,984,822	5,990,451
Loans:
Held for investment, net	20,709,768	20,465,092
Held for sale, at lower of cost or market	225,365	156,912
Investments, at fair value	101,875	99,376
Fixed assets, net	200,531	200,043
Operating lease right-of-use assets, net	748,507	775,949
Goodwill	1,380,211	1,326,548
Intangible assets, net	132,189	130,589
Loans and advances to financial advisors and other employees, net	659,737	654,112
Deferred tax assets, net	138,331	159,207
Other assets	965,985	950,412
Total assets	$38,597,653	$37,196,124
Liabilities
Payables:
Brokerage clients	$907,191	$770,336
Brokers, dealers, and clearing organizations	131,191	94,954
Drafts	80,329	102,212
Securities sold under agreements to repurchase	429,726	212,011
Bank deposits	28,325,327	27,117,111
Financial instruments sold, but not yet purchased, at fair value	653,881	454,817
Accrued compensation	329,360	677,376
Accounts payable and accrued expenses	1,238,434	1,264,282
Senior notes	1,114,822	1,114,554
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	33,270,261	31,867,653
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,113 and 111,662,034 shares, respectively	16,749	16,749
Additional paid-in-capital	1,830,637	1,928,069
Retained earnings	3,209,815	3,169,095
Accumulated other comprehensive loss	(91,821)	(117,960)
Treasury stock, at cost, 5,490,574 and 6,314,033 shares, respectively	(322,988)	(352,482)
Total equity	5,327,392	5,328,471
Total liabilities and equity	$38,597,653	$37,196,124

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenues:
Commissions	$169,550	$195,909
Principal transactions	115,522	159,270
Investment banking	211,879	254,846
Asset management	315,569	341,636
Interest	451,564	165,435
Other income	(2,293)	8,888
Total revenues	1,261,791	1,125,984
Interest expense	154,998	9,457
Net revenues	1,106,793	1,116,527
Non-interest expenses:
Compensation and benefits	651,190	673,691
Occupancy and equipment rental	82,140	77,026
Communications and office supplies	46,136	42,456
Commissions and floor brokerage	14,440	15,887
Provision for credit losses	4,920	8,240
Other operating expenses	98,084	72,118
Total non-interest expenses	896,910	889,418
Income from operations before income tax expense	209,883	227,109
Provision for income taxes	52,344	53,560
Net income	157,539	173,549
Preferred dividends	9,320	9,320
Net income available to common shareholders	$148,219	$164,229

Earnings per common share:
Basic	$1.36	$1.50
Diluted	$1.28	$1.39

Cash dividends declared per common share	$0.36	$0.30

Weighted-average number of common shares outstanding:
Basic	108,754	109,205
Diluted	115,390	118,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$157,539	$173,549
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	22,710	(77,831)
Foreign currency translation adjustment	3,429	10,509
Total other comprehensive income/(loss), net of tax	26,139	(67,322)
Comprehensive income	$183,678	$106,227

(1)
Net of tax expense of $8.7 million and tax benefit of $20.8 million for the three months ended March 31, 2023 and 2022, respectively.
(2)
Net of reclassifications to earnings of realized losses of $5.6 million for the three months ended March 31, 2023. There were no reclassifications to earnings for the three months ended March 31, 2022.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,928,069	1,922,382
Unit amortization, net of forfeitures	39,781	46,165
Distributions under employee plans	(137,220)	(116,352)
Other	7	81
Balance, end of period	1,830,637	1,852,276
Retained earnings:
Balance, beginning of period	3,169,095	2,757,208
Net income	157,539	173,549
Dividends declared:
Common	(43,728)	(37,132)
Preferred	(9,320)	(9,320)
Distributions under employee plans	(63,773)	(49,984)
Other	2	(97)
Balance, end of period	3,209,815	2,834,224
Accumulated other comprehensive loss:
Balance, beginning of period	(117,960)	4,718
Unrealized gains/(losses) on securities, net of tax	22,710	(77,831)
Foreign currency translation adjustment, net of tax	3,429	10,509
Balance, end of period	(91,821)	(62,604)
Treasury stock, at cost:
Balance, beginning of period	(352,482)	(351,098)
Distributions under employee plans	124,015	79,797
Common stock repurchased	(94,521)	—
Balance, end of period	(322,988)	(271,301)
Total Shareholders' Equity	$5,327,392	$5,054,344

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$157,539	$173,549
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,076	11,675
Amortization of loans and advances to financial advisors and other employees	34,057	32,849
Amortization of premium on investment portfolio	2,356	3,880
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	4,920	8,240
Amortization of intangible assets	4,437	5,094
Deferred income taxes	13,069	25,732
Stock-based compensation	43,083	45,502
Gains on sale of investments	(1,353)	(3,799)
Other, net	(6,157)	(3,666)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(34,435)	(167,365)
Brokers, dealers, and clearing organizations	(39,648)	(108,419)
Securities purchased under agreements to resell	(201,053)	(227,798)
Financial instruments owned, including those pledged	(242,050)	(122,632)
Loans originated as held for sale	(380,033)	(236,323)
Proceeds from mortgages held for sale	317,468	202,870
Loans and advances to financial advisors and other employees	(40,053)	(45,237)
Other assets	218	29,624
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	136,855	(62,495)
Brokers, dealers, and clearing organizations	3,369	115,682
Drafts	(21,883)	(33,389)
Financial instruments sold, but not yet purchased	199,064	185,265
Other liabilities and accrued expenses	(349,919)	(504,485)
Net cash used in operating activities	$(385,073)	$(675,646)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$47,416	$80,221
Calls and principal paydowns of held-to-maturity securities	5,548	102,744
Sale or maturity of investments	—	10,092
Increase in loans held for investment, net	(250,052)	(1,039,983)
Payments for:
Purchase of fixed assets	(15,411)	(12,628)
Purchase of available-for-sale securities	(7,551)	(1,906)
Purchase of held-to-maturity securities	—	(70,000)
Purchase of investments	(10,919)	(4,235)
Acquisitions, net of cash received	(58,765)	—
Net cash used in investing activities	(289,734)	(935,695)
Cash Flows From Financing Activities:
Proceeds from Federal Home Loan Bank advances, net	—	28,000
Payment of contingent consideration	(5,037)	(5,974)
Increase in securities sold under agreements to repurchase	217,715	144,667
Increase in bank deposits, net	1,208,216	915,278
Increase in securities loaned	32,868	223,717
Tax payments related to shares withheld for stock-based compensation plans	(74,238)	(84,259)
Repurchase of common stock	(94,521)	—
Cash dividends on preferred stock	(9,320)	(9,320)
Cash dividends paid to common stock and equity-award holders	(47,009)	(36,451)
Net cash provided by financing activities	1,228,674	1,175,658
Effect of exchange rate changes on cash	3,429	10,509
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	557,296	(425,174)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,229,002	2,149,657
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$2,786,298	$1,724,483
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,037	$9,806
Cash paid for interest	158,201	15,731
Noncash financing activities:
Unit grants, net of forfeitures	143,638	156,069

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,765,747	$2,199,985
Cash segregated for regulatory purposes	20,551	29,017
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,786,298	$2,229,002

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC.

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

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Financial Instruments – Credit Losses

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures,” which eliminates the accounting guidance for TDRs, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The accounting update is effective for interim and annual periods beginning after December 15, 2022 (January 1, 2023, for our company), and early adoption is permitted. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

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

The amendments are effective for annual reporting periods beginning after December 15, 2023 (January 1, 2024, for our company) and for the interim periods within those annual reporting periods. Early adoption is permitted, including in an interim period. We are currently evaluating the impact that the accounting update will have on our consolidated financial statements.

Leases

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements,” which requires entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The accounting update is effective for interim and annual periods beginning after December 15, 2023 (January 1, 2024, for our company), and early adoption is permitted. We are currently evaluating the impact that the accounting update will have on our consolidated financial statements.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2023 and December 31, 2022, included (in thousands):

	March 31, 2023	December 31, 2022
Receivables from clearing organizations	$237,776	$186,800
Deposits paid for securities borrowed	200,533	219,052
Securities failed to deliver	19,430	12,239
	$457,739	$418,091

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2023 and December 31, 2022, included (in thousands):

	March 31, 2023	December 31, 2022
Deposits received from securities loaned	$100,973	$68,105
Securities failed to receive	23,461	12,385
Payable to clearing organizations	6,757	14,464
	$131,191	$94,954

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, fixed income and equity securities infrequently traded, state and municipal securities, asset-backed securities, and non-agency mortgage-backed securities and sovereign debt securities, included in other in the table below.

We have identified Level 3 financial instruments to include certain asset-backed securities and syndicated loans, included in other in the table below. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$20,532	$8,481	$18,817	$9,853
Mutual funds	4,955	—	4,728	—
Money market funds	2,569	—	1,650	—
Private equity funds	416	1,181	417	1,181
Total	$28,472	$9,662	$25,612	$11,034

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and fixed income and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, fixed income securities, sovereign debt securities, and state and municipal securities.

We have identified Level 3 financial instruments to include syndicated loans, included in other in the table below, with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, are presented below (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$42,530	$42,530	$—	$—
U.S. government agency securities	157,385	—	157,385	—
Agency mortgage-backed securities	276,964	—	276,964	—
Asset-backed securities	46,691	—	44,567	2,124
Corporate securities:
Fixed income securities	203,332	269	203,063	—
Equity securities	46,995	46,735	260	—
State and municipal securities	101,033	—	101,033	—
Other (1)	98,872		5,281	93,591
Total financial instruments owned	973,802	89,534	788,553	95,715
Available-for-sale securities:
U.S. government agency securities	2,189	—	2,189	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	792,969	—	792,969	—
Commercial	66,695	—	66,695	—
Non-agency	392	—	392	—
Corporate fixed income securities	550,322	—	550,322	—
Asset-backed securities	209,540	—	209,540	—
Total available-for-sale securities	1,624,458	—	1,624,458	—
Investments:
Corporate equity securities	23,779	10,221	1,680	11,878
Auction rate securities	14,680	—	—	14,680
Other (2)	37,513	100	45	37,368
Investments in funds and partnerships measured at NAV	25,903
Total investments	101,875	10,321	1,725	63,926
Cash equivalents measured at NAV	2,569
Derivative contracts (3)	116,772	—	116,772	—
	$2,819,476	$99,855	$2,531,508	$159,641

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$377,430	$377,430	$—	$—
U.S. government agency securities	29,110	—	29,110	—
Agency mortgage-backed securities	50,768	—	50,768	—
Corporate securities:
Fixed income securities	175,354	193	175,161	—
Equity securities	15,148	15,148	—	—
Other (4)	6,071	—	182	5,889
Total financial instruments sold, but not yet purchased	653,881	392,771	255,221	5,889
Derivative contracts (5)	116,758	—	116,758	—
	$770,639	$392,771	$371,979	$5,889

(4) Includes syndicated loans and sovereign debt.

(5) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, are presented below (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$38,956	$38,956	$—	$—
U.S. government agency securities	73,608	—	73,608	—
Agency mortgage-backed securities	172,642	—	172,642	—
Asset-backed securities	8,270	—	6,091	2,179
Corporate securities:
Fixed income securities	202,169	689	201,480	—
Equity securities	38,129	37,383	746	—
State and municipal securities	126,237	—	126,237	—
Other (1)	71,741	—	1,853	69,888
Total financial instruments owned	731,752	77,028	582,657	72,067
Available-for-sale securities:
U.S. government agency securities	2,148	—	2,148	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	791,022	—	791,022	—
Commercial	66,113	—	66,113	—
Non-agency	388	—	388	—
Corporate fixed income securities	566,294	—	566,294	—
Asset-backed securities	207,725	—	207,725	—
Total available-for-sale securities	1,636,041	—	1,636,041	—
Investments:
Corporate equity securities	23,597	9,928	1,791	11,878
Auction rate securities	14,681	—	—	14,681
Other (2)	37,136	117	45	36,974
Investments in funds and partnerships measured at NAV	23,962
Total investments	99,376	10,045	1,836	63,533
Cash equivalents measured at NAV	1,650
Derivative contracts (3)	142,042	—	142,042	—
	$2,610,861	$87,073	$2,362,576	$135,600

(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Primarily includes private company investments.
(3)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$254,265	$254,265	$—	$—
U.S. government agency securities	3,971	—	3,971	—
Agency mortgage-backed securities	44,793	—	44,793	—
Corporate securities:
Fixed income securities	134,381	88	134,293	—
Equity securities	11,590	11,590	—	—
Other (4)	5,817	—	36	5,781
Total financial instruments sold, but not yet purchased	454,817	265,943	183,093	5,781
Derivative contracts (5)	142,028	—	142,028	—
	$596,845	$265,943	$325,121	$5,781
(4)
Includes syndicated loans and state and municipal securities.
(5)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2022	$2,179	$69,888	$11,878	$14,681	$36,974
Unrealized gains/(losses)	—	108	—	(1)	394
Realized gains/(losses)	6	(134)	—	—	—
Purchases	—	31,365	—	—	—
Sales	—	(2,103)	—	—	—
Redemptions	(61)	(5,533)	—	—	—
Net change	(55)	23,703	—	(1)	394
Balance at March 31, 2023	$2,124	$93,591	$11,878	$14,680	$37,368

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2023, relating to Level 3 assets still held at March 31, 2023, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2023 and December 31, 2022, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,765,747	$2,765,747	$2,199,985	$2,199,985
Cash segregated for regulatory purposes	20,551	20,551	29,017	29,017
Securities purchased under agreements to resell	549,215	549,215	348,162	348,162
Financial instruments owned	973,802	973,802	731,752	731,752
Available-for-sale securities	1,624,458	1,624,458	1,636,041	1,636,041
Held-to-maturity securities	5,984,822	5,779,545	5,990,451	5,738,418
Bank loans	20,709,768	19,847,907	20,465,092	19,752,043
Loans held for sale	225,365	225,365	156,912	156,912
Investments	101,875	101,875	99,376	99,376
Derivative contracts (1)	116,772	116,772	142,042	142,042
Financial liabilities:
Securities sold under agreements to repurchase	$429,726	$429,726	$212,011	$212,011
Bank deposits	28,325,327	25,611,711	27,117,111	24,274,224
Financial instruments sold, but not yet purchased	653,881	653,881	454,817	454,817
Senior notes	1,114,822	1,027,532	1,114,554	1,016,755
Debentures to Stifel Financial Capital Trusts	60,000	52,958	60,000	53,385
Derivative contracts (2)	116,758	116,758	142,028	142,028

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,763,178	$2,763,178	$—	$—
Cash segregated for regulatory purposes	20,551	20,551	—	—
Securities purchased under agreements to resell	549,215	362,868	186,347	—
Held-to-maturity securities	5,779,545	—	5,666,895	112,650
Bank loans	19,847,907	—	19,847,907	—
Loans held for sale	225,365	—	225,365	—
Financial liabilities:
Securities sold under agreements to repurchase	$429,726	$12,825	$416,901	$—
Bank deposits	25,611,711	—	25,611,711	—
Senior notes	1,027,532	1,027,532	—	—
Debentures to Stifel Financial Capital Trusts	52,958	—	—	52,958

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,198,335	$2,198,335	$—	$—
Cash segregated for regulatory purposes	29,017	29,017	—	—
Securities purchased under agreements to resell	348,162	218,515	129,647	—
Held-to-maturity securities	5,738,418	—	5,624,042	114,376
Bank loans	19,752,043	—	19,752,043	—
Loans held for sale	156,912	—	156,912	—
Financial liabilities:
Securities sold under agreements to repurchase	$212,011	$—	$212,011	$—
Bank deposits	24,274,224	—	24,274,224	—
Senior notes	1,016,755	1,016,755	—	—
Debentures to Stifel Financial Capital Trusts	53,385	—	—	53,385

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2023 and December 31, 2022.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2023 and December 31, 2022 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2023 and December 31, 2022 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Financial instruments owned:
U.S. government securities	$42,530	$38,956
U.S. government agency securities	157,385	73,608
Agency mortgage-backed securities	276,964	172,642
Asset-backed securities	46,691	8,270
Corporate securities:
Fixed income securities	203,332	202,169
Equity securities	46,995	38,129
State and municipal securities	101,033	126,237
Other (1)	98,872	71,741
	$973,802	$731,752
Financial instruments sold, but not yet purchased:
U.S. government securities	$377,430	$254,265
U.S. government agency securities	29,110	3,971
Agency mortgage-backed securities	50,768	44,793
Corporate securities:
Fixed income securities	175,354	134,381
Equity securities	15,148	11,590
Other (2)	6,071	5,817
	$653,881	$454,817

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans, state and municipal securities, and sovereign debt.

At March 31, 2023 and December 31, 2022, financial instruments owned in the amount of $442.9 million and $218.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,353	$11	$(175)	$2,189
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	908,893	6	(115,930)	792,969
Commercial	71,171	—	(4,476)	66,695
Non-agency	422	—	(30)	392
Corporate fixed income securities	622,693	11	(72,382)	550,322
Asset-backed securities	213,197	211	(3,868)	209,540
	$1,821,079	$240	$(196,861)	$1,624,458
Held-to-maturity securities (2)
Asset-backed securities	$5,984,822	$3,399	$(208,676)	$5,779,545

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,345	$6	$(203)	$2,148
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	921,676	—	(130,654)	791,022
Commercial	71,462	—	(5,349)	66,113
Non-agency	442	—	(54)	388
Corporate fixed income securities	643,379	18	(77,103)	566,294
Asset-backed securities	221,565	126	(13,966)	207,725
	$1,863,219	$151	$(227,329)	$1,636,041
Held-to-maturity securities (2)
Asset-backed securities	$5,990,451	$3,213	$(255,246)	$5,738,418

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2023, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at March 31, 2023 and December 31, 2022 was $84.6 million and $82.3 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

During the three months ended March 31, 2023, we received proceeds of $10.0 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million. There were no sales of available-for-sale securities during the three months ended March 31, 2022.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at March 31, 2023 and December 31, 2022 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$19,821	$19,301	$16,047	$15,877
After one year through three years	190,260	182,257	185,012	178,776
After three years through five years	104,158	92,269	123,696	108,707
After five years through ten years	440,663	383,638	442,055	380,362
After ten years	1,066,177	946,993	1,096,409	952,319
	$1,821,079	$1,624,458	$1,863,219	$1,636,041
Held-to-maturity securities
After five years through ten years	2,495,221	2,421,698	2,413,239	2,323,608
After ten years	3,489,601	3,357,847	3,577,212	3,414,810
	$5,984,822	$5,779,545	$5,990,451	$5,738,418

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2023, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,189	$—	$—	$2,189
State and municipal securities	—	2,351	—	—	2,351
Mortgage-backed securities:
Agency	5	65	59,498	733,401	792,969
Commercial	—	—	—	66,695	66,695
Non-agency	—	—	392	—	392
Corporate fixed income securities	19,296	269,921	261,105	—	550,322
Asset-backed securities	—	—	62,643	146,897	209,540
	$19,301	$274,526	$383,638	$946,993	$1,624,458
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,495,221	$3,489,601	$5,984,822

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2023 and December 31, 2022, securities of $796.6 million and $796.2 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2023 and December 31, 2022, securities of $1.3 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$(175)	$1,752	$—	$—	$(175)	$1,752
Mortgage-backed securities:
Agency	(3,990)	104,347	(111,940)	685,830	(115,930)	790,177
Commercial	—	—	(4,476)	66,691	(4,476)	66,691
Non-agency	(30)	392	—	—	(30)	392
Corporate fixed income securities	(2,614)	58,582	(69,768)	489,235	(72,382)	547,817
Asset-backed securities	(1,314)	73,290	(2,554)	100,590	(3,868)	173,880
	$(8,123)	$238,363	$(188,738)	$1,342,346	$(196,861)	$1,580,709

At March 31, 2023, the amortized cost of 273 securities classified as available for sale exceeded their fair value by $196.9 million, of which $188.7 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2023, was $1.6 billion, which was 97.3% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at March 31, 2023 (in thousands):

	AAA	AA	A	BBB	C	Total
Held-to-maturity securities
Asset-backed securities	$1,219,326	$4,744,524	$5,000	$14,077	$1,895	$5,984,822

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2023 and December 31, 2022 (in thousands, except percentages):

	March 31, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Residential real estate	$7,494,788	35.9%	$7,371,671	35.8%
Commercial and industrial	4,755,664	22.8	4,897,176	23.8
Fund banking	4,623,423	22.1	4,182,641	20.3
Securities-based loans	2,558,343	12.2	2,724,551	13.2
Commercial real estate	663,325	3.2	675,599	3.3
Construction and land	644,800	3.1	593,191	2.9
Home equity lines of credit	109,197	0.5	107,136	0.5
Other	49,904	0.2	50,593	0.2
Gross bank loans	20,899,444	100.0%	20,602,558	100.0%
Loans in process	(51,795)		(3,526)
Unamortized loan fees, net	(20,719)		(22,287)
Allowance for loan losses	(117,162)		(111,653)
Loans held for investment, net	$20,709,768		$20,465,092

At March 31, 2023 and December 31, 2022, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $85.5 million and $86.4 million, respectively.

At March 31, 2023 and December 31, 2022, we had loans held for sale of $225.4 million and $156.9 million, respectively. For the three months ended March 31, 2023 and 2022, we recognized a loss of $0.6 million and a gain of $0.7 million, respectively, from the sale of originated loans, net of fees and costs.

At March 31, 2023 and December 31, 2022, loans, primarily consisting of residential and commercial real estate loans of $7.4 billion and $7.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at March 31, 2023 and December 21, 2022 was $82.6 million and $65.7 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023 (in thousands).

	Three Months Ended March 31, 2023
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,143	$1,458	$(20)	$153	$55,734
Residential real estate	20,441	2,255	—	—	22,696
Commercial real estate	12,897	(1,331)	—	—	11,566
Fund banking	11,711	1,232	—	—	12,943
Construction and land	8,568	1,749	—	—	10,317
Securities-based loans	3,157	(40)	—	—	3,117
Home equity lines of credit	364	48	—	—	412
Other	372	5	—	—	377
	$111,653	$5,376	$(20)	$153	$117,162

During the three months ended March 31, 2023 we released $0.5 million for the provision for unfunded lending commitments. The provision for unfunded lending commitments was $3.4 million for the three months ended March 31, 2022. The provision for unfunded lending agreements is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 (in thousands).

	Three Months Ended March 31, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$44,661	$1,527	$—	$—	$46,188
Residential real estate	28,560	4,367	—	—	32,927
Fund banking	8,868	(476)	—	—	8,392
Construction and land	8,536	(415)	—	—	8,121
Securities-based loans	4,006	(30)	—	—	3,976
Commercial real estate	3,934	(254)	—	—	3,680
Home equity lines of credit	511	172	—	—	683
Other	268	(37)	—	—	231
	$99,344	$4,854	$—	$—	$104,198

At March 31, 2023, we had $10.7 million of impaired loans, net of discounts, which included $0.1 million in troubled debt restructurings. The specific allowance on impaired loans at March 31, 2023 was $6.6 million. At December 31, 2022, we had $10.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2022 was $6.5 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2023 and 2022, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at March 31, 2023 and December 31, 2022 by portfolio segment (in thousands):

	As of March 31, 2023
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$4,938	$720	$5,658	$7,489,130	$7,494,788
Commercial and industrial	—	9,550	9,550	4,746,114	4,755,664
Fund banking	—	—	—	4,623,423	4,623,423
Securities-based loans	—	—	—	2,558,343	2,558,343
Commercial real estate	—	—	—	663,325	663,325
Construction and land	—	—	—	644,800	644,800
Home equity lines of credit	22	310	332	108,865	109,197
Other	37	20	57	49,847	49,904
Total	$4,997	$10,600	$15,597	$20,883,847	$20,899,444

	As of March 31, 2023*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$9,550	$—	$—	$9,550
Residential real estate	720	149	—	869
Home equity lines of credit	310	—	—	310
Other	20	—	—	20
Total	$10,600	$149	$—	$10,749

* There were no loans past due 90 days and still accruing interest at March 31, 2023.

	As of December 31, 2022
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$2,445	$688	$3,133	$7,368,538	$7,371,671
Commercial and industrial	—	9,226	9,226	4,887,950	4,897,176
Fund banking	—	—	—	4,182,641	4,182,641
Securities-based loans	—	—	—	2,724,551	2,724,551
Commercial real estate	—	—	—	675,599	675,599
Construction and land	—	—	—	593,191	593,191
Home equity lines of credit	29	182	211	106,925	107,136
Other	36	6	42	50,551	50,593
Total	$2,510	$10,102	$12,612	$20,589,946	$20,602,558

	As of December 31, 2022*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$9,226	$—	$—	$9,226
Residential real estate	870	150	—	1,020
Other	6	—	—	6
Total	$10,102	$150	$—	$10,252

* There were no loans past due 90 days and still accruing interest at December 31, 2022.

Credit quality indicators

As of March 31, 2023, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2023 and December 31, 2022, 97.2% and 97.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of March 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,494,068	$104	$—	$616	$7,494,788
Commercial and industrial	4,583,114	85,336	77,664	9,550	4,755,664
Fund banking	4,623,423	—	—	—	4,623,423
Securities-based loans	2,558,340	—	—	3	2,558,343
Commercial real estate	603,816	59,509	—	—	663,325
Construction and land	644,800	—	—	—	644,800
Home equity lines of credit	108,886	311	—	—	109,197
Other	49,884	14	—	6	49,904
Total	$20,666,331	$145,274	$77,664	$10,175	$20,899,444

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,370,717	$266	$—	$688	$7,371,671
Commercial and industrial	4,743,290	87,761	56,899	9,226	4,897,176
Fund banking	4,182,641	—	—	—	4,182,641
Securities-based loans	2,724,548	—	—	3	2,724,551
Commercial real estate	655,599	20,000	—	—	675,599
Construction and land	593,191	—	—	—	593,191
Home equity lines of credit	106,954	—	—	182	107,136
Other	50,587	—	—	6	50,593
Total	$20,427,527	$108,027	$56,899	$10,105	$20,602,558

	Term Loans Amortized Cost Basis by Origination Year – March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$239,280	$2,764,323	$2,452,993	$973,103	$433,385	$630,984	$—	$7,494,068
Special Mention	—	—	—	—	—	104	—	104
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	616	—	616
	$239,280	$2,764,323	$2,452,993	$973,103	$433,385	$631,704	$—	$7,494,788
Commercial and industrial:
Pass	$31,642	$95,642	$110,714	$25,121	$854	$3,693,808	$625,333	$4,583,114
Special Mention	—	—	—	—	—	72,442	12,894	85,336
Substandard	—	—	—	—	—	61,073	16,591	77,664
Doubtful	—	—	—	297	—	9,253	—	9,550
	$31,642	$95,642	$110,714	$25,418	$854	$3,836,576	$654,818	$4,755,664
Fund banking:
Pass	$3,500	$305	$—	$937	$—	$55,000	$4,563,681	$4,623,423
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$3,500	$305	$—	$937	$—	$55,000	$4,563,681	$4,623,423
Securities-based loans:
Pass	$5,889	$39,098	$3,250	$43,079	$27,278	$9,294	$2,430,452	$2,558,340
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	3	3
	$5,889	$39,098	$3,250	$43,079	$27,278	$9,294	$2,430,455	$2,558,343
Commercial real estate:
Pass	$—	$406,579	$69,582	$32,059	$20,814	$74,782	$—	$603,816
Special Mention	—	20,000	39,509	—	—	—	—	59,509
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$426,579	$109,091	$32,059	$20,814	$74,782	$—	$663,325
Construction and land:
Pass	$—	$242,222	$141,576	$151,024	$85,746	$24,232	$—	$644,800
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$242,222	$141,576	$151,024	$85,746	$24,232	$—	$644,800
Home equity lines of credit:
Pass	$9,291	$38,104	$20,427	$23,254	$12,092	$5,718	$—	$108,886
Special Mention	—	—	282	29	—	—	—	311
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$9,291	$38,104	$20,709	$23,283	$12,092	$5,718	$—	$109,197
Other:
Pass	$363	$3,991	$—	$10,000	$—	$32,055	$3,475	$49,884
Special Mention	—	—	—	—	—	—	14	14
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	6	6
	$363	$3,991	$—	$10,000	$—	$32,055	$3,495	$49,904

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2022	Adjustments	Write-off	March 31, 2023
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	991,539	53,663	—	1,045,202
	$1,326,548	$53,663	$—	$1,380,211

	December 31, 2022	Adjustments	Amortization	March 31, 2023
Intangible assets
Global Wealth Management	$33,499	$—	$(1,254)	$32,245
Institutional Group	97,090	6,037	(3,183)	99,944
	$130,589	$6,037	$(4,437)	$132,189

On March 1, 2023, the Company acquired Torreya Partners, LLC (“Torreya”), an independent M&A and private capital advisory firm that serves the global life sciences industry. Consideration for this acquisition consisted of cash from operations. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $59.7 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price of Torreya is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Torreya as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Torreya’s business, its employees, and customer base. A significant amount of the goodwill is expected to be deductible for federal income tax purposes.

The adjustments to goodwill and intangible assets during the three months ended March 31, 2023 are primarily attributable to the acquisition of Torreya, which closed on March 1, 2023.

Intangible assets consist of acquired customer relationships, trade names, non-compete agreements, core deposits, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$225,783	$112,836	$225,631	$109,216
Trade names	30,359	21,082	30,359	20,861
Non-compete agreements	9,440	7,434	9,440	7,158
Core deposits	8,615	7,612	8,615	7,389
Investment banking backlog	5,545	4,489	5,545	4,377
Estimated Torreya intangibles (1)	6,000	100	—	—
	$285,742	$153,553	$279,590	$149,001

(1) See discussion regarding the allocation of the estimated goodwill and intangibles recorded for the Torreya acquisition.

Amortization expense related to intangible assets was $4.4 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at March 31, 2023, are: customer relationships, 8.9 years; trade names, 7.1 years; non-compete agreements, 4.2 years; core deposits, 1.5 years; investment banking backlog, 6.2 years; and Torreya intangibles, 4.9 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of March 31, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2023	$13,358
2024	17,009
2025	14,815
2026	14,160
2027	12,949
Thereafter	57,780
$130,071

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

Our uncommitted secured lines of credit at March 31, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $55.0 million during the three months ended March 31, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three months ended March 31, 2023 was 4.92%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2023, there were no Federal Home Loan advances.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of March 31, 2023.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(10,178)	(10,446)
Senior notes, net	$1,114,822	$1,114,554

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Demand deposits (interest-bearing)	$27,862,336	$26,805,073
Demand deposits (non-interest-bearing)	456,091	305,138
Certificates of deposit	6,900	6,900
	$28,325,327	$27,117,111

The weighted-average interest rate on deposits was 2.02% and 0.58% at March 31, 2023 and December 31, 2022, respectively.

Scheduled maturities of certificates of deposit at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Certificates of deposit, less than $100,000:
Within one year	$11	$11
One to three years	5	5
Three to five years	—	—
	$16	$16
Certificates of deposit, $100,000 and greater:
Within one year	$6,884	$6,884
One to three years	—	—
Three to five years	—	—
	6,884	6,884
	$6,900	$6,900

At March 31, 2023 and December 31, 2022, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $8.7 million and $9.8 million, respectively. Brokerage customers’ deposits were $24.8 billion and $25.3 billion, respectively.

NOTE 12 – Derivative Instruments and Hedging Activities

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

The following tables provide the notional values and fair values of our derivative instruments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$116,772	$116,758	$1,697,461

	December 31, 2022
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$142,042	$142,028	$1,395,135

The scheduled maturities of our derivative instruments as of March 31, 2023, are as follows (in thousands):

Within one year	$54,569
One to three years	431,056
Three to five years	259,709
Five to ten years	804,543
Ten to fifteen years	126,509
Fifteen years and thereafter	21,075
$1,697,461

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Swaps	$1,527,461	$1,375,135
Written options	170,000	20,000
	$1,697,461	$1,395,135

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$200,533	$549,215	$116,772	$866,520
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	200,533	549,215	116,772	866,520
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(30,667)	(24,355)	(9,272)	(64,294)
Available collateral	(155,175)	(524,798)	(80,158)	(760,131)
Net amount	$14,691	$62	$27,342	$42,095

	As of December 31, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$219,052	$348,162	$142,042	$709,256
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	219,052	348,162	142,042	709,256
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,647)	(12,028)	(1,959)	(60,634)
Available collateral	(160,139)	(334,537)	(55,568)	(550,244)
Net amount	$12,266	$1,597	$84,515	$98,378
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $549.8 million and $346.5 million at March 31, 2023 and December 31, 2022, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $73.0 million and $50.0 million at March 31, 2023 and December 31, 2022, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(100,973)	$(429,726)	$(116,758)	$(647,457)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(100,973)	(429,726)	(116,758)	(647,457)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	30,667	24,355	9,272	64,294
Collateral pledged	70,290	405,371	20,974	496,635
Net amount	$(16)	$—	$(86,512)	$(86,528)

	As of December 31, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(68,105)	$(212,011)	$(142,028)	$(422,144)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(68,105)	(212,011)	(142,028)	(422,144)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,647	12,028	1,959	60,634
Collateral pledged	21,448	199,983	25,850	247,281
Net amount	$(10)	$—	$(114,219)	$(114,229)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $442.9 million and $218.3 million at March 31, 2023 and December 31, 2022, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $18.8 million and $24.1 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2023, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of March 31, 2023, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $50.8 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2023, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

The Company has also been contacted by the CFTC in connection with an investigation of the use of non-Stifel communications platforms for business-related communications by employees who were associated persons of CFTC registrants. At this time, based upon currently available information and review with outside counsel, the Company is not able to estimate the outcome of this matter, including the range of possible ultimate resolutions.

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

At March 31, 2023, Stifel had net capital of $514.5 million, which was 44.6% of aggregate debit items and $491.5 million in excess of its minimum required net capital. At March 31, 2023, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2023, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At March 31, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of March 31, 2023 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,280,309	13.9%	$1,059,010	4.5%	$1,529,681	6.5%
Tier 1 capital	3,965,309	16.8%	1,412,013	6.0%	1,882,684	8.0%
Total capital	4,170,458	17.7%	1,882,684	8.0%	2,353,356	10.0%
Tier 1 leverage	3,965,309	10.9%	1,456,604	4.0%	1,820,755	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,590,068	11.0%	$650,793	4.5%	$940,034	6.5%
Tier 1 capital	1,590,068	11.0%	867,724	6.0%	1,156,965	8.0%
Total capital	1,713,883	11.9%	1,156,965	8.0%	1,446,207	10.0%
Tier 1 leverage	1,590,068	7.5%	845,785	4.0%	1,057,231	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$596,152	13.1%	$204,673	4.5%	$295,639	6.5%
Tier 1 capital	596,152	13.1%	272,897	6.0%	363,863	8.0%
Total capital	622,998	13.7%	363,863	8.0%	454,829	10.0%
Tier 1 leverage	596,152	7.5%	319,780	4.0%	399,725	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 13 years. At March 31, 2023 and December 31, 2022, operating lease right-of-use assets were $748.5 million and $775.9 million, respectively, and lease liabilities were $793.4 million and $819.7 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$26,429	$26,731
Short-term lease cost	330	218
Variable lease cost	1,113	399
Sublease income	(289)	(615)
Net lease cost	$27,583	$26,733

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended March 31, 2023 (in thousands):

Operating lease cash flows	$27,383
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,443
Weighted-average remaining lease term (years)	11.0
Weighted-average discount rate	4.05%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of March 31, 2023, (in thousands, except percentages).

Remainder of 2023	$78,490
2024	102,664
2025	97,700
2026	97,885
2027	96,480
Thereafter	527,538
Total undiscounted lease payments	1,000,757
Imputed interest	(207,345)
Total operating lease liabilities	$793,412

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers:
Commissions	$169,550	$195,909
Investment banking	211,879	254,846
Asset management	315,569	341,636
Other	1,227	2,175
Total revenue from contracts with customers	698,225	794,566
Other sources of revenue:
Interest	451,564	165,435
Principal transactions	115,522	159,270
Other	(3,520)	6,713
Total revenues	$1,261,791	$1,125,984

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$110,191	$59,359	$—	$169,550
Capital raising	4,158	56,658	—	60,816
Advisory	—	151,063	—	151,063
Investment banking	4,158	207,721	—	211,879
Asset management	315,537	32	—	315,569
Other	1,184	—	43	1,227
Total	431,070	267,112	43	698,225
Primary Geographic Region:
United States	431,070	210,877	43	641,990
United Kingdom	—	23,383	—	23,383
Canada	—	22,523	—	22,523
Other	—	10,329	—	10,329
	$431,070	$267,112	$43	$698,225

	Three Months Ended March 31, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$130,776	$65,133	$—	$195,909
Capital raising	5,147	68,303	—	73,450
Advisory	—	181,396	—	181,396
Investment banking	5,147	249,699	—	254,846
Asset management	341,613	23	—	341,636
Other	2,122	—	53	2,175
Total	479,658	314,855	53	794,566
Primary Geographic Region:
United States	479,658	262,586	53	742,297
United Kingdom	—	34,308	—	34,308
Canada	—	9,341	—	9,341
Other	—	8,620	—	8,620
	$479,658	$314,855	$53	$794,566

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2023. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2023.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $148.7 million and $141.2 million at March 31, 2023 and December 31, 2022, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the three months ended March 31, 2023.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2023 and December 31, 2022 was $21.8 million and $12.8 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.
NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans held for investment, net	$295,052	$121,337
Investment securities	108,327	34,262
Margin balances	14,871	6,912
Financial instruments owned	3,721	5,420
Other	29,593	(2,496)
	$451,564	$165,435
Interest expense:
Bank deposits	$137,288	$929
Senior notes	12,506	11,425
Other	5,204	(2,897)
	$154,998	$9,457

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 5.4 million shares at March 31, 2023.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $29.6 million and $32.9 million for the three months ended March 31, 2023 and 2022, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $23.9 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively.

Deferred Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to three years.

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At March 31, 2023, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.1 million, of which 13.6 million were unvested.

At March 31, 2023, there was unrecognized compensation cost for deferred awards of approximately $821.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.6 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2023 and December 31, 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.9 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $429.7 million and $212.0 million, respectively.

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

At March 31, 2023 and December 31, 2022, Stifel Bancorp had outstanding commitments to originate loans aggregating $234.8 million and $164.6 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2023, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2023 and December 31, 2022, Stifel Bancorp had outstanding letters of credit totaling $21.3 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at March 31, 2023, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2023 and December 31, 2022, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $6.1 billion and $6.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2023 and December 31, 2022, the expected credit losses for unfunded lending commitments was $35.7 million and $36.2 million, respectively.

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

Information concerning operations in these segments of business for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues: (1)
Global Wealth Management	$757,186	$681,725
Institutional Group	332,613	431,363
Other	16,994	3,439
	$1,106,793	$1,116,527
Income/(loss) before income taxes:
Global Wealth Management	$316,109	$225,413
Institutional Group	33,720	96,628
Other	(139,946)	(94,932)
	$209,883	$227,109

(1)
No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2023 and 2022.

The following table presents our company’s total assets on a segment basis at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Global Wealth Management	$33,650,120	$32,449,466
Institutional Group	4,613,689	4,285,212
Other	333,844	461,446
	$38,597,653	$37,196,124

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$1,038,895	$1,055,102
United Kingdom	33,197	43,864
Canada	21,978	7,451
Other	12,723	10,110
	$1,106,793	$1,116,527

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$157,539	$173,549
Preferred dividends	9,320	9,320
Net income available to common shareholders	$148,219	$164,229
Shares for basic and diluted calculation:
Average shares used in basic computation	108,754	109,205
Dilutive effect of stock options and units (1)	6,636	8,935
Average shares used in diluted computation	115,390	118,140
Earnings per common share:
Basic	$1.36	$1.50
Diluted	$1.28	$1.39

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three months ended March 31, 2023 and 2022, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2023, we declared and paid cash dividends of $0.36 per common share. During the three months ended March 31, 2022, we declared and paid cash dividends of $0.30 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2023, the maximum number of shares that may yet be purchased under this plan was 7.6 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2023, we repurchased $94.5 million or 1.5 million shares using existing Board authorizations at an average price of $65.07 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended March 31, 2022.

Issuance of Common Stock

During the three months ended March 31, 2023, we issued 2.2 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

NOTE 25 – Variable Interest Entities

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

Debt and Equity Investments

Our exposure to loss is limited to the total of our carrying value. These investment vehicles have net assets, primarily consisting of cash and cash equivalents, aircraft, aircraft engine-related assets, receivables, other assets, and debt. For these investments, our involvement is primarily limited to management fee arrangements as stipulated by the operating agreements. We have concluded that we are not the primary beneficiary of these VIEs, and therefore, we do not consolidate these entities.

The following tables present the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	March 31, 2023
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$409,254	$288,661	$24,943
Partnership Interests	395,677	2,564	—
	$804,931	$291,225	$24,943

	December 31, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$388,408	$296,375	$14,776
Partnership Interests	402,703	1,180	—
	$791,111	$297,555	$14,776

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “External Factors Impacting Our Business” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Impact of Interest Rates

During the first quarter of 2023, the Federal Reserve (“FED”) remained committed to tightening monetary policy as a means of combating inflation. While modest decreases in key inflationary measures such as the Consumer Price Index demonstrated that the rate increases implemented throughout 2022 were beginning to have their intended impact, unexpectedly strong job growth and consumer spending data led the FED to conclude that further short-term rate increases were necessary. As a result, the FED increased the Federal funds rate by 50 basis point to a target range of 4.75% to 5.00% during the three months ended March 31, 2023. However, the smaller nature (25 basis point) of both first quarter 2023 rate increases balances the FED’s intention not to ‘over-tighten,’ while also acknowledging that a contraction in bank lending in light of the Silicon Valley Bank and Signature Bank failures will likely help ease inflation. As a result of the banking failures, the FED has signaled that it will proceed with both prudence and patience in determining whether additional rate increases are warranted when it meets in May 2023.

The unexpected failure of two commercial banks (Silicon Valley Bank and Signature Bank) during the quarter, resulted from the rapid increase in interest rates during 2022 and the consequential impact on the value of fixed income investments by these banks and many others. The increases in rates, which are intended to reduce inflation, are also likely to reduce economic activity possibly leading to a recession in the coming months. These factors have already reduced customer confidence and are likely to continue to reduce discretionary spending, increase volatility in financial markets, and reduce revenues the Company derives from commissions and possibly from fees based on the value of client assets managed by the Company should equity prices decline. The increases in the Federal funds rate are favorable to the Company's interest-based revenue. However, increases in interest rates will increase fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, though such increases may be offset to some extent if the cash sweep balances decrease as clients seek higher-yielding investments. These rate increases will also increase the rates the Company charges on margin balances and have a positive impact on our earnings.

Executive Summary

We operate as a financial services and bank holding company. We have built a diversified business serving private clients, institutional investors, and investment banking clients located across the U.S., Europe, and Canada. Our principal activities are: (i) private client services, including securities transaction and financial planning services; (ii) institutional equity and fixed income sales, trading and research, and municipal finance; (iii) investment banking services, including mergers and acquisitions, public offerings, and private placements; and (iv) retail and commercial banking, including personal and commercial lending programs.

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

On March 1, 2023, the Company acquired Torreya Partners LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry.

Results for the three months ended March 31, 2023

For the three months ended March 31, 2023, net revenues decreased 0.9% to $1.11 billion from $1.12 billion during the comparable period in 2022. Net income available to common shareholders decreased 9.7% to $148.2 million, or $1.28 per diluted common share for the three months ended March 31, 2023, compared to $164.2 million, or $1.39 per diluted common share during the comparable period in 2022.

Our revenue decline was primarily attributable to lower transactional, capital-raising, advisory, and asset management revenues during the quarter, partially offset by higher net interest income.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2023, the NASDAQ, S&P 500, and Dow Jones Industrial Average, closed 16.8%, 7.0%, and 0.4% higher than their December 31, 2022 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$169,550	$195,909	(13.5)	15.3%	17.5%
Principal transactions	115,522	159,270	(27.5)	10.5	14.3
Transactional revenues	285,072	355,179	(19.7)	25.8	31.8
Investment banking	211,879	254,846	(16.9)	19.1	22.8
Asset management	315,569	341,636	(7.6)	28.5	30.6
Interest	451,564	165,435	173.0	40.8	14.8
Other income	(2,293)	8,888	(125.8)	(0.2)	0.8
Total revenues	1,261,791	1,125,984	12.1	114.0	100.8
Interest expense	154,998	9,457	n/m	14.0	0.8
Net revenues	1,106,793	1,116,527	(0.9)	100.0	100.0
Non-interest expenses:
Compensation and benefits	651,190	673,691	(3.3)	58.8	60.3
Occupancy and equipment rental	82,140	77,026	6.6	7.4	6.9
Communication and office supplies	46,136	42,456	8.7	4.2	3.8
Commissions and floor brokerage	14,440	15,887	(9.1)	1.3	1.4
Provision for credit losses	4,920	8,240	(40.3)	0.4	0.7
Other operating expenses	98,084	72,118	36.0	8.9	6.6
Total non-interest expenses	896,910	889,418	0.8	81.0	79.7
Income before income taxes	209,883	227,109	(7.6)	19.0	20.3
Provision for income taxes	52,344	53,560	(2.3)	4.8	4.8
Net income	157,539	173,549	(9.2)	14.2	15.5
Preferred dividends	9,320	9,320	—	0.8	0.8
Net income available to common shareholders	$148,219	$164,229	(9.7)	13.4%	14.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Net revenues:
Commissions	$169,550	$195,909	(13.5)
Principal transactions	115,522	159,270	(27.5)
Transactional revenues	285,072	355,179	(19.7)
Capital raising	60,816	73,450	(17.2)
Advisory	151,063	181,396	(16.7)
Investment banking	211,879	254,846	(16.9)
Asset management	315,569	341,636	(7.6)
Net interest	296,566	155,978	90.1
Other income	(2,293)	8,888	(125.8)
Total net revenues	$1,106,793	$1,116,527	(0.9)

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2023, commission revenues decreased 13.5% to $169.6 million from $195.9 million in the comparable period in 2022.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended March 31, 2023, principal transactions revenues decreased 27.5% to $115.5 million from $159.3 million in the comparable period in 2022.

Transactional revenues – For the three months ended March 31, 2023, transactional revenues decreased 19.7% to $285.1 million from $355.2 million in the comparable period in 2022 as a result of a decrease in client activity. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2023, investment banking revenues decreased 16.9% to $211.9 million from $254.8 million in the comparable period in 2022.

Capital-raising revenues decreased 17.2% to $60.8 million for the three months ended March 31, 2023 from $73.5 million in the comparable period in 2022. For the three months ended March 31, 2023, equity capital-raising revenues decreased 18.8% to $26.6 million from $32.9 million in the comparable period in 2022. The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the three months ended March 31, 2023, fixed income capital-raising revenues decreased 15.9% to $34.2 million from $40.6 million in the comparable period in 2022 as microeconomic conditions contributed to lower bond issuances during the first quarter of 2023.

Advisory revenues decreased 16.7% to $151.1 million for the three months ended March 31, 2023 from $181.4 million in the comparable period in 2022. The decrease is primarily attributable to lower completed advisory transactions.

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

For the three months ended March 31, 2023, asset management revenues decreased 7.6% to $315.6 million from $341.6 million in the comparable period in 2022. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended March 31, 2023, other income decreased 125.8% to a loss of $2.3 million from $8.9 million during the comparable period in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees from the comparable period in 2022.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,989,550	$22,725	4.57%	$1,340,266	$1,084	0.32%
Financial instruments owned	877,653	3,721	1.70	1,176,011	5,420	1.84
Margin balances	831,225	14,871	7.16	1,089,638	6,912	2.54
Investment portfolio	7,831,246	108,327	5.53	7,384,198	34,262	1.86
Loans	20,936,338	295,052	5.64	17,478,427	121,337	2.78
Other interest-bearing assets	797,285	6,868	3.45	760,224	(3,580)	(1.88)
Total interest-earning assets/interest income	$33,263,297	$451,564	5.43%	$29,228,764	$165,435	2.26%
Interest-bearing liabilities:
Stock loan	$135,840	$(2,785)	(8.20%)	$328,932	$(6,431)	(7.82%)
Senior notes	1,114,646	12,506	4.49	1,113,571	11,425	4.10
Stifel Capital Trusts	60,000	1,044	6.96	60,000	310	2.07
Deposits	27,138,005	137,288	2.02	23,129,866	929	0.02
FHLB	5,556	68	4.92	40,422	31	0.30
Other interest-bearing liabilities	969,047	6,877	2.84	1,170,392	3,193	1.09
Total interest-bearing liabilities/interest expense	$29,423,094	154,998	2.11%	$25,843,183	9,457	0.15%
Net interest income/margin		$296,566	3.57%		$155,978	2.13%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2023, net interest income increased to $296.6 million from $156.0 million during the comparable period in 2022.

For the three months ended March 31, 2023, interest revenue increased 173.0% to $451.6 million from $165.4 million in the comparable period in 2022, principally as a result of an increase in interest rates and interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $29.7 billion during the three months ended March 31, 2023 compared to $25.5 billion during the comparable period in 2022 at average interest rates of 5.58% and 2.45%, respectively.

For the three months ended March 31, 2023, interest expense increased to $155.0 million from $9.5 million during the comparable period in 2022. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.1 billion during the three months ended March 31, 2023 compared to $23.2 billion during the comparable period in 2022 at average interest rates of 2.02% and 0.02%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Non-interest expenses:
Compensation and benefits	$651,190	$673,691	(3.3)
Occupancy and equipment rental	82,140	77,026	6.6
Communications and office supplies	46,136	42,456	8.7
Commissions and floor brokerage	14,440	15,887	(9.1)
Provision for credit losses	4,920	8,240	(40.3)
Other operating expenses	98,084	72,118	36.0
Total non-interest expenses	$896,910	$889,418	0.8

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

For the three months ended March 31, 2023, compensation and benefits expense decreased 3.3% to $651.2 million from $673.7 million during the comparable period in 2022. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 58.8% for the three months ended March 31, 2023, compared to 60.3% for the three months ended March 31, 2022. The compensation ratio in the first quarter of 2023 benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the three months ended March 31, 2023, occupancy and equipment rental expense increased 6.6% to $82.1 million from $77.0 million during the comparable period in 2022. The increase is primarily attributable to higher furniture and equipment and data processing costs associated with the continued investments made in our business.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2023, communications and office supplies expense increased 8.7% to $46.1 million from $42.5 million during the comparable period in 2022. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the three months ended March 31, 2023, commissions and floor brokerage expense decreased 9.1% to $14.4 million from $15.9 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses, partially offset by higher electronic communication network (“ECN”) trading costs and processing expenses.

Provision for credit losses – For the three months ended March 31, 2023, provision for credit losses decreased 40.3% to $4.9 million from $8.2 million during the comparable period in 2022. The decrease is primarily attributable to reserve reductions during the quarter, partially offset by growth in our loan portfolio.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2023, other operating expenses increased 36.0% to $98.1 million from $72.1 million during the comparable period in 2022. The increase is primarily attributable to increases in travel and entertainment expenses, conference-related expenses, litigation expense, professional fees, subscriptions, FDIC-insurance expense, advertising, and settlement-related expenses.

Provision for income taxes – For the three months ended March 31, 2023, our provision for income taxes was $52.3 million, representing an effective tax rate of 24.9%, compared to $53.6 million for the comparable period in 2022, representing an effective tax rate of 23.6%.

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

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$110,191	$130,776	(15.7)	14.6%	19.2%
Principal transactions	51,064	45,544	12.1	6.7	6.7
Transactional revenues	161,255	176,320	(8.5)	21.3	25.9
Asset management	315,537	341,613	(7.6)	41.7	50.1
Investment banking	4,158	5,147	(19.2)	0.5	0.8
Interest	430,548	163,950	162.6	56.9	24.0
Other income	(5,696)	1,885	(402.2)	(0.8)	0.3
Total revenues	905,802	688,915	31.5	119.6	101.1
Interest expense	148,616	7,190	n/m	19.6	1.1
Net revenues	757,186	681,725	11.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	342,423	364,993	(6.2)	45.2	53.5
Occupancy and equipment rental	41,391	36,937	12.1	5.5	5.4
Communication and office supplies	15,756	14,675	7.4	2.1	2.2
Commissions and floor brokerage	6,335	6,887	(8.0)	0.8	1.0
Provision for credit losses	4,920	8,240	(40.3)	0.6	1.2
Other operating expenses	30,252	24,580	23.1	4.1	3.6
Total non-interest expenses	441,077	456,312	(3.3)	58.3	66.9
Income before income taxes	$316,109	$225,413	40.2	41.7%	33.1%

	March 31,
	2023	2022
Branch offices	397	395
Financial advisors	2,248	2,229
Independent contractors	102	92
Total financial advisors	2,350	2,321

NET REVENUES

For the three months ended March 31, 2023, Global Wealth Management net revenues increased 11.1% to a record $757.2 million from $681.7 million for the comparable period in 2022. The increase in net revenues over the comparable period in 2022 is primarily attributable to an increase in net interest income and principal transactions revenue, partially offset by lower asset management revenues, commissions revenues, other income, and investment banking revenues.

Commissions – For the three months ended March 31, 2023, commission revenues decreased 15.7% to $110.2 million from $130.8 million in the comparable period in 2022.

Principal transactions – For the three months ended March 31, 2023, principal transactions revenues increased 12.1% to $51.1 million from $45.5 million in the comparable period in 2022. The increase is primarily attributable to an increase in municipal bond issuances over the comparable period in 2022.

Transactional revenues – For the three months ended March 31, 2023, transactional revenues decreased 8.5% to $161.3 million from $176.3 million in the comparable period in 2022 as a result of a decrease in client activity, partially offset by an increase in municipal bond issuances.

Asset management – For the three months ended March 31, 2023, asset management revenues decreased 7.6% to $315.5 million from $341.6 million in the comparable period in 2022. The decrease is primarily attributable to lower asset values. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	3/31/23	3/31/22	% Change	12/31/22	% Change
Client assets	$405,988,000	$421,414,000	(3.7)	$389,818,000	4.1
Fee-based client assets	$149,541,000	$157,910,000	(5.3)	$144,952,000	3.2
Number of client accounts	1,188,000	1,140,000	4.2	1,183,000	0.4
Number of fee-based client accounts	321,000	307,000	4.6	319,000	0.6

The decrease in the value of our client assets and fee-based assets was primarily attributable to the decline in the markets, partially offset by asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 19.2% to $4.2 million for the three months ended March 31, 2023 from $5.1 million during the comparable period in 2022. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2023, interest revenue increased 162.6% to $430.5 million from $164.0 million in the comparable period in 2022. The increase is primarily attributable to higher interest rates and interest-earning assets. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended March 31, 2023, other income decreased 402.2% to a loss of $5.7 million from $1.9 million in the comparable period in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees from the comparable period in 2022.

Interest expense – For the three months ended March 31, 2023, interest expense increased to $148.6 million from $7.2 million in the comparable period in 2022. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$916,145	$11,244	4.91%	$549,482	$306	0.22%
U.S. government agencies	2,347	12	2.09	2,995	13	1.73
State and municipal securities (tax-exempt) (1)	2,350	18	3.00	2,370	12	1.97
Mortgage-backed securities	986,568	5,380	2.18	1,007,256	4,408	1.75
Corporate fixed income securities	637,486	4,156	2.61	772,950	4,973	2.57
Asset-backed securities	6,202,495	98,761	6.37	5,598,627	24,856	1.78
Federal Home Loan Bank and other capital stock	57,412	554	3.86	50,066	359	2.87
Loans (2)
Securities-based loans	2,637,992	42,489	6.44	2,910,709	14,425	1.98
Commercial and industrial	4,816,281	94,258	7.83	4,379,966	41,283	3.77
Fund banking	4,396,455	76,297	6.94	3,176,050	20,840	2.62
Residential real estate	7,446,084	53,479	2.87	5,684,563	35,531	2.50
Commercial real estate	666,792	10,949	6.57	462,943	2,917	2.52
Home equity lines of credit	107,547	2,012	7.48	83,603	622	2.98
Construction and land	612,567	11,477	7.49	525,286	4,266	3.25
Other	46,363	726	6.27	33,549	183	2.18
Loans held for sale	206,257	3,365	6.53	221,758	1,270	2.29
Total interest-earning assets (3)	$29,741,141	$415,177	5.58%	$25,462,173	$156,264	2.45%
Cash and due from banks	12,283			12,421
Other non interest-earning assets	162,716			160,113
Total assets	$29,916,140			$25,634,707
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,808,784	$126,533	1.96%	$22,031,599	$699	0.01%
Time deposits	6,903	50	2.91	24,556	161	2.62
Demand deposits	1,321,850	10,704	3.24	1,073,467	69	0.03
Savings	468	1	0.67	244	—	0.02
Federal Home Loan Bank advances	5,556	68	4.92	40,422	31	0.30
Other borrowings	867	38	17.48	1,063	35	13.24
Total interest-bearing liabilities (3)	27,144,428	137,394	2.02%	23,171,351	995	0.02%
Non-interest-bearing deposits	441,789			631,904
Other non-interest bearing liabilities	163,370			84,225
Total liabilities	27,749,587			23,887,480
Stockholders’ equity	2,166,553			1,747,227
Total liabilities and stockholders’ equity	$29,916,140			$25,634,707
Net interest income/spread		$277,783	3.56%		$155,269	2.43%
Net interest margin			3.74%			2.44%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$336	$10,602	$10,938
U.S. government agencies	(27)	26	(1)
State and municipal securities (tax-exempt)	(1)	7	6
Mortgage-backed securities	(89)	1,061	972
Corporate fixed income securities	(884)	67	(817)
Asset-backed securities	2,959	70,946	73,905
Federal Home Loan Bank and other capital stock	58	137	195
Loans
Securities-based loans	(1,219)	29,283	28,064
Commercial and industrial	4,488	48,487	52,975
Fund banking	10,503	44,954	55,457
Residential real estate	12,118	5,830	17,948
Commercial real estate	1,728	6,304	8,032
Home equity lines of credit	221	1,169	1,390
Construction and land	813	6,398	7,211
Other	92	451	543
Loans held for sale	(82)	2,177	2,095
	$31,014	$227,899	$258,913
Interest expense:
Deposits:
Money market	$140	125,694	$125,834
Time deposits	(131)	20	(111)
Demand deposits	20	10,615	10,635
Savings	—	1	1
Federal Home Loan Bank advances	(3)	40	37
Other borrowings	(5)	8	3
	$21	$136,378	$136,399

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

For the three months ended March 31, 2023, interest revenue of $415.2 million was generated from average interest-earning assets of $29.7 billion at an average interest rate of 5.58%. Interest revenue of $156.3 million for the comparable period in 2022 was generated from average interest-earning assets of $25.5 billion at an average interest rate of 2.45%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended March 31, 2023, interest expense of $137.4 million was incurred from average interest-bearing liabilities of $27.1 billion at an average interest rate of 2.02%. Interest expense of $1.0 million for the comparable period in 2022 was incurred from average interest-bearing liabilities of $23.2 billion at an average interest rate of 0.02%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2023, Global Wealth Management non-interest expenses decreased 3.3% to $441.1 million from $456.3 million for the comparable period in 2022.

Compensation and benefits – For the three months ended March 31, 2023, compensation and benefits expense decreased 6.2% to $342.4 million from $365.0 million during the comparable period in 2022. The decrease is primarily attributable to lower variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 45.2% for the three months ended March 31, 2023, compared to 53.5% for the comparable period in 2022. The decrease is primarily attributable to lower compensable revenues over the comparable period in 2022.

Occupancy and equipment rental – For the three months ended March 31, 2023, occupancy and equipment rental expense increased 12.1% to $41.4 million from $36.9 million during the comparable period in 2022. The increase is primarily attributable to higher furniture and equipment and data processing costs associated with the continued investments made in our business and higher occupancy costs as a result of an increase in locations over the comparable period in 2022.

Communications and office supplies – For the three months ended March 31, 2023, communications and office supplies expense increased 7.4% to $15.8 million from $14.7 million during the comparable period in 2022. The increase is primarily attributable to higher postage and shipping expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2023, commissions and floor brokerage expense decreased 8.0% to $6.3 million from $6.9 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses, partially offset by higher processing expenses.

Provision for credit losses – For the three months ended March 31, 2023, provision for credit losses decreased 40.3% to $4.9 million from $8.2 million during the comparable period in 2022. The decrease is primarily attributable to reserve reductions during the quarter, partially offset by growth in our loan portfolio.

Other operating expenses – For the three months ended March 31, 2023, other operating expenses increased 23.1% to $30.3 million from $24.6 million during the comparable period in 2022. The increase is primarily attributable to increases in travel and entertainment expense, conference-related expenses, subscriptions, and FDIC-insurance expense, partially offset by decreases in litigation expense, advertising expenses, and professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2023, income before income taxes increased 40.2% to $316.1 million from $225.4 million during the comparable period in 2022.

Profit margins (income before income taxes as a percent of net revenues) have increased to 41.7% for the three months ended March 31, 2023, from 33.1% during the comparable period in 2022. The improved profit margin is a result of strong revenue growth and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

Results of Operations – Institutional Group

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$59,359	$65,133	(8.9)	17.8%	15.1%
Principal transactions	64,458	113,726	(43.3)	19.4	26.4
Transactional revenues	123,817	178,859	(30.8)	37.2	41.5
Capital raising	56,658	68,303	(17.0)	17.1	15.8
Advisory	151,063	181,396	(16.7)	45.4	42.1
Investment banking	207,721	249,699	(16.8)	62.5	57.9
Interest	5,465	5,273	3.6	1.6	1.2
Other income	2,296	589	289.8	0.7	0.1
Total revenues	339,299	434,420	(21.9)	102.0	100.7
Interest expense	6,686	3,057	118.7	2.0	0.7
Net revenues	332,613	431,363	(22.9)	100.0	100.0
Non-interest expenses:
Compensation and benefits	205,905	252,347	(18.4)	61.9	58.5
Occupancy and equipment rental	21,273	20,160	5.5	6.4	4.7
Communication and office supplies	25,247	23,075	9.4	7.6	5.3
Commissions and floor brokerage	8,105	9,000	(9.9)	2.4	2.1
Other operating expenses	38,363	30,153	27.2	11.6	7.0
Total non-interest expenses	298,893	334,735	(10.7)	89.9	77.6
Income before income taxes	$33,720	$96,628	(65.1)	10.1%	22.4%

NET REVENUES

For the three months ended March 31, 2023, Institutional Group net revenues decreased 22.9% to $332.6 million from $431.4 million for the comparable period in 2022. The decrease in net revenues was primarily attributable to lower transactional revenues, advisory revenues, and capital-raising revenues, partially offset by an increase in other income.

Commissions – For the three months ended March 31, 2023, commission revenues decreased 8.9% to $59.4 million from $65.1 million in the comparable period in 2022.

Principal transactions – For the three months ended March 31, 2023, principal transactions revenues decreased 43.3% to $64.5 million from $113.7 million in the comparable period in 2022.

Transactional revenues – For the three months ended March 31, 2023, institutional transactional revenues decreased 30.8% to $123.8 million from $178.9 million in the comparable period in 2022.

For the three months ended March 31, 2023, fixed income institutional transactional revenues decreased 41.6% to $71.4 million from $122.3 million in the comparable period in 2022. The decrease in fixed income institutional transactional revenues is primarily attributable to decreased activity in our rates business.

For the three months ended March 31, 2023, equity institutional transactional revenues decreased 7.4% to $52.4 million from $56.6 million during the comparable period in 2022. The decline in equity institutional transactional revenues is primarily attributable to declines in activity, partially offset by lower trading losses in 2023.

Investment banking – For the three months ended March 31, 2023, investment banking revenues decreased 16.8% to $207.7 million from $249.7 million during the comparable period in 2022.

For the three months ended March 31, 2023, capital-raising revenues decreased 17.0% to $56.7 million from $68.3 million in the comparable period in 2022.

For the three months ended March 31, 2023, equity capital-raising revenues decreased 16.2% to $24.7 million from $29.4 million during the comparable period in 2022. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the three months ended March 31, 2023, fixed income capital-raising revenues decreased 17.7% to $32.0 million from $38.9 million during the comparable period in 2022. The decrease is primarily attributable to lower bond issuances as a result of the microeconomic conditions that existed during the first quarter of 2023.

For the three months ended March 31, 2023, advisory revenues decreased 16.7% to $151.1 million from $181.4 million in the comparable period in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions over the comparable period in 2022.

Interest – For the three months ended March 31, 2023, interest increased 3.6% to $5.5 million from $5.3 million in the comparable period in 2022.

Other income – For the three months ended March 31, 2023, other income increased 289.8% to $2.3 million from $0.6 million in the comparable period in 2022.

Interest expense – For the three months ended March 31, 2023, interest expense increased 118.7% to $6.7 million from $3.1 million in the comparable period in 2022. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended March 31, 2023, Institutional Group non-interest expenses decreased 10.7% to $298.9 million from $334.7 million for the comparable period in 2022.

Compensation and benefits – For the three months ended March 31, 2023, compensation and benefits expense decreased 18.4% to $205.9 million from $252.3 million during the comparable period in 2022. The decrease is driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 61.9% for the three months ended March 31, 2023, compared to 58.5% for the comparable period in 2022. The increase is primarily attributable to lower compensable revenues.

Occupancy and equipment rental – For the three months ended March 31, 2023, occupancy and equipment rental expense increased 5.5% to $21.3 million from $20.2 million during the comparable period in 2022. The increase is attributable to higher occupancy and furniture and equipment costs associated with the continued investments made in our business, partially offset by lower data processing costs.

Communications and office supplies – For the three months ended March 31, 2023, communications and office supplies expense increased 9.4% to $25.2 million from $23.1 million during the comparable period in 2022. The increase is primarily attributable to higher communication and quote expenses.

Commissions and floor brokerage – For the three months ended March 31, 2023, commissions and floor brokerage expense decreased 9.9% to $8.1 million from $9.0 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses, partially offset by higher ECN trading costs.

Other operating expenses – For the three months ended March 31, 2023, other operating expenses increased 27.2% to $38.4 million from $30.2 million during the comparable period in 2022. The increase is primarily attributable to higher travel and entertainment expenses, conference-related expenses, litigation-related expenses, and subscription expenses, partially offset by lower settlement costs.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2023, income before income taxes for the Institutional Group segment decreased 65.1% to $33.7 million from $96.6 million during the comparable period in 2022.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 10.1% for the three months ended March 31, 2023, from 22.4% during the comparable period in 2022. Profit margins were negatively impacted by the decrease in net revenues from the comparable period in 2022.

Results of Operations – Other Segment

Three months ended March 31, 2023 Compared with Three months ended March 31, 2022

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Net revenues	$16,994	$3,439	394.2
Non-interest expenses:
Compensation and benefits	102,862	56,352	82.5
Other operating expenses	54,078	42,019	28.7
Total non-interest expenses	156,940	98,371	59.5
Loss before income taxes	$(139,946)	$(94,932)	47.4%

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

The following shows the expenses that are part of the Other segment related to acquisitions.

	Three Months Ended March 31,
	2023	2022	% Change
Non-interest expenses:
Compensation and benefits	$9,253	$9,311	(0.6)
Other operating expenses	8,136	5,481	48.4
Total non-interest expenses	$17,389	$14,792	17.6%

For the three months ended March 31, 2023, compensation and benefits expense remained relatively consistent with the comparable period in 2022 at $9.3 million.

For the three months ended March 31, 2023, other operating expenses increased 48.4% to $8.1 million from $5.5 million in 2022.

The expenses not associated with the activities described above in the Other segment are as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Non-interest expenses:
Compensation and benefits	$93,609	$47,041	99.0
Other operating expenses	45,942	36,538	25.7
Total non-interest expenses	$139,551	$83,579	67.0%

For the three months ended March 31, 2023, compensation and benefits expense increased 99.0% to $93.6 million from $47.0 million in 2022.

For the three months ended March 31, 2023, other operating expenses increased 25.7% to $45.9 million from $36.5 million in 2022.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $38.6 billion, were up 3.8% over December 31, 2022. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2023, our liabilities were comprised primarily of deposits of $28.3 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.2 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $907.2 million at our broker-dealer subsidiaries, and accrued employee compensation of $329.4 million. To meet our obligations to clients and operating needs, we had $12.3 billion of cash or assets readily convertible into cash at March 31, 2023.

Cash Flow

Cash and cash equivalents increased $565.8 million to $2.8 billion at March 31, 2023, from $2.2 billion at December 31, 2022. Operating activities used cash of $385.1 million. Investing activities used cash of $289.7 million due to the growth of the loan portfolio, cash used to fund acquisitions, fixed asset purchases, and investment securities purchases. Financing activities provided cash of $1.2 billion primarily due to an increase in bank deposits and securities loaned, partially offset by repurchases of our common stock, tax payments related to shares withheld for stock-based compensation, and dividends paid on our common and preferred stock.

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of our company. The Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate sensitivity of our company’s asset and liability position.

Our assets, consisting mainly of cash or assets readily convertible into cash, are our principal source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, corporate debt, debentures to trusts, client credit balances, short-term bank loans, and proceeds from securities lending, repurchase agreements, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis, securities lending, and repurchase agreements, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements. Interest rate increases may harm the value of our investment portfolio, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security.

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

As of March 31, 2023, we had $38.6 billion in assets, $12.3 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,765,747	$2,199,985
Receivables from brokers, dealers, and clearing organizations	457,739	418,091
Securities purchased under agreements to resell	549,215	348,162
Financial instruments owned at fair value	878,087	659,685
Available-for-sale securities at fair value	1,624,458	1,636,041
Held-to-maturity securities at amortized cost	5,984,822	5,990,451
Investments	38,459	38,278
Total cash and assets readily convertible to cash	$12,298,527	$11,290,693

As of March 31, 2023 and December 31, 2022, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2023		December 31, 2022
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$156,767	$—	$129,045	$—
Financial instruments owned at fair value	429,726	429,726	212,011	212,011
Investment portfolio (AFS & HTM)	—	2,079,737	—	2,090,583
	$586,493	$2,509,463	$341,056	$2,302,594

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At March 31, 2023, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See

Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2023, the maximum number of shares that may yet be purchased under this plan was 7.6 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At March 31, 2023, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2023, available cash and highly liquid investments comprised approximately 19% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.8 billion of cash and cash equivalents at March 31, 2023, compared to $2.2 billion at December 31, 2022. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.6 billion in available-for-sale investment securities at March 31, 2023, compared to $1.6 billion at December 31, 2022. As of March 31, 2023, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of March 31, 2023, we had $28.3 billion in deposits compared to $27.1 billion at December 31, 2022. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $24.8 billion and $25.3 billion at March 31, 2023 and December 31, 2022, respectively, which includes $10.8 billion and $8.7 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2023 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at March 31, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $55.0 million during the three months ended March 31, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rate during the three months ended March 31, 2023 on these advances was 4.92%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2023, there were no Federal Home Loan advances.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of March 31, 2023.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At March 31, 2023, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.8 billion at March 31, 2023 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2023, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Fed’s discount window at March 31, 2023. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $24.8 billion at March 31, 2023. At March 31, 2023, there was $26.0 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $40.1 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2023. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2023, and the years ended December 31, 2024, 2025, 2026, 2027, and thereafter are $121.2 million, $118.9 million, $98.0 million, $88.4 million, $69.8 million, and $163.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to three years.

At March 31, 2023, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.1 million, of which 13.6 million were unvested. At March 31, 2023, there was unrecognized compensation cost for deferred awards of approximately $821.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2023, and the years ended December 31, 2024, 2025, 2026, 2027, and thereafter are $181.5 million, $213.3 million, $175.3 million, $133.8 million, $73.5 million, and $43.8 million, respectively. These estimates could change if our forfeitures change from historical levels.

On March 1, 2023, the Company acquired Torreya Partners LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry.

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

At March 31, 2023, Stifel had net capital of $514.5 million, which was 44.6% of aggregate debit items and $491.5 million in excess of its minimum required net capital. At March 31, 2023, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2023, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2023, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At March 31, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For more information, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material updates to our critical accounting policies and estimates as disclosed in the MD&A of the Company's Annual Report on Form 10-K.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2023, and the daily VaR at March 31, 2023 and December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023			VaR Calculation at
	High	Low	Daily Average	March 31, 2023	December 31, 2022
Daily VaR	$11,953	$4,038	$7,838	$6,503	$6,293

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

The following table illustrates the estimated change in net interest income at March 31, 2023, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	10.3%
+100	5.2
0	—
-100	(1.1)
-200	(7.9)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2023 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$13,309,405	$480,100	$3,462,868	$4,030,768
Securities	6,191,813	58,283	688,949	923,533
Interest-bearing cash	1,633,576	—	—	—
	$21,134,794	$538,383	$4,151,817	$4,954,301
Interest-bearing liabilities:
Transaction accounts and savings	$27,893,376	$—	$—	$—
Certificates of deposit	6,884	14	5	—
	$27,900,260	$14	$5	$—
GAP	(6,765,466)	538,369	4,151,812	4,954,301
Cumulative GAP	$(6,765,466)	$(6,227,097)	$(2,075,285)	$2,879,016

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.9 billion and the fair value of the collateral that had been sold or repledged was $429.7 million.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems, and inadequacies or breaches in our control processes including cyber security incidents. We operate different businesses in diverse markets and are reliant on the ability of our associates and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by associates, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2023 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2023.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2022. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2023. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 - 31, 2023	358,246	$60.10	358,246	8,653,635
February 1 - 28, 2023	713,803	66.96	713,803	7,939,832
March 1 - 31, 2023	380,500	66.21	380,500	7,559,332
	1,452,549	$65.07	1,452,549

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2023, the maximum number of shares that may yet be purchased under this plan was 7.6 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022; (vi) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

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

Date: May 4, 2023