Form 10-Q
period 2023-06-30
STIFEL FINANCIAL CORP
filed 2023-08-09
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - August 3, 2023
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	104,448,600
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2023	December 31, 2022
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$1,907,926	$2,199,985
Cash segregated for regulatory purposes	21,372	29,017
Receivables:
Brokerage clients, net	894,900	924,385
Brokers, dealers, and clearing organizations	304,433	418,091
Securities purchased under agreements to resell	542,582	348,162
Financial instruments owned, at fair value	1,144,898	731,752
Available-for-sale securities, at fair value	1,582,418	1,636,041
Held-to-maturity securities, at amortized cost	5,951,482	5,990,451
Loans:
Held for investment, net	20,338,475	20,465,092
Held for sale, at lower of cost or market	224,017	156,912
Investments, at fair value	100,779	99,376
Fixed assets, net	198,054	200,043
Operating lease right-of-use assets, net	732,150	775,949
Goodwill	1,382,412	1,326,548
Intangible assets, net	127,019	130,589
Loans and advances to financial advisors and other employees, net	663,987	654,112
Deferred tax assets, net	162,411	159,207
Other assets	1,018,924	950,412
Total assets	$37,298,239	$37,196,124
Liabilities
Payables:
Brokerage clients	$880,211	$770,336
Brokers, dealers, and clearing organizations	188,881	94,954
Drafts	86,148	102,212
Securities sold under agreements to repurchase	318,321	212,011
Bank deposits	27,004,807	27,117,111
Financial instruments sold, but not yet purchased, at fair value	665,487	454,817
Accrued compensation	399,518	677,376
Accounts payable and accrued expenses	1,236,788	1,264,282
Senior notes	1,115,091	1,114,554
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	31,955,252	31,867,653
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,186 and 111,662,034 shares, respectively	16,749	16,749
Additional paid-in-capital	1,856,578	1,928,069
Retained earnings	3,286,777	3,169,095
Accumulated other comprehensive loss	(104,515)	(117,960)
Treasury stock, at cost, 6,773,134 and 6,314,033 shares, respectively	(397,602)	(352,482)
Total equity	5,342,987	5,328,471
Total liabilities and equity	$37,298,239	$37,196,124

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Commissions	$165,358	$186,681	$334,908	$382,590
Principal transactions	105,700	125,603	221,222	284,873
Investment banking	166,825	271,075	378,704	525,921
Asset management	320,264	331,264	635,833	672,900
Interest	482,770	212,754	934,334	378,189
Other income	894	(1,917)	(1,399)	6,971
Total revenues	1,241,811	1,125,460	2,503,602	2,251,444
Interest expense	191,090	17,334	346,088	26,791
Net revenues	1,050,721	1,108,126	2,157,514	2,224,653
Non-interest expenses:
Compensation and benefits	615,667	652,709	1,266,857	1,326,400
Occupancy and equipment rental	84,604	78,251	166,744	155,277
Communications and office supplies	44,969	43,645	91,105	86,101
Commissions and floor brokerage	14,112	15,106	28,552	30,993
Provision for credit losses	7,824	12,785	12,744	21,025
Other operating expenses	102,160	87,089	200,244	159,207
Total non-interest expenses	869,336	889,585	1,766,246	1,779,003
Income from operations before income tax expense	181,385	218,541	391,268	445,650
Provision for income taxes	47,033	57,725	99,377	111,285
Net income	134,352	160,816	291,891	334,365
Preferred dividends	9,320	9,321	18,640	18,641
Net income available to common shareholders	$125,032	$151,495	$273,251	$315,724

Earnings per common share:
Basic	$1.16	$1.39	$2.52	$2.89
Diluted	$1.10	$1.29	$2.38	$2.68

Cash dividends declared per common share	$0.36	$0.30	$0.72	$0.60

Weighted-average number of common shares outstanding:
Basic	107,944	109,083	108,360	109,144
Diluted	113,864	117,400	114,658	117,838

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$134,352	$160,816	$291,891	$334,365
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(13,651)	(57,699)	9,059	(135,530)
Foreign currency translation adjustment	957	10,260	4,386	20,769
Total other comprehensive income/(loss), net of tax	(12,694)	(47,439)	13,445	(114,761)
Comprehensive income	$121,658	$113,377	$305,336	$219,604

(1)
Net of tax benefit of $4.4 million and $17.0 million for the three months ended June 30, 2023 and 2022, respectively. Net of tax expense of $4.6 million and tax benefit of $38.2 million for the six months ended June 30, 2023 and 2022, respectively.
(2)
There were no reclassifications to earnings for the three months ended June 30, 2023. Net of reclassifications to earnings of realized losses of $5.6 million for the six months ended June 30, 2023. There were no reclassifications to earnings for the three and six months ended June 30, 2022.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2023	2022
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,830,637	1,852,276
Unit amortization, net of forfeitures	37,783	35,013
Distributions under employee plans	(11,844)	(2,815)
Other	2	(19)
Balance, end of period	1,856,578	1,884,455
Retained earnings:
Balance, beginning of period	3,209,815	2,834,224
Net income	134,352	160,816
Dividends declared:
Common	(43,837)	(37,400)
Preferred	(9,320)	(9,321)
Distributions under employee plans	(6,056)	(927)
Other	1,823	888
Balance, end of period	3,286,777	2,948,280
Accumulated other comprehensive loss:
Balance, beginning of period	(91,821)	(62,604)
Unrealized losses on securities, net of tax	(13,651)	(57,699)
Foreign currency translation adjustment, net of tax	957	10,260
Balance, end of period	(104,515)	(110,043)
Treasury stock, at cost:
Balance, beginning of period	(322,988)	(271,301)
Distributions under employee plans	12,207	2,263
Common stock repurchased	(86,821)	(30,666)
Balance, end of period	(397,602)	(299,704)
Total Shareholders' Equity	$5,342,987	$5,124,737

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,928,069	1,922,382
Unit amortization, net of forfeitures	77,564	81,178
Distributions under employee plans	(149,064)	(119,167)
Other	9	62
Balance, end of period	1,856,578	1,884,455
Retained earnings:
Balance, beginning of period	3,169,095	2,757,208
Net income	291,891	334,365
Dividends declared:
Common	(87,565)	(74,532)
Preferred	(18,640)	(18,641)
Distributions under employee plans	(69,829)	(50,911)
Other	1,825	791
Balance, end of period	3,286,777	2,948,280
Accumulated other comprehensive loss:
Balance, beginning of period	(117,960)	4,718
Unrealized gains/(losses) on securities, net of tax	9,059	(135,530)
Foreign currency translation adjustment, net of tax	4,386	20,769
Balance, end of period	(104,515)	(110,043)
Treasury stock, at cost:
Balance, beginning of period	(352,482)	(351,098)
Distributions under employee plans	136,222	82,060
Common stock repurchased	(181,342)	(30,666)
Balance, end of period	(397,602)	(299,704)
Total Shareholders' Equity	$5,342,987	$5,124,737

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$291,891	$334,365
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,891	23,773
Amortization of loans and advances to financial advisors and other employees	69,955	65,539
Amortization of premium on investment portfolio	5,037	6,920
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	12,744	21,025
Amortization of intangible assets	9,070	10,578
Deferred income taxes	(4,789)	351
Stock-based compensation	75,878	75,193
(Gains)/losses on sale of investments	(1,363)	14,468
Other, net	3,060	340
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	29,485	(191,268)
Brokers, dealers, and clearing organizations	113,658	196,515
Securities purchased under agreements to resell	(194,420)	(28,185)
Financial instruments owned, including those pledged	(413,146)	(114,028)
Loans originated as held for sale	(484,273)	(413,357)
Proceeds from mortgages held for sale	500,067	345,525
Loans and advances to financial advisors and other employees	(81,128)	(83,150)
Other assets	(52,896)	(54,412)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	109,875	(105,866)
Brokers, dealers, and clearing organizations	51,856	14,806
Drafts	(16,064)	(41,648)
Financial instruments sold, but not yet purchased	210,670	55,752
Other liabilities and accrued expenses	(270,368)	(372,052)
Net cash used in operating activities	$(6,310)	$(238,816)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$79,339	$145,373
Calls and principal paydowns of held-to-maturity securities	38,800	108,789
Sale or maturity of investments	1,794	10,092
Decrease/(increase) in loans held for investment, net	30,655	(2,375,896)
Payments for:
Purchase of fixed assets	(26,749)	(26,722)
Purchase of available-for-sale securities	(18,444)	(102,917)
Purchase of held-to-maturity securities	—	(642,356)
Purchase of investments	(11,554)	(5,465)
Acquisitions, net of cash received	(60,285)	—
Net cash provided by/(used in) investing activities	33,556	(2,889,102)
Cash Flows From Financing Activities:
Payment of contingent consideration	(919)	(5,974)
Increase/(decrease) in securities sold under agreements to repurchase	106,310	(35,322)
(Decrease)/increase in bank deposits, net	(112,304)	2,728,952
Increase in securities loaned	42,071	81,103
Tax payments related to shares withheld for stock-based compensation plans	(80,656)	(85,606)
Repurchase of common stock	(181,342)	(30,666)
Cash dividends on preferred stock	(18,640)	(18,641)
Cash dividends paid to common stock and equity-award holders	(85,856)	(68,516)
Net cash (used in)/provided by financing activities	(331,336)	2,565,330
Effect of exchange rate changes on cash	4,386	20,769
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(299,704)	(541,819)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,229,002	2,149,657
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,929,298	$1,607,838
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$95,244	$111,840
Cash paid for interest	352,657	38,009
Noncash financing activities:
Unit grants, net of forfeitures	168,545	184,188

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,907,926	$2,199,985
Cash segregated for regulatory purposes	21,372	29,017
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,929,298	$2,229,002

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2023 and December 31, 2022, included (in thousands):

	June 30, 2023	December 31, 2022
Deposits paid for securities borrowed	$191,413	$219,052
Receivables from clearing organizations	81,997	186,800
Securities failed to deliver	31,023	12,239
	$304,433	$418,091

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2023 and December 31, 2022, included (in thousands):

	June 30, 2023	December 31, 2022
Deposits received from securities loaned	$110,175	$68,105
Securities failed to receive	65,279	12,385
Payable to clearing organizations	13,427	14,464
	$188,881	$94,954

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$21,103	$7,846	$18,817	$9,853
Mutual funds	3,373	—	4,728	—
Money market funds	791	—	1,650	—
Private equity funds	416	1,181	417	1,181
Total	$25,683	$9,027	$25,612	$11,034

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and fixed income and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, fixed income securities, and state and municipal securities.

We have identified Level 3 financial instruments to include syndicated loans, included in other in the table below. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, are presented below (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$24,571	$24,571	$—	$—
U.S. government agency securities	351,095	—	351,095	—
Agency mortgage-backed securities	173,629	—	173,629	—
Asset-backed securities	46,022	—	44,043	1,979
Corporate securities:
Fixed income securities	243,240	141	243,099	—
Equity securities	40,392	40,392	—	—
State and municipal securities	159,089	—	159,089	—
Other (1)	106,860	—	1,319	105,541
Total financial instruments owned	1,144,898	65,104	972,274	107,520
Available-for-sale securities:
U.S. government agency securities	2,163	—	2,163	—
State and municipal securities	2,350	—	2,350	—
Mortgage-backed securities:
Agency	768,548	—	768,548	—
Commercial	65,578	—	65,578	—
Non-agency	343	—	343	—
Corporate fixed income securities	545,964	—	545,964	—
Asset-backed securities	197,472	—	197,472	—
Total available-for-sale securities	1,582,418	—	1,582,418	—
Investments:
Corporate equity securities	23,648	10,099	1,671	11,878
Auction rate securities	14,683	—	—	14,683
Other (2)	37,556	99	115	37,342
Investments in funds and partnerships measured at NAV	24,892
Total investments	100,779	10,198	1,786	63,903
Cash equivalents measured at NAV	791
Derivative contracts (3)	136,112	—	136,112	—
	$2,964,998	$75,302	$2,692,590	$171,423

(1) Includes syndicated loans and non-agency mortgage-backed securities.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$445,251	$445,251	$—	$—
U.S. government agency securities	12,889	—	12,889	—
Agency mortgage-backed securities	69,150	—	69,150	—
Corporate securities:
Fixed income securities	116,263	45	116,218	—
Equity securities	16,067	16,067	—	—
Other (4)	5,867	—	—	5,867
Total financial instruments sold, but not yet purchased	665,487	461,363	198,257	5,867
Derivative contracts (5)	136,099	—	136,099	—
	$801,586	$461,363	$334,356	$5,867

(4) Includes syndicated loans.

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at March 31, 2023	$2,124	$93,591	$11,878	$14,680	$37,368
Unrealized gains/(losses)	—	(22)	—	3	(26)
Realized gains	220	61	—	—	—
Purchases	—	23,395	—	—	—
Sales	—	(2,466)	—	—	—
Redemptions	(365)	(9,018)	—	—	—
Net change	(145)	11,950	—	3	(26)
Balance at June 30, 2023	$1,979	$105,541	$11,878	$14,683	$37,342

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2023 (in thousands):

	Six Months Ended June 30, 2023
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2022	$2,179	$69,888	$11,878	$14,681	$36,974
Unrealized gains	—	86	—	2	368
Realized gains/(losses)	226	(73)	—	—	—
Purchases	—	54,760	—	—	—
Sales	—	(4,569)	—	—	—
Redemptions	(426)	(14,551)	—	—	—
Net change	(200)	35,653	—	2	368
Balance at June 30, 2023	$1,979	$105,541	$11,878	$14,683	$37,342

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2023, relating to Level 3 assets still held at June 30, 2023, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2023 and December 31, 2022, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,907,926	$1,907,926	$2,199,985	$2,199,985
Cash segregated for regulatory purposes	21,372	21,372	29,017	29,017
Securities purchased under agreements to resell	542,582	542,582	348,162	348,162
Financial instruments owned	1,144,898	1,144,898	731,752	731,752
Available-for-sale securities	1,582,418	1,582,418	1,636,041	1,636,041
Held-to-maturity securities	5,951,482	5,789,788	5,990,451	5,738,418
Bank loans	20,338,475	19,460,855	20,465,092	19,752,043
Loans held for sale	224,017	224,017	156,912	156,912
Investments	100,779	100,779	99,376	99,376
Derivative contracts (1)	136,112	136,112	142,042	142,042
Financial liabilities:
Securities sold under agreements to repurchase	$318,321	$318,321	$212,011	$212,011
Bank deposits	27,004,807	24,575,014	27,117,111	24,274,224
Financial instruments sold, but not yet purchased	665,487	665,487	454,817	454,817
Senior notes	1,115,091	1,033,723	1,114,554	1,016,755
Debentures to Stifel Financial Capital Trusts	60,000	52,511	60,000	53,385
Derivative contracts (2)	136,099	136,099	142,028	142,028

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,907,135	$1,907,135	$—	$—
Cash segregated for regulatory purposes	21,372	21,372	—	—
Securities purchased under agreements to resell	542,582	—	542,582	—
Held-to-maturity securities	5,789,788	—	5,696,680	93,108
Bank loans	19,460,855	—	19,460,855	—
Loans held for sale	224,017	—	224,017	—
Financial liabilities:
Securities sold under agreements to repurchase	$318,321	$—	$318,321	$—
Bank deposits	24,575,014	—	24,575,014	—
Senior notes	1,033,723	1,033,723	—	—
Debentures to Stifel Financial Capital Trusts	52,511	—	—	52,511

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,198,335	$2,198,335	$—	$—
Cash segregated for regulatory purposes	29,017	29,017	—	—
Securities purchased under agreements to resell	348,162	218,515	129,647	—
Held-to-maturity securities	5,738,418	—	5,624,042	114,376
Bank loans	19,752,043	—	19,752,043	—
Loans held for sale	156,912	—	156,912	—
Financial liabilities:
Securities sold under agreements to repurchase	$212,011	$—	$212,011	$—
Bank deposits	24,274,224	—	24,274,224	—
Senior notes	1,016,755	1,016,755	—	—
Debentures to Stifel Financial Capital Trusts	53,385	—	—	53,385

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2023 and December 31, 2022.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2023 and December 31, 2022 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2023 and December 31, 2022 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Financial instruments owned:
U.S. government securities	$24,571	$38,956
U.S. government agency securities	351,095	73,608
Agency mortgage-backed securities	173,629	172,642
Asset-backed securities	46,022	8,270
Corporate securities:
Fixed income securities	243,240	202,169
Equity securities	40,392	38,129
State and municipal securities	159,089	126,237
Other (1)	106,860	71,741
	$1,144,898	$731,752
Financial instruments sold, but not yet purchased:
U.S. government securities	$445,251	$254,265
U.S. government agency securities	12,889	3,971
Agency mortgage-backed securities	69,150	44,793
Corporate securities:
Fixed income securities	116,263	134,381
Equity securities	16,067	11,590
Other (2)	5,867	5,817
	$665,487	$454,817

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans and state and municipal securities.

At June 30, 2023 and December 31, 2022, financial instruments owned in the amount of $326.7 million and $218.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,360	$2	$(199)	$2,163
State and municipal securities	2,350	—	—	2,350
Mortgage-backed securities:
Agency	897,921	—	(129,373)	768,548
Commercial	70,886	—	(5,308)	65,578
Non-agency	368	—	(25)	343
Corporate fixed income securities	622,129	10	(76,175)	545,964
Asset-backed securities	201,442	26	(3,996)	197,472
	$1,797,456	$38	$(215,076)	$1,582,418
Held-to-maturity securities (2)
Asset-backed securities	$5,951,482	$3,793	$(165,487)	$5,789,788

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,345	$6	$(203)	$2,148
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	921,676	—	(130,654)	791,022
Commercial	71,462	—	(5,349)	66,113
Non-agency	442	—	(54)	388
Corporate fixed income securities	643,379	18	(77,103)	566,294
Asset-backed securities	221,565	126	(13,966)	207,725
	$1,863,219	$151	$(227,329)	$1,636,041
Held-to-maturity securities (2)
Asset-backed securities	$5,990,451	$3,213	$(255,246)	$5,738,418

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2023, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at June 30, 2023 and December 31, 2022 was $90.4 million and $82.3 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three months ended June 30, 2023. During the six months ended June 30, 2023, we received proceeds of $10.0 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million. There were no sales of available-for-sale securities during the six months ended June 30, 2022.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at June 30, 2023 and December 31, 2022 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$56,855	$55,602	$16,047	$15,877
After one year through three years	152,950	145,768	185,012	178,776
After three years through five years	125,721	109,486	123,696	108,707
After five years through ten years	454,032	393,435	442,055	380,362
After ten years	1,007,898	878,127	1,096,409	952,319
	$1,797,456	$1,582,418	$1,863,219	$1,636,041
Held-to-maturity securities
After five years through ten years	$2,788,861	$2,722,380	$2,413,239	$2,323,608
After ten years	3,162,621	3,067,408	3,577,212	3,414,810
	$5,951,482	$5,789,788	$5,990,451	$5,738,418

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2023, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,163	$—	$—	$2,163
State and municipal securities	—	2,350	—	—	2,350
Mortgage-backed securities:
Agency	1	324	91,851	676,372	768,548
Commercial	—	—	—	65,578	65,578
Non-agency	—	—	343	—	343
Corporate fixed income securities	55,601	250,417	239,946	—	545,964
Asset-backed securities	—	—	61,295	136,177	197,472
	$55,602	$255,254	$393,435	$878,127	$1,582,418
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,788,861	$3,162,621	$5,951,482

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2023 and December 31, 2022, securities of $769.4 million and $796.2 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2023 and December 31, 2022, securities of $1.3 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(199)	$1,730	$(199)	$1,730
Mortgage-backed securities:
Agency	(3,621)	66,805	(125,752)	701,743	(129,373)	768,548
Commercial	—	—	(5,308)	65,578	(5,308)	65,578
Non-agency	(25)	343	—	—	(25)	343
Corporate fixed income securities	(3,991)	46,252	(72,184)	497,209	(76,175)	543,461
Asset-backed securities	(759)	68,335	(3,237)	122,997	(3,996)	191,332
	$(8,396)	$181,735	$(206,680)	$1,389,257	$(215,076)	$1,570,992

At June 30, 2023, the amortized cost of 282 securities classified as available for sale exceeded their fair value by $215.1 million, of which $206.7 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2023, was $1.6 billion, which was 99.3% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at June 30, 2023 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,186,942	$4,757,815	$5,000	$1,725	$5,951,482

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2023 and December 31, 2022 (in thousands, except percentages):

	June 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Residential real estate	$7,708,506	37.5%	$7,371,671	35.8%
Commercial and industrial	4,471,031	21.8	4,897,176	23.8
Fund banking	4,349,541	21.2	4,182,641	20.3
Securities-based loans	2,399,328	11.7	2,724,551	13.2
Construction and land	772,571	3.8	593,191	2.9
Commercial real estate	677,521	3.3	675,599	3.3
Home equity lines of credit	110,766	0.5	107,136	0.5
Other	43,703	0.2	50,593	0.2
Gross bank loans	20,532,967	100.0%	20,602,558	100.0%
Loans in process	(52,379)		(3,526)
Unamortized loan fees, net	(19,432)		(22,287)
Allowance for loan losses	(122,681)		(111,653)
Loans held for investment, net	$20,338,475		$20,465,092

At June 30, 2023 and December 31, 2022, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $70.6 million and $86.4 million, respectively.

At June 30, 2023 and December 31, 2022, we had loans held for sale of $224.0 million and $156.9 million, respectively. For the three months ended June 30, 2023 and 2022, we recognized losses of $2.0 million and $0.1 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2023 and 2022, we recognized a loss of $2.6 million and a gain of $0.6 million, respectively, from the sale of originated loans, net of fees and costs.

At June 30, 2023 and December 31, 2022, loans, primarily consisting of residential and commercial real estate loans of $7.1 billion and $7.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at June 30, 2023 and December 21, 2022 was $73.4 million and $65.7 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2023 (in thousands).

	Three Months Ended June 30, 2023
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$55,734	$11,241	$(598)	$—	$66,377
Residential real estate	22,696	(8,283)	—	—	14,413
Commercial real estate	11,566	1,863	—	—	13,429
Construction and land	10,317	2,328	—	—	12,645
Fund banking	12,943	(765)	—	—	12,178
Securities-based loans	3,117	(31)	—	—	3,086
Home equity lines of credit	412	(244)	—	—	168
Other	377	8	—	—	385
	$117,162	$6,117	$(598)	$—	$122,681

	Six Months Ended June 30, 2023
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,143	$12,699	$(618)	$153	$66,377
Residential real estate	20,441	(6,028)	—	—	14,413
Commercial real estate	12,897	532	—	—	13,429
Construction and land	8,568	4,077	—	—	12,645
Fund banking	11,711	467	—	—	12,178
Securities-based loans	3,157	(71)	—	—	3,086
Home equity lines of credit	364	(196)	—	—	168
Other	372	13	—	—	385
	$111,653	$11,493	$(618)	$153	$122,681

The provision for unfunded lending commitments was $1.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively. The provision for unfunded lending commitments was $9.5 million and $12.9 million for the three and six months ended June 30, 2022, respectively. The provision for unfunded lending commitments is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022 (in thousands).

	Three Months Ended June 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$46,188	$11,404	$—	$2	$57,594
Residential real estate	32,927	(10,312)	—	—	22,615
Fund banking	8,392	1,366	—	—	9,758
Commercial real estate	3,680	2,803	—	—	6,483
Construction and land	8,121	(2,267)	—	—	5,854
Securities-based loans	3,976	36	(36)	—	3,976
Home equity lines of credit	683	239	—	—	922
Other	231	49	—	—	280
	$104,198	$3,318	$(36)	$2	$107,482

	Six Months Ended June 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$44,661	$12,931	$—	$2	$57,594
Residential real estate	28,560	(5,945)	—	—	22,615
Fund banking	8,868	890	—	—	9,758
Commercial real estate	3,934	2,549	—	—	6,483
Construction and land	8,536	(2,682)	—	—	5,854
Securities-based loans	4,006	6	(36)	—	3,976
Home equity lines of credit	511	411	—	—	922
Other	268	12	—	—	280
	$99,344	$8,172	$(36)	$2	$107,482

At June 30, 2023, we had $11.4 million of impaired loans, net of discounts, which included $0.1 million in troubled debt restructurings. The specific allowance on impaired loans at June 30, 2023 was $6.3 million. At December 31, 2022, we had $10.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2022 was $6.5 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2023 and 2022, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at June 30, 2023 and December 31, 2022 by portfolio segment (in thousands):

	As of June 30, 2023
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$12,578	$1,959	$14,537	$7,693,969	$7,708,506
Commercial and industrial	—	8,883	8,883	4,462,148	4,471,031
Fund banking	—	—	—	4,349,541	4,349,541
Securities-based loans	—	—	—	2,399,328	2,399,328
Construction and land	—	—	—	772,571	772,571
Commercial real estate	—	—	—	677,521	677,521
Home equity lines of credit	190	397	587	110,179	110,766
Other	21	33	54	43,649	43,703
Total	$12,789	$11,272	$24,061	$20,508,906	$20,532,967

	As of June 30, 2023*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$8,883	$—	$—	$8,883
Residential real estate	1,032	148	927	2,107
Home equity lines of credit	116	—	281	397
Other	30	—	3	33
Total	$10,061	$148	$1,211	$11,420

* There were no loans past due 90 days and still accruing interest at June 30, 2023.

	As of December 31, 2022
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$2,445	$688	$3,133	$7,368,538	$7,371,671
Commercial and industrial	—	9,226	9,226	4,887,950	4,897,176
Fund banking	—	—	—	4,182,641	4,182,641
Securities-based loans	—	—	—	2,724,551	2,724,551
Commercial real estate	—	—	—	675,599	675,599
Construction and land	—	—	—	593,191	593,191
Home equity lines of credit	29	182	211	106,925	107,136
Other	36	6	42	50,551	50,593
Total	$2,510	$10,102	$12,612	$20,589,946	$20,602,558

	As of December 31, 2022*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$9,226	$—	$—	$9,226
Residential real estate	870	150	—	1,020
Other	6	—	—	6
Total	$10,102	$150	$—	$10,252

* There were no loans past due 90 days and still accruing interest at December 31, 2022.

Credit quality indicators

As of June 30, 2023, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At June 30, 2023 and December 31, 2022, 97.2% and 97.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,706,547	$312	$927	$720	$7,708,506
Commercial and industrial	4,298,705	17,619	145,824	8,883	4,471,031
Fund banking	4,349,541	—	—	—	4,349,541
Securities-based loans	2,399,325	—	—	3	2,399,328
Construction and land	772,571	—	—	—	772,571
Commercial real estate	577,777	60,000	39,744	—	677,521
Home equity lines of credit	110,369	65	22	310	110,766
Other	43,672	11	—	20	43,703
Total	$20,258,507	$78,007	$186,517	$9,936	$20,532,967

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,370,717	$266	$—	$688	$7,371,671
Commercial and industrial	4,743,290	87,761	56,899	9,226	4,897,176
Fund banking	4,182,641	—	—	—	4,182,641
Securities-based loans	2,724,548	—	—	3	2,724,551
Commercial real estate	655,599	20,000	—	—	675,599
Construction and land	593,191	—	—	—	593,191
Home equity lines of credit	106,954	—	—	182	107,136
Other	50,587	—	—	6	50,593
Total	$20,427,527	$108,027	$56,899	$10,105	$20,602,558

	Term Loans Amortized Cost Basis by Origination Year – June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$615,464	$2,719,320	$2,401,583	$953,046	$425,255	$591,879	$—	$7,706,547
Special Mention	—	312	—	—	—	—	—	312
Substandard	—	927	—	—	—	—	—	927
Doubtful	—	—	—	—	—	720	—	720
	$615,464	$2,720,559	$2,401,583	$953,046	$425,255	$592,599	$—	$7,708,506
Commercial and industrial:
Pass	$382,997	$1,243,444	$1,233,314	$259,293	$245,865	$264,226	$669,566	$4,298,705
Special Mention	—	—	—	—	—	9,901	7,718	17,619
Substandard	—	15,877	77,106	—	4,064	—	48,777	145,824
Doubtful	—	—	—	433	—	8,450	—	8,883
	$382,997	$1,259,321	$1,310,420	$259,726	$249,929	$282,577	$726,061	$4,471,031
Fund banking:
Pass	$—	$55,267	$—	$578	$—	$—	$4,293,696	$4,349,541
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$55,267	$—	$578	$—	$—	$4,293,696	$4,349,541
Securities-based loans:
Pass	$7,431	$30,296	$3,100	$45,104	$27,278	$9,294	$2,276,822	$2,399,325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	3	3
	$7,431	$30,296	$3,100	$45,104	$27,278	$9,294	$2,276,825	$2,399,328
Construction and land:
Pass	$10,009	$340,868	$172,485	$163,348	$85,861	$—	$—	$772,571
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$10,009	$340,868	$172,485	$163,348	$85,861	$—	$—	$772,571
Commercial real estate:
Pass	$30,174	$356,579	$70,105	$31,790	$20,800	$68,329	$—	$577,777
Special Mention	—	60,000	—	—	—	—	—	60,000
Substandard	—	—	39,744	—	—	—	—	39,744
Doubtful	—	—	—	—	—	—	—	—
	$30,174	$416,579	$109,849	$31,790	$20,800	$68,329	$—	$677,521
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$110,369	$110,369
Special Mention	—	—	—	—	—	—	65	65
Substandard	—	—	—	—	—	—	22	22
Doubtful	—	—	—	—	—	—	310	310
	$—	$—	$—	$—	$—	$—	$110,766	$110,766
Other:
Pass	$2,100	$3,991	$—	$10,000	$—	$21,755	$5,826	$43,672
Special Mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—		—
Doubtful	—	—	—	—	—	—	20	20
	$2,100	$3,991	$—	$10,000	$—	$21,755	$5,857	$43,703

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2022	Adjustments	Write-off	June 30, 2023
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	991,539	55,864	—	1,047,403
	$1,326,548	$55,864	$—	$1,382,412

	December 31, 2022	Adjustments	Amortization	June 30, 2023
Intangible assets
Global Wealth Management	$33,499	$—	$(2,464)	$31,035
Institutional Group	97,090	5,500	(6,606)	95,984
	$130,589	$5,500	$(9,070)	$127,019

The adjustments to goodwill and intangible assets during the six months ended June 30, 2023 are primarily attributable to the acquisition of Torreya Partners, LLC (“Torreya”). On March 1, 2023, the Company acquired Torreya, an independent M&A and private capital advisory firm that serves the global life sciences industry. Consideration for this acquisition consisted of cash from operations. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $61.2 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price of Torreya is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Torreya as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Torreya’s business, its employees, and customer base. A significant amount of the goodwill is expected to be deductible for federal income tax purposes.

Intangible assets consist of acquired customer relationships, trade names, non-compete agreements, core deposits, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$227,405	$116,189	$225,631	$109,216
Trade names	30,359	21,625	30,359	20,861
Non-compete agreements	10,071	7,753	9,440	7,158
Core deposits	8,615	7,812	8,615	7,389
Investment banking backlog	8,913	4,965	5,545	4,377
	$285,363	$158,344	$279,590	$149,001

Amortization expense related to intangible assets was $4.6 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $9.1 million and $10.6 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2023, are: customer relationships, 10.0 years; trade names, 7.5 years; non-compete agreements, 4.7 years; core deposits, 1.6 years; and investment banking backlog, 5.1 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of June 30, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2023	$8,960
2024	17,170
2025	14,952
2026	13,362
2027	11,963
Thereafter	58,494
$124,901

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

Our uncommitted secured lines of credit at June 30, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $111.0 million during the six months ended June 30, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2023 was 1.35% and 4.94%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2023, there were no Federal Home Loan advances.

On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of June 30, 2023.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(9,909)	(10,446)
Senior notes, net	$1,115,091	$1,114,554

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Demand deposits (interest-bearing)	$26,744,730	$26,805,073
Demand deposits (non-interest-bearing)	260,075	305,138
Certificates of deposit	2	6,900
	$27,004,807	$27,117,111

The weighted-average interest rate on deposits was 2.27% and 0.58% at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $10.5 million and $9.8 million, respectively. Brokerage customers’ deposits were $24.2 billion and $25.3 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$136,112	$136,099	$1,758,336

	December 31, 2022
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$142,042	$142,028	$1,395,135

The scheduled maturities of our derivative instruments as of June 30, 2023, are as follows (in thousands):

Within one year	$41,937
One to three years	467,885
Three to five years	334,890
Five to ten years	786,335
Ten to fifteen years	106,287
Fifteen years and thereafter	21,002
$1,758,336

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Swaps	$1,588,336	$1,375,135
Written options	170,000	20,000
	$1,758,336	$1,395,135

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$191,413	$542,582	$136,112	$870,107
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	191,413	542,582	136,112	870,107
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(15,723)	(9,243)	(3,089)	(28,055)
Available collateral	(161,706)	(532,701)	(64,266)	(758,673)
Net amount	$13,984	$638	$68,757	$83,379

	As of December 31, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$219,052	$348,162	$142,042	$709,256
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	219,052	348,162	142,042	709,256
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,647)	(12,028)	(1,959)	(60,634)
Available collateral	(160,139)	(334,537)	(55,568)	(550,244)
Net amount	$12,266	$1,597	$84,515	$98,378
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $542.0 million and $346.5 million at June 30, 2023 and December 31, 2022, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $78.0 million and $50.0 million at June 30, 2023 and December 31, 2022, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(110,175)	$(318,321)	$(136,099)	$(564,595)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(110,175)	(318,321)	(136,099)	(564,595)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	15,723	9,243	3,089	28,055
Collateral pledged	94,452	309,078	7,320	410,850
Net amount	$—	$—	$(125,690)	$(125,690)

	As of December 31, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(68,105)	$(212,011)	$(142,028)	$(422,144)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(68,105)	(212,011)	(142,028)	(422,144)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,647	12,028	1,959	60,634
Collateral pledged	21,448	199,983	25,850	247,281
Net amount	$(10)	$—	$(114,219)	$(114,229)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $325.5 million and $218.3 million at June 30, 2023 and December 31, 2022, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $25.5 million and $24.1 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2023, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of June 30, 2023, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $66.6 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2023, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2023, Stifel had net capital of $456.5 million, which was 40.4% of aggregate debit items and $433.9 million in excess of its minimum required net capital. At June 30, 2023, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2023, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At June 30, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2023 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,314,189	14.3%	$1,042,407	4.5%	$1,505,699	6.5%
Tier 1 capital	3,999,189	17.3%	1,389,876	6.0%	1,853,168	8.0%
Total capital	4,211,564	18.2%	1,853,168	8.0%	2,316,460	10.0%
Tier 1 leverage	3,999,189	11.1%	1,441,620	4.0%	1,802,026	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,513,202	10.8%	$628,546	4.5%	$907,899	6.5%
Tier 1 capital	1,513,202	10.8%	838,061	6.0%	1,117,415	8.0%
Total capital	1,640,892	11.7%	1,117,415	8.0%	1,396,768	10.0%
Tier 1 leverage	1,513,202	7.5%	802,647	4.0%	1,003,309	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$639,967	12.4%	$231,568	4.5%	$334,487	6.5%
Tier 1 capital	639,967	12.4%	308,757	6.0%	411,677	8.0%
Total capital	670,164	13.0%	411,677	8.0%	514,596	10.0%
Tier 1 leverage	639,967	7.1%	361,055	4.0%	451,319	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 13 years. At June 30, 2023 and December 31, 2022, operating lease right-of-use assets were $732.2 million and $775.9 million, respectively, and lease liabilities were $778.4 million and $819.7 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating lease cost	$26,349	$26,322
Short-term lease cost	385	379
Variable lease cost	6,990	5,712
Sublease income	(273)	(580)
Net lease cost	$33,451	$31,833

	Six Months Ended June 30,
	2023	2022
Operating lease cost	$52,778	$53,452
Short-term lease cost	715	597
Variable lease cost	13,945	11,023
Sublease income	(562)	(1,195)
Net lease cost	$66,876	$63,877

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the six months ended June 30, 2023 (in thousands):

Operating lease cash flows	$54,897
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,421
Weighted-average remaining lease term (years)	10.9
Weighted-average discount rate	4.11%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of June 30, 2023, (in thousands, except percentages).

Remainder of 2023	$52,579
2024	103,927
2025	98,246
2026	98,384
2027	96,638
Thereafter	530,983
Total undiscounted lease payments	980,757
Imputed interest	(202,377)
Total operating lease liabilities	$778,380

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Revenues from contracts with customers:
Commissions	$165,358	$186,681
Investment banking	166,825	271,075
Asset management	320,264	331,264
Other	1,380	1,533
Total revenue from contracts with customers	653,827	790,553
Other sources of revenue:
Interest	482,770	212,754
Principal transactions	105,700	125,603
Other	(486)	(3,450)
Total revenues	$1,241,811	$1,125,460

	Six Months Ended June 30,
	2023	2022
Revenues from contracts with customers:
Commissions	$334,908	$382,590
Investment banking	378,704	525,921
Asset management	635,833	672,900
Other	2,607	3,708
Total revenue from contracts with customers	1,352,052	1,585,119
Other sources of revenue:
Interest	934,334	378,189
Principal transactions	221,222	284,873
Other	(4,006)	3,263
Total revenues	$2,503,602	$2,251,444

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$109,836	$55,522	$—	$165,358
Capital raising	4,065	74,886	—	78,951
Advisory	—	86,595	1,279	87,874
Investment banking	4,065	161,481	1,279	166,825
Asset management	320,238	26	—	320,264
Other	1,318	—	62	1,380
Total	435,457	217,029	1,341	653,827
Primary Geographic Region:
United States	435,457	141,104	1,341	577,902
United Kingdom	—	45,221	—	45,221
Canada	—	7,614	—	7,614
Other	—	23,090	—	23,090
	$435,457	$217,029	$1,341	$653,827

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Three Months Ended June 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$122,004	$64,677	$—	$186,681
Capital raising	5,056	66,463	—	71,519
Advisory	—	199,556	—	199,556
Investment banking	5,056	266,019	—	271,075
Asset management	331,243	21	—	331,264
Other	1,472	—	61	1,533
Total	459,775	330,717	61	790,553
Primary Geographic Region:
United States	459,775	277,475	61	737,311
United Kingdom	—	37,047	—	37,047
Canada	—	7,782	—	7,782
Other	—	8,413	—	8,413
	$459,775	$330,717	$61	$790,553

	Six Months Ended June 30, 2023 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$220,027	$114,881	$—	$334,908
Capital raising	8,223	131,544	—	139,767
Advisory	—	237,658	1,279	238,937
Investment banking	8,223	369,202	1,279	378,704
Asset management	635,775	58	—	635,833
Other	2,502	—	105	2,607
Total	866,527	484,141	1,384	1,352,052
Primary Geographic Region:
United States	866,527	351,981	1,384	1,219,892
United Kingdom	—	68,604	—	68,604
Canada	—	30,137	—	30,137
Other	—	33,419	—	33,419
	$866,527	$484,141	$1,384	$1,352,052

	Six Months Ended June 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$252,780	$129,810	$—	$382,590
Capital raising	10,203	134,766	—	144,969
Advisory	—	380,952	—	380,952
Investment banking	10,203	515,718	—	525,921
Asset management	672,856	44	—	672,900
Other	3,594	—	114	3,708
Total	939,433	645,572	114	1,585,119
Primary Geographic Region:
United States	939,433	540,061	114	1,479,608
United Kingdom	—	71,355	—	71,355
Canada	—	17,123	—	17,123
Other	—	17,033	—	17,033
	$939,433	$645,572	$114	$1,585,119

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2023. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2023.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $155.0 million and $141.2 million at June 30, 2023 and December 31, 2022, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the six months ended June 30, 2023.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2023 and December 31, 2022 was $22.3 million and $12.8 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans held for investment, net	$313,034	$150,351	$608,086	$271,688
Investment securities	116,204	46,046	224,531	80,308
Margin balances	15,352	8,732	30,223	15,644
Financial instruments owned	4,631	4,057	8,352	9,477
Other	33,549	3,568	63,142	1,072
	$482,770	$212,754	$934,334	$378,189
Interest expense:
Bank deposits	$171,362	$3,599	$308,650	$4,528
Senior notes	12,506	11,274	25,012	22,699
Other	7,222	2,461	12,426	(436)
	$191,090	$17,334	$346,088	$26,791

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 5.1 million shares at June 30, 2023.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $38.1 million and $34.8 million for the three months ended June 30, 2023 and 2022, respectively, and $67.7 million and $67.7 million for the six months ended June 30, 2023 and 2022, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $27.3 million and $24.4 million for the three months ended June 30, 2023 and 2022, respectively, and $51.2 million and $44.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2023, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.2 million, of which 13.9 million were unvested.

At June 30, 2023, there was unrecognized compensation cost for deferred awards of approximately $782.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.3 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively and $8.9 million and $7.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2023 and December 31, 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $318.3 million and $212.0 million, respectively.

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

At June 30, 2023 and December 31, 2022, Stifel Bancorp had outstanding commitments to originate loans aggregating $278.8 million and $164.6 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2023, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2023 and December 31, 2022, Stifel Bancorp had outstanding letters of credit totaling $26.1 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at June 30, 2023, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2023 and December 31, 2022, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $6.4 billion and $6.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2023 and December 31, 2022, the expected credit losses for unfunded lending commitments was $37.5 million and $36.2 million, respectively.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues: (1)
Global Wealth Management	$758,190	$697,980	$1,515,376	$1,379,705
Institutional Group	276,244	411,364	608,857	842,727
Other	16,287	(1,218)	33,281	2,221
	$1,050,721	$1,108,126	$2,157,514	$2,224,653
Income/(loss) before income taxes:
Global Wealth Management	$299,904	$245,152	$616,013	$470,565
Institutional Group	(12,895)	72,992	20,825	169,620
Other	(105,624)	(99,603)	(245,570)	(194,535)
	$181,385	$218,541	$391,268	$445,650

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2023 and 2022.

The following table presents our company’s total assets on a segment basis at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Global Wealth Management	$32,054,497	$32,449,466
Institutional Group	4,633,147	4,285,212
Other	610,595	461,446
	$37,298,239	$37,196,124

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$965,997	$1,042,369	$2,004,892	$2,097,471
United Kingdom	53,563	49,992	86,760	93,856
Canada	6,853	5,933	28,831	13,384
Other	24,308	9,832	37,031	19,942
	$1,050,721	$1,108,126	$2,157,514	$2,224,653

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$134,352	$160,816	$291,891	$334,365
Preferred dividends	9,320	9,321	18,640	18,641
Net income available to common shareholders	$125,032	$151,495	$273,251	$315,724
Shares for basic and diluted calculation:
Average shares used in basic computation	107,944	109,083	108,360	109,144
Dilutive effect of stock options and units (1)	5,920	8,317	6,298	8,694
Average shares used in diluted computation	113,864	117,400	114,658	117,838
Earnings per common share:
Basic	$1.16	$1.39	$2.52	$2.89
Diluted	$1.10	$1.29	$2.38	$2.68

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and six months ended June 30, 2023 and 2022, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2023, we declared and paid cash dividends of $0.36 and $0.72 per common share. During the three and six months ended June 30, 2022, we declared and paid cash dividends of $0.30 and $0.60 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2023, the maximum number of shares that may yet be purchased under this plan was 6.1 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended June 30, 2023, we repurchased $86.8 million, or 1.5 million shares using existing Board authorizations at an average price of $58.21 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the six months ended June 30, 2023, we repurchased $181.3 million, or 2.9 million shares using existing Board authorizations at an average price of $61.59 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three and six months ended June 30, 2022, we repurchased $30.7 million, or 0.5 million shares using existing Board authorizations at an average price of $60.68 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the six months ended June 30, 2023, we issued 2.5 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

The following tables present the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	June 30, 2023
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$395,338	$281,112	$24,914
Partnership Interests	400,307	2,795	—
	$795,645	$283,907	$24,914

	December 31, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$388,408	$296,375	$14,776
Partnership Interests	402,703	1,180	—
	$791,111	$297,555	$14,776

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

NOTE 26 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any recognized and non-recognized subsequent events that would have required adjustment to the consolidated financial statements.

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

Impact of Interest Rates

During the first half of 2023, the Federal Reserve (“FED”) remained committed to tightening monetary policy as a means of combating inflation. While modest decreases in key inflationary measures such as the Consumer Price Index demonstrated that the rate increases implemented throughout 2022 were beginning to have their intended impact, unexpectedly strong job growth and consumer spending data led the FED to conclude that further short-term rate increases were necessary. As a result, the FED increased the Federal funds rate by 25 basis point to a target range of 5.00% to 5.25% during the three months ended June 30, 2023. However, the smaller nature (25 basis point) of the 2023 rate increases balances the FED’s intention not to ‘over-tighten,’ while also acknowledging that a contraction in bank lending in light of the Silicon Valley Bank and Signature Bank failures will likely help ease inflation. At its July 2023 Federal Open Market Committee meeting, the FED raised interests rates for the 11th time dating back to March 2022 bringing the target range of 5.25% to 5.50%.

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

Results for the three and six months ended June 30, 2023

For the three months ended June 30, 2023, net revenues decreased 5.2% to $1.05 billion from $1.11 billion during the comparable period in 2022. Net income available to common shareholders decreased 17.5% to $125.0 million, or $1.10 per diluted common share for the three months ended June 30, 2023, compared to $151.5 million, or $1.29 per diluted common share during the comparable period in 2022.

Our revenue decline was primarily attributable to lower advisory, transactional, and asset management revenues during the quarter, partially offset by higher net interest income and capital-raising revenues.

For the six months ended June 30, 2023, net revenues decreased 3.0% to $2.16 billion compared to $2.22 billion during the comparable period in 2022. Net income available to common shareholders decreased 13.5% to $273.3 million, or $2.38 per diluted common share for the six months ended June 30, 2023, compared to $315.7 million, or $2.68 per diluted common share during the comparable period in 2022.

Our revenue decline was primarily attributable to lower advisory, transactional, asset management, and capital-raising revenues, partially offset by higher net interest income.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2023, the NASDAQ, S&P 500, and Dow Jones Industrial Average, closed 31.7%, 15.9%, and 3.8% higher than their December 31, 2022 closing prices, respectively.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$165,358	$186,681	(11.4)	15.7%	16.8%
Principal transactions	105,700	125,603	(15.8)	10.1	11.4
Transactional revenues	271,058	312,284	(13.2)	25.8	28.2
Investment banking	166,825	271,075	(38.5)	15.9	24.5
Asset management	320,264	331,264	(3.3)	30.5	29.9
Interest	482,770	212,754	126.9	45.9	19.2
Other income	894	(1,917)	146.6	0.1	(0.2)
Total revenues	1,241,811	1,125,460	10.3	118.2	101.6
Interest expense	191,090	17,334	n/m	18.2	1.6
Net revenues	1,050,721	1,108,126	(5.2)	100.0	100.0
Non-interest expenses:
Compensation and benefits	615,667	652,709	(5.7)	58.6	58.9
Occupancy and equipment rental	84,604	78,251	8.1	8.1	7.1
Communication and office supplies	44,969	43,645	3.0	4.3	3.9
Commissions and floor brokerage	14,112	15,106	(6.6)	1.3	1.4
Provision for credit losses	7,824	12,785	(38.8)	0.7	1.2
Other operating expenses	102,160	87,089	17.3	9.7	7.8
Total non-interest expenses	869,336	889,585	(2.3)	82.7	80.3
Income before income taxes	181,385	218,541	(17.0)	17.3	19.7
Provision for income taxes	47,033	57,725	(18.5)	4.5	5.2
Net income	134,352	160,816	(16.5)	12.8	14.5
Preferred dividends	9,320	9,321	(0.0)	0.9	0.8
Net income available to common shareholders	$125,032	$151,495	(17.5)	11.9%	13.7%

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$334,908	$382,590	(12.5)	15.5%	17.2%
Principal transactions	221,222	284,873	(22.3)	10.3	12.8
Transactional revenues	556,130	667,463	(16.7)	25.8	30.0
Investment banking	378,704	525,921	(28.0)	17.6	23.6
Asset management	635,833	672,900	(5.5)	29.5	30.2
Interest	934,334	378,189	147.1	43.3	17.0
Other income	(1,399)	6,971	(120.1)	(0.2)	0.4
Total revenues	2,503,602	2,251,444	11.2	116.0	101.2
Interest expense	346,088	26,791	n/m	16.0	1.2
Net revenues	2,157,514	2,224,653	(3.0)	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,266,857	1,326,400	(4.5)	58.7	59.6
Occupancy and equipment rental	166,744	155,277	7.4	7.7	7.0
Communication and office supplies	91,105	86,101	5.8	4.2	3.9
Commissions and floor brokerage	28,552	30,993	(7.9)	1.3	1.4
Provision for credit losses	12,744	21,025	(39.4)	0.6	0.9
Other operating expenses	200,244	159,207	25.8	9.4	7.2
Total non-interest expenses	1,766,246	1,779,003	(0.7)	81.9	80.0
Income before income taxes	391,268	445,650	(12.2)	18.1	20.0
Provision for income taxes	99,377	111,285	(10.7)	4.6	5.0
Net income	291,891	334,365	(12.7)	13.5	15.0
Preferred dividends	18,640	18,641	(0.0)	0.8	0.8
Net income available to common shareholders	$273,251	$315,724	(13.5)	12.7%	14.2%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues:
Commissions	$165,358	$186,681	(11.4)	$334,908	$382,590	(12.5)
Principal transactions	105,700	125,603	(15.8)	221,222	284,873	(22.3)
Transactional revenues	271,058	312,284	(13.2)	556,130	667,463	(16.7)
Capital raising	78,950	71,519	10.4	139,766	144,969	(3.6)
Advisory	87,875	199,556	(56.0)	238,938	380,952	(37.3)
Investment banking	166,825	271,075	(38.5)	378,704	525,921	(28.0)
Asset management	320,264	331,264	(3.3)	635,833	672,900	(5.5)
Net interest	291,680	195,420	49.3	588,246	351,398	67.4
Other income	894	(1,917)	146.6	(1,399)	6,971	(120.1)
Total net revenues	$1,050,721	$1,108,126	(5.2)	$2,157,514	$2,224,653	(3.0)

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2023, commission revenues decreased 11.4% to $165.4 million from $186.7 million in the comparable period in 2022. For the six months ended June 30, 2023, commission revenues decreased 12.5% to $334.9 million from $382.6 million in the comparable period in 2022.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended June 30, 2023, principal transactions revenues decreased 15.8% to $105.7 million from $125.6 million in the comparable period in 2022. For the six months ended June 30, 2023, principal transactions revenues decreased 22.3% to $221.2 million from $284.9 million in the comparable period in 2022.

Transactional revenues – For the three months ended June 30, 2023, transactional revenues decreased 13.2% to $271.1 million from $312.3 million in the comparable period in 2022. For the six months ended June 30, 2023, transactional revenues decreased 16.7% to $556.1 million from $667.5 million in the comparable period in 2022 as a result of a decrease in client activity. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2023, investment banking revenues decreased 38.5% to $166.8 million from $271.1 million in the comparable period in 2022.

Capital-raising revenues increased 10.4% to $79.0 million for the three months ended June 30, 2023 from $71.5 million in the comparable period in 2022. For the three months ended June 30, 2023, equity capital-raising revenues increased 13.8% to $31.9 million from $28.0 million in the comparable period in 2022 driven by higher volumes during the quarter. For the three months ended June 30, 2023, fixed income capital-raising revenues increased 8.2% to $47.1 million from $43.5 million in the comparable period in 2022 driven by an increase in our corporate debt issuance business.

Advisory revenues decreased 56.0% to $87.9 million for the three months ended June 30, 2023 from $199.6 million in the comparable period in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter.

For the six months ended June 30, 2023, investment banking revenues decreased 28.0% to $378.7 million from $525.9 million in the comparable period in 2022.

Capital-raising revenues decreased 3.6% to $139.8 million for the six months ended June 30, 2023 from $145.0 million in the comparable period in 2022. For the six months ended June 30, 2023, equity capital-raising revenues decreased 3.8% to $58.5 million from $60.8 million in the comparable period in 2022. The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the six months ended June 30, 2023, fixed income capital-raising revenues decreased 3.4% to $81.3 million from $84.2 million in the comparable period in 2022 as microeconomic conditions contributed to lower bond issuances during 2023.

Advisory revenues decreased 37.3% to $238.9 million for the six months ended June 30, 2023 from $381.0 million in the comparable period in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions.

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

For the three months ended June 30, 2023, asset management revenues decreased 3.3% to $320.3 million from $331.3 million in the comparable period in 2022. For the six months ended June 30, 2023, asset management revenues decreased 5.5% to $635.8 million from $672.9 million in the comparable period in 2022. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended June 30, 2023, other income increased 146.6% to $0.9 million from a loss of $1.9 million during the comparable period in 2022. The increase is primarily attributable to investment gains during the quarter, partially offset by a decrease in loan origination fees. For the six months ended June 30, 2023, other income decreased 120.1% to a loss of $1.4 million from $7.0 million during the comparable period in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees from the comparable period in 2022.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,015,429	$24,995	4.96%	$1,106,358	$2,891	1.05%
Financial instruments owned	864,659	4,631	2.14%	1,171,119	4,057	1.39%
Margin balances	795,594	15,352	7.72%	1,105,707	8,732	3.16%
Investment portfolio	7,764,907	116,204	5.99%	7,480,440	46,046	2.46%
Loans	20,924,784	313,034	5.98%	18,897,545	150,351	3.18%
Other interest-bearing assets	718,238	8,554	4.76%	1,149,522	677	0.24%
Total interest-earning assets/interest income	$33,083,611	$482,770	5.84%	$30,910,691	$212,754	2.75%
Interest-bearing liabilities:
Stock loan	$137,090	$(2,995)	(8.74%)	$485,379	$(4,577)	(3.77%)
Senior notes	1,114,915	12,506	4.49%	1,113,841	11,274	4.05%
Stifel Capital Trusts	60,000	1,051	7.01%	60,000	395	2.63%
Deposits	27,223,317	171,362	2.52%	24,231,942	3,599	0.06%
FHLB	4	—	1.35%	368,487	794	0.86%
Other interest-bearing liabilities	984,125	9,166	3.73%	1,118,845	5,849	2.09%
Total interest-bearing liabilities/interest expense	$29,519,451	191,090	2.59%	$27,378,494	17,334	0.25%
Net interest income/margin		$291,680	3.53%		$195,420	2.53%

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,974,055	$47,720	4.83%	$1,221,352	$3,975	0.65%
Financial instruments owned	871,156	8,352	1.92%	1,173,565	9,477	1.62%
Margin balances	813,409	30,223	7.43%	1,097,672	15,644	2.85%
Investment portfolio	7,797,894	224,531	5.76%	7,432,584	80,308	2.16%
Loans	20,946,946	608,086	5.81%	18,191,909	271,688	2.99%
Other interest-bearing assets	757,690	15,422	4.07%	1,044,066	(2,903)	(0.56%)
Total interest-earning assets/interest income	$33,161,150	$934,334	5.64%	$30,161,148	$378,189	2.51%
Interest-bearing liabilities:
Stock loan	$136,469	(5,780)	(8.47%)	$364,447	$(11,008)	(6.04%)
Senior notes	1,114,781	25,012	4.49%	1,113,707	22,699	4.08%
Stifel Capital Trusts	60,000	2,095	6.98%	60,000	705	2.35%
Deposits	27,180,897	308,650	2.27%	23,683,947	4,528	0.04%
FHLB	2,765	68	4.94%	205,361	825	0.80%
Other interest-bearing liabilities	976,585	16,043	3.29%	1,144,620	9,042	1.58%
Total interest-bearing liabilities/interest expense	$29,471,497	346,088	2.35%	$26,572,082	26,791	0.20%
Net interest income/margin		$588,246	3.55%		$351,398	2.33%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2023, net interest income increased to $291.7 million from $195.4 million during the comparable period in 2022. For the six months ended June 30, 2023, net interest income increased to $588.2 million from $351.4 million during the comparable period in 2022.

For the three months ended June 30, 2023, interest revenue increased 126.9% to $482.8 million from $212.8 million in the comparable period in 2022, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $29.9 billion during the three months ended June 30, 2023 compared to $26.9 billion during the comparable period in 2022 at average interest rates of 5.96% and 2.95%, respectively.

For the six months ended June 30, 2023, interest revenue increased 147.1% to $934.3 million from $378.2 million in the comparable period in 2022, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $29.8 billion during the six months ended June 30, 2023 compared to $26.2 billion during the comparable period in 2022 at average interest rates of 5.77% and 2.71%, respectively.

For the three months ended June 30, 2023, interest expense increased to $191.1 million from $17.3 million during the comparable period in 2022. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.2 billion during the three months ended June 30, 2023 compared to $24.6 billion during the comparable period in 2022 at average interest rates of 2.52% and 0.07%, respectively.

For the six months ended June 30, 2023, interest expense increased to $346.1 million from $26.8 million in the comparable period in 2022. The increase is primarily attributable to higher interest rates and higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.2 billion during the six months ended June 30, 2023 compared to $23.9 billion during the comparable period in 2022 at average interest rates of 2.27% and 0.05%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest expenses:
Compensation and benefits	$615,667	$652,709	(5.7)	$1,266,857	$1,326,400	(4.5)
Occupancy and equipment rental	84,604	78,251	8.1	166,744	155,277	7.4
Communications and office supplies	44,969	43,645	3.0	91,105	86,101	5.8
Commissions and floor brokerage	14,112	15,106	(6.6)	28,552	30,993	(7.9)
Provision for credit losses	7,824	12,785	(38.8)	12,744	21,025	(39.4)
Other operating expenses	102,160	87,089	17.3	200,244	159,207	25.8
Total non-interest expenses	$869,336	$889,585	(2.3)	$1,766,246	$1,779,003	(0.7)

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

For the three months ended June 30, 2023, compensation and benefits expense decreased 5.7% to $615.7 million from $652.7 million during the comparable period in 2022. For the six months ended June 30, 2023, compensation and benefits expense decreased 4.5% to $1.27 billion from $1.33 billion during the comparable period in 2022. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 58.6% and 58.7% for the three and six months ended June 30, 2023, respectively, compared to 58.9% and 59.6% for the three and six months ended June 30, 2022, respectively. The compensation ratios benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the three months ended June 30, 2023, occupancy and equipment rental expense increased 8.1% to $84.6 million from $78.3 million during the comparable period in 2022. For the six months ended June 30, 2023, occupancy and equipment rental expense increased 7.4% to $166.7 million from $155.3 million during the comparable period in 2022. The increase is primarily attributable to higher furniture and equipment and data processing costs associated with the continued investments made in of our business and higher occupancy costs as a result of an increase in locations over the comparable period in 2022.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2023, communications and office supplies expense increased 3.0% to $45.0 million from $43.6 million during the comparable period in 2022. For the six months ended June 30, 2023, communications and office supplies expense increased 5.8% to $91.1 million from $86.1 million during the comparable period in 2022. The increase is primarily attributable to higher communication and quote expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the three months ended June 30, 2023, commissions and floor brokerage expense decreased 6.6% to $14.1 million from $15.1 million during the comparable period in 2022. For the six months ended June 30, 2023, commissions and floor brokerage expense decreased 7.9% to $28.6 million from $31.0 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses, partially offset by higher processing expenses.

Provision for credit losses – For the three months ended June 30, 2023, provision for credit losses decreased 38.8% to $7.8 million from $12.8 million during the comparable period in 2022. For the six months ended June 30, 2023, provision for credit losses decreased 39.4% to $12.7 million from $21.0 million during the comparable period in 2022. The decrease is primarily attributable to reserve reductions during 2023, partially offset by growth in our loan portfolio.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2023, other operating expenses increased 17.3% to $102.2 million from $87.1 million during the comparable period in 2022. The increase is primarily attributable to increases in advertising, FDIC-insurance expense, travel and entertainment expenses, settlement-related expenses, litigation expense, subscriptions, and professional fees, partially offset by lower investment banking transaction expenses.

For the six months ended June 30, 2023, other operating expenses increased 25.8% to $200.2 million from $159.2 million during the comparable period in 2022. The increase is primarily attributable to increases in travel and entertainment expenses, litigation expense, conference-related expenses, advertising, FDIC-insurance expense, settlement-related expenses, subscriptions, and professional fees.

Provision for income taxes – For the three and six months ended June 30, 2023, our provision for income taxes was $47.0 million and $99.4 million, representing an effective tax rate of 25.9% and 25.4%, respectively, compared to $57.7 million and $111.3 million for the comparable periods in 2022, representing an effective tax rate of 26.4% and 25.0%, respectively.

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

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$109,836	$122,004	(10.0)	14.5%	17.5%
Principal transactions	48,122	48,466	(0.7)	6.3	6.9
Transactional revenues	157,958	170,470	(7.3)	20.8	24.4
Asset management	320,238	331,243	(3.3)	42.2	47.5
Investment banking	4,065	5,056	(19.6)	0.5	0.7
Interest	460,955	207,232	122.4	60.8	29.7
Other income	(1,416)	(4,617)	69.3	(0.1)	(0.7)
Total revenues	941,800	709,384	32.8	124.2	101.6
Interest expense	183,610	11,404	n/m	24.2	1.6
Net revenues	758,190	697,980	8.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	354,086	349,368	1.4	46.7	50.1
Occupancy and equipment rental	40,026	38,225	4.7	5.3	5.5
Communication and office supplies	15,004	14,976	0.2	2.0	2.1
Commissions and floor brokerage	6,230	6,833	(8.8)	0.8	1.0
Provision for credit losses	7,824	12,785	(38.8)	1.0	1.8
Other operating expenses	35,116	30,641	14.6	4.6	4.4
Total non-interest expenses	458,286	452,828	1.2	60.4	64.9
Income before income taxes	$299,904	$245,152	22.3	39.6%	35.1%

	June 30,
	2023	2022
Branch offices	399	397
Financial advisors	2,260	2,230
Independent contractors	109	100
Total financial advisors	2,369	2,330

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$220,027	$252,780	(13.0)	14.5%	18.3%
Principal transactions	99,186	94,010	5.5	6.6	6.8
Transactional revenues	319,213	346,790	(8.0)	21.1	25.1
Asset management	635,775	672,856	(5.5)	42.0	48.8
Investment banking	8,223	10,203	(19.4)	0.5	0.7
Interest	891,503	371,182	140.2	58.8	26.9
Other income	(7,112)	(2,732)	(160.3)	(0.5)	(0.2)
Total revenues	1,847,602	1,398,299	32.1	121.9	101.3
Interest expense	332,226	18,594	n/m	21.9	1.3
Net revenues	1,515,376	1,379,705	9.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	696,509	714,361	(2.5)	46.0	51.8
Occupancy and equipment rental	81,417	75,162	8.3	5.4	5.4
Communication and office supplies	30,760	29,651	3.7	2.0	2.1
Commissions and floor brokerage	12,565	13,720	(8.4)	0.8	1.0
Provision for credit losses	12,744	21,025	(39.4)	0.8	1.5
Other operating expenses	65,368	55,221	18.4	4.3	4.1
Total non-interest expenses	899,363	909,140	(1.1)	59.3	65.9
Income before income taxes	$616,013	$470,565	30.9	40.7%	34.1%

NET REVENUES

For the three months ended June 30, 2023, Global Wealth Management net revenues increased 8.6% to a record $758.2 million from $698.0 million for the comparable period in 2022. The increase in net revenues over the comparable period in 2022 is primarily attributable to an increase in net interest income, partially offset by lower transactional revenues, asset management, and investment banking revenues. For the six months ended June 30, 2023, Global Wealth Management net revenues increased 9.8% to a record $1.5 billion from $1.4 billion for the comparable period in 2022. The increase in net revenues over the comparable period in 2022 is primarily attributable to increases in net interest income and principal transactions revenue, partially offset by lower asset management revenues, commissions revenues, other income, and investment banking revenues.

Commissions – For the three months ended June 30, 2023, commission revenues decreased 10.0% to $109.8 million from $122.0 million in the comparable period in 2022. For the six months ended June 30, 2023, commission revenues decreased 13.0% to $220.0 million from $252.8 million in the comparable period in 2022. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the three months ended June 30, 2023, principal transactions revenues decreased 0.7% to $48.1 million from $48.5 million in the comparable period in 2022. For the six months ended June 30, 2023, principal transactions revenues increased 5.5% to $99.2 million from $94.0 million in the comparable period in 2022.

Transactional revenues – For the three months ended June 30, 2023, transactional revenues decreased 7.3% to $158.0 million from $170.5 million in the comparable period in 2022. For the six months ended June 30, 2023, transactional revenues decreased 8.0% to $319.2 million from $346.8 million in the comparable period in 2022 as a result of a decrease in client activity.

Asset management – For the three months ended June 30, 2023, asset management decreased 3.3% to $320.2 million from $331.2 million in the comparable period in 2022. For the six months ended June 30, 2023, asset management decreased 5.5% to $635.8 million from $672.9 million in the comparable period in 2022. The decrease is primarily attributable to declines in the markets. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	6/30/23	6/30/22	% Change	3/31/23	% Change
Client assets	$417,669,000	$377,591,000	10.6	$405,988,000	2.9
Fee-based client assets	$154,538,000	$141,223,000	9.4	$149,541,000	3.3
Number of client accounts	1,195,000	1,153,000	3.6	1,188,000	0.6
Number of fee-based client accounts	323,000	311,000	3.9	321,000	0.6

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 19.6% to $4.1 million for the three months ended June 30, 2023 from $5.1 million during the comparable period in 2022. For the six months ended June 30, 2023, investment banking revenues decreased 19.4% to $8.2 million from $10.2 million during the comparable period in 2022. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2023, interest revenue increased 122.4% to $461.0 million from $207.2 million in the comparable period in 2022. For the six months ended June 30, 2023, interest revenue increased 140.2% to $891.5 million from $371.2 million during the comparable period in 2022. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended June 30, 2023, other income increased 69.3% to a loss of $1.4 million from a loss of $4.6 million in the comparable period in 2022. The increase is primarily attributable to reduced losses on investments during the quarter, partially offset by a decrease in loan origination fees. For the six months ended June 30, 2023, other income decreased 160.3% to a loss of $7.1 million from a loss of $2.7 million during the comparable period in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees from the comparable period in 2022.

Interest expense – For the three months ended June 30, 2023, interest expense increased to $183.6 million from $11.4 in the comparable period in 2022. For the six months ended June 30, 2023, interest expense increased to $332.2 million from $18.6 million during the comparable period in 2022. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,128,371	$14,978	5.31%	$453,114	$989	0.87%
U.S. government agencies	2,355	13	2.09	2,564	10	1.49
State and municipal securities (tax-exempt) (1)	2,350	17	3.00	2,364	11	1.97
Mortgage-backed securities	974,906	5,367	2.20	991,282	4,680	1.89
Corporate fixed income securities	622,495	4,317	2.77	756,154	5,066	2.68
Asset-backed securities	6,162,801	106,490	6.91	5,728,076	36,279	2.53
Federal Home Loan Bank and other capital stock	62,958	651	4.13	68,079	795	4.67
Loans (2)
Securities-based loans	2,469,142	42,970	6.96	2,972,170	20,701	2.79
Commercial and industrial	4,715,218	96,725	8.21	4,805,672	50,906	4.24
Fund banking	4,403,574	82,867	7.53	3,369,584	27,016	3.21
Residential real estate	7,605,825	57,157	3.01	6,301,802	39,528	2.51
Commercial real estate	688,252	13,059	7.59	592,325	4,914	3.32
Home equity lines of credit	111,495	2,240	8.04	95,644	843	3.52
Construction and land	702,266	14,164	8.07	431,893	4,056	3.76
Other	50,102	849	6.78	35,189	520	5.92
Loans held for sale	178,910	3,003	6.72	293,266	1,867	2.55
Total interest-earning assets (3)	$29,881,020	$444,867	5.96%	$26,899,178	$198,181	2.95%
Cash and due from banks	223			12,571
Other non interest-earning assets	109,690			118,297
Total assets	$29,990,933			$27,030,046
Liabilities and stockholders’ equity:
Deposits:
Money market	$24,678,836	$145,772	2.36%	$23,232,731	$3,161	0.05%
Time deposits	3,329	25	2.96	21,514	142	2.65
Demand deposits	2,540,634	25,564	4.02	977,462	296	0.12
Savings	518	1	0.71	235	—	0.09
Federal Home Loan Bank advances	4	—	1.35	368,487	794	0.86
Other borrowings	767	98	50.91	968	38	15.57
Total interest-bearing liabilities (3)	27,224,088	171,460	2.52%	24,601,397	4,431	0.07%
Non-interest-bearing deposits	350,669			522,531
Other non-interest bearing liabilities	144,339			90,597
Total liabilities	27,719,096			25,214,525
Stockholders’ equity	2,271,837			1,815,521
Total liabilities and stockholders’ equity	$29,990,933			$27,030,046
Net interest income/spread		$273,407	3.44%		$193,750	2.88%
Net interest margin			3.66%			2.88%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,022,844	$26,222	5.13%	$501,032	$1,295	0.52%
U.S. government agencies	2,351	25	2.09	2,778	23	1.62
State and municipal securities (tax-exempt) (1)	2,350	35	3.00	2,367	23	1.97
Mortgage-backed securities	980,705	10,747	2.19	999,225	9,088	1.82
Corporate fixed income securities	629,949	8,473	2.69	764,505	10,039	2.63
Asset-backed securities	6,182,539	205,251	6.64	5,663,709	61,135	2.16
Federal Home Loan Bank and other capital stock	60,200	1,205	4.00	59,122	1,154	3.90
Loans (2)
Securities-based loans	2,553,101	85,459	6.69	2,941,610	35,126	2.39
Commercial and industrial	4,781,887	190,983	7.99	4,593,995	92,189	4.01
Fund banking	4,400,034	159,164	7.23	3,273,352	47,856	2.92
Residential real estate	7,526,396	110,636	2.94	5,994,888	75,059	2.50
Commercial real estate	677,582	24,008	7.09	527,991	7,831	2.97
Home equity lines of credit	109,532	4,252	7.76	89,657	1,465	3.27
Construction and land	657,664	25,641	7.80	478,332	8,322	3.48
Other	48,243	1,575	6.53	34,374	703	4.09
Loans held for sale	192,507	6,368	6.62	257,710	3,137	2.43
Total interest-earning assets (3)	$29,827,884	$860,044	5.77%	$26,184,647	$354,445	2.71%
Cash and due from banks	6,220			12,496
Other non interest-earning assets	119,639			139,088
Total assets	$29,953,743			$26,336,231
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,240,689	$272,305	2.16%	$22,635,483	$3,860	0.03%
Time deposits	5,106	75	2.93	23,026	303	2.63
Demand deposits	1,934,609	36,268	3.75	1,025,199	365	0.07
Savings	493	2	0.69	239	—	0.05
Federal Home Loan Bank advances	2,765	68	4.94	205,361	825	0.80
Other borrowings	817	136	33.18	1,015	73	14.36
Total interest-bearing liabilities (3)	27,184,479	308,854	2.27%	23,890,323	5,426	0.05%
Non-interest-bearing deposits	395,977			576,915
Other non-interest bearing liabilities	153,801			87,429
Total liabilities	27,734,257			24,554,667
Stockholders’ equity	2,219,486			1,781,564
Total liabilities and stockholders’ equity	$29,953,743			$26,336,231
Net interest income/spread		$551,190	3.50%		$349,019	2.66%
Net interest margin			3.70%			2.67%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2023 compared to the three and six month periods ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022			Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$3,171	$10,818	$13,989	$2,606	$22,321	$24,927
U.S. government agencies	(1)	4	3	(2)	4	2
State and municipal securities (tax-exempt)	(1)	7	6	(1)	13	12
Mortgage-backed securities	(76)	763	687	(165)	1,824	1,659
Corporate fixed income securities	(935)	186	(749)	(1,817)	251	(1,566)
Asset-backed securities	2,954	67,257	70,211	6,092	138,024	144,116
Federal Home Loan Bank and other capital stock	(57)	(87)	(144)	21	30	51
Loans
Securities-based loans	(2,835)	25,104	22,269	(3,978)	54,311	50,333
Commercial and industrial	(940)	46,759	45,819	3,919	94,875	98,794
Fund banking	10,362	45,489	55,851	21,068	90,240	111,308
Residential real estate	9,007	8,622	17,629	21,160	14,417	35,577
Commercial real estate	910	7,235	8,145	2,741	13,436	16,177
Home equity lines of credit	160	1,237	1,397	387	2,400	2,787
Construction and land	3,567	6,541	10,108	4,018	13,301	17,319
Other	245	84	329	352	520	872
Loans held for sale	(355)	1,491	1,136	(558)	3,789	3,231
	$25,176	$221,510	$246,686	$55,843	$449,756	$505,599
Interest expense:
Deposits:
Money market	$209	142,402	$142,611	$1,495	$266,950	$268,445
Time deposits	(137)	20	(117)	(267)	39	(228)
Demand deposits	2,198	23,070	25,268	607	35,296	35,903
Savings	—	1	1	—	2	2
Federal Home Loan Bank advances	(1,827)	1,033	(794)	(821)	64	(757)
Other borrowings	(7)	67	60	(11)	74	63
	$436	$166,593	$167,029	$1,003	$302,425	$303,428

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

For the three months ended June 30, 2023, interest revenue of $444.9 million was generated from average interest-earning assets of $29.9 billion at an average interest rate of 5.96%. Interest revenue of $198.2 million for the comparable period in 2022 was generated from average interest-earning assets of $26.9 billion at an average interest rate of 2.95%.

For the six months ended June 30, 2023, interest revenue of $860.0 million was generated from average interest-earning assets of $29.8 billion at an average interest rate of 5.77%. Interest revenue of $354.4 million for the comparable period in 2022 was generated from average interest-earning assets of $26.2 billion at an average interest rate of 2.71%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended June 30, 2023, interest expense of $171.5 million was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.52%. Interest expense of $4.4 million for the comparable period in 2022 was incurred from average interest-bearing liabilities of $24.6 billion at an average interest rate of 0.07%.

For the six months ended June 30, 2023, interest expense of $308.9 million was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.27%. Interest expense of $5.4 million for the comparable period in 2022 was incurred from average interest-bearing liabilities of $23.9 billion at an average interest rate of 0.05%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2023, Global Wealth Management non-interest expenses increased 1.2% to $458.3 million from $452.8 million for the comparable period in 2022. For the six months ended June 30, 2023, Global Wealth Management non-interest expenses decreased 1.1% to $899.4 million from $909.1 million for the comparable period in 2022.

Compensation and benefits – For the three months ended June 30, 2023, compensation and benefits expense increased 1.4% to $354.1 million from $349.4 million during the comparable period in 2022. The increase is primarily attributable to increased variable compensation from our continued recruiting efforts. For the six months ended June 30, 2023, compensation and benefits expense decreased 2.5% to $696.5 million from $714.4 million during the comparable period in 2022. The decrease is primarily attributable to lower variable compensation expense over the comparable period in 2022.

Compensation and benefits expense as a percentage of net revenues was 46.7% and 46.0% for the three and six months ended June 30, 2023, respectively, compared to 50.1% and 51.8% for the comparable periods in 2022. The decrease is primarily attributable to lower compensable revenues over the comparable periods in 2022.

Occupancy and equipment rental – For the three months ended June 30, 2023, occupancy and equipment rental expense increased 4.7% to $40.0 million from $38.2 million during the comparable period in 2022. For the six months ended June 30, 2023, occupancy and equipment rental expense increased 8.3% to $81.4 million from $75.2 million during the comparable period in 2022. The increase is primarily attributable to higher occupancy costs as a result of an increase in locations over the comparable period in 2022 and higher furniture and equipment and data processing costs associated with continued investments in our business.

Communications and office supplies – For the three months ended June 30, 2023, communications and office supplies expense remained relatively consistent with the comparable period at $15.0 million. For the six months ended June 30, 2023, communications and office supplies expense increased 3.7% to $30.8 million from $29.7 million during the comparable period in 2022. The increase is primarily attributable to higher postage and shipping expenses and communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended June 30, 2023, commissions and floor brokerage expense decreased 8.8% to $6.2 million from $6.8 million during the comparable period in 2022. For the six months ended June 30, 2023, commissions and floor brokerage expense decreased 8.4% to $12.6 million from $13.7 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses.

Provision for credit losses – For the three months ended June 30, 2023, provision for credit losses decreased 38.8% to $7.8 million from $12.8 million during the comparable period in 2022. For the six months ended June 30, 2023, provision for credit losses decreased 39.4% to $12.7 million from $21.0 million during the comparable period in 2022. The decrease is primarily attributable to reserve reductions during 2023, partially offset by growth in our loan portfolio.

Other operating expenses – For the three months ended June 30, 2023, other operating expenses increased 14.6% to $35.1 million from $30.6 million during the comparable period in 2022. For the six months ended June 30, 2023, other operating expenses increased 18.4% to $65.4 million from $55.2 million during the comparable period in 2022. The increase is primarily attributable to increases in travel and entertainment expense, FDIC-insurance expense, conference-related expenses, subscriptions, and litigation expense, partially offset by lower settlement-related expenses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2023, income before income taxes increased 22.3% to $299.9 million from $245.2 million during the comparable period in 2022. For the six months ended June 30, 2023, income before income taxes increased 30.9% to $616.0 million from $470.6 million during the comparable period in 2022.

Profit margins (income before income taxes as a percent of net revenues) have increased to 39.6% and 40.7% for the three and six months ended June 30, 2023, respectively, from 35.1% and 34.1% during the comparable periods in 2022. Profit margins were positively impacted by the growth in net revenues and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

Results of Operations – Institutional Group

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$55,522	$64,677	(14.2)	20.1%	15.7%
Principal transactions	57,578	77,137	(25.4)	20.8	18.8
Transactional revenues	113,100	141,814	(20.2)	40.9	34.5
Capital raising	74,886	66,463	12.7	27.1	16.2
Advisory	86,595	199,556	(56.6)	31.4	48.5
Investment banking	161,481	266,019	(39.3)	58.5	64.7
Interest	7,306	6,209	17.7	2.6	1.5
Other income	2,657	1,203	120.9	1.0	0.2
Total revenues	284,544	415,245	(31.5)	103.0	100.9
Interest expense	8,300	3,881	113.9	3.0	0.9
Net revenues	276,244	411,364	(32.8)	100.0	100.0
Non-interest expenses:
Compensation and benefits	194,158	244,711	(20.7)	70.3	59.5
Occupancy and equipment rental	20,961	18,320	14.4	7.6	4.5
Communication and office supplies	25,338	23,934	5.9	9.2	5.8
Commissions and floor brokerage	7,882	8,273	(4.7)	2.9	2.0
Other operating expenses	40,800	43,134	(5.4)	14.7	10.5
Total non-interest expenses	289,139	338,372	(14.5)	104.7	82.3
Income/(loss) before income taxes	$(12,895)	$72,992	(117.7)	(4.7%)	17.7%

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$114,881	$129,810	(11.5)	18.9%	15.4%
Principal transactions	122,036	190,863	(36.1)	20.0	22.6
Transactional revenues	236,917	320,673	(26.1)	38.9	38.0
Capital raising	131,544	134,766	(2.4)	21.6	16.0
Advisory	237,658	380,952	(37.6)	39.0	45.2
Investment banking	369,202	515,718	(28.4)	60.6	61.2
Interest	12,771	11,482	11.2	2.1	1.4
Other income	4,953	1,792	176.4	0.9	0.2
Total revenues	623,843	849,665	(26.6)	102.5	100.8
Interest expense	14,986	6,938	116.0	2.5	0.8
Net revenues	608,857	842,727	(27.8)	100.0	100.0
Non-interest expenses:
Compensation and benefits	400,063	497,058	(19.5)	65.7	59.0
Occupancy and equipment rental	42,234	38,480	9.8	6.9	4.6
Communication and office supplies	50,585	47,009	7.6	8.3	5.6
Commissions and floor brokerage	15,987	17,273	(7.4)	2.6	2.0
Other operating expenses	79,163	73,287	8.0	13.1	8.7
Total non-interest expenses	588,032	673,107	(12.6)	96.6	79.9
Income before income taxes	$20,825	$169,620	(87.7)	3.4%	20.1%

NET REVENUES

For the three months ended June 30, 2023, Institutional Group net revenues decreased 32.8% to $276.2 million from $411.4 million for the comparable period in 2022. The decrease in net revenues is primarily attributable to lower advisory revenues and transactional revenues, partially offset by an increase in capital-raising revenues.

For the six months ended June 30, 2023, Institutional Group net revenues decreased 27.8% to $608.9 million from $842.7 million during the comparable period in 2022. The decrease in net revenues is primarily attributable to lower advisory revenues, transactional revenues, and capital-raising revenues.

Commissions – For the three months ended June 30, 2023, commission revenues decreased 14.2% to $55.5 million from $64.7 million in the comparable period in 2022. For the six months ended June 30, 2023, commission revenues decreased 11.5% to $114.9 million from $129.8 million in the comparable period in 2022.

Principal transactions – For the three months ended June 30, 2023, principal transactions revenues decreased 25.4% to $57.6 million from $77.1 million in the comparable period in 2022. For the six months ended June 30, 2023, principal transaction revenues decreased 36.1% to $122.0 million from $190.9 million in the comparable period in 2022.

Transactional revenues – For the three months ended June 30, 2023, institutional transactional revenues decreased 20.2% to $113.1 million from $141.8 million in the comparable period in 2022. For the six months ended June 30, 2023, institutional transactional revenues decreased 26.1% to $236.9 million from $320.7 million in the comparable period in 2022.

For the three months ended June 30, 2023, fixed income institutional transactional revenues decreased 29.8% to $67.5 million from $96.2 million in the comparable period in 2022. For the six months ended June 30, 2023, fixed income transactional revenues decreased 36.4% to $138.9 million from $218.5 million in the comparable period in 2022. The decrease in fixed income institutional transactional revenues is primarily attributable to decreased activity as a result of lower market volatility, compared with elevated levels in the comparable periods in 2022.

For the three months ended June 30, 2023, equity institutional transactional revenues remained relatively consistent with the comparable period in 2022 at $45.6 million. For the six months ended June 30, 2023, equity transactional revenues decreased 4.1% to $98.0 million from $102.2 million during the comparable period in 2022. The decline in equity institutional transactional revenues is primarily attributable to declines in activity, partially offset by lower trading losses in 2023.

Investment banking – For the three months ended June 30, 2023, investment banking revenues decreased 39.3% to $161.5 million from $266.0 million during the comparable period in 2022. For the six months ended June 30, 2023, investment banking revenues decreased 28.4% to $369.2 million from $515.7 million during the comparable period in 2022.

For the three months ended June 30, 2023, capital-raising revenues increased 12.7% to $74.9 million from $66.5 million in the comparable period in 2022. For the six months ended June 30, 2023, capital-raising revenues decreased 2.4% to $131.5 million from $134.8 million in the comparable period in 2022.

For the three months ended June 30, 2023, equity capital-raising revenues increased 15.8% to $30.1 million from $26.0 million during the comparable period in 2022 driven by higher volumes during the quarter. For the six months ended June 30, 2023, equity capital-raising revenues decreased 1.2% to $54.8 million from $55.4 million during the comparable period in 2022. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the three months ended June 30, 2023, fixed income capital-raising revenues increased 10.6% to $44.8 million from $40.5 million during the comparable period in 2022. The increase is primarily attributable to an increase in our corporate debt issuance business. For the six months ended June 30, 2023, fixed income capital-raising revenues decreased 3.2% to $76.8 million from $79.3 million during the comparable period in 2022. The decrease is primarily attributable to lower bond issuances as a result of the microeconomic conditions that existed during the first six months of 2023.

For the three months ended June 30, 2023, advisory revenues decreased 56.6% to $86.6 million from $199.6 million in the comparable period in 2022. For the six months ended June 30, 2023, advisory revenues decreased 37.6% to $237.7 million from $381.0 million in the comparable period in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions over the comparable periods in 2022.

Interest – For the three months ended June 30, 2023, interest increased 17.7% to $7.3 million from $6.2 million in the comparable period in 2022. For the six months ended June 30, 2023, interest increased 11.2% to $12.8 million from $11.5 million in the comparable period in 2022.

Other income – For the three months ended June 30, 2023, other income increased 120.9% to $2.7 million from $1.2 million in the comparable period in 2022. For the six months ended June 30, 2023, other income increased 176.4% to $5.0 million from $1.8 million during the comparable period in 2022.

Interest expense – For the three months ended June 30, 2023, interest expense increased 113.9% to $8.3 million from $3.9 million in the comparable period in 2022. For the six months ended June 30, 2023, interest expense increased 116.0% to $15.0 million from $6.9 million in the comparable period in 2022. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended June 30, 2023, Institutional Group non-interest expenses decreased 14.5% to $289.1 million from $338.4 million for the comparable period in 2022. For the six months ended June 30, 2023, Institutional Group non-interest expenses decreased 12.6% to $588.0 million from $673.1 million during the comparable period in 2022.

Compensation and benefits – For the three months ended June 30, 2023, compensation and benefits expense decreased 20.7% to $194.2 million from $244.7 million during the comparable period in 2022. For the six months ended June 30, 2023, compensation and benefits expense decreased 19.5% to $400.1 million from $497.1 million during the comparable period in 2022. The decrease is driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 70.3% and 65.7% for the three and six months ended June 30, 2023, respectively, compared to 59.5% and 59.0% for the comparable periods in 2022. The increase is primarily attributable to lower net revenues.

Occupancy and equipment rental – For the three months ended June 30, 2023, occupancy and equipment rental expense increased 14.4% to $21.0 million from $18.3 million during the comparable period in 2022. For the six months ended June 30, 2023, occupancy and equipment rental expense increased 9.8% to $42.2 million from $38.5 million during the comparable period in 2022. The increase is attributable to higher occupancy and furniture and equipment costs associated with continued investments in our business.

Communications and office supplies – For the three months ended June 30, 2023, communications and office supplies expense increased 5.9% to $25.3 million from $23.9 million during the comparable period in 2022. For the six months ended June 30, 2023, communications and office supplies expense increased 7.6% to $50.6 million from $47.0 million during the comparable period in 2022. The increase is primarily attributable to higher communication and quote expenses.

Commissions and floor brokerage – For the three months ended June 30, 2023, commissions and floor brokerage expense decreased 4.7% to $7.9 million from $8.3 million during the comparable period in 2022. For the six months ended June 30, 2023, commissions and floor brokerage expense decreased 7.4% to $16.0 million from $17.3 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses.

Other operating expenses – For the three months ended June 30, 2023, other operating expenses decreased 5.4% to $40.8 million from $43.1 million during the comparable period in 2022. The decrease is primarily attributable to lower professional fees and investment banking transaction expenses, partially offset by higher travel and entertainment expenses, subscription expenses, settlement-related expenses, and FDIC-insurance expense. For the six months ended June 30, 2023, other operating expenses increased 8.0% to $79.2 million from $73.3 million during the comparable period in 2022. The increase is primarily attributable to higher travel and entertainment expenses, subscription expenses, and conference-related expenses, partially offset by lower professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2023, income before income taxes for the Institutional Group segment decreased 117.7% to a loss of $12.9 million from $73.0 million during the comparable period in 2022. For the six months ended June 30, 2023, income before income taxes for the Institutional Group segment decreased 87.7% to $20.8 million from $169.6 million during the comparable period in 2022.

Profit margins (income before income taxes as a percentage of net revenues) for the three and six months ended June 30, 2023 were impacted by lower revenues.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2023 Compared with Three and Six Months Ended June 30, 2022

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$16,287	$(1,218)	n/m	$33,281	$2,221	n/m
Non-interest expenses:
Compensation and benefits	67,423	58,629	15.0	170,285	114,981	48.1
Other operating expenses	54,488	39,756	37.1	108,566	81,775	32.8
Total non-interest expenses	121,911	98,385	23.9	278,851	196,756	41.7
Loss before income taxes	$(105,624)	$(99,603)	6.0%	$(245,570)	$(194,535)	26.2%

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

The following shows the expenses that are part of the Other segment related to acquisitions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest expenses:
Compensation and benefits	$6,523	$9,174	(28.9)	$15,776	$18,485	(14.7)
Other operating expenses	8,621	7,617	13.2	16,757	13,098	27.9
Total non-interest expenses	$15,144	$16,791	(9.8)%	$32,533	$31,583	3.0%

For the three months ended June 30, 2023, compensation and benefits expense decreased 28.9% to $6.5 million from $9.2 million in 2022. For the six months ended June 30, 2023, compensation and benefits expense decreased 14.7% to $15.8 million from $18.5 million in 2022.

For the three months ended June 30, 2023, other operating expenses increased 13.2% to $8.6 million from $7.6 million in 2022. For the six months ended June 30, 2023, other operating expenses increased 27.9% to $16.8 million from $13.1 million in 2022.

The expenses not associated with the activities described above in the Other segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest expenses:
Compensation and benefits	$60,900	$49,455	23.1	$154,509	$96,496	60.1
Other operating expenses	45,867	32,139	42.7	91,809	68,677	33.7
Total non-interest expenses	$106,767	$81,594	30.9%	$246,318	$165,173	49.1%

For the three months ended June 30, 2023, compensation and benefits expense increased 23.1% to $60.9 million from $49.5 million in 2022. For the six months ended June 30, 2023, compensation and benefits expense increased 60.1% to $154.5 million from $96.5 million in 2022.

For the three months ended June 30, 2023, other operating expenses increased 42.7% to $45.9 million from $32.1 million in 2022. For the six months ended June 30, 2023, other operating expenses increased 33.7% to $91.8 million from $68.7 million in 2022.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $37.3 billion, were up 0.3% over December 31, 2022. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2023, our liabilities were comprised primarily of deposits of $27.0 billion at Stifel Bancorp, payables to customers of $880.2 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.2 billion, senior notes, net of debt issuance costs, of $1.1 billion, and accrued employee compensation of $399.5 million. To meet our obligations to clients and operating needs, we had $11.4 billion of cash or assets readily convertible into cash at June 30, 2023.

Cash Flow

Cash and cash equivalents decreased $292.1 million to $1.9 billion at June 30, 2023, from $2.2 billion at December 31, 2022. Operating activities used cash of $6.3 million. Investing activities provided cash of $33.6 million due to proceeds from the sale and maturity of securities in our investment portfolio and a decline in our loan portfolio, partially offset by cash used to fund acquisitions, fixed asset purchases, and investment securities purchases. Financing activities used cash of $331.3 million primarily due to repurchases of our common stock, a decrease in bank deposits, tax payments related to shares withheld for stock-based compensation, dividends paid on our common and preferred stock, partially offset by an increase in securities loaned.

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

As of June 30, 2023, we had $37.3 billion in assets, $11.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,907,926	$2,199,985
Receivables from brokers, dealers, and clearing organizations	304,433	418,091
Securities purchased under agreements to resell	542,582	348,162
Financial instruments owned at fair value	1,037,378	659,685
Available-for-sale securities at fair value	1,582,418	1,636,041
Held-to-maturity securities at amortized cost	5,951,482	5,990,451
Investments	38,331	38,278
Total cash and assets readily convertible to cash	$11,364,550	$11,290,693

As of June 30, 2023 and December 31, 2022, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2023		December 31, 2022
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$154,749	$—	$129,045	$—
Financial instruments owned at fair value	318,321	318,321	212,011	212,011
Investment portfolio (AFS & HTM)	—	2,048,092	—	2,090,583
	$473,070	$2,366,413	$341,056	$2,302,594

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At June 30, 2023, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2023, the maximum number of shares that may yet be purchased under this plan was 6.1 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At June 30, 2023, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2023, available cash and highly liquid investments comprised approximately 17% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.9 billion of cash and cash equivalents at June 30, 2023, compared to $2.2 billion at December 31, 2022. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.6 billion in available-for-sale investment securities at June 30, 2023, compared to $1.6 billion at December 31, 2022. As of June 30, 2023, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of June 30, 2023, we had $27.0 billion in deposits compared to $27.1 billion at December 31, 2022. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $24.2 billion and $25.3 billion at June 30, 2023 and December 31, 2022, respectively, which includes $11.9 billion and $8.7 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2023 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at June 30, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $111.0 million during the six months ended June 30, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2023 on these advances was 1.35% and 4.94%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2023, there were no Federal Home Loan advances.

Unsecured borrowings – On May 27, 2021, the Company and Stifel entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of May 2026 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500.0 million, with a sublimit of $200.0 million for the Company. Stifel may borrow up to $500.0 million under the Credit Facility, depending on the amount of outstanding borrowings of the Company. The interest rates on borrowings under the Credit Facility are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of June 30, 2023.

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

Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults. At June 30, 2023, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.7 billion at June 30, 2023 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2023, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Fed’s discount window at June 30, 2023. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $24.2 billion at June 30, 2023. At June 30, 2023, there was $25.1 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $81.1 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2023. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2023, and the years ended December 31, 2024, 2025, 2026, 2027, and thereafter are $92.6 million, $124.6 million, $103.6 million, $93.1 million, $72.8 million, and $177.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At June 30, 2023, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.2 million, of which 13.9 million were unvested. At June 30, 2023, there was unrecognized compensation cost for deferred awards of approximately $782.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2023, and the years ended December 31, 2024, 2025, 2026, 2027, and thereafter are $123.4 million, $217.9 million, $179.8 million, $138.2 million, $77.3 million, and $46.1 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2023, Stifel had net capital of $456.5 million, which was 40.4% of aggregate debit items and $433.9 million in excess of its minimum required net capital. At June 30, 2023, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2023, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2023, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At June 30, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2023, and the daily VaR at June 30, 2023 and December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023			VaR Calculation at
	High	Low	Daily Average	June 30, 2023	December 31, 2022
Daily VaR	$11,953	$4,038	$7,634	$6,848	$6,293

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

The following table illustrates the estimated change in net interest income at June 30, 2023, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	7.1%
+100	3.5
0	—
-100	(0.1)
-200	(4.8)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2023 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,924,421	$517,347	$3,542,225	$4,046,836
Securities	5,954,650	94,775	740,686	1,018,823
Interest-bearing cash	590,627	—	—	—
	$19,469,698	$612,122	$4,282,911	$5,065,659
Interest-bearing liabilities:
Transaction accounts and savings	$26,784,379	$—	$—	$—
Certificates of deposit	14	—	5	—
	$26,784,393	$—	$5	$—
GAP	(7,314,695)	612,122	4,282,906	5,065,659
Cumulative GAP	$(7,314,695)	$(6,702,573)	$(2,419,667)	$2,645,992

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion, and the fair value of the collateral that had been sold or repledged was $318.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2023 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2023. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2023	—	$—	—	7,559,332
May 1 - 31, 2023	899,205	58.19	899,205	6,660,127
June 1 - 30, 2023	592,339	58.24	592,339	6,067,788
	1,491,544	$58.21	1,491,544

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2023, the maximum number of shares that may yet be purchased under this plan was 6.1 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

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

Date: August 9, 2023