Form 10-Q
period 2023-09-30
STIFEL FINANCIAL CORP
filed 2023-11-07
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - November 3, 2023
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	101,995,978
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2023	December 31, 2022
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$2,768,353	$2,199,985
Cash segregated for regulatory purposes	33,399	29,017
Receivables:
Brokerage clients, net	885,674	924,385
Brokers, dealers, and clearing organizations	363,008	418,091
Securities purchased under agreements to resell	412,367	348,162
Financial instruments owned, at fair value	1,056,745	731,752
Available-for-sale securities, at fair value	1,512,233	1,636,041
Held-to-maturity securities, at amortized cost	5,900,379	5,990,451
Loans:
Held for investment, net	20,292,553	20,465,092
Held for sale, at lower of cost or market	142,617	156,912
Investments, at fair value	91,154	99,376
Fixed assets, net	195,987	200,043
Operating lease right-of-use assets, net	786,496	775,949
Goodwill	1,399,129	1,326,548
Intangible assets, net	127,443	130,589
Loans and advances to financial advisors and other employees, net	678,059	654,112
Deferred tax assets, net	198,424	159,207
Other assets	1,033,557	950,412
Total assets	$37,877,577	$37,196,124
Liabilities
Payables:
Brokerage clients	$704,484	$770,336
Brokers, dealers, and clearing organizations	217,916	94,954
Drafts	77,432	102,212
Securities sold under agreements to repurchase	408,950	212,011
Bank deposits	27,594,358	27,117,111
Financial instruments sold, but not yet purchased, at fair value	578,290	454,817
Accrued compensation	448,311	677,376
Accounts payable and accrued expenses	1,429,882	1,264,282
Senior notes	1,115,360	1,114,554
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	32,634,983	31,867,653
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,255 and 111,662,034 shares, respectively	16,749	16,749
Additional paid-in-capital	1,885,424	1,928,069
Retained earnings	3,299,143	3,169,095
Accumulated other comprehensive loss	(134,159)	(117,960)
Treasury stock, at cost, 8,541,973 and 6,314,033 shares, respectively	(509,563)	(352,482)
Total equity	5,242,594	5,328,471
Total liabilities and equity	$37,877,577	$37,196,124

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Commissions	$165,075	$159,054	$499,983	$541,644
Principal transactions	114,841	118,379	336,063	403,252
Investment banking	146,887	221,858	525,591	747,779
Asset management	333,127	300,557	968,960	973,457
Interest	505,198	304,195	1,439,532	682,384
Other income	459	852	(940)	7,823
Total revenues	1,265,587	1,104,895	3,769,189	3,356,339
Interest expense	220,536	59,756	566,624	86,547
Net revenues	1,045,051	1,045,139	3,202,565	3,269,792
Non-interest expenses:
Compensation and benefits	613,287	611,870	1,880,144	1,938,270
Occupancy and equipment rental	84,396	77,230	251,140	232,507
Communications and office supplies	46,215	43,825	137,320	129,926
Commissions and floor brokerage	14,413	13,576	42,965	44,569
Provision for credit losses	9,992	6,453	22,736	27,478
Other operating expenses	167,319	86,416	367,563	245,623
Total non-interest expenses	935,622	839,370	2,701,868	2,618,373
Income from operations before income tax expense	109,429	205,769	500,697	651,419
Provision for income taxes	41,268	54,600	140,645	165,885
Net income	68,161	151,169	360,052	485,534
Preferred dividends	9,321	9,320	27,961	27,961
Net income available to common shareholders	$58,840	$141,849	$332,091	$457,573

Earnings per common share:
Basic	$0.55	$1.30	$3.09	$4.20
Diluted	$0.52	$1.21	$2.91	$3.89

Cash dividends declared per common share	$0.36	$0.30	$1.08	$0.90

Weighted-average number of common shares outstanding:
Basic	106,068	108,767	107,580	109,017
Diluted	113,195	117,218	114,170	117,649

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$68,161	$151,169	$360,052	$485,534
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized losses on available-for-sale securities (2)	(26,172)	(54,290)	(17,113)	(189,820)
Foreign currency translation adjustment	(3,472)	20,692	914	41,461
Total other comprehensive loss, net of tax	(29,644)	(33,598)	(16,199)	(148,359)
Comprehensive income	$38,517	$117,571	$343,853	$337,175

(1)
Net of tax benefit of $17.9 million and $12.1 million for the three months ended September 30, 2023 and 2022, respectively. Net of tax benefit of $6.3 million and $50.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)
There were no reclassifications to earnings for the three months ended September 30, 2023. Net of reclassifications to earnings of realized losses of $5.6 million for the nine months ended September 30, 2023. There were no reclassifications to earnings for the three and nine months ended September 30, 2022.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2023	2022
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,856,578	1,884,455
Unit amortization, net of forfeitures	35,862	33,358
Distributions under employee plans	(7,016)	(3,300)
Other	—	(254)
Balance, end of period	1,885,424	1,914,259
Retained earnings:
Balance, beginning of period	3,286,777	2,948,280
Net income	68,161	151,169
Dividends declared:
Common	(43,235)	(37,299)
Preferred	(9,321)	(9,320)
Distributions under employee plans	(3,240)	(1,612)
Other	1	376
Balance, end of period	3,299,143	3,051,594
Accumulated other comprehensive loss:
Balance, beginning of period	(104,515)	(110,043)
Unrealized losses on securities, net of tax	(26,172)	(54,290)
Foreign currency translation adjustment, net of tax	(3,472)	20,692
Balance, end of period	(134,159)	(143,641)
Treasury stock, at cost:
Balance, beginning of period	(397,602)	(299,704)
Distributions under employee plans	6,849	3,093
Common stock repurchased	(118,810)	—
Balance, end of period	(509,563)	(296,611)
Total Shareholders' Equity	$5,242,594	$5,227,350

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,928,069	1,922,382
Unit amortization, net of forfeitures	113,426	114,536
Distributions under employee plans	(156,080)	(122,467)
Other	9	(192)
Balance, end of period	1,885,424	1,914,259
Retained earnings:
Balance, beginning of period	3,169,095	2,757,208
Net income	360,052	485,534
Dividends declared:
Common	(130,800)	(111,831)
Preferred	(27,961)	(27,961)
Distributions under employee plans	(73,069)	(52,523)
Other	1,826	1,167
Balance, end of period	3,299,143	3,051,594
Accumulated other comprehensive income/(loss):
Balance, beginning of period	(117,960)	4,718
Unrealized losses on securities, net of tax	(17,113)	(189,820)
Foreign currency translation adjustment, net of tax	914	41,461
Balance, end of period	(134,159)	(143,641)
Treasury stock, at cost:
Balance, beginning of period	(352,482)	(351,098)
Distributions under employee plans	143,071	85,153
Common stock repurchased	(300,152)	(30,666)
Balance, end of period	(509,563)	(296,611)
Total Shareholders' Equity	$5,242,594	$5,227,350

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$360,052	$485,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,124	36,250
Amortization of loans and advances to financial advisors and other employees	104,703	98,624
Amortization of premium on investment portfolio	7,444	9,795
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	22,736	27,478
Amortization of intangible assets	13,872	14,966
Deferred income taxes	(33,022)	(15,690)
Stock-based compensation	106,237	103,281
(Gains)/losses on sale of investments	(2,290)	14,933
Other, net	2,141	4,883
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	38,711	(79,193)
Brokers, dealers, and clearing organizations	56,477	32,800
Securities purchased under agreements to resell	(64,205)	38,026
Financial instruments owned, including those pledged	(269,580)	159,318
Loans originated as held for sale	(614,254)	(513,195)
Proceeds from mortgages held for sale	626,663	503,284
Loans and advances to financial advisors and other employees	(130,665)	(105,431)
Other assets	(31,913)	(68,435)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(65,852)	(90,781)
Brokers, dealers, and clearing organizations	60,363	4,172
Drafts	(24,780)	(52,164)
Financial instruments sold, but not yet purchased	93,131	(118,436)
Other liabilities and accrued expenses	(74,940)	(190,216)
Net cash provided by operating activities	$224,153	$299,803

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$112,928	$287,460
Calls and principal paydowns of held-to-maturity securities	89,815	113,454
Sale or maturity of investments	15,694	12,761
Decrease/(increase) in loans held for investment, net	147,629	(4,075,687)
Payments for:
Purchase of fixed assets	(39,026)	(44,924)
Purchase of available-for-sale securities	(19,635)	(102,917)
Purchase of held-to-maturity securities	—	(754,306)
Purchase of investments	(15,272)	(13,450)
Acquisitions, net of cash received	(113,452)	(11,021)
Net cash provided by/(used in) investing activities	178,681	(4,588,630)
Cash Flows From Financing Activities:
Payment of contingent consideration	(6,045)	(11,303)
Increase/(decrease) in securities sold under agreements to repurchase	196,939	(127,769)
Increase in bank deposits, net	477,247	3,910,271
Increase in securities loaned	36,465	19,521
Tax payments related to shares withheld for stock-based compensation plans	(83,909)	(87,434)
Repurchase of common stock	(300,152)	(30,666)
Cash dividends on preferred stock	(27,961)	(27,961)
Cash dividends paid to common stock and equity-award holders	(123,582)	(100,538)
Net cash provided by financing activities	169,002	3,544,121
Effect of exchange rate changes on cash	914	41,461
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	572,750	(703,245)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,229,002	2,149,657
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$2,801,752	$1,446,412
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$104,569	$162,681
Cash paid for interest	575,121	103,100
Noncash financing activities:
Unit grants, net of forfeitures	179,078	188,359

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$2,768,353	$2,199,985
Cash segregated for regulatory purposes	33,399	29,017
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,801,752	$2,229,002

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2023 and December 31, 2022, included (in thousands):

	September 30, 2023	December 31, 2022
Deposits paid for securities borrowed	$180,156	$219,052
Receivables from clearing organizations	171,303	186,800
Securities failed to deliver	11,549	12,239
	$363,008	$418,091

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2023 and December 31, 2022, included (in thousands):

	September 30, 2023	December 31, 2022
Deposits received from securities loaned	$104,570	$68,105
Securities failed to receive	80,231	12,385
Payable to clearing organizations	33,115	14,464
	$217,916	$94,954

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

Corporate equity securities valued based on quoted prices in active markets are reported in Level 1. Corporate equity securities that have little to no pricing observability are reported in Level 3.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$22,413	$7,056	$18,817	$9,853
Mutual funds	3,278	—	4,728	—
Money market funds	1,870	—	1,650	—
Private equity funds	407	1,181	417	1,181
Total	$27,968	$8,237	$25,612	$11,034

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and fixed income and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities not actively traded, fixed income securities, and asset-backed securities and state and municipal securities, included in other in the table below.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, are presented below (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$10,479	$10,479	$—	$—
U.S. government agency securities	158,086	—	158,086	—
Agency mortgage-backed securities	199,294	—	199,294	—
Asset-backed securities	63,046	—	61,377	1,669
Corporate securities:
Fixed income securities	321,842	197	321,645	—
Equity securities	43,091	42,817	274	—
State and municipal securities	163,139	—	163,139	—
Other (1)	97,768	—	9,251	88,517
Total financial instruments owned	1,056,745	53,493	913,066	90,186
Available-for-sale securities:
U.S. government agency securities	2,135	—	2,135	—
State and municipal securities	2,294	—	2,294	—
Mortgage-backed securities:
Agency	715,250	—	715,250	—
Commercial	65,695	—	65,695	—
Non-agency	332	—	332	—
Corporate fixed income securities	537,850	—	537,850	—
Asset-backed securities	188,677	—	188,677	—
Total available-for-sale securities	1,512,233	—	1,512,233	—
Investments:
Corporate equity securities	24,877	10,888	2,111	11,878
Auction rate securities	783	—	—	783
Other (2)	39,396	71	115	39,210
Investments in funds and partnerships measured at NAV	26,098
Total investments	91,154	10,959	2,226	51,871
Cash equivalents measured at NAV	1,870
Derivative contracts (3)	166,038	—	166,038	—
	$2,828,040	$64,452	$2,593,563	$142,057

(1) Includes syndicated loans and non-agency mortgage-backed securities.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$334,630	$334,630	$—	$—
U.S. government agency securities	5,439	—	5,439	—
Agency mortgage-backed securities	70,344	—	70,344	—
Corporate securities:
Fixed income securities	135,080	—	135,080	—
Equity securities	20,114	20,114	—	—
Other (4)	12,683	—	6,974	5,709
Total financial instruments sold, but not yet purchased	578,290	354,744	217,837	5,709
Derivative contracts (5)	166,015	—	166,015	—
	$744,305	$354,744	$383,852	$5,709

(4) Includes asset-backed securities and syndicated loans.

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at June 30, 2023	$1,979	$105,541	$11,878	$14,683	$37,342
Unrealized gains/(losses)	—	(158)	—	—	368
Realized gains/(losses)	502	(1,323)	—	(232)	—
Purchases	—	13,909	—	—	1,500
Sales	—	(26,869)	—	—	—
Redemptions	(812)	(2,583)	—	(13,668)	—
Net change	(310)	(17,024)	—	(13,900)	1,868
Balance at September 30, 2023	$1,669	$88,517	$11,878	$783	$39,210

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended September 30, 2023
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2022	$2,179	$69,888	$11,878	$14,681	$36,974
Unrealized gains/(losses)	—	(72)	—	2	736
Realized gains/(losses)	728	(1,396)	—	(232)	—
Purchases	—	68,669	—	—	1,500
Sales	—	(31,438)	—	—	—
Redemptions	(1,238)	(17,134)	—	(13,668)	—
Net change	(510)	18,629	—	(13,898)	2,236
Balance at September 30, 2023	$1,669	$88,517	$11,878	$783	$39,210

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2023, relating to Level 3 assets still held at September 30, 2023, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2023 and December 31, 2022, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,768,353	$2,768,353	$2,199,985	$2,199,985
Cash segregated for regulatory purposes	33,399	33,399	29,017	29,017
Securities purchased under agreements to resell	412,367	412,367	348,162	348,162
Financial instruments owned	1,056,745	1,056,745	731,752	731,752
Available-for-sale securities	1,512,233	1,512,233	1,636,041	1,636,041
Held-to-maturity securities	5,900,379	5,811,600	5,990,451	5,738,418
Bank loans	20,292,553	19,353,782	20,465,092	19,752,043
Loans held for sale	142,617	142,617	156,912	156,912
Investments	91,154	91,154	99,376	99,376
Derivative contracts (1)	166,038	166,038	142,042	142,042
Financial liabilities:
Securities sold under agreements to repurchase	$408,950	$408,950	$212,011	$212,011
Bank deposits	27,594,358	25,358,517	27,117,111	24,274,224
Financial instruments sold, but not yet purchased	578,290	578,290	454,817	454,817
Senior notes	1,115,360	1,020,868	1,114,554	1,016,755
Debentures to Stifel Financial Capital Trusts	60,000	58,262	60,000	53,385
Derivative contracts (2)	166,015	166,015	142,028	142,028

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,766,483	$2,766,483	$—	$—
Cash segregated for regulatory purposes	33,399	33,399	—	—
Securities purchased under agreements to resell	412,367	—	412,367	—
Held-to-maturity securities	5,811,600	—	5,717,202	94,398
Bank loans	19,353,782	—	19,353,782	—
Loans held for sale	142,617	—	142,617	—
Financial liabilities:
Securities sold under agreements to repurchase	$408,950	$—	$408,950	$—
Bank deposits	25,358,517	—	25,358,517	—
Senior notes	1,020,868	1,020,868	—	—
Debentures to Stifel Financial Capital Trusts	58,262	—	—	58,262

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,198,335	$2,198,335	$—	$—
Cash segregated for regulatory purposes	29,017	29,017	—	—
Securities purchased under agreements to resell	348,162	218,515	129,647	—
Held-to-maturity securities	5,738,418	—	5,624,042	114,376
Bank loans	19,752,043	—	19,752,043	—
Loans held for sale	156,912	—	156,912	—
Financial liabilities:
Securities sold under agreements to repurchase	$212,011	$—	$212,011	$—
Bank deposits	24,274,224	—	24,274,224	—
Senior notes	1,016,755	1,016,755	—	—
Debentures to Stifel Financial Capital Trusts	53,385	—	—	53,385

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2023 and December 31, 2022.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2023 and December 31, 2022 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2023 and December 31, 2022 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Financial instruments owned:
U.S. government securities	$10,479	$38,956
U.S. government agency securities	158,086	73,608
Agency mortgage-backed securities	199,294	172,642
Asset-backed securities	63,046	8,270
Corporate securities:
Fixed income securities	321,842	202,169
Equity securities	43,091	38,129
State and municipal securities	163,139	126,237
Other (1)	97,768	71,741
	$1,056,745	$731,752
Financial instruments sold, but not yet purchased:
U.S. government securities	$334,630	$254,265
U.S. government agency securities	5,439	3,971
Agency mortgage-backed securities	70,344	44,793
Corporate securities:
Fixed income securities	135,080	134,381
Equity securities	20,114	11,590
Other (2)	12,683	5,817
	$578,290	$454,817

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes asset-backed securities, syndicated loans, and state and municipal securities.

At September 30, 2023 and December 31, 2022, financial instruments owned in the amount of $418.8 million and $218.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,368	$—	$(233)	$2,135
State and municipal securities	2,350	—	(56)	2,294
Mortgage-backed securities:
Agency	876,007	—	(160,757)	715,250
Commercial	70,563	—	(4,868)	65,695
Non-agency	351	—	(19)	332
Corporate fixed income securities	618,164	5	(80,319)	537,850
Asset-backed securities	192,936	—	(4,259)	188,677
	$1,762,739	$5	$(250,511)	$1,512,233
Held-to-maturity securities (2)
Asset-backed securities	$5,900,379	$5,476	$(94,255)	$5,811,600

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,345	$6	$(203)	$2,148
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	921,676	—	(130,654)	791,022
Commercial	71,462	—	(5,349)	66,113
Non-agency	442	—	(54)	388
Corporate fixed income securities	643,379	18	(77,103)	566,294
Asset-backed securities	221,565	126	(13,966)	207,725
	$1,863,219	$151	$(227,329)	$1,636,041
Held-to-maturity securities (2)
Asset-backed securities	$5,990,451	$3,213	$(255,246)	$5,738,418

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2023, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at September 30, 2023 and December 31, 2022 was $94.8 million and $82.3 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we received proceeds of $10.0 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million. During the three and nine months ended September 30, 2022, we received proceeds of $80.0 million from the sale of available-for-sale securities, which resulted in a realized gain of $0.1 million.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2023 and December 31, 2022 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$86,971	$85,380	$16,047	$15,877
After one year through three years	206,234	191,070	185,012	178,776
After three years through five years	38,502	32,679	123,696	108,707
After five years through ten years	456,440	386,538	442,055	380,362
After ten years	974,592	816,566	1,096,409	952,319
	$1,762,739	$1,512,233	$1,863,219	$1,636,041
Held-to-maturity securities
After five years through ten years	$2,765,980	$2,725,890	$2,413,239	$2,323,608
After ten years	3,134,399	3,085,710	3,577,212	3,414,810
	$5,900,379	$5,811,600	$5,990,451	$5,738,418

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2023, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,135	$—	$—	$2,135
State and municipal securities	—	2,294	—	—	2,294
Mortgage-backed securities:
Agency	—	295	92,085	622,870	715,250
Commercial	—	—	—	65,695	65,695
Non-agency	—	—	332	—	332
Corporate fixed income securities	85,380	219,025	233,445	—	537,850
Asset-backed securities	—	—	60,676	128,001	188,677
	$85,380	$223,749	$386,538	$816,566	$1,512,233
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,765,980	$3,134,399	$5,900,379

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2023 and December 31, 2022, securities of $721.0 million and $796.2 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2023 and December 31, 2022, securities of $1.3 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$(8)	$427	$(225)	$1,708	$(233)	$2,135
State and municipal securities	(56)	2,294	—	—	(56)	2,294
Mortgage-backed securities:
Agency	(1,228)	24,100	(159,529)	691,150	(160,757)	715,250
Commercial	—	—	(4,868)	65,695	(4,868)	65,695
Non-agency	—	—	(19)	332	(19)	332
Corporate fixed income securities	(235)	6,438	(80,084)	528,914	(80,319)	535,352
Asset-backed securities	(1,649)	64,008	(2,610)	124,669	(4,259)	188,677
	$(3,176)	$97,267	$(247,335)	$1,412,468	$(250,511)	$1,509,735

At September 30, 2023, the amortized cost of 284 securities classified as available for sale exceeded their fair value by $250.5 million, of which $247.3 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2023, was $1.5 billion, which was 99.8% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at September 30, 2023 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,156,155	$4,737,652	$5,000	$1,572	$5,900,379

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2023 and December 31, 2022 (in thousands, except percentages):

	September 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Residential real estate	$7,957,027	38.9%	$7,371,671	35.8%
Commercial and industrial	4,367,671	21.4	4,897,176	23.8
Fund banking	4,114,889	20.1	4,182,641	20.3
Securities-based loans	2,317,631	11.3	2,724,551	13.2
Construction and land	851,709	4.2	593,191	2.9
Commercial real estate	670,907	3.3	675,599	3.3
Home equity lines of credit	123,995	0.6	107,136	0.5
Other	48,560	0.2	50,593	0.2
Gross bank loans	20,452,389	100.0%	20,602,558	100.0%
Loans in process	(8,509)		(3,526)
Unamortized loan fees, net	(15,530)		(22,287)
Allowance for loan losses	(135,797)		(111,653)
Loans held for investment, net	$20,292,553		$20,465,092

At September 30, 2023 and December 31, 2022, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $70.7 million and $86.4 million, respectively.

At September 30, 2023 and December 31, 2022, we had loans held for sale of $142.6 million and $156.9 million, respectively. For the three months ended September 30, 2023 and 2022, we recognized a loss of $0.2 million and a gain of $0.4 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2023 and 2022, we recognized a loss of $2.8 million and a gain of $1.0 million, respectively, from the sale of originated loans, net of fees and costs.

At September 30, 2023 and December 31, 2022, loans, primarily consisting of residential and commercial real estate loans of $7.2 billion and $7.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at September 30, 2023 and December 21, 2022 was $78.2 million and $65.7 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2023 (in thousands).

	Three Months Ended September 30, 2023
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$66,377	$8,584	$(302)	$—	$74,659
Commercial real estate	13,429	6,437	—	—	19,866
Residential real estate	14,413	194	—	—	14,607
Fund banking	12,178	(660)	—	—	11,518
Construction and land	12,645	(1,145)	—	—	11,500
Securities-based loans	3,086	(68)	—	—	3,018
Home equity lines of credit	168	27	—	—	195
Other	385	49	—	—	434
	$122,681	$13,418	$(302)	$—	$135,797

	Nine Months Ended September 30, 2023
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,143	$21,283	$(920)	$153	$74,659
Commercial real estate	12,897	6,969	—	—	19,866
Residential real estate	20,441	(5,834)	—	—	14,607
Fund banking	11,711	(193)	—	—	11,518
Construction and land	8,568	2,932	—	—	11,500
Securities-based loans	3,157	(139)	—	—	3,018
Home equity lines of credit	364	(169)	—	—	195
Other	372	62	—	—	434
	$111,653	$24,911	$(920)	$153	$135,797

During the three and nine months ended September 30, 2023, we released $3.4 million and $2.2 million, respectively, of the provision for unfunded lending commitments. The provision for unfunded lending commitments was $4.9 million and $17.8 million for the three and nine months ended September 30, 2022, respectively. The provision for unfunded lending commitments is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 (in thousands).

	Three Months Ended September 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$57,594	$(1,511)	$(4,008)	$—	$52,075
Residential real estate	22,615	(5,150)	—	—	17,465
Fund banking	9,758	2,414	—	—	12,172
Commercial real estate	6,483	5,480	—	—	11,963
Construction and land	5,854	1,675	—	—	7,529
Securities-based loans	3,976	(658)	—	—	3,318
Home equity lines of credit	922	(724)	—	—	198
Other	280	24	—	—	304
	$107,482	$1,550	$(4,008)	$—	$105,024

	Nine Months Ended September 30, 2022
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$44,661	$11,420	$(4,008)	$2	$52,075
Residential real estate	28,560	(11,095)	—	—	17,465
Fund banking	8,868	3,304	—	—	12,172
Commercial real estate	3,934	8,029	—	—	11,963
Construction and land	8,536	(1,007)	—	—	7,529
Securities-based loans	4,006	(652)	(36)	—	3,318
Home equity lines of credit	511	(313)	—	—	198
Other	268	36	—	—	304
	$99,344	$9,722	$(4,044)	$2	$105,024

At September 30, 2023, we had $50.7 million of impaired loans, net of discounts, which included $0.1 million in troubled debt restructurings. The specific allowance on impaired loans at September 30, 2023 was $13.1 million. At December 31, 2022, we had $10.3 million of impaired loans, net of discounts, which included $0.2 million in troubled debt restructurings. The specific allowance on impaired loans at December 31, 2022 was $6.5 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2023 and 2022, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at September 30, 2023 and December 31, 2022 by portfolio segment (in thousands):

	As of September 30, 2023
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$5,072	$1,540	$6,612	$7,950,415	$7,957,027
Commercial and industrial	—	9,233	9,233	4,358,438	4,367,671
Fund banking	—	—	—	4,114,889	4,114,889
Securities-based loans	—	—	—	2,317,631	2,317,631
Construction and land	—	—	—	851,709	851,709
Commercial real estate	—	—	—	670,907	670,907
Home equity lines of credit	51	22	73	123,922	123,995
Other	53	31	84	48,476	48,560
Total	$5,176	$10,826	$16,002	$20,436,387	$20,452,389

	As of September 30, 2023*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial real estate	$39,747	$—	$—	$39,747
Commercial and industrial	9,233	—	—	9,233
Residential real estate	616	146	924	1,686
Home equity lines of credit	22	—	—	22
Other	29	—	2	31
Total	$49,647	$146	$926	$50,719

* There were no loans past due 90 days and still accruing interest at September 30, 2023.

	As of December 31, 2022
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$2,445	$688	$3,133	$7,368,538	$7,371,671
Commercial and industrial	—	9,226	9,226	4,887,950	4,897,176
Fund banking	—	—	—	4,182,641	4,182,641
Securities-based loans	—	—	—	2,724,551	2,724,551
Commercial real estate	—	—	—	675,599	675,599
Construction and land	—	—	—	593,191	593,191
Home equity lines of credit	29	182	211	106,925	107,136
Other	36	6	42	50,551	50,593
Total	$2,510	$10,102	$12,612	$20,589,946	$20,602,558

	As of December 31, 2022*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial and industrial	$9,226	$—	$—	$9,226
Residential real estate	870	150	—	1,020
Other	6	—	—	6
Total	$10,102	$150	$—	$10,252

* There were no loans past due 90 days and still accruing interest at December 31, 2022.

Credit quality indicators

As of September 30, 2023, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At September 30, 2023 and December 31, 2022, 97.0% and 97.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,955,487	$—	$—	$1,540	$7,957,027
Commercial and industrial	4,122,791	75,483	160,164	9,233	4,367,671
Fund banking	4,114,889	—	—	—	4,114,889
Securities-based loans	2,317,629	—	—	2	2,317,631
Construction and land	827,228	24,481	—	—	851,709
Commercial real estate	553,124	77,979	39,804	—	670,907
Home equity lines of credit	123,973	—	—	22	123,995
Other	48,531	—	14	15	48,560
Total	$20,063,652	$177,943	$199,982	$10,812	$20,452,389

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,370,717	$266	$—	$688	$7,371,671
Commercial and industrial	4,743,290	87,761	56,899	9,226	4,897,176
Fund banking	4,182,641	—	—	—	4,182,641
Securities-based loans	2,724,548	—	—	3	2,724,551
Commercial real estate	655,599	20,000	—	—	675,599
Construction and land	593,191	—	—	—	593,191
Home equity lines of credit	106,954	—	—	182	107,136
Other	50,587	—	—	6	50,593
Total	$20,427,527	$108,027	$56,899	$10,105	$20,602,558

	Term Loans Amortized Cost Basis by Origination Year – September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$1,009,765	$2,677,509	$2,349,447	$934,506	$418,909	$565,351	$—	$7,955,487
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	924	—	—	—	616	—	1,540
	$1,009,765	$2,678,433	$2,349,447	$934,506	$418,909	$565,967	$—	$7,957,027
Commercial and industrial:
Pass	$560,666	$1,167,661	$1,060,510	$220,224	$215,160	$199,041	$699,529	$4,122,791
Special Mention	—	9,839	35,909	17,419	—	—	12,316	75,483
Substandard	—	26,967	74,411	—	3,913	—	54,873	160,164
Doubtful	—	—	—	433	—	8,800	—	9,233
	$560,666	$1,204,467	$1,170,830	$238,076	$219,073	$207,841	$766,718	$4,367,671
Fund banking:
Pass	$—	$55,267	$—	$578	$—	$—	$4,059,044	$4,114,889
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$55,267	$—	$578	$—	$—	$4,059,044	$4,114,889
Securities-based loans:
Pass	$13,954	$28,362	$2,503	$48,070	$27,278	$9,293	$2,188,169	$2,317,629
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	2	2
	$13,954	$28,362	$2,503	$48,070	$27,278	$9,293	$2,188,171	$2,317,631
Construction and land:
Pass	$26,811	$376,902	$191,175	$171,049	$61,291	$—	$—	$827,228
Special Mention	—	—	—	—	24,481	—	—	24,481
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$26,811	$376,902	$191,175	$171,049	$85,772	$—	$—	$851,709
Commercial real estate:
Pass	$30,849	$356,640	$64,064	$31,201	$2,785	$67,585	$—	$553,124
Special Mention	—	60,000	—	—	17,979	—	—	77,979
Substandard	—	—	39,804	—	—	—	—	39,804
Doubtful	—	—	—	—	—	—	—	—
	$30,849	$416,640	$103,868	$31,201	$20,764	$67,585	$—	$670,907
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$123,973	$123,973
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	22	22
	$—	$—	$—	$—	$—	$—	$123,995	$123,995
Other:
Pass	$4,000	$3,991	$—	$10,000	$—	$22,555	$7,985	$48,531
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	14	14
Doubtful	—	—	—	—	—	—	15	15
	$4,000	$3,991	$—	$10,000	$—	$22,555	$8,014	$48,560

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2022	Adjustments	Write-off	September 30, 2023
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	991,539	72,581	—	1,064,120
	$1,326,548	$72,581	$—	$1,399,129

	December 31, 2022	Adjustments	Amortization	September 30, 2023
Intangible assets
Global Wealth Management	$33,499	$—	$(3,652)	$29,847
Institutional Group	97,090	10,726	(10,220)	97,596
	$130,589	$10,726	$(13,872)	$127,443

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2023 are primarily attributable to the acquisitions of Torreya Partners, LLC (“Torreya”) and Sierra Pacific Securities, LLC (“Sierra Pacific”).

On March 1, 2023, the Company acquired Torreya, an independent M&A and private capital advisory firm that serves the global life sciences industry. Consideration for this acquisition consisted of cash from operations. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $61.9 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Torreya’s business, its employees, and customer base. A significant amount of the goodwill is expected to be deductible for federal income tax purposes.

On August 1, 2023, the Company acquired Sierra Pacific, an algorithmic trading-focused, fixed income market-making firm. Consideration for this acquisition consisted of cash from operations. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $21.4 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price of Sierra Pacific is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Sierra Pacific as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Sierra Pacific’s business, its employees, and customer base.

Intangible assets consist of acquired customer relationships, trade names, non-compete agreements, core deposits, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$226,984	$119,306	$225,631	$109,216
Trade names	30,359	21,995	30,359	20,861
Non-compete agreements	10,071	8,060	9,440	7,158
Core deposits	8,615	7,990	8,615	7,389
Investment banking backlog	8,913	5,368	5,545	4,377
Estimated Sierra Pacific intangibles (1)	5,400	180	—	—
	$290,342	$162,899	$279,590	$149,001

(1) See discussion regarding the allocation of the estimated goodwill and intangibles recorded for the Sierra Pacific acquisition.

Amortization expense related to intangible assets was $4.8 million and $4.4 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $13.9 million and $15.0 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2023, are: customer relationships, 9.8 years; trade names, 7.3 years; non-compete agreements, 4.5 years; core deposits, 1.4 years; investment banking backlog, 4.9 years; and Sierra Pacific intangibles, 4.8 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of September 30, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2023	$4,732
2024	18,243
2025	16,032
2026	14,442
2027	14,142
Thereafter	57,734
$125,325

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

Our uncommitted secured lines of credit at September 30, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $115.0 million during the nine months ended September 30, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rate on these advances during the nine months ended September 30, 2023 was 4.97%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2023, there were no Federal Home Loan advances.

On September 27, 2023, the Company and Stifel (the “Borrowers”) entered into an unsecured credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the “Credit Agreement”). Concurrently with, and conditional upon, the effectiveness of the Credit Agreement, all of the commitments under the Borrowers existing $500.0 million unsecured revolving credit facility agreement were terminated.

The Credit Agreement has a maturity date of September 27, 2028, and provides for a committed unsecured borrowing facility for maximum aggregate borrowings of up to $750.0 million depending on the amount of outstanding borrowings of the Borrowers from time to time during the duration of the Credit Agreement. The interest rates on borrowings under the Credit Agreement are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of September 30, 2023.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(9,640)	(10,446)
Senior notes, net	$1,115,360	$1,114,554

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Demand deposits (interest-bearing)	$27,335,890	$26,805,073
Demand deposits (non-interest-bearing)	258,466	305,138
Certificates of deposit	2	6,900
	$27,594,358	$27,117,111

The weighted-average interest rate on deposits was 2.48% and 0.58% at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, the amount of deposits includes related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates of $10.3 million and $9.8 million, respectively. Brokerage customers’ deposits were $24.7 billion and $25.3 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$166,038	$166,015	$1,876,064

	December 31, 2022
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$142,042	$142,028	$1,395,135

The scheduled maturities of our derivative instruments as of September 30, 2023, are as follows (in thousands):

Within one year	$41,369
One to three years	581,049
Three to five years	381,601
Five to ten years	758,302
Ten to fifteen years	94,603
Fifteen years and thereafter	19,140
$1,876,064

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Swaps	$1,706,064	$1,375,135
Written options	170,000	20,000
	$1,876,064	$1,395,135

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$180,156	$412,367	$166,038	$758,561
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	180,156	412,367	166,038	758,561
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(23,613)	(19,706)	(1,486)	(44,805)
Available collateral	(147,773)	(390,288)	(98,514)	(636,575)
Net amount	$8,770	$2,373	$66,038	$77,181

	As of December 31, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$219,052	$348,162	$142,042	$709,256
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	219,052	348,162	142,042	709,256
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,647)	(12,028)	(1,959)	(60,634)
Available collateral	(160,139)	(334,537)	(55,568)	(550,244)
Net amount	$12,266	$1,597	$84,515	$98,378
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $410.1 million and $346.5 million at September 30, 2023 and December 31, 2022, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $74.4 million and $50.0 million at September 30, 2023 and December 31, 2022, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(104,570)	$(408,950)	$(166,015)	$(679,535)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(104,570)	(408,950)	(166,015)	(679,535)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	23,613	19,706	1,486	44,805
Collateral pledged	80,956	389,244	52,653	522,853
Net amount	$(1)	$—	$(111,876)	$(111,877)

	As of December 31, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(68,105)	$(212,011)	$(142,028)	$(422,144)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(68,105)	(212,011)	(142,028)	(422,144)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,647	12,028	1,959	60,634
Collateral pledged	21,448	199,983	25,850	247,281
Net amount	$(10)	$—	$(114,219)	$(114,229)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $418.7 million and $218.3 million at September 30, 2023 and December 31, 2022, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $25.2 million and $24.1 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2023, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed security at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2023, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $70.3 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2023, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC Investigation of Communications Recordkeeping

The Company has been contacted by the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The SEC has provided the Company with a settlement offer and the Company has established reserves for potential losses that are probable and estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that a settlement will be achieved or the ultimate resolution of this matter.

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

At September 30, 2023, Stifel had net capital of $395.4 million, which was 36.5% of aggregate debit items and $373.8 million in excess of its minimum required net capital. At September 30, 2023, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2023, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At September 30, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2023 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,228,952	13.9%	$1,044,849	4.5%	$1,509,226	6.5%
Tier 1 capital	3,913,952	16.9%	1,393,131	6.0%	1,857,509	8.0%
Total capital	4,136,017	17.8%	1,857,509	8.0%	2,321,886	10.0%
Tier 1 leverage	3,913,952	10.8%	1,454,233	4.0%	1,817,791	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,489,819	10.8%	$620,224	4.5%	$895,878	6.5%
Tier 1 capital	1,489,819	10.8%	826,965	6.0%	1,102,620	8.0%
Total capital	1,625,012	11.8%	1,102,620	8.0%	1,378,275	10.0%
Tier 1 leverage	1,489,819	7.7%	774,198	4.0%	967,748	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$690,456	14.6%	$212,588	4.5%	$307,071	6.5%
Tier 1 capital	690,456	14.6%	283,451	6.0%	377,934	8.0%
Total capital	722,840	15.3%	377,934	8.0%	472,418	10.0%
Tier 1 leverage	690,456	7.1%	390,341	4.0%	487,926	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 13 years. At September 30, 2023 and December 31, 2022, operating lease right-of-use assets were $786.5 million and $775.9 million, respectively, and lease liabilities were $831.7 million and $819.7 million, respectively, included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating lease cost	$27,183	$26,685
Short-term lease cost	710	401
Variable lease cost	7,299	6,028
Sublease income	(274)	(591)
Net lease cost	$34,918	$32,523

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$79,961	$80,137
Short-term lease cost	1,425	998
Variable lease cost	21,244	17,051
Sublease income	(836)	(1,786)
Net lease cost	$101,794	$96,400

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the nine months ended September 30, 2023 (in thousands):

Operating lease cash flows	$82,976
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,749
Weighted-average remaining lease term (years)	12.8 years
Weighted-average discount rate	4.92%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of September 30, 2023, (in thousands, except percentages).

Remainder of 2023	$26,798
2024	105,237
2025	99,070
2026	99,271
2027	98,302
Thereafter	730,135
Total undiscounted lease payments	1,158,813
Imputed interest	(327,095)
Total operating lease liabilities	$831,718

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Revenues from contracts with customers:
Commissions	$165,075	$159,054
Investment banking	146,887	221,858
Asset management	333,127	300,557
Other	1,380	1,055
Total revenue from contracts with customers	646,469	682,524
Other sources of revenue:
Interest	505,198	304,195
Principal transactions	114,841	118,379
Other	(921)	(203)
Total revenues	$1,265,587	$1,104,895

	Nine Months Ended September 30,
	2023	2022
Revenues from contracts with customers:
Commissions	$499,983	$541,644
Investment banking	525,591	747,779
Asset management	968,960	973,457
Other	3,987	4,763
Total revenue from contracts with customers	1,998,521	2,267,643
Other sources of revenue:
Interest	1,439,532	682,384
Principal transactions	336,063	403,252
Other	(4,927)	3,060
Total revenues	$3,769,189	$3,356,339

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$112,300	$52,775	$—	$165,075
Capital raising	3,895	45,719	—	49,614
Advisory	—	97,273	—	97,273
Investment banking	3,895	142,992	—	146,887
Asset management	333,088	39	—	333,127
Other	1,319	17	44	1,380
Total	450,602	195,823	44	646,469
Primary Geographic Region:
United States	450,602	145,787	44	596,433
United Kingdom	—	31,240	—	31,240
Canada	—	8,601	—	8,601
Other	—	10,195	—	10,195
	$450,602	$195,823	$44	$646,469

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

	Three Months Ended September 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$108,214	$50,840	$—	$159,054
Capital raising	4,498	50,624	—	55,122
Advisory	—	166,736	—	166,736
Investment banking	4,498	217,360	—	221,858
Asset management	300,540	17	—	300,557
Other	979	—	76	1,055
Total	414,231	268,217	76	682,524
Primary Geographic Region:
United States	414,231	223,713	76	638,020
United Kingdom	—	29,987	—	29,987
Canada	—	7,920	—	7,920
Other	—	6,597	—	6,597
	$414,231	$268,217	$76	$682,524

	Nine Months Ended September 30, 2023 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$332,327	$167,656	$—	$499,983
Capital raising	12,118	177,263	—	189,381
Advisory	—	336,210	—	336,210
Investment banking	12,118	513,473	—	525,591
Asset management	968,863	97	—	968,960
Other	3,821	17	149	3,987
Total	1,317,129	681,243	149	1,998,521
Primary Geographic Region:
United States	1,317,129	499,047	149	1,816,325
United Kingdom	—	99,844	—	99,844
Canada	—	38,738	—	38,738
Other	—	43,614	—	43,614
	$1,317,129	$681,243	$149	$1,998,521

	Nine Months Ended September 30, 2022 (1)
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$360,994	$180,650	$—	$541,644
Capital raising	14,701	185,390	—	200,091
Advisory	—	547,688	—	547,688
Investment banking	14,701	733,078	—	747,779
Asset management	973,396	61	—	973,457
Other	4,573	—	190	4,763
Total	1,353,664	913,789	190	2,267,643
Primary Geographic Region:
United States	1,353,664	763,774	190	2,117,628
United Kingdom	—	101,342	—	101,342
Canada	—	25,043	—	25,043
Other	—	23,630	—	23,630
	$1,353,664	$913,789	$190	$2,267,643

(1) Excludes revenues not derived from contracts with customers included in the Other segment.

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2023. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2023.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $132.8 million and $141.2 million at September 30, 2023 and December 31, 2022, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the nine months ended September 30, 2023.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2023 and December 31, 2022 was $21.4 million and $12.8 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans held for investment, net	$320,715	$208,365	$928,801	$480,053
Investment securities	120,670	71,420	345,201	151,728
Interest-bearing cash and federal funds sold	35,560	7,745	83,280	11,721
Margin balances	15,651	12,510	45,874	28,154
Other	12,602	4,155	36,376	10,728
	$505,198	$304,195	$1,439,532	$682,384
Interest expense:
Bank deposits	$198,197	$43,371	$506,847	$47,899
Senior notes	12,507	11,220	37,519	33,919
Other	9,832	5,165	22,258	4,729
	$220,536	$59,756	$566,624	$86,547

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 5.0 million shares at September 30, 2023.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $35.2 million and $33.3 million for the three months ended September 30, 2023 and 2022, respectively, and $102.9 million and $101.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $27.2 million and $23.6 million for the three months ended September 30, 2023 and 2022, respectively, and $78.4 million and $67.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2023, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.2 million, of which 14.1 million were unvested.

At September 30, 2023, there was unrecognized compensation cost for deferred awards of approximately $759.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.3 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively and $13.2 million and $12.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2023 and December 31, 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.7 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $409.0 million and $212.0 million, respectively.

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

At September 30, 2023 and December 31, 2022, Stifel Bancorp had outstanding commitments to originate loans aggregating $214.3 million and $164.6 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2023, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2023 and December 31, 2022, Stifel Bancorp had outstanding letters of credit totaling $33.6 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at September 30, 2023, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2023 and December 31, 2022, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $6.0 billion and $6.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2023 and December 31, 2022, the expected credit losses for unfunded lending commitments was $34.0 million and $36.2 million, respectively.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues: (1)
Global Wealth Management	$768,558	$701,820	$2,283,934	$2,081,525
Institutional Group	256,888	339,408	867,025	1,182,135
Other	19,605	3,911	51,606	6,132
	$1,045,051	$1,045,139	$3,202,565	$3,269,792
Income/(loss) before income taxes:
Global Wealth Management	$298,449	$279,935	$914,462	$750,500
Institutional Group	(27,804)	40,000	(5,671)	209,620
Other	(161,216)	(114,166)	(408,094)	(308,701)
	$109,429	$205,769	$500,697	$651,419

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2023 and 2022.

The following table presents our company’s total assets on a segment basis at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Global Wealth Management	$32,601,555	$32,449,466
Institutional Group	4,779,831	4,285,212
Other	496,191	461,446
	$37,877,577	$37,196,124

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$979,282	$987,770	$2,982,274	$3,085,241
United Kingdom	45,095	40,980	131,855	134,836
Canada	8,364	7,798	37,195	21,182
Other	12,310	8,591	51,241	28,533
	$1,045,051	$1,045,139	$3,202,565	$3,269,792

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$68,161	$151,169	$360,052	$485,534
Preferred dividends	9,321	9,320	27,961	27,961
Net income available to common shareholders	$58,840	$141,849	$332,091	$457,573
Shares for basic and diluted calculation:
Average shares used in basic computation	106,068	108,767	107,580	109,017
Dilutive effect of stock options and units (1)	7,127	8,451	6,590	8,632
Average shares used in diluted computation	113,195	117,218	114,170	117,649
Earnings per common share:
Basic	$0.55	$1.30	$3.09	$4.20
Diluted	$0.52	$1.21	$2.91	$3.89

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and nine months ended September 30, 2023 and 2022, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2023, we declared and paid cash dividends of $0.36 and $1.08 per common share. During the three and nine months ended September 30, 2022, we declared and paid cash dividends of $0.30 and $0.90 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2023, the maximum number of shares that may yet be purchased under this plan was 4.2 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended September 30, 2023, we repurchased $118.8 million, or 1.9 million shares using existing Board authorizations at an average price of $63.00 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2023, we repurchased $300.2 million, or 4.8 million shares using existing Board authorizations at an average price of $62.14 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. There were no share repurchases during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we repurchased $30.7 million, or 0.5 million shares using existing Board authorizations at an average price of $60.68 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock

During the nine months ended September 30, 2023, we issued 2.6 million shares, which were primarily reissued from treasury. Share issuances were primarily a result of the vesting and conversion transactions under our incentive stock award plans.

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

The following tables present the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	September 30, 2023
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$401,245	$274,342	$27,627
Partnership Interests	336,271	768	—
	$737,516	$275,110	$27,627

	December 31, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$388,408	$296,375	$14,776
Partnership Interests	402,703	1,180	—
	$791,111	$297,555	$14,776

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “Economic and Market Conditions” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

On August 1, 2023, the Company acquired Sierra Pacific, an algorithmic trading-focused, fixed income market-making firm.

Results for the three and nine months ended September 30, 2023

For the three months ended September 30, 2023, net revenues remained relatively consistent with the comparable period in 2022 at $1.05 billion. Net income available to common shareholders decreased 58.5% to $58.8 million, or $0.52 per diluted common share for the three months ended September 30, 2023, compared to $141.8 million, or $1.21 per diluted common share during the comparable period in 2022. Net income available to common shareholders was negatively impacted by elevated provisions for legal and regulatory matters of $0.58 per diluted common share (after-tax). Net revenues for the three months ended September 30, 2023 were positively impacted by higher net interest income, asset management revenues, and commission revenues, partially offset by lower advisory, capital-raising, and principal transactions revenues.

For the nine months ended September 30, 2023, net revenues decreased 2.1% to $3.2 billion compared to $3.3 billion during the comparable period in 2022. Net income available to common shareholders decreased 27.4% to $332.1 million, or $2.91 per diluted common share for the nine months ended September 30, 2023, compared to $457.6 million, or $3.89 per diluted common share during the comparable period in 2022. Our revenue decline was primarily attributable to lower advisory, transactional, capital-raising, and asset management revenues, partially offset by higher net interest income.

Economic and Market Conditions

We currently operate in a challenging and uncertain economic environment. Financial services companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. The market environment in aggregate remained mixed, characterized by inflationary pressures and uncertainty regarding the future path of interest rates, which have remained persistently high. This environment has impacted our businesses, as discussed further in “Segment Results” herein, and, to the extent that it continues to remain uncertain, could adversely impact client confidence and related activity.

We are monitoring the war and increased tensions in the Middle East and its impact on the regional economy, as well as on other world economies and the financial markets. Our direct exposure to Israel is limited. We have a small number of employees in Israel and we continue to support them.

For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Risk Factors” in the 2022 Form 10-K.

Impact of Interest Rates

During 2023, the Federal Reserve (“FED”) remained committed to tightening monetary policy as a means of combating inflation. While modest decreases in key inflationary measures such as the Consumer Price Index demonstrated that the rate increases implemented throughout 2022 were beginning to have their intended impact, unexpectedly strong job growth and consumer spending data led the FED to conclude that further short-term rate increases were necessary. As a result, the FED increased the Federal funds rate by 25 basis point to a target range of 5.25% to 5.50% during the three months ended September 30, 2023. However, the smaller nature (25 basis point) of the 2023 rate increases balances the FED’s intention not to ‘over-tighten,’ while also acknowledging that a contraction in bank lending in light of the Silicon Valley Bank and Signature Bank failures will likely help ease inflation. The FED’s forecast currently projects one additional rate increase during 2023.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$165,075	$159,054	3.8	15.8%	15.2%
Principal transactions	114,841	118,379	(3.0)	11.0	11.3
Transactional revenues	279,916	277,433	0.9	26.8	26.5
Investment banking	146,887	221,858	(33.8)	14.1	21.2
Asset management	333,127	300,557	10.8	31.9	28.8
Interest	505,198	304,195	66.1	48.3	29.1
Other income	459	852	(46.1)	0.0	0.1
Total revenues	1,265,587	1,104,895	14.5	121.1	105.7
Interest expense	220,536	59,756	269.1	21.1	5.7
Net revenues	1,045,051	1,045,139	(0.0)	100.0	100.0
Non-interest expenses:
Compensation and benefits	613,287	611,870	0.2	58.7	58.5
Occupancy and equipment rental	84,396	77,230	9.3	8.1	7.4
Communication and office supplies	46,215	43,825	5.5	4.4	4.2
Commissions and floor brokerage	14,413	13,576	6.2	1.4	1.3
Provision for credit losses	9,992	6,453	54.8	1.0	0.6
Other operating expenses	167,319	86,416	93.6	15.9	8.3
Total non-interest expenses	935,622	839,370	11.5	89.5	80.3
Income before income taxes	109,429	205,769	(46.8)	10.5	19.7
Provision for income taxes	41,268	54,600	(24.4)	4.0	5.2
Net income	68,161	151,169	(54.9)	6.5	14.5
Preferred dividends	9,321	9,320	0.0	0.9	0.9
Net income available to common shareholders	$58,840	$141,849	(58.5)	5.6%	13.6%

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$499,983	$541,644	(7.7)	15.6%	16.6%
Principal transactions	336,063	403,252	(16.7)	10.5	12.3
Transactional revenues	836,046	944,896	(11.5)	26.1	28.9
Investment banking	525,591	747,779	(29.7)	16.4	22.9
Asset management	968,960	973,457	(0.5)	30.3	29.8
Interest	1,439,532	682,384	111.0	44.9	20.9
Other income	(940)	7,823	(112.0)	(0.0)	0.1
Total revenues	3,769,189	3,356,339	12.3	117.7	102.6
Interest expense	566,624	86,547	554.7	17.7	2.6
Net revenues	3,202,565	3,269,792	(2.1)	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,880,144	1,938,270	(3.0)	58.7	59.3
Occupancy and equipment rental	251,140	232,507	8.0	7.8	7.1
Communication and office supplies	137,320	129,926	5.7	4.3	4.0
Commissions and floor brokerage	42,965	44,569	(3.6)	1.3	1.4
Provision for credit losses	22,736	27,478	(17.3)	0.7	0.8
Other operating expenses	367,563	245,623	49.6	11.6	7.5
Total non-interest expenses	2,701,868	2,618,373	3.2	84.4	80.1
Income before income taxes	500,697	651,419	(23.1)	15.6	19.9
Provision for income taxes	140,645	165,885	(15.2)	4.4	5.1
Net income	360,052	485,534	(25.8)	11.2	14.8
Preferred dividends	27,961	27,961	—	0.8	0.8
Net income available to common shareholders	$332,091	$457,573	(27.4)	10.4%	14.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues:
Commissions	$165,075	$159,054	3.8	$499,983	$541,644	(7.7)
Principal transactions	114,841	118,379	(3.0)	336,063	403,252	(16.7)
Transactional revenues	279,916	277,433	0.9	836,046	944,896	(11.5)
Capital raising	49,615	55,122	(10.0)	189,381	200,091	(5.4)
Advisory	97,272	166,736	(41.7)	336,210	547,688	(38.6)
Investment banking	146,887	221,858	(33.8)	525,591	747,779	(29.7)
Asset management	333,127	300,557	10.8	968,960	973,457	(0.5)
Net interest	284,662	244,439	16.5	872,908	595,837	46.5
Other income	459	852	(46.1)	(940)	7,823	(112.0)
Total net revenues	$1,045,051	$1,045,139	(0.0)	$3,202,565	$3,269,792	(2.1)

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2023, commission revenues increased 3.8% to $165.1 million from $159.1 million in the comparable period in 2022. For the nine months ended September 30, 2023, commission revenues decreased 7.7% to $500.0 million from $541.6 million in the comparable period in 2022.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended September 30, 2023, principal transactions revenues decreased 3.0% to $114.8 million from $118.4 million in the comparable period in 2022. For the nine months ended September 30, 2023, principal transactions revenues decreased 16.7% to $336.1 million from $403.3 million in the comparable period in 2022.

Transactional revenues – For the three months ended September 30, 2023, transactional revenues increased 0.9% to $279.9 million from $277.4 million in the comparable period in 2022. For the nine months ended September 30, 2023, transactional revenues decreased 11.5% to $836.0 million from $944.9 million in the comparable period in 2022 as a result of a decrease in client activity. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2023, investment banking revenues decreased 33.8% to $146.9 million from $221.9 million in the comparable period in 2022.

Capital-raising revenues decreased 10.0% to $49.6 million for the three months ended September 30, 2023 from $55.1 million in the comparable period in 2022. For the three months ended September 30, 2023, equity capital-raising revenues decreased 12.0% to $22.6 million from $25.7 million in the comparable period in 2022 driven by lower volumes during the quarter. For the three months ended September 30, 2023, fixed income capital-raising revenues decreased 8.3% to $27.0 million from $29.3 million in the comparable period in 2022 as macroeconomic conditions contributed to lower bond issuances during the quarter.

Advisory revenues decreased 41.7% to $97.3 million for the three months ended September 30, 2023 from $166.7 million in the comparable period in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter.

For the nine months ended September 30, 2023, investment banking revenues decreased 29.7% to $525.6 million from $747.8 million in the comparable period in 2022.

Capital-raising revenues decreased 5.4% to $189.4 million for the nine months ended September 30, 2023 from $200.1 million in the comparable period in 2022. For the nine months ended September 30, 2023, equity capital-raising revenues decreased 6.2% to $81.1 million from $86.5 million in the comparable period in 2022. The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the nine months ended September 30, 2023, fixed income capital-raising revenues decreased 4.7% to $108.3 million from $113.6 million in the comparable period in 2022 as macroeconomic conditions contributed to lower bond issuances during 2023.

Advisory revenues decreased 38.6% to $336.2 million for the nine months ended September 30, 2023 from $547.7 million in the comparable period in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions.

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

For the three months ended September 30, 2023, asset management revenues increased 10.8% to $333.1 million from $300.6 million in the comparable period in 2022. For the nine months ended September 30, 2023, asset management revenues decreased 0.5% to $969.0 million from $973.5 million in the comparable period in 2022. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended September 30, 2023, other income decreased 46.1% to $0.5 million from $0.9 million during the comparable period in 2022. The decrease is primarily attributable to a decrease in loan origination fees, partially offset by investment gains during the quarter. For the nine months ended September 30, 2023, other income decreased 112.0% to a loss of $0.9 million from $7.8 million during the comparable period in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees from the comparable period in 2022.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,595,065	$35,560	5.48%	$1,302,894	$7,745	2.38%
Financial instruments owned	875,606	4,402	2.01%	982,689	3,564	1.45%
Margin balances	768,187	15,651	8.15%	1,062,323	12,510	4.71%
Investment portfolio	7,711,905	120,670	6.26%	7,938,004	71,420	3.60%
Loans	20,562,834	320,715	6.24%	20,376,065	208,365	4.09%
Other interest-bearing assets	730,859	8,200	4.49%	889,513	591	0.27%
Total interest-earning assets/interest income	$33,244,456	$505,198	6.08%	$32,551,488	$304,195	3.74%
Interest-bearing liabilities:
Stock loan	$127,777	$(1,634)	(5.12%)	$349,942	$(4,070)	(4.65%)
Senior notes	1,115,183	12,507	4.49%	1,114,108	11,220	4.03%
Stifel Capital Trusts	60,000	1,125	7.50%	60,000	574	3.83%
Deposits	27,247,359	198,197	2.91%	25,998,248	43,371	0.67%
FHLB	—	—	0.00%	542,228	3,270	2.41%
Other interest-bearing liabilities	1,031,170	10,341	4.01%	1,006,365	5,391	2.14%
Total interest-bearing liabilities/interest expense	$29,581,489	220,536	2.98%	$29,070,891	59,756	0.82%
Net interest income/margin		$284,662	3.43%		$244,439	3.00%

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,202,822	$83,280	5.04%	$1,245,794	$11,721	1.25%
Financial instruments owned	872,639	12,754	1.95%	1,109,940	13,041	1.57%
Margin balances	798,335	45,874	7.66%	1,085,889	28,154	3.46%
Investment portfolio	7,768,915	345,201	5.92%	7,602,909	151,728	2.66%
Loans	20,805,880	928,801	5.95%	18,927,960	480,053	3.38%
Other interest-bearing assets	748,762	23,622	4.21%	991,939	(2,313)	(0.31%)
Total interest-earning assets/interest income	$33,197,353	$1,439,532	5.78%	$30,964,431	$682,384	2.94%
Interest-bearing liabilities:
Stock loan	$133,539	(7,414)	(7.40%)	$359,082	$(15,077)	(5.60%)
Senior notes	1,114,917	37,519	4.49%	1,113,842	33,919	4.06%
Stifel Capital Trusts	60,000	3,220	7.16%	60,000	1,280	2.84%
Deposits	27,203,294	506,847	2.48%	24,463,858	47,899	0.26%
FHLB	1,833	68	4.97%	318,884	4,094	1.71%
Other interest-bearing liabilities	994,781	26,384	3.54%	1,098,534	14,432	1.75%
Total interest-bearing liabilities/interest expense	$29,508,364	566,624	2.56%	$27,414,200	86,547	0.42%
Net interest income/margin		$872,908	3.51%		$595,837	2.57%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2023, net interest income increased to $284.7 million from $244.4 million during the comparable period in 2022. For the nine months ended September 30, 2023, net interest income increased to $872.9 million from $595.8 million during the comparable period in 2022.

For the three months ended September 30, 2023, interest revenue increased 66.1% to $505.2 million from $304.2 million in the comparable period in 2022, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $29.9 billion during the three months ended September 30, 2023 compared to $28.9 billion during the comparable period in 2022 at average interest rates of 6.21% and 3.93%, respectively.

For the nine months ended September 30, 2023, interest revenue increased 111.0% to $1.4 billion from $682.4 million in the comparable period in 2022, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $29.8 billion during the nine months ended September 30, 2023 compared to $27.1 billion during the comparable period in 2022 at average interest rates of 5.92% and 3.14%, respectively.

For the three months ended September 30, 2023, interest expense increased 269.1% to $220.5 million from $59.8 million during the comparable period in 2022. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.2 billion during the three months ended September 30, 2023 compared to $26.5 billion during the comparable period in 2022 at average interest rates of 2.91% and 0.70%, respectively.

For the nine months ended September 30, 2023, interest expense increased 554.7% to $566.6 million from $86.5 million in the comparable period in 2022. The increase is primarily attributable to higher interest rates and higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.2 billion during the nine months ended September 30, 2023 compared to $24.8 billion during the comparable period in 2022 at average interest rates of 2.49% and 0.28%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest expenses:
Compensation and benefits	$613,287	$611,870	0.2	$1,880,144	$1,938,270	(3.0)
Occupancy and equipment rental	84,396	77,230	9.3	251,140	232,507	8.0
Communications and office supplies	46,215	43,825	5.5	137,320	129,926	5.7
Commissions and floor brokerage	14,413	13,576	6.2	42,965	44,569	(3.6)
Provision for credit losses	9,992	6,453	54.8	22,736	27,478	(17.3)
Other operating expenses	167,319	86,416	93.6	367,563	245,623	49.6
Total non-interest expenses	$935,622	$839,370	11.5	$2,701,868	$2,618,373	3.2
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

For the three months ended September 30, 2023, compensation and benefits expense increased 0.2% to $613.3 million from $611.9 million during the comparable period in 2022. For the nine months ended September 30, 2023, compensation and benefits expense decreased 3.0% to $1.88 billion from $1.94 billion during the comparable period in 2022. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 58.7% and 58.7% for the three and nine months ended September 30, 2023, respectively, compared to 58.5% and 59.3% for the three and nine months ended September 30, 2022, respectively. The compensation ratios benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the three months ended September 30, 2023, occupancy and equipment rental expense increased 9.3% to $84.4 million from $77.2 million during the comparable period in 2022. For the nine months ended September 30, 2023, occupancy and equipment rental expense increased 8.0% to $251.1 million from $232.5 million during the comparable period in 2022. The increase is primarily attributable to higher furniture and equipment and data processing costs associated with the continued investments made in of our business and higher occupancy costs as a result of an increase in locations over the comparable period in 2022.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2023, communications and office supplies expense increased 5.5% to $46.2 million from $43.8 million during the comparable period in 2022. For the nine months ended September 30, 2023, communications and office supplies expense increased 5.7% to $137.3 million from $129.9 million during the comparable period in 2022. The increase is primarily attributable to higher communication and quote expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the three months ended September 30, 2023, commissions and floor brokerage expense increased 6.2% to $14.4 million from $13.6 million during the comparable period in 2022. The increase is primarily attributable to higher electronic communication network (“ECN”) trading costs and processing expenses, partially offset by lower clearing expenses.

For the nine months ended September 30, 2023, commissions and floor brokerage expense decreased 3.6% to $43.0 million from $44.6 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses, partially offset by higher ECN trading costs and processing expenses.

Provision for credit losses – For the three months ended September 30, 2023, provision for credit losses increased 54.8% to $10.0 million from $6.5 million during the comparable period in 2022. The provision for the quarter was primarily impacted by a deterioration in certain asset classes, partially offset by a slightly better macroeconomic forecast. For the nine months ended September 30, 2023, provision for credit losses decreased 17.3% to $22.7 million from $27.5 million during the comparable period in 2022. The decrease is primarily attributable to reserve reductions during 2023.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2023, other operating expenses increased 93.6% to $167.3 million from $86.4 million during the comparable period in 2022. Elevated provisions for legal and regulatory matters during the third quarter of 2023 accounted for approximately $67 million of the increase, with the remainder primarily resulting from higher FDIC-insurance expense, travel and entertainment expenses, advertising, and professional fees, partially offset by lower investment banking transaction expenses and subscriptions.

For the nine months ended September 30, 2023, other operating expenses increased 49.6% to $367.6 million from $245.6 million during the comparable period in 2022. The increase is primarily attributable to aforementioned provision for legal and regulatory matters, as well as higher travel and entertainment expenses, advertising, FDIC-insurance expense, professional fees, conference-related expenses, and subscriptions, partially offset by lower investment banking transaction expenses.

Provision for income taxes – For the three and nine months ended September 30, 2023, our provision for income taxes was $41.3 million and $140.6 million, representing an effective tax rate of 37.7% and 28.1%, respectively, compared to $54.6 million and $165.9 million for the comparable periods in 2022, representing an effective tax rate of 26.5% and 25.5%, respectively. The effective tax rate for the three months ended September 30, 2023 was negatively impacted by the non-deductibility of the provision for legal and regulatory matters recorded during the quarter.

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

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$112,300	$108,214	3.8	14.6%	15.4%
Principal transactions	53,247	48,351	10.1	6.9	6.9
Transactional revenues	165,547	156,565	5.7	21.5	22.3
Asset management	333,088	300,540	10.8	43.3	42.8
Investment banking	3,895	4,498	(13.4)	0.5	0.6
Interest	480,320	297,413	61.5	62.5	42.4
Other income	(3,403)	(1,977)	(72.1)	(0.4)	(0.2)
Total revenues	979,447	757,039	29.4	127.4	107.9
Interest expense	210,889	55,219	281.9	27.4	7.9
Net revenues	768,558	701,820	9.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	359,325	326,116	10.2	46.8	46.5
Occupancy and equipment rental	41,331	38,333	7.8	5.4	5.5
Communication and office supplies	16,063	15,392	4.4	2.1	2.2
Commissions and floor brokerage	6,531	6,307	3.6	0.8	0.9
Provision for credit losses	9,992	6,453	54.8	1.3	0.9
Other operating expenses	36,867	29,284	25.9	4.8	4.1
Total non-interest expenses	470,109	421,885	11.4	61.2	60.1
Income before income taxes	$298,449	$279,935	6.6	38.8%	39.9%

	September 30,
	2023	2022
Branch offices	398	398
Financial advisors	2,266	2,235
Independent contractors	108	102
Total financial advisors	2,374	2,337

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$332,327	$360,994	(7.9)	14.6%	17.3%
Principal transactions	152,433	142,361	7.1	6.7	6.8
Transactional revenues	484,760	503,355	(3.7)	21.3	24.2
Asset management	968,863	973,396	(0.5)	42.4	46.8
Investment banking	12,118	14,701	(17.6)	0.5	0.7
Interest	1,371,823	668,595	105.2	60.1	32.1
Other income	(10,515)	(4,709)	(123.3)	(0.5)	(0.2)
Total revenues	2,827,049	2,155,338	31.2	123.8	103.5
Interest expense	543,115	73,813	635.8	23.8	3.5
Net revenues	2,283,934	2,081,525	9.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,055,834	1,040,477	1.5	46.2	50.0
Occupancy and equipment rental	122,748	113,495	8.2	5.4	5.5
Communication and office supplies	46,823	45,043	4.0	2.1	2.2
Commissions and floor brokerage	19,096	20,027	(4.6)	0.8	1.0
Provision for credit losses	22,736	27,478	(17.3)	1.0	1.3
Other operating expenses	102,235	84,505	21.0	4.5	3.9
Total non-interest expenses	1,369,472	1,331,025	2.9	60.0	63.9
Income before income taxes	$914,462	$750,500	21.8	40.0%	36.1%

NET REVENUES

For the three months ended September 30, 2023, Global Wealth Management net revenues increased 9.5% to a record $768.6 million from $701.8 million for the comparable period in 2022. The increase in net revenues over the comparable period in 2022 is primarily attributable to increases in net interest income, asset management, and transactional revenues, partially offset by lower investment banking revenues. For the nine months ended September 30, 2023, Global Wealth Management net revenues increased 9.7% to a record $2.3 billion from $2.1 billion for the comparable period in 2022. The increase in net revenues over the comparable period in 2022 is primarily attributable to increases in net interest income and principal transactions revenue, partially offset by lower commissions revenues, asset management revenues, and investment banking revenues.

Commissions – For the three months ended September 30, 2023, commission revenues increased 3.8% to $112.3 million from $108.2 million in the comparable period in 2022. For the nine months ended September 30, 2023, commission revenues decreased 7.9% to $332.3 million from $361.0 million in the comparable period in 2022. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the three months ended September 30, 2023, principal transactions revenues increased 10.1% to $53.2 million from $48.4 million in the comparable period in 2022. For the nine months ended September 30, 2023, principal transactions revenues increased 7.1% to $152.4 million from $142.4 million in the comparable period in 2022.

Transactional revenues – For the three months ended September 30, 2023, transactional revenues increased 5.7% to $165.5 million from $156.6 million in the comparable period in 2022 driven by an increase in client activity during the quarter. For the nine months ended September 30, 2023, transactional revenues decreased 3.7% to $484.8 million from $503.4 million in the comparable period in 2022 as a result of a decrease in client activity.

Asset management – For the three months ended September 30, 2023, asset management increased 10.8% to $333.1 million from $300.5 million in the comparable period in 2022 driven by higher asset values. For the nine months ended September 30, 2023, asset management decreased 0.5% to $968.9 million from $973.4 million in the comparable period in 2022. The decrease is primarily attributable to declines in the markets. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	9/30/23	9/30/22	% Change	6/30/23	% Change
Client assets	$412,458,000	$364,824,000	13.1	$417,669,000	(1.2)
Fee-based client assets	$150,982,000	$135,521,000	11.4	$154,538,000	(2.3)
Number of client accounts	1,205,000	1,162,000	3.7	1,195,000	0.8
Number of fee-based client accounts	329,000	315,000	4.4	323,000	1.9

The increase in the value of our client assets and fee-based assets over the comparable period in 2022 was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 13.4% to $3.9 million for the three months ended September 30, 2023 from $4.5 million during the comparable period in 2022. For the nine months ended September 30, 2023, investment banking revenues decreased 17.6% to $12.1 million from $14.7 million during the comparable period in 2022. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2023, interest revenue increased 61.5% to $480.3 million from $297.4 million in the comparable period in 2022. For the nine months ended September 30, 2023, interest revenue increased 105.2% to $1.4 billion from $668.6 million during the comparable period in 2022. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended September 30, 2023, other income decreased 72.1% to a loss of $3.4 million from a loss of $2.0 million in the comparable period in 2022. The decrease is primarily attributable to a decrease in loan origination fees, partially offset by investment gains during the quarter. For the nine months ended September 30, 2023, other income decreased 123.3% to a loss of $10.5 million from a loss of $4.7 million during the comparable period in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees from the comparable period in 2022.

Interest expense – For the three months ended September 30, 2023, interest expense increased 281.9% to $210.9 million from $55.2 in the comparable period in 2022. For the nine months ended September 30, 2023, interest expense increased 635.8% to $543.1 million from $73.8 million during the comparable period in 2022. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,536,780	$21,883	5.70%	$520,515	$3,190	2.45%
U.S. government agencies	2,363	12	2.10	2,313	9	1.57
State and municipal securities (tax-exempt) (1)	2,350	18	3.00	2,358	12	1.97
Mortgage-backed securities	957,327	5,309	2.22	1,032,674	5,361	2.08
Corporate fixed income securities	619,533	4,294	2.77	722,659	5,083	2.81
Asset-backed securities	6,130,332	111,037	7.25	6,178,000	60,955	3.95
Federal Home Loan Bank and other capital stock	64,898	661	4.08	75,816	829	4.37
Loans (2)
Securities-based loans	2,342,377	42,740	7.30	2,901,920	31,658	4.36
Commercial and industrial	4,372,414	96,797	8.86	4,947,852	65,231	5.27
Fund banking	4,155,741	83,031	7.99	4,090,188	47,633	4.66
Residential real estate	7,839,419	61,739	3.15	6,824,259	44,824	2.63
Commercial real estate	668,021	13,359	8.00	733,428	8,584	4.68
Home equity lines of credit	116,039	2,450	8.45	106,446	1,411	5.30
Construction and land	820,451	17,301	8.44	493,343	6,425	5.21
Other	46,196	737	6.38	47,452	537	4.52
Loans held for sale	202,176	2,561	5.06	231,177	2,062	3.57
Total interest-earning assets (3)	$29,876,417	$463,929	6.21%	$28,910,400	$283,804	3.93%
Cash and due from banks	8,502			16,201
Other non interest-earning assets	84,692			72,337
Total assets	$29,969,611			$28,998,938
Liabilities and stockholders’ equity:
Deposits:
Money market	$24,721,706	$171,446	2.77%	$24,437,968	$37,248	0.61%
Time deposits	5	—	2.15	14,296	97	2.72
Demand deposits	2,525,057	26,750	4.24	1,436,325	5,311	1.48
Savings	591	1	0.73	109,659	715	2.61
Federal Home Loan Bank advances	—	—	0.00	542,228	3,270	2.41
Other borrowings	901	181	80.57	967	34	14.26
Total interest-bearing liabilities (3)	27,248,260	198,378	2.91%	26,541,443	46,675	0.70%
Non-interest-bearing deposits	350,002			415,382
Other non-interest bearing liabilities	151,136			117,531
Total liabilities	27,749,398			27,074,356
Stockholders’ equity	2,220,213			1,924,582
Total liabilities and stockholders’ equity	$29,969,611			$28,998,938
Net interest income/spread		$265,551	3.30%		$237,129	3.23%
Net interest margin			3.56%			3.28%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,196,039	$48,105	5.36%	$507,598	$4,484	1.18%
U.S. government agencies	2,355	37	2.10	2,622	32	1.61
State and municipal securities (tax-exempt) (1)	2,350	53	3.00	2,364	35	1.97
Mortgage-backed securities	972,826	16,056	2.20	1,010,497	14,449	1.91
Corporate fixed income securities	626,439	12,767	2.72	750,403	15,122	2.69
Asset-backed securities	6,164,945	316,288	6.84	5,837,023	122,090	2.79
Federal Home Loan Bank and other capital stock	61,784	1,866	4.03	64,748	1,983	4.08
Loans (2)
Securities-based loans	2,482,088	128,199	6.89	2,928,234	66,785	3.04
Commercial and industrial	4,632,274	287,780	8.28	4,713,243	157,420	4.45
Fund banking	4,317,708	242,195	7.48	3,548,623	95,489	3.59
Residential real estate	7,631,884	172,375	3.01	6,274,383	119,883	2.55
Commercial real estate	674,360	37,367	7.39	597,223	16,415	3.66
Home equity lines of credit	111,725	6,702	8.00	95,315	2,876	4.02
Construction and land	712,523	42,942	8.04	483,390	14,746	4.07
Other	47,553	2,312	6.48	38,781	1,240	4.26
Loans held for sale	195,765	8,929	6.08	248,768	5,199	2.79
Total interest-earning assets (3)	$29,832,618	$1,323,973	5.92%	$27,103,215	$638,248	3.14%
Cash and due from banks	6,989			13,745
Other non interest-earning assets	119,483			116,594
Total assets	$29,959,090			$27,233,554
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,065,793	$443,751	2.36%	$23,242,914	$41,108	0.24%
Time deposits	3,387	75	2.95	20,084	400	2.66
Demand deposits	2,133,588	63,018	3.94	1,163,747	5,676	0.65
Savings	526	3	0.70	37,113	715	2.57
Federal Home Loan Bank advances	1,833	68	4.97	318,884	4,094	1.71
Other borrowings	845	317	50.00	999	107	14.33
Total interest-bearing liabilities (3)	27,205,972	507,232	2.49%	24,783,741	52,100	0.28%
Non-interest-bearing deposits	380,484			522,479
Other non-interest bearing liabilities	152,903			97,574
Total liabilities	27,739,359			25,403,794
Stockholders’ equity	2,219,731			1,829,760
Total liabilities and stockholders’ equity	$29,959,090			$27,233,554
Net interest income/spread		$816,741	3.43%		$586,148	2.86%
Net interest margin			3.65%			2.88%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2023 Compared to Three Months September 30, 2022			Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$11,140	$7,553	$18,693	$12,052	$31,569	$43,621
U.S. government agencies	1	2	3	(3)	8	5
State and municipal securities (tax-exempt)	(1)	7	6	(1)	19	18
Mortgage-backed securities	(808)	756	(52)	(512)	2,119	1,607
Corporate fixed income securities	(716)	(73)	(789)	(2,528)	173	(2,355)
Asset-backed securities	(466)	50,548	50,082	7,230	186,968	194,198
Federal Home Loan Bank and other capital stock	(114)	(54)	(168)	(90)	(27)	(117)
Loans
Securities-based loans	(4,454)	15,536	11,082	(8,412)	69,826	61,414
Commercial and industrial	(6,522)	38,088	31,566	(2,657)	133,017	130,360
Fund banking	775	34,623	35,398	24,433	122,273	146,706
Residential real estate	7,236	9,679	16,915	28,502	23,990	52,492
Commercial real estate	(687)	5,462	4,775	2,363	18,589	20,952
Home equity lines of credit	137	902	1,039	568	3,258	3,826
Construction and land	5,624	5,252	10,876	9,220	18,976	28,196
Other	(14)	214	200	325	747	1,072
Loans held for sale	(212)	711	499	(820)	4,550	3,730
	$10,919	$169,206	$180,125	$69,670	$616,055	$685,725
Interest expense:
Deposits:
Money market	$438	133,760	$134,198	$3,475	$399,168	$402,643
Time deposits	(80)	(17)	(97)	(375)	50	(325)
Demand deposits	6,195	15,244	21,439	8,115	49,227	57,342
Savings	(414)	(300)	(714)	(410)	(302)	(712)
Federal Home Loan Bank advances	(1,635)	(1,635)	(3,270)	(5,600)	1,574	(4,026)
Other borrowings	(3)	150	147	(14)	224	210
	$4,501	$147,202	$151,703	$5,191	$449,941	$455,132

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

For the three months ended September 30, 2023, interest revenue of $463.9 million was generated from average interest-earning assets of $29.9 billion at an average interest rate of 6.21%. Interest revenue of $283.8 million for the comparable period in 2022 was generated from average interest-earning assets of $28.9 billion at an average interest rate of 3.93%.

For the nine months ended September 30, 2023, interest revenue of $1.3 billion was generated from average interest-earning assets of $29.8 billion at an average interest rate of 5.92%. Interest revenue of $638.2 million for the comparable period in 2022 was generated from average interest-earning assets of $27.1 billion at an average interest rate of 3.14%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended September 30, 2023, interest expense of $198.4 million was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.91%. Interest expense of $46.7 million for the comparable period in 2022 was incurred from average interest-bearing liabilities of $26.5 billion at an average interest rate of 0.70%.

For the nine months ended September 30, 2023, interest expense of $507.2 million was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.49%. Interest expense of $52.1 million for the comparable period in 2022 was incurred from average interest-bearing liabilities of $24.8 billion at an average interest rate of 0.28%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2023, Global Wealth Management non-interest expenses increased 11.4% to $470.1 million from $421.9 million for the comparable period in 2022. For the nine months ended September 30, 2023, Global Wealth Management non-interest expenses increased 2.9% to $1.4 billion from $1.3 billion for the comparable period in 2022.

Compensation and benefits – For the three months ended September 30, 2023, compensation and benefits expense increased 10.2% to $359.3 million from $326.1 million during the comparable period in 2022. For the nine months ended September 30, 2023, compensation and benefits expense increased 1.5% to $1.1 billion from $1.0 billion during the comparable period in 2022. The increase is primarily attributable to increased variable compensation from our continued recruiting efforts.

Compensation and benefits expense as a percentage of net revenues was 46.8% and 46.2% for the three and nine months ended September 30, 2023, respectively, compared to 46.5% and 50.0% for the comparable periods in 2022. The change in the compensation and benefits ratio over the comparable periods in 2022 is primarily attributable variances in our compensable revenues period over period. Higher compensable revenues leads to an increase in the compensation and benefits ratio, while lower compensable revenues drives the compensation and benefits ratio lower. The changes are also impacted by our revenue growth period over period.

Occupancy and equipment rental – For the three months ended September 30, 2023, occupancy and equipment rental expense increased 7.8% to $41.3 million from $38.3 million during the comparable period in 2022. For the nine months ended September 30, 2023, occupancy and equipment rental expense increased 8.2% to $122.7 million from $113.5 million during the comparable period in 2022. The increase is primarily attributable to higher occupancy costs as a result of an increase in locations over the comparable period in 2022 and higher furniture and equipment and data processing costs associated with continued investments in our business.

Communications and office supplies – For the three months ended September 30, 2023, communications and office supplies expense increased 4.4% to $16.1 million from $15.4 million during the comparable period in 2022. For the nine months ended September 30, 2023, communications and office supplies expense increased 4.0% to $46.8 million from $45.0 million during the comparable period in 2022. The increase is primarily attributable to higher postage and shipping expenses and communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended September 30, 2023, commissions and floor brokerage expense increased 3.6% to $6.5 million from $6.3 million during the comparable period in 2022. The increase is primarily attributable to higher processing fees and ECN trading costs, partially offset by lower clearing expenses. For the nine months ended September 30, 2023, commissions and floor brokerage expense decreased 4.6% to $19.1 million from $20.0 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses.

Provision for credit losses – For the three months ended September 30, 2023, provision for credit losses increased 54.8% to $10.0 million from $6.5 million during the comparable period in 2022. The provision for the quarter was primarily impacted by a deterioration in certain asset classes, partially offset by a slightly better macroeconomic forecast. For the nine months ended September 30, 2023, provision for credit losses decreased 17.3% to $22.7 million from $27.5 million during the comparable period in 2022. The decrease is primarily attributable to reserve reductions during 2023.

Other operating expenses – For the three months ended September 30, 2023, other operating expenses increased 25.9% to $36.9 million from $29.3 million during the comparable period in 2022. The increase is primarily attributable to increases in FDIC-insurance expense, settlement-related expenses, travel and entertainment expense, and litigation expense, partially offset by lower advertising and professional fees. For the nine months ended September 30, 2023, other operating expenses increased 21.0% to $102.2 million from $84.5 million during the comparable period in 2022. The increase is primarily attributable to increases in FDIC-insurance expense, travel and entertainment expense, subscriptions, and litigation expense, partially offset by lower advertising, settlement-related expenses, and professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2023, income before income taxes increased 6.6% to $298.4 million from $279.9 million during the comparable period in 2022. For the nine months ended September 30, 2023, income before income taxes increased 21.8% to $914.5 million from $750.5 million during the comparable period in 2022.

Profit margin (income before income taxes as a percent of net revenues) for the three months ended September 30, 2023 decreased to 38.8% from 39.9% during the comparable period in 2022, primarily due to an increase in the provision for credit losses during the quarter, partially offset by higher net revenues. Profit margin for the nine months ended September 30, 2023 increased to 40.0% from

36.1% during the comparable period in 2022, driven by the growth in net revenues and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income), partially offset by a higher provision for credit losses.

Results of Operations – Institutional Group

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$52,775	$50,840	3.8	20.5%	15.0%
Principal transactions	61,594	70,027	(12.0)	24.0	20.6
Transactional revenues	114,369	120,867	(5.4)	44.5	35.6
Capital raising	45,719	50,625	(9.7)	17.8	14.9
Advisory	97,272	166,736	(41.7)	37.9	49.1
Investment banking	142,991	217,361	(34.2)	55.7	64.0
Interest	5,854	3,923	49.2	2.3	1.2
Other income	2,808	1,932	45.3	1.1	0.6
Total revenues	266,022	344,083	(22.7)	103.6	101.4
Interest expense	9,134	4,675	95.4	3.6	1.4
Net revenues	256,888	339,408	(24.3)	100.0	100.0
Non-interest expenses:
Compensation and benefits	192,638	211,818	(9.1)	75.0	62.4
Occupancy and equipment rental	21,656	18,825	15.0	8.4	5.5
Communication and office supplies	25,183	23,620	6.6	9.8	7.0
Commissions and floor brokerage	7,882	7,268	8.4	3.1	2.1
Other operating expenses	37,333	37,877	(1.4)	14.5	11.2
Total non-interest expenses	284,692	299,408	(4.9)	110.8	88.2
Income/(loss) before income taxes	$(27,804)	$40,000	(169.5)	(10.8%)	11.8%

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022
Revenues:
Commissions	$167,656	$180,650	(7.2)	19.3%	15.3%
Principal transactions	183,630	260,890	(29.6)	21.2	22.1
Transactional revenues	351,286	441,540	(20.4)	40.5	37.4
Capital raising	177,263	185,391	(4.4)	20.4	15.7
Advisory	336,210	547,688	(38.6)	38.8	46.3
Investment banking	513,473	733,079	(30.0)	59.2	62.0
Interest	18,625	15,405	20.9	2.1	1.3
Other income	7,761	3,724	108.4	1.0	0.3
Total revenues	891,145	1,193,748	(25.3)	102.8	101.0
Interest expense	24,120	11,613	107.7	2.8	1.0
Net revenues	867,025	1,182,135	(26.7)	100.0	100.0
Non-interest expenses:
Compensation and benefits	592,701	708,876	(16.4)	68.4	60.0
Occupancy and equipment rental	63,861	57,305	11.4	7.4	4.8
Communication and office supplies	75,768	70,629	7.3	8.7	6.0
Commissions and floor brokerage	23,869	24,541	(2.7)	2.8	2.1
Other operating expenses	116,497	111,164	4.8	13.4	9.4
Total non-interest expenses	872,696	972,515	(10.3)	100.7	82.3
Income/(loss) before income taxes	$(5,671)	$209,620	(102.7)	(0.7%)	17.7%

NET REVENUES

For the three months ended September 30, 2023, Institutional Group net revenues decreased 24.3% to $256.9 million from $339.4 million for the comparable period in 2022. The decrease in net revenues is primarily attributable to lower advisory revenues, principal transaction revenues, and capital-raising revenues, partially offset by an increase in commission revenues.

For the nine months ended September 30, 2023, Institutional Group net revenues decreased 26.7% to $867.0 million from $1.2 billion during the comparable period in 2022. The decrease in net revenues is primarily attributable to lower advisory revenues, transactional revenues, and capital-raising revenues.

Commissions – For the three months ended September 30, 2023, commission revenues increased 3.8% to $52.8 million from $50.8 million in the comparable period in 2022. For the nine months ended September 30, 2023, commission revenues decreased 7.2% to $167.7 million from $180.7 million in the comparable period in 2022.

Principal transactions – For the three months ended September 30, 2023, principal transaction revenues decreased 12.0% to $61.6 million from $70.0 million in the comparable period in 2022. For the nine months ended September 30, 2023, principal transaction revenues decreased 29.6% to $183.6 million from $260.9 million in the comparable period in 2022.

Transactional revenues – For the three months ended September 30, 2023, institutional transactional revenues decreased 5.4% to $114.4 million from $120.9 million in the comparable period in 2022. For the nine months ended September 30, 2023, institutional transactional revenues decreased 20.4% to $351.3 million from $441.5 million in the comparable period in 2022.

For the three months ended September 30, 2023, equity institutional transactional revenues increased 1.0% to $46.9 million from $46.5 million in the comparable period in 2022 driven by an increase in equities trading commissions, partially offset by lower trading gains. For the nine months ended September 30, 2023, equity transactional revenues decreased 2.5% to $144.9 million from $148.7 million during the comparable period in 2022. The decline in equity institutional transactional revenues is primarily attributable to declines in activity, partially offset by lower trading losses in 2023.

For the three months ended September 30, 2023, fixed income institutional transactional revenues decreased 9.3% to $67.4 million from $74.4 million in the comparable period in 2022. For the nine months ended September 30, 2023, fixed income transactional revenues decreased 29.5% to $206.4 million from $292.9 million in the comparable period in 2022. The decrease in fixed income institutional transactional revenues is primarily attributable to decreased activity as a result of lower market volatility, compared with elevated levels during the comparable periods in 2022.

Investment banking – For the three months ended September 30, 2023, investment banking revenues decreased 34.2% to $143.0 million from $217.4 million during the comparable period in 2022. For the nine months ended September 30, 2023, investment banking revenues decreased 30.0% to $513.5 million from $733.1 million during the comparable period in 2022.

For the three months ended September 30, 2023, capital-raising revenues decreased 9.7% to $45.7 million from $50.6 million in the comparable period in 2022. For the nine months ended September 30, 2023, capital-raising revenues decreased 4.4% to $177.3 million from $185.4 million in the comparable period in 2022.

For the three months ended September 30, 2023, equity capital-raising revenues decreased 11.9% to $21.0 million from $23.9 million during the comparable period in 2022 driven by lower volumes during the quarter. For the nine months ended September 30, 2023, equity capital-raising revenues decreased 4.4% to $75.8 million from $79.3 million during the comparable period in 2022. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the three months ended September 30, 2023, fixed income capital-raising revenues decreased 7.7% to $24.7 million from $26.7 million during the comparable period in 2022. For the nine months ended September 30, 2023, fixed income capital-raising revenues decreased 4.4% to $101.4 million from $106.1 million during the comparable period in 2022. The decrease is primarily attributable to lower bond issuances as a result of the macroeconomic conditions that have existed during 2023.

For the three months ended September 30, 2023, advisory revenues decreased 41.7% to $97.3 million from $166.7 million in the comparable period in 2022. For the nine months ended September 30, 2023, advisory revenues decreased 38.6% to $336.2 million from $547.7 million in the comparable period in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions over the comparable periods in 2022.

Interest – For the three months ended September 30, 2023, interest increased 49.2% to $5.9 million from $3.9 million in the comparable period in 2022. For the nine months ended September 30, 2023, interest increased 20.9% to $18.6 million from $15.4 million in the comparable period in 2022.

Other income – For the three months ended September 30, 2023, other income increased 45.3% to $2.8 million from $1.9 million in the comparable period in 2022. For the nine months ended September 30, 2023, other income increased 108.4% to $7.8 million from $3.7 million during the comparable period in 2022.

Interest expense – For the three months ended September 30, 2023, interest expense increased 95.4% to $9.1 million from $4.7 million in the comparable period in 2022. For the nine months ended September 30, 2023, interest expense increased 107.7% to $24.1 million from $11.6 million in the comparable period in 2022. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended September 30, 2023, Institutional Group non-interest expenses decreased 4.9% to $284.7 million from $299.4 million for the comparable period in 2022. For the nine months ended September 30, 2023, Institutional Group non-interest expenses decreased 10.3% to $872.7 million from $972.5 million during the comparable period in 2022.

Compensation and benefits – For the three months ended September 30, 2023, compensation and benefits expense decreased 9.1% to $192.6 million from $211.8 million during the comparable period in 2022. For the nine months ended September 30, 2023, compensation and benefits expense decreased 16.4% to $592.7 million from $708.9 million during the comparable period in 2022. The decrease is primarily driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 75.0% and 68.4% for the three and nine months ended September 30, 2023, respectively, compared to 62.4% and 60.0% for the comparable periods in 2022. The increase is primarily attributable to lower net revenues.

Occupancy and equipment rental – For the three months ended September 30, 2023, occupancy and equipment rental expense increased 15.0% to $21.7 million from $18.8 million during the comparable period in 2022. For the nine months ended September 30, 2023, occupancy and equipment rental expense increased 11.4% to $63.9 million from $57.3 million during the comparable period in 2022. The increase is attributable to higher occupancy, data processing, and furniture and equipment costs associated with continued investments in our business.

Communications and office supplies – For the three months ended September 30, 2023, communications and office supplies expense increased 6.6% to $25.2 million from $23.6 million during the comparable period in 2022. For the nine months ended September 30, 2023, communications and office supplies expense increased 7.3% to $75.8 million from $70.6 million during the comparable period in 2022. The increase is primarily attributable to higher communication and quote expenses.

Commissions and floor brokerage – For the three months ended September 30, 2023, commissions and floor brokerage expense increased 8.4% to $7.9 million from $7.3 million during the comparable period in 2022. The increase is primarily attributable to higher ECN trading costs. For the nine months ended September 30, 2023, commissions and floor brokerage expense decreased 2.7% to $23.9 million from $24.5 million during the comparable period in 2022. The decrease is primarily attributable to lower clearing expenses, partially offset by higher ECN trading costs.

Other operating expenses – For the three months ended September 30, 2023, other operating expenses decreased 1.4% to $37.3 million from $37.9 million during the comparable period in 2022. The decrease is primarily attributable to lower litigation-related expenses and investment banking transaction expenses, partially offset by higher professional fees, travel and entertainment expenses, and conference-related expenses. For the nine months ended September 30, 2023, other operating expenses increased 4.8% to $116.5 million from $111.2 million during the comparable period in 2022. The increase is primarily attributable to higher travel and entertainment expenses, conference-related expenses, and subscription expenses, partially offset by lower investment banking transaction expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2023, income before income taxes for the Institutional Group segment decreased 169.5% to a loss of $27.8 million from $40.0 million during the comparable period in 2022. For the nine months ended September 30, 2023, income before income taxes for the Institutional Group segment decreased 102.7% to a loss of $5.7 million from $209.6 million during the comparable period in 2022.

Profit margins (income before income taxes as a percentage of net revenues) for the three and nine months ended September 30, 2023 were primarily impacted by lower revenues and higher non-compensation operating expenses.

Results of Operations – Other Segment

Three and Nine Months Ended September 30, 2023 Compared with Three and Nine Months Ended September 30, 2022

The Other segment includes costs associated with investments made in the Company’s infrastructure and control environment and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$19,605	$3,911	401.3	$51,606	$6,132	741.6
Non-interest expenses:
Compensation and benefits:
Infrastructure growth-related	54,153	67,877	(20.2)	208,662	164,373	26.9
Acquisition-related	7,171	6,058	18.4	22,947	24,543	(6.5)
Total compensation and benefits	61,324	73,935	(17.1)	231,609	188,916	22.6
Other operating expenses:
Infrastructure growth-related	112,874	38,236	195.2	204,711	106,913	91.5
Acquisition-related	6,623	5,906	12.1	23,380	19,004	23.0
Total other operating expenses	119,497	44,142	170.7	228,091	125,917	81.1
Total non-interest expenses	180,821	118,077	53.1	459,700	314,833	46.0
Loss before income taxes	$(161,216)	$(114,166)	41.2%	$(408,094)	$(308,701)	32.2%

For the three and months ended September 30, 2023, non-interest expenses increased 53.1% and 46.0% to $180.8 million and $459.7 million, respectively. Elevated provisions for legal and regulatory matters during the third quarter of 2023 accounted for approximately $67 million of the increase, with the remainder primarily resulting from higher data processing, advertising, profession fees, and travel expenses.

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

For the three and months ended September 30, 2023, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 15.3% and 6.4% to $13.8 million and $46.3 million, respectively.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $37.9 billion, were up 1.8% over December 31, 2022. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2023, our liabilities were comprised primarily of deposits of $27.6 billion at Stifel Bancorp, payables to customers of $704.5 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $1.4 billion, senior notes, net of debt issuance costs, of $1.1 billion, and accrued employee compensation of $448.3 million. To meet our obligations to clients and operating needs, we had $11.9 billion of cash or assets readily convertible into cash at September 30, 2023.

Cash Flow

Cash and cash equivalents increased $568.4 million to $2.8 billion at September 30, 2023, from $2.2 billion at December 31, 2022. Operating activities provided cash of $224.2 million. Investing activities provided cash of $178.7 million due to proceeds from the sale and maturity of securities in our investment portfolio and a decline in our loan portfolio, partially offset by cash used to fund acquisitions, fixed asset purchases, and investment securities purchases. Financing activities provided cash of $169.0 million primarily due to increases in bank deposits, securities sold under agreement to repurchase, and securities loaned, partially offset by repurchases of our common stock, tax payments related to shares withheld for stock-based compensation, dividends paid on our common and preferred stock.

Liquidity and Capital Resources

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events, such as those which occurred in the banking industry during fiscal 2023. In times of market stress or uncertainty, we generally maintain higher levels of capital and liquidity, including increased cash levels at our bank subsidiaries, to ensure we have adequate funding to support our business and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements, and conservative internal management targets.

Liquidity and capital resources are provided primarily through our business operations and financing activities. Financing activities could include bank borrowings, collateralized financing arrangements, new or enhanced deposit product offerings, or additional capital-raising activities under our “universal” shelf registration statement. We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity in the short-term. We also believe that we will be able to continue to meet our long-term cash requirements due to our strong financial position and ability to access capital from financial markets.

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

As of September 30, 2023, we had $37.9 billion in assets, $11.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$2,768,353	$2,199,985
Receivables from brokers, dealers, and clearing organizations	363,008	418,091
Securities purchased under agreements to resell	412,367	348,162
Financial instruments owned at fair value	966,559	659,685
Available-for-sale securities at fair value	1,512,233	1,636,041
Held-to-maturity securities at amortized cost	5,900,379	5,990,451
Investments	25,660	38,278
Total cash and assets readily convertible to cash	$11,948,559	$11,290,693

As of September 30, 2023 and December 31, 2022, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2023		December 31, 2022
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$173,009	$—	$129,045	$—
Financial instruments owned at fair value	408,950	408,950	212,011	212,011
Investment portfolio (AFS & HTM)	—	2,020,135	—	2,090,583
	$581,959	$2,429,085	$341,056	$2,302,594

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At September 30, 2023, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2023, the maximum number of shares that may yet be purchased under this plan was 4.2 million. In October 2023, the Board of Directors approved the increase of an additional 10.0 million shares, bringing the authorized share repurchase amount to 14.2 million shares. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At September 30, 2023, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2023, available cash and highly liquid investments comprised approximately 18% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

On September 14, 2023, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through September 14, 2026.

Cash and Cash Equivalents – We held $2.8 billion of cash and cash equivalents at September 30, 2023, compared to $2.2 billion at December 31, 2022. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.5 billion in available-for-sale investment securities at September 30, 2023, compared to $1.6 billion at December 31, 2022. As of September 30, 2023, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of September 30, 2023, we had $27.6 billion in deposits compared to $27.1 billion at December 31, 2022. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $24.7 billion and $25.3 billion at September 30, 2023 and December 31, 2022, respectively, which includes $13.6 billion and $8.7 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2023 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at September 30, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $115.0 million during the nine months ended September 30, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rate during the nine months ended September 30, 2023 on these advances was 4.97%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2023, there were no Federal Home Loan advances.

Unsecured borrowings – On September 27, 2023, the Company and Stifel (the “Borrowers”) entered into an unsecured credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the “Credit Agreement”). Concurrently with, and conditional upon, the effectiveness of the Credit Agreement, all of the commitments under the Borrowers existing $500.0 million unsecured revolving credit facility agreement were terminated.

The Credit Agreement has a maturity date of September 27, 2028, and provides for a committed unsecured borrowing facility for maximum aggregate borrowings of up to $750.0 million depending on the amount of outstanding borrowings of the Borrowers from time to time during the duration of the Credit Agreement. The interest rates on borrowings under the Credit Agreement are variable and based on the Secured Overnight Financing Rate.

The Borrowers can draw upon this line as long as certain restrictive covenants are maintained. Under the Credit Agreement, the Borrowers are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and our bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At September 30, 2023, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.5 billion at September 30, 2023 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2023, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Fed’s discount window at September 30, 2023. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $24.7 billion at September 30, 2023. At September 30, 2023, there was $25.5 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $130.7 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2023. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2023, and the years ended December 31, 2024, 2025, 2026, 2027, and thereafter are $57.6 million, $131.4 million, $110.0 million, $99.7 million, $79.3 million, and $200.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At September 30, 2023, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.2 million, of which 14.1 million were unvested. At September 30, 2023, there was unrecognized compensation cost for deferred awards of approximately $759.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2023, and the years ended December 31, 2024, 2025, 2026, 2027, and thereafter are $63.4 million, $223.3 million, $185.5 million, $144.1 million, $83.8 million, and $58.9 million, respectively. These estimates could change if our forfeitures change from historical levels.

On March 1, 2023, the Company acquired Torreya Partners LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry. Consideration for this acquisition consisted of cash from operations.

On August 1, 2023, the Company acquired Sierra Pacific, an algorithmic trading-focused, fixed income market-making firm. Consideration for this acquisition consisted of cash from operations.

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

At September 30, 2023, Stifel had net capital of $395.4 million, which was 36.5% of aggregate debit items and $373.8 million in excess of its minimum required net capital. At September 30, 2023, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2023, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2023, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At September 30, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2023, and the daily VaR at September 30, 2023 and December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023			VaR Calculation at
	High	Low	Daily Average	September 30, 2023	December 31, 2022
Daily VaR	$11,953	$3,612	$7,512	$6,844	$6,293

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

The following table illustrates the estimated change in net interest income at September 30, 2023, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	4.9%
+100	2.5
0	—
-100	0.8
-200	(2.6)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2023 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,499,680	$434,187	$3,820,190	$4,019,602
Securities	6,085,812	117,108	682,503	806,929
Interest-bearing cash	1,193,718	—	—	—
	$19,779,210	$551,295	$4,502,693	$4,826,531
Interest-bearing liabilities:
Transaction accounts and savings	$27,384,676	$—	$—	$—
Certificates of deposit	—	—	5	—
	$27,384,676	$—	$5	$—
GAP	(7,605,466)	551,295	4,502,688	4,826,531
Cumulative GAP	$(7,605,466)	$(7,054,171)	$(2,551,483)	$2,275,048

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.7 billion, and the fair value of the collateral that had been sold or repledged was $409.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2023 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2023. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 - 31, 2023	486,300	$62.27	486,300	5,581,488
August 1 - 31, 2023	805,715	62.76	805,715	4,775,773
September 1 - 30, 2023	593,813	63.93	593,813	4,181,960
	1,885,828	$63.00	1,885,828

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2023, the maximum number of shares that may yet be purchased under this plan was 4.2 million.

In October 2023, the Board of Directors approved the increase of an additional 10.0 million shares, bringing the authorized share repurchase amount to 14.2 million shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1

Second Restated Certificate of Incorporation of Stifel Financial Corp., filed with the Secretary of State of the State of Delaware and effective August 11, 2023, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 11, 2023.

3.2

Second Amended and Restated By-Laws of Stifel Financial Corp., effective August 8, 2023, incorporated herein by reference to Exhibit 3.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 11, 2023.

10.1

Credit Agreement, dated as of September 27, 2023, among Stifel Financial Corp. and Stifel Nicolaus & Company, Incorporated, the Lenders party thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 28, 2023.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

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

Date: November 7, 2023