Form 10-K
period 2023-12-31
STIFEL FINANCIAL CORP
filed 2024-02-16
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - February 1, 2024
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	102,796,022
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2023, was $6.5 billion.1

1 In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2023, are incorporated by reference in Part III hereof.

STIFEL FINANCIAL CORP.

PART I

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic, political, regulatory, and market conditions, the investment banking and brokerage industries, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Item 1A – Risk Factors” as well as those discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic and Market Conditions” of this Form 10-K.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional wealth management and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Stifel Independent Advisors, LLC (“SIA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), a broker-dealer firm; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Nicolaus Canada Inc. (“SNC”), our Canadian subsidiary; Stifel Bank & Trust and Stifel Bank, retail and commercial banks, Stifel Trust Company, N.A. and Stifel Trust Company Delaware, N.A. (collectively, “Stifel Trust”), our trust companies (collectively “Stifel Bancorp”); and 1919 Investment Counsel, LLC, an asset management firm. Unless the context requires otherwise, the terms “the Company,” “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

We have a 133-year operating history and have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including the following acquisitions, which were integrated during 2022 and 2023:

•
ACXIT Capital Partners – On July 1, 2022, the Company acquired ACXIT Capital Partners, a leading independent corporate finance and financial advisory firm serving European middle-market clients and entrepreneurs.
•
Torreya Partners LLC – On March 1, 2023, the Company acquired Torreya Partners LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry.
•
Sierra Pacific Securities, LLC – On August 1, 2023, the Company acquired Sierra Pacific Securities, LLC, an algorithmic trading-focused, fixed income market-making firm.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” of this Form 10-K.

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

Consolidated Stifel Branch System

At December 31, 2023, the Private Client Group had a network of 2,278 financial advisors located in 398 branch offices in 48 states and the District of Columbia. In addition, we have 108 independent contractors.

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

HUMAN CAPITAL

Our associates are vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional associates is critical, not only in the current competitive labor market, but also to our long-term success. As of December 31, 2023, we had over 9,000 associates, including 2,386 financial advisors, located primarily in the United States, with a growing presence in the United Kingdom, Europe, and Canada.

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

Culture

To provide the best possible service to our clients, we hire individuals who embrace our firm’s principles, think outside the box, and introduce ideas that challenge the status quo. To create a culture that fosters a sense of belonging and an identity of being the best at what we do, we reward our associates for performance, we engage them about their needs and interests, and, as a result, we develop the best leaders in the field. At work, at home, and in our communities, we want to be our associates’ Firm of Choice.

Diversity, Equity, and Inclusion

Across the firm, there is momentum to build on our efforts to foster, cultivate, and preserve a culture of diversity, equity, and inclusion. We continue to build on past efforts so that Stifel is a place where the best talent wants to work and where people of all races, gender, sexual orientation, disability status, veteran status, or ethnicity can reach their full potential. We have taken this mission to heart, challenging ourselves to meet and beat industry averages in diversity and inclusion.

Our approach is not limited to broadening representation of those at the entry level of Stifel, but also carries over to all levels of our firm to create and sustain an environment of high retention. We continue to look at diversity holistically.

Recruitment and Talent Development

We believe our culture, our effort to maintain a meritocracy in terms of opportunity, and our continued evolution and growth contribute to our success in attracting and retaining strong talent. Our recruiting efforts are focused on identifying high achieving candidates from a variety of backgrounds. In addition to racial and gender diversity, we recognize the value that diverse experience can bring our business. Our high standards remain, allowing us to expand our search and maintain the skills and drive that make our associates so strong. As such, we have established new university partnerships, visiting campuses across the country to promote a variety of tailored summer programs and internships. To expand our reach and attract a diverse talent pool, we position our job postings on a wide variety of job boards, utilize social media, and participate in career fairs. In attracting the candidates that make up our company’s future, our entrepreneurial culture and focus on diversity and inclusion provide significant appeal.

Our associates are key to our success. Thus, we prioritize providing them with ample resources for learning and development as they progress in their careers. Mentoring opportunities along with our Senior Leaders and “Great on the Job” rising talent programs are integral to maturing leadership from within our own ranks. Supplementing these efforts are a host of learning resources available to all associates, aligned with best practices for fostering both team and individual growth.

Compensation and Benefits

To be the Firm of Choice for our associates, we are committed to providing both competitive compensation and a robust benefit package. Our competitive pay packages include base salary, incentive bonus, and equity compensation programs. Additionally, the firm makes annual contributions to support the retirement goals of each associate through a matching contribution program for the 401(k) retirement savings plan. As an additional retention tool, we may grant equity awards in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. We view our associates as partners and believe that our company is most successful when our associates think and act like owners.

We have enhanced our comprehensive benefits package to represent the value we place on taking care of the talented individuals that we attract and aim to retain. The physical, emotional, and financial well-being of our associates is a high priority of the firm. To that end, programs include healthcare insurance, health and flexible savings accounts, paid time off, family leave, flexible work arrangements, tuition assistance, counseling services, access to quality child and elder care, enhanced fertility and family-building services, as well as on-site services at our corporate offices, which includes a health clinic and a fitness center.

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

We periodically participate in testing of these backup and recovery functions. Likewise, the business functions we support internally can be supported without the St. Louis headquarters through a combination of redundant computer facilities in other diverse data centers and from certain office locations which can connect to our third-party securities processing vendor through its primary or redundant facilities. Systems have been designed so that we can route critical processing activity and functions to alternate locations, which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•
Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 398 at December 31, 2023, and our branch-based financial advisors from 262 to 2,278 over the same period. In addition, client assets have grown from $11.7 billion at December 31, 1997 to $444.3 billion at December 31, 2023. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.
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

As we enter our 134th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

REGULATION

We continue to experience an unprecedented and dramatic increase in the pace of rulemaking affecting financial and public company regulation and supervision, as well as a high degree of scrutiny from various regulators. Recent events impacting the financial services industry, including the failure of certain banks during 2023, have resulted in and may continue to result in changes to regulations applicable to bank holding companies. Regulatory, supervisory, and investigatory activity has increased, and we expect it to continue to increase. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. These changes in, as well as any further expansion of, business regulations could result in increased compliance costs. Further, any regulatory actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows in the future; however, we cannot predict the exact changes or quantify their potential impacts. See “Item 1A - Risk Factors” of this Form 10-K for further discussion of the potential future impact on our operations.

The following summarizes the principal elements of the regulatory and supervisory framework applicable to our company as a participant in the financial services industry and, in particular, the banking and securities sectors. The framework includes extensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which our company does business. While the framework is intended to protect our clients, the integrity of the financial markets, our depositors, and the Federal Deposit Insurance Fund, it is not intended to protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to fund our company from its regulated subsidiaries, which include Stifel Bancorp and our broker-dealer subsidiaries, and our trust subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. A change in applicable statutes or regulations or in regulatory or supervisory policy may have a material effect on our business.

We continue to experience a period of notable change in financial regulation and supervision. These changes could have a significant impact on how we conduct our business. Many regulatory or supervisory policies remain in a state of flux and may be subject to amendment in the near future. As a result, we cannot specifically quantify the impact that such regulatory or supervisory requirements will have on our business and operations. See “Item 1A – Risk Factors” of this Form 10-K for further discussion of the potential future impact on our operations.

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

Collectively, the rules and regulations of the Fed, the OCC, the FDIC, and the CFPB result in extensive regulation and supervision covering all aspects of our banking and trust businesses, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel, and as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of our company, our bank subsidiaries, Stifel Trust, and all of our other subsidiaries. As a part of their supervisory functions, these regulatory bodies conduct extensive examinations of our operations and also have the power to bring enforcement actions for violations of law and, in the case of certain of these regulatory bodies, for unsafe or unsound practices.

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

The OCC, the Fed, and the FDIC published final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increased the quantity and quality of regulatory capital; (ii) established a capital conservation buffer; and (iii) made changes to the calculation of risk-weighted assets. The capital requirements could restrict our ability to grow during favorable market conditions and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition, and prospects could be adversely affected. See “Item 1A – Risk Factors” of this Form 10-K for more information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of our bank subsidiaries. Under the capital adequacy guidelines, our bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under the rules. The capital amounts and classification for our bank subsidiaries are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors.

Under applicable capital rules, our company and its bank subsidiaries would need to obtain prior approval from the Fed if its repurchases or redemptions of equity securities over a twelve-month period would reduce its net worth by ten percent or more and an exemption were not available. Guidance from the Fed also provides that our company and its bank subsidiaries would need to inform the Fed in advance of repurchasing common stock in certain prescribed situations, such as if it were experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities, or if the repurchases would result in a net reduction in common equity over a quarter. Further, Fed guidance indicates that, pursuant to the Fed’s general supervisory and enforcement authority, Fed supervisory staff should prevent a bank holding company from repurchasing its common stock if such action would be inconsistent with the bank holding company’s prospective capital needs and safe and sound operation. See Note 19 of the Notes to the Consolidated Financial Statements of this Form 10-K for further information.

Source of financial strength

The Fed requires that bank holding companies, such as our company, serve as a source of financial strength for any of its subsidiary depository institutions. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, we in the future could be required to provide financial assistance to our bank subsidiaries should they experience financial distress.

Deposit insurance

Our bank subsidiaries are subject to the Federal Deposit Insurance Act because they provide deposits covered by FDIC insurance, generally up to $250,000 per account ownership type. For banks with greater than $10 billion in assets, which includes Stifel Bancorp, the FDIC’s current assessment rate calculation relies on a scorecard method based on a number of factors, including the bank’s regulatory ratings, asset quality, and amount of brokered deposits. This scorecard method is designed to measure a bank’s financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. From time to time, in response to specific events, the FDIC may also enact a special assessment to recover any losses to the FDIC’s deposit insurance fund as a result of protecting uninsured depositors, such as the special assessment enacted as a result of the recent bank failures which was finalized in November 2023.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than the category indicated by its capital ratios if the institution is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Although the prompt corrective action regulations do not apply to bank holding companies, such as our company, the Fed is authorized to take appropriate action at the bank holding company level, based upon the undercapitalized status of the bank holding company’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the bank holding company, this guarantee would take priority over the bank holding company’s general unsecured creditors.

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

Broker-Dealer and Securities Regulation

The SEC is the federal agency charged with administration of the federal securities laws in the U.S. Our U.S. broker-dealer subsidiaries are subject to SEC regulations relating to their business operations, including sales and trading practices, securities offerings and other investment banking activity, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business.

Financial services firms are also subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada, the U.K., and Europe and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”), such as FINRA in the U.S., the Canadian Investment Regulatory Organization (“CIRO”) in Canada, and securities exchanges. These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers.

The SEC, SROs and other securities regulators may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees, or other associated persons. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

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

U.S. broker-dealer capital

Our U.S. broker-dealer subsidiaries are subject to certain of the SEC’s financial stability rules, including the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information pertaining to our broker-dealer regulatory minimum net capital requirements.

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

Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC’s regulations, which may lead to additional implementation costs. In 2022, the Department of Labor (“DOL”) promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. In 2023, the DOL indicated that it plans to amend the definition of “fiduciary” in connection with investment advice regarding employee benefit plans and IRAs. Imposing a new fiduciary standard could result in increased costs and other impacts to our business.

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

SNC, a wholly owned subsidiary, is currently registered as an investment dealer in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions, which are charged with the administration of securities laws. Investment dealers in Canada are subject to regulation by CIRO, an SRO under the oversight of the securities commissions that make up the Canadian Securities Administrators. CIRO is responsible for the enforcement of, and conformity with, securities legislation for their members and has been granted the powers to prescribe their own rules of conduct and financial requirements of members. CIRO also requires that SNC be a member of the Canadian Investors Protection Fund, whose primary role is investor protection. This fund provides protection for securities and cash held in client accounts up to 1 million Canadian dollars (“CAD”) per client, with additional coverage of CAD 1 million for certain types of accounts.

Certain of our subsidiaries are registered in, and operate from, the U.K., which has a highly developed and comprehensive regulatory regime. These subsidiaries are authorized and regulated by the U.K. conduct regulator, the Financial Conduct Authority (“FCA”), and have permission to carry out business in certain European Union (“E.U.”) countries to the extent permitted under domestic law and regulation in those countries. The FCA operates on a statutory basis and creates rules which are largely principles-based. These regulated U.K. subsidiaries and their senior managers are registered with the FCA, and wealth managers and certain other staff are subject to certification requirements. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. Retail clients of our U.K. subsidiaries benefit from the Financial Ombudsman Service, which settles complaints between consumers and businesses that provide financial services, as well as the Financial Services Compensation Scheme, which is the U.K.’s statutory deposit insurance and investors compensation scheme for customers of authorized financial services firms.

In Europe, the Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive (collectively referred to as “MiFID II”) imposes certain restrictions as to the trading of shares and derivatives including market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes shares and certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits, and provisions on regulatory sanctions.

Bank Secrecy Act and USA PATRIOT Act of 2001

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), the Customer Due Diligence Rule, and the Anti-Money Laundering Act of 2020 (“AMLA”), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA, the PATRIOT Act, and AMLA seek to promote the identification of parties that may be involved in terrorism, money laundering, or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

The U.S. Treasury’s Office of Foreign Assets Control administers economic and trade sanctions programs and enforces sanctions regulations with which all U.S. persons must comply. The E.U. as well as various countries have also adopted economic sanctions programs targeted at countries, entities, and individuals that are involved in terrorism, hostilities, embezzlement, or human rights violations.

In addition, various countries have adopted laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, related to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and is subject to significant uncertainties that may be clarified only in the context of further regulatory guidance or enforcement proceedings.

Our company and its affiliates have implemented and maintain internal policies, procedures, and controls to meet the compliance obligations imposed by such U.S. and non-U.S. laws and regulations concerning anti-money laundering, economic sanctions, and anti-bribery and corruption. Failure to continue to meet the requirements of these regulations could result in supervisory action, including fines.

Privacy and Data Protection

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

The California Privacy Rights Act (“CPRA”) amended the California Consumer Privacy Act of 2020 and became enforceable in 2023. CPRA regulations updated the existing privacy protections for the personal information of California residents, including by requiring companies to provide certain additional disclosures to California consumers, and provides for a number of specific additional data subject rights for California residents.

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

The multitude of data privacy laws and regulations adds complexity and cost to managing compliance and data management capabilities and can result in potential litigation, regulatory fines, and reputational harm. Data privacy requirements affect business processes and compel companies to track personal information use and provide greater transparency on data practices to consumers. In addition, technology advances in the areas of artificial intelligence, mobile applications, and remote connectivity solutions have increased the collection and processing of personal information as well as the risks associated with unauthorized disclosure and access to personal information.

Alternative Reference Rate Transition

The FCA, which regulated the widely referenced benchmark London Interbank Offered Rate (“LIBOR”), ceased publication of the most commonly used U.S. dollar (“USD”) LIBOR tenors (“USD LIBOR”) on June 30, 2023. On September 30, 2022, the Adjustable Interest (LIBOR) Rate Act (“LIBOR Act”) was enacted into U.S. federal law to provide a statutory framework to replace LIBOR with a benchmark rate based on the secured overnight financing rate (“SOFR”) in contracts that do not have fallback provisions or that have fallback provisions resulting in a replacement rate based on LIBOR. As of December 31, 2023, we no longer offer new contracts referencing LIBOR and legacy contracts indexed to USD LIBOR have transitioned to SOFR-based or other alternative reference rates in accordance with existing fallback provisions or the LIBOR Act.

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

Executive Officers

Information regarding our executive officers and their ages as of February 1, 2024, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	65	Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	82	Senior Managing Director and Director
James M. Zemlyak	64	President
Thomas B. Michaud	59	Senior Vice President
Victor J. Nesi	63	President and Director of Institutional Group
Mark P. Fisher	54	Senior Vice President and General Counsel
James M. Marischen	44	Senior Vice President and Chief Financial Officer
David D. Sliney	54	Senior Vice President and Chief Operating Officer
Christopher K. Reichert	60	Chief Executive Officer of Stifel Bank & Trust

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

James M. Zemlyak was named to the Office of the President in June 2014. Mr. Zemlyak served as Chief Financial Officer of our company from February 1999 to August 2018. Mr. Zemlyak served as Director of our company from February 1999 to June 2017. Mr. Zemlyak served as our company’s Treasurer from February 1999 to January 2012. Mr. Zemlyak has been Chief Operating Officer of Stifel since August 2002 and Executive Vice President of Stifel since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

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

MARKET AND LIQUIDITY RISKS

Lack of funding, liquidity, or access to capital could impair our business and financial condition. An inability to maintain adequate funding and liquidity to operate our business could have a significant negative effect on our financial condition. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. If the available funding from one or more of our contingent funding sources is not sufficient to sustain normal operating levels, we may be required to scale back or curtail our operations, such as by limiting lending, selling assets at unfavorable prices, cutting or eliminating dividend payments, or limiting our recruiting of financial advisors. Our liquidity could be negatively affected by: any inability of our subsidiaries to generate cash to distribute to the parent company, liquidity or capital requirements that may prevent our subsidiaries from distributing cash, limitations on our subsidiaries’ access to credit markets for secured and unsecured borrowings, diminished access to the credit and capital markets, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, regulatory sanctions, or an adverse change in our credit rating by one or more of the national rating agencies that rate us. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

The availability of financing, including access to the credit and capital markets, depends on various factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit ratings. Our cost of capital and the availability of funding may be adversely affected by illiquid credit markets, wider credit spreads, or our inability to pay a prevailing rate of interest that is competitive with other market offerings. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of future concerns over the strength of specific counterparties, as well as the stability of markets generally.

Significant volatility in our domestic clients’ cash sweep and bank deposit balances could negatively affect our net revenues and/or our ability to fund our bank subsidiaries’ growth and may impact our regulatory capital ratios.

We rely heavily on bank deposits as a low-cost source of funding for Stifel Bancorp to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. A significant reduction in our domestic clients’ cash balances, a change in the allocation of that cash between our bank subsidiaries and third-party banks, a movement of cash away from our company, or an inability to implement new or modified deposit offerings in order to retain or grow our client base, could significantly impact our ability to continue growing interest-earning assets and/or require us to use higher-cost deposit sources to grow interest-earning assets. Rapidly rising rates, for example, have made and may continue to make investments in securities, such as fixed income securities and money market funds, more attractive for investors, thereby incentivizing them to reduce the cash they hold.

A downgrade in our credit ratings could have a material adverse effect on our operations, earnings, and financial condition. If our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our client relationships. Such a change in our credit ratings could also adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital and credit markets, trigger obligations under certain financial agreements, cause clients to withdraw bank deposits that exceed FDIC insurance limits from our bank subsidiaries, or decrease the number of investors, clients, and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability.

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our credit agreements, and may result in decreased levels of available credit or a request for immediate payment.

A credit rating downgrade would also result in the Company incurring a higher facility fee on its $750 million unsecured revolving credit facility agreement (the “Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Form 10-K and Note 11 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Credit Facility.

We are exposed to market risk, including interest rate risk. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, which directly and indirectly affect us. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception, actual credit quality of an issuer, or other factors such as any potential shutdown of the U.S. government or downgrade of the U.S. government’s credit rating.

Market risk is inherent in financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading assets and liabilities, derivatives, and investments. For example, interest rate increases could continue to adversely affect the value of our available-for-sale securities portfolio. Interest rate changes could also adversely affect the value of our fixed income inventories, as well as our net interest spread, which is the difference between the yield we earn on our interest-earning assets and the interest rate we pay for deposits and other sources of funding, in turn impacting our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities.

In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread and an increase in servicing fees received on our multi-bank deposit sweep program but also increases our costs of funds. Conversely, in those operations, a falling interest rate environment generally results in our earning less interest income and lower servicing fees from third-party program banks, and also reduces our cost of funds. In a falling interest rate environment, we may not be able to reduce our cost of funds as quickly as we experience a decrease in interest income. The magnitude of the impact of interest rate changes to our net interest spread depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

We are exposed to credit risk. We are generally exposed to the risk that third parties that owe us money, securities, or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Credit risk may also be affected by the deterioration of strength in the U.S. economy or adverse changes in the financial performance or condition of our clients and counterparties. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ trading and underwriting activities, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans, and derivatives as part of our trading operations. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of counterparties to certain derivative contracts could result in losses.

We borrow securities from, and lend securities to, other financial institutions, and may also enter into agreements to repurchase and/or resell securities as part of our financing activities. A sharp change in the market values of the securities utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by evaluating collateral and transaction levels on a recurring basis. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk.

In addition, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the loan. If clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

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

We also incur credit risk by lending to businesses and individuals through the offering of loans, including commercial and industrial loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and other loans generally collateralized by securities. We also incur credit risk through certain of our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. Declines in the real estate market or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, sell loans at unattractive prices, or foreclose on certain real estate properties. Furthermore, the deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional credit loss provisions and/or charges-offs, and subsequently have a material impact on our net income and regulatory capital.

ECONOMIC ENVIRONMENT RISKS

Our business is sensitive to domestic and international macroeconomic conditions caused by political and geopolitical developments, fiscal, monetary, and tax policies, regulations, and other domestic and international events. We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, changes in consumer spending, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, interest rates and the cost of funds which directly affect the returns and fair value on our lending and investing activities. The market impact from such policies can also decrease materially the value of certain of our financial assets, most notably debt securities, as well as our cash flows. Changes in tax law and regulation, or any market uncertainty caused by a change in the political environment, may affect our clients and, directly or indirectly, our business. Macroeconomic conditions may also be negatively affected by domestic or international events, including natural disasters, political unrest, the indirect impact of wars, such as the wars in Ukraine and Israel, or public health epidemics and pandemics, as well as by a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

If we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, increases in mortgage and other loan delinquencies, or other negative market factors, our revenues and the value of the assets we own could be adversely impacted. Market uncertainty could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower asset prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory, as well as losses on certain of our investments. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and other activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, credit losses, or interruptions to our system processing. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, lease expenses, and salary expenses, are fixed, and our ability to reduce them over short time periods is limited.

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

OPERATIONAL RISKS

Damage to our reputation could damage our businesses. Maintaining our reputation is critical to attracting and maintaining clients, investors, financial advisors, and other associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record keeping, sales and trading practices, and associate misconduct. In addition, the failure to either sell securities we have underwritten at anticipated price levels or to properly identify and communicate the risks inherent in the products and services we offer could also give rise to reputational risk. Failure to maintain appropriate service and quality standards, or a failure or perceived failure to treat clients fairly, can result in client dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and reputational harm. Negative publicity about us, including information posted on social media and internet forums or published by news organizations, whether or not true, may also harm our reputation. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risk relating to negative publicity. Further, failures at other large financial institutions or other market participants, regardless of whether they relate to our activities, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the financial system in general.

Our ability to attract and retain senior professionals, qualified financial advisors, and other associates is critical to the continued success of our business. Our ability to recruit, serve, and retain our clients depends on the reputation, judgment, leadership, business generation capabilities, and skills of our client-serving professionals, members of our executive team, as well as associates who support revenue-generating professionals and their clients. To compete effectively, we must attract, develop, and retain qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized support personnel. Further, effective management succession planning is important for the continued success of our company. Competitive pressures we experience, or inadequate management succession planning, could have an adverse effect on our business, results of operations, financial condition, and liquidity.

The labor market remains competitive, and we face competition for talent across all aspects of our business, as well as competition with non-traditional firms, such as technology companies. Employers are developing a wide variety of offerings to attract talent, including but not limited to, increasing compensation, enhancing health and wellness solutions, and providing in-office, hybrid, and remote work options. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively affect earnings.

Specifically within the financial industry, employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. Our financial results may be adversely affected by the costs we incur in connection with any loans or other incentives we may offer to newly recruited financial advisors and other key personnel.

If we were to lose the services of any of our financial advisors, investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations, and financial condition will be adversely affected. To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense or result in our recruiting additional associates at compensation levels that are not within our target range. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. We participate, with limited exceptions, in the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among many firms in the industry that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm and the financial advisor’s ability to solicit clients of their previous firm. The ability to bring such client data to a new broker-dealer, as well as the ability to solicit clients, generally means that the clients of the financial advisor are more likely to choose to open accounts at the advisor’s new firm. Participation is voluntary, and it is possible that certain of our competitors will withdraw from the Protocol. If the broker-dealers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data and the solicitation of clients, our recruiting efforts may be adversely affected. Additionally, we could experience a larger number of claims against us relating to our recruiting efforts.

Our business depends on fees earned from the management of client accounts and asset management fees. We have grown our asset management business in recent years, which has increased the risks associated with this business relative to our overall operations. The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our Private Client Group segment, as well as assets under management (“AUM”) in our asset management business. The value of our fee-based assets and AUM is impacted by market fluctuations and inflows or outflows of assets. As our Private Client Group clients increasingly show a preference for fee-based accounts over transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers, or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus further impact our business and financial condition.

Our asset management fees may also decline over time due to factors such as increased competition and the renegotiation of contracts. In addition, the market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would negatively affect our revenues, business, and financial condition.

Our underwriting, market-making, trading, and other business activities place our capital at risk. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we have underwritten at anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. While it is not typical, from time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions, despite our risk mitigation policies, could impact our financial results.

As a market-maker, we may take ownership of positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. Despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with these activities.

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

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interdependent as a result of trading, clearing, funding, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses arising in connection with counterparty defaults may have a material adverse effect on our results of operations.

We deposit our cash in depository institutions as a means of maintaining the liquidity necessary to meet our operating needs, and we also facilitate the deposit of cash awaiting investment in depository institutions on behalf of our clients. Many of these deposits exceed FDIC-insured limits. Recent events in the financial services industry, including the failure of certain banks, have increased counterparty credit risk. While we perform extensive diligence on the banks we select to hold these deposits, a failure of one or more of these depository institutions to return these deposits could affect our operating liquidity, result in reputational damage, and impair our financial performance.

We face intense competition and pricing pressures and may not be able to keep pace with technological change. We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our associates, our products and services, pricing (such as execution pricing and fee levels), technology solutions, and location and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See “Item 1 – Business - Competition” of this Form 10-K for additional information about our competitors.

We compete directly with other national full-service broker-dealers, investment banking firms, commercial banks, and investment managers, and to a lesser extent, with discount brokers and dealers and investment advisers. We face competition from more recent entrants into the market, including fintechs, and increased use of alternative sales channels by other firms. Technology has lowered barriers to entry and made it possible for fintechs to compete with larger financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions. This competition has grown significantly over recent years and is expected to intensify. In addition, commercial firms and other non-traditional competitors have applied for banking licenses or have entered into partnerships with banks to provide banking services. We also compete indirectly for investment assets with insurance companies, real estate firms, and hedge funds, among others. Competition from other financial services firms to attract clients or trading volume, through direct-to-investor online financial services, or higher deposit rates to attract client cash balances, could result in pricing pressure or otherwise adversely impact our business and cause our business to suffer.

Our future success also depends in part on our ability to develop, maintain, and enhance our products and services, including factors such as customer experience, and the pricing and range of our offerings. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. If we are not able to develop new products and services, enhance existing offerings, effectively implement new technology-driven products and services, or successfully market these products and services to our customers, our business, financial condition, or results of operations may be adversely affected. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other services could be significantly disrupted by technologies, such as cryptocurrencies, that require no intermediation. New technologies have required, and could require us in the future, to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including technology companies.

We must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust our fees, commissions, margins, or interest rates on deposits to remain competitive. In fixed income markets, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. Our trading margins have been further compressed by the shift from high- to low-touch services over time, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

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

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iv) retain skilled information technology associates. Failure of our technology systems to operate appropriately, which could result from events beyond our control, including a systems malfunction or cyber attack, failure by a third-party service provider, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients for non-compliant data processing, and other violations of privacy and other laws and regulations, as well as regulatory sanctions.

Any cyber attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation. Our operations rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving the theft, dissemination, and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against our company, our associates, our advisors, or our clients. Additionally, like many large enterprises, we have shifted to a more hybrid work environment which includes a combination of in-office and remote work for our associates. The increase in remote work over the past few years has introduced potential new vulnerabilities to cyber threats. We may also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect the confidentiality, integrity, and availability of our data and technology infrastructure and data from misuse, misappropriation, or corruption. Senior management of our Information Security Office gives a quarterly update on cybersecurity to the Risk Management Committee of our Board of Directors and an update to our full Board of Directors twice annually.

Cyber attacks can originate from a variety of sources, including threat actors affiliated with foreign governments, organized crime, or terrorist organizations. Threat actors may also attempt to place individuals within our company or induce associates, clients, or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption, and monitoring technologies, anti-malware defenses, and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate, or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial of service attacks, zero-day vulnerabilities, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments and external scans on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. We also cannot be certain that we will receive timely notification of such cyber attacks or other security breaches. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems.

Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

Further, in light of the high volume of transactions we process, use of remote work, the large number of our clients, partners, and counterparties, and the increasing sophistication of malicious actors, a cyber attack could occur. Moreover, any such cyber attack may persist for an extended period of time without detection. We endeavor to design and implement policies and procedures to identify such cyber attacks as quickly as possible; however, we expect that any investigation of a cyber attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time, we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

The SEC recently enacted rules requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. These new reporting requirements are effective for us as of December 18, 2023. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition, and/or results of operations.

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

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results, and new accounting standards could adversely affect future reported results. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Such estimates and assumptions may require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. One of our most critical estimates is our allowance for credit losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. The recorded amount of liabilities related to legal and regulatory matters is also subject to significant management judgement. For either of these estimates, if management’s underlying assumptions and judgments prove to be inaccurate, our loss provisions could be insufficient to cover actual losses and our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted.

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

For further discussion of our significant accounting estimates, policies, and standards, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this Form 10-K and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

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

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by regulators and SROs such as FINRA, and are often used as the basis for claims for legal liability by plaintiffs in actions against the Company. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm. There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our investment banking business often requires that we deal with confidential matters of great significance to our clients. Our associates interact with clients, customers, and counterparties on an ongoing basis. All associates are expected to exhibit the behaviors and ethics that are reflected in our framework of principles, policies, and technology to protect both our own information as well as that of our clients. If our associates improperly use or disclose confidential information provided by our clients, we could be subject to future regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships, and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over our assets under management. In addition, our financial advisors are required to act in the best interests of our clients and may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. Associate conduct on non-business matters, such as social issues, including the posting of information on social media or other internet forums, could be inconsistent with our policies and ethics and result in reputational harm to our business due to their employment by us or affiliation with us. It is not always possible to deter or prevent every instance of associate misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates engage in misconduct, our business would be adversely affected.

Business growth, including through acquisitions, could increase costs and regulatory and integration risks. We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial, and operational challenges. While cultural fit is a requirement for both our recruiting and acquisition efforts, there can be no assurance that recruited talent and/or acquisition targets will ultimately assimilate into our company in a manner which results in the expected financial benefits. We may incur significant expense, including in the areas of technology and cybersecurity, in connection with expanding our existing businesses, recruiting financial advisors, or when acquiring and integrating businesses. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the earnings derived from such investments or growth. Assumptions which underlie the basis of our acquisition decisions, such as the retention of key personnel, future revenue growth of an acquired business, cost efficiencies to be realized, or the value created through the application of specialized expertise we plan to bring to the acquired business, may not be fully realized post-acquisition, resulting in an adverse impact on the value of our investment and potential dilution of the value of our shares.

We may be unable to integrate an acquired business into our existing business successfully, or such integration may be materially delayed or become more costly or difficult than expected. Further, either company’s clients, suppliers, employees, or other business partners may react negatively to the transaction. Such developments could have an adverse effect on our business, financial condition, and results of operations.

Domestic and international business growth, including through acquisitions, may expose us to additional regulatory oversight, create a need for additional compliance, risk management, and internal control procedures, and require us to hire additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue acquisitions, or enter into acquisition commitments, a number of factors may prevent us from completing such acquisitions on acceptable terms. For example, regulators such as the Fed could fail to approve a proposed transaction or such approvals could result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction. The shareholders of a publicly traded target company could fail to approve the transaction. Closing conditions in the transaction agreement could fail to be satisfied, or there could be an unexpected delay in closing. Other developments that may affect future results of an acquired company may occur, including changes in asset quality and credit risk, changes in interest rates and capital markets, inflation, and/or changes in customer borrowing, repayment, investment, and deposit practices. Finally, an event, change, or other circumstance could occur that gives rise to the termination of the transaction agreement.

In addition, we may need to raise capital or borrow funds in order to finance an acquisition, which could result in dilution or increased leverage. We may not be able to obtain such financing on favorable terms or perhaps at all. Further, we may issue our shares as a component of some or all of the purchase consideration for an acquisition, which may result in dilution.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

We are subject to risks relating to environmental, social, and governance (“ESG”) matters that could adversely affect our reputation, business, financial condition, and results of operations. We are subject to a variety of risks, including reputational risk, associated with ESG matters. The public holds diverse and often conflicting views on ESG topics. As a large financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. For example, individual U.S. states are increasingly developing differing, and sometimes conflicting, rules related to ESG matters, such as the recently enacted Climate Corporate Data Accountability Act in California. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with ESG issues could damage our reputation, our ability to attract and retain clients and associates, compete effectively, and grow our business.

In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of environmental and social matters in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to our company. Public companies are facing increased pressure from stakeholders to consider ESG issues in corporate actions, such as the election of directors and approval of executive compensation. Certain of our clients might also require that we implement additional ESG procedures or standards in order to continue to do business with them. If we fail to comply with specific ESG-related investor or client expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common and preferred stock could be negatively impacted.

LEGAL AND REGULATORY RISKS

Financial services firms are highly regulated and are currently subject to a number of new and proposed regulations, all of which may increase our risk of financial liability and reputational harm resulting from adverse regulatory actions. Financial services firms operate in an evolving regulatory environment and are subject to extensive supervision and regulation. The laws and regulations governing financial services firms are intended primarily for the protection of our depositors, our clients, the financial system, and the FDIC insurance fund, not our shareholders or creditors. The financial services industry has experienced an extended period of significant change in laws and regulations, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the FDIC, the OCC, and the CFPB, in addition to stock exchanges, FINRA, and governmental authorities, such as state attorneys general. The SEC has recently been very active in proposing and adopting major new rules and regulations that affect public companies and, in particular, the financial services industry. Several of these new rules have been adopted after significantly abbreviated periods for public comments, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. Additionally, an increasing number of U.S. states have proposed, or are considering, their own laws and regulations, and as a result, our activities could be subject to overlapping and conflicting regulation. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules, and regulations. Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

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

We are also required to comply with the Volcker Rule’s provisions. Although we have not historically engaged in significant levels of proprietary trading, due to our underwriting and market-making activities and our investments in covered funds, we continue to incur costs to ensure compliance with the Volcker Rule. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.

Broker-dealers and investment advisers are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition, reputation, and prospects: civil and criminal liability for us or our associates; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisers or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; conditions or limitations on our business activities, including higher capital requirements; or a temporary suspension or permanent bar from conducting business. As a recent example of this risk, the Company has been contacted by each of the SEC and the CFTC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The SEC has announced their imposition of significant fines on a number of financial services companies in connection with similar investigations, and has reportedly conducted similar investigations of record preservation practices at other financial institutions. See Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require the Company to commit resources to its bank subsidiaries when doing so is not otherwise in the best interests of our company or its shareholders or creditors.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could have a material adverse effect on our business, financial condition, reputation, or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by our company and its subsidiaries. In addition, from time to time, the Company and its subsidiaries may become subject to additional findings with respect to supervisory, compliance, or other regulatory deficiencies, which could subject us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends on our common and preferred stock, and/or engage in share repurchases. See “Item 1, Business – Regulation,” of this Form 10-K for additional information regarding our regulatory environment.

We are exposed to litigation and regulatory investigations and proceedings, which could materially and adversely impact our business operations and prospects. The financial services industry faces significant litigation and regulatory risks. Additionally, our litigation and regulatory risks continue to increase as our business expands internationally. Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify, and the existence and magnitude of potential claims often remain unknown for substantial periods of time.

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

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Litigation risks include potential liability under securities laws or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments, the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims, and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which, in turn, could seriously harm our business and future business prospects.

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims and/or regulatory matters continue to increase over time. The amount of attorneys’ fees incurred in connection with the defense of litigation and claims and/or regulatory matters could be substantial and might materially and adversely affect our results of operations. See “Item 3 – Legal Proceedings,” and Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about legal matters.

The Basel III regulatory capital standards impose capital and other requirements on us that could negatively impact our profitability. The Fed and other federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. The U.S. Basel III Rules establish the quantity and quality of regulatory capital, set forth a capital conservation buffer, and define the calculation of risk-weighted assets. The capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. Revisions to the Basel III Rules could, when implemented in the U.S., negatively impact our regulatory capital ratio calculations or subject us to higher and more stringent capital and other regulatory requirements. As a result, our business, results of operations, financial condition, and prospects could be adversely affected. See “Item 1 – Business – Regulation” of this Form 10-K for further information on the Basel III regulatory capital standards.

Failure to comply with regulatory capital requirements primarily applicable to our company, our bank subsidiaries, or our broker-dealer subsidiaries would significantly harm our business. As discussed in “Item 1 – Business – Regulation” of this Form 10-K, our company and it bank subsidiaries are subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of our company’s and our bank subsidiaries’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory guidelines. Failure to meet minimum capital requirements can trigger certain mandatory (and potentially discretionary) actions by regulators that, if undertaken, could harm either our company or our bank subsidiaries’ operations and financial condition, including precluding us from accepting or renewing brokered deposits. Further, we are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. Our non-U.S. subsidiaries are subject to similar limitations under applicable regulations in the countries in which they operate. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that we may need to make payments on any of our obligations. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulatory capital requirements.

Changes in requirements relating to the standard of care for broker-dealers have increased, and may continue to increase, our costs. The SEC’s Regulation Best Interest requires, among other things, a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers, and we have incurred substantial costs in order to review and modify our policies and procedures, including associated supervisory and compliance controls. We anticipate that we will continue to incur incremental costs in the future to comply with the standard.

In addition to the SEC, various states have adopted, or are considering adopting, laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s regulations and may lead to additional implementation costs. Implementation of the SEC regulations, as well as any new state rules that are adopted addressing similar matters, has resulted in (and may continue to result in) increased costs related to compliance, legal, operations, and information technology. Furthermore, certain

non-U.S. jurisdictions have imposed heightened standards of conduct, which may have similar impacts on our business in those jurisdictions.

The DOL has indicated that it plans to amend the definition of “fiduciary” in connection with investment advice regarding employee benefit plans and IRAs. Imposing a new fiduciary standard could result in increased costs and other impacts to our business.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to our asset management activities may increase our compliance and legal costs and otherwise adversely affect our business. As some of our wholly owned subsidiaries are registered as investment advisers with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in additional operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. While it is not possible to determine the extent of the long-term impact of any new laws or regulations that have been promulgated, or initiatives that have been or may be proposed, even the short-term impact of preparing for or implementing changes to our infrastructure and processes could negatively affect the ways we conduct business and increase our compliance and legal costs. Conformance with any new law or regulations could also make compliance more difficult and expensive and affect our product and service offerings. New regulations regarding the management of hedge funds and the use of certain investment products, including additional recordkeeping and disclosure requirements, may also impact our asset management business and result in increased costs. In addition, U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to do so, including expanding current (or enacting new) standards, requirements, and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the U.S. have adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business.

As a financial holding company, our company’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions. The Company, as a financial holding company, depends on dividends, distributions, and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations and to fund dividend payments and share repurchases. Our subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to our company. If our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is otherwise not available, the Company may not be able to make dividend payments to its shareholders, repurchase its shares, or make principal and interest payments on its outstanding debt. Our broker-dealers and bank subsidiaries are limited in their ability to lend or transact with affiliates, are subject to minimum regulatory capital and other requirements, and, in the case of our broker-dealer subsidiaries, have limitations on their ability to use funds deposited with them in brokerage accounts to fund their businesses. These requirements and limitations may hinder our company’s ability to access funds from its subsidiaries. Federal regulators, including the Federal Reserve and the SEC (through FINRA), have the authority and, under certain circumstances, the obligation to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including our company and its bank subsidiaries.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain an information security program and governance framework that are designed to protect our information systems against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We define information security and cybersecurity risk as the risk that the confidentiality, integrity, or availability of our information and information systems are impacted by unauthorized or unintended access, use, disclosure, disruption, modification, or destruction. Information security and cybersecurity risk is an operational risk that is measured and managed as part of our operational risk framework. Operational risk is incorporated into our comprehensive Enterprise Risk Management (“ERM”) program, which we use to identify, aggregate, monitor, report, and manage risks.

Our Written Information Security Program (“WISP”), which is our enterprise information security and cybersecurity program incorporated in our ERM program and led by our Chief Information Security Officer (“CISO”), is designed to (i) ensure the security, confidentiality, integrity, and availability of our information and information systems; (ii) protect against any anticipated threats or hazards to the security, confidentiality, integrity, or availability of such information and information systems; and (iii) protect against unauthorized access to or use of such information or information systems that could result in substantial harm or inconvenience to us, our associates, or our clients. The WISP program is built upon a foundation of advanced security technology, employs a highly trained team of experts, and is designed to operate in alignment with global regulatory requirements. The program deploys multiple layers of controls, including embedding security into our technology investments, designed to identify, protect, detect, respond to, and recover from information security and cybersecurity incidents. Those controls are measured and monitored by a combination of subject matter experts and a security operations center with integrated cyber detection, response, and recovery capabilities. The WISP program includes our Incident Response program, which manages information security incidents involving compromises of sensitive information, and our

Security Incident Response Plan, which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of the Company to manage response efforts. We also routinely perform simulations and drills around security matters at both a technical and management level, and our associates receive annual cybersecurity awareness training.

In addition, we incorporate reviews by our Internal Audit department and reviews by external third-party experts as part of our WISP program. Our company also undergoes periodic independent third-party maturity assessments of our cybersecurity measures and controls within our WISP program against the Cyber Risk Institute Profile standards for the financial sector. We also invest in threat intelligence, collaborate with our peers in areas of threat intelligence, vulnerability management, incident response, and drills, and are active participants in industry and government forums.

Cybersecurity risks related to third parties are managed as part of our System and Services Acquisition Policy, which sets forth the procurement, risk management, and contracting framework for managing third-party relationships commensurate with their risk and complexity. Our program sets guidelines for identifying, measuring, monitoring, and reporting the risks associated with third parties through the life cycle of the relationships, which includes planning, due diligence and third-party selection, contracting, ongoing monitoring, and termination. Our program includes the identification of third parties with risks related to information security. Third parties that access, process, collect, share, create, store, transmit, or destroy our information or have access to our systems may have additional security requirements, depending on the levels of risk, such as enhanced risk assessments and monitoring, and additional contractual controls. We also conduct reassessments of our third-party risk, using a risk-based approach to determine frequency. Where appropriate, the Company seeks to incorporate contractual language with third-party service providers that includes clear terms involving the collection, use, sharing, and retention of user data, as well as compliance with appropriate security terms.

While we do not believe that our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive, and, similar to other global financial services firms, we, as well as our clients, associates, regulators, service providers, and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see “Any cyber attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation” in “Item 1A – Risk Factors” of this Form 10-K.

Cybersecurity Governance

Under our information security framework, our Board and our Risk Management Committee are primarily responsible for overseeing and governing the development, implementation, and maintenance of our WISP program, with the Board designating our Risk Management Committee to provide oversight and governance of technology and cybersecurity risks. Our Board receives an update on cybersecurity at least twice a year from our CISO or their designee. Our Risk Management Committee receives reports on cybersecurity at least four times a year, with ad hoc updates as needed. In addition, our Risk Management Committee annually approves our WISP program.

Our Operational Risk Committee (“ORC”), chaired by our CISO, provides oversight and governance for our information security risk management activities, including those related to cybersecurity. This includes efforts to identify, measure, manage, monitor, and report information security risks associated with our information and information systems. The ORC escalates risks to the Risk Management Committee or our Board based on the escalation criteria provided in our information security framework. Members of management with cybersecurity oversight responsibilities are informed about cybersecurity risks and incidents through a number of channels, including periodic and annual reports, with the annual report also provided to our Risk Management Committee and the ORC.

Our CISO leads the strategy, engineering, and operations of cybersecurity across the Company and is responsible for providing annual updates to our Board and the ORC on our WISP program, as well as ad hoc updates on information security and cybersecurity matters. Our CISO reports directly to the Risk Management Committee. The CISO has been with the Company since 2016 and prior to this worked in a number of security and technical roles within the Federal Reserve System.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2023. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2036.

Location	Approximate Square Footage	Use
St. Louis, Missouri	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including SIA), and Institutional Group operations
New York, New York	282,000	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	97,500	Institutional Group operations and Administrative offices
San Francisco, California	70,500	Global Wealth Management and Institutional Group operations

We also maintain operations in 468 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 398 private client offices. Our Institutional Group segment leases 70 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

We have accrued for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matter described below, the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a liability has not been established and for which we believe a loss is reasonably possible, as well as for matters where an accrual has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

SEC and CFTC Investigation of Communications Recordkeeping

The Company has been contacted by each of the SEC and the CFTC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The SEC and the CFTC have provided the Company with settlement offers, and the Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that any settlements will be achieved or the ultimate resolution of these matters.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 1, 2024, was $72.86. As of that date, our common stock was held by approximately 92,500 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock.

	2023		2022
	High	Low	High	Low
First quarter	$68.77	$53.48	$83.28	$60.35
Second quarter	$62.35	$54.84	$70.26	$54.74
Third quarter	$66.61	$58.08	$65.39	$51.73
Fourth quarter	$70.07	$54.81	$66.96	$49.31

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

	Fiscal Year 2023	Fiscal Year 2022
First quarter	$0.36	$0.30
Second quarter	$0.36	$0.30
Third quarter	$0.36	$0.30
Fourth quarter	$0.36	$0.30

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2023. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2023	816,702	58.28	816,702	13,365,258
November 1 - 30, 2023	1,028,445	59.12	1,028,445	12,336,813
December 1 - 31, 2023	500,000	65.48	500,000	11,836,813
	2,345,147	60.18	2,345,147

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2023, the maximum number of shares that may yet be purchased under this plan was 11.8 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2023. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2018, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2019	2020	2021	2022	2023
Stifel Financial Corp.	$148	$187	$264	$225	$270
Peer Group	$121	$134	$190	$162	$179
S&P 500 Index	$131	$156	$200	$164	$207
NYSE ARCA Securities Broker-Dealer Index	$122	$159	$205	$189	$235

Assumes $100 invested on December 31, 2018 in Stifel Financial Corp. common stock, Peer Group, S&P 500 Index, and NYSE ARCA Securities Broker-Dealer Index

Stifel Financial Corp.(growth of 170.3% & 22.0% CAGR*)
Peer Group(growth of 78.6% & 12.3% CAGR*)
S&P 500 Index(growth of 107.1% & 15.7% CAGR*)
NYSE ARCA Securities Broker/Dealer Index(growth of 134.8% & 18.6% CAGR*)
Dollars
$275
$250
$225
$200
$175
$150
$125
$100
2018
2019
2020
2021
2022
2023

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Affiliated Managers Group Inc.	Houlihan Lokey, Inc.	Moelis & Company
Ameriprise Financial, Inc.	Invesco Ltd.	Northern Trust Corp.
Cowen Inc. (1)	Jefferies Financial Group Inc.	Piper Sandler Companies
Evercore Inc.	Lazard Ltd.	Raymond James Financial, Inc.
Franklin Resources, Inc.	LPL Financial Holdings Inc.	T. Rowe Price Group, Inc.

(1) Cowen Inc. was acquired by TD Bank Group on March 1, 2023.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2023.

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

On August 1, 2023, the Company acquired Sierra Pacific Securities, LLC, an algorithmic trading-focused, fixed income market-making firm.

Results for the Year Ended December 31, 2023

For the year ended December 31, 2023, net revenues decreased 1.0% to $4.3 billion compared to $4.4 billion during the comparable period in 2022. Net income available to common shareholders for the year ended December 31, 2023, decreased 22.3% to $485.3 million, or $4.28 per diluted common share, compared to $624.9 million, or $5.32 per diluted common share, in 2022. For the year ended December 31, 2023, our Global Wealth Management segment posted record net revenues and pre-tax income.

Our revenue decline for the year ended December 31, 2023, was primarily attributable to lower advisory and transactional revenues, partially offset by higher net interest income, asset management, and capital-raising revenues.

We remain well-positioned entering fiscal 2024, with nearly $445 billion of client assets under administration, strong activity levels for financial advisory recruiting, a significant interest rate-sensitive asset base at our bank subsidiaries, and a strong investment banking pipeline. We don’t believe that 2024 will be a “normalized” operating environment, as there remains uncertainty regarding the number of rate cuts that the Federal Reserve will make, the timing of the pickup in investment banking revenue, the presidential election, and how the equity markets will react to these changes. As a result, we may continue to experience volatility in transactional and investment banking revenues, which may negatively impact revenues in future periods. In our Global Wealth segment, we anticipate further net interest income growth despite the slower growth rate of our balance sheet. Our strong recruiting efforts will lead to further net new asset growth in our private client business. Our Institutional business is more cyclical but remains well positioned to benefit from any pickup in capital-raising activity, and we will continue to focus on increasing our relevance to our customers.

Economic and Market Conditions

We currently operate in a challenging and uncertain economic environment. Financial services companies continue to be affected by, among other things, market volatility, rapidly rising interest rates, and inflationary pressures. The market environment in aggregate remained mixed, characterized by inflationary pressures and uncertainty regarding the future path of interest rates, which have remained persistently high. This environment has impacted our businesses, as discussed further in “Segment Results” herein, and, to the extent that it continues to remain uncertain, could adversely impact client confidence and related activity.

The benefits of our diversified business model enabled us to successfully navigate market conditions that included increased geopolitical risks, tightening of financial conditions primarily due to significant increases in short-term rates, and quantitative tightening by the Federal Reserve, both implemented to corral inflation, and the failure of three major U.S. banks.

We are monitoring the war and increased tensions in the Middle East and its impact on the regional economy, as well as on other world economies and the financial markets. Our direct exposure to Israel is limited. We have a small number of employees in Israel, and we continue to support them.

For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Item 1A – Risk Factors” of this Form 10-K.

Impact of Interest Rates

During 2023, the Federal Reserve remained committed to tightening monetary policy as a means of combating inflation. While modest decreases in key inflationary measures such as the Consumer Price Index demonstrated that the rate increases implemented throughout 2022 were beginning to have their intended impact, unexpectedly strong job growth and consumer spending data led the Federal Reserve to conclude that further short-term rate increases were necessary. As a result, the Federal Reserve increased the Federal funds rate by 100 basis points to a target range of 5.25% to 5.50% during 2023. The 2023 rate increases balanced the Federal Reserve’s intention not to “over-tighten,” while also acknowledging that a contraction in bank lending in light of the Silicon Valley Bank and Signature Bank failures would likely help ease inflation. At its January 2024 Federal Open Market Committee meeting, the Federal Reserve unanimously voted not to raise interest rates. The Federal Reserve has forecasted that it will make three quarter-point cuts to the Federal funds rate during 2024.

The increases in rates, which are intended to reduce inflation, are also likely to reduce economic activity, possibly leading to a recession in the coming months. These factors have already reduced customer confidence and are likely to continue to reduce discretionary spending, increase volatility in financial markets, and reduce revenues the Company derives from commissions and possibly from fees based on the value of client assets managed by the Company should equity prices decline. The increases in the Federal funds rate are favorable to the Company's interest-based revenue. However, increases in interest rates have increased fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, though such increases may be offset to some extent if the cash sweep balances decrease as clients seek higher-yielding investments. These rate increases have also increased the rates the Company charges on margin balances, which has positively impacted earnings. The stability and expected reduction in the Federal funds rate should positively impact our fixed income transactional business.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023	2022	2021
Revenues:
Commissions	$673,597	$710,589	$809,500	(5.2)%	(12.2)%	15.5%	16.2%	17.1%
Principal transactions	490,440	529,033	581,164	(7.3)	(9.0)	11.3	12.0	12.3
Investment banking	731,255	971,485	1,565,381	(24.7)	(37.9)	16.8	22.1	33.0
Asset management	1,299,496	1,262,919	1,206,516	2.9	4.7	29.9	28.8	25.5
Interest	1,955,745	1,099,115	548,400	77.9	100.4	45.0	25.0	11.6
Other income	8,747	19,685	72,125	(55.6)	(72.7)	0.1	0.5	1.5
Total revenues	5,159,280	4,592,826	4,783,086	12.3	(4.0)	118.6	104.6	101.0
Interest expense	810,336	201,387	45,998	302.4	337.8	18.6	4.6	1.0
Net revenues	4,348,944	4,391,439	4,737,088	(1.0)	(7.3)	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,554,581	2,586,232	2,820,301	(1.2)	(8.3)	58.7	58.9	59.5
Occupancy and equipment rental	339,322	313,247	290,243	8.3	7.9	7.8	7.1	6.1
Communication and office supplies	184,652	175,135	165,490	5.4	5.8	4.3	4.0	3.5
Commissions and floor brokerage	58,344	57,752	59,681	1.0	(3.2)	1.3	1.3	1.3
Provision for credit losses	24,999	33,506	(11,502)	(25.4)	391.3	0.6	0.8	(0.2)
Other operating expenses	480,354	340,451	345,794	41.1	(1.5)	11.1	7.7	7.3
Total non-interest expenses	3,642,252	3,506,323	3,670,007	3.9	(4.5)	83.8	79.8	77.5
Income before income taxes	706,692	885,116	1,067,081	(20.2)	(17.1)	16.2	20.2	22.5
Provision for income taxes	184,156	222,961	242,223	(17.4)	(8.0)	4.2	5.1	5.1
Net income	522,536	662,155	824,858	(21.1)	(19.7)	12.0	15.1	17.4
Preferred dividends	37,281	37,281	35,587	—	4.8	0.8	0.9	0.7
Net income available to common shareholders	$485,255	$624,874	$789,271	(22.3)%	(20.8)%	11.2%	14.2%	16.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Commissions	$673,597	$710,589	$809,500	(5.2)%	(12.2)%
Principal transactions	490,440	529,033	581,164	(7.3)	(9.0)
Transactional revenues	1,164,037	1,239,622	1,390,664	(6.1)	(10.9)
Capital raising	265,667	256,862	709,236	3.4	(63.8)
Advisory	465,588	714,623	856,145	(34.8)	(16.5)
Investment banking	731,255	971,485	1,565,381	(24.7)	(37.9)
Asset management	1,299,496	1,262,919	1,206,516	2.9	4.7
Net interest	1,145,409	897,728	502,402	27.6	78.7
Other income	8,747	19,685	72,125	(55.6)	(72.7)
Total net revenues	$4,348,944	$4,391,439	$4,737,088	(1.0)%	(7.3)%

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

For the year ended December 31, 2023, net revenues decreased 1.0% to $4.3 billion from $4.4 billion in 2022. The decrease was primarily attributable to lower advisory and transactional revenues, partially offset by higher net interest income, asset management, and capital-raising revenues.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2023, commission revenues decreased 5.2% to $673.6 million from $710.6 million in 2022.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the year ended December 31, 2023, principal transactions revenues decreased 7.3% to $490.4 million from $529.0 million in 2022.

Transactional revenues – For the year ended December 31, 2023, transactional revenues decreased 6.1% to $1.16 billion from $1.24 billion in 2022 as a result of a decrease in client activity. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2023, investment banking revenues decreased 24.7% to $731.3 million from $971.5 million in 2022.

Capital-raising revenues increased 3.4% to $265.7 million for the year ended December 31, 2023, from $256.9 million in 2022. For the year ended December 31, 2023, equity capital-raising revenues increased 1.6% to $114.6 million from $112.7 million in 2022 driven by higher volumes during 2023. For the year ended December 31, 2023, fixed income capital-raising revenues increased 4.8% to $151.1 million from $144.2 million in 2022 driven by an increase in our corporate debt issuance business.

Advisory revenues decreased 34.8% to $465.6 million for the year ended December 31, 2023, from $714.6 million in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions during 2023.

Asset management – Asset management revenues include fees for asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management revenues are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the year ended December 31, 2023, asset management revenues increased 2.9% to a record $1.30 billion from $1.26 billion in 2022. The increase is primarily attributable to higher asset values. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2023, other income decreased 55.6% to $8.7 million from $19.7 million during 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees.

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

For the year ended December 31, 2022, net revenues decreased 7.3% to $4.4 billion from $4.7 billion in 2021. The decrease was primarily attributable to lower capital-raising, advisory, and transactional revenues, partially offset by higher net interest income and asset management revenues.

Commissions – For the year ended December 31, 2022, commission revenues decreased 12.2% to $710.6 million from $809.5 million in 2021.

Principal transactions – For the year ended December 31, 2022, principal transactions revenues decreased 9.0% to $529.0 million from $581.2 million in 2021.

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

Investment banking – For the year ended December 31, 2022, investment banking revenues decreased 37.9% to $971.5 million from $1.6 billion in 2021.

Capital-raising revenues decreased 63.8% to $256.9 million for the year ended December 31, 2022, from $709.2 million in 2021. For the year ended December 31, 2022, equity capital-raising revenues decreased 76.3% to $112.7 million from $475.5 million in 2021.The decrease is primarily attributable to lower issuances in line with market volumes in an uncertain market environment. For the year ended December 31, 2022, fixed income capital-raising revenues decreased 38.3% to $144.2 million from $233.7 million in 2021 as microeconomic conditions contributed to lower bond issuances during 2022.

Advisory revenue decreased 16.5% to $714.6 million for the year ended December 31, 2022, from $856.1 million in 2021. The decrease is primarily attributable to lower levels of completed advisory transactions during 2022.

Asset management – For the year ended December 31, 2022, asset management revenues increased 4.7% to $1.3 billion from $1.2 billion in 2021. The increase is primarily attributable to strong fee-based asset flows. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2022, other income decreased 72.7% to $19.7 million from $72.1 million in 2021. The decrease is primarily attributable to a decrease in mortgage loan origination fees and lower investment gains over 2021.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,394,404	$123,363	5.15%	$1,346,939	$29,996	2.23%	$1,617,859	$3,794	0.23%
Financial instruments owned	895,020	16,726	1.87	1,059,013	20,545	1.94	987,188	15,041	1.52
Margin balances	786,264	61,138	7.78	1,060,724	43,751	4.12	1,043,515	25,780	2.47
Investment portfolio	7,735,535	467,199	6.04	7,670,470	247,755	3.23	6,974,668	129,858	1.86
Loans	20,738,634	1,253,008	6.04	19,457,051	752,273	3.87	13,407,458	378,086	2.82
Other interest-bearing assets	764,679	34,311	4.49	936,508	4,795	0.51	686,610	(4,159)	(0.61)
Total interest-earning assets/interest income	$33,314,536	$1,955,745	5.87%	$31,530,705	$1,099,115	3.49%	$24,717,298	$548,400	2.22%
Interest-bearing liabilities:
Short-term borrowings	$2,412	$144	5.97%	$1,323	$23	1.74%	$2,140	$10	0.49%
Stock loan	147,904	(8,028)	(5.43)	334,712	(16,642)	(4.97)	230,208	(17,348)	(7.54)
Senior notes	1,115,052	50,025	4.49	1,113,977	44,424	3.99	1,112,899	47,500	4.27
Stifel Capital Trusts	60,000	4,363	7.27	60,000	2,090	3.48	60,000	1,197	1.99
Deposits	27,267,429	724,857	2.66	25,170,404	146,636	0.58	19,227,385	4,510	0.02
Federal Home Loan Bank advances	1,371	68	4.99	238,508	4,094	1.72	54,972	164	0.30
Other interest-bearing liabilities	1,027,985	38,907	3.78	1,067,725	20,762	1.94	1,070,764	9,965	0.93
Total interest-bearing liabilities/interest expense	$29,622,153	810,336	2.74%	$27,986,649	201,387	0.72%	$21,758,368	45,998	0.21%
Net interest income/margin		$1,145,409	3.44%		$897,728	2.85%		$502,402	2.03%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2023, net interest income increased 27.6% to $1.1 billion from $897.7 million in 2022.

For the year ended December 31, 2023, interest revenue increased 77.9% to $2.0 billion from $1.1 billion in 2022, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $29.9 billion during the year ended December 31, 2023, compared to $27.8 billion in 2022 at average interest rates of 6.01% and 3.66%, respectively.

For the year ended December 31, 2023, interest expense increased 302.4% to $810.3 million from $201.4 million in 2022. The increase is primarily attributable to higher interest rates and higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.3 billion during the year ended December 31, 2023, compared to $25.4 billion in 2022 at average interest rates of 2.66% and 0.59%, respectively.

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

Net interest income – For the year ended December 31, 2022, net interest income increased 78.7% to $897.7 million from $502.4 million in 2021.

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

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Non-interest expenses:
Compensation and benefits	$2,554,581	$2,586,232	$2,820,301	(1.2)%	(8.3)%
Occupancy and equipment rental	339,322	313,247	290,243	8.3	7.9
Communications and office supplies	184,652	175,135	165,490	5.4	5.8
Commissions and floor brokerage	58,344	57,752	59,681	1.0	(3.2)
Provision for credit losses	24,999	33,506	(11,502)	(25.4)	391.3
Other operating expenses	480,354	340,451	345,794	41.1	(1.5)
Total non-interest expenses	$3,642,252	$3,506,323	$3,670,007	3.9%	(4.5)%

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

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

For the year ended December 31, 2023, compensation and benefits expense decreased 1.2% to $2.55 billion from $2.59 billion in 2022. The decrease in compensation and benefits expenses is primarily attributable to lower variable compensation expense. Compensation and benefits expense as a percentage of net revenues was 58.7% for the year ended December 31, 2023, compared to 58.9% for the year ended December 31, 2022. The compensation ratio benefited from higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the year ended December 31, 2023, occupancy and equipment rental expense increased 8.3% to $339.3 million from $313.2 million in 2022. The increase is primarily attributable to higher occupancy, data processing, and furniture and equipment costs associated with the continued investments made in our business.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2023, communications and office supplies expense increased 5.4% to $184.7 million from $175.1 million in 2022. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the year ended December 31, 2023, commissions and floor brokerage expense increased 1.0% to $58.3 million from $57.8 million in 2022. The increase is primarily attributable to higher electronic communication network (“ECN”) trading costs and processing expenses, partially offset by lower clearing expenses.

Provision for credit losses – For the year ended December 31, 2023, provision for credit losses decreased 25.4% to $25.0 million from $33.5 million in 2022. Provision for credit losses was primarily impacted by a slightly better macroeconomic forecast, partially offset by a deterioration in certain asset classes.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out for legal and regulatory matters, travel and entertainment, promotional, investment banking deal costs, and professional service expenses.

For the year ended December 31, 2023, other operating expenses increased 41.1% to $480.4 million from $340.5 million in 2022. Elevated provisions for legal and regulatory matters during the third quarter of 2023 accounted for approximately $67 million of the increase, with the remainder primarily resulting from higher travel and entertainment expenses, FDIC-insurance expense, professional fees, advertising, conference-related expenses, and subscriptions, partially offset by lower investment banking transaction expenses.

Provision for income taxes – For the year ended December 31, 2023, our provision for income taxes was $184.2 million, representing an effective tax rate of 26.1%, compared to $223.0 million in 2022, representing an effective tax rate of 25.2%. The effective tax rate in 2023 was impacted by the benefit related to the tax impact on stock-based compensation and the non-deductibility of the provision for legal and regulatory matters recorded during the third quarter of 2023.

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

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

Commissions and floor brokerage – For the year ended December 31, 2022, commissions and floor brokerage expense decreased 3.2% to $57.8 million from $59.7 million in 2021. The decrease is primarily attributable to lower clearing expenses and ECN trading costs, partially offset by higher processing expenses.

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

Other operating expenses – For the year ended December 31, 2022, other operating expenses decreased 1.5% to $340.5 million from $345.8 million in 2021. The decrease is primarily attributable to lower investment banking transaction expenses and settlement-related expenses, partially offset by increases in travel and entertainment expenses, conference-related expenses, subscriptions, advertising, FDIC-insurance expense, and professional fees. Other operating expense was impacted by the recognition of additional earn-out expense recorded during 2021.

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

The Other segment includes interest income and expense from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, amortization of stock-based awards, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges.

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023	2022	2021
Revenues:
Commissions	$444,949	$473,638	$567,491	(6.1)%	(16.5)%	14.6%	16.8%	21.8%
Principal transactions	209,282	195,274	207,474	7.2	(5.9)	6.9	6.9	8.0
Transactional revenues	654,231	668,912	774,965	(2.2)	(13.7)	21.5	23.7	29.8
Asset management	1,299,361	1,262,841	1,206,406	2.9	4.7	42.6	44.7	46.4
Interest	1,861,873	1,062,710	538,940	75.2	97.2	61.0	37.6	20.7
Investment banking	16,680	19,515	48,210	(14.5)	(59.5)	0.5	0.7	1.9
Other income	(6,938)	(5,182)	57,563	(33.9)	(109.0)	(0.2)	(0.2)	2.2
Total revenues	3,825,207	3,008,796	2,626,084	27.1	14.6	125.4	106.5	101.0
Interest expense	775,245	182,930	27,247	323.8	571.4	25.4	6.5	1.0
Net revenues	3,049,962	2,825,866	2,598,837	7.9	8.7	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,415,210	1,368,576	1,370,308	3.4	(0.1)	46.4	48.4	52.7
Occupancy and equipment rental	165,776	153,079	138,644	8.3	10.4	5.4	5.4	5.3
Communication and office supplies	63,345	60,791	56,378	4.2	7.8	2.1	2.2	2.2
Commissions and floor brokerage	25,458	25,983	26,007	(2.0)	(0.1)	0.8	0.9	1.0
Provision for credit losses	22,699	33,506	(11,502)	(32.3)	391.3	0.7	1.2	(0.4)
Other operating expenses	141,652	116,360	104,049	21.7	11.8	4.7	4.1	4.0
Total non-interest expenses	1,834,140	1,758,295	1,683,884	4.3	4.4	60.1	62.2	64.8
Income before income taxes	$1,215,822	$1,067,571	$914,953	13.9%	16.7%	39.9%	37.8%	35.2%

	December 31,
	2023	2022	2021
Branch offices	398	398	396
Financial advisors	2,278	2,242	2,227
Independent contractors	108	102	91
Total financial advisors	2,386	2,344	2,318

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

NET REVENUES

For the year ended December 31, 2023, Global Wealth Management net revenues increased 7.9% to a record $3.0 billion from $2.8 billion in 2022. The increase in net revenues is primarily attributable to increases in net interest income, asset management revenues, and principal transaction revenues, partially offset by lower commission revenues and investment banking revenues.

Commissions – For the year ended December 31, 2023, commission revenues decreased 6.1% to $444.9 million from $473.6 million in 2022. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the year ended December 31, 2023, principal transactions revenues increased 7.2% to $209.3 million from $195.3 million in 2022.

Transactional revenues – For the year ended December 31, 2023, transactional revenues decreased 2.2% to $654.2 million from $668.9 million in 2022 as a result of a decrease in client activity amid uncertainty in the markets, partially offset by an increase in fixed income revenue as our rates business began to rebound in the fourth quarter from the weakness tied to the bank failures, higher rates, and an inverted yield curve.

Asset management – For the year ended December 31, 2023, asset management revenues increased 2.9% to a record $1.30 billion from $1.26 billion in 2022. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands):

	December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Client assets	$444,318,000	$389,818,000	$435,978,000	14.0%	(10.6)%
Fee-based client assets	$165,301,000	$144,952,000	$162,428,000	14.0	(10.8)
Number of client accounts	1,213,000	1,183,000	1,125,000	2.5	5.2
Number of fee-based client accounts	333,000	319,000	298,000	4.4	7.0

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Interest revenue – For the year ended December 31, 2023, interest revenue increased 75.2% to $1.9 billion from $1.1 billion in 2022. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 14.5% to $16.7 million for the year ended December 31, 2023, from $19.5 million in 2022. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2023, other income decreased 33.9% to a loss of $6.9 million from a loss of $5.2 million in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees.

Interest expense – For the year ended December 31, 2023, interest expense increased 323.8% to $775.2 million from $182.9 million in 2022. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

NON-INTEREST EXPENSES

For the year ended December 31, 2023, Global Wealth Management non-interest expenses increased 4.3% to $1.83 billion from $1.76 billion in 2022.

Compensation and benefits – For the year ended December 31, 2023, compensation and benefits expense increased 3.4% to $1.42 billion from $1.37 billion in 2022. The increase is primarily attributable to increased variable compensation from our continued recruiting efforts.

Compensation and benefits expense as a percentage of net revenues was 46.4% for the year ended December 31, 2023, compared to 48.4% in 2022. The decrease is primarily as a result of higher net interest income, which is a relatively low compensatory revenue source.

Occupancy and equipment rental – For the year ended December 31, 2023, occupancy and equipment rental expense increased 8.3% to $165.8 million from $153.1 million in 2022. The increase is primarily attributable to higher occupancy and furniture and equipment costs and higher data processing costs associated with an increase in business activity.

Communications and office supplies – For the year ended December 31, 2023, communications and office supplies expense increased 4.2% to $63.3 million from $60.8 million in 2022. The increase is primarily attributable to higher postage and shipping expenses and communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the year ended December 31, 2023, commissions and floor brokerage expense decreased 2.0% to $25.5 million from 26.0 million in 2022. The decrease is primarily attributable to lower clearing expenses.

Provision for credit losses – For the year ended December 31, 2023, provision for credit losses decreased 32.3% to $22.7 million from $33.5 million in 2022. Provision for credit losses was primarily impacted by a slightly better macroeconomic forecast, partially offset by a deterioration in certain asset classes.

Other operating expenses – For the year ended December 31, 2023, other operating expenses increased 21.7% to $141.7 million from $116.4 million in 2022. The increase is primarily attributable to increases in FDIC-insurance expense, travel and conference-related expenses, legal costs, and subscription expense, partially offset by lower advertising expense and professional fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2023, income before income taxes increased 13.9% to $1.2 billion from $1.1 billion in 2022. Profit margins (income before income taxes as a percent of net revenues) have increased to 39.9% for the year ended December 31, 2023, from 37.8% in 2022. The improved profit margin is a result of strong revenue growth and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021

NET REVENUES

For the year ended December 31, 2022, Global Wealth Management net revenues increased 8.7% to $2.8 billion from $2.6 billion in 2021. The increase in net revenues is primarily attributable to increases in net interest income and asset management revenues, partially offset by lower transactional revenues, other income, and investment banking revenues.

Commissions – For the year ended December 31, 2022, commission revenues decreased 16.5% to $473.6 million from $567.5 million in 2021. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the year ended December 31, 2022, principal transactions revenues decreased 5.9% to $195.3 million from $207.5 million in 2021.

Transactional revenues – For the year ended December 31, 2022, transactional revenues decreased 13.7% to $668.9 million from $775.0 million in the comparable period in 2021 as a result of a decrease in client activity from significantly elevated levels a year ago.

Asset management – For the year ended December 31, 2022, asset management revenues increased 4.7% to $1.3 billion from $1.2 billion in 2021. The increase is primarily attributable to strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

The value of assets in fee-based accounts at December 31, 2022, decreased 10.8% to $145.0 billion from $162.4 billion at December 31, 2021.

Interest revenue– For the year ended December 31, 2022, interest revenue increased 97.2% to $1.1 billion from $538.9 million in 2021. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

Investment banking – Investment banking decreased 59.5% to $19.5 million for the year ended December 31, 2022, from $48.2 million in 2021. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2022, income before income taxes increased 16.7% to $1.1 billion from $915.0 million in 2021. Profit margins (income before income taxes as a percent of net revenues) increased to 37.8% for the year ended December 31, 2022, from 35.2% in 2021. The improved profit margin is a result of strong revenue growth and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

I. Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2023			December 31, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,358,817	$74,486	5.48%	$603,840	$13,915	2.30%
U.S. government agencies	2,359	49	2.10	2,493	42	1.70
State and municipal securities (tax-exempt) (1)	2,350	71	3.00	2,361	49	2.06
Mortgage-backed securities	963,414	21,355	2.22	1,008,770	19,840	1.97
Corporate fixed income securities	624,079	17,060	2.73	724,184	19,627	2.71
Asset-backed securities	6,143,333	428,664	6.98	5,932,662	208,197	3.51
Federal Home Loan Bank and other capital stock	62,517	2,602	4.16	62,339	2,612	4.19
Loans (2)
Securities-based loans	2,440,912	170,699	6.99	2,879,651	106,758	3.71
Commercial and industrial	4,491,531	378,277	8.42	4,784,928	241,792	5.05
Fund banking	4,256,903	323,120	7.59	3,750,297	160,780	4.29
Residential real estate	7,731,478	241,730	3.13	6,517,911	175,545	2.69
Commercial real estate	670,556	49,715	7.41	649,663	28,937	4.45
Home equity lines of credit	116,668	9,512	8.15	98,120	4,627	4.72
Construction and land	770,563	63,134	8.19	508,676	24,624	4.84
Other	49,577	3,193	6.44	39,391	1,873	4.75
Loans held for sale	210,446	13,628	6.48	228,414	7,337	3.21
Total interest-earning assets (3)	$29,895,503	$1,797,295	6.01%	$27,793,700	$1,016,555	3.66%
Cash and due from banks	9,127			15,954
Other non-interest-earning assets	140,958			117,016
Total assets	$30,045,588			$27,926,670
Liabilities and stockholders’ equity:
Deposits:
Money market	$24,967,085	$632,251	2.53%	$23,771,966	$125,816	0.53%
Time deposits	2,535	75	2.95	16,976	456	2.69
Demand deposits	2,297,253	92,527	4.03	1,327,711	18,812	1.42
Savings	556	4	0.72	53,751	1,552	2.89
Federal Home Loan Bank advances	1,371	68	4.99	238,508	4,094	1.72
Other borrowings	19,076	1,725	9.04	966	141	14.63
Total interest-bearing liabilities (3)	$27,287,876	$726,650	2.66%	$25,409,878	$150,871	0.59%
Non-interest-bearing deposits	382,686			515,767
Other non-interest-bearing liabilities	153,543			108,896
Total liabilities	$27,824,105			$26,034,541
Stockholders’ equity	2,221,483			1,892,129
Total liabilities and stockholders’ equity	$30,045,588			$27,926,670
Net interest income/spread		$1,070,645	3.35%		$865,684	3.07%
Net interest margin			3.58%			3.11%

(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2021
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$820,424	$1,149	0.14%
U.S. government agencies	2,960	63	2.15
State and municipal securities (tax-exempt) (1)	2,384	47	1.97
Mortgage-backed securities	1,027,372	15,331	1.49
Corporate fixed income securities	730,526	21,056	2.88
Asset-backed securities	5,211,426	93,361	1.79
Federal Home Loan Bank and other capital stock	45,087	1,315	2.92
Loans (2)
Securities-based loans	2,353,621	45,448	1.93
Commercial and industrial	3,953,320	137,618	3.48
Fund banking	1,136,392	34,003	2.99
Residential real estate	4,557,592	119,162	2.61
Commercial real estate	381,550	12,187	3.19
Home equity lines of credit	79,387	2,266	2.85
Construction and land	557,406	18,015	3.23
Other	37,835	805	2.13
Loans held for sale	350,355	8,582	2.45
Total interest-earning assets (3)	$21,247,637	$510,408	2.40%
Cash and due from banks	27,096
Other non-interest-earning assets	348,801
Total assets	$21,623,534
Liabilities and stockholders’ equity:
Deposits:
Money market	$18,340,673	$2,897	0.02%
Time deposits	58,549	1,108	1.89
Demand deposits	827,532	505	0.06
Savings	631	—	—
Federal Home Loan Bank advances	54,972	164	0.30
Other borrowings	1,269	119	9.37
Total interest-bearing liabilities (3)	$19,283,626	$4,793	0.02%
Non-interest-bearing deposits	608,825
Other non-interest-bearing liabilities	176,185
Total liabilities	$20,068,636
Stockholders’ equity	1,554,898
Total liabilities and stockholders’ equity	$21,623,534
Net interest income/spread		$505,615	2.38%
Net interest margin			2.38%

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

For the year ended December 31, 2023, interest revenue for Stifel Bancorp of $1.8 billion was generated from weighted-average interest-earning assets of $29.9 billion at a weighted-average interest rate of 6.01%. For the year ended December 31, 2022, interest revenue for Stifel Bancorp of $1.0 billion was generated from weighted-average interest-earning assets of $27.8 billion at a weighted-average interest rate of 3.66%. For the year ended December 31, 2021, interest revenue for Stifel Bancorp of $510.4 million was generated from weighted-average interest-earning assets of $21.2 billion at a weighted-average interest rate of 2.40%. Interest-earning assets principally consist of residential, commercial and industrial, fund banking, and securities-based loans, investment securities, and interest-bearing cash and federal funds sold.

For the year ended December 31, 2023, interest expense for Stifel Bancorp of $726.7 million was incurred from weighted-average interest-bearing liabilities of $27.3 billion at a weighted-average interest rate of 2.66%. For the year ended December 31, 2022, interest expense for Stifel Bancorp of $150.9 million was incurred from weighted-average interest-bearing liabilities of $25.4 billion at a weighted-average interest rate of 0.59%. For the year ended December 31, 2021, interest expense for Stifel Bancorp of $4.8 million was incurred from weighted-average interest-bearing liabilities of $19.3 billion at a weighted-average interest rate of 0.02%. Interest expense represents interest on customer money market accounts, time deposits, Federal Home Loan Bank advances, and other borrowings.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$28,807	$31,764	$60,571	$(222)	$12,988	$12,766
U.S. government agencies	(2)	9	7	(9)	(12)	(21)
State and municipal securities (tax-exempt)	(1)	23	22	(1)	3	2
Mortgage-backed securities	(830)	2,345	1,515	(272)	4,781	4,509
Corporate fixed income securities	(2,738)	171	(2,567)	(181)	(1,248)	(1,429)
Asset-backed securities	7,647	212,820	220,467	14,483	100,353	114,836
Federal Home Loan Bank and other capital stock	7	(17)	(10)	606	691	1,297
Loans
Securities-based loans	(13,273)	77,214	63,941	11,984	49,326	61,310
Commercial and industrial	(13,825)	150,310	136,485	33,103	71,071	104,174
Fund banking	24,215	138,125	162,340	106,702	20,075	126,777
Residential real estate	35,506	30,679	66,185	52,696	3,687	56,383
Commercial real estate	959	19,819	20,778	10,727	6,023	16,750
Home equity lines of credit	1,006	3,879	4,885	627	1,734	2,361
Construction and land	16,421	22,089	38,510	(1,408)	8,017	6,609
Other	557	763	1,320	34	1,034	1,068
Loans held for sale	(528)	6,819	6,291	(11,851)	10,606	(1,245)
	$83,928	$696,812	$780,740	$217,018	$289,129	$506,147
Interest expense:
Deposits:
Money market	$6,639	$499,796	$506,435	$1,110	$121,809	$122,919
Time deposits	(431)	50	(381)	(1,598)	946	(652)
Demand deposits	20,921	52,794	73,715	485	17,822	18,307
Savings	(880)	(668)	(1,548)	152	1,400	1,552
Federal Home Loan Bank advances	(8,424)	4,398	(4,026)	1,622	2,308	3,930
Other borrowings	1,617	(33)	1,584	(18)	40	22
	$19,442	$556,337	$575,779	$1,753	$144,325	$146,078

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

II. Investment in Debt Securities

The maturities and related weighted-average yields of our debt securities not carried at fair value at December 31, 2023, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Asset-backed securities	$—	$—	$2,754,817	$3,133,981	$5,888,798
Weighted-average yield (1)	0.00%	0.00%	7.48%	7.71%	7.60%
(1)
The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

III. Loan Portfolio

The following table presents the maturities of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

	Within 1 Year	1-5 Years	5-15 years	Over 15 Years	Total
Residential real estate	$—	$922	$748,329	$7,298,396	$8,047,647
Fund banking	2,902,921	729,812	393	—	3,633,126
Commercial and industrial	238,350	3,151,656	176,981	—	3,566,987
Securities-based loans	2,173,186	133,269	—	—	2,306,455
Construction and land	275,045	759,325	—	—	1,034,370
Commercial real estate	263,679	351,285	45,622	45	660,631
Home equity lines of credit	11,965	5,858	118,447	—	136,270
Other	55,980	—	—	1	55,981
	$5,921,126	$5,132,127	$1,089,772	$7,298,442	$19,441,467

The sensitivity of loans with maturities in excess of one year at December 31, 2023, is as follows (in thousands):

Variable or adjusted-rate loans
Residential real estate	$5,991,212
Fund banking	730,205
Commercial and industrial	2,913,677
Securities-based loans	99,575
Construction and land	759,325
Commercial real estate	367,875
Home equity lines of credit	124,305
Other	—
$10,986,174

Fixed-rate loans
Residential real estate	$2,056,435
Fund banking	—
Commercial and industrial	414,960
Securities-based loans	33,694
Construction and land	—
Commercial real estate	29,077
Home equity lines of credit	—
Other	1
$2,534,167

The following table presents the Company’s credit ratios, as well as the component of the ratio’s calculation, for the periods indicated (in thousands, except percentages):

	As of and for the year ending December 31,
	2023	2022	2021
Allowance for credit losses to total loans outstanding	0.83%	0.72%	0.71%
Allowance for credit losses	$161,605	$147,853	$118,562
Retained loans outstanding	$19,441,467	$20,602,558	$16,743,487
Nonaccrual loans to total loans outstanding	0.22%	0.05%	0.10%
Nonaccrual loans	$42,221	$10,102	$17,193
Retained loans outstanding	$19,441,467	$20,602,558	$16,743,487
Allowance for credit losses to nonaccrual loans	3.83x	14.64x	6.90x
Allowance for credit losses	$161,605	$147,853	$118,562
Nonaccrual loans	$42,221	$10,102	$17,193

The following table presents net charge-offs to average loans outstanding by major loan category for the year ended December 31, 2023 (in thousands, except percentages):

Commercial and industrial	0.20%
Net charge-off during the period	$9,100
Average amount outstanding	$4,491,531
Residential real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$7,731,478
Fund banking	0.00%
Net charge-off during the period	$—
Average amount outstanding	$4,256,903
Securities-based loans	0.00%
Net charge-off during the period	$—
Average amount outstanding	$2,440,912
Construction and land	0.00%
Net charge-off during the period	$—
Average amount outstanding	$770,563
Commercial real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$670,556
Home equity lines of credit	0.00%
Net charge-off during the period	$—
Average amount outstanding	$116,668
Other	0.00%
Net charge-off during the period	$—
Average amount outstanding	$49,577
Total retained loans	0.04%
Net charge-off during the period	$9,100
Average amount outstanding	$20,528,188

Allocation of the Allowance for Loan Losses

The following is a breakdown of the allowance for loan losses by each major loan category at December 31, 2023 and 2022 (in thousands, except rates):

	December 31, 2023		December 31, 2022
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$67,077	18.3%	$54,143	23.8%
Commercial real estate	21,386	3.4	12,897	3.3
Residential real estate	13,855	41.4	20,441	35.8
Construction and land	11,817	5.3	8,568	2.9
Fund banking	10,173	18.7	11,711	20.3
Securities-based loans	3,035	11.9	3,157	13.2
Home equity lines of credit	371	0.7	364	0.5
Other	578	0.3	372	0.2
	$128,292	100.0%	$111,653	100.0%
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

IV. Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	December 31, 2023		December 31, 2022		December 31, 2021
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Non-interest bearing demand deposits	$382,686	*	$515,767	*	$608,825	*
Interest-bearing demand deposits	2,297,253	4.03%	1,327,711	1.42%	827,532	0.06%
Money Market and Savings deposits	24,967,641	2.53%	23,825,717	0.53%	18,341,304	0.02%
Time deposits	2,535	2.95%	16,976	2.69%	58,549	1.89%
Other	20,447	8.77%	239,474	1.77%	56,241	0.50%

* Not applicable.

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023	2022	2021
Revenues:
Commissions	$228,648	$236,951	$242,009	(3.5)%	(2.1)%	18.6%	15.4%	11.2%
Principal transactions	281,158	333,759	373,689	(15.8)	(10.7)	22.9	21.7	17.4
Transactional revenues	509,806	570,710	615,698	(10.7)	(7.3)	41.5	37.1	28.6
Capital raising	248,987	237,347	661,088	4.9	(64.1)	20.3	15.5	30.7
Advisory	465,588	714,623	856,083	(34.8)	(16.5)	38.0	46.5	39.8
Investment banking	714,575	951,970	1,517,171	(24.9)	(37.3)	58.3	62.0	70.5
Interest	24,025	25,430	20,734	(5.5)	22.6	2.0	1.7	1.0
Other income (1)	12,680	7,075	11,313	79.2	(37.5)	1.0	0.4	0.5
Total revenues	1,261,086	1,555,185	2,164,916	(18.9)	(28.2)	102.8	101.2	100.6
Interest expense	34,769	19,168	12,477	81.4	53.6	2.8	1.2	0.6
Net revenues	1,226,317	1,536,017	2,152,439	(20.2)	(28.6)	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	841,671	929,606	1,251,595	(9.5)	(25.7)	68.6	60.5	58.1
Occupancy and equipment rental	85,644	77,111	71,204	11.1	8.3	7.0	5.0	3.3
Communication and office supplies	100,831	95,103	89,963	6.0	5.7	8.2	6.2	4.2
Commissions and floor brokerage	32,886	31,769	33,675	3.5	(5.7)	2.7	2.1	1.6
Other operating expenses	163,185	148,296	147,065	10.0	0.8	13.3	9.7	6.8
Total non-interest expenses	1,224,217	1,281,885	1,593,502	(4.5)	(19.6)	99.8	83.5	74.0
Income before income taxes	$2,100	$254,132	$558,937	(99.2)%	(54.5)%	0.2%	16.5%	26.0%
(1)
Includes asset management revenues.

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

NET REVENUES

For the year ended December 31, 2023, Institutional Group net revenues decreased 20.2% to $1.2 billion from $1.5 billion in 2022. The decrease in net revenues is primarily attributable to lower advisory revenues and fixed income transactional revenues, partially offset by an increase in capital-raising revenues and equity transactional revenues.

Commissions – For the year ended December 31, 2023, commission revenues decreased 3.5% to $228.6 million from $237.0 million in 2022.

Principal transactions – For the year ended December 31, 2023, principal transactions revenues decreased 15.8% to $281.2 million from $333.8 million in 2022.

Transactional revenues – For the year ended December 31, 2023, transactional revenues decreased 10.7% to $509.8 million from $570.7 million in 2022.

For the year ended December 31, 2023, fixed income transactional revenues decreased 16.7% to $308.4 million from $370.2 million in 2022. The decrease in fixed income transactional revenues is primarily attributable to decreased activity as a result of lower market volatility, compared with elevated levels in 2022, partially offset by higher trading gains.

For the year ended December 31, 2023, equity transactional revenues increased 0.4% to $201.4 million from $200.5 million in 2022. The increase in equity transactional revenues is primarily attributable to higher trading gains.

Investment banking – For the year ended December 31, 2023, investment banking revenues decreased 24.9% to $714.6 million from $952.0 million in 2022.

For the year ended December 31, 2023, capital-raising revenues increased 4.9% to $249.0 million from $237.3 million in 2022.

For the year ended December 31, 2023, equity capital-raising revenues increased 3.8% to $107.3 million from $103.4 million in 2022 driven by higher volumes.

For the year ended December 31, 2023, fixed income capital-raising revenues increased 5.8% to $141.6 million from $133.9 million in 2022. The increase is primarily attributable to an increase in our corporate debt issuance business.

For the year ended December 31, 2023, advisory revenues decreased 34.8% to $465.6 million from $714.6 million in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions.

Interest income – For the year ended December 31, 2023, interest income decreased 5.5% to $24.0 million from $25.4 million in 2022.

Other income – For the year ended December 31, 2023, other income increased 79.2% to $12.7 million from $7.1 million in 2022. The increase is primarily attributable to an increase in investment gains.

Interest expense – For the year ended December 31, 2023, interest expense increased 81.4% to $34.8 million from $19.2 million in 2022. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the year ended December 31, 2023, Institutional Group non-interest expenses decreased 4.5% to $1.2 billion from $1.3 billion in 2022.

Compensation and benefits – For the year ended December 31, 2023, compensation and benefits expense decreased 9.5% to $841.7 million from $929.6 million in 2022. The decrease is driven by lower compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 68.6% for the year ended December 31, 2023, compared to 60.5% in 2022. The increase is primarily attributable to lower compensable revenues.

Occupancy and equipment rental – For the year ended December 31, 2023, occupancy and equipment rental expense increased 11.1% to $85.6 million from $77.1 million in 2022. The increase is attributable to higher occupancy, furniture and equipment, and data processing costs associated with continued investments in our business.

Communications and office supplies – For the year ended December 31, 2023, communications and office supplies expense increased 6.0% to $100.8 million from $95.1 million in 2022. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the year ended December 31, 2023, commissions and floor brokerage increased 3.5% to $32.9 million from $31.8 million in 2022. The increase was primarily attributable to higher ECN trading costs and processing expenses, partially offset by lower clearing expenses.

Other operating expenses – For the year ended December 31, 2023, other operating expenses increased 10.0% to $163.2 million from $148.3 million in 2022. The increase is primarily attributable to higher travel and entertainment expenses, settlement-related expenses, conference-related expenses, professional fees, and subscriptions, partially offset by lower litigation-related expenses and investment banking transaction expenses.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2023, income before income taxes for the Institutional Group segment decreased 99.2% to $2.1 million from $254.1 million in 2022. Profit margins (income before income taxes as a percentage of net revenues) have decreased to 0.2% for the year ended December 31, 2023, from 16.5% in 2022 as a result of lower revenues and higher non-compensation operating expenses.

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

Transactional revenues – For the year ended December 31, 2022, transactional revenues decreased 7.3% to $570.7 million from $615.7 million in 2021.

For the year ended December 31, 2022, fixed income transactional revenues increased 2.5% to $370.2 million from $361.0 million in 2021. The increase in fixed income transactional revenues is primarily attributable to revenues from the Vining Sparks acquisition, partially offset by lower trading gains.

For the year ended December 31, 2022, equity transactional revenues decreased 21.3% to $200.5 million from $254.7 million in 2021. The decline in equity transactional revenues is primarily attributable to trading losses and declines in activity.

Investment banking – For the year ended December 31, 2022, investment banking revenues decreased 37.3% to $952.0 million from $1.5 billion in 2021.

For the year ended December 31, 2022, capital-raising revenues decreased 64.1% to $237.3 million from $661.1 million in 2021.

For the year ended December 31, 2022, equity capital-raising revenues decreased 76.2% to $103.4 million from $434.2 million in 2021. The decrease is a result of lower issuances in line with market volumes in an uncertain market environment.

For the year ended December 31, 2022, fixed income capital-raising revenues decreased 41.0% to $133.9 million from $226.9 million in 2021. The decrease is primarily attributable to lower municipal bond and loan issuances as a result of the microeconomic conditions that existed during 2022.

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

Commissions and floor brokerage – For the year ended December 31, 2022, commissions and floor brokerage expense decreased 5.7% to $31.8 million from $33.7 million in 2021. The decrease was primarily attributable to lower clearing expenses and ECN trading costs, partially offset by higher processing expenses.

Other operating expenses – For the year ended December 31, 2022, other operating expenses increased 0.8% to $148.3 million from $147.1 million in 2021. The increase is primarily attributable to higher travel and entertainment expenses, conference-related expenses, and subscriptions, partially offset by lower investment banking transaction expenses and professional fees.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2022, income before income taxes for the Institutional Group segment decreased 54.5% to $254.1 million from $558.9 million in 2021. Profit margins (income before income taxes as a percentage of net revenues) decreased to 16.5% for the year ended December 31, 2022, from 26.0% in 2021 as a result of lower revenues, partially offset by a decrease in expenses.

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

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net revenues	$72,665	$29,556	$(14,188)	145.9%	308.3%
Non-interest expenses:
Compensation and benefits:
Infrastructure growth-related	265,550	248,936	172,307	6.7	44.5
Acquisition-related	32,150	39,114	26,092	(17.8)	49.9
Total compensation and benefits	297,700	288,050	198,399	3.4	45.2
Other operating expenses:
Infrastructure growth-related	255,137	150,160	155,153	69.9	(3.2)
Acquisition-related	31,058	27,933	39,069	11.2	(28.5)
Total other operating expenses	286,195	178,093	194,222	60.7	(8.3)
Total non-interest expenses	583,895	466,143	392,621	25.3	18.7
Loss before income taxes	$(511,230)	$(436,587)	$(406,809)	17.1%	7.3%

For the year ended December 31, 2023, non-interest expenses increased 25.3% to $583.9 million from $466.1 million in 2022. Elevated provisions for legal and regulatory matters during the third quarter of 2023 accounted for approximately $67 million of the increase, with the remainder primarily resulting from higher data processing, advertising, professional fees, and travel expenses.

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

For the year ended December 31, 2023, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, decreased 5.7% to $63.2 million from $67.0 million in 2022.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $37.7 billion at December 31, 2023, were up 1.4% over December 31, 2022. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2023, our liabilities were comprised primarily of deposits of $27.3 billion at Stifel Bancorp, accounts payable and accrued expenses of $1.3 billion, senior notes, net of debt issuance costs, of $1.1 billion, payables to customers of $734.8 million at our broker-dealer subsidiaries, and accrued employee compensation of $585.6 million. To meet our obligations to clients and operating needs, we had $12.4 billion of cash or assets readily convertible into cash at December 31, 2023.

Cash Flow

Cash and cash equivalents increased $1.2 billion to $3.4 billion at December 31, 2023, from $2.2 billion at December 31, 2022. Operating activities provided cash of $499.3 million primarily due to net income recognized in 2023 adjusted for non-cash activities. Investing activities provided cash of $1.0 billion due to a decline in our loan portfolio and proceeds from the sale and maturity of securities in our investment portfolio, partially offset by cash used to fund acquisitions, fixed asset purchases, and investment securities purchases. Financing activities used cash of $254.6 million primarily due to repurchases of our common stock, dividends paid on our common and preferred stock, and tax payments related to shares withheld for stock-based compensation, partially offset by an increase in bank deposits, securities sold under agreement to repurchase, and securities loaned.

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

Liquidity and capital resources are provided primarily through our business operations and financing activities. Financing activities could include bank borrowings, collateralized financing arrangements, new or enhanced deposit product offerings, or additional capital-raising activities under our “universal” shelf registration statement. We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity in the short term. We also believe that we will be able to continue to meet our long-term cash requirements due to our strong financial position and ability to access capital from financial markets.

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

As of December 31, 2023, we had $37.7 billion in assets, $12.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$3,361,801	$2,199,985
Receivables from brokers, dealers, and clearing organizations	414,144	418,091
Securities purchased under agreements to resell	349,849	348,162
Financial instruments owned at fair value	834,279	659,685
Available-for-sale securities at fair value	1,551,686	1,636,041
Held-to-maturity securities at amortized cost	5,888,798	5,990,451
Investments	23,189	38,278
Total cash and assets readily convertible to cash	$12,423,746	$11,290,693

As of December 31, 2023 and 2022, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2023		December 31, 2022
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$185,195	$—	$129,045	$—
Financial instruments owned at fair value	417,644	417,644	212,011	212,011
Investment portfolio (AFS & HTM)	—	2,076,717	—	2,090,583
	$602,839	$2,494,361	$341,056	$2,302,594

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2023, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2023, the maximum number of shares that may yet be purchased under this plan was 11.8 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At December 31, 2023, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2023, available cash and highly liquid investments comprised approximately 20% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

On September 14, 2023, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity, and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through September 14, 2026.

Cash and Cash Equivalents – We held $3.4 billion of cash and cash equivalents at December 31, 2023, compared to $2.2 billion at December 31, 2022. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.55 billion in available-for-sale investment securities at December 31, 2023, compared to $1.64 billion at December 31, 2022. As of December 31, 2023, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $24.1 billion and $25.3 billion at December 31, 2023 and 2022, respectively, which includes $14.5 billion and $8.7 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2023 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at December 31, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $240.0 million during the year ended December 31, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the year ended December 31, 2023, on these advances was 4.99%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2023, there were no Federal Home Loan advances.

Unsecured borrowings – On September 27, 2023, the Company and Stifel (the “Borrowers”) entered into an unsecured credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the “Credit Agreement”). Concurrently with, and conditional upon, the effectiveness of the Credit Agreement, all of the commitments under the Borrowers’ existing $500.0 million unsecured revolving credit facility agreement were terminated.

The Credit Agreement has a maturity date of September 27, 2028, and provides for a committed unsecured borrowing facility for maximum aggregate borrowings of up to $750.0 million, depending on the amount of outstanding borrowings of the Borrowers from time to time during the duration of the Credit Agreement. The interest rates on borrowings under the Credit Agreement are variable and based on the Secured Overnight Financing Rate.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At December 31, 2023, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.7 billion at December 31, 2023, and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2023, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Federal Reserve’s discount window at December 31, 2023. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $24.1 billion at December 31, 2023. At December 31, 2023, there was $26.5 billion in client money market and FDIC-insured product balances.

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

On August 1, 2023, the Company acquired Sierra Pacific Securities, LLC, an algorithmic trading-focused, fixed income market-making firm. Consideration for this acquisition consisted of cash from operations.

The Company’s Board of Directors approved a 17% increase in the quarterly dividend to $0.42 per common share starting in the first quarter of 2024.

During the year ended December 31, 2023, we repurchased $441.3 million, or 7.2 million shares, at an average price of $61.50 per share.

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

The following table summarizes the activity related to our company’s note receivable from January 1, 2022 to December 31, 2023 (in thousands):

	2023	2022
Beginning balance – January 1	$654,112	$653,955
Notes issued – organic growth	170,367	132,653
Amortization	(145,227)	(132,012)
Other	4,234	(484)
Ending balance – December 31	$683,486	$654,112

We have paid $170.4 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2023. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2024, 2025, 2026, 2027, 2028, and thereafter, is $158.6 million, $115.0 million, $104.4 million, $84.8 million, $71.4 million, and $149.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to two years.

At December 31, 2023, the total number of restricted stock units, Performance-based Restricted Stock Units (“PRSUs”), and restricted stock awards outstanding was 15.5 million, of which 13.5 million were unvested. At December 31, 2023, there was approximately $708.8 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.5 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the years ended December 31, 2024, 2025, 2026, 2027, 2028, and thereafter, is $224.4 million, $186.8 million, $145.6 million, $85.8 million, $35.8 million, and $30.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

Net Capital Requirements – We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse effect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiaries, Stifel Bank & Trust, Stifel Bank, Stifel Trust Company, N.A., and Stifel Trust Company Delaware, N.A., are also subject to various regulatory capital requirements administered by the federal banking agencies. Our broker-dealer subsidiaries and our bank subsidiaries have consistently operated in excess of their capital adequacy requirements. Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of CIRO.

At December 31, 2023, Stifel had net capital of $457.9 million, which was 41.5% of aggregate debit items and $435.9 million in excess of its minimum required net capital. At December 31, 2023, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2023, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2023, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At December 31, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration, and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Topic 450 (“Topic 450”), “Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of the amount to accrue requires us to use significant judgment, and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See “Item 3 – Legal Proceedings” of this Form 10-K for information on our legal, regulatory, and arbitration proceedings.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2023, of $10.8 million and anticipate cumulative future cash savings of $93.1 million as of result of the tax amortization of goodwill.

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

We test goodwill for impairment on an annual basis as of October 1 and on an interim basis when certain events or circumstances exist. Evaluating goodwill for impairment requires management to make significant judgments, including, in part, the use of unobservable inputs that are subject to uncertainty. Goodwill impairment tests are performed at the reporting unit level, which is generally at the level of or one level below our business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill.

For both the annual and interim tests, we have the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case the quantitative test would be performed.

When performing a quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the goodwill impairment loss is equal to the excess of the carrying value over the fair value, limited by the carrying amount of goodwill allocated to that reporting unit.

The carrying value of each reporting unit is determined based on the capital allocated to the reporting unit. The estimated fair value of the reporting units is derived based on valuation techniques we believe market participants would use for each of the reporting units. The estimated fair value is generally determined by utilizing a discounted cash flow methodology. In certain instances, we may also utilize methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies.

The discounted cash flow methodology uses projected future cash flows based on the reporting units’ earnings forecast. The discount rate used represents an estimate of the cost of capital for that reporting unit.

At each annual goodwill impairment testing date, each of our reporting units with goodwill had a fair value that was in excess of its carrying value.

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

Dilution

As of December 31, 2023, there were 15,527,544 outstanding restricted stock units, PRSUs, and restricted stock awards. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to two years. Of the outstanding restricted stock units, PRSUs, and restricted stock awards, 1,998,583 shares are currently vested and 13,528,961 are unvested. Assuming vesting requirements are met, the Company anticipates that 4,074,099 shares under these awards will be distributed in 2024, 2,662,970 will vest in 2025, 2,236,213 will vest in 2026, and the balance of 4,555,679 will be distributed thereafter.

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

We have adopted policies and procedures concerning Enterprise Risk Management. The Risk Management Committee of the Board of Directors, in exercising its oversight of management’s activities, conducts periodic reviews and discussions with management regarding the guidelines and policies governing the processes by which risk assessment and risk management are handled.

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

Value-at-Risk (“VaR”) is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. It provides a common risk measure across financial instruments, markets, and asset classes. We estimate VaR using a model that assumes historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusually volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates. We monitor, on a daily basis, the VaR in our trading portfolios using a ten-day horizon and a five-year look-back period measured at a 99% confidence level.

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2023, and the daily VaR at December 31, 2023 and 2022 (in thousands):

	December 31, 2023			VaR Calculation at December 31,
	High	Low	Daily Average	2023	2022
Daily VaR	$11,953	$3,612	$7,572	$6,464	$6,293

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

The following table illustrates the estimated change in net interest income at December 31, 2023, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	4.0%
+100	2.0
0	—
-100	(1.7)
-200	(4.1)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2023 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$11,886,841	$419,349	$4,012,262	$3,816,443
Securities	6,126,689	102,375	665,489	750,107
Interest-bearing cash	2,018,547	—	—	—
	$20,032,077	$521,724	$4,677,751	$4,566,550
Interest-bearing liabilities:
Transaction accounts and savings	$27,136,708	$—	$—	$—
Certificates of deposit	—	—	5	—
	$27,136,708	$—	$5	$—
GAP	(7,104,631)	521,724	4,677,746	4,566,550
Cumulative GAP	$(7,104,631)	$(6,582,907)	$(1,905,161)	$2,661,389

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.6 billion and the fair value of the collateral that had been sold or repledged was $417.6 million.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See “Item 1A – Risk Factors” of this Form 10-K for a discussion of certain cyber security risks).

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

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 3 – Legal Proceedings” of this Form 10-K for further discussion of our legal proceedings. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiaries are subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the FCA in the United Kingdom. Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the CIRO. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. When acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

Description of the Matter

The Company’s loans held for investment portfolio totaled $19.4 billion as of December 31, 2023 and the associated allowance for credit losses (ACL) was $161.6 million, which includes the allowance for loan losses of $128.3 million and the reserve for unfunded lending commitments of $33.3 million. The loans held for investment portfolio and associated ACL is comprised of commercial loans (as defined as commercial and industrial, commercial real estate, fund banking, and construction and land) and consumer loans (as defined as residential real estate, securities-based loans, home equity lines of credit and other). As discussed above and in Notes 2 and 8 to the consolidated financial statements, the ACL is calculated using: quantitative methods that rely on a variety of factors such as historical loss experience derived from proxy data, the current credit quality of the portfolio and incorporating forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the asset and qualitative reserves for factors that are not adequately reflected in the quantitative models. Management considers various factors, as well as uncertainty inherent in the quantitative models, when assessing its qualitative reserves, including, but not limited to: model imprecision, imprecision in the macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts.

How We Addressed the Matter in Our Audit

Auditing management’s estimate of the commercial qualitative allowance reserve involves a high degree of subjectivity. Management’s considerations of the inherent uncertainty in the quantitative model due to model imprecision and imprecision in the macroeconomic scenario forecasts and resulting qualitative adjustments, are highly judgmental and could have a significant effect on the ACL.

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

Stamford, Connecticut

February 16, 2024

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,361,801	$2,199,985
Cash segregated for regulatory purposes	162,048	29,017
Receivables:
Brokerage clients, net	841,507	924,385
Brokers, dealers, and clearing organizations	414,144	418,091
Securities purchased under agreements to resell	349,849	348,162
Financial instruments owned, at fair value	918,741	731,752
Available-for-sale securities, at fair value	1,551,686	1,636,041
Held-to-maturity securities, at amortized cost	5,888,798	5,990,451
Loans:
Held for investment, net	19,305,805	20,465,092
Held for sale, at lower of cost or market	423,999	156,912
Investments, at fair value	91,105	99,376
Fixed assets, net	191,528	200,043
Operating lease right-of-use assets, net	778,216	775,949
Goodwill	1,388,243	1,326,548
Intangible assets, net	133,279	130,589
Loans and advances to financial advisors and other employees, net	683,486	654,112
Deferred tax assets, net	121,522	159,207
Other assets	1,121,703	950,412
Total assets	$37,727,460	$37,196,124
Liabilities
Payables:
Brokerage clients	$734,821	$770,336
Brokers, dealers, and clearing organizations	231,736	94,954
Drafts	117,688	102,212
Securities sold under agreements to repurchase	417,644	212,011
Bank deposits	27,334,579	27,117,111
Financial instruments sold, but not yet purchased, at fair value	497,741	454,817
Accrued compensation	585,612	677,376
Accounts payable and accrued expenses	1,337,579	1,264,282
Senior notes, net	1,115,629	1,114,554
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	32,433,029	31,867,653
Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock − $0.15 par value; authorized 194,000,000 shares; issued 111,662,321 and 111,662,034 shares, respectively	16,749	16,749
Additional paid-in-capital	1,905,097	1,928,069
Retained earnings	3,398,610	3,169,095
Accumulated other comprehensive loss	(74,326)	(117,960)
Treasury stock, at cost, 10,600,793 and 6,314,033 shares, respectively	(636,699)	(352,482)
Total equity	5,294,431	5,328,471
Total liabilities and equity	$37,727,460	$37,196,124

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenues:
Commissions	$673,597	$710,589	$809,500
Principal transactions	490,440	529,033	581,164
Investment banking	731,255	971,485	1,565,381
Asset management	1,299,496	1,262,919	1,206,516
Interest	1,955,745	1,099,115	548,400
Other income	8,747	19,685	72,125
Total revenues	5,159,280	4,592,826	4,783,086
Interest expense	810,336	201,387	45,998
Net revenues	4,348,944	4,391,439	4,737,088
Non-interest expenses:
Compensation and benefits	2,554,581	2,586,232	2,820,301
Occupancy and equipment rental	339,322	313,247	290,243
Communications and office supplies	184,652	175,135	165,490
Commissions and floor brokerage	58,344	57,752	59,681
Provision for credit losses	24,999	33,506	(11,502)
Other operating expenses	480,354	340,451	345,794
Total non-interest expenses	3,642,252	3,506,323	3,670,007
Income before income tax expense	706,692	885,116	1,067,081
Provision for income taxes	184,156	222,961	242,223
Net income	522,536	662,155	824,858
Preferred dividends	37,281	37,281	35,587
Net income available to common shareholders	$485,255	$624,874	$789,271

Earnings per common share:
Basic	$4.55	$5.74	$7.34
Diluted	$4.28	$5.32	$6.66

Cash dividends declared per common share	$1.44	$1.20	$0.60

Weighted-average number of common shares outstanding:
Basic	106,661	108,848	107,536
Diluted	113,453	117,540	118,530

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$522,536	$662,155	$824,858
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2)	38,180	(177,731)	(19,385)
Foreign currency translation adjustment, net of tax (3)	5,454	55,053	(3,536)
Total other comprehensive income/(loss), net of tax	43,634	(122,678)	(22,921)
Comprehensive income	$566,170	$539,477	$801,937
(1)
Net of a tax expense of $15.4 million, tax benefit of $41.3 million, and tax benefit of $6.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)
Net of reclassifications to earnings of realized losses of $5.6 million for the year ended December 31, 2023. There were no reclassifications to earnings for the years ended December 31, 2022 and 2021.
(3)
During the year ended December 31, 2022, we closed our derivative instruments used to hedge the foreign exchange risk related to our equity investment in non-U.S. Dollar functional currency foreign subsidiaries, primarily the British Pound and Euro. The net gain recorded on these hedges was $75.0 million, which included $23.3 million in tax expense.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$685,000	$685,000	$535,000
Issuance of preferred stock	—	—	300,000
Redemption of preferred stock	—	—	(150,000)
Balance, end of year	685,000	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of year	16,749	16,749	16,749
Issuance of common stock	—	—	—
Balance, end of year	16,749	16,749	16,749
Additional paid-in-capital:
Balance, beginning of year	1,928,069	1,922,382	1,888,982
Unit amortization, net of forfeitures	149,088	150,408	127,458
Distributions under employee plans	(172,154)	(144,658)	(120,158)
Issuance of preferred stock	—	—	(9,112)
Common stock issued for acquisitions	—	—	35,186
Other	94	(63)	26
Balance, end of year	1,905,097	1,928,069	1,922,382
Retained earnings:
Balance, beginning of year	3,169,095	2,757,208	2,078,135
Net income	522,536	662,155	824,858
Dividends declared:
Common	(172,985)	(148,694)	(74,437)
Preferred	(37,281)	(37,281)	(35,587)
Distributions under employee plans	(83,135)	(65,415)	(35,233)
Other	380	1,122	(528)
Balance, end of year	3,398,610	3,169,095	2,757,208
Accumulated other comprehensive income/(loss):
Balance, beginning of year	(117,960)	4,718	27,639
Unrealized gains/(losses) on securities, net of tax	38,180	(177,731)	(19,385)
Foreign currency translation adjustment, net of tax	5,454	55,053	(3,536)
Balance, end of year	(74,326)	(117,960)	4,718
Treasury stock, at cost:
Balance, beginning of year	(352,482)	(351,098)	(307,739)
Distributions under employee plans	159,659	104,447	74,568
Common stock issued for acquisitions	—	—	54,814
Common stock repurchased	(443,876)	(105,831)	(172,741)
Balance, end of year	(636,699)	(352,482)	(351,098)
Total Shareholders’ Equity	$5,294,431	$5,328,471	$5,034,959

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$522,536	$662,155	$824,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,533	50,615	45,574
Amortization of loans and advances to financial advisors and other employees	145,227	132,012	114,690
Amortization of premium on investment portfolio	9,871	12,156	17,042
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	24,999	33,506	(11,502)
Amortization of intangible assets	20,929	19,595	18,188
Deferred income taxes	15,968	12,693	32,104
Stock-based compensation	140,263	135,505	119,384
Unrealized (gains)/losses on investments	(460)	11,892	2,999
Other, net	2,572	8,852	26,222
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	82,878	228,492	(214,033)
Brokers, dealers, and clearing organizations	5,341	156,165	(8,496)
Securities purchased under agreements to resell	(1,687)	231,704	(266,801)
Financial instruments owned, including those pledged	(131,576)	425,252	(271,475)
Loans originated as held for sale	(995,084)	(576,153)	(1,997,561)
Proceeds from loans held for sale	864,996	593,086	2,313,934
Loans and advances to financial advisors and other employees, net	(181,583)	(132,384)	(172,553)
Other assets	(107,859)	(66,020)	(96,700)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(35,515)	(201,588)	(92,015)
Brokers, dealers, and clearing organizations	43,060	(81,661)	6,535
Drafts	15,476	(20,405)	4,880
Financial instruments sold, but not yet purchased	12,582	(301,333)	229,708
Other liabilities and accrued expenses	(14,139)	(176,721)	247,112
Net cash provided by operating activities	$499,328	$1,157,415	$872,094

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$138,216	$330,049	$562,352
Calls and principal paydowns of held-to-maturity securities	101,240	114,741	1,751,313
Sale of fixed assets	—	—	148,375
Sale or maturity of investments	15,694	20,753	19,606
Decrease/(increase) in loans held for investment, net	1,002,320	(3,822,654)	(5,609,314)
Payments for:
Purchase of available-for-sale securities	(19,635)	(103,339)	(813,657)
Purchase of held-to-maturity securities	—	(754,306)	(2,668,221)
Purchase of investments	(29,257)	(15,551)	(23,309)
Purchase of fixed assets	(51,976)	(82,327)	(188,176)
Acquisitions, net of cash received	(111,958)	(11,903)	(144,471)
Net cash provided by/(used in) investing activities	1,044,644	(4,324,537)	(6,965,502)
Cash Flows From Financing Activities:
Increase/(decrease) in securities sold under agreements to repurchase	205,633	(173,517)	135,588
Increase in bank deposits, net	217,468	3,836,763	5,883,851
Increase/(decrease) in securities loaned	67,588	(81,114)	4,095
Tax payments related to shares withheld for stock-based compensation plans	(94,387)	(102,546)	(78,565)
Repurchase of common stock	(443,876)	(105,831)	(172,741)
Cash dividends on preferred stock	(37,281)	(37,281)	(35,587)
Cash dividends paid to common stock and equity-award holders	(162,984)	(133,747)	(66,336)
Payment of contingent consideration	(6,740)	(11,313)	(16,798)
Other financing, net	—	—	140,888
Net cash (used in)/provided by financing activities	(254,579)	3,191,414	5,794,395
Effect of exchange rate changes on cash	5,454	55,053	(3,536)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	1,294,847	79,345	(302,549)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	2,229,002	2,149,657	2,452,206
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$3,523,849	$2,229,002	$2,149,657

Cash and cash equivalents	$3,361,801	$2,199,985	$1,963,326
Cash segregated for regulatory purposes	162,048	29,017	186,331
Total cash, cash equivalents, and cash segregated for regulatory purposes	$3,523,849	$2,229,002	$2,149,657

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$183,815	$217,133	$288,950
Cash paid for interest	$821,741	$220,851	$62,510
Noncash investing and financing activities:
Unit grants, net of forfeitures	$188,641	$194,741	$156,535
Issuance of common stock for acquisitions	$—	$—	$90,000

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2023.

Brokerage Client Receivables, Net

Brokerage client receivables include receivables of our company’s broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. The brokerage client receivables consisting of floating-rate loans collateralized by customer-owned securities are charged interest at rates similar to other such loans made throughout the industry. The receivables are reported at their outstanding principal balance net of allowance for doubtful accounts. When a brokerage client receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources, such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

Effective January 1, 2023, we prospectively adopted the new guidance that eliminated the recognition and measurement of TDRs. Following the adoption of this guidance, we evaluate all loans and receivables restructurings according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan, which reflects the ongoing effort to support our customer and recover our investment in the existing loan.

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

Fixed Assets, Net

Office equipment is depreciated on a straight-line basis over the estimated useful life of the asset of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Buildings and building improvements are amortized on a straight-line basis over the estimated useful life of the asset of three to thirty-nine years. Internally developed software is amortized on a straight-line basis over the estimated useful life of the asset. Depreciation expense is recorded in occupancy and equipment rental in the consolidated statements of operations. Office equipment, leasehold improvements, and internally developed software are stated at cost net of accumulated depreciation and amortization in the consolidated statements of financial condition. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test goodwill for impairment on an annual basis as of October 1 and on an interim basis when certain events or circumstances exist. Evaluating goodwill for impairment requires management to make significant judgments, including, in part, the use of unobservable inputs that are subject to uncertainty. Goodwill impairment tests are performed at the reporting unit level, which is generally at the level of or one level below our business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, we have the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case the quantitative test would be performed.

When performing a quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the goodwill impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount. The carrying value of each reporting unit is determined based on the capital allocated to the reporting unit. The estimated fair value of the reporting units is derived based on valuation techniques we believe market participants would use. The estimated fair values are generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies for goodwill impairment testing. The Company performed impairment testing on October 1, 2023, with no impairment charges resulting from the annual impairment test.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees, management primarily considers our historical collection experience as well as other factors, including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. The aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $26.8 million and $19.8 million at December 31, 2023 and 2022, respectively.

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

Investment Banking

Revenues from investment banking activities consist of revenues earned from underwriting, primarily equity and fixed income securities and loan syndications, and advisory fees, primarily for mergers, acquisitions, and restructurings.

Underwriting revenues are generally recognized on trade date if there is no uncertainty or contingency related to the amount to be paid.

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

Advisory expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue has not been recognized. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred in the relevant non-interest expense line items.

Asset management

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

Interest revenue

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

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives, and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. At December 31, 2023, the right-of-use assets are included in operating lease right-of-use assets, net with the corresponding lease liabilities included in accounts payable and accrued expenses in the consolidated statements of financial condition. See Note 20 for information about operating leases.

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

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance will also require us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The accounting update is effective for annual periods beginning after December 15, 2023 (January 1, 2024 for our company), with early adoption permitted. The adoption of the accounting update is not expected to have a material impact on our consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The accounting update is effective for annual periods beginning after December 15, 2024 (January 1, 2025 for our company), with early adoption permitted. We are currently assessing the updated guidance; however, it is not expected to have a material impact to our consolidated financial statements.

Recently Adopted Accounting Guidance

Financial Instruments – Credit Losses

Effective January 1, 2023, we adopted new accounting guidance on trouble debt restructurings (TDRs) and vintage disclosures. The new guidance eliminates the existing TDR guidance, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

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

NOTE 3 – Acquisitions

Sierra Pacific Securities, LLC

On August 1, 2023, the Company acquired Sierra Pacific Securities, LLC (“Sierra Pacific”), an algorithmic trading-focused, fixed income market-making firm. Consideration for this acquisition consisted of cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $6.6 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of acquired technology and non-compete agreements with an acquisition-date fair value of $18.1 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Sierra Pacific business. Goodwill will not be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Sierra Pacific have been included in our results prospectively from the date of acquisition.

Torreya Partners LLC

On March 1, 2023, the Company acquired Torreya Partners LLC (“Torreya”), an independent M&A and private capital advisory firm that serves the global life sciences industry. Consideration for this acquisition consisted of cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $55.1 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of backlog, customer relationships, and non-compete agreements with an acquisition-date fair value of $5.3 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Torreya business. A majority of goodwill is expected to be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Torreya have been included in our results prospectively from the date of acquisition.

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

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2023 and 2022, included (in thousands):

	December 31,
	2023	2022
Deposits paid for securities borrowed	$215,368	$219,052
Receivable from clearing organizations	178,991	186,800
Securities failed to deliver	19,785	12,239
	$414,144	$418,091

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2023 and 2022, included (in thousands):

	December 31,
	2023	2022
Deposits received from securities loaned	$135,693	$68,105
Securities failed to receive	91,636	12,385
Payable to clearing organizations	4,407	14,464
	$231,736	$94,954

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities, fixed income and equity securities infrequently traded, state and municipal securities, asset-backed securities, and non-agency mortgage-backed securities and sovereign debt securities, included in other in the table below.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2023		December 31, 2022
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$24,261	$14,454	$18,817	$9,853
Money market funds	4,706	—	1,650	—
Mutual funds	3,632	—	4,728	—
Private equity funds	368	1,181	417	1,181
Total	$32,967	$15,635	$25,612	$11,034

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity and fixed income securities listed in active markets, which are reported as Level 1.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, are presented below (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$32,411	$32,411	$—	$—
U.S. government agency securities	106,634	—	106,634	—
Agency mortgage-backed securities	159,903	—	159,903	—
Asset-backed securities	19,604	—	18,106	1,498
Corporate securities:
Fixed income securities	237,671	210	237,461	—
Equity securities	52,520	52,158	362	—
State and municipal securities	223,155	—	223,155	—
Other (1)	86,843	—	3,879	82,964
Total financial instruments owned	918,741	84,779	749,500	84,462
Available-for-sale securities:
U.S. government agency securities	2,219	—	2,219	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	746,170	—	746,170	—
Commercial	66,671	—	66,671	—
Non-agency	261	—	261	—
Corporate fixed income securities	556,161	—	556,161	—
Asset-backed securities	177,853	—	177,853	—
Total available-for-sale securities	1,551,686	—	1,551,686	—
Investments:
Corporate equity securities	22,406	10,313	215	11,878
Auction rate securities	783	—	—	783
Other (2)	39,655	73	115	39,467
Investments in funds and partnerships measured at NAV	28,261
Total investments	91,105	10,386	330	52,128
Cash equivalents measured at NAV	4,706
Derivative contracts (3)	118,668	—	118,668	—
	$2,684,906	$95,165	$2,420,184	$136,590
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Primarily includes private company investments.
(3)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$273,653	$273,653	$—	$—
U.S. government agency securities	4,924	—	4,924	—
Agency mortgage-backed securities	52,664	—	52,664	—
Corporate securities:
Fixed income securities	138,359	—	138,359	—
Equity securities	21,576	21,576	—	—
Other (4)	6,565	—	2,729	3,836
Total financial instruments sold, but not yet purchased	497,741	295,229	198,676	3,836
Derivative contracts (5)	118,651	—	118,651	—
	$616,392	$295,229	$317,327	$3,836
(4)
Includes syndicated loans, state and municipal securities, and asset-backed securities.
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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2022	$2,179	$69,888	$11,878	$14,681	$36,974
Unrealized gains/(losses)	—	(15)	—	2	993
Realized gains/(losses)	1,007	(2,161)	—	(232)	—
Purchases	—	69,881	—	—	1,500
Sales	—	(35,988)	—	—	—
Redemptions	(1,688)	(18,641)	—	(13,668)	—
Net change	(681)	13,076	—	(13,898)	2,493
Balance at December 31, 2023	$1,498	$82,964	$11,878	$783	$39,467

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

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the years ended December 31, 2023 and 2022, relating to Level 3 assets still held at December 31, 2023, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2023 and 2022, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,361,801	$3,361,801	$2,199,985	$2,199,985
Cash segregated for regulatory purposes	162,048	162,048	29,017	29,017
Securities purchased under agreements to resell	349,849	349,849	348,162	348,162
Financial instruments owned	918,741	918,741	731,752	731,752
Available-for-sale securities	1,551,686	1,551,686	1,636,041	1,636,041
Held-to-maturity securities	5,888,798	5,852,176	5,990,451	5,738,418
Bank loans	19,305,805	18,259,923	20,465,092	19,752,043
Loans held for sale	423,999	423,999	156,912	156,912
Investments	91,105	91,105	99,376	99,376
Derivative contracts (1)	118,668	118,668	142,042	142,042
Financial liabilities:
Securities sold under agreements to repurchase	$417,644	$417,644	$212,011	$212,011
Bank deposits	27,334,579	25,326,174	27,117,111	24,274,224
Financial instruments sold, but not yet purchased	497,741	497,741	454,817	454,817
Senior notes	1,115,629	1,041,217	1,114,554	1,016,755
Debentures to Stifel Financial Capital Trusts	60,000	55,507	60,000	53,385
Derivative contracts (2)	118,651	118,651	142,028	142,028
(1)
Included in other assets in the consolidated statements of financial condition.
(2)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$3,357,095	$3,357,095	$—	$—
Cash segregated for regulatory purposes	162,048	162,048	—	—
Securities purchased under agreements to resell	349,849	—	349,849	—
Held-to-maturity securities	5,852,176	—	5,758,130	94,046
Bank loans	18,259,923	—	18,259,923	—
Loans held for sale	423,999	—	423,999	—
Financial liabilities:
Securities sold under agreements to repurchase	$417,644	$—	$417,644	$—
Bank deposits	25,326,174	—	25,326,174	—
Senior notes	1,041,217	1,041,217	—	—
Debentures to Stifel Financial Capital Trusts	55,507	—	—	55,507

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,198,335	$2,198,335	$—	$—
Cash segregated for regulatory purposes	29,017	29,017	—	—
Securities purchased under agreements to resell	348,162	218,515	129,647	—
Held-to-maturity securities	5,738,418	—	5,624,042	114,376
Bank loans	19,752,043	—	19,752,043	—
Loans held for sale	156,912	—	156,912	—
Financial liabilities:
Securities sold under agreements to repurchase	$212,011	$—	$212,011	$—
Bank deposits	24,274,224	—	24,274,224	—
Senior notes	1,016,755	1,016,755	—	—
Debentures to Stifel Financial Capital Trusts	53,385	—	—	53,385

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2023 and 2022.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2023 and 2022 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2023 and 2022 approximate fair value due to the short-term nature.

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
NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Financial instruments owned:
U.S. government securities	$32,411	$38,956
U.S. government agency securities	106,634	73,608
Agency mortgage-backed securities	159,903	172,642
Asset-backed securities	19,604	8,270
Corporate securities:
Fixed income securities	237,671	202,169
Equity securities	52,520	38,129
State and municipal securities	223,155	126,237
Other (1)	86,843	71,741
	$918,741	$731,752
Financial instruments sold, but not yet purchased:
U.S. government securities	$273,653	$254,265
U.S. government agency securities	4,924	3,971
Agency mortgage-backed securities	52,664	44,793
Corporate securities:
Fixed income securities	138,359	134,381
Equity securities	21,576	11,590
Other (2)	6,565	5,817
	$497,741	$454,817
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Includes syndicated loans, state and municipal securities, and asset-backed securities.

At December 31, 2023 and 2022, financial instruments owned in the amount of $303.2 million and $218.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,376	$5	$(162)	$2,219
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	855,456	—	(109,286)	746,170
Commercial	70,326	—	(3,655)	66,671
Non-agency	274	—	(13)	261
Corporate fixed income securities	615,131	—	(58,970)	556,161
Asset-backed securities	181,717	—	(3,864)	177,853
	$1,727,630	$6	$(175,950)	$1,551,686
Held-to-maturity securities (2)
Asset-backed securities	$5,888,798	$6,387	$(43,009)	$5,852,176

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,345	$6	$(203)	$2,148
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	921,676	—	(130,654)	791,022
Commercial	71,462	—	(5,349)	66,113
Non-agency	442	—	(54)	388
Corporate fixed income securities	643,379	18	(77,103)	566,294
Asset-backed securities	221,565	126	(13,966)	207,725
	$1,863,219	$151	$(227,329)	$1,636,041
Held-to-maturity securities (2)
Asset-backed securities	$5,990,451	$3,213	$(255,246)	5,738,418

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 2 – Summary of Significant Accounting Policies. At December 31, 2023, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at December 31, 2023 and 2022, was $95.7 million and $82.3 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

For the year ended December 31, 2023, we received proceeds of $2.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million. For the year ended December 31, 2022, we received proceeds of $80.0 million from the sale of available-for-sale securities, which resulted in a realized gain of $0.1 million. There were no sales of available-for-sale securities during the year ended December 31, 2021.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$105,389	$104,113	$16,047	$15,877
After one year through three years	184,975	174,827	185,012	178,776
After three years through five years	38,462	34,316	123,696	108,707
After five years through ten years	448,931	398,624	442,055	380,362
After ten years	949,873	839,806	1,096,409	952,319
	$1,727,630	$1,551,686	$1,863,219	$1,636,041
Held-to-maturity securities
After five years through ten years	2,754,817	2,740,154	2,413,239	2,323,608
After ten years	3,133,981	3,112,022	3,577,212	3,414,810
	$5,888,798	$5,852,176	$5,990,451	$5,738,418

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2023, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,219	$—	$—	$2,219
State and municipal securities	—	2,351	—	—	2,351
Mortgage-backed securities:
Agency	—	286	92,573	653,311	746,170
Commercial	—	—	—	66,671	66,671
Non-agency	—	—	261	—	261
Corporate fixed income securities	104,113	204,287	247,761	—	556,161
Asset-backed securities	—	—	58,029	119,824	177,853
	$104,113	$209,143	$398,624	$839,806	$1,551,686
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,754,817	$3,133,981	$5,888,798

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2023 and 2022, securities of $746.4 million and $796.2 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2023 and 2022, securities of $1.3 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(162)	$1,775	$(162)	$1,775
Mortgage-backed securities:
Agency	(382)	24,584	(108,904)	721,586	(109,286)	746,170
Commercial	—	—	(3,655)	66,671	(3,655)	66,671
Non-agency	—	—	(13)	261	(13)	261
Corporate fixed income securities	(152)	8,297	(58,818)	547,864	(58,970)	556,161
Asset-backed securities	(1,338)	68,770	(2,526)	109,083	(3,864)	177,853
	$(1,872)	$101,651	$(174,078)	$1,447,240	$(175,950)	$1,548,891

At December 31, 2023, the amortized cost of 281 securities classified as available for sale exceeded their fair value by $176.0 million, of which $174.1 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2023, was $1.5 billion, which was 99.8% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at December 31, 2023 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,145,186	$4,737,237	$5,000	$1,375	$5,888,798

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2023 and 2022 (in thousands, except percentages):

	December 31, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Residential real estate	$8,047,647	41.4%	$7,371,671	35.8%
Fund banking	3,633,126	18.7	4,182,641	20.3
Commercial and industrial	3,566,987	18.3	4,897,176	23.8
Securities-based loans	2,306,455	11.9	2,724,551	13.2
Construction and land	1,034,370	5.3	593,191	2.9
Commercial real estate	660,631	3.4	675,599	3.3
Home equity lines of credit	136,270	0.7	107,136	0.5
Other	55,981	0.3	50,593	0.2
Gross bank loans	19,441,467	100.0%	20,602,558	100.0%
Loans in process	1,108		(3,526)
Unamortized loan fees, net	(8,478)		(22,287)
Allowance for loan losses	(128,292)		(111,653)
Loans held for investment, net	$19,305,805		$20,465,092

At December 31, 2023 and 2022, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $46.0 million and $86.4 million, respectively.

At December 31, 2023 and 2022, we had loans held for sale of $424.0 million and $156.9 million, respectively. For the years ended December 31, 2023 and 2022, we recognized losses, included in other income in the consolidated statements of operations, of $1.2 million and $7.8 million, respectively, from the sale of originated loans, net of fees and costs. For the year ended December 31, 2021, we recognized a gain of $29.8 million, included in other income in the consolidated statements of operations, from the sale of originated loans, net of fees and costs.

At December 31, 2023 and 2022, loans, primarily consisting of residential and commercial real estate loans of $7.4 billion and $7.0 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at December 31, 2023 and 2022, was $94.0 million and $65.7 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31, 2023
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$54,143	$21,881	$(9,100)	$153	$67,077
Commercial real estate	12,897	8,489	—	—	21,386
Residential real estate	20,441	(6,586)	—	—	13,855
Construction and land	8,568	3,249	—	—	11,817
Fund banking	11,711	(1,538)	—	—	10,173
Securities-based loans	3,157	(122)	—	—	3,035
Home equity lines of credit	364	7	—	—	371
Other	372	206	—	—	578
	$111,653	$25,586	$(9,100)	$153	$128,292

	Year Ended December 31, 2022
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$44,661	$13,662	$(4,550)	$370	$54,143
Residential real estate	28,560	(8,119)	—	—	20,441
Commercial real estate	3,934	8,963	—	—	12,897
Fund banking	8,868	2,843	—	—	11,711
Construction and land	8,536	32	—	—	8,568
Securities-based loans	4,006	(813)	(36)	—	3,157
Home equity lines of credit	511	(147)	—	—	364
Other	268	104	—	—	372
	$99,344	$16,525	$(4,586)	$370	$111,653

During the year ended December, 31, 2023, we recorded $25.0 million of net credit loss reserves, including $25.6 million of the reserve for credit losses for funded loans and $2.3 million related to uncollectible broker notes, partially offset by a release of $2.9 million of the allowance for unfunded lending commitments. During the year ended December 31, 2022, we recorded $33.5 million of net credit loss reserves, including $16.5 million of the reserve for credit losses for funded loans and $17.0 million of the reserve for unfunded lending commitments. For more information on our company’s credit loss accounting policies, including the allowance for credit losses, see Note 2 – Summary of Significant Accounting Policies. For more information on the reserve for unfunded lending commitments, see Note 24 – Off-Balance Sheet Credit Risk.

At December 31, 2023, we had $45.5 million of impaired loans, net of discounts, which included $0.1 million in modified loans. The specific allowance on impaired loans at December 31, 2023, was $5.0 million. At December 31, 2022, we had $10.3 million of impaired loans, net of discounts, which included $0.2 million in modified loans. The specific allowance on impaired loans at December 31, 2022, was $6.5 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year ended December 31, 2023 and 2022, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at December 31, 2023 and 2022, by portfolio segment (in thousands):

	December 31, 2023
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$15,312	$3,945	$19,257	$8,028,390	$8,047,647
Fund banking	—	—	—	3,633,126	3,633,126
Commercial and industrial	—	2,022	2,022	3,564,965	3,566,987
Securities-based loans	—	3	3	2,306,452	2,306,455
Construction and land	—	—	—	1,034,370	1,034,370
Commercial real estate	—	—	—	660,631	660,631
Home equity lines of credit	570	87	657	135,613	136,270
Other	45	59	104	55,877	55,981
Total	$15,927	$6,116	$22,043	$19,419,424	$19,441,467

	December 31, 2023 *
	Nonaccrual	Modified	Nonperforming loans with no allowance	Total
Commercial real estate	$39,195	$—	$—	$39,195
Residential real estate	2,945	145	1,000	4,090
Commercial and industrial	—	—	2,022	2,022
Securities-based loans	—	—	3	3
Home equity lines of credit	22	—	65	87
Other	59	—	—	59
Total	$42,221	$145	$3,090	$45,456

*There were no loans past due 90 days and still accruing interest at December 31, 2023.

	December 31, 2022
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$2,445	$688	$3,133	$7,368,538	$7,371,671
Commercial and industrial	—	9,226	9,226	4,887,950	4,897,176
Fund banking	—	—	—	4,182,641	4,182,641
Securities-based loans	—	—	—	2,724,551	2,724,551
Commercial real estate	—	—	—	675,599	675,599
Construction and land	—	—	—	593,191	593,191
Home equity lines of credit	29	182	211	106,925	107,136
Other	36	6	42	50,551	50,593
Total	$2,510	$10,102	$12,612	$20,589,946	$20,602,558

	December 31, 2022 *
	Nonaccrual	Modified	Nonperforming loans with no allowance	Total
Commercial and industrial	$9,226	$—	$—	$9,226
Residential real estate	870	150	—	1,020
Other	6	—	—	6
Total	$10,102	$150	$—	$10,252

*There were no loans past due 90 days and still accruing interest at December 31, 2022.

Credit quality indicators

As of December 31, 2023, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2023 and 2022, 97.0% and 97.5% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Other. Other loans includes consumer and credit card lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,042,246	$1,456	$3,945	$—	$8,047,647
Fund banking	3,633,126	—	—	—	3,633,126
Commercial and industrial	3,294,891	89,302	180,772	2,022	3,566,987
Securities-based loans	2,306,452	—	—	3	2,306,455
Construction and land	963,083	71,287	—	—	1,034,370
Commercial real estate	512,171	49,264	99,196	—	660,631
Home equity lines of credit	135,806	377	87	—	136,270
Other	55,922	—	—	59	55,981
Total	$18,943,697	$211,686	$284,000	$2,084	$19,441,467

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$7,370,717	$266	$—	$688	$7,371,671
Commercial and industrial	4,743,290	87,761	56,899	9,226	4,897,176
Fund banking	4,182,641	—	—	—	4,182,641
Securities-based loans	2,724,548	—	—	3	2,724,551
Commercial real estate	655,599	20,000	—	—	675,599
Construction and land	593,191	—	—	—	593,191
Home equity lines of credit	106,954	—	—	182	107,136
Other	50,587	—	—	6	50,593
Total	$20,427,527	$108,027	$56,899	$10,105	$20,602,558

	Term Loans Amortized Cost Basis by Origination Year – December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$1,216,823	$2,638,262	$2,313,511	$916,443	$414,142	$543,065	$—	$8,042,246
Special Mention	—	1,192	—	—	—	264	—	1,456
Substandard	—	2,603	—	—	—	1,342	—	3,945
Doubtful	—	—	—	—	—	—	—	—
	$1,216,823	$2,642,057	$2,313,511	$916,443	$414,142	$544,671	$—	$8,047,647
Commercial and industrial:
Pass	$633,616	$979,509	$758,901	$124,717	$139,886	$79,285	$578,977	$3,294,891
Special Mention	6,606	33,914	—	18,249	—	—	30,533	89,302
Substandard	—	36,442	81,653	—	3,729	—	58,948	180,772
Doubtful	—	—	—	432	—	1,590	—	2,022
	$640,222	$1,049,865	$840,554	$143,398	$143,615	$80,875	$668,458	$3,566,987
Fund banking:
Pass	$14,817	$55,338	$—	$534	$—	$—	$3,562,437	$3,633,126
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$14,817	$55,338	$—	$534	$—	$—	$3,562,437	$3,633,126
Securities-based loans:
Pass	$15,347	$23,511	$2,123	$47,394	$27,278	$9,294	$2,181,505	$2,306,452
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	3	3
	$15,347	$23,511	$2,123	$47,394	$27,278	$9,294	$2,181,508	$2,306,455
Commercial real estate:
Pass	$31,542	$315,818	$64,380	$30,925	$2,770	$66,736	$—	$512,171
Special Mention	—	31,371	—	—	17,893	—	—	49,264
Substandard	—	60,000	39,196	—	—	—	—	99,196
Doubtful	—	—	—	—	—	—	—	—
	$31,542	$407,189	$103,576	$30,925	$20,663	$66,736	$—	$660,631
Construction and land:
Pass	$73,332	$488,202	$210,183	$178,054	$13,312	$—	$—	$963,083
Special Mention	—	—	—	—	71,287	—	—	71,287
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$73,332	$488,202	$210,183	$178,054	$84,599	$—	$—	$1,034,370
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$135,806	$135,806
Special Mention	—	—	—	—	—	—	377	377
Substandard	—	—	—	—	—	—	87	87
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$136,270	$136,270
Other:
Pass	$8,410	$9,991	$—	$10,000	$—	$20,097	$7,424	$55,922
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	59	59
	$8,410	$9,991	$—	$10,000	$—	$20,097	$7,483	$55,981

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Office equipment	$356,707	$341,641
Leasehold improvements	141,585	129,279
Internally developed software	85,993	67,250
Building	80,771	73,549
Aircraft engine operating leases	2,370	8,612
	667,426	620,331
Accumulated depreciation and amortization	(475,898)	(420,288)
	$191,528	$200,043

For the years ended December 31, 2023, 2022, and 2021, depreciation and amortization totaled $60.5 million, $50.6 million, and $45.6 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2022	Adjustments	Write-off	December 31, 2023
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	991,539	61,695	—	1,053,234
	$1,326,548	$61,695	$—	$1,388,243

	December 31, 2022	Adjustments	Amortization	December 31, 2023
Intangible assets
Global Wealth Management	$33,499	$—	$(4,812)	$28,687
Institutional Group	97,090	23,619	(16,117)	104,592
	$130,589	$23,619	$(20,929)	$133,279

The adjustments to goodwill and intangible assets included in our Institutional Group segment during the year ended December 31, 2023, are primarily attributable to the acquisitions of Torreya on March 1, 2023, and Sierra Pacific on August 1, 2023.

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

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$227,486	$122,971	$225,631	$109,216
Trade names	30,359	22,366	30,359	20,861
Acquired technology	18,314	3,447	840	840
Non-compete agreements	10,700	8,421	9,440	7,158
Investment banking backlog	8,913	5,758	5,545	4,377
Core deposits	8,615	8,145	8,615	7,389
	$304,387	$171,108	$280,430	$149,841

Amortization expense related to intangible assets was $20.9 million, $19.6 million, and $18.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at December 31, 2023, are: customer relationships, 9.6 years; trade names, 7.1 years; non-compete agreements, 4.4 years; acquired technology, 2.6 years; core deposits, 1.2 years; and investment banking backlog, 4.7 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2024	$22,917
2025	20,952
2026	16,885
2027	13,188
2028	12,230
Thereafter	44,989
$131,161

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

Our uncommitted secured lines of credit at December 31, 2023, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $240.0 million during the year ended December 31, 2023. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2023, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rate on these advances during the year ended December 31, 2023, was 4.99%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2023, there were no Federal Home Loan advances.

On September 27, 2023, the Company and Stifel (the “Borrowers”) entered into an unsecured credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the “Credit Agreement”). Concurrently with, and conditional upon, the effectiveness of the Credit Agreement, all of the commitments under the Borrowers’ existing $500.0 million unsecured revolving credit facility agreement were terminated.

The Credit Agreement has a maturity date of September 27, 2028, and provides for a committed unsecured borrowing facility for maximum aggregate borrowings of up to $750.0 million, depending on the amount of outstanding borrowings of the Borrowers from time to time during the duration of the Credit Agreement. The interest rates on borrowings under the Credit Agreement are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of December 31, 2023.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(9,371)	(10,446)
Senior notes, net	$1,115,629	$1,114,554

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2024	$500,000
2025	—
2026	—
2027	—
2028	—
Thereafter	625,000
$1,125,000

NOTE 13 – Bank Deposits

Deposits consist of interest-bearing-demand deposits (primarily money market and savings accounts), non-interest-bearing demand deposits, and certificates of deposit. Deposits at December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022
Demand deposits (interest-bearing)	$27,111,072	$26,805,073
Demand deposits (non-interest-bearing)	223,505	305,138
Certificates of deposit	2	6,900
	$27,334,579	$27,117,111

The weighted-average interest rate on deposits was 2.66% and 0.58% at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates, were $9.0 million and $9.8 million, respectively. Brokerage customers’ deposits were $24.1 billion and $25.3 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$118,668	$118,651	$1,994,919

	December 31, 2022
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$142,042	$142,028	$1,395,135

The scheduled maturities of our derivative instruments as of December 31, 2023, are as follows (in thousands):

Within one year	$59,925
One to three years	694,176
Three to five years	383,215
Five to ten years	747,395
Ten to fifteen years	91,136
Fifteen years and thereafter	19,072
$1,994,919

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Swaps	$1,824,919	$1,375,135
Written options	170,000	20,000
	$1,994,919	$1,395,135

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	5,000
	$60,000	$60,000
(1)
On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed early by our company, and in turn, the Trust II would call the debenture. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published, plus 1.70% per annum. During 2016, we extinguished $15.0 million of the Trust II debentures.
(2)
On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed early by our company, and in turn, Trust III would call the debenture. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published, plus 1.85% per annum.
(3)
On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed early by our company, and in turn, Trust IV would call the debenture. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published, plus 1.85% per annum.

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$215,368	$349,849	$118,668	$683,885
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	215,368	349,849	118,668	683,885
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(23,691)	(23,441)	(14,556)	(61,688)
Available collateral	(184,689)	(325,627)	(82,607)	(592,923)
Net amount	$6,988	$781	$21,505	$29,274

	As of December 31, 2022
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$219,052	$348,162	$142,042	$709,256
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	219,052	348,162	142,042	709,256
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(46,647)	(12,028)	(1,959)	(60,634)
Available collateral	(160,139)	(334,537)	(55,568)	(550,244)
Net amount	$12,266	$1,597	$84,515	$98,378
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $350.2 million and $346.5 million at December 31, 2023 and 2022, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $84.1 million and $50.0 million at December 31, 2023 and 2022, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(135,693)	$(417,644)	$(118,651)	$(671,988)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(135,693)	(417,644)	(118,651)	(671,988)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	23,691	23,441	14,556	61,688
Collateral pledged	111,981	394,203	22,661	528,845
Net amount	$(21)	$—	$(81,434)	$(81,455)

	As of December 31, 2022
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(68,105)	$(212,011)	$(142,028)	$(422,144)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(68,105)	(212,011)	(142,028)	(422,144)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	46,647	12,028	1,959	60,634
Collateral pledged	21,448	199,983	25,850	247,281
Net amount	$(10)	$—	$(114,219)	$(114,229)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $425.9 million and $218.3 million at December 31, 2023 and 2022, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $19.1 million and $24.1 million at December 31, 2023 and 2022, respectively.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2023, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of December 31, 2023, the fair value of the TBA securities and the estimated fair value of the purchase commitments was $52.7 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2023 and 2022, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

We have accrued for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matter described below, the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a liability has not been established and for which we believe a loss is reasonably possible, as well as for matters where an accrual has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

SEC and CFTC Investigation of Communications Recordkeeping

The Company has been contacted by each of the SEC and the CFTC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The SEC and the CFTC have provided the Company with settlement offers, and the Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that any settlements will be achieved or the ultimate resolution of these matters.

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

At December 31, 2023, Stifel had net capital of $457.9 million, which was 41.5% of aggregate debit items and $435.9 million in excess of its minimum required net capital. At December 31, 2023, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2023, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At December 31, 2023, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of December 31, 2023, are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,230,965	14.2%	$1,023,670	4.5%	$1,478,634	6.5%
Tier 1 capital	3,915,965	17.2%	1,364,893	6.0%	1,819,857	8.0%
Total capital	4,129,814	18.2%	1,819,857	8.0%	2,274,822	10.0%
Tier 1 leverage	3,915,965	10.5%	1,498,042	4.0%	1,872,552	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,344,589	11.8%	$511,437	4.5%	$738,743	6.5%
Tier 1 capital	1,344,589	11.8%	681,916	6.0%	909,222	8.0%
Total capital	1,464,939	12.9%	909,222	8.0%	1,136,527	10.0%
Tier 1 leverage	1,344,589	7.3%	740,724	4.0%	925,905	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$788,811	11.9%	$298,030	4.5%	$430,488	6.5%
Tier 1 capital	788,811	11.9%	397,374	6.0%	529,831	8.0%
Total capital	827,822	12.5%	529,831	8.0%	662,289	10.0%
Tier 1 leverage	788,811	7.2%	440,792	4.0%	550,990	5.0%

NOTE 20 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 12 years. At December 31, 2023 and 2022, operating lease right-of-use assets were $778.2 million and $775.9 million, respectively, and lease liabilities were $825.5 million and $819.7 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The table below summarizes our net lease cost for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$107,281	$107,963
Short-term lease cost	2,164	1,385
Variable lease cost	28,623	23,106
Sublease income	(1,111)	(2,303)
Net lease cost	$136,957	$130,151

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the year ended December 31, 2023 (in thousands):

Operating lease cash flows	$111,295
Right-of-use assets obtained in exchange for new operating lease liabilities	$91,925
Weighted average remaining lease term (years)	12.6
Weighted average discount rate	5.03%

The weighted-average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of December 31, 2023, (in thousands, except percentages):

2024	$105,502
2025	99,994
2026	100,545
2027	100,148
2028	97,335
Thereafter	651,330
Total undiscounted lease payments	1,154,854
Imputed interest	(329,325)
Total operating lease liabilities	$825,529

NOTE 21 – Revenues From Contracts With Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues from contracts with customers:
Commissions	$673,597	$710,589
Investment banking	731,255	971,485
Asset management	1,299,496	1,262,919
Other	5,281	5,834
Total revenue from contracts with customers	2,709,629	2,950,827
Other sources of revenue:
Interest	1,955,745	1,099,115
Principal transactions	490,440	529,033
Other	3,466	13,851
Total revenues	$5,159,280	$4,592,826

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$444,949	$228,648	$—	$673,597
Capital raising	16,680	248,987	—	265,667
Advisory	—	465,588	—	465,588
Investment banking	16,680	714,575	—	731,255
Asset management	1,299,361	135	—	1,299,496
Other	5,079	17	185	5,281
Total	1,766,069	943,375	185	2,709,629
Primary Geographic Region:
United States	1,766,069	741,283	185	2,507,537
United Kingdom	—	107,631	—	107,631
Canada	—	42,263	—	42,263
Other	—	52,198	—	52,198
	$1,766,069	$943,375	$185	$2,709,629

	Year Ended December 31, 2022
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$473,638	$236,951	$—	$710,589
Capital raising	19,515	237,347	—	256,862
Advisory	—	714,623	—	714,623
Investment banking	19,515	951,970	—	971,485
Asset management	1,262,841	78	—	1,262,919
Other	5,569	—	265	5,834
Total	1,761,563	1,188,999	265	2,950,827
Primary Geographic Region:
United States	1,761,563	970,960	265	2,732,788
United Kingdom	—	148,690	—	148,690
Canada	—	33,718	—	33,718
Other	—	35,631	—	35,631
	$1,761,563	$1,188,999	$265	$2,950,827

See Note 26 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2023. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2023.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $136.9 million and $141.2 million at December 31, 2023 and December 31, 2022, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2023.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2023 and December 31, 2022, was $18.5 million and $12.8 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 22 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans held for investment, net	$1,253,008	$752,273	$378,086
Investment securities	467,199	247,755	129,858
Interest-bearing cash and federal funds sold	123,363	29,996	3,794
Margin balances	61,138	43,751	25,780
Financial instruments owned	16,726	20,545	15,041
Other	34,311	4,795	(4,159)
	$1,955,745	$1,099,115	$548,400
Interest expense:
Bank deposits	$724,857	$146,636	$4,510
Senior notes	50,025	44,424	47,500
Other	35,454	10,327	(6,012)
	$810,336	$201,387	$45,998

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 5.2 million shares at December 31, 2023.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $137.6 million, $135.2 million, and $120.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, the tax benefit associated with the stock-based compensation expense was $27.8 million, $30.8 million, and $26.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. The excess tax benefit related to stock-based compensation that vested during the year was $36.9 million, $23.8 million, and $38.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $105.8 million, $91.6 million, and $64.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At December 31, 2023, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 15.5 million, of which 13.5 million were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2023, is presented below (in thousands, except weighted-average fair value):

		Weighted-average grant date fair value
Unvested December 31, 2022	14,845	$46.83
Granted	3,101	62.14
Vested	(4,017)	40.49
Cancelled	(400)	50.38
Unvested December 31, 2023	13,529	$52.12

At December 31, 2023, there was approximately $708.8 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2023, was $162.7 million.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $17.6 million, $15.8 million, and $15.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2023 and 2022, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.6 billion and $1.8 billion, respectively, and the fair value of the collateral that had been sold or repledged was $417.6 million and $212.0 million, respectively.

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

At December 31, 2023 and 2022, Stifel Bancorp had outstanding commitments to originate loans aggregating $103.6 million and $164.6 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2023, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2023 and 2022, Stifel Bancorp had outstanding letters of credit totaling $37.1 million and $22.9 million, respectively. A majority of the standby letters of credit commitments at December 31, 2023, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2023 and 2022, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $6.3 billion and $6.1 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At December 31, 2023 and 2022, the expected credit losses for unfunded lending commitments was $33.3 million and $36.2 million, respectively.

NOTE 25 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$127,771	$159,383	$167,258
State	39,361	49,956	39,911
Foreign	1,056	929	2,950
	168,188	210,268	210,119
Deferred taxes:
Federal	9,067	8,752	19,747
State	2,917	4,203	5,640
Foreign	3,984	(262)	6,717
	15,968	12,693	32,104
Provision for income taxes	$184,156	$222,961	$242,223

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Statutory rate	$148,405	$185,874	$224,087
State income taxes, net of federal income tax	34,012	42,813	37,169
Non-deductible business expenses	25,177	10,944	9,732
Change in valuation allowance	21,931	9,802	2,248
Foreign tax rate difference	(2,471)	(2,846)	125
Federal tax credits	(7,002)	(2,793)	(2,126)
Excess tax benefit from stock-based compensation	(31,109)	(19,418)	(32,004)
Other, net	(4,787)	(1,415)	2,992
	$184,156	$222,961	$242,223

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Lease liabilities	$205,487	$206,091
Deferred compensation	82,593	81,457
Receivable reserves	52,342	47,308
Unrealized loss on investments	51,549	62,318
Net operating loss carryforwards	45,879	28,997
Accrued expenses	15,457	25,833
Total deferred tax assets	453,307	452,004
Valuation allowance	(46,843)	(24,779)
	406,464	427,225
Deferred tax liabilities:
Lease right-of-use assets	(195,962)	(199,085)
Goodwill and other intangibles	(72,927)	(61,225)
Prepaid expenses	(6,966)	(4,427)
Depreciation	(3,620)	(1,180)
Other	(5,467)	(2,101)
	(284,942)	(268,018)
Net deferred tax asset	$121,522	$159,207

Our net deferred tax asset at December 31, 2023, includes net operating loss carryforwards of $134.0 million that expire between 2024 and 2043. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $22.1 million. We believe the realization of the remaining net deferred tax asset of $121.5 million is more likely than not based on the ability to carry back certain tax attributes against prior year taxable income for tax years before 2023 and to carry forward net operating losses indefinitely after 2023, and expectations of future taxable income, which is supported by a history of cumulative income.

The current tax payable, included in accounts payable and accrued expenses, is $6.1 million and $9.1 million as of December 31, 2023 and 2022, respectively. The current tax receivable, included in other assets, is $38.9 million and $28.1 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2023 and 2022, we had $5.4 million and $5.3 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2023 and 2022, we had accrued interest and penalties of $0.4 million and $0.3 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2021 to December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$5,271	$4,924	$3,962
Increase related to prior year tax positions	112	195	2,719
Decrease related to prior year tax positions	(63)	(635)	(119)
Increase related to current year tax positions	1,083	978	745
Decrease related to settlements with taxing authorities	—	—	(2,370)
Decrease related to lapsing of statute of limitations	(973)	(191)	(13)
Ending balance	$5,430	$5,271	$4,924

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2020. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2015.

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

Information concerning operations in these segments of business for the years ended December 31, 2023, 2022, and 2021, is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net revenues: (1)
Global Wealth Management	$3,049,962	$2,825,866	$2,598,837
Institutional Group	1,226,317	1,536,017	2,152,439
Other	72,665	29,556	(14,188)
	$4,348,944	$4,391,439	$4,737,088
Income/(loss) before income taxes:
Global Wealth Management	$1,215,822	$1,067,571	$914,953
Institutional Group	2,100	254,132	558,937
Other	(511,230)	(436,587)	(406,809)
	$706,692	$885,116	$1,067,081

(1) No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2023, 2022, and 2021.

The following table presents our company’s total assets on a segment basis at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Global Wealth Management	$32,773,613	$32,449,466
Institutional Group	4,564,058	4,285,212
Other	389,789	461,446
	$37,727,460	$37,196,124

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2023, 2022, and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$4,095,476	$4,125,563	$4,332,743
United Kingdom	152,125	192,985	239,559
Canada	40,034	29,268	109,285
Other	61,309	43,623	55,501
	$4,348,944	$4,391,439	$4,737,088

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income	$522,536	$662,155	$824,858
Preferred dividends	37,281	37,281	35,587
Net income available to common shareholders	$485,255	$624,874	$789,271
Shares for basic and diluted calculation:
Average shares used in basic computation	106,661	108,848	107,536
Dilutive effect of stock options and units (1)	6,792	8,692	10,994
Average shares used in diluted computation	113,453	117,540	118,530
Earnings per common share:
Basic	$4.55	$5.74	$7.34
Diluted	$4.28	$5.32	$6.66

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the years ended December 31, 2023, 2022, and 2021, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2023, we declared and paid cash dividends of $1.44 per common share. During the year ended December 31, 2022, we declared and paid cash dividends of $1.20 per common share. During the year ended December 31, 2021, we declared and paid cash dividends of $0.60 per common share.

NOTE 28 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2023, the maximum number of shares that may yet be purchased under this plan was 11.8 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2023, we repurchased $441.3 million or 7.2 million shares using existing Board authorizations at an average price of $61.50 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2022, we repurchased $105.8 million or 1.8 million shares using existing Board authorizations at an average price of $60.24 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the years ended December 31, 2023 and 2022, we issued 2.9 million and 2.6 million shares, respectively, of common stock from treasury primarily as a result of vesting and exercise transactions under our incentive stock award plans.

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

The following tables present the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	December 31, 2023
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$456,286	$277,924	$40,088
Partnership Interests	341,980	678	—
	$798,266	$278,602	$40,088

	December 31, 2022
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$388,408	$296,375	$14,776
Partnership Interests	402,703	1,180	—
	$791,111	$297,555	$14,776

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control  Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2023, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes, and our report dated February 16, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 16, 2024

ITEM 9B. OTHER INFORMATION

On October 30, 2023, Victor Nesi, President and Director of Institutional Group, entered into trading plans to sell an aggregate of 36,000 shares held indirectly through trusts (the “Nesi Sales Plans”), with sales commencing on January 31, 2024, and terminating on the earliest to occur of (i) the close of business on January 29, 2025; (ii) the date on which the total shares subject to the Nesi Sales Plans have been sold; and (iii) the date the Nesi Sales Plans are terminated in connection with certain extraordinary transactions as specified by the terms of the Nesi Sales Plans. The Nesi Sales Plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934, as amended, and the Company’s policies regarding insider transactions.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in “Item 1 – Business – Executive Officers” of this Form 10-K. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2024 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2023, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	15,479,476	$50.41	5,204,835
Equity compensation plans not approved by the shareholders	—	—	—
	15,479,476	$50.41	5,204,835

As of December 31, 2023, the total number of securities to be issued upon exercise of options and units consisted of 15,479,476 units. Those shares are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), the 2007 Incentive Stock Plan, and the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2023, the remaining shares available for future grants or awards under equity compensation plans approved by the shareholders consist of 5,204,835 shares under the 2001 Incentive Stock Plan (2018 Restatement).

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

Additional information with respect to this Item, including information regarding security ownership of certain beneficial owners and management, is contained in “Ownership of Certain Beneficial Owners” and “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements

The following financial statements are included in “Item 8 – Financial Statements and Supplementary Data,” and incorporated by reference hereto:

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
YEAR ENDED DECEMBER 31, 2023

Exhibit No.	Description

3.1

Second Restated Certificate of Incorporation of Stifel Financial Corp., filed with the Secretary of State of the State of Delaware and effective August 11, 2023, incorporated by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 11, 2023.

3.2

Second Amended and Restated By-Laws of Stifel Financial Corp., effective August 8, 2023, incorporated by reference to Exhibit 3.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 11, 2023.

3.3

Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 1, 2010.

3.4	Certificate of Designations of 6.25% Non-Cumulative Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.
3.5

Certificate of Designations of 6.25% Non-Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

3.6	Certificate of Designations of 6.125% Preferred Stock, Series C, incorporated by reference to Exhibit 7 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

3.7	Certificate of Designations of 4.50% Preferred Stock, Series D, incorporated by reference to Exhibit 8 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.1	Deposit Agreement dated July 15, 2016, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.2	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 15, 2016.

4.3	Deposit Agreement dated February 28, 2019, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.4	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.5	Deposit Agreement, dated May 19, 2020, incorporated by reference to Exhibit 8 of Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.6	Form of certificate representing the Series C Preferred Stock, incorporated by reference to Exhibit 9 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

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

4.12

Indenture, dated as of January 23, 2012, between Stifel Financial Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on January 23, 2012).

4.13

Third Supplemental Indenture dated as of July 18, 2014, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed on July 18, 2014.

4.14	Form of 4.25% Senior Note due 2024 (included as Exhibit A to Exhibit 4.13).

4.15

Fifth Supplemental Indenture dated as of October 4, 2017, between Stifel Financial Corp. and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed on October 4, 2017.

4.16	Form of 5.20% Senior Note due 2047 (included as Exhibit A to Exhibit 4.15).

4.17

Sixth Supplemental Indenture, dated as of May 20, 2020, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed on May 20, 2020.

4.18	Form of 4.000% Senior Note due 2030 (included as Exhibit A to Exhibit 4.17).

10.1

Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 14, 1987. (P)

10.2

Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-3 (33-53699) filed on May 18, 1994. (P)

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

10.6

Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.’s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

10.7

Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.’s Proxy Statement for the 1999 Annual Meeting of Shareholders filed on March 26, 1999. *

10.8

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-52694) filed on December 22, 2000. *

10.9

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.10	Stifel Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-60516) filed on May 9, 2001. *

10.11	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-82328) filed on February 7, 2002. *
10.12	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-105756) filed on June 2, 2003. *

10.13	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-140662) filed on February 13, 2007. *

10.14

Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.15

Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on June 22, 2011. *

10.16

First Amendment to Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-222290) filed on December 26, 2017. *

10.17

Form of Deferred Award Agreement for Restricted Stock Units pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.18

Form of Award Agreement for Restricted Stock Units and/or Debentures pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), incorporated herein by reference to Exhibit 9(g) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

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

10.23	Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on May 15, 2020.*
10.24	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-100414) filed on October 8, 2002. *

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

10.31	Stifel Financial Corp. Wealth Accumulation Plan 2019 Restatement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.32	Form of Restricted Stock Unit Award Agreement (Performance RSUs), incorporated by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.33	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.34	Form of Restricted Cash Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 2, 2021. *

10.35	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 5, 2021. *

10.36	Form of Deferred Award Agreement pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), filed herewith. *

10.37

Credit Agreement, dated as of September 27, 2023, among Stifel Financial Corp. and Stifel Nicolaus & Company, Incorporated, the Lenders party thereto, and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 28, 2023.

11	Computation of Per Share Earnings is set forth in Note 27 of Notes to Consolidated Financial Statements included in this Form 10-K.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

32.2	Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

97	Stifel Financial Corp. Incentive Compensation Recovery Policy, filed herewith.

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2024.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2024.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Marischen	Chief Financial Officer (Principal Financial and Accounting Officer)
James M. Marischen

/s/ Adam T. Berlew	Director
Adam T. Berlew
/s/ Maryam Brown	Director
Maryam Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Lisa Carnoy	Director
Lisa Carnoy

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Jim Kavanaugh	Director
Jim Kavanaugh

/s/ Daniel J. Ludeman	Director
Daniel J. Ludeman

/s/ Maura A. Markus	Director
Maura A. Markus

/s/ David A. Peacock	Director
David A. Peacock

/s/ Thomas W. Weisel	Director
Thomas W. Weisel

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman