Form 10-Q
period 2024-03-31
STIFEL FINANCIAL CORP
filed 2024-05-08
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - May 1, 2024
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	102,455,815
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2024	December 31, 2023
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$3,408,528	$3,361,801
Cash segregated for regulatory purposes	65,827	162,048
Receivables:
Brokerage clients, net	876,002	841,507
Brokers, dealers, and clearing organizations	657,871	414,144
Securities purchased under agreements to resell	451,056	349,849
Financial instruments owned, at fair value	1,230,855	918,741
Available-for-sale securities, at fair value	1,499,982	1,551,686
Held-to-maturity securities, at amortized cost	5,793,750	5,888,798
Loans:
Held for investment, net	18,949,796	19,305,805
Held for sale, at lower of cost or market	534,593	423,999
Investments, at fair value	89,518	91,105
Fixed assets, net	300,775	191,528
Operating lease right-of-use assets, net	804,130	778,216
Goodwill	1,388,306	1,388,243
Intangible assets, net	127,282	133,279
Loans and advances to financial advisors and other employees, net	732,945	683,486
Deferred tax assets, net	127,263	121,522
Other assets	1,219,801	1,121,703
Total assets	$38,258,280	$37,727,460
Liabilities
Payables:
Brokerage clients	$750,602	$734,821
Brokers, dealers, and clearing organizations	366,916	231,736
Drafts	107,539	117,688
Securities sold under agreements to repurchase	426,659	417,644
Bank deposits	27,554,411	27,334,579
Financial instruments sold, but not yet purchased, at fair value	682,279	497,741
Accrued compensation	368,391	585,612
Lease liabilities, net	854,616	825,529
Accounts payable and accrued expenses	697,029	512,050
Senior notes	1,115,897	1,115,629
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	32,984,339	32,433,029
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,386 and 111,662,321 shares, respectively	16,749	16,749
Additional paid-in-capital	1,805,717	1,905,097
Retained earnings	3,414,744	3,398,610
Accumulated other comprehensive loss	(84,174)	(74,326)
Treasury stock, at cost, 9,012,906 and 10,600,793 shares, respectively	(564,095)	(636,699)
Total equity	5,273,941	5,294,431
Total liabilities and equity	$38,258,280	$37,727,460

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenues:
Commissions	$185,476	$169,550
Principal transactions	139,014	115,522
Investment banking	213,949	211,879
Asset management	367,476	315,569
Interest	506,828	451,564
Other income	4,950	(2,293)
Total revenues	1,417,693	1,261,791
Interest expense	254,655	154,998
Net revenues	1,163,038	1,106,793
Non-interest expenses:
Compensation and benefits	679,695	651,190
Occupancy and equipment rental	88,712	82,140
Communications and office supplies	47,367	46,136
Commissions and floor brokerage	15,767	14,440
Provision for credit losses	5,268	4,920
Other operating expenses	107,538	98,084
Total non-interest expenses	944,347	896,910
Income from operations before income tax expense	218,691	209,883
Provision for income taxes	55,116	52,344
Net income	163,575	157,539
Preferred dividends	9,320	9,320
Net income available to common shareholders	$154,255	$148,219

Earnings per common share:
Basic	$1.48	$1.36
Diluted	$1.40	$1.28

Cash dividends declared per common share	$0.42	$0.36

Weighted-average number of common shares outstanding:
Basic	104,275	108,754
Diluted	109,985	115,390

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$163,575	$157,539
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(8,204)	22,710
Foreign currency translation adjustment	(1,644)	3,429
Total other comprehensive income/(loss), net of tax	(9,848)	26,139
Comprehensive income	$153,727	$183,678

(1)
Net of a tax benefit of $3.3 million and tax expense of $8.7 million for the three months ended March 31, 2024 and 2023, respectively.
(2)
There were no reclassifications to earnings for the three months ended March 31, 2024. Net of reclassifications to earnings of realized losses of $5.6 million for the three months ended March 31, 2023.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,905,097	1,928,069
Unit amortization, net of forfeitures	42,157	39,781
Distributions under employee plans	(141,805)	(137,220)
Other	268	7
Balance, end of period	1,805,717	1,830,637
Retained earnings:
Balance, beginning of period	3,398,610	3,169,095
Net income	163,575	157,539
Dividends declared:
Common	(48,608)	(43,728)
Preferred	(9,320)	(9,320)
Distributions under employee plans	(89,960)	(63,773)
Other	447	2
Balance, end of period	3,414,744	3,209,815
Accumulated other comprehensive loss:
Balance, beginning of period	(74,326)	(117,960)
Unrealized gains/(losses) on securities, net of tax	(8,204)	22,710
Foreign currency translation adjustment, net of tax	(1,644)	3,429
Balance, end of period	(84,174)	(91,821)
Treasury stock, at cost:
Balance, beginning of period	(636,699)	(352,482)
Distributions under employee plans	133,314	124,015
Common stock repurchased	(60,710)	(94,521)
Balance, end of period	(564,095)	(322,988)
Total Shareholders' Equity	$5,273,941	$5,327,392

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$163,575	$157,539
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,665	15,076
Amortization of loans and advances to financial advisors and other employees	37,143	34,057
Amortization of premium on investment portfolio	2,142	2,356
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	5,269	4,920
Amortization of intangible assets	5,842	4,437
Deferred income taxes	(2,655)	13,069
Stock-based compensation	56,797	43,083
Losses/(gains) on sale of investments	373	(1,353)
Other, net	(5,974)	(6,157)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(34,495)	(34,435)
Brokers, dealers, and clearing organizations	(243,727)	(39,648)
Securities purchased under agreements to resell	(101,207)	(201,053)
Financial instruments owned, including those pledged	(312,114)	(242,050)
Loans originated as held for sale	(545,666)	(380,033)
Proceeds from loans held for sale	444,364	317,468
Loans and advances to financial advisors and other employees	(87,795)	(40,053)
Other assets	(98,281)	218
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	15,781	136,855
Brokers, dealers, and clearing organizations	46,495	3,369
Drafts	(10,149)	(21,883)
Financial instruments sold, but not yet purchased	184,538	199,064
Other liabilities and accrued expenses	(145,642)	(349,919)
Net cash used in operating activities	$(609,721)	$(385,073)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$45,431	$47,416
Calls and principal paydowns of held-to-maturity securities	183,460	5,548
Sale or maturity of investments	4,830	—
Decrease/(increase) in loans held for investment, net	352,537	(250,052)
Payments for:
Purchase of fixed assets	(9,636)	(15,411)
Purchase of available-for-sale securities	(7,000)	(7,551)
Purchase of held-to-maturity securities	(88,500)	—
Purchase of investments	(3,590)	(10,919)
Acquisitions, net of cash received	(752)	(58,765)
Net cash provided by/(used in) investing activities	476,780	(289,734)
Cash Flows From Financing Activities:
Payment of contingent consideration	(708)	(5,037)
Increase in securities sold under agreements to repurchase	9,015	217,715
Increase in bank deposits, net	219,832	1,208,216
Increase in securities loaned	88,685	32,868
Tax payments related to shares withheld for stock-based compensation plans	(98,638)	(74,238)
Repurchase of common stock	(60,710)	(94,521)
Cash dividends on preferred stock	(9,320)	(9,320)
Cash dividends paid to common stock and equity-award holders	(63,065)	(47,009)
Net cash provided by financing activities	85,091	1,228,674
Effect of exchange rate changes on cash	(1,644)	3,429
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	(49,494)	557,296
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	3,523,849	2,229,002
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$3,474,355	$2,786,298
Supplemental disclosure of cash flow information:
Cash paid for interest	$257,723	$158,201
Cash paid for income taxes, net of refunds	114,746	4,037
Noncash financing activities:
Unit grants, net of forfeitures	124,212	143,638

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,408,528	$3,361,801
Cash segregated for regulatory purposes	65,827	162,048
Total cash, cash equivalents, and cash segregated for regulatory purposes	$3,474,355	$3,523,849

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

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Keefe, Bruyette & Woods, Inc. (“KBW”), Stifel Bancorp, Inc. (“Stifel Bancorp”), Stifel Nicolaus Canada Inc. (“SNC”), and Stifel Nicolaus Europe Limited (“SNEL”). Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC.

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

NOTE 2 – New Accounting Pronouncements

Recently Adopted Accounting Guidance

Fair Value Measurement

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (ASU 2022-03), an update to ASC Topic 820 – Fair Value Measurement. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require new disclosures related to equity securities subject to contractual sale restrictions, including the fair value of such equity securities, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The amendments are effective for annual reporting periods beginning after December 15, 2023 (January 1, 2024, for our company), and for the interim periods within those annual reporting periods. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

Leases

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements,” which requires entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The accounting update is effective for interim and annual periods beginning after December 15, 2023 (January 1, 2024, for our company). The adoption of the accounting update did not have a material impact on our consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance will also require us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The accounting update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. While the adoption of the accounting update will not have a material impact on our consolidated financial statements, we are currently evaluating the impact to our segment disclosures.

Recently Issued Accounting Guidance

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2024 and December 31, 2023, included (in thousands):

	March 31, 2024	December 31, 2023
Receivable from clearing organizations	$408,614	$178,991
Deposits paid for securities borrowed	204,150	215,368
Securities failed to deliver	45,107	19,785
	$657,871	$414,144

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2024 and December 31, 2023, included (in thousands):

	March 31, 2024	December 31, 2023
Deposits received from securities loaned	$224,378	$135,693
Securities failed to receive	122,804	91,636
Payable to clearing organizations	19,734	4,407
	$366,916	$231,736

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

We have identified Level 3 financial instruments to include certain asset-backed securities and syndicated loans, included in other in the table below, with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$25,287	$13,424	$24,261	$14,454
Money market funds	2,013	—	4,706	—
Mutual funds	530	—	3,632	—
Private equity funds	448	1,181	368	1,181
Total	$28,278	$14,605	$32,967	$15,635

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income securities, and U.S. government agency securities, and state and municipal securities, included in other in the table below.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, are presented below (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$19,071	$19,071	$—	$—
U.S. government agency securities	195,116	—	195,116	—
Agency mortgage-backed securities	208,299	—	208,299	—
Asset-backed securities	80,121	—	78,882	1,239
Corporate securities:
Fixed income securities	340,239	48	340,191	—
Equity securities	62,434	62,076	358	—
State and municipal securities	224,714	—	224,714	—
Other (1)	100,861	—	3,131	97,730
Total financial instruments owned	1,230,855	81,195	1,050,691	98,969
Available-for-sale securities:
U.S. government agency securities	2,209	—	2,209	—
State and municipal securities	2,350	—	2,350	—
Mortgage-backed securities:
Agency	713,939	—	713,939	—
Commercial	66,854	—	66,854	—
Non-agency	248	—	248	—
Corporate fixed income securities	542,997	—	542,997	—
Asset-backed securities	171,385	—	171,385	—
Total available-for-sale securities	1,499,982	—	1,499,982	—
Investments:
Corporate equity securities	22,874	10,780	216	11,878
Auction rate securities	783	—	—	783
Other (2)	39,596	33	96	39,467
Investments in funds and partnerships measured at NAV	26,265
Total investments	89,518	10,813	312	52,128
Cash equivalents measured at NAV	2,013
Derivative contracts (3)	127,701	—	127,701	—
	$2,950,069	$92,008	$2,678,686	$151,097

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$411,916	$411,916	$—	$—
Agency mortgage-backed securities	56,755	—	56,755	—
Corporate securities:
Fixed income securities	164,227	45	164,182	—
Equity securities	45,530	45,530	—	—
Other (4)	3,851	—	102	3,749
Total financial instruments sold, but not yet purchased	682,279	457,491	221,039	3,749
Derivative contracts (5)	127,680	—	127,680	—
	$809,959	$457,491	$348,719	$3,749

(4) Includes syndicated loans, U.S. government agency securities, and state and municipal securities.

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2023	$1,498	$82,964	$11,878	$783	$39,467
Unrealized gains	—	1,575	—	—	—
Realized gains/(losses)	397	(1,596)	—	—	—
Purchases	—	21,636	—	—	—
Sales	—	(257)	—	—	—
Redemptions	(656)	(6,592)	—	—	—
Net change	(259)	14,766	—	—	—
Balance at March 31, 2024	$1,239	$97,730	$11,878	$783	$39,467

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2024, relating to Level 3 assets still held at March 31, 2024, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2024 and December 31, 2023, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,408,528	$3,408,528	$3,361,801	$3,361,801
Cash segregated for regulatory purposes	65,827	65,827	162,048	162,048
Securities purchased under agreements to resell	451,056	451,056	349,849	349,849
Financial instruments owned	1,230,855	1,230,855	918,741	918,741
Available-for-sale securities	1,499,982	1,499,982	1,551,686	1,551,686
Held-to-maturity securities	5,793,750	5,792,946	5,888,798	5,852,176
Bank loans	18,949,796	17,981,705	19,305,805	18,259,923
Loans held for sale	534,593	534,593	423,999	423,999
Investments	89,518	89,518	91,105	91,105
Derivative contracts (1)	127,701	127,701	118,668	118,668
Financial liabilities:
Securities sold under agreements to repurchase	$426,659	$426,659	$417,644	$417,644
Bank deposits	27,554,411	25,540,594	27,334,579	25,326,174
Financial instruments sold, but not yet purchased	682,279	682,279	497,741	497,741
Senior notes	1,115,897	1,073,265	1,115,629	1,041,217
Debentures to Stifel Financial Capital Trusts	60,000	57,520	60,000	55,507
Derivative contracts (2)	127,680	127,680	118,651	118,651

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$3,406,515	$3,406,515	$—	$—
Cash segregated for regulatory purposes	65,827	65,827	—	—
Securities purchased under agreements to resell	451,056	—	451,056	—
Held-to-maturity securities	5,792,946	—	5,698,716	94,230
Bank loans	17,981,705	—	17,981,705	—
Loans held for sale	534,593	—	534,593	—
Financial liabilities:
Securities sold under agreements to repurchase	$426,659	$—	$426,659	$—
Bank deposits	25,540,594	—	25,540,594	—
Senior notes	1,073,265	1,073,265	—	—
Debentures to Stifel Financial Capital Trusts	57,520	—	—	57,520

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$3,357,095	$3,357,095	$—	$—
Cash segregated for regulatory purposes	162,048	162,048	—	—
Securities purchased under agreements to resell	349,849	—	349,849	—
Held-to-maturity securities	5,852,176	—	5,758,130	94,046
Bank loans	18,259,923	—	18,259,923	—
Loans held for sale	423,999	—	423,999	—
Financial liabilities:
Securities sold under agreements to repurchase	$417,644	$—	$417,644	$—
Bank deposits	25,326,174	—	25,326,174	—
Senior notes	1,041,217	1,041,217	—	—
Debentures to Stifel Financial Capital Trusts	55,507	—	—	55,507

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2024 and December 31, 2023.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2024 and December 31, 2023 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2024 and December 31, 2023 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Financial instruments owned:
U.S. government securities	$19,071	$32,411
U.S. government agency securities	195,116	106,634
Agency mortgage-backed securities	208,299	159,903
Asset-backed securities	80,121	19,604
Corporate securities:
Fixed income securities	340,239	237,671
Equity securities	62,434	52,520
State and municipal securities	224,714	223,155
Other (1)	100,861	86,843
	$1,230,855	$918,741
Financial instruments sold, but not yet purchased:
U.S. government securities	$411,916	$273,653
Agency mortgage-backed securities	56,755	52,664
Corporate securities:
Fixed income securities	164,227	138,359
Equity securities	45,530	21,576
Other (2)	3,851	11,489
	$682,279	$497,741

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans, U.S. government agency securities, state and municipal securities, and asset-backed securities.

At March 31, 2024 and December 31, 2023, financial instruments owned in the amount of $385.7 million and $303.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,384	$—	$(175)	$2,209
State and municipal securities	2,350	—	—	2,350
Mortgage-backed securities:
Agency	837,331	1	(123,393)	713,939
Commercial	70,106	—	(3,252)	66,854
Non-agency	259	—	(11)	248
Corporate fixed income securities	600,776	—	(57,779)	542,997
Asset-backed securities	173,938	69	(2,622)	171,385
	$1,687,144	$70	$(187,232)	$1,499,982
Held-to-maturity securities (2)
Asset-backed securities	$5,793,750	$10,699	$(11,503)	$5,792,946

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,376	$5	$(162)	$2,219
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	855,456	—	(109,286)	746,170
Commercial	70,326	—	(3,655)	66,671
Non-agency	274	—	(13)	261
Corporate fixed income securities	615,131	—	(58,970)	556,161
Asset-backed securities	181,717	—	(3,864)	177,853
	$1,727,630	$6	$(175,950)	$1,551,686
Held-to-maturity securities (2)
Asset-backed securities	$5,888,798	$6,387	$(43,009)	$5,852,176

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2024, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at March 31, 2024 and December 31, 2023 was $89.7 million and $95.7 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three months ended March 31, 2024. During the three months ended March 31, 2023, we received proceeds of $2.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at March 31, 2024 and December 31, 2023 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$134,400	$132,638	$105,389	$104,113
After one year through three years	153,908	144,869	184,975	174,827
After three years through five years	26,315	23,483	38,462	34,316
After five years through ten years	436,074	384,607	448,931	398,624
After ten years	936,447	814,385	949,873	839,806
	$1,687,144	$1,499,982	$1,727,630	$1,551,686
Held-to-maturity securities
After five years through ten years	2,626,367	2,625,796	2,754,817	2,740,154
After ten years	3,167,383	3,167,150	3,133,981	3,112,022
	$5,793,750	$5,792,946	$5,888,798	$5,852,176

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2024, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,209	$—	$—	$2,209
State and municipal securities	—	2,350	—	—	2,350
Mortgage-backed securities:
Agency	—	262	86,846	626,831	713,939
Commercial	—	—	—	66,854	66,854
Non-agency	—	—	248	—	248
Corporate fixed income securities	132,638	163,531	246,828	—	542,997
Asset-backed securities	—	—	50,685	120,700	171,385
	$132,638	$168,352	$384,607	$814,385	$1,499,982
Held-to-maturity securities
Asset-backed securities	$—	$—	$2,626,367	$3,167,383	$5,793,750

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At March 31, 2024 and December 31, 2023, securities of $713.7 million and $746.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2024 and December 31, 2023, securities of $1.3 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$(1)	$442	$(174)	$1,767	$(175)	$2,209
Mortgage-backed securities:
Agency	(240)	14,817	(123,153)	698,787	(123,393)	713,604
Commercial	—	—	(3,252)	66,854	(3,252)	66,854
Non-agency	—	—	(11)	248	(11)	248
Corporate fixed income securities	(96)	6,526	(57,683)	536,471	(57,779)	542,997
Asset-backed securities	(822)	34,623	(1,800)	111,062	(2,622)	145,685
	$(1,159)	$56,408	$(186,073)	$1,415,189	$(187,232)	$1,471,597

At March 31, 2024, the amortized cost of 276 securities classified as available for sale exceeded their fair value by $187.2 million, of which $186.1 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2024, was $1.5 billion, which was 98.1% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at March 31, 2024 (in thousands):

	AAA	AA	C	Total
Held-to-maturity securities
Asset-backed securities	$1,708,655	$4,083,852	$1,243	$5,793,750

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

Construction and land. Short-term loans used to finance the development of commercial real estate projects.

Other. Other loans include consumer and credit card lending.

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2024 and December 31, 2023 (in thousands, except percentages):

	March 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Residential real estate	$8,096,975	42.4%	$8,047,647	41.4%
Commercial and industrial	3,541,770	18.6	3,566,987	18.3
Fund banking	3,129,642	16.4	3,633,126	18.7
Securities-based loans	2,302,250	12.1	2,306,455	11.9
Construction and land	1,167,300	6.1	1,034,370	5.3
Commercial real estate	655,355	3.4	660,631	3.4
Home equity lines of credit	150,452	0.8	136,270	0.7
Other	48,116	0.2	55,981	0.3
Gross bank loans	19,091,860	100.0%	19,441,467	100.0%
Loans in process	(3,659)		1,108
Unamortized loan fees, net	(8,192)		(8,478)
Allowance for loan losses	(130,213)		(128,292)
Loans held for investment, net	$18,949,796		$19,305,805

At March 31, 2024 and December 31, 2023, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $42.3 million and $46.0 million, respectively.

At March 31, 2024 and December 31, 2023, we had loans held for sale of $534.6 million and $424.0 million, respectively. For the three months ended March 31, 2024 and 2023, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $1.4 million and $0.6 million, respectively, from the sale of originated loans, net of fees and costs.

At March 31, 2024 and December 31, 2023, loans, primarily consisting of residential and commercial real estate loans of $7.5 billion and $7.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at March 31, 2024 and December 21, 2023 was $96.8 million and $94.0 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,077	$1,447	$(3,570)	$933	$65,887
Commercial real estate	21,386	(697)	—	—	20,689
Construction and land	11,817	6,772	—	—	18,589
Residential real estate	13,855	(1,348)	—	—	12,507
Fund banking	10,173	(1,410)	—	—	8,763
Securities-based loans	3,035	33	—	—	3,068
Home equity lines of credit	371	(125)	—	—	246
Other	578	(114)	—	—	464
	$128,292	$4,558	$(3,570)	$933	$130,213

	Three Months Ended March 31, 2023
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$54,143	$1,458	$(20)	$153	$55,734
Residential real estate	20,441	2,255	—	—	22,696
Fund banking	11,711	1,232	—	—	12,943
Commercial real estate	12,897	(1,331)	—	—	11,566
Construction and land	8,568	1,749	—	—	10,317
Securities-based loans	3,157	(40)	—	—	3,117
Home equity lines of credit	364	48	—	—	412
Other	372	5	—	—	377
	$111,653	$5,376	$(20)	$153	$117,162

During the three months ended March, 31, 2024, we recorded $5.3 million of net credit loss reserves, including $4.6 million of the reserve for credit losses for funded loans, $0.4 million of the reserve for unfunded lending commitments, and $0.3 million related to employee retention awards. During the three months ended March 31, 2023, we recorded $4.9 million of net credit loss reserves, including $5.4 million of the reserve for credit losses for funded loans, partially offset by a release of $0.5 million of the allowance for unfunded lending commitments. The provision for unfunded lending agreements is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

At March 31, 2024, we had $59.4 million of impaired loans, net of discounts, which included $0.1 million in modified loans. The specific allowance on impaired loans at March 31, 2024 was $6.7 million. At December 31, 2023, we had $45.5 million of impaired loans, net of discounts, which included $0.1 million in modified loans. The specific allowance on impaired loans at December 31, 2023 was $5.0 million. The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2024 and 2023, were insignificant to the consolidated financial statements.

The following tables present the aging of the recorded investment in past due loans at March 31, 2024 and December 31, 2023 by portfolio segment (in thousands):

	As of March 31, 2024
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$20,382	$4,447	$24,829	$8,072,146	$8,096,975
Commercial and industrial	—	—	—	3,541,770	3,541,770
Fund banking	—	—	—	3,129,642	3,129,642
Securities-based loans	—	—	—	2,302,250	2,302,250
Construction and land	—	—	—	1,167,300	1,167,300
Commercial real estate	—	—	—	655,355	655,355
Home equity lines of credit	242	102	344	150,108	150,452
Other	11	49	60	48,056	48,116
Total	$20,635	$4,598	$25,233	$19,066,627	$19,091,860

	As of March 31, 2024*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial real estate	$38,171	$—	$—	$38,171
Commercial and industrial	2,329	—	14,187	16,516
Residential real estate	2,009	144	2,438	4,591
Home equity lines of credit	102	—	—	102
Other	49	—	—	49
Total	$42,660	$144	$16,625	$59,429

* There were no loans past due 90 days and still accruing interest at March 31, 2024.

	As of December 31, 2023
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$15,312	$3,945	$19,257	$8,028,390	$8,047,647
Fund banking	—	—	—	3,633,126	3,633,126
Commercial and industrial	—	2,022	2,022	3,564,965	3,566,987
Securities-based loans	—	3	3	2,306,452	2,306,455
Construction and land	—	—	—	1,034,370	1,034,370
Commercial real estate	—	—	—	660,631	660,631
Home equity lines of credit	570	87	657	135,613	136,270
Other	45	59	104	55,877	55,981
Total	$15,927	$6,116	$22,043	$19,419,424	$19,441,467

	As of December 31, 2023*
	Nonaccrual	Restructured	Nonperforming loans with no allowance	Total
Commercial real estate	$39,195	$—	$—	$39,195
Residential real estate	2,945	145	1,000	4,090
Commercial and industrial	—	—	2,022	2,022
Securities-based loans	—	—	3	3
Home equity lines of credit	22	—	65	87
Other	59	—	—	59
Total	$42,221	$145	$3,090	$45,456

* There were no loans past due 90 days and still accruing interest at December 31, 2023.

Credit quality indicators

As of March 31, 2024, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2024 and December 31, 2023, 96.9% and 97.0% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of March 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,091,109	$1,419	$4,447	$—	$8,096,975
Commercial and industrial	3,216,078	166,177	157,186	2,329	3,541,770
Fund banking	3,129,642	—	—	—	3,129,642
Securities-based loans	2,302,250	—	—	—	2,302,250
Construction and land	1,096,074	23,219	48,007	—	1,167,300
Commercial real estate	529,857	30,827	94,671	—	655,355
Home equity lines of credit	150,251	99	102	—	150,452
Other	48,057	10	—	49	48,116
Total	$18,563,318	$221,751	$304,413	$2,378	$19,091,860

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,042,246	$1,456	$3,945	$—	$8,047,647
Fund banking	3,633,126	—	—	—	3,633,126
Commercial and industrial	3,294,891	89,302	180,772	2,022	3,566,987
Securities-based loans	2,306,452	—	—	3	2,306,455
Construction and land	963,083	71,287	—	—	1,034,370
Commercial real estate	512,171	49,264	99,196	—	660,631
Home equity lines of credit	135,806	377	87	—	136,270
Other	55,922	—	—	59	55,981
Total	$18,943,697	$211,686	$284,000	$2,084	$19,441,467

	Term Loans Amortized Cost Basis by Origination Year – March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$186,767	$1,181,680	$2,608,181	$2,288,169	$899,772	$926,540	$—	$8,091,109
Special Mention	—	—	1,037	382	—	—	—	1,419
Substandard	—	—	1,533	—	1,514	1,400	—	4,447
Doubtful	—	—	—	—	—	—	—	—
	$186,767	$1,181,680	$2,610,751	$2,288,551	$901,286	$927,940	$—	$8,096,975
Commercial and industrial:
Pass	$151,428	$604,465	$907,874	$726,994	$86,751	$148,042	$590,524	$3,216,078
Special Mention	853	6,475	37,329	28,575	876	—	92,069	166,177
Substandard	6,807	—	38,955	61,794	—	3,544	46,086	157,186
Doubtful	—	—	—	—	—	—	2,329	2,329
	$159,088	$610,940	$984,158	$817,363	$87,627	$151,586	$731,008	$3,541,770
Fund banking:
Pass	$—	$10,790	$55,338	$—	$491	$—	$3,063,023	$3,129,642
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$10,790	$55,338	$—	$491	$—	$3,063,023	$3,129,642
Securities-based loans:
Pass	$2,000	$15,085	$3,346	$2,123	$47,794	$36,572	$2,195,330	$2,302,250
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$2,000	$15,085	$3,346	$2,123	$47,794	$36,572	$2,195,330	$2,302,250
Construction and land:
Pass	$—	$132,721	$557,511	$208,426	$184,276	$13,140	$—	$1,096,074
Special Mention	—	—	—	—	—	23,219	—	23,219
Substandard	—	—	—	—	—	48,007	—	48,007
Doubtful	—	—	—	—	—	—	—	—
	$—	$132,721	$557,511	$208,426	$184,276	$84,366	$—	$1,167,300
Commercial real estate:
Pass	$—	$32,252	$315,905	$64,429	$30,648	$86,623	$—	$529,857
Special Mention	—	—	30,827	—	—	—	—	30,827
Substandard	—	—	56,500	38,171	—	—	—	94,671
Doubtful	—	—	—	—	—	—	—	—
	$—	$32,252	$403,232	$102,600	$30,648	$86,623	$—	$655,355
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$150,251	$150,251
Special Mention	—	—	—	—	—	—	99	99
Substandard	—	—	—	—	—	—	102	102
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$150,452	$150,452
Other:
Pass	$3,100	$6,050	$3,991	$—	$10,000	$18,053	$6,863	$48,057
Special Mention	—	—	—	—	—	—	10	10
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	49	49
	$3,100	$6,050	$3,991	$—	$10,000	$18,053	$6,922	$48,116

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2023	Adjustments	Write-off	March 31, 2024
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	1,053,234	63	—	1,053,297
	$1,388,243	$63	$—	$1,388,306

	December 31, 2023	Adjustments	Amortization	March 31, 2024
Intangible assets
Global Wealth Management	$28,687	$—	$(1,126)	$27,561
Institutional Group	104,592	(155)	(4,716)	99,721
	$133,279	$(155)	$(5,842)	$127,282

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$227,191	$126,162	$227,486	$122,971
Trade names	30,359	22,736	30,359	22,366
Acquired technology	18,314	4,723	18,314	3,447
Non-compete agreements	10,700	8,759	10,700	8,421
Investment banking backlog	8,913	6,151	8,913	5,758
Core deposits	8,615	8,279	8,615	8,145
	$304,092	$176,810	$304,387	$171,108

Amortization expense related to intangible assets was $5.8 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at March 31, 2024, are: customer relationships, 9.4 years; trade names, 6.9 years; non-compete agreements, 4.3 years; acquired technology, 2.3 years; core deposits, 1.0 years; and investment banking backlog, 4.5 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of March 31, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2024	$17,195
2025	20,959
2026	16,885
2027	13,188
2028	12,230
Thereafter	44,707
$125,164

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

Our uncommitted secured lines of credit at March 31, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the three months ended March 31, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2024, there were no Federal Home Loan advances.

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

The Credit Agreement has a maturity date of September 27, 2028, and provides for a committed unsecured borrowing facility for maximum aggregate borrowings of up to $750.0 million, depending on the amount of outstanding borrowings of the Borrowers from time to time during the duration of the Credit Agreement. The interest rates on borrowings under the Credit Agreement are variable and based on the Secured Overnight Financing Rate. There were no borrowings outstanding on the Credit Facility as of March 31, 2024.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(9,103)	(9,371)
Senior notes, net	$1,115,897	$1,115,629

(1)
In July 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.25% senior notes due July 2024. Interest on these senior notes is payable semi-annually in arrears. We may redeem the notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2016, we issued an additional $200.0 million in aggregate principal amount of 4.25% senior notes due July 2024.
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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Demand deposits (interest-bearing)	$27,357,692	$27,111,072
Demand deposits (non-interest-bearing)	196,717	223,505
Certificates of deposit	2	2
	$27,554,411	$27,334,579

The weighted-average interest rate on deposits was 3.33% and 2.66% at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were $5.2 million and $9.0 million, respectively. Brokerage customers’ deposits were $25.3 billion and $24.1 billion, respectively.

NOTE 12 – Derivative Instruments and Hedging Activities

We manage the interest rate risk associated with our derivative transactions with customers by entering into offsetting positions with other derivative dealers, resulting in a substantially “matched book” portfolio. These interest rate contracts are not designated as hedging instruments for accounting purposes. Credit risk associated with its derivative transactions is managed through a variety of measures, including initial and ongoing periodic underwriting of its counterparties’ creditworthiness, establishment of customer credit limits, and collateral maintenance requirements for customer exposures that exceed certain preset thresholds.

Our policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements.

The following tables provide the notional values and fair values of our derivative instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$127,701	$127,680	$1,993,275

	December 31, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$118,668	$118,651	$1,994,919

The scheduled maturities of our derivative instruments as of March 31, 2024, are as follows (in thousands):

Within one year	$113,474
One to three years	685,246
Three to five years	393,085
Five to ten years	707,593
Ten to fifteen years	76,680
Fifteen years and thereafter	17,197
$1,993,275

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Swaps	$1,823,275	$1,824,919
Written options	170,000	170,000
	$1,993,275	$1,994,919

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$204,150	$451,056	$127,701	$782,907
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	204,150	451,056	127,701	782,907
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(38,004)	(89,403)	(4,667)	(132,074)
Available collateral	(158,059)	(360,298)	(87,751)	(606,108)
Net amount	$8,087	$1,355	$35,283	$44,725

	As of December 31, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$215,368	$349,849	$118,668	$683,885
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	215,368	349,849	118,668	683,885
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(23,691)	(23,441)	(14,556)	(61,688)
Available collateral	(184,689)	(325,627)	(82,607)	(592,923)
Net amount	$6,988	$781	$21,505	$29,274
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $449.2 million and $350.2 million at March 31, 2024 and December 31, 2023, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $82.0 million and $84.1 million at March 31, 2024 and December 31, 2023, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(224,378)	$(426,659)	$(127,680)	$(778,717)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(224,378)	(426,659)	(127,680)	(778,717)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	38,004	89,403	4,667	132,074
Collateral pledged	186,374	337,256	30,184	553,814
Net amount	$—	$—	$(92,829)	$(92,829)

	As of December 31, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(135,693)	$(417,644)	$(118,651)	$(671,988)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(135,693)	(417,644)	(118,651)	(671,988)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	23,691	23,441	14,556	61,688
Collateral pledged	111,981	394,203	22,661	528,845
Net amount	$(21)	$—	$(81,434)	$(81,455)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $435.7 million and $425.9 million at March 31, 2024 and December 31, 2023, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $19.5 million and $19.1 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2024, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of March 31, 2024, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $56.8 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2024, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC and CFTC Investigation of Communications Recordkeeping

The Company has been contacted by each of the SEC and the CFTC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The Company has reached an agreement in principle with the SEC to resolve its investigation and the CFTC has provided the Company with a settlement offer. The Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that settlements will be achieved or the ultimate resolution of these matters.

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

At March 31, 2024, Stifel had net capital of $446.4 million, which was 35.3% of aggregate debit items and $421.1 million in excess of its minimum required net capital. At March 31, 2024, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2024, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At March 31, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of March 31, 2024 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,225,964	14.3%	$1,016,475	4.5%	$1,468,241	6.5%
Tier 1 capital	3,910,964	17.3%	1,355,300	6.0%	1,807,066	8.0%
Total capital	4,130,093	18.3%	1,807,066	8.0%	2,258,833	10.0%
Tier 1 leverage	3,910,964	10.6%	1,480,733	4.0%	1,850,917	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,242,565	10.8%	$517,604	4.5%	$747,650	6.5%
Tier 1 capital	1,242,565	10.8%	690,139	6.0%	920,185	8.0%
Total capital	1,367,153	11.9%	920,185	8.0%	1,150,231	10.0%
Tier 1 leverage	1,242,565	7.1%	700,273	4.0%	875,342	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$838,002	14.8%	$254,868	4.5%	$368,142	6.5%
Tier 1 capital	838,002	14.8%	339,824	6.0%	453,098	8.0%
Total capital	876,227	15.5%	453,098	8.0%	566,373	10.0%
Tier 1 leverage	838,002	7.2%	467,975	4.0%	584,969	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 12 years. At March 31, 2024 and December 31, 2023, operating lease right-of-use assets were $804.1 million and $778.2 million, respectively, and lease liabilities were $854.6 million and $825.5 million, respectively.

The table below summarizes our net lease cost for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$27,512	$26,429
Short-term lease cost	724	330
Variable lease cost	7,260	6,955
Sublease income	(275)	(289)
Net lease cost	$35,221	$33,425

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended March 31, 2024 (in thousands):

Operating lease cash flows	$24,991
Right-of-use assets obtained in exchange for new operating lease liabilities	$42,643
Weighted-average remaining lease term (years)	12.7
Weighted-average discount rate	4.87%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of March 31, 2024, (in thousands, except percentages).

Remainder of 2024	$73,221
2025	101,023
2026	102,017
2027	102,121
2028	99,480
Thereafter	708,423
Total undiscounted lease payments	1,186,285
Imputed interest	(331,669)
Total operating lease liabilities	$854,616

As of March 31, 2024, the Company had a total lease portfolio of 17 aircraft engines with a net book value of $114.5 million, which is included in fixed assets, net in the consolidated statements of financial condition. The aircraft engines were purchased by the Company, through its subsidiaries, during the first quarter of 2024. See Note 25 for addition information.

As of March 31, 2024, minimum future payments under non-cancelable leases were (in thousands):

Remainder of 2024	$5,861
2025	1,029
$6,890

Lease income, included in other income in the consolidated statements of operations, was $1.9 million for the three months ended March 31, 2024.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers:
Commissions	$185,476	$169,550
Investment banking	213,949	211,879
Asset management	367,476	315,569
Other	1,236	1,227
Total revenue from contracts with customers	768,137	698,225
Other sources of revenue:
Interest	506,828	451,564
Principal transactions	139,014	115,522
Other	3,714	(3,520)
Total revenues	$1,417,693	$1,261,791

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$121,217	$64,259	$—	$185,476
Capital raising	4,280	90,417	—	94,697
Advisory	—	119,252	—	119,252
Investment banking	4,280	209,669	—	213,949
Asset management	367,450	26	—	367,476
Other	1,236	—	—	1,236
Total	494,183	273,954	—	768,137
Primary Geographic Region:
United States	494,183	223,450	—	717,633
United Kingdom	—	28,185	—	28,185
Canada	—	11,375	—	11,375
Other	—	10,944	—	10,944
	$494,183	$273,954	$—	$768,137

	Three Months Ended March 31, 2023
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$110,191	$59,359	$—	$169,550
Capital raising	4,158	56,658	—	60,816
Advisory	—	151,063	—	151,063
Investment banking	4,158	207,721	—	211,879
Asset management	315,537	32	—	315,569
Other	1,184	—	43	1,227
Total	431,070	267,112	43	698,225
Primary Geographic Region:
United States	431,070	210,877	43	641,990
United Kingdom	—	23,383	—	23,383
Canada	—	22,523	—	22,523
Other	—	10,329	—	10,329
	$431,070	$267,112	$43	$698,225

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2024. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2024.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $154.3 million and $136.9 million at March 31, 2024 and December 31, 2023, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the three months ended March 31, 2024.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2024 and December 31, 2023 was $24.1 million and $18.5 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans held for investment, net	$306,142	$295,052
Investment securities	118,535	108,327
Interest-bearing cash and federal funds sold	54,341	22,725
Margin balances	14,204	14,871
Financial instruments owned	4,860	3,721
Other	8,746	6,868
	$506,828	$451,564
Interest expense:
Bank deposits	$230,064	$137,288
Senior notes	12,506	12,506
Other	12,085	5,204
	$254,655	$154,998

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 4.2 million shares at March 31, 2024.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $33.3 million and $29.6 million for the three months ended March 31, 2024 and 2023, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $27.4 million and $23.9 million for the three months ended March 31, 2024 and 2023, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At March 31, 2024, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 13.5 million, of which 11.8 million were unvested.

At March 31, 2024, there was unrecognized compensation cost for deferred awards of approximately $825.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Additionally, the Plan allows Stifel financial advisors who achieve certain levels of production the ability to earn deferred awards. These financial advisors can earn 5-6% of their gross commissions that is contributed to their mandatory deferral. The mandatory deferral is split between company restricted stock units and debentures. They have the option to defer an additional 1% of gross commissions into company stock units.

In addition, certain revenue producers, upon joining the Company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a one- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.8 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2024 and December 31, 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.6 billion and $1.6 billion, respectively, and the fair value of the collateral that had been sold or repledged was $426.7 million and $417.6 million, respectively.

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

At March 31, 2024 and December 31, 2023, Stifel Bancorp had outstanding commitments to originate loans aggregating $248.7 million and $103.6 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2024, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2024 and December 31, 2023, Stifel Bancorp had outstanding letters of credit totaling $34.6 million and $37.1 million, respectively. A majority of the standby letters of credit commitments at March 31, 2024, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2024 and December 31, 2023, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $6.0 billion and $6.3 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2024 and December 31, 2023, the expected credit losses for unfunded lending commitments was $33.7 million and $33.3 million, respectively.

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

Information concerning operations in these segments of business for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenues: (1)
Global Wealth Management	$790,500	$757,186
Institutional Group	351,376	332,613
Other	21,162	16,994
	$1,163,038	$1,106,793
Income/(loss) before income taxes:
Global Wealth Management	$290,748	$316,109
Institutional Group	37,109	33,720
Other	(109,166)	(139,946)
	$218,691	$209,883

(1)
No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2024 and 2023.

The following table presents our company’s total assets on a segment basis at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Global Wealth Management	$32,899,009	$32,773,613
Institutional Group	4,895,407	4,564,058
Other	463,864	389,789
	$38,258,280	$37,727,460

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$1,101,004	$1,038,895
United Kingdom	37,525	33,197
Canada	11,620	21,978
Other	12,889	12,723
	$1,163,038	$1,106,793

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$163,575	$157,539
Preferred dividends	9,320	9,320
Net income available to common shareholders	$154,255	$148,219
Shares for basic and diluted calculation:
Average shares used in basic computation	104,275	108,754
Dilutive effect of stock options and units (1)	5,710	6,636
Average shares used in diluted computation	109,985	115,390
Earnings per common share:
Basic	$1.48	$1.36
Diluted	$1.40	$1.28

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three months ended March 31, 2024 and 2023, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2024, we declared and paid cash dividends of $0.42 per common share. During the three months ended March 31, 2023, we declared and paid cash dividends of $0.36 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2024, the maximum number of shares that may yet be purchased under this plan was 11.0 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2024, we repurchased $60.7 million or 0.8 million shares using existing Board authorizations at an average price of $72.27 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2023, we repurchased $94.5 million or 1.5 million shares using existing Board authorizations at an average price of $65.07 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the three months ended March 31, 2024, we issued 2.4 million shares of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. The Company has determined the interest it holds in this VIE requires consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the consolidation date. At March 31, 2024, Turbine has assets of $114.5 million, which consist of aircraft engines that are under operating leases, included in fixed assets, net in the accompanying consolidated statement of financial condition and liabilities of $113.2 million, which primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statement of financial condition.

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

The following tables present the aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	March 31, 2024
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$466,060	$275,009	$40,062
Partnership Interests	265,772	10,111	—
	$731,832	$285,120	$40,062

	December 31, 2023
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
Debt and Equity Investments	$456,286	$277,924	$40,088
Partnership Interests	341,980	678	—
	$798,266	$278,602	$40,088

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “Economic and Market Conditions” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

On March 14, 2024, the Company announced it signed a definitive agreement to acquire Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposits and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. We expect to close the acquisition in the third quarter of 2024.

Results for the three months ended March 31, 2024

For the three months ended March 31, 2024, net revenues increased 5.1% to $1.2 billion from $1.1 billion during the comparable period in 2023. Net income available to common shareholders increased 4.1% to $154.3 million, or $1.40 per diluted common share for the three months ended March 31, 2024, compared to $148.2 million, or $1.28 per diluted common share during the comparable period in 2023.

Our revenue growth was primarily attributable to higher asset management, transactional, and capital-raising revenues during the quarter, partially offset by lower net interest income and advisory revenues. We benefited from market conditions that included strong equity markets, recovering capital markets, and an improving U.S. economy.

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

For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Risk Factors” in the 2023 Form 10-K.

Impact of Change in Short-term Interest Rates

At its meetings in first quarter of 2024, the Federal Reserve unanimously decided to hold the target federal funds rate steady at 5.25% to 5.50%, a 23-year high and the fifth consecutive meeting with no target rate change. While the market generally expected that the Federal Reserve would ease rates to some extent in 2024 given the strong performance of the U.S. economy and low unemployment levels, the Federal Reserve has held them at their current, more restrictive range since the outset of the year given higher than anticipated inflationary readings and the Federal Reserve’s desire for inflation to return to its 2% long-term target. The Federal Reserve’s median forecast currently projects three rate decreases during 2024, though this is subject to change and the market believes that these restrictive conditions will likely continue.

While the Federal Reserve hasn’t eased rates in 2024, any future rate decreases to the federal funds rate may result in reduced interest-based revenues though any future federal funds rate increases may improve these revenues. While decreases in interest rates will lower fees the Company earns from FDIC insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on margin balances which will have a negative impact on our earnings.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$185,476	$169,550	9.4	15.9%	15.3%
Principal transactions	139,014	115,522	20.3	12.0	10.5
Transactional revenues	324,490	285,072	13.8	27.9	25.8
Investment banking	213,949	211,879	1.0	18.4	19.1
Asset management	367,476	315,569	16.4	31.6	28.5
Interest	506,828	451,564	12.2	43.6	40.8
Other income	4,950	(2,293)	315.9	0.4	(0.2)
Total revenues	1,417,693	1,261,791	12.4	121.9	114.0
Interest expense	254,655	154,998	64.3	21.9	14.0
Net revenues	1,163,038	1,106,793	5.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	679,695	651,190	4.4	58.4	58.8
Occupancy and equipment rental	88,712	82,140	8.0	7.6	7.4
Communication and office supplies	47,367	46,136	2.7	4.1	4.2
Commissions and floor brokerage	15,767	14,440	9.2	1.4	1.3
Provision for credit losses	5,268	4,920	7.1	0.5	0.4
Other operating expenses	107,538	98,084	9.6	9.2	8.9
Total non-interest expenses	944,347	896,910	5.3	81.2	81.0
Income before income taxes	218,691	209,883	4.2	18.8	19.0
Provision for income taxes	55,116	52,344	5.3	4.7	4.8
Net income	163,575	157,539	3.8	14.1	14.2
Preferred dividends	9,320	9,320	—	0.8	0.8
Net income available to common shareholders	$154,255	$148,219	4.1	13.3%	13.4%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Net revenues:
Commissions	$185,476	$169,550	9.4
Principal transactions	139,014	115,522	20.3
Transactional revenues	324,490	285,072	13.8
Capital raising	94,697	60,816	55.7
Advisory	119,252	151,063	(21.1)
Investment banking	213,949	211,879	1.0
Asset management	367,476	315,569	16.4
Net interest	252,173	296,566	(15.0)
Other income	4,950	(2,293)	315.9
Total net revenues	$1,163,038	$1,106,793	5.1

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2024, commission revenues increased 9.4% to $185.5 million from $169.6 million in the comparable period in 2023.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended March 31, 2024, principal transactions revenues increased 20.3% to $139.0 million from $115.5 million in the comparable period in 2023.

Transactional revenues – For the three months ended March 31, 2024, transactional revenues increased 13.8% to $324.5 million from $285.1 million in the comparable period in 2023 as a result of an increase in client activity.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2024, investment banking revenues increased 1.0% to $213.9 million from $211.9 million in the comparable period in 2023.

Capital-raising revenues increased 55.7% to $94.7 million for the three months ended March 31, 2024 from $60.8 million in the comparable period in 2023. For the three months ended March 31, 2024, equity capital-raising revenues increased 58.7% to $42.3 million from $26.6 million in the comparable period in 2023 driven by higher volumes. For the three months ended March 31, 2024, fixed income capital-raising revenues increased 53.4% to $52.4 million from $34.2 million in the comparable period in 2023 driven by higher bond issuances during the first quarter of 2024.

Advisory revenues decreased 21.1% to $119.3 million for the three months ended March 31, 2024 from $151.1 million in the comparable period in 2023. The decrease is primarily attributable to lower completed advisory transactions.

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

For the three months ended March 31, 2024, asset management revenues increased 16.4% to $367.5 million from $315.6 million in the comparable period in 2023. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended March 31, 2024, other income increased 315.9% to $5.0 million from a loss of $2.3 million during the comparable period in 2023. The increase is primarily attributable to lower investment losses in the first quarter of 2024, rental income generated from our aircraft engine leasing business, and higher loan origination fees. The first quarter of 2023 was negatively impacted by losses on the sale of investments.

NET INTEREST INCOME

The following table presents average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$4,060,336	$54,341	5.35%	$1,989,550	$22,725	4.57%
Financial instruments owned	911,671	4,860	2.13	877,653	3,721	1.70
Margin balances	699,780	14,204	8.12	831,225	14,871	7.16
Investment portfolio	7,538,751	118,535	6.29	7,831,246	108,327	5.53
Loans	19,743,193	306,142	6.20	20,936,338	295,052	5.64
Other interest-bearing assets	755,076	8,746	4.63	797,285	6,868	3.45
Total interest-earning assets/interest income	$33,708,807	$506,828	6.01%	$33,263,297	$451,564	5.43%
Interest-bearing liabilities:
Stock loan	$207,000	$(1,400)	(2.71%)	$135,840	$(2,785)	(8.20%)
Senior notes	1,115,721	12,506	4.48	1,114,646	12,506	4.49
Stifel Capital Trusts	60,000	1,123	7.49	60,000	1,044	6.96
Deposits	27,607,764	230,064	3.33	27,138,005	137,288	2.02
FHLB	—	—	0.00	5,556	68	4.92
Other interest-bearing liabilities	1,118,767	12,362	4.42	969,047	6,877	2.84
Total interest-bearing liabilities/interest expense	$30,109,252	254,655	3.38%	$29,423,094	154,998	2.11%
Net interest income/margin		$252,173	2.99%		$296,566	3.57%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2024, net interest income decreased to $252.2 million from $296.6 million during the comparable period in 2023.

For the three months ended March 31, 2024, interest revenue increased 12.2% to $506.8 million from $451.6 million in the comparable period in 2023, principally as a result of an increase in interest rates and interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $30.2 billion during the three months ended March 31, 2024 compared to $29.7 billion during the comparable period in 2023 at average interest rates of 6.16% and 5.58%, respectively.

For the three months ended March 31, 2024, interest expense increased 64.3% to $254.7 million from $155.0 million during the comparable period in 2023. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.7 billion during the three months ended March 31, 2024 compared to $27.1 billion during the comparable period in 2023 at average interest rates of 3.34% and 2.02%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Non-interest expenses:
Compensation and benefits	$679,695	$651,190	4.4
Occupancy and equipment rental	88,712	82,140	8.0
Communications and office supplies	47,367	46,136	2.7
Commissions and floor brokerage	15,767	14,440	9.2
Provision for credit losses	5,268	4,920	7.1
Other operating expenses	107,538	98,084	9.6
Total non-interest expenses	$944,347	$896,910	5.3

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

For the three months ended March 31, 2024, compensation and benefits expense increased 4.4% to $679.7 million from $651.2 million during the comparable period in 2023. The increase in compensation and benefits expenses is primarily attributable to higher compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 58.4% for the three months ended March 31, 2024, compared to 58.8% for the three months ended March 31, 2023. The decrease is primarily attributable to higher revenues over the comparable period in 2023.

Occupancy and equipment rental – For the three months ended March 31, 2024, occupancy and equipment rental expense increased 8.0% to $88.7 million from $82.1 million during the comparable period in 2023. The increase is primarily attributable to higher data processing expense and occupancy costs associated with an increase in business activity.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2024, communications and office supplies expense increased 2.7% to $47.4 million from $46.1 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote equipment and postage and shipping expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2024, commissions and floor brokerage expense increased 9.2% to $15.8 million from $14.4 million during the comparable period in 2023. The increase is primarily attributable to higher electronic communication network (“ECN”) trading costs, clearing expenses, and processing expenses.

Provision for credit losses – For the three months ended March 31, 2024, provision for credit losses increased 7.1% to $5.3 million from $4.9 million during the comparable period in 2023. The increase is primarily attributable to changes in the outlook for macroeconomic conditions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2024, other operating expenses increased 9.6% to $107.5 million from $98.1 million during the comparable period in 2023. The increase is primarily attributable to increases in FDIC-insurance expense, investment banking transaction expenses, professional fees, advertising, and travel and conference-related expenses, partially offset by lower settlement-related expenses.

Provision for income taxes – For the three months ended March 31, 2024, our provision for income taxes was $55.1 million, representing an effective tax rate of 25.2%, compared to $52.3 million for the comparable period in 2023, representing an effective tax rate of 24.9%. The tax rate was impacted by the excess tax benefit related to stock based compensation and non-deductible foreign losses.

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

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$121,217	$110,191	10.0	15.3%	14.6%
Principal transactions	60,536	51,064	18.5	7.7	6.7
Transactional revenues	181,753	161,255	12.7	23.0	21.3
Asset management	367,450	315,537	16.5	46.5	41.7
Investment banking	4,280	4,158	2.9	0.5	0.5
Interest	480,362	430,548	11.6	60.8	56.9
Other income	748	(5,696)	113.1	0.1	(0.8)
Total revenues	1,034,593	905,802	14.2	130.9	119.6
Interest expense	244,093	148,616	64.2	30.9	19.6
Net revenues	790,500	757,186	4.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	389,536	342,423	13.8	49.3	45.2
Occupancy and equipment rental	43,324	41,391	4.7	5.5	5.5
Communication and office supplies	16,538	15,756	5.0	2.1	2.1
Commissions and floor brokerage	6,425	6,335	1.4	0.8	0.8
Provision for credit losses	4,968	4,920	1.0	0.6	0.6
Other operating expenses	38,961	30,252	28.8	4.9	4.1
Total non-interest expenses	499,752	441,077	13.3	63.2	58.3
Income before income taxes	$290,748	$316,109	(8.0)	36.8%	41.7%

	March 31,
	2024	2023
Branch offices	395	397
Financial advisors	2,242	2,248
Independent contractors	114	102
Total financial advisors	2,356	2,350

NET REVENUES

For the three months ended March 31, 2024, Global Wealth Management net revenues increased 4.4% to a record $790.5 million from $757.2 million for the comparable period in 2023. The increase in net revenues over the comparable period in 2023 is primarily attributable to increases in asset management revenues and transactional revenues, partially offset by lower net interest income.

Commissions – For the three months ended March 31, 2024, commission revenues increased 10.0% to $121.2 million from $110.2 million in the comparable period in 2023.

Principal transactions – For the three months ended March 31, 2024, principal transactions revenues increased 18.5% to $60.5 million from $51.1 million in the comparable period in 2023. The increase is primarily attributable to an increase in corporate debt trading over the comparable period in 2023.

Transactional revenues – For the three months ended March 31, 2024, transactional revenues increased 12.7% to $181.8 million from $161.3 million in the comparable period in 2023 as a result of an increase in client activity.

Asset management – For the three months ended March 31, 2024, asset management revenues increased 16.5% to a record $367.5 million from $315.5 million in the comparable period in 2023. The increase is primarily attributable to higher asset values. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	3/31/24	3/31/23	% Change	12/31/23	% Change
Client assets	$467,697,000	$405,988,000	15.2	$444,318,000	5.3
Fee-based client assets	$177,108,000	$149,541,000	18.4	$165,301,000	7.1
Number of client accounts	1,224,000	1,188,000	3.0	1,213,000	0.9
Number of fee-based client accounts	338,000	321,000	5.3	333,000	1.5

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 2.9% to $4.3 million for the three months ended March 31, 2024 from $4.2 million during the comparable period in 2023. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2024, interest revenue increased 11.6% to $480.4 million from $430.5 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates and interest-earning assets. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended March 31, 2024, other income increased 113.1% to $0.7 million from a loss of $5.7 million in the comparable period in 2023. The increase is primarily attributable to lower investment losses in the first quarter of 2024 and an increase in loan origination fees. The first quarter of 2023 was negatively impacted by losses on the sale of investments.

Interest expense – For the three months ended March 31, 2024, interest expense increased 64.2% to $244.1 million from $148.6 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$2,845,877	$39,552	5.56%	$916,145	$11,244	4.91%
U.S. government agencies	2,379	13	2.10	2,347	12	2.09
State and municipal securities (tax-exempt) (1)	2,350	18	3.00	2,350	18	3.00
Mortgage-backed securities	916,452	5,247	2.29	986,568	5,380	2.18
Corporate fixed income securities	606,474	4,192	2.76	637,486	4,156	2.61
Asset-backed securities	6,011,096	109,065	7.26	6,202,495	98,761	6.37
Federal Home Loan Bank and other capital stock	62,730	739	4.71	57,412	554	3.86
Loans (2)
Securities-based loans	2,297,115	41,624	7.25	2,637,992	42,489	6.44
Commercial and industrial	3,527,489	81,262	9.21	4,816,281	94,258	7.83
Fund banking	3,418,824	67,836	7.94	4,396,455	76,297	6.94
Residential real estate	8,060,619	67,827	3.37	7,446,084	53,479	2.87
Commercial real estate	658,252	11,851	7.20	666,792	10,949	6.57
Home equity lines of credit	142,990	3,032	8.48	107,547	2,012	7.48
Construction and land	1,099,850	22,939	8.34	612,567	11,477	7.49
Other	48,745	762	6.25	46,363	726	6.27
Loans held for sale	489,309	9,009	7.36	206,257	3,365	6.53
Total interest-earning assets (3)	$30,190,551	$464,968	6.16%	$29,741,141	$415,177	5.58%
Cash and due from banks	17,725			12,283
Other non interest-earning assets	110,592			162,716
Total assets	$30,318,868			$29,916,140
Liabilities and stockholders’ equity:
Deposits:
Money market	$24,861,514	$201,720	3.25%	$25,808,784	$126,533	1.96%
Time deposits	7	—	3.24	6,903	50	2.91
Demand deposits	2,745,620	28,343	4.13	1,321,850	10,704	3.24
Savings	623	1	0.76	468	1	0.67
Federal Home Loan Bank advances	—	—	0.00	5,556	68	4.92
Other borrowings	55,111	1,049	7.61	867	38	17.48
Total interest-bearing liabilities (3)	27,662,875	231,113	3.34%	27,144,428	137,394	2.02%
Non-interest-bearing deposits	314,358			441,789
Other non-interest bearing liabilities	144,222			163,370
Total liabilities	28,121,455			27,749,587
Stockholders’ equity	2,197,413			2,166,553
Total liabilities and stockholders’ equity	$30,318,868			$29,916,140
Net interest income/spread		$233,855	2.82%		$277,783	3.56%
Net interest margin			3.10%			3.74%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$26,634	$1,674	$28,308
U.S. government agencies	1	—	1
State and municipal securities (tax-exempt)	—	—	—
Mortgage-backed securities	(446)	313	(133)
Corporate fixed income securities	(151)	187	36
Asset-backed securities	(2,927)	13,231	10,304
Federal Home Loan Bank and other capital stock	55	130	185
Loans
Securities-based loans	(6,575)	5,710	(865)
Commercial and industrial	(18,435)	5,439	(12,996)
Fund banking	(13,810)	5,349	(8,461)
Residential real estate	4,660	9,688	14,348
Commercial real estate	(138)	1,040	902
Home equity lines of credit	726	294	1,020
Construction and land	10,034	1,428	11,462
Other	38	(2)	36
Loans held for sale	5,161	483	5,644
	$4,827	$44,964	$49,791
Interest expense:
Deposits:
Money market	$(4,463)	79,650	$75,187
Time deposits	(57)	7	(50)
Demand deposits	14,053	3,586	17,639
Savings	—	—	—
Federal Home Loan Bank advances	(34)	(34)	(68)
Other borrowings	1,019	(8)	1,011
	$10,518	$83,201	$93,719

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

For the three months ended March 31, 2024, interest revenue of $465.0 million was generated from average interest-earning assets of $30.2 billion at an average interest rate of 6.16%. Interest revenue of $415.2 million for the comparable period in 2023 was generated from average interest-earning assets of $29.7 billion at an average interest rate of 5.58%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended March 31, 2024, interest expense of $231.1 million was incurred from average interest-bearing liabilities of $27.7 billion at an average interest rate of 3.34%. Interest expense of $137.4 million for the comparable period in 2023 was incurred from average interest-bearing liabilities of $27.1 billion at an average interest rate of 2.02%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2024, Global Wealth Management non-interest expenses increased 13.3% to $499.8 million from $441.1 million for the comparable period in 2023.

Compensation and benefits – For the three months ended March 31, 2024, compensation and benefits expense increased 13.8% to $389.5 million from $342.4 million during the comparable period in 2023. The increase is primarily attributable to higher variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 49.3% for the three months ended March 31, 2024, compared to 45.2% for the comparable period in 2023. The increase is primarily attributable to higher compensable revenues over the comparable period in 2023.

Occupancy and equipment rental – For the three months ended March 31, 2024, occupancy and equipment rental expense increased 4.7% to $43.3 million from $41.4 million during the comparable period in 2023. The increase is primarily attributable to higher data processing expense and occupancy costs associated with an increase in business activity.

Communications and office supplies – For the three months ended March 31, 2024, communications and office supplies expense increased 5.0% to $16.5 million from $15.8 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote equipment expenses and postage and shipping expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2024, commissions and floor brokerage expense increased 1.4% to $6.4 million from $6.3 million during the comparable period in 2023. The increase is primarily attributable to higher processing expenses, partially offset by lower clearing expenses.

Provision for credit losses – For the three months ended March 31, 2024, provision for credit losses increased 1.0% to $5.0 million from $4.9 million during the comparable period in 2023. The increase is primarily attributable to changes in the outlook for macroeconomic conditions.

Other operating expenses – For the three months ended March 31, 2024, other operating expenses increased 28.8% to $39.0 million from $30.3 million during the comparable period in 2023. The increase is primarily attributable to increases in litigation and settlement expenses, FDIC-insurance, bank service charges, and professional fees.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2024, income before income taxes decreased 8.0% to $290.7 million from $316.1 million during the comparable period in 2023.

Profit margins (income before income taxes as a percent of net revenues) have decreased to 36.8% for the three months ended March 31, 2024, from 41.7% during the comparable period in 2023, primarily due to an increase in operating expenses during the quarter, partially offset by higher net revenues.

Results of Operations – Institutional Group

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$64,259	$59,359	8.3	18.3%	17.8%
Principal transactions	78,478	64,458	21.8	22.3	19.4
Transactional revenues	142,737	123,817	15.3	40.6	37.2
Capital raising	90,417	56,658	59.6	25.7	17.1
Advisory	119,252	151,063	(21.1)	34.0	45.4
Investment banking	209,669	207,721	0.9	59.7	62.5
Interest	6,332	5,465	15.9	1.8	1.6
Other income	3,634	2,296	58.3	1.0	0.7
Total revenues	362,372	339,299	6.8	103.1	102.0
Interest expense	10,996	6,686	64.5	3.1	2.0
Net revenues	351,376	332,613	5.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	215,749	205,905	4.8	61.4	61.9
Occupancy and equipment rental	22,121	21,273	4.0	6.3	6.4
Communication and office supplies	25,159	25,247	(0.3)	7.2	7.6
Commissions and floor brokerage	9,342	8,105	15.3	2.7	2.4
Other operating expenses	41,896	38,363	9.2	11.8	11.6
Total non-interest expenses	314,267	298,893	5.1	89.4	89.9
Income before income taxes	$37,109	$33,720	10.1	10.6%	10.1%

NET REVENUES

For the three months ended March 31, 2024, Institutional Group net revenues increased 5.6% to $351.4 million from $332.6 million for the comparable period in 2023. The increase in net revenues was primarily attributable to increases in capital-raising revenues and transactional revenues, partially offset by lower advisory revenues.

Commissions – For the three months ended March 31, 2024, commission revenues increased 8.3% to $64.3 million from $59.4 million in the comparable period in 2023.

Principal transactions – For the three months ended March 31, 2024, principal transactions revenues increased 21.8% to $78.5 million from $64.5 million in the comparable period in 2023.

Transactional revenues – For the three months ended March 31, 2024, institutional transactional revenues increased 15.3% to $142.7 million from $123.8 million in the comparable period in 2023.

For the three months ended March 31, 2024, fixed income institutional transactional revenues increased 24.1% to $88.6 million from $71.4 million in the comparable period in 2023. The increase in fixed income institutional transactional revenues is primarily attributable to improved market conditions and increased client activity.

For the three months ended March 31, 2024, equity institutional transactional revenues increased 3.2% to $54.1 million from $52.4 million during the comparable period in 2023. The increase in equity institutional transactional revenues is primarily attributable to higher trading gains.

Investment banking – For the three months ended March 31, 2024, investment banking revenues increased 0.9% to $209.7 million from $207.7 million during the comparable period in 2023.

For the three months ended March 31, 2024, capital-raising revenues increased 59.6% to $90.4 million from $56.7 million in the comparable period in 2023.

For the three months ended March 31, 2024, equity capital-raising revenues increased 63.3% to $40.3 million from $24.7 million during the comparable period in 2023 driven by higher volumes.

For the three months ended March 31, 2024, fixed income capital-raising revenues increased 56.7% to $50.1 million from $32.0 million during the comparable period in 2023. The increase is primarily attributable to higher bond issuances.

For the three months ended March 31, 2024, advisory revenues decreased 21.1% to $119.3 million from $151.1 million in the comparable period in 2023. The decrease is primarily attributable to lower levels of completed advisory transactions over the comparable period in 2023.

Interest – For the three months ended March 31, 2024, interest increased 15.9% to $6.3 million from $5.5 million in the comparable period in 2023.

Other income – For the three months ended March 31, 2024, other income increased 58.3% to $3.6 million from $2.3 million in the comparable period in 2023. The increase is primarily attributable to rental income generated from our aircraft engine leasing business.

Interest expense – For the three months ended March 31, 2024, interest expense increased 64.5% to $11.0 million from $6.7 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended March 31, 2024, Institutional Group non-interest expenses increased 5.1% to $314.3 million from $298.9 million for the comparable period in 2023.

Compensation and benefits – For the three months ended March 31, 2024, compensation and benefits expense increased 4.8% to $215.7 million from $205.9 million during the comparable period in 2023. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 61.4% for the three months ended March 31, 2024, compared to 61.9% for the comparable period in 2023. The decrease is primarily attributable to higher revenues.

Occupancy and equipment rental – For the three months ended March 31, 2024, occupancy and equipment rental expense increased 4.0% to $22.1 million from $21.3 million during the comparable period in 2023. The increase is attributable to higher occupancy and data processing costs associated with continued investments in our business.

Communications and office supplies – For the three months ended March 31, 2024, communications and office supplies expense of $25.2 million remained relatively consistent with the comparable period in 2023.

Commissions and floor brokerage – For the three months ended March 31, 2024, commissions and floor brokerage expense increased 15.3% to $9.3 million from $8.1 million during the comparable period in 2023. The increase is primarily attributable to higher ECN trading costs and clearing expenses .

Other operating expenses – For the three months ended March 31, 2024, other operating expenses increased 9.2% to $41.9 million from $38.4 million during the comparable period in 2023. The increase is primarily attributable to higher investment banking transaction expenses, settlement-related expenses, and conference-related expenses, partially offset by lower licensing costs, subscription expenses, and travel and entertainment expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2024, income before income taxes for the Institutional Group segment increased 10.1% to $37.1 million from $33.7 million during the comparable period in 2023.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 10.6% for the three months ended March 31, 2024, from 10.1% during the comparable period in 2023 driven by higher net revenues.

Results of Operations – Other Segment

Three months ended March 31, 2024 Compared with Three months ended March 31, 2023

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Net revenues	$21,162	$16,994	24.5
Non-interest expenses:
Compensation and benefits:
Core business-related	68,877	93,609	(26.4)
Acquisition-related	5,533	9,253	(40.2)
Total compensation and benefits	74,410	102,862	(27.7)
Other operating expenses:
Core business-related	49,297	45,942	7.3
Acquisition-related	6,621	8,136	(18.6)
Total other operating expenses	55,918	54,078	3.4
Total non-interest expenses	130,328	156,940	(17.0)
Loss before income taxes	$(109,166)	$(139,946)	(22.0)%

For the three months ended March 31, 2024, non-interest expenses decreased 17.0% to $130.3 million from $156.9 million in 2023. The decrease is primarily attributable to a decrease in variable compensation.

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

For the three months ended March 31, 2024, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, decreased 30.1% to $12.2 million from $17.4 million in 2023.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $38.3 billion, were up 1.4% over December 31, 2023. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2024, our liabilities were comprised primarily of deposits of $27.6 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $1.1 billion, lease liabilities of $854.6 million, payables to customers of $750.6 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $697.0 million, and accrued employee compensation of $368.4 million. To meet our obligations to clients and operating needs, we had $13.0 billion of cash or assets readily convertible into cash at March 31, 2024.

Cash Flow

Cash and cash equivalents increased $46.7 million to $3.41 billion at March 31, 2024, from $3.36 billion at December 31, 2023. Operating activities used cash of $609.7 million. Investing activities provided cash of $476.8 million due to a decline in our loan portfolio and proceeds from calls and principal paydowns of held-to-maturity securities, partially offset by investment securities purchases and fixed asset purchases. Financing activities provided cash of $85.1 million primarily due to an increase in bank deposits, securities loaned, and securities sold under agreement to repurchase, partially offset by tax payments related to shares withheld for stock-based compensation, repurchases of our common stock, and dividends paid on our common and preferred stock.

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

Liquidity and capital resources are provided primarily through our business operations and financing activities. Financing activities could include bank borrowings, collateralized financing arrangements, new or enhanced deposit product offerings such as the SmartRate Program, or additional capital-raising activities under our “universal” shelf registration statement. We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity in the short-term. We also believe that we will be able to continue to meet our long-term cash requirements due to our strong financial position and ability to access capital from financial markets.

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

As of March 31, 2024, we had $38.3 billion in assets, $13.0 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,408,528	$3,361,801
Receivables from brokers, dealers, and clearing organizations	657,871	414,144
Securities purchased under agreements to resell	451,056	349,849
Financial instruments owned at fair value	1,131,886	834,279
Available-for-sale securities at fair value	1,499,982	1,551,686
Held-to-maturity securities at amortized cost	5,793,750	5,888,798
Investments	23,657	23,189
Total cash and assets readily convertible to cash	$12,966,730	$12,423,746

As of March 31, 2024 and December 31, 2023, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2024		December 31, 2023
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$185,381	$—	$185,195	$—
Financial instruments owned at fair value	426,659	426,659	417,644	417,644
Investment portfolio (AFS & HTM)	—	1,986,145	—	2,076,717
	$612,040	$2,412,804	$602,839	$2,494,361

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At March 31, 2024, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See

Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2024, the maximum number of shares that may yet be purchased under this plan was 11.0 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At March 31, 2024, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2024, available cash and highly liquid investments comprised approximately 22% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $3.41 billion of cash and cash equivalents at March 31, 2024, compared to $3.36 billion at December 31, 2023. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.5 billion in available-for-sale investment securities at March 31, 2024, compared to $1.6 billion at December 31, 2023. As of March 31, 2024, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of March 31, 2024, we had $27.6 billion in deposits compared to $27.3 billion at

December 31, 2023. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $25.3 billion and $24.1 billion at March 31, 2024 and December 31, 2023, respectively, which includes $15.6 billion and $14.5 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2024 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at March 31, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the three months ended March 31, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2024, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At March 31, 2024, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.8 billion at March 31, 2024 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2024, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.3 billion with the Fed’s discount window at March 31, 2024. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $25.3 billion at March 31, 2024. At March 31, 2024, there was $26.9 billion in client money market and FDIC-insured product balances.

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

We believe our existing assets, a significant portion of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs. We received a credit rating upgrade from S&P Global Ratings during the first quarter of 2024.

Use of Capital Resources

We have paid $18.8 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2024. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2024, and the years ended December 31, 2025, 2026, 2027, 2028, and thereafter are $131.1 million, $115.4 million, $104.6 million, $85.1 million, $72.7 million, and $156.8 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to two years. In addition, we sponsor non-share-based compensation plans, which includes restricted cash awards that are subject to ratable vesting terms with service requirements. We paid $64.6 million restricted cash awards in March 2024. These awards are amortized as compensation expense over the relevant service period.

At March 31, 2024, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 13.5 million, of which 11.8 million were unvested. At March 31, 2024, there was unrecognized compensation cost for deferred awards of approximately $825.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2024, and the years ended December 31, 2025, 2026, 2027, 2028, and thereafter are $190.5 million, $217.1 million, $176.3 million, $118.0 million, $68.4 million, and $54.8 million, respectively. These estimates could change if our forfeitures change from historical levels.

On March 14, 2024, the Company announced it signed a definitive agreement to acquire Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposits and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. Consideration for this acquisition consisted of cash from operations. We expect to close the acquisition in the third quarter of 2024.

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

At March 31, 2024, Stifel had net capital of $446.4 million, which was 35.3% of aggregate debit items and $421.1 million in excess of its minimum required net capital. At March 31, 2024, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2024, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2024, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At March 31, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For more information, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any material updates to our critical accounting policies and estimates as disclosed in the MD&A of the Company's Annual Report on Form 10-K.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2024, and the daily VaR at March 31, 2024 and December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024			VaR Calculation at
	High	Low	Daily Average	March 31, 2024	December 31, 2023
Daily VaR	$12,537	$5,259	$8,080	$9,032	$6,464

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

The following table illustrates the estimated change in net interest income at March 31, 2024, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	3.8%
+100	1.9
0	—
-100	(1.4)
-200	(4.0)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2024 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$11,566,966	$535,457	$4,157,627	$3,672,206
Securities	6,001,878	173,974	600,897	739,466
Interest-bearing cash	2,462,910	—	—	—
	$20,031,754	$709,431	$4,758,524	$4,411,672
Interest-bearing liabilities:
Transaction accounts and savings	$27,390,319	$—	$—	$—
Certificates of deposit	—	—	5	—
Borrowings	51,290	—	—	—
	$27,441,609	$—	$5	$—
GAP	(7,409,855)	709,431	4,758,519	4,411,672
Cumulative GAP	$(7,409,855)	$(6,700,424)	$(1,941,905)	$2,469,767

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.6 billion and the fair value of the collateral that had been sold or repledged was $426.7 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See “Critical Accounting Policies and Estimates” in Item 2, Part I and “Legal Proceedings” in Item 1, Part II of this report for further discussion of our legal proceedings. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiaries are subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the FCA in the United Kingdom. Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the CIRO. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. When acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2024 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2024.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2024. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 - 31, 2024	510,000	$70.25	510,000	11,326,813
February 1 - 29, 2024	110,000	75.26	110,000	11,216,813
March 1 - 31, 2024	220,000	75.46	220,000	10,996,813
	840,000	$72.27	840,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2024, the maximum number of shares that may yet be purchased under this plan was 11.0 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023; (vi) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

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

Date: May 8, 2024