Form 10-Q
period 2024-06-30
STIFEL FINANCIAL CORP
filed 2024-08-07
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - August 1, 2024
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	102,512,761
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2024	December 31, 2023
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$2,615,670	$3,361,801
Cash segregated for regulatory purposes	41,290	162,048
Receivables:
Brokerage clients, net	840,630	841,507
Brokers, dealers, and clearing organizations	425,218	414,144
Securities purchased under agreements to resell	439,539	349,849
Financial instruments owned, at fair value	1,261,216	918,741
Available-for-sale securities, at fair value	1,583,477	1,551,686
Held-to-maturity securities, at amortized cost	6,059,267	5,888,798
Loans:
Held for investment, net	19,346,967	19,305,805
Held for sale, at lower of cost or market	472,804	423,999
Investments, at fair value	91,465	91,105
Fixed assets, net	325,733	191,528
Operating lease right-of-use assets, net	821,895	778,216
Goodwill	1,388,411	1,388,243
Intangible assets, net	121,231	133,279
Loans and advances to financial advisors and other employees, net	727,105	683,486
Deferred tax assets, net	145,971	121,522
Other assets	1,101,389	1,121,703
Total assets	$37,809,278	$37,727,460
Liabilities
Payables:
Brokerage clients	$508,753	$734,821
Brokers, dealers, and clearing organizations	192,847	231,736
Drafts	78,713	117,688
Securities sold under agreements to repurchase	594,820	417,644
Bank deposits	27,139,753	27,334,579
Financial instruments sold, but not yet purchased, at fair value	634,311	497,741
Accrued compensation	503,960	585,612
Lease liabilities, net	877,849	825,529
Accounts payable and accrued expenses	703,899	512,050
Senior notes	1,116,166	1,115,629
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	32,411,071	32,433,029
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,463 and 111,662,321 shares, respectively	16,749	16,749
Additional paid-in-capital	1,836,561	1,905,097
Retained earnings	3,521,015	3,398,610
Accumulated other comprehensive loss	(84,781)	(74,326)
Treasury stock, at cost, 9,144,457 and 10,600,793 shares, respectively	(576,337)	(636,699)
Total equity	5,398,207	5,294,431
Total liabilities and equity	$37,809,278	$37,727,460

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Commissions	$183,317	$165,358	$368,793	$334,908
Principal transactions	153,574	105,700	292,588	221,222
Investment banking	233,281	166,825	447,230	378,704
Asset management	380,757	320,264	748,233	635,833
Interest	498,152	482,770	1,004,980	934,334
Other income	16,180	894	21,130	(1,399)
Total revenues	1,465,261	1,241,811	2,882,954	2,503,602
Interest expense	247,329	191,090	501,984	346,088
Net revenues	1,217,932	1,050,721	2,380,970	2,157,514
Non-interest expenses:
Compensation and benefits	722,719	615,667	1,402,414	1,266,857
Occupancy and equipment rental	89,852	84,604	178,564	166,744
Communications and office supplies	48,181	44,969	95,548	91,105
Commissions and floor brokerage	14,383	14,112	30,150	28,552
Provision for credit losses	2,954	7,824	8,222	12,744
Other operating expenses	112,949	102,160	220,487	200,244
Total non-interest expenses	991,038	869,336	1,935,385	1,766,246
Income from operations before income tax expense	226,894	181,385	445,585	391,268
Provision for income taxes	61,600	47,033	116,716	99,377
Net income	165,294	134,352	328,869	291,891
Preferred dividends	9,321	9,320	18,641	18,640
Net income available to common shareholders	$155,973	$125,032	$310,228	$273,251

Earnings per common share:
Basic	$1.50	$1.16	$2.98	$2.52
Diluted	$1.41	$1.10	$2.82	$2.38

Cash dividends declared per common share	$0.42	$0.36	$0.84	$0.72

Weighted-average number of common shares outstanding:
Basic	104,150	107,944	104,217	108,360
Diluted	110,285	113,864	110,156	114,658

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$165,294	$134,352	$328,869	$291,891
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(33)	(13,651)	(8,237)	9,059
Foreign currency translation adjustment	(574)	957	(2,218)	4,386
Total other comprehensive income/(loss), net of tax	(607)	(12,694)	(10,455)	13,445
Comprehensive income	$164,687	$121,658	$318,414	$305,336

(1)
Net of tax benefits of $0.2 million and $4.4 million for the three months ended June 30, 2024 and 2023, respectively. Net of a tax benefit of $3.7 million and tax expense of 4.6 million for the six months ended June 30, 2024 and 2023, respectively.
(2)
There were no reclassifications to earnings for the six months ended June 30, 2024. There were no reclassifications to earnings for the three months ended June 30, 2023. Net of reclassifications to earnings of realized losses of $5.6 million for the six months ended June 30, 2023.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2024	2023
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,805,717	1,830,637
Unit amortization, net of forfeitures	38,812	37,783
Distributions under employee plans	(7,893)	(11,844)
Other	(75)	2
Balance, end of period	1,836,561	1,856,578
Retained earnings:
Balance, beginning of period	3,414,744	3,209,815
Net income	165,294	134,352
Dividends declared:
Common	(48,812)	(43,837)
Preferred	(9,321)	(9,320)
Distributions under employee plans	(885)	(6,056)
Other	(5)	1,823
Balance, end of period	3,521,015	3,286,777
Accumulated other comprehensive loss:
Balance, beginning of period	(84,174)	(91,821)
Unrealized losses on securities, net of tax	(33)	(13,651)
Foreign currency translation adjustment, net of tax	(574)	957
Balance, end of period	(84,781)	(104,515)
Treasury stock, at cost:
Balance, beginning of period	(564,095)	(322,988)
Distributions under employee plans	5,355	12,207
Common stock repurchased	(17,597)	(86,821)
Balance, end of period	(576,337)	(397,602)
Total Shareholders' Equity	$5,398,207	$5,342,987

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,905,097	1,928,069
Unit amortization, net of forfeitures	80,969	77,564
Distributions under employee plans	(149,698)	(149,064)
Other	193	9
Balance, end of period	1,836,561	1,856,578
Retained earnings:
Balance, beginning of period	3,398,610	3,169,095
Net income	328,869	291,891
Dividends declared:
Common	(97,420)	(87,565)
Preferred	(18,641)	(18,640)
Distributions under employee plans	(90,845)	(69,829)
Other	442	1,825
Balance, end of period	3,521,015	3,286,777
Accumulated other comprehensive loss:
Balance, beginning of period	(74,326)	(117,960)
Unrealized gains/(losses) on securities, net of tax	(8,237)	9,059
Foreign currency translation adjustment, net of tax	(2,218)	4,386
Balance, end of period	(84,781)	(104,515)
Treasury stock, at cost:
Balance, beginning of period	(636,699)	(352,482)
Distributions under employee plans	138,669	136,222
Common stock repurchased	(78,307)	(181,342)
Balance, end of period	(576,337)	(397,602)
Total Shareholders' Equity	$5,398,207	$5,342,987

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$328,869	$291,891
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,372	28,891
Amortization of loans and advances to financial advisors and other employees	76,901	69,955
Amortization of premium on investment portfolio	4,484	5,037
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	8,222	12,744
Amortization of intangible assets	11,838	9,070
Deferred income taxes	(21,336)	(4,789)
Stock-based compensation	85,189	75,878
Losses/(gains) on sale of investments	443	(1,363)
Gain on sale of leased aircraft engines	(19,763)	—
Other, net	(4,476)	3,060
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	877	29,485
Brokers, dealers, and clearing organizations	(11,074)	113,658
Securities purchased under agreements to resell	(89,690)	(194,420)
Financial instruments owned, including those pledged	(342,475)	(413,146)
Loans originated as held for sale	(1,030,487)	(484,273)
Proceeds from loans held for sale	883,018	500,067
Loans and advances to financial advisors and other employees	(127,006)	(81,128)
Other assets	19,821	(52,896)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(226,068)	109,875
Brokers, dealers, and clearing organizations	(59,998)	51,856
Drafts	(38,975)	(16,064)
Financial instruments sold, but not yet purchased	136,570	210,670
Other liabilities and accrued expenses	(19,738)	(270,368)
Net cash used in operating activities	$(402,482)	$(6,310)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$115,288	$79,339
Calls and principal paydowns of held-to-maturity securities	702,309	38,800
Sale or maturity of investments	5,203	1,794
Sale of leased aircraft engines	36,978	—
Decrease in loans held for investment, net	61,465	30,655
Payments for:
Purchase of fixed assets	(43,588)	(26,749)
Purchase of available-for-sale securities	(162,756)	(18,444)
Purchase of held-to-maturity securities	(872,900)	—
Purchase of investments	(5,670)	(11,554)
Acquisitions, net of cash received	(752)	(60,285)
Net cash provided by/(used in) investing activities	(164,423)	33,556
Cash Flows From Financing Activities:
Payment of contingent consideration	(753)	(919)
Increase in securities sold under agreements to repurchase	177,176	106,310
Decrease in bank deposits, net	(194,826)	(112,304)
Increase in securities loaned	21,109	42,071
Tax payments related to shares withheld for stock-based compensation plans	(102,231)	(80,656)
Repurchase of common stock	(78,307)	(181,342)
Cash dividends on preferred stock	(18,641)	(18,640)
Cash dividends paid to common stock and equity-award holders	(101,293)	(85,856)
Net cash used in financing activities	(297,766)	(331,336)
Effect of exchange rate changes on cash	(2,218)	4,386
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(866,889)	(299,704)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	3,523,849	2,229,002
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$2,656,960	$1,929,298
Supplemental disclosure of cash flow information:
Cash paid for interest	$507,624	$352,657
Cash paid for income taxes, net of refunds	150,990	95,244
Noncash financing activities:
Unit grants, net of forfeitures	148,501	168,545

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$2,615,670	$3,361,801
Cash segregated for regulatory purposes	41,290	162,048
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,656,960	$3,523,849

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations

Stifel Financial Corp. (the “Company”), through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, with a presence in the United Kingdom, Europe, and Canada. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2024 and December 31, 2023, included (in thousands):

	June 30, 2024	December 31, 2023
Receivable from clearing organizations	$207,260	$178,991
Deposits paid for securities borrowed	188,081	215,368
Securities failed to deliver	29,877	19,785
	$425,218	$414,144

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2024 and December 31, 2023, included (in thousands):

	June 30, 2024	December 31, 2023
Deposits received from securities loaned	$156,802	$135,693
Securities failed to receive	33,122	91,636
Payable to clearing organizations	2,923	4,407
	$192,847	$231,736

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$25,891	$12,678	$24,261	$14,454
Money market funds	1,674	—	4,706	—
Mutual funds	537	—	3,632	—
Private equity funds	447	1,181	368	1,181
Total	$28,549	$13,859	$32,967	$15,635

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income securities, and U.S. government agency securities, and sovereign debt, state and municipal securities, and asset-backed securities, included in other in the table below.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, are presented below (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$10,901	$10,901	$—	$—
U.S. government agency securities	194,979	—	194,979	—
Agency mortgage-backed securities	259,206	—	259,206	—
Asset-backed securities	89,007	—	87,804	1,203
Corporate securities:
Fixed income securities	293,994	—	293,994	—
Equity securities	69,216	68,839	377	—
State and municipal securities	271,417	—	271,417	—
Other (1)	72,496	—	6,783	65,713
Total financial instruments owned	1,261,216	79,740	1,114,560	66,916
Available-for-sale securities:
U.S. government agency securities	2,215	—	2,215	—
State and municipal securities	2,337	—	2,337	—
Mortgage-backed securities:
Agency	845,462	—	845,462	—
Commercial	66,830	—	66,830	—
Non-agency	222	—	222	—
Corporate fixed income securities	507,383	—	507,383	—
Asset-backed securities	159,028	—	159,028	—
Total available-for-sale securities	1,583,477	—	1,583,477	—
Investments:
Corporate equity securities	24,464	12,371	215	11,878
Auction rate securities	739	—	—	739
Other (2)	39,387	32	6	39,349
Investments in funds and partnerships measured at NAV	26,875
Total investments	91,465	12,403	221	51,966
Cash equivalents measured at NAV	1,674
Derivative contracts (3)	127,177	—	127,177	—
	$3,065,009	$92,143	$2,825,435	$118,882

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$392,431	$392,431	$—	$—
Agency mortgage-backed securities	74,742	—	74,742	—
Corporate securities:
Fixed income securities	133,943	—	133,943	—
Equity securities	29,122	29,122	—	—
Other (4)	4,073	—	350	3,723
Total financial instruments sold, but not yet purchased	634,311	421,553	209,035	3,723
Derivative contracts (5)	127,156	—	127,156	—
	$761,467	$421,553	$336,191	$3,723

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at March 31, 2024	$1,239	$97,730	$11,878	$783	$39,467
Unrealized losses	—	(27)	—	(44)	(118)
Realized gains/(losses)	903	(196)	—	—	—
Purchases	—	6,792	—	—	—
Sales	—	(32,687)	—	—	—
Redemptions	(939)	(5,899)	—	—	—
Net change	(36)	(32,017)	—	(44)	(118)
Balance at June 30, 2024	$1,203	$65,713	$11,878	$739	$39,349

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2024 (in thousands):

	Six Months Ended June 30, 2024
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2023	$1,498	$82,964	$11,878	$783	$39,467
Unrealized gains/(losses)	—	1,548	—	(44)	(118)
Realized gains/(losses)	1,300	(1,792)	—	—	—
Purchases	—	28,428	—	—	—
Sales	—	(32,944)	—	—	—
Redemptions	(1,595)	(12,491)	—	—	—
Net change	(295)	(17,251)	—	(44)	(118)
Balance at June 30, 2024	$1,203	$65,713	$11,878	$739	$39,349

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2024, relating to Level 3 assets still held at June 30, 2024, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2024 and December 31, 2023, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,615,670	$2,615,670	$3,361,801	$3,361,801
Cash segregated for regulatory purposes	41,290	41,290	162,048	162,048
Securities purchased under agreements to resell	439,539	439,539	349,849	349,849
Financial instruments owned	1,261,216	1,261,216	918,741	918,741
Available-for-sale securities	1,583,477	1,583,477	1,551,686	1,551,686
Held-to-maturity securities	6,059,267	6,074,257	5,888,798	5,852,176
Bank loans	19,346,967	18,418,965	19,305,805	18,259,923
Loans held for sale	472,804	472,804	423,999	423,999
Investments	91,465	91,465	91,105	91,105
Derivative contracts (1)	127,177	127,177	118,668	118,668
Financial liabilities:
Securities sold under agreements to repurchase	$594,820	$594,820	$417,644	$417,644
Bank deposits	27,139,753	25,222,469	27,334,579	25,326,174
Financial instruments sold, but not yet purchased	634,311	634,311	497,741	497,741
Senior notes	1,116,166	1,058,131	1,115,629	1,041,217
Debentures to Stifel Financial Capital Trusts	60,000	56,975	60,000	55,507
Derivative contracts (2)	127,156	127,156	118,651	118,651

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,613,996	$2,613,996	$—	$—
Cash segregated for regulatory purposes	41,290	41,290	—	—
Securities purchased under agreements to resell	439,539	—	439,539	—
Held-to-maturity securities	6,074,257	—	5,980,647	93,610
Bank loans	18,418,965	—	18,418,965	—
Loans held for sale	472,804	—	472,804	—
Financial liabilities:
Securities sold under agreements to repurchase	$594,820	$—	$594,820	$—
Bank deposits	25,222,469	—	25,222,469	—
Senior notes	1,058,131	1,058,131	—	—
Debentures to Stifel Financial Capital Trusts	56,975	—	—	56,975

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$3,357,095	$3,357,095	$—	$—
Cash segregated for regulatory purposes	162,048	162,048	—	—
Securities purchased under agreements to resell	349,849	—	349,849	—
Held-to-maturity securities	5,852,176	—	5,758,130	94,046
Bank loans	18,259,923	—	18,259,923	—
Loans held for sale	423,999	—	423,999	—
Financial liabilities:
Securities sold under agreements to repurchase	$417,644	$—	$417,644	$—
Bank deposits	25,326,174	—	25,326,174	—
Senior notes	1,041,217	1,041,217	—	—
Debentures to Stifel Financial Capital Trusts	55,507	—	—	55,507

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2024 and December 31, 2023.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2024 and December 31, 2023 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2024 and December 31, 2023 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Financial instruments owned:
U.S. government securities	$10,901	$32,411
U.S. government agency securities	194,979	106,634
Agency mortgage-backed securities	259,206	159,903
Asset-backed securities	89,007	19,604
Corporate securities:
Fixed income securities	293,994	237,671
Equity securities	69,216	52,520
State and municipal securities	271,417	223,155
Other (1)	72,496	86,843
	$1,261,216	$918,741
Financial instruments sold, but not yet purchased:
U.S. government securities	$392,431	$273,653
Agency mortgage-backed securities	74,742	52,664
Corporate securities:
Fixed income securities	133,943	138,359
Equity securities	29,122	21,576
Other (2)	4,073	11,489
	$634,311	$497,741

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans, sovereign debt, state and municipal securities, and asset-backed securities.

At June 30, 2024 and December 31, 2023, financial instruments owned in the amount of $516.8 million and $303.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,392	$—	$(177)	$2,215
State and municipal securities	2,350	—	(13)	2,337
Mortgage-backed securities:
Agency	971,702	80	(126,320)	845,462
Commercial	69,885	—	(3,055)	66,830
Non-agency	233	—	(11)	222
Corporate fixed income securities	563,266	—	(55,883)	507,383
Asset-backed securities	160,908	40	(1,920)	159,028
	$1,770,736	$120	$(187,379)	$1,583,477
Held-to-maturity securities (2)
Asset-backed securities	$6,059,267	$20,034	$(5,044)	$6,074,257

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,376	$5	$(162)	$2,219
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	855,456	—	(109,286)	746,170
Commercial	70,326	—	(3,655)	66,671
Non-agency	274	—	(13)	261
Corporate fixed income securities	615,131	—	(58,970)	556,161
Asset-backed securities	181,717	—	(3,864)	177,853
	$1,727,630	$6	$(175,950)	$1,551,686
Held-to-maturity securities (2)
Asset-backed securities	$5,888,798	$6,387	$(43,009)	$5,852,176

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2024, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at June 30, 2024 and December 31, 2023 was $89.8 million and $95.7 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three and six months ended June 30, 2024. There were no sales of available-for-sale securities during the three months ended June 30, 2023. During the six months ended June 30, 2023, we received proceeds of $2.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at June 30, 2024 and December 31, 2023 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$97,248	$96,116	$105,389	$104,113
After one year through three years	153,728	145,030	184,975	174,827
After three years through five years	26,293	23,346	38,462	34,316
After five years through ten years	428,283	377,250	448,931	398,624
After ten years	1,065,184	941,735	949,873	839,806
	$1,770,736	$1,583,477	$1,727,630	$1,551,686
Held-to-maturity securities
After three years through five years	15,000	15,000	—	—
After five years through ten years	2,867,782	2,872,188	2,754,817	2,740,154
After ten years	3,176,485	3,187,069	3,133,981	3,112,022
	$6,059,267	$6,074,257	$5,888,798	$5,852,176

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2024, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,215	$—	$—	$2,215
State and municipal securities	—	2,337	—	—	2,337
Mortgage-backed securities:
Agency	—	241	81,553	763,668	845,462
Commercial	—	—	—	66,830	66,830
Non-agency	—	—	222	—	222
Corporate fixed income securities	96,116	163,583	247,684	—	507,383
Asset-backed securities	—	—	47,791	111,237	159,028
	$96,116	$168,376	$377,250	$941,735	$1,583,477
Held-to-maturity securities
Asset-backed securities	$—	$15,000	$2,867,782	$3,176,485	$6,059,267

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At June 30, 2024 and December 31, 2023, securities of $694.4 million and $746.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2024 and December 31, 2023, securities of $1.1 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$(3)	$443	$(174)	$1,772	$(177)	$2,215
State and municipal securities	(13)	2,337	—	—	(13)	2,337
Mortgage-backed securities:
Agency	(217)	96,388	(126,103)	684,458	(126,320)	780,846
Commercial	—	—	(3,055)	66,830	(3,055)	66,830
Non-agency	—	—	(11)	222	(11)	222
Corporate fixed income securities	(66)	6,547	(55,817)	500,836	(55,883)	507,383
Asset-backed securities	(386)	32,908	(1,534)	113,079	(1,920)	145,987
	$(685)	$138,623	$(186,694)	$1,367,197	$(187,379)	$1,505,820

At June 30, 2024, the amortized cost of 270 securities classified as available for sale exceeded their fair value by $187.4 million, of which $186.7 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2024, was $1.5 billion, which was 95.1% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at June 30, 2024 (in thousands):

	AAA	AA	A	C	Total
Held-to-maturity securities
Asset-backed securities	$1,584,129	$4,468,981	$5,000	$1,157	$6,059,267

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2024 and December 31, 2023 (in thousands, except percentages):

	June 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Residential real estate	$8,253,851	42.2%	$8,047,647	41.4%
Commercial and industrial	3,689,379	18.9	3,566,987	18.3
Fund banking	3,346,785	17.1	3,633,126	18.7
Securities-based loans	2,253,045	11.5	2,306,455	11.9
Construction and land	1,198,395	6.1	1,034,370	5.3
Commercial real estate	608,911	3.1	660,631	3.4
Home equity lines of credit	158,472	0.8	136,270	0.7
Other	45,920	0.3	55,981	0.3
Gross bank loans	19,554,758	100.0%	19,441,467	100.0%
Loans in process/(unapplied loan payments), net	(67,194)		1,108
Unamortized loan fees, net	(5,483)		(8,478)
Allowance for loan losses	(135,114)		(128,292)
Loans held for investment, net	$19,346,967		$19,305,805

At June 30, 2024 and December 31, 2023, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $38.0 million and $46.0 million, respectively.

At June 30, 2024 and December 31, 2023, we had loans held for sale of $472.8 million and $424.0 million, respectively. For the three months ended June 30, 2024 and 2023, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $1.5 million and $2.0 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2024 and 2023, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $2.9 million and $2.6 million, respectively, from the sale of originated loans, net of fees and costs.

At June 30, 2024 and December 31, 2023, loans, primarily consisting of residential and commercial real estate loans of $7.6 billion and $7.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings.

Accrued interest receivable for loans and loans held for sale at June 30, 2024 and December 21, 2023 was $97.8 million and $94.0 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2024 (in thousands).

	Three Months Ended June 30, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$65,887	$10,708	$(241)	$—	$76,354
Construction and land	18,589	(2,210)	—	—	16,379
Commercial real estate	20,689	(3,687)	(1,690)	—	15,312
Fund banking	8,763	3,416	—	—	12,179
Residential real estate	12,507	(1,265)	—	—	11,242
Securities-based loans	3,068	(255)	—	—	2,813
Home equity lines of credit	246	116	—	—	362
Other	464	9	—	—	473
	$130,213	$6,832	$(1,931)	$—	$135,114

	Six Months Ended June 30, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,077	$12,155	$(3,811)	$933	$76,354
Construction and land	11,817	4,562	—	—	16,379
Commercial real estate	21,386	(4,384)	(1,690)	—	15,312
Fund banking	10,173	2,006	—	—	12,179
Residential real estate	13,855	(2,613)	—	—	11,242
Securities-based loans	3,035	(222)	—	—	2,813
Home equity lines of credit	371	(9)	—	—	362
Other	578	(105)	—	—	473
	$128,292	$11,390	$(5,501)	$933	$135,114

During the three months ended June 30, 2024, we recorded $3.0 million of net credit loss reserves, including $6.8 million of the reserve for credit losses for funded loans, partially offset by a release of $3.9 million of the allowance for unfunded lending commitments. During the six months ended June 30, 2024, we recorded $8.2 million of net credit loss reserves, including $11.4 million of the reserve for credit losses for funded loans and $0.3 million related to employee retention awards, partially offset by a release of $3.5 million of the allowance for unfunded lending commitments. During the three months ended June 30, 2023, we recorded $7.8 million of net credit loss reserves, including $6.1 million of the reserve for credit losses for funded loans and $1.7 million of the reserve for unfunded lending commitments. During the six months ended June 30, 2023, we recorded $12.7 million of net credit loss reserves, including $11.5 million of the reserve for credit losses for funded loans and $1.3 million of the reserve for unfunded lending commitments. The provision for unfunded lending agreements is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

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

The following tables present the aging of the recorded investment in past due loans at June 30, 2024 and December 31, 2023 by portfolio segment (in thousands):

	As of June 30, 2024
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$16,109	$2,359	$18,468	$8,235,383	$8,253,851
Commercial and industrial	27,475	2,329	29,804	3,659,575	3,689,379
Fund banking	—	—	—	3,346,785	3,346,785
Securities-based loans	—	—	—	2,253,045	2,253,045
Construction and land	—	—	—	1,198,395	1,198,395
Commercial real estate	—	—	—	608,911	608,911
Home equity lines of credit	681	378	1,059	157,413	158,472
Other	41	63	104	45,816	45,920
Total	$44,306	$5,129	$49,435	$19,505,323	$19,554,758

	As of June 30, 2024*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$33,266	$13,388	$46,654
Commercial real estate	35,649	—	35,649
Residential real estate	1,435	924	2,359
Home equity lines of credit	378	—	378
Other	63	—	63
Total	$70,791	$14,312	$85,103

* There were no loans past due 90 days and still accruing interest at June 30, 2024.

	As of December 31, 2023
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$15,312	$3,945	$19,257	$8,028,390	$8,047,647
Fund banking	—	—	—	3,633,126	3,633,126
Commercial and industrial	—	2,022	2,022	3,564,965	3,566,987
Securities-based loans	—	3	3	2,306,452	2,306,455
Construction and land	—	—	—	1,034,370	1,034,370
Commercial real estate	—	—	—	660,631	660,631
Home equity lines of credit	570	87	657	135,613	136,270
Other	45	59	104	55,877	55,981
Total	$15,927	$6,116	$22,043	$19,419,424	$19,441,467

	As of December 31, 2023*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial real estate	$39,195	$—	$39,195
Residential real estate	3,090	1,000	4,090
Commercial and industrial	—	2,022	2,022
Securities-based loans	—	3	3
Home equity lines of credit	22	65	87
Other	59	—	59
Total	$42,366	$3,090	$45,456

* There were no loans past due 90 days and still accruing interest at December 31, 2023.

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and six months ended June 30, 2024 and 2023 were not significant.

The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2024 and 2023, were insignificant to the consolidated financial statements.

Credit quality indicators

As of June 30, 2024, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At June 30, 2024 and December 31, 2023, 96.9% and 97.0% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,248,043	$3,449	$2,359	$—	$8,253,851
Commercial and industrial	3,344,761	166,429	148,385	29,804	3,689,379
Fund banking	3,346,785	—	—	—	3,346,785
Securities-based loans	2,253,045	—	—	—	2,253,045
Construction and land	1,149,751	—	48,644	—	1,198,395
Commercial real estate	485,955	30,827	92,129	—	608,911
Home equity lines of credit	158,094	—	378	—	158,472
Other	45,833	36	—	51	45,920
Total	$19,032,267	$200,741	$291,895	$29,855	$19,554,758

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,042,246	$1,456	$3,945	$—	$8,047,647
Fund banking	3,633,126	—	—	—	3,633,126
Commercial and industrial	3,294,891	89,302	180,772	2,022	3,566,987
Securities-based loans	2,306,452	—	—	3	2,306,455
Construction and land	963,083	71,287	—	—	1,034,370
Commercial real estate	512,171	49,264	99,196	—	660,631
Home equity lines of credit	135,806	377	87	—	136,270
Other	55,922	—	—	59	55,981
Total	$18,943,697	$211,686	$284,000	$2,084	$19,441,467

	Term Loans Amortized Cost Basis by Origination Year – June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$557,765	$1,143,019	$2,547,526	$2,229,118	$880,955	$889,660	$—	$8,248,043
Special Mention	—	1,100	576	—	—	1,773	—	3,449
Substandard	—	—	1,576	—	—	783	—	2,359
Doubtful	—	—	—	—	—	—	—	—
	$557,765	$1,144,119	$2,549,678	$2,229,118	$880,955	$892,216	$—	$8,253,851
Commercial and industrial:
Pass	$420,529	$606,248	$805,524	$668,401	$79,867	$121,206	$642,986	$3,344,761
Special Mention	421	10,289	46,704	28,125	877	—	80,013	166,429
Substandard	6,790	—	53,197	34,522	—	3,462	50,414	148,385
Doubtful	—	—	—	27,475	—	—	2,329	29,804
	$427,740	$616,537	$905,425	$758,523	$80,744	$124,668	$775,742	$3,689,379
Fund banking:
Pass	$—	$790	$41,588	$—	$447	$—	$3,303,960	$3,346,785
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$790	$41,588	$—	$447	$—	$3,303,960	$3,346,785
Securities-based loans:
Pass	$2,187	$14,728	$2,421	$2,123	$48,039	$36,572	$2,146,975	$2,253,045
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$2,187	$14,728	$2,421	$2,123	$48,039	$36,572	$2,146,975	$2,253,045
Construction and land:
Pass	$—	$175,662	$557,241	$212,681	$191,027	$13,140	$—	$1,149,751
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	48,644	—	48,644
Doubtful	—	—	—	—	—	—	—	—
	$—	$175,662	$557,241	$212,681	$191,027	$61,784	$—	$1,198,395
Commercial real estate:
Pass	$—	$32,985	$283,639	$64,660	$30,371	$74,300	$—	$485,955
Special Mention	—	—	30,827	—	—	—	—	30,827
Substandard	—	—	56,480	35,649	—	—	—	92,129
Doubtful	—	—	—	—	—	—	—	—
	$—	$32,985	$370,946	$100,309	$30,371	$74,300	$—	$608,911
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$158,094	$158,094
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	378	378
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$158,472	$158,472
Other:
Pass	$2,855	$—	$3,991	$—	$10,000	$22,053	$6,934	$45,833
Special Mention	—	—	—	—	—	—	36	36
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	51	51
	$2,855	$—	$3,991	$—	$10,000	$22,053	$7,021	$45,920

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2023	Adjustments	Write-off	June 30, 2024
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	1,053,234	168	—	1,053,402
	$1,388,243	$168	$—	$1,388,411

	December 31, 2023	Adjustments	Amortization	June 30, 2024
Intangible assets
Global Wealth Management	$28,687	$—	$(2,226)	$26,461
Institutional Group	104,592	(210)	(9,612)	94,770
	$133,279	$(210)	$(11,838)	$121,231

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$227,098	$129,450	$227,486	$122,971
Trade names	30,359	23,107	30,359	22,366
Acquired technology	18,314	6,179	18,314	3,447
Non-compete agreements	10,700	9,099	10,700	8,421
Investment banking backlog	8,913	6,543	8,913	5,758
Core deposits	8,615	8,390	8,615	8,145
	$303,999	$182,768	$304,387	$171,108

Amortization expense related to intangible assets was $6.0 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $11.8 million and $9.1 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2024, are: customer relationships, 9.3 years; trade names, 6.7 years; non-compete agreements, 4.2 years; acquired technology, 2.1 years; core deposits, 0.8 years; and investment banking backlog, 4.4 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of June 30, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2024	$11,317
2025	20,970
2026	16,885
2027	13,188
2028	12,230
Thereafter	44,523
$119,113

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

Our uncommitted secured lines of credit at June 30, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the six months ended June 30, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2024 was 2.14%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2024, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At June 30, 2024, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
4.25% senior notes, due 2024 (1)	$500,000	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	1,125,000	1,125,000
Debt issuance costs, net	(8,834)	(9,371)
Senior notes, net	$1,116,166	$1,115,629

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
$1,125,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Demand deposits (interest-bearing)	$26,754,212	$27,111,072
Demand deposits (non-interest-bearing)	304,795	223,505
Certificates of deposit	80,746	2
	$27,139,753	$27,334,579

The weighted-average interest rate on deposits was 3.31% and 2.66% at June 30, 2024 and December 31, 2023, respectively. Certificates of deposit, of $0.1 million and greater, due within one year at June 30, 2024 was $80.7 million.

At June 30, 2024 and December 31, 2023, bank deposits include related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were $4.0 million and $9.0 million, respectively. Brokerage customers’ deposits were $25.0 billion and $24.1 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$127,177	$127,156	$2,053,083

	December 31, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$118,668	$118,651	$1,994,919

The scheduled maturities of our derivative instruments as of June 30, 2024, are as follows (in thousands):

Within one year	$215,002
One to three years	673,833
Three to five years	403,866
Five to ten years	668,395
Ten to fifteen years	74,846
Fifteen years and thereafter	17,141
$2,053,083

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Swaps	$1,883,083	$1,824,919
Written options	170,000	170,000
	$2,053,083	$1,994,919

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$188,081	$439,539	$127,177	$754,797
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	188,081	439,539	127,177	754,797
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(51,334)	(21,904)	(4,963)	(78,201)
Available collateral	(125,288)	(415,739)	(103,413)	(644,440)
Net amount	$11,459	$1,896	$18,801	$32,156

	As of December 31, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$215,368	$349,849	$118,668	$683,885
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	215,368	349,849	118,668	683,885
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(23,691)	(23,441)	(14,556)	(61,688)
Available collateral	(184,689)	(325,627)	(82,607)	(592,923)
Net amount	$6,988	$781	$21,505	$29,274
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $435.7 million and $350.2 million at June 30, 2024 and December 31, 2023, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $90.3 million and $84.1 million at June 30, 2024 and December 31, 2023, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(156,802)	$(594,820)	$(127,156)	$(878,778)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(156,802)	(594,820)	(127,156)	(878,778)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	51,334	21,904	4,963	78,201
Collateral pledged	105,466	572,916	37,012	715,394
Net amount	$(2)	$—	$(85,181)	$(85,183)

	As of December 31, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(135,693)	$(417,644)	$(118,651)	$(671,988)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(135,693)	(417,644)	(118,651)	(671,988)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	23,691	23,441	14,556	61,688
Collateral pledged	111,981	394,203	22,661	528,845
Net amount	$(21)	$—	$(81,434)	$(81,455)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $634.2 million and $425.9 million at June 30, 2024 and December 31, 2023, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $19.6 million and $19.1 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2024, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of June 30, 2024, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $74.7 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2024, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

At June 30, 2024, Stifel had net capital of $456.5 million, which was 40.0% of aggregate debit items and $433.7 million in excess of its minimum required net capital. At June 30, 2024, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2024, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At June 30, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2024 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,359,436	14.8%	$1,023,034	4.5%	$1,477,715	6.5%
Tier 1 capital	4,044,436	17.8%	1,364,045	6.0%	1,818,726	8.0%
Total capital	4,264,588	18.8%	1,818,726	8.0%	2,273,408	10.0%
Tier 1 leverage	4,044,436	11.1%	1,451,022	4.0%	1,813,778	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,268,458	10.9%	$522,888	4.5%	$755,283	6.5%
Tier 1 capital	1,268,458	10.9%	697,184	6.0%	929,579	8.0%
Total capital	1,393,211	12.0%	929,579	8.0%	1,161,973	10.0%
Tier 1 leverage	1,268,458	7.1%	714,922	4.0%	893,653	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$742,135	13.1%	$254,818	4.5%	$368,070	6.5%
Tier 1 capital	742,135	13.1%	339,757	6.0%	453,010	8.0%
Total capital	782,269	13.8%	453,010	8.0%	566,262	10.0%
Tier 1 leverage	742,135	7.1%	416,121	4.0%	520,151	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At June 30, 2024 and December 31, 2023, operating lease right-of-use assets were $821.9 million and $778.2 million, respectively, and lease liabilities were $877.8 million and $825.5 million, respectively.

The table below summarizes our net lease cost for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating lease cost	$27,680	$26,349
Short-term lease cost	654	385
Variable lease cost	6,752	6,990
Sublease income	(274)	(273)
Net lease cost	$34,812	$33,451

	Six Months Ended June 30,
	2024	2023
Operating lease cost	$55,192	$52,778
Short-term lease cost	1,378	715
Variable lease cost	14,012	13,945
Sublease income	(549)	(562)
Net lease cost	$70,033	$66,876

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the six months ended June 30, 2024 (in thousands):

Operating lease cash flows	$48,396
Right-of-use assets obtained in exchange for new operating lease liabilities	$77,719
Weighted-average remaining lease term (years)	12.7
Weighted-average discount rate	4.93%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of June 30, 2024, (in thousands, except percentages).

Remainder of 2024	$52,385
2025	104,083
2026	104,910
2027	105,482
2028	103,283
Thereafter	753,116
Total undiscounted lease payments	1,223,259
Imputed interest	(345,410)
Total operating lease liabilities	$877,849

Aircraft Engine Operating Leases

As of June 30, 2024, the Company had a total lease portfolio of 25 aircraft engines with a net book value of $137.8 million, which is included in fixed assets, net in the consolidated statements of financial condition. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for additional information. During the second quarter of 2024, the Company sold 3 aircraft engines with a net book value of $17.5 million and recognized a gain from the sale of $19.8 million, which is included in principal transactions in the consolidated statement of operations.

As of June 30, 2024, minimum future payments under non-cancelable leases were (in thousands):

Remainder of 2024	$10,754
2025	13,648
2026	9,701
2027	5,210
2028	2,670
Thereafter	9,335
$51,318

Lease income, included in other income in the consolidated statements of operations, was $7.7 million and $9.6 million for the three and six months ended June 30, 2024, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Revenues from contracts with customers:
Commissions	$183,317	$165,358
Investment banking	233,281	166,825
Asset management	380,757	320,264
Other	1,562	1,380
Total revenue from contracts with customers	798,917	653,827
Other sources of revenue:
Interest	498,152	482,770
Principal transactions	153,574	105,700
Other	14,618	(486)
Total revenues	$1,465,261	$1,241,811

	Six Months Ended June 30,
	2024	2023
Revenues from contracts with customers:
Commissions	$368,793	$334,908
Investment banking	447,230	378,704
Asset management	748,233	635,833
Other	2,798	2,607
Total revenue from contracts with customers	1,567,054	1,352,052
Other sources of revenue:
Interest	1,004,980	934,334
Principal transactions	292,588	221,222
Other	18,332	(4,006)
Total revenues	$2,882,954	$2,503,602

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$121,465	$61,852	$—	$183,317
Capital raising	5,780	96,090	—	101,870
Advisory	—	131,411	—	131,411
Investment banking	5,780	227,501	—	233,281
Asset management	380,737	20	—	380,757
Other	1,562	—	—	1,562
Total	509,544	289,373	—	798,917
Primary Geographic Region:
United States	509,544	234,098	—	743,642
United Kingdom	—	33,386	—	33,386
Canada	—	9,712	—	9,712
Other	—	12,177	—	12,177
	$509,544	$289,373	$—	$798,917

	Three Months Ended June 30, 2023
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$109,836	$55,522	$—	$165,358
Capital raising	4,065	74,886	—	78,951
Advisory	—	87,874	—	87,874
Investment banking	4,065	162,760	—	166,825
Asset management	320,238	26	—	320,264
Other	1,318	—	62	1,380
Total	435,457	218,308	62	653,827
Primary Geographic Region:
United States	435,457	142,383	62	577,902
United Kingdom	—	45,221	—	45,221
Canada	—	7,614	—	7,614
Other	—	23,090	—	23,090
	$435,457	$218,308	$62	$653,827

	Six Months Ended June 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$242,682	$126,111	$—	$368,793
Capital raising	10,060	186,507	—	196,567
Advisory	—	250,663	—	250,663
Investment banking	10,060	437,170	—	447,230
Asset management	748,187	46	—	748,233
Other	2,798	—	—	2,798
Total	1,003,727	563,327	—	1,567,054
Primary Geographic Region:
United States	1,003,727	457,548	—	1,461,275
United Kingdom	—	61,571	—	61,571
Canada	—	21,087	—	21,087
Other	—	23,121	—	23,121
	$1,003,727	$563,327	$—	$1,567,054

	Six Months Ended June 30, 2023
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$220,027	$114,881	$—	$334,908
Capital raising	8,223	131,544	—	139,767
Advisory	—	238,937	—	238,937
Investment banking	8,223	370,481	—	378,704
Asset management	635,775	58	—	635,833
Other	2,502	—	105	2,607
Total	866,527	485,420	105	1,352,052
Primary Geographic Region:
United States	866,527	353,260	105	1,219,892
United Kingdom	—	68,604	—	68,604
Canada	—	30,137	—	30,137
Other	—	33,419	—	33,419
	$866,527	$485,420	$105	$1,352,052

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2024. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2024.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $158.2 million and $136.9 million at June 30, 2024 and December 31, 2023, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the six months ended June 30, 2024.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2024 and December 31, 2023 was $22.0 million and $18.5 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans held for investment, net	$311,079	$313,034	$617,221	$608,086
Investment securities	117,858	116,204	236,393	224,531
Interest-bearing cash and federal funds sold	37,817	24,995	92,158	47,720
Margin balances	13,956	15,352	28,160	30,223
Financial instruments owned	6,345	4,631	11,205	8,352
Other	11,097	8,554	19,843	15,422
	$498,152	$482,770	$1,004,980	$934,334
Interest expense:
Bank deposits	$220,287	$171,362	$450,351	$308,650
Senior notes	12,507	12,506	25,013	25,012
Other	14,535	7,222	26,620	12,426
	$247,329	$191,090	$501,984	$346,088

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 4.0 million shares at June 30, 2024.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $36.8 million and $38.1 million for the three months ended June 30, 2024 and 2023, respectively, and $70.1 million and $67.7 million for the six months ended June 30, 2024 and 2023, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $30.6 million and $27.3 million for the three months ended June 30, 2024 and 2023, respectively, and $58.0 million and $51.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2024, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 13.7 million, of which 12.1 million were unvested.

At June 30, 2024, there was unrecognized compensation cost for deferred awards of approximately $766.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.4 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively and $9.2 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2024 and December 31, 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.6 billion and $1.6 billion, respectively, and the fair value of the collateral that had been sold or repledged was $594.8 million and $417.6 million, respectively.

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

At June 30, 2024 and December 31, 2023, Stifel Bancorp had outstanding commitments to originate loans aggregating $269.0 million and $103.6 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2024, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2024 and December 31, 2023, Stifel Bancorp had outstanding letters of credit totaling $35.7 million and $37.1 million, respectively. A majority of the standby letters of credit commitments at June 30, 2024, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2024 and December 31, 2023, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.6 billion and $6.3 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2024 and December 31, 2023, the expected credit losses for unfunded lending commitments was $29.8 million and $33.3 million, respectively.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues: (1)
Global Wealth Management	$801,135	$758,190	$1,591,635	$1,515,376
Institutional Group	390,721	277,524	742,097	610,137
Other	26,076	15,007	47,238	32,001
	$1,217,932	$1,050,721	$2,380,970	$2,157,514
Income/(loss) before income taxes:
Global Wealth Management	$299,173	$299,904	$589,921	$616,013
Institutional Group	48,813	(11,593)	85,922	22,133
Other	(121,092)	(106,926)	(230,258)	(246,878)
	$226,894	$181,385	$445,585	$391,268

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2024 and 2023.

The following table presents our company’s total assets on a segment basis at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Global Wealth Management	$32,614,886	$32,773,613
Institutional Group	4,907,447	4,564,058
Other	286,945	389,789
	$37,809,278	$37,727,460

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$1,147,168	$965,997	$2,248,172	$2,004,892
United Kingdom	42,698	53,563	80,223	86,760
Canada	10,610	6,853	22,230	28,831
Other	17,456	24,308	30,345	37,031
	$1,217,932	$1,050,721	$2,380,970	$2,157,514

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$165,294	$134,352	$328,869	$291,891
Preferred dividends	9,321	9,320	18,641	18,640
Net income available to common shareholders	$155,973	$125,032	$310,228	$273,251
Shares for basic and diluted calculation:
Average shares used in basic computation	104,150	107,944	104,217	108,360
Dilutive effect of stock options and units (1)	6,135	5,920	5,939	6,298
Average shares used in diluted computation	110,285	113,864	110,156	114,658
Earnings per common share:
Basic	$1.50	$1.16	$2.98	$2.52
Diluted	$1.41	$1.10	$2.82	$2.38

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and six months ended June 30, 2024 and 2023, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends
During the three and six months ended June 30, 2024, we declared and paid cash dividends of $0.42 and $0.84 per common share. During the three and six months ended June 30, 2023, we declared and paid cash dividends of $0.36 and $0.72 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2024, the maximum number of shares that may yet be purchased under this plan was 10.8 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes.

The following table presents the Company’s share repurchase activity using existing Board authorizations during the three and six months ending June 30, 2024 and 2023 (in thousands, except average price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share repurchases	$17,597	$86,821	$78,306	$181,341
Number of shares	229	1,492	1,069	2,944
Average price	$76.97	$58.21	$73.28	$61.59

Issuance of Common Stock from Treasury

During the six months ended June 30, 2024, we issued 2.5 million shares of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs require consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At June 30, 2024, the assets primarily consist of aircraft engines that are under operating leases, included in fixed assets, net in the accompanying consolidated statement of financial condition. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statement of financial condition.

The following table presents the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	June 30, 2024
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$150,148	$142,658

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

Debt and Equity Investments

For these investments, our involvement is primarily limited to management fee arrangements as stipulated by the operating agreements. These investment vehicles have net assets, primarily consisting of aircraft, aircraft engine-related assets, and debt. We have concluded that we are not the primary beneficiary of these VIEs, and therefore, we do not consolidate these entities. Our maximum exposure to loss is limited to the total of our carrying value.

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	June 30, 2024
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$388,766	$189,831	$38,296
Partnership Interests	288,162	945	—
	$676,928	$190,776	$38,296

	December 31, 2023
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$456,286	$277,924	$40,088
Partnership Interests	341,980	678	—
	$798,266	$278,602	$40,088

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

NOTE 26 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements, however, we identified the following non-recognized event:

Maturity of Senior Notes

On July 18, 2024, the Company’s 4.25% Senior Notes matured resulting in the retirement of the $500.0 million outstanding balance.

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

Stifel Financial Corp., through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, with a presence in the United Kingdom, Europe, and Canada. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On July 18, 2024, the Company’s 4.25% Senior Notes matured resulting in the retirement of the $500.0 million outstanding balance.

Results for the three and six months ended June 30, 2024

For the three months ended June 30, 2024, net revenues increased 15.9% to $1.2 billion from $1.1 billion during the comparable period in 2023. Net income available to common shareholders increased 24.7% to $156.0 million, or $1.41 per diluted common share for the three months ended June 30, 2024, compared to $125.0 million, or $1.10 per diluted common share during the comparable period in 2023.

For the six months ended June 30, 2024, net revenues increased 10.4% to $2.4 billion compared to $2.2 billion during the comparable period in 2023. Net income available to common shareholders increased 13.5% to $310.2 million, or $2.82 per diluted common share for the six months ended June 30, 2024, compared to $273.3 million, or $2.38 per diluted common share during the comparable period in 2023.

Our revenue growth was primarily attributable to higher investment banking, transactional, and asset management revenues, partially offset by lower net interest income.

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

Impact of Change in Short-term Interest Rates

At its meetings in the second quarter of 2024, the Federal Reserve unanimously decided to hold the target federal funds rate steady at 5.25% to 5.50%, a 23-year high and the seventh consecutive meeting with no target rate change. While the market generally expected that the Federal Reserve would ease rates to some extent in 2024 given the strong performance of the U.S. economy and low unemployment levels, the Federal Reserve has held them at their current, more restrictive range since the outset of the year given higher than anticipated inflationary readings and the Federal Reserve’s desire for inflation to return to its 2% long-term target. The Federal Reserve’s median forecast currently projects one rate decrease during 2024, though this is subject to change and the market believes that these restrictive conditions will likely continue.

While the Federal Reserve hasn’t eased rates in 2024, any future rate decreases to the federal funds rate may result in reduced interest-based revenues though any future federal funds rate increases may improve these revenues. While decreases in interest rates will lower fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on margin balances which will have a negative impact on our earnings.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$183,317	$165,358	10.9	15.1%	15.7%
Principal transactions	153,574	105,700	45.3	12.6	10.1
Transactional revenues	336,891	271,058	24.3	27.7	25.8
Investment banking	233,281	166,825	39.8	19.2	15.9
Asset management	380,757	320,264	18.9	31.3	30.5
Interest	498,152	482,770	3.2	40.9	45.9
Other income	16,180	894	n/m	1.2	0.1
Total revenues	1,465,261	1,241,811	18.0	120.3	118.2
Interest expense	247,329	191,090	29.4	20.3	18.2
Net revenues	1,217,932	1,050,721	15.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	722,719	615,667	17.4	59.3	58.6
Occupancy and equipment rental	89,852	84,604	6.2	7.4	8.1
Communication and office supplies	48,181	44,969	7.1	4.0	4.3
Commissions and floor brokerage	14,383	14,112	1.9	1.2	1.3
Provision for credit losses	2,954	7,824	(62.2)	0.2	0.7
Other operating expenses	112,949	102,160	10.6	9.3	9.7
Total non-interest expenses	991,038	869,336	14.0	81.4	82.7
Income before income taxes	226,894	181,385	25.1	18.6	17.3
Provision for income taxes	61,600	47,033	31.0	5.0	4.5
Net income	165,294	134,352	23.0	13.6	12.8
Preferred dividends	9,321	9,320	0.0	0.8	0.9
Net income available to common shareholders	$155,973	$125,032	24.7	12.8%	11.9%

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$368,793	$334,908	10.1	15.5%	15.5%
Principal transactions	292,588	221,222	32.3	12.3	10.3
Transactional revenues	661,381	556,130	18.9	27.8	25.8
Investment banking	447,230	378,704	18.1	18.8	17.6
Asset management	748,233	635,833	17.7	31.4	29.5
Interest	1,004,980	934,334	7.6	42.2	43.3
Other income	21,130	(1,399)	n/m	0.9	(0.2)
Total revenues	2,882,954	2,503,602	15.2	121.1	116.0
Interest expense	501,984	346,088	45.0	21.1	16.0
Net revenues	2,380,970	2,157,514	10.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,402,414	1,266,857	10.7	58.9	58.7
Occupancy and equipment rental	178,564	166,744	7.1	7.5	7.7
Communication and office supplies	95,548	91,105	4.9	4.0	4.2
Commissions and floor brokerage	30,150	28,552	5.6	1.3	1.3
Provision for credit losses	8,222	12,744	(35.5)	0.3	0.6
Other operating expenses	220,487	200,244	10.1	9.3	9.4
Total non-interest expenses	1,935,385	1,766,246	9.6	81.3	81.9
Income before income taxes	445,585	391,268	13.9	18.7	18.1
Provision for income taxes	116,716	99,377	17.4	4.9	4.6
Net income	328,869	291,891	12.7	13.8	13.5
Preferred dividends	18,641	18,640	0.0	0.8	0.8
Net income available to common shareholders	$310,228	$273,251	13.5	13.0%	12.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues:
Commissions	$183,317	$165,358	10.9	$368,793	$334,908	10.1
Principal transactions	153,574	105,700	45.3	292,588	221,222	32.3
Transactional revenues	336,891	271,058	24.3	661,381	556,130	18.9
Capital raising	101,870	78,950	29.0	196,567	139,766	40.6
Advisory	131,411	87,875	49.5	250,663	238,938	4.9
Investment banking	233,281	166,825	39.8	447,230	378,704	18.1
Asset management	380,757	320,264	18.9	748,233	635,833	17.7
Net interest	250,823	291,680	(14.0)	502,996	588,246	(14.5)
Other income	16,180	894	n/m	21,130	(1,399)	n/m
Total net revenues	$1,217,932	$1,050,721	15.9	$2,380,970	$2,157,514	10.4

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2024, commission revenues increased 10.9% to $183.3 million from $165.4 million in the comparable period in 2023. For the six months ended June 30, 2024, commission revenues increased 10.1% to $368.8 million from $334.9 million in the comparable period in 2023.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended June 30, 2024, principal transactions revenues increased 45.3% to $153.6 million from $105.7 million in the comparable period in 2023. For the six months ended June 30, 2024, principal transactions revenues increased 32.3% to $292.6 million from $221.2 million in the comparable period in 2023.

Transactional revenues – For the three months ended June 30, 2024, transactional revenues increased 24.3% to $336.9 million from $271.1 million in the comparable period in 2023. For the six months ended June 30, 2024, transactional revenues increased 18.9% to $661.4 million from $556.1 million in the comparable period in 2023 as a result of an increase in client activity.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2024, investment banking revenues increased 39.8% to $233.3 million from $166.8 million in the comparable period in 2023.

Capital-raising revenues increased 29.0% to $101.9 million for the three months ended June 30, 2024 from $79.0 million in the comparable period in 2023. For the three months ended June 30, 2024, equity capital-raising revenues increased 61.0% to $51.3 million from $31.9 million in the comparable period in 2023 driven by higher volumes during the quarter. For the three months ended June 30, 2024, fixed income capital-raising revenues increased 7.4% to $50.6 million from $47.1 million in the comparable period in 2023 driven by higher bond issuances during the quarter.

Advisory revenues increased 49.5% to $131.4 million for the three months ended June 30, 2024 from $87.9 million in the comparable period in 2023. The increase is primarily attributable to higher levels of completed advisory transactions during the quarter.

For the six months ended June 30, 2024, investment banking revenues increased 18.1% to $447.2 million from $378.7 million in the comparable period in 2023.

Capital-raising revenues increased 40.6% to $196.6 million for the six months ended June 30, 2024 from $139.8 million in the comparable period in 2023. For the six months ended June 30, 2024, equity capital-raising revenues increased 60.0% to $93.6 million from $58.5 million in the comparable period in 2023 driven by higher volumes. For the six months ended June 30, 2024, fixed income capital-raising revenues increased 26.7% to $103.0 million from $81.3 million in the comparable period in 2023 driven by higher bond issuances during 2024.

Advisory revenues increased 4.9% to $250.7 million for the six months ended June 30, 2024 from $238.9 million in the comparable period in 2023. The increase is primarily attributable to higher levels of completed advisory transactions.

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

For the three months ended June 30, 2024, asset management revenues increased 18.9% to $380.8 million from $320.3 million in the comparable period in 2023. For the six months ended June 30, 2024, asset management revenues increased 17.7% to $748.2 million from $635.8 million in the comparable period in 2023. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended June 30, 2024, other income increased to $16.2 million from $0.9 million during the comparable period in 2023. The increase is primarily attributable to rental income generated from our aircraft engine leasing business, higher investment gains during the quarter, and an increase in loan origination fees. For the six months ended June 30, 2024, other income increased to $21.1 million from a loss of $1.4 million during the comparable period in 2023. The increase is primarily attributable to higher investment gains, rental income generated from our aircraft engine leasing business, and an increase in loan origination fees from the comparable period in 2023. The first quarter of 2023 was negatively impacted by losses on the sale of investments.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,833,660	$37,817	5.34%	$2,015,429	$24,995	4.96%
Financial instruments owned	1,165,691	6,345	2.18%	864,659	4,631	2.14%
Margin balances	694,329	13,956	8.04%	795,594	15,352	7.72%
Investment portfolio	7,506,952	117,858	6.28%	7,764,907	116,204	5.99%
Loans	19,906,150	311,079	6.25%	20,924,784	313,034	5.98%
Other interest-bearing assets	860,449	11,097	5.16%	718,238	8,554	4.76%
Total interest-earning assets/interest income	$32,967,231	$498,152	6.04%	$33,083,611	$482,770	5.84%
Interest-bearing liabilities:
Stock loan	$323,809	$(640)	(0.79%)	$137,090	$(2,995)	(8.74%)
Senior notes	1,115,990	12,507	4.48%	1,114,915	12,506	4.49%
Stifel Capital Trusts	60,000	1,120	7.46%	60,000	1,051	7.01%
Deposits	26,758,734	220,287	3.29%	27,223,317	171,362	2.52%
FHLB	6	—	2.14%	4	—	1.35%
Other interest-bearing liabilities	1,077,265	14,055	5.22%	984,125	9,166	3.73%
Total interest-bearing liabilities/interest expense	$29,335,804	247,329	3.37%	$29,519,451	191,090	2.59%
Net interest income/margin		$250,823	3.04%		$291,680	3.53%

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$3,446,898	$92,158	5.35%	$1,974,055	$47,720	4.83%
Financial instruments owned	1,038,681	11,205	2.16%	871,156	8,352	1.92%
Margin balances	697,055	28,160	8.08%	813,409	30,223	7.43%
Investment portfolio	7,522,851	236,393	6.28%	7,797,894	224,531	5.76%
Loans	19,824,671	617,221	6.23%	20,946,946	608,086	5.81%
Other interest-bearing assets	807,763	19,843	4.91%	757,690	15,422	4.07%
Total interest-earning assets/interest income	$33,337,919	$1,004,980	6.03%	$33,161,150	$934,334	5.64%
Interest-bearing liabilities:
Stock loan	$265,404	(2,040)	(1.54%)	$136,469	$(5,780)	(8.47%)
Senior notes	1,115,856	25,013	4.48%	1,114,781	25,012	4.49%
Stifel Capital Trusts	60,000	2,243	7.48%	60,000	2,095	6.98%
Deposits	27,183,249	450,351	3.31%	27,180,897	308,650	2.27%
FHLB	3	—	2.14%	2,765	68	4.94%
Other interest-bearing liabilities	1,098,016	26,417	4.81%	976,585	16,043	3.29%
Total interest-bearing liabilities/interest expense	$29,722,528	501,984	3.38%	$29,471,497	346,088	2.35%
Net interest income/margin		$502,996	3.02%		$588,246	3.55%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2024, net interest income decreased 14.0% to $250.8 million from $291.7 million during the comparable period in 2023. For the six months ended June 30, 2024, net interest income decreased 14.5% to $503.0 million from $588.2 million during the comparable period in 2023.

For the three months ended June 30, 2024, interest revenue increased 3.2% to $498.2 million from $482.8 million in the comparable period in 2023, principally as a result of higher interest rates, partially offset by a decrease in interest-earning assets. The average interest-earning assets of Stifel Bancorp decreased to $29.2 billion during the three months ended June 30, 2024 compared to $29.9 billion during the comparable period in 2023 at average interest rates of 6.22% and 5.96%, respectively.

For the six months ended June 30, 2024, interest revenue increased 7.6% to $1.0 billion from $934.3 million in the comparable period in 2023, principally as a result of higher interest rates and interest-earning assets.

For the three months ended June 30, 2024, interest expense increased 29.4% to $247.3 million from $191.1 million during the comparable period in 2023. The increase is primarily attributable to higher interest rates, partially offset by lower interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp decreased to $26.8 billion during the three months ended June 30, 2024 compared to $27.2 billion during the comparable period in 2023 at average interest rates of 3.31% and 2.52%, respectively.

For the six months ended June 30, 2024, interest expense increased 45.0% to $502.0 million from $346.1 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.3 billion during the six months ended June 30, 2024 compared to $27.2 billion during the comparable period in 2023 at average interest rates of 3.32% and 2.27%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Non-interest expenses:
Compensation and benefits	$722,719	$615,667	17.4	$1,402,414	$1,266,857	10.7
Occupancy and equipment rental	89,852	84,604	6.2	178,564	166,744	7.1
Communications and office supplies	48,181	44,969	7.1	95,548	91,105	4.9
Commissions and floor brokerage	14,383	14,112	1.9	30,150	28,552	5.6
Provision for credit losses	2,954	7,824	(62.2)	8,222	12,744	(35.5)
Other operating expenses	112,949	102,160	10.6	220,487	200,244	10.1
Total non-interest expenses	$991,038	$869,336	14.0	$1,935,385	$1,766,246	9.6

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

For the three months ended June 30, 2024, compensation and benefits expense increased 17.4% to $722.7 million from $615.7 million during the comparable period in 2023. For the six months ended June 30, 2024, compensation and benefits expense increased 10.7% to $1.4 billion from $1.3 billion during the comparable period in 2023. The increase in compensation and benefits expenses is primarily attributable to higher compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 59.3% and 58.9% for the three and six months ended June 30, 2024, respectively, compared to 58.6% and 58.7% for the three and six months ended June 30, 2023, respectively. The increase is primarily attributable to higher compensable revenues.

Occupancy and equipment rental – For the three months ended June 30, 2024, occupancy and equipment rental expense increased 6.2% to $89.9 million from $84.6 million during the comparable period in 2023. For the six months ended June 30, 2024, occupancy and equipment rental expense increased 7.1% to $178.6 million from $166.7 million during the comparable period in 2023. The increase is primarily attributable to higher data processing and occupancy costs associated with an increase in business activity over the comparable periods in 2023.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2024, communications and office supplies expense increased 7.1% to $48.2 million from $45.0 million during the comparable period in 2023. For the six months ended June 30, 2024, communications and office supplies expense increased 4.9% to $95.5 million from $91.1 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the three months ended June 30, 2024, commissions and floor brokerage expense increased 1.9% to $14.4 million from $14.1 million during the comparable period in 2023. The increase is primarily attributable to higher clearing expenses and processing expenses, partially offset by lower electronic communication network (“ECN”) trading costs. For the six months ended June 30, 2024, commissions and floor brokerage expense increased 5.6% to $30.2 million from $28.6 million during the comparable period in 2023. The increase is primarily attributable to higher clearing expenses, processing expenses, and ECN trading costs.

Provision for credit losses – For the three months ended June 30, 2024, provision for credit losses decreased 62.2% to $3.0 million from $7.8 million during the comparable period in 2023. For the six months ended June 30, 2024, provision for credit losses decreased 35.5% to $8.2 million from $12.7 million during the comparable period in 2023. The decrease is primarily attributable to reserve reductions in certain asset classes driven by an improved macroeconomic environment, partially offset by growth in our loan portfolio.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2024, other operating expenses increased 10.6% to $112.9 million from $102.2 million during the comparable period in 2023. The increase is primarily attributable to increases in professional fees, litigation expense, investment banking transaction expenses, advertising, and travel and conference-related expenses, partially offset by lower FDIC-insurance expense.

For the six months ended June 30, 2024, other operating expenses increased 10.1% to $220.5 million from $200.2 million during the comparable period in 2023. The increase is primarily attributable to increases in professional fees, investment banking transaction expenses, advertising, travel and conference-related expenses, and litigation expense, partially offset by lower settlement-related expenses and FDIC-insurance expense.

Provision for income taxes – For the three and six months ended June 30, 2024, our provision for income taxes was $61.6 million and $116.7 million, representing an effective tax rate of 27.1% and 26.2%, respectively, compared to $47.0 million and $99.4 million for the comparable periods in 2023, representing an effective tax rate of 25.9% and 25.4%, respectively.

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

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$121,465	$109,836	10.6	15.2%	14.5%
Principal transactions	55,843	48,122	16.0	7.0	6.3
Transactional revenues	177,308	157,958	12.3	22.2	20.8
Asset management	380,737	320,238	18.9	47.5	42.2
Investment banking	5,780	4,065	42.2	0.7	0.5
Interest	470,366	460,955	2.0	58.7	60.8
Other income	1,029	(1,416)	172.7	0.1	(0.1)
Total revenues	1,035,220	941,800	9.9	129.2	124.2
Interest expense	234,085	183,610	27.5	29.2	24.2
Net revenues	801,135	758,190	5.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	392,941	354,086	11.0	49.0	46.7
Occupancy and equipment rental	44,155	40,026	10.3	5.5	5.3
Communication and office supplies	16,217	15,004	8.1	2.0	2.0
Commissions and floor brokerage	6,498	6,230	4.3	0.8	0.8
Provision for credit losses	2,954	7,824	(62.2)	0.4	1.0
Other operating expenses	39,197	35,116	11.6	5.0	4.6
Total non-interest expenses	501,962	458,286	9.5	62.7	60.4
Income before income taxes	$299,173	$299,904	(0.2)	37.3%	39.6%

	June 30,
	2024	2023
Branch offices	391	399
Financial advisors	2,248	2,260
Independent contractors	111	109
Total financial advisors	2,359	2,369

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$242,682	$220,027	10.3	15.2%	14.5%
Principal transactions	116,379	99,186	17.3	7.4	6.6
Transactional revenues	359,061	319,213	12.5	22.6	21.1
Asset management	748,187	635,775	17.7	47.0	42.0
Investment banking	10,060	8,223	22.3	0.6	0.5
Interest	950,728	891,503	6.6	59.7	58.8
Other income	1,777	(7,112)	125.0	0.1	(0.5)
Total revenues	2,069,813	1,847,602	12.0	130.0	121.9
Interest expense	478,178	332,226	43.9	30.0	21.9
Net revenues	1,591,635	1,515,376	5.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	782,477	696,509	12.3	49.2	46.0
Occupancy and equipment rental	87,479	81,417	7.4	5.5	5.4
Communication and office supplies	32,755	30,760	6.5	2.1	2.0
Commissions and floor brokerage	12,923	12,565	2.8	0.8	0.8
Provision for credit losses	7,922	12,744	(37.8)	0.5	0.8
Other operating expenses	78,158	65,368	19.6	4.8	4.3
Total non-interest expenses	1,001,714	899,363	11.4	62.9	59.3
Income before income taxes	$589,921	$616,013	(4.2)	37.1%	40.7%

NET REVENUES

For the three months ended June 30, 2024, Global Wealth Management net revenues increased 5.7% to a record $801.1 million from $758.2 million for the comparable period in 2023. For the six months ended June 30, 2024, Global Wealth Management net revenues increased 5.0% to a record $1.6 billion from $1.5 billion for the comparable period in 2023. The increase in net revenues over the comparable periods in 2023 is primarily attributable to increases in asset management, transactional, and investment banking revenues, partially offset by lower net interest income.

Commissions – For the three months ended June 30, 2024, commission revenues increased 10.6% to $121.5 million from $109.8 million in the comparable period in 2023. For the six months ended June 30, 2024, commission revenues increased 10.3% to $242.7 million from $220.0 million in the comparable period in 2023.

Principal transactions – For the three months ended June 30, 2024, principal transactions revenues increased 16.0% to $55.8 million from $48.1 million in the comparable period in 2023. For the six months ended June 30, 2024, principal transactions revenues increased 17.3% to $116.4 million from $99.2 million in the comparable period in 2023.

Transactional revenues – For the three months ended June 30, 2024, transactional revenues increased 12.3% to $177.3 million from $158.0 million in the comparable period in 2023. For the six months ended June 30, 2024, transactional revenues increased 12.5% to $359.1 million from $319.2 million in the comparable period in 2023 as a result of an increase in client activity.

Asset management – For the three months ended June 30, 2024, asset management revenues increased 18.9% to $380.7 million from $320.2 million in the comparable period in 2023. For the six months ended June 30, 2024, asset management revenues increased 17.7% to $748.2 million from $635.8 million in the comparable period in 2023. The increase is primarily attributable to higher asset values. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	June 30, 2024	June 30, 2023	% Change	March 31, 2024	% Change
Client assets	$474,137,000	$417,669,000	13.5	$467,697,000	1.4
Fee-based client assets	$179,749,000	$154,538,000	16.3	$177,108,000	1.5
Number of client accounts	1,230,000	1,195,000	2.9	1,224,000	0.5
Number of fee-based client accounts	343,000	323,000	6.2	338,000	1.5

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 42.2% to $5.8 million for the three months ended June 30, 2024 from $4.1 million during the comparable period in 2023. For the six months ended June 30, 2024, investment banking revenues increased 22.3% to $10.1 million from $8.2 million during the comparable period in 2023. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2024, interest revenue increased 2.0% to $470.4 million from $461.0 million in the comparable period in 2023. For the six months ended June 30, 2024, interest revenue increased 6.6% to $950.7 million from $891.5 million during the comparable period in 2023. The increase is primarily attributable to higher interest rates, partially offset by lower interest-earning assets. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended June 30, 2024, other income increased 172.7% to $1.0 million from a loss of $1.4 million in the comparable period in 2023. The increase is primarily attributable to an increase in loan origination fees and improved investment gains during the quarter. For the six months ended June 30, 2024, other income increased 125.0% to $1.8 million from a loss of $7.1 million during the comparable period in 2023. The increase is primarily attributable to lower investment losses and an increase in loan origination fees. The six months ended June 30, 2023 was negatively impacted by losses on the sale of investments.

Interest expense – For the three months ended June 30, 2024, interest expense increased 27.5% to $234.1 million from $183.6 in the comparable period in 2023. The increase is primarily attributable to higher interest rates, partially offset by lower interest-bearing liabilities. For the six months ended June 30, 2024, interest expense increased 43.9% to $478.2 million from $332.2 million during the comparable period in 2023. The increase is primarily attributable to higher interest rates and higher interest-bearing liabilities. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,765,361	$25,017	5.67%	$1,128,371	$14,978	5.31%
U.S. government agencies	2,386	13	2.11	2,355	13	2.09
State and municipal securities (tax-exempt) (1)	2,350	17	3.00	2,350	17	3.00
Mortgage-backed securities	929,798	5,605	2.41	974,906	5,367	2.20
Corporate fixed income securities	589,793	4,087	2.77	622,495	4,317	2.77
Asset-backed securities	5,982,625	108,136	7.23	6,162,801	106,490	6.91
Federal Home Loan Bank and other capital stock	66,693	953	5.71	62,958	651	4.13
Loans (2)
Securities-based loans	2,292,440	41,582	7.26	2,469,142	42,970	6.96
Commercial and industrial	3,643,739	79,925	8.77	4,715,218	96,725	8.21
Fund banking	3,299,485	67,031	8.13	4,403,574	82,867	7.53
Residential real estate	8,182,548	70,996	3.47	7,605,825	57,157	3.01
Commercial real estate	637,577	11,473	7.20	688,252	13,059	7.59
Home equity lines of credit	156,814	3,329	8.49	111,495	2,240	8.04
Construction and land	1,181,454	24,864	8.42	702,266	14,164	8.07
Other	49,385	679	5.49	50,102	849	6.78
Loans held for sale	462,708	11,200	9.68	178,910	3,003	6.72
Total interest-earning assets (3)	$29,245,156	$454,907	6.22%	$29,881,020	$444,867	5.96%
Cash and due from banks	22,500			223
Other non interest-earning assets	138,581			109,690
Total assets	$29,406,237			$29,990,933
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,036,589	$205,726	3.29%	$24,678,836	$145,772	2.36%
Time deposits	50,108	672	5.37	3,329	25	2.96
Demand deposits	1,671,237	13,887	3.32	2,540,634	25,564	4.02
Savings	800	2	0.78	518	1	0.71
Federal Home Loan Bank advances	6	—	2.14	4	—	1.35
Other borrowings	90,096	1,676	7.44	767	98	50.91
Total interest-bearing liabilities (3)	26,848,836	221,963	3.31%	27,224,088	171,460	2.52%
Non-interest-bearing deposits	307,344			350,669
Other non-interest bearing liabilities	145,368			144,339
Total liabilities	27,301,548			27,719,096
Stockholders’ equity	2,104,689			2,271,837
Total liabilities and stockholders’ equity	$29,406,237			$29,990,933
Net interest income/spread		$232,944	2.91%		$273,407	3.44%
Net interest margin			3.19%			3.66%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$2,305,619	$64,569	5.60%	$1,022,844	$26,222	5.13%
U.S. government agencies	2,382	26	2.11	2,351	25	2.09
State and municipal securities (tax-exempt) (1)	2,350	35	3.00	2,350	35	3.00
Mortgage-backed securities	923,125	10,852	2.35	980,705	10,747	2.19
Corporate fixed income securities	598,133	8,279	2.77	629,949	8,473	2.69
Asset-backed securities	5,996,861	217,201	7.24	6,182,539	205,251	6.64
Federal Home Loan Bank and other capital stock	64,712	1,692	5.23	60,200	1,205	4.00
Loans (2)
Securities-based loans	2,294,777	83,206	7.25	2,553,101	85,459	6.69
Commercial and industrial	3,585,614	161,187	8.99	4,781,887	190,983	7.99
Fund banking	3,359,154	134,867	8.03	4,400,034	159,164	7.23
Residential real estate	8,121,584	138,823	3.42	7,526,396	110,636	2.94
Commercial real estate	647,914	23,324	7.20	677,582	24,008	7.09
Home equity lines of credit	149,902	6,361	8.49	109,532	4,252	7.76
Construction and land	1,140,652	47,803	8.38	657,664	25,641	7.80
Other	49,065	1,441	5.87	48,243	1,575	6.53
Loans held for sale	476,009	20,209	8.49	192,507	6,368	6.62
Total interest-earning assets (3)	$29,717,853	$919,875	6.19%	$29,827,884	$860,044	5.77%
Cash and due from banks	20,113			6,220
Other non interest-earning assets	124,586			119,639
Total assets	$29,862,552			$29,953,743
Liabilities and stockholders’ equity:
Deposits:
Money market	$24,949,051	$407,446	3.27%	$25,240,689	$272,305	2.16%
Time deposits	25,058	672	5.37	5,106	75	2.93
Demand deposits	2,208,429	42,230	3.82	1,934,609	36,268	3.75
Savings	711	3	0.77	493	2	0.69
Federal Home Loan Bank advances	3	—	2.14	2,765	68	4.94
Other borrowings	72,604	2,725	7.51	817	136	33.18
Total interest-bearing liabilities (3)	27,255,856	453,076	3.32%	27,184,479	308,854	2.27%
Non-interest-bearing deposits	310,851			395,977
Other non-interest bearing liabilities	144,794			153,801
Total liabilities	27,711,501			27,734,257
Stockholders’ equity	2,151,051			2,219,486
Total liabilities and stockholders’ equity	$29,862,552			$29,953,743
Net interest income/spread		$466,799	2.87%		$551,190	3.50%
Net interest margin			3.14%			3.70%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2024 compared to the three and six month periods ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023			Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$8,965	$1,074	$10,039	$35,715	$2,632	$38,347
U.S. government agencies	—	—	—	1	—	1
State and municipal securities (tax-exempt)	—	—	—	—	—	—
Mortgage-backed securities	(227)	465	238	(441)	546	105
Corporate fixed income securities	(227)	(3)	(230)	(458)	264	(194)
Asset-backed securities	(2,863)	4,509	1,646	(5,888)	17,838	11,950
Federal Home Loan Bank and other capital stock	40	262	302	95	392	487
Loans
Securities-based loans	(3,392)	2,004	(1,388)	(12,705)	10,452	(2,253)
Commercial and industrial	(24,170)	7,370	(16,800)	(59,823)	30,027	(29,796)
Fund banking	(23,200)	7,364	(15,836)	(45,382)	21,085	(24,297)
Residential real estate	4,554	9,285	13,839	9,214	18,973	28,187
Commercial real estate	(933)	(653)	(1,586)	(1,078)	394	(684)
Home equity lines of credit	957	132	1,089	1,684	425	2,109
Construction and land	10,059	641	10,700	20,111	2,051	22,162
Other	(11)	(159)	(170)	29	(163)	(134)
Loans held for sale	6,412	1,785	8,197	11,609	2,232	13,841
	$(24,036)	$34,076	$10,040	$(47,317)	$107,148	$59,831
Interest expense:
Deposits:
Money market	$2,142	57,812	$59,954	$(3,109)	$138,250	$135,141
Time deposits	612	35	647	492	105	597
Demand deposits	(7,738)	(3,939)	(11,677)	5,223	739	5,962
Savings	1	—	1	1	—	1
Federal Home Loan Bank advances	—	—	—	(43)	(25)	(68)
Other borrowings	1,589	(11)	1,578	2,612	(23)	2,589
	$(3,394)	$53,897	$50,503	$5,176	$139,046	$144,222

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

For the three months ended June 30, 2024, interest revenue of $454.9 million was generated from average interest-earning assets of $29.2 billion at an average interest rate of 6.22%. Interest revenue of $444.9 million for the comparable period in 2023 was generated from average interest-earning assets of $29.9 billion at an average interest rate of 5.96%.

For the six months ended June 30, 2024, interest revenue of $919.9 million was generated from average interest-earning assets of $29.7 billion at an average interest rate of 6.19%. Interest revenue of $860.0 million for the comparable period in 2023 was generated from average interest-earning assets of $29.8 billion at an average interest rate of 5.77%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended June 30, 2024, interest expense of $222.0 million was incurred from average interest-bearing liabilities of $26.8 billion at an average interest rate of 3.31%. Interest expense of $171.5 million for the comparable period in 2023 was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.52%.

For the six months ended June 30, 2024, interest expense of $453.1 million was incurred from average interest-bearing liabilities of $27.3 billion at an average interest rate of 3.32%. Interest expense of $308.9 million for the comparable period in 2023 was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.27%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2024, Global Wealth Management non-interest expenses increased 9.5% to $502.0 million from $458.3 million for the comparable period in 2023. For the six months ended June 30, 2024, Global Wealth Management non-interest expenses increased 11.4% to $1.0 billion from $899.4 million for the comparable period in 2023.

Compensation and benefits – For the three months ended June 30, 2024, compensation and benefits expense increased 11.0% to $392.9 million from $354.1 million during the comparable period in 2023. For the six months ended June 30, 2024, compensation and benefits expense increased 12.3% to $782.5 million from $696.5 million during the comparable period in 2023. The increase is primarily attributable to increased variable compensation over the comparable periods in 2023.

Compensation and benefits expense as a percentage of net revenues was 49.0% and 49.2% for the three and six months ended June 30, 2024, respectively, compared to 46.7% and 46.0% for the comparable periods in 2023. The increase is primarily attributable to higher compensable revenues over the comparable periods in 2023.

Occupancy and equipment rental – For the three months ended June 30, 2024, occupancy and equipment rental expense increased 10.3% to $44.2 million from $40.0 million during the comparable period in 2023. For the six months ended June 30, 2024, occupancy and equipment rental expense increased 7.4% to $87.5 million from $81.4 million during the comparable period in 2023. The increase is primarily attributable to higher data processing expense and occupancy costs over the comparable periods in 2023 associated with an increase in business activity.

Communications and office supplies – For the three months ended June 30, 2024, communications and office supplies expense increased 8.1% to $16.2 million from $15.0 million during the comparable period in 2023. For the six months ended June 30, 2024, communications and office supplies expense increased 6.5% to $32.8 million from $30.8 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote equipment expenses and postage and shipping expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended June 30, 2024, commissions and floor brokerage expense increased 4.3% to $6.5 million from $6.2 million during the comparable period in 2023. For the six months ended June 30, 2024, commissions and floor brokerage expense increased 2.8% to $12.9 million from $12.6 million during the comparable period in 2023. The increase is primarily attributable to higher processing expenses, partially offset by lower clearing expenses.

Provision for credit losses – For the three months ended June 30, 2024, provision for credit losses decreased 62.2% to $3.0 million from $7.8 million during the comparable period in 2023. For the six months ended June 30, 2024, provision for credit losses decreased 37.8% to $7.9 million from $12.7 million during the comparable period in 2023. The decrease is primarily attributable to reserve reductions in certain asset classes driven by an improved macroeconomic environment, partially offset by growth in our loan portfolio.

Other operating expenses – For the three months ended June 30, 2024, other operating expenses increased 11.6% to $39.2 million from $35.1 million during the comparable period in 2023. The increase is primarily attributable to increases in litigation and settlement expenses, travel and entertainment expense, professional fees, and subscriptions, partially offset by lower FDIC-insurance expense and bank service charges. For the six months ended June 30, 2024, other operating expenses increased 19.6% to $78.2 million from $65.4 million during the comparable period in 2023. The increase is primarily attributable to increases in litigation and settlement expenses, professional fees, travel and entertainment expense, bank service charges, and advertising.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2024, income before income taxes decreased 0.2% to $299.2 million from $299.9 million during the comparable period in 2023. For the six months ended June 30, 2024, income before income taxes decreased 4.2% to $589.9 million from $616.0 million during the comparable period in 2023.

Profit margins (income before income taxes as a percent of net revenues) have decreased to 37.3% and 37.1% for the three and six months ended June 30, 2024, respectively, from 39.6% and 40.7% during the comparable periods in 2023. Profit margins were negatively impacted by an increase in operating expenses, partially offset by higher net revenues.

Results of Operations – Institutional Group

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$61,852	$55,522	11.4	15.8%	20.0%
Principal transactions	97,740	57,578	69.8	25.0	20.8
Transactional revenues	159,592	113,100	41.1	40.8	40.8
Capital raising	96,090	74,886	28.3	24.6	27.0
Advisory	131,411	87,875	49.5	33.6	31.6
Investment banking	227,501	162,761	39.8	58.2	58.6
Interest	9,165	7,306	25.4	2.3	2.6
Other income	10,153	2,657	282.1	2.7	1.0
Total revenues	406,411	285,824	42.2	104.0	103.0
Interest expense	15,690	8,300	89.0	4.0	3.0
Net revenues	390,721	277,524	40.8	100.0	100.0
Non-interest expenses:
Compensation and benefits	239,036	194,158	23.1	61.2	70.0
Occupancy and equipment rental	22,276	20,937	6.4	5.7	7.5
Communication and office supplies	26,172	25,338	3.3	6.7	9.1
Commissions and floor brokerage	7,886	7,882	0.1	2.0	2.8
Other operating expenses	46,538	40,802	14.1	11.9	14.8
Total non-interest expenses	341,908	289,117	18.3	87.5	104.2
Income/(loss) before income taxes	$48,813	$(11,593)	521.1	12.5%	(4.2%)

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$126,111	$114,881	9.8	17.0%	18.8%
Principal transactions	176,218	122,036	44.4	23.7	20.0
Transactional revenues	302,329	236,917	27.6	40.7	38.8
Capital raising	186,507	131,544	41.8	25.1	21.6
Advisory	250,663	238,938	4.9	33.8	39.1
Investment banking	437,170	370,482	18.0	58.9	60.7
Interest	15,497	12,771	21.3	2.1	2.1
Other income	13,787	4,953	178.4	1.9	0.9
Total revenues	768,783	625,123	23.0	103.6	102.5
Interest expense	26,686	14,986	78.1	3.6	2.5
Net revenues	742,097	610,137	21.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	454,785	400,063	13.7	61.3	65.6
Occupancy and equipment rental	44,397	42,204	5.2	6.0	6.9
Communication and office supplies	51,331	50,585	1.5	6.9	8.3
Commissions and floor brokerage	17,228	15,987	7.8	2.3	2.6
Other operating expenses	88,434	79,165	11.7	11.9	13.0
Total non-interest expenses	656,175	588,004	11.6	88.4	96.4
Income before income taxes	$85,922	$22,133	288.2	11.6%	3.6%

NET REVENUES

For the three months ended June 30, 2024, Institutional Group net revenues increased 40.8% to $390.7 million from $277.5 million for the comparable period in 2023. The increase in net revenues is primarily attributable to transactional revenues, advisory revenues, and capital-raising revenues.

For the six months ended June 30, 2024, Institutional Group net revenues increased 21.6% to $742.1 million from $610.1 million during the comparable period in 2023. The increase in net revenues is primarily attributable to higher transactional revenues, capital-raising revenues, and advisory revenues.

Commissions – For the three months ended June 30, 2024, commission revenues increased 11.4% to $61.9 million from $55.5 million in the comparable period in 2023. For the six months ended June 30, 2024, commission revenues increased 9.8% to $126.1 million from $114.9 million in the comparable period in 2023.

Principal transactions – For the three months ended June 30, 2024, principal transactions revenues increased 69.8% to $97.7 million from $57.6 million in the comparable period in 2023. For the six months ended June 30, 2024, principal transaction revenues increased 44.4% to $176.2 million from $122.0 million in the comparable period in 2023.

Transactional revenues – For the three months ended June 30, 2024, transactional revenues increased 41.1% to $159.6 million from $113.1 million in the comparable period in 2023. For the six months ended June 30, 2024, transactional revenues increased 27.6% to $302.3 million from $236.9 million in the comparable period in 2023.

For the three months ended June 30, 2024, fixed income transactional revenues increased 58.0% to $106.7 million from $67.5 million in the comparable period in 2023. For the six months ended June 30, 2024, fixed income transactional revenues increased 40.6% to $195.3 million from $138.9 million in the comparable period in 2023. The increase in fixed income transactional revenues is primarily attributable to improved market conditions and realized trading gains over the comparable periods in 2023.

For the three months ended June 30, 2024, equity transactional revenues increased 16.0% to $52.9 million from $45.6 million in the comparable period in 2023. For the six months ended June 30, 2024, equity transactional revenues increased 9.2% to $107.0 million from $98.0 million during the comparable period in 2023. The increase in equity transactional revenues is primarily attributable to higher equities trading commissions over the comparable periods in 2023.

Investment banking – For the three months ended June 30, 2024, investment banking revenues increased 39.8% to $227.5 million from $162.8 million during the comparable period in 2023. For the six months ended June 30, 2024, investment banking revenues increased 18.0% to $437.2 million from $370.5 million during the comparable period in 2023.

For the three months ended June 30, 2024, capital-raising revenues increased 28.3% to $96.1 million from $74.9 million in the comparable period in 2023. For the six months ended June 30, 2024, capital-raising revenues increased 41.8% to $186.5 million from $131.5 million in the comparable period in 2023.

For the three months ended June 30, 2024, equity capital-raising revenues increased 59.2% to $47.9 million from $30.1 million during the comparable period in 2023. For the six months ended June 30, 2024, equity capital-raising revenues increased 61.1% to $88.2 million from $54.8 million during the comparable period in 2023. The increase is primarily attributable to higher volumes over the comparable periods in 2023.

For the three months ended June 30, 2024, fixed income capital-raising revenues increased 7.5% to $48.1 million from $44.8 million during the comparable period in 2023. For the six months ended June 30, 2024, fixed income capital-raising revenues increased 28.0% to $98.3 million from $76.8 million during the comparable period in 2023. The increase is primarily attributable to higher bond issuances over the comparable periods in 2023.

For the three months ended June 30, 2024, advisory revenues increased 49.5% to $131.4 million from $87.9 million in the comparable period in 2023. For the six months ended June 30, 2024, advisory revenues increased 4.9% to $250.7 million from $238.9 million in the comparable period in 2023. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable periods in 2023.

Interest – For the three months ended June 30, 2024, interest increased 25.4% to $9.2 million from $7.3 million in the comparable period in 2023. For the six months ended June 30, 2024, interest increased 21.3% to $15.5 million from $12.8 million in the comparable period in 2023.

Other income – For the three months ended June 30, 2024, other income increased 282.1% to $10.2 million from $2.7 million in the comparable period in 2023. For the six months ended June 30, 2024, other income increased 178.4% to $13.8 million from $5.0 million during the comparable period in 2023. The increase is primarily attributable to rental income generated from our aircraft engine leasing business.

Interest expense – For the three months ended June 30, 2024, interest expense increased 89.0% to $15.7 million from $8.3 million in the comparable period in 2023. For the six months ended June 30, 2024, interest expense increased 78.1% to $26.7 million from $15.0 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended June 30, 2024, Institutional Group non-interest expenses increased 18.3% to $341.9 million from $289.1 million for the comparable period in 2023. For the six months ended June 30, 2024, Institutional Group non-interest expenses increased 11.6% to $656.2 million from $588.0 million during the comparable period in 2023.

Compensation and benefits – For the three months ended June 30, 2024, compensation and benefits expense increased 23.1% to $239.0 million from $194.2 million during the comparable period in 2023. For the six months ended June 30, 2024, compensation and benefits expense increased 13.7% to $454.8 million from $400.1 million during the comparable period in 2023. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 61.2% and 61.3% for the three and six months ended June 30, 2024, respectively, compared to 70.0% and 65.6% for the comparable periods in 2023. The decrease is primarily attributable to higher revenues over the comparable periods in 2023.

Occupancy and equipment rental – For the three months ended June 30, 2024, occupancy and equipment rental expense increased 6.4% to $22.3 million from $20.9 million during the comparable period in 2023. For the six months ended June 30, 2024, occupancy and equipment rental expense increased 5.2% to $44.4 million from $42.2 million during the comparable period in 2023. The increase is attributable to higher furniture and equipment costs.

Communications and office supplies – For the three months ended June 30, 2024, communications and office supplies expense increased 3.3% to $26.2 million from $25.3 million during the comparable period in 2023. For the six months ended June 30, 2024, communications and office supplies expense increased 1.5% to $51.3 million from $50.6 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote expenses.

Commissions and floor brokerage – For the three months ended June 30, 2024, commissions and floor brokerage expense remained relatively consistent with the comparable period in 2023 at $7.9 million. For the six months ended June 30, 2024, commissions and floor brokerage expense increased 7.8% to $17.2 million from $16.0 million during the comparable period in 2023. The increase is primarily attributable to higher clearing expenses.

Other operating expenses – For the three months ended June 30, 2024, other operating expenses increased 14.1% to $46.5 million from $40.8 million during the comparable period in 2023. For the six months ended June 30, 2024, other operating expenses increased 11.7% to $88.4 million from $79.2 million during the comparable period in 2023. The increase is primarily attributable to higher settlement-related expenses, investment banking expenses, conference-related expenses, and professional fees, partially offset by lower travel and entertainment expenses, subscription expenses, and FDIC-insurance expense.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2024, income before income taxes for the Institutional Group segment increased 521.1% to $48.8 million from a loss of $11.6 million during the comparable period in 2023. For the six months ended June 30, 2024, income before income taxes for the Institutional Group segment increased 288.2% to $85.9 million from $22.1 million during the comparable period in 2023.

Profit margins (income before income taxes as a percentage of net revenues) for the three and six months ended June 30, 2024 were positively impacted by higher revenues over the comparable periods in 2023.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2024 Compared with Three and Six Months Ended June 30, 2023

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues	$26,076	$15,007	73.8%	$47,238	$32,001	47.6%
Non-interest expenses:
Compensation and benefits:
Core business-related	75,016	60,900	23.2	143,893	154,509	(6.9)
Acquisition-related	15,725	6,523	141.1	21,258	15,776	34.7
Total compensation and benefits	90,741	67,423	34.6	165,151	170,285	(3.0)
Other operating expenses:
Core business-related	48,379	45,889	5.4	97,676	91,837	6.4
Acquisition-related	8,048	8,621	(6.6)	14,669	16,757	(12.5)
Total other operating expenses	56,427	54,510	3.5	112,345	108,594	3.5
Total non-interest expenses	147,168	121,933	20.7	277,496	278,879	(0.5)
Loss before income taxes	$(121,092)	$(106,926)	13.2%	$(230,258)	$(246,878)	(6.7)%

For the three months ended June 30, 2024, non-interest expenses increased 20.7% to $147.2 million from $121.9 million in 2023. The increase is primarily attributable to an increase in variable compensation over the comparable period in 2023 and the recording of severance costs during the second quarter of 2024 associated with workforce reductions in certain of our foreign subsidiaries. For the six months ended June 30, 2024, non-interest expenses decreased 0.5% to $277.5 million from $278.9 million in 2023.

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

For the three months ended June 30, 2024, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 57.0% to $23.8 million from $15.1 million in 2023.

For the six months ended June 30, 2024, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 10.4% to $35.9 million from $32.5 million in 2023.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $37.8 billion, were up 0.2% over December 31, 2023. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2024, our liabilities were comprised primarily of deposits of $27.1 billion at Stifel Bancorp, payables to customers of $508.8 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $703.9 million, senior notes, net of debt issuance costs, of $1.1 billion, and accrued employee compensation of $504.0 million. To meet our obligations to clients and operating needs, we had $12.3 billion of cash or assets readily convertible into cash at June 30, 2024.

Cash Flow

Cash and cash equivalents decreased $746.1 million to $2.6 billion at June 30, 2024, from $3.4 billion at December 31, 2023. Operating activities used cash of $402.5 million. Investing activities used cash of $164.4 million due to investment securities purchases and fixed asset purchases, partially offset by proceeds received from principal paydowns, maturities, and calls of securities in our investment portfolio. Financing activities used cash of $297.8 million primarily due to dividends paid on our common and preferred stock, tax payments related to shares withheld for stock-based compensation, and repurchases of our common stock.

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

As of June 30, 2024, we had $37.8 billion in assets, $12.3 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$2,615,670	$3,361,801
Receivables from brokers, dealers, and clearing organizations	425,218	414,144
Securities purchased under agreements to resell	439,539	349,849
Financial instruments owned at fair value	1,194,300	834,279
Available-for-sale securities at fair value	1,583,477	1,551,686
Held-to-maturity securities at amortized cost	6,059,267	5,888,798
Investments	25,203	23,189
Total cash and assets readily convertible to cash	$12,342,674	$12,423,746

As of June 30, 2024 and December 31, 2023, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2024		December 31, 2023
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$154,240	$—	$185,195	$—
Financial instruments owned at fair value	594,820	594,820	417,644	417,644
Investment portfolio (AFS & HTM)	—	1,798,625	—	2,076,717
	$749,060	$2,393,445	$602,839	$2,494,361

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At June 30, 2024, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2024, the maximum number of shares that may yet be purchased under this plan was 10.8 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At June 30, 2024, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2024, available cash and highly liquid investments comprised approximately 20% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.6 billion of cash and cash equivalents at June 30, 2024, compared to $3.4 billion at December 31, 2023. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.6 billion in available-for-sale investment securities at June 30, 2024, compared to $1.6 billion at December 31, 2023. As of June 30, 2024, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of June 30, 2024, we had $27.1 billion in deposits compared to $27.3 billion at December 31, 2023. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $25.0 billion and $24.1 billion at June 30, 2024 and December 31, 2023, respectively, which includes $15.9 billion and $14.5 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2024 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at June 30, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the six months ended June 30, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the three and six months ended June 30, 2024 on these advances was 2.14%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2024, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At June 30, 2024, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.7 billion at June 30, 2024 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2024, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $1.1 billion with the Fed’s discount window at June 30, 2024. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $25.0 billion at June 30, 2024. At June 30, 2024, there was $26.2 billion in client money market and FDIC-insured product balances.

Public Offering of Senior Notes – On July 15, 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.25% senior notes due July 2024 (the “2014 Notes”). Interest on the 2014 Notes is payable semi-annually in arrears. We may redeem the 2014 Notes in whole or in part, at our option, at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In July 2016, we issued an additional $200.0 million in aggregate principal amount of 4.25% senior notes due 2024. The 2014 Notes matured in July 2024.

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

Use of Capital Resources

We have paid $127.0 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2024. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2024, and the years ended December 31, 2025, 2026, 2027, 2028, and thereafter are $96.7 million, $134.3 million, $123.3 million, $104.1 million, $91.3 million, and $177.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to two years. In addition, we sponsor non-share-based compensation plans, which includes restricted cash awards that are subject to ratable vesting terms with service requirements. We paid $67.0 million in restricted cash awards during the six months ended June 30, 2024. These awards are amortized as compensation expense over the relevant service period.

At June 30, 2024, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 13.7 million, of which 12.1 million were unvested. At June 30, 2024, there was unrecognized compensation cost for deferred awards of approximately $766.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2024, and the years ended December 31, 2025, 2026, 2027, 2028, and thereafter are $131.1 million, $218.2 million, $176.9 million, $118.7 million, $69.3 million, and $52.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

On July 18, 2024, the Company’s 4.25% Senior Notes matured resulting in the retirement of the $500.0 million outstanding balance.

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

At June 30, 2024, Stifel had net capital of $456.5 million, which was 40.0% of aggregate debit items and $433.7 million in excess of its minimum required net capital. At June 30, 2024, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2024, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2024, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At June 30, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2024, and the daily VaR at June 30, 2024 and December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024			VaR Calculation at
	High	Low	Daily Average	June 30, 2024	December 31, 2023
Daily VaR	$12,537	$5,259	$8,979	$9,862	$6,464

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

The following table illustrates the estimated change in net interest income at June 30, 2024, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	2.1%
+100	1.1
0	—
-100	(0.7)
-200	(2.4)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2024 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$11,612,079	$513,393	$4,504,672	$3,342,936
Securities	5,958,506	466,212	625,730	815,175
Interest-bearing cash	1,309,894	—	—	—
	$18,880,479	$979,605	$5,130,402	$4,158,111
Interest-bearing liabilities:
Transaction accounts and savings	$26,796,054	$—	$—	$—
Certificates of deposit	80,744	—	5	—
Borrowings	93,789	—	—
	$26,970,587	$—	$5	$—
GAP	(8,090,108)	979,605	5,130,397	4,158,111
Cumulative GAP	$(8,090,108)	$(7,110,503)	$(1,980,106)	$2,178,005

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.6 billion, and the fair value of the collateral that had been sold or repledged was $594.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2024 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2024. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2024	190,000	$76.37	190,000	10,806,813
May 1 - 31, 2024	38,611	79.92	38,611	10,768,202
June 1 - 30, 2024	—	—	—	10,768,202
	228,611	$76.97	228,611

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2024, the maximum number of shares that may yet be purchased under this plan was 10.8 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

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

Date: August 7, 2024