Form 10-Q
period 2024-09-30
STIFEL FINANCIAL CORP
filed 2024-11-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - November 1, 2024
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	102,352,531
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2024	December 31, 2023
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$1,915,767	$3,361,801
Cash segregated for regulatory purposes	29,519	162,048
Receivables:
Brokerage clients, net	916,982	841,507
Brokers, dealers, and clearing organizations	560,984	414,144
Securities purchased under agreements to resell	665,067	349,849
Financial instruments owned, at fair value	1,351,298	918,741
Available-for-sale securities, at fair value	1,618,289	1,551,686
Held-to-maturity securities, at amortized cost	6,613,793	5,888,798
Loans:
Held for investment, net	20,167,686	19,305,805
Held for sale, at lower of cost or market	465,739	423,999
Investments, at fair value	93,050	91,105
Fixed assets, net	190,636	191,528
Operating lease right-of-use assets, net	812,659	778,216
Goodwill	1,394,091	1,388,243
Intangible assets, net	117,167	133,279
Loans and advances to financial advisors and other employees, net	702,810	683,486
Deferred tax assets, net	156,439	121,522
Other assets	1,162,528	1,121,703
Total assets	$38,934,504	$37,727,460
Liabilities
Payables:
Brokerage clients	$668,797	$734,821
Brokers, dealers, and clearing organizations	210,267	231,736
Drafts	134,430	117,688
Securities sold under agreements to repurchase	657,984	417,644
Bank deposits	28,120,518	27,334,579
Financial instruments sold, but not yet purchased, at fair value	768,909	497,741
Accrued compensation	613,133	585,612
Lease liabilities, net	872,369	825,529
Accounts payable and accrued expenses	654,605	512,050
Senior notes	616,412	1,115,629
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	33,377,424	32,433,029
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,525 and 111,662,321 shares, respectively	16,749	16,749
Additional paid-in-capital	1,872,468	1,905,097
Retained earnings	3,617,476	3,398,610
Accumulated other comprehensive loss	(40,386)	(74,326)
Treasury stock, at cost, 9,349,460 and 10,600,793 shares, respectively	(594,227)	(636,699)
Total equity	5,557,080	5,294,431
Total liabilities and equity	$38,934,504	$37,727,460

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Commissions	$183,445	$165,075	$552,238	$499,983
Principal transactions	137,089	114,841	429,677	336,063
Investment banking	243,182	146,887	690,412	525,591
Asset management	382,616	333,127	1,130,849	968,960
Interest	510,823	505,198	1,515,803	1,439,532
Other income	18,705	459	39,835	(940)
Total revenues	1,475,860	1,265,587	4,358,814	3,769,189
Interest expense	251,192	220,536	753,176	566,624
Net revenues	1,224,668	1,045,051	3,605,638	3,202,565
Non-interest expenses:
Compensation and benefits	718,065	613,287	2,120,479	1,880,144
Occupancy and equipment rental	89,625	84,396	268,189	251,140
Communications and office supplies	48,869	46,215	144,417	137,320
Commissions and floor brokerage	16,239	14,413	46,389	42,965
Provision for credit losses	5,287	9,992	13,509	22,736
Other operating expenses	129,925	167,319	350,412	367,563
Total non-interest expenses	1,008,010	935,622	2,943,395	2,701,868
Income from operations before income tax expense	216,658	109,429	662,243	500,697
Provision for income taxes	58,153	41,268	174,869	140,645
Net income	158,505	68,161	487,374	360,052
Preferred dividends	9,320	9,321	27,961	27,961
Net income available to common shareholders	$149,185	$58,840	$459,413	$332,091

Earnings per common share:
Basic	$1.43	$0.55	$4.41	$3.09
Diluted	$1.34	$0.52	$4.16	$2.91

Cash dividends declared per common share	$0.42	$0.36	$1.26	$1.08

Weighted-average number of common shares outstanding:
Basic	103,966	106,068	104,135	107,580
Diluted	110,994	113,195	110,457	114,170

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$158,505	$68,161	$487,374	$360,052
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	39,411	(26,172)	31,174	(17,113)
Foreign currency translation adjustment	4,984	(3,472)	2,766	914
Total other comprehensive income/(loss), net of tax	44,395	(29,644)	33,940	(16,199)
Comprehensive income	$202,900	$38,517	$521,314	$343,853

(1)
Net of a tax expense of $16.3 million and tax benefit of $17.9 million for the three months ended September 30, 2024 and 2023, respectively. Net of a tax expense of $12.2 million and tax benefit of $6.3 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)
There were no reclassifications to earnings for the nine months ended September 30, 2024. There were no reclassifications to earnings for the three months ended September 30, 2023. Net of reclassifications to earnings of realized losses of $5.6 million for the nine months ended September 30, 2023.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2024	2023
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,836,561	1,856,578
Unit amortization, net of forfeitures	38,430	35,862
Distributions under employee plans	(2,610)	(7,016)
Other	87	—
Balance, end of period	1,872,468	1,885,424
Retained earnings:
Balance, beginning of period	3,521,015	3,286,777
Net income	158,505	68,161
Dividends declared:
Common	(48,707)	(43,235)
Preferred	(9,320)	(9,321)
Distributions under employee plans	(1,323)	(3,240)
Other	(2,694)	1
Balance, end of period	3,617,476	3,299,143
Accumulated other comprehensive loss:
Balance, beginning of period	(84,781)	(104,515)
Unrealized gains/(losses) on securities, net of tax	39,411	(26,172)
Foreign currency translation adjustment, net of tax	4,984	(3,472)
Balance, end of period	(40,386)	(134,159)
Treasury stock, at cost:
Balance, beginning of period	(576,337)	(397,602)
Distributions under employee plans	2,332	6,849
Common stock repurchased	(20,222)	(118,810)
Balance, end of period	(594,227)	(509,563)
Total Shareholders' Equity	$5,557,080	$5,242,594

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,905,097	1,928,069
Unit amortization, net of forfeitures	119,399	113,426
Distributions under employee plans	(152,308)	(156,080)
Other	280	9
Balance, end of period	1,872,468	1,885,424
Retained earnings:
Balance, beginning of period	3,398,610	3,169,095
Net income	487,374	360,052
Dividends declared:
Common	(146,127)	(130,800)
Preferred	(27,961)	(27,961)
Distributions under employee plans	(92,168)	(73,069)
Other	(2,252)	1,826
Balance, end of period	3,617,476	3,299,143
Accumulated other comprehensive loss:
Balance, beginning of period	(74,326)	(117,960)
Unrealized gains/(losses) on securities, net of tax	31,174	(17,113)
Foreign currency translation adjustment, net of tax	2,766	914
Balance, end of period	(40,386)	(134,159)
Treasury stock, at cost:
Balance, beginning of period	(636,699)	(352,482)
Distributions under employee plans	141,001	143,071
Common stock repurchased	(98,529)	(300,152)
Balance, end of period	(594,227)	(509,563)
Total Shareholders' Equity	$5,557,080	$5,242,594

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$487,374	$360,052
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	47,487	43,124
Amortization of loans and advances to financial advisors and other employees	115,803	104,703
Amortization of premium on investment portfolio	6,442	7,444
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	13,509	22,736
Amortization of intangible assets	17,710	13,872
Deferred income taxes	(43,545)	(33,022)
Stock-based compensation	118,447	106,237
Unrealized gains on sale of investments	(311)	(2,290)
Gain on sale of leased aircraft engines	(20,816)	—
Other, net	(2,435)	2,141
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(75,475)	38,711
Brokers, dealers, and clearing organizations	(145,855)	56,477
Securities purchased under agreements to resell	(315,218)	(64,205)
Financial instruments owned, including those pledged	(398,350)	(269,580)
Loans originated as held for sale	(1,531,378)	(614,254)
Proceeds from loans held for sale	1,383,014	626,663
Loans and advances to financial advisors and other employees	(141,509)	(130,665)
Other assets	114,950	(31,913)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(66,024)	(65,852)
Brokers, dealers, and clearing organizations	(38,031)	60,363
Drafts	16,742	(24,780)
Financial instruments sold, but not yet purchased	236,961	93,131
Other liabilities and accrued expenses	16,363	(74,940)
Net cash (used in)/provided by operating activities	$(204,145)	$224,153

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$206,665	$112,928
Calls and principal paydowns of held-to-maturity securities	1,537,637	89,815
Sale or maturity of investments	5,204	15,694
Sale of leased aircraft engines	44,248	—
(Increase)/decrease in loans held for investment, net	(764,645)	147,629
Payments for:
Purchase of fixed assets	(56,357)	(39,026)
Purchase of available-for-sale securities	(237,640)	(19,635)
Purchase of held-to-maturity securities	(2,262,874)	—
Purchase of investments	(8,098)	(15,272)
Acquisitions, net of cash received	(8,106)	(113,452)
Net cash (used in)/provided by investing activities	(1,543,966)	178,681
Cash Flows From Financing Activities:
Payment of contingent consideration	(902)	(6,045)
Increase in securities sold under agreements to repurchase	240,340	196,939
Increase in bank deposits, net	785,939	477,247
Increase in securities loaned	16,562	36,465
Tax payments related to shares withheld for stock-based compensation plans	(104,029)	(83,909)
Repayment of senior notes	(500,000)	—
Repurchase of common stock	(98,529)	(300,152)
Cash dividends on preferred stock	(27,961)	(27,961)
Cash dividends paid to common stock and equity-award holders	(144,638)	(123,582)
Net cash provided by financing activities	166,782	169,002
Effect of exchange rate changes on cash	2,766	914
(Decrease)/increase in cash, cash equivalents, and cash segregated for regulatory purposes	(1,578,563)	572,750
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	3,523,849	2,229,002
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,945,286	$2,801,752
Supplemental disclosure of cash flow information:
Cash paid for interest	$763,539	$575,121
Cash paid for income taxes, net of refunds	185,354	104,569
Noncash financing activities:
Unit grants, net of forfeitures	157,748	179,078

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,915,767	$3,361,801
Cash segregated for regulatory purposes	29,519	162,048
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,945,286	$3,523,849

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

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2024 and December 31, 2023, included (in thousands):

	September 30, 2024	December 31, 2023
Receivable from clearing organizations	$262,949	$178,991
Deposits paid for securities borrowed	252,037	215,368
Securities failed to deliver	45,998	19,785
	$560,984	$414,144

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2024 and December 31, 2023, included (in thousands):

	September 30, 2024	December 31, 2023
Deposits received from securities loaned	$152,255	$135,693
Securities failed to receive	42,296	91,636
Payable to clearing organizations	15,716	4,407
	$210,267	$231,736

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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments is based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, primarily U.S. government securities and corporate equity securities listed in active markets.

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities, asset-backed securities, fixed income and equity securities infrequently traded, state and municipal securities, and non-agency mortgage-backed securities and sovereign debt securities, included in other in the table below.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$26,025	$11,692	$24,261	$14,454
Money market funds	1,768	—	4,706	—
Mutual funds	570	—	3,632	—
Private equity funds	448	1,181	368	1,181
Total	$28,811	$12,873	$32,967	$15,635

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities and corporate equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income securities, and U.S. government agency securities, sovereign debt, state and municipal securities, and asset-backed securities, included in other in the table below.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, are presented below (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$19,662	$19,662	$—	$—
U.S. government agency securities	198,038	—	198,038	—
Agency mortgage-backed securities	369,513	—	369,513	—
Asset-backed securities	96,290	—	95,155	1,135
Corporate securities:
Fixed income securities	302,247	—	302,247	—
Equity securities	58,526	56,605	1,921	—
State and municipal securities	244,491	—	244,491	—
Other (1)	62,531	—	4,006	58,525
Total financial instruments owned	1,351,298	76,267	1,215,371	59,660
Available-for-sale securities:
U.S. government agency securities	2,298	—	2,298	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	925,385	—	925,385	—
Commercial	67,898	—	67,898	—
Non-agency	215	—	215	—
Corporate fixed income securities	486,817	—	486,817	—
Asset-backed securities	133,325	—	133,325	—
Total available-for-sale securities	1,618,289	—	1,618,289	—
Investments:
Corporate equity securities	25,887	13,795	214	11,878
Auction rate securities	738	—	—	738
Other (2)	39,382	35	—	39,347
Investments in funds and partnerships measured at NAV	27,043
Total investments	93,050	13,830	214	51,963
Cash equivalents measured at NAV	1,768
Derivative contracts (3)	95,327	—	95,327	—
	$3,159,732	$90,097	$2,929,201	$111,623

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$441,703	$441,703	$—	$—
Agency mortgage-backed securities	114,969	—	114,969	—
Corporate securities:
Fixed income securities	186,964	—	186,964	—
Equity securities	24,221	24,221	—	—
Other (4)	1,052	—	334	718
Total financial instruments sold, but not yet purchased	768,909	465,924	302,267	718
Derivative contracts (5)	95,314	—	95,314	—
	$864,223	$465,924	$397,581	$718

(4) Includes syndicated loans, U.S. government agency securities, and sovereign debt.

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at June 30, 2024	$1,203	$65,713	$11,878	$739	$39,349
Unrealized gains/(losses)	—	146	—	(1)	(2)
Realized gains/(losses)	97	(1,460)	—	—	—
Purchases	—	19,118	—	—	—
Sales	—	(16,866)	—	—	—
Redemptions	(165)	(8,126)	—	—	—
Net change	(68)	(7,188)	—	(1)	(2)
Balance at September 30, 2024	$1,135	$58,525	$11,878	$738	$39,347

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30, 2024
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2023	$1,498	$82,964	$11,878	$783	$39,467
Unrealized gains/(losses)	—	1,694	—	(45)	(120)
Realized gains/(losses)	1,397	(3,252)	—	—	—
Purchases	—	47,546	—	—	—
Sales	—	(49,810)	—	—	—
Redemptions	(1,760)	(20,617)	—	—	—
Net change	(363)	(24,439)	—	(45)	(120)
Balance at September 30, 2024	$1,135	$58,525	$11,878	$738	$39,347

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2024, relating to Level 3 assets still held at September 30, 2024, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2024 and December 31, 2023, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,915,767	$1,915,767	$3,361,801	$3,361,801
Cash segregated for regulatory purposes	29,519	29,519	162,048	162,048
Securities purchased under agreements to resell	665,067	665,067	349,849	349,849
Financial instruments owned	1,351,298	1,351,298	918,741	918,741
Available-for-sale securities	1,618,289	1,618,289	1,551,686	1,551,686
Held-to-maturity securities	6,613,793	6,626,453	5,888,798	5,852,176
Bank loans	20,167,686	19,447,489	19,305,805	18,259,923
Loans held for sale	465,739	465,739	423,999	423,999
Investments	93,050	93,050	91,105	91,105
Derivative contracts (1)	95,327	95,327	118,668	118,668
Financial liabilities:
Securities sold under agreements to repurchase	$657,984	$657,984	$417,644	$417,644
Bank deposits	28,120,518	26,182,382	27,334,579	25,326,174
Financial instruments sold, but not yet purchased	768,909	768,909	497,741	497,741
Senior notes	616,412	592,839	1,115,629	1,041,217
Debentures to Stifel Financial Capital Trusts	60,000	55,508	60,000	55,507
Derivative contracts (2)	95,314	95,314	118,651	118,651

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,913,999	$1,913,999	$—	$—
Cash segregated for regulatory purposes	29,519	29,519	—	—
Securities purchased under agreements to resell	665,067	—	665,067	—
Held-to-maturity securities	6,626,453	—	6,555,074	71,379
Bank loans	19,447,489	—	19,447,489	—
Loans held for sale	465,739	—	465,739	—
Financial liabilities:
Securities sold under agreements to repurchase	$657,984	$—	$657,984	$—
Bank deposits	26,182,382	—	26,182,382	—
Senior notes	592,839	592,839	—	—
Debentures to Stifel Financial Capital Trusts	55,508	—	—	55,508

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$3,357,095	$3,357,095	$—	$—
Cash segregated for regulatory purposes	162,048	162,048	—	—
Securities purchased under agreements to resell	349,849	—	349,849	—
Held-to-maturity securities	5,852,176	—	5,758,130	94,046
Bank loans	18,259,923	—	18,259,923	—
Loans held for sale	423,999	—	423,999	—
Financial liabilities:
Securities sold under agreements to repurchase	$417,644	$—	$417,644	$—
Bank deposits	25,326,174	—	25,326,174	—
Senior notes	1,041,217	1,041,217	—	—
Debentures to Stifel Financial Capital Trusts	55,507	—	—	55,507

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2024 and December 31, 2023.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2024 and December 31, 2023 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2024 and December 31, 2023 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Financial instruments owned:
U.S. government securities	$19,662	$32,411
U.S. government agency securities	198,038	106,634
Agency mortgage-backed securities	369,513	159,903
Asset-backed securities	96,290	19,604
Corporate securities:
Fixed income securities	302,247	237,671
Equity securities	58,526	52,520
State and municipal securities	244,491	223,155
Other (1)	62,531	86,843
	$1,351,298	$918,741
Financial instruments sold, but not yet purchased:
U.S. government securities	$441,703	$273,653
Agency mortgage-backed securities	114,969	52,664
Corporate securities:
Fixed income securities	186,964	138,359
Equity securities	24,221	21,576
Other (2)	1,052	11,489
	$768,909	$497,741

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans, U.S. government agency securities, sovereign debt, state and municipal securities, and asset-backed securities.

At September 30, 2024 and December 31, 2023, financial instruments owned in the amount of $563.1 million and $303.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,399	$10	$(111)	$2,298
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	1,017,358	1,202	(93,175)	925,385
Commercial	69,659	—	(1,761)	67,898
Non-agency	224	—	(9)	215
Corporate fixed income securities	526,303	—	(39,486)	486,817
Asset-backed securities	134,111	74	(860)	133,325
	$1,752,404	$1,287	$(135,402)	$1,618,289
Held-to-maturity securities (2)
Asset-backed securities	$6,613,793	$17,893	$(5,233)	$6,626,453

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,376	$5	$(162)	$2,219
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	855,456	—	(109,286)	746,170
Commercial	70,326	—	(3,655)	66,671
Non-agency	274	—	(13)	261
Corporate fixed income securities	615,131	—	(58,970)	556,161
Asset-backed securities	181,717	—	(3,864)	177,853
	$1,727,630	$6	$(175,950)	$1,551,686
Held-to-maturity securities (2)
Asset-backed securities	$5,888,798	$6,387	$(43,009)	$5,852,176

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2024, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at September 30, 2024 and December 31, 2023 was $99.1 million and $95.7 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2024. There were no sales of available-for-sale securities during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we received proceeds of $2.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2024 and December 31, 2023 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$85,543	$84,944	$105,389	$104,113
After one year through three years	128,649	123,743	184,975	174,827
After three years through five years	26,268	24,226	38,462	34,316
After five years through ten years	400,645	364,789	448,931	398,624
After ten years	1,111,299	1,020,587	949,873	839,806
	$1,752,404	$1,618,289	$1,727,630	$1,551,686
Held-to-maturity securities
After three years through five years	26,584	26,598	—	—
After five years through ten years	2,916,495	2,922,027	2,754,817	2,740,154
After ten years	3,670,714	3,677,828	3,133,981	3,112,022
	$6,613,793	$6,626,453	$5,888,798	$5,852,176

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2024, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,298	$—	$—	$2,298
State and municipal securities	—	2,351	—	—	2,351
Mortgage-backed securities:
Agency	—	224	80,761	844,400	925,385
Commercial	—	—	—	67,898	67,898
Non-agency	—	—	215	—	215
Corporate fixed income securities	84,944	143,096	258,777	—	486,817
Asset-backed securities	—	—	25,036	108,289	133,325
	$84,944	$147,969	$364,789	$1,020,587	$1,618,289
Held-to-maturity securities
Asset-backed securities	$—	$26,584	$2,916,495	$3,670,714	$6,613,793

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At September 30, 2024 and December 31, 2023, securities of $897.5 million and $746.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2024 and December 31, 2023, securities of $1.8 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(111)	$1,839	$(111)	$1,839
Mortgage-backed securities:
Agency	(281)	12,388	(92,894)	682,765	(93,175)	695,153
Commercial	—	—	(1,761)	67,898	(1,761)	67,898
Non-agency	—	—	(9)	215	(9)	215
Corporate fixed income securities	—	—	(39,486)	486,817	(39,486)	486,817
Asset-backed securities	(17)	8,250	(843)	93,001	(860)	101,251
	$(298)	$20,638	$(135,104)	$1,332,535	$(135,402)	$1,353,173

At September 30, 2024, the amortized cost of 243 securities classified as available for sale exceeded their fair value by $135.4 million, of which $135.1 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2024, was $1.4 billion, which was 83.6% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at September 30, 2024 (in thousands):

	AAA	AA	C	NR	Total
Held-to-maturity securities
Asset-backed securities	$2,697,543	$3,871,408	$842	$44,000	$6,613,793

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2024 and December 31, 2023 (in thousands, except percentages):

	September 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Residential real estate	$8,406,932	41.3%	$8,047,647	41.4%
Commercial and industrial	3,896,824	19.1	3,566,987	18.3
Fund banking	3,762,960	18.5	3,633,126	18.7
Securities-based loans	2,273,246	11.2	2,306,455	11.9
Construction and land	1,219,787	6.0	1,034,370	5.3
Commercial real estate	565,686	2.8	660,631	3.4
Home equity lines of credit	170,732	0.8	136,270	0.7
Other	53,414	0.3	55,981	0.3
Gross bank loans	20,349,581	100.0%	19,441,467	100.0%
Loans in process/(unapplied loan payments), net	(38,825)		1,108
Unamortized loan fees, net	(5,720)		(8,478)
Allowance for loan losses	(137,350)		(128,292)
Loans held for investment, net	$20,167,686		$19,305,805

At September 30, 2024 and December 31, 2023, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $41.8 million and $46.0 million, respectively.

At September 30, 2024 and December 31, 2023, we had loans held for sale of $465.7 million and $424.0 million, respectively. For the three months ended September 30, 2024 and 2023, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $0.1 million and $0.2 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2024 and 2023, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $3.0 million and $2.8 million, respectively, from the sale of originated loans, net of fees and costs.

At September 30, 2024 and December 31, 2023, loans, primarily consisting of residential and commercial real estate loans of $7.8 billion and $7.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At September 30, 2024, loans of $2.3 billion were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at September 30, 2024 and December 21, 2023 was $100.9 million and $94.0 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2024 (in thousands).

	Three Months Ended September 30, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$76,354	$10,321	$(6,813)	$—	$79,862
Construction and land	16,379	3,396	—	—	19,775
Commercial real estate	15,312	(2,997)	—	—	12,315
Fund banking	12,179	(1,642)	—	—	10,537
Residential real estate	11,242	28	—	—	11,270
Securities-based loans	2,813	40	—	—	2,853
Home equity lines of credit	362	(143)	—	—	219
Other	473	205	(159)	—	519
	$135,114	$9,208	$(6,972)	$—	$137,350

	Nine Months Ended September 30, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,077	$22,476	$(10,624)	$933	$79,862
Construction and land	11,817	7,958	—	—	19,775
Commercial real estate	21,386	(7,381)	(1,690)	—	12,315
Fund banking	10,173	364	—	—	10,537
Residential real estate	13,855	(2,585)	—	—	11,270
Securities-based loans	3,035	(182)	—	—	2,853
Home equity lines of credit	371	(152)	—	—	219
Other	578	100	(159)	—	519
	$128,292	$20,598	$(12,473)	$933	$137,350

During the three months ended September 30, 2024, we recorded $5.3 million of net credit loss reserves, including $9.2 million of the reserve for credit losses for funded loans, partially offset by a release of $3.9 million of the allowance for unfunded lending commitments. During the nine months ended September 30, 2024, we recorded $13.5 million of net credit loss reserves, including $20.6 million of the reserve for credit losses for funded loans and $0.3 million related to employee retention awards, partially offset by a release of $7.4 million of the allowance for unfunded lending commitments. During the three months ended September 30, 2023, we recorded $10.0 million of net credit loss reserves, including $13.4 million of the reserve for credit losses for funded loans, partially offset by a release of $3.4 million of the allowance for unfunded lending commitments. During the nine months ended September 30, 2023, we recorded $22.7 million of net credit loss reserves, including $24.9 million of the reserve for credit losses for funded loans, partially offset by a release of $2.2 million of the allowance for unfunded lending commitments. The provision for unfunded lending agreements is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

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

The following tables present the aging of the recorded investment in past due loans at September 30, 2024 and December 31, 2023 by portfolio segment (in thousands):

	As of September 30, 2024
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$12,597	$3,226	$15,823	$8,391,109	$8,406,932
Commercial and industrial	60,901	—	60,901	3,835,923	3,896,824
Fund banking	—	—	—	3,762,960	3,762,960
Securities-based loans	—	850	850	2,272,396	2,273,246
Construction and land	—	—	—	1,219,787	1,219,787
Commercial real estate	—	—	—	565,686	565,686
Home equity lines of credit	305	568	873	169,859	170,732
Other	58	51	109	53,305	53,414
Total	$73,861	$4,695	$78,556	$20,271,025	$20,349,581

	As of September 30, 2024*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$43,742	$13,833	$57,575
Construction and land	48,349	—	48,349
Commercial real estate	34,813	—	34,813
Residential real estate	1,251	1,705	2,956
Home equity lines of credit	378	—	378
Other	51	—	51
Total	$128,584	$15,538	$144,122

* There were no loans past due 90 days and still accruing interest at September 30, 2024.

	As of December 31, 2023
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$15,312	$3,945	$19,257	$8,028,390	$8,047,647
Fund banking	—	—	—	3,633,126	3,633,126
Commercial and industrial	—	2,022	2,022	3,564,965	3,566,987
Securities-based loans	—	3	3	2,306,452	2,306,455
Construction and land	—	—	—	1,034,370	1,034,370
Commercial real estate	—	—	—	660,631	660,631
Home equity lines of credit	570	87	657	135,613	136,270
Other	45	59	104	55,877	55,981
Total	$15,927	$6,116	$22,043	$19,419,424	$19,441,467

	As of December 31, 2023*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial real estate	$39,195	$—	$39,195
Residential real estate	3,090	1,000	4,090
Commercial and industrial	—	2,022	2,022
Securities-based loans	—	3	3
Home equity lines of credit	22	65	87
Other	59	—	59
Total	$42,366	$3,090	$45,456

* There were no loans past due 90 days and still accruing interest at December 31, 2023.

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and nine months ended September 30, 2024 and 2023 were not significant.

The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2024 and 2023, were insignificant to the consolidated financial statements.

Credit quality indicators

As of September 30, 2024, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At September 30, 2024 and December 31, 2023, 96.8% and 97.0% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,401,700	$2,006	$3,226	$—	$8,406,932
Commercial and industrial	3,526,625	140,345	185,342	44,512	3,896,824
Fund banking	3,762,960	—	—	—	3,762,960
Securities-based loans	2,273,246	—	—	—	2,273,246
Construction and land	1,171,438	—	—	48,349	1,219,787
Commercial real estate	462,443	11,980	56,450	34,813	565,686
Home equity lines of credit	170,070	94	568	—	170,732
Other	53,338	76	—	—	53,414
Total	$19,821,820	$154,501	$245,586	$127,674	$20,349,581

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,042,246	$1,456	$3,945	$—	$8,047,647
Fund banking	3,633,126	—	—	—	3,633,126
Commercial and industrial	3,294,891	89,302	180,772	2,022	3,566,987
Securities-based loans	2,306,452	—	—	3	2,306,455
Construction and land	963,083	71,287	—	—	1,034,370
Commercial real estate	512,171	49,264	99,196	—	660,631
Home equity lines of credit	135,806	377	87	—	136,270
Other	55,922	—	—	59	55,981
Total	$18,943,697	$211,686	$284,000	$2,084	$19,441,467

	Term Loans Amortized Cost Basis by Origination Year – September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$872,201	$1,105,958	$2,505,122	$2,192,501	$859,573	$866,345	$—	$8,401,700
Special Mention	—	—	574	1,432	—	—	—	2,006
Substandard	—	—	2,355	88	—	783	—	3,226
Doubtful	—	—	—	—	—	—	—	—
	$872,201	$1,105,958	$2,508,051	$2,194,021	$859,573	$867,128	$—	$8,406,932
Commercial and industrial:
Pass	$646,852	$585,845	$799,469	$652,190	$65,669	$123,823	$652,777	$3,526,625
Special Mention	1,421	10,148	29,331	27,867	14,258	—	57,320	140,345
Substandard	—	—	55,406	49,249	—	—	80,687	185,342
Doubtful	—	—	5,132	27,190	—	3,254	8,936	44,512
	$648,273	$595,993	$889,338	$756,496	$79,927	$127,077	$799,720	$3,896,824
Fund banking:
Pass	$1,200	$790	$41,544	$—	$334	$—	$3,719,092	$3,762,960
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$1,200	$790	$41,544	$—	$334	$—	$3,719,092	$3,762,960
Securities-based loans:
Pass	$8,115	$14,491	$2,147	$2,123	$51,807	$36,572	$2,157,991	$2,273,246
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$8,115	$14,491	$2,147	$2,123	$51,807	$36,572	$2,157,991	$2,273,246
Construction and land:
Pass	$4,224	$208,373	$596,763	$197,077	$151,861	$13,140	$—	$1,171,438
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	48,349	—	48,349
	$4,224	$208,373	$596,763	$197,077	$151,861	$61,489	$—	$1,219,787
Commercial real estate:
Pass	$—	$33,736	$260,279	$64,881	$29,991	$73,556	$—	$462,443
Special Mention	—	—	11,980	—	—	—	—	11,980
Substandard	—	—	56,450	—	—	—	—	56,450
Doubtful	—	—	—	34,813	—	—	—	34,813
	$—	$33,736	$328,709	$99,694	$29,991	$73,556	$—	$565,686
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$170,070	$170,070
Special Mention	—	—	—	—	—	—	94	94
Substandard	—	—	—	—	—	—	568	568
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$170,732	$170,732
Other:
Pass	$3,492	$—	$3,991	$—	$10,000	$24,954	$10,901	$53,338
Special Mention	—	—	—	—	—	—	76	76
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$3,492	$—	$3,991	$—	$10,000	$24,954	$10,977	$53,414

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2023	Adjustments	Write-off	September 30, 2024
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	1,053,234	5,848	—	1,059,082
	$1,388,243	$5,848	$—	$1,394,091

	December 31, 2023	Adjustments	Amortization	September 30, 2024
Intangible assets
Global Wealth Management	$28,687	$—	$(3,305)	$25,382
Institutional Group	104,592	1,598	(14,405)	91,785
	$133,279	$1,598	$(17,710)	$117,167

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2024 are primarily attributable to the acquisition of Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”).

On August 1, 2024, the Company acquired Finance 500 and CBR (collectively, the “acquired business”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposits and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. Consideration for this acquisition consisted of cash from operations. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $7.5 million of goodwill and intangible assets in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price of the acquired business is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of the acquired business as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the acquired business, its employees, and customer base.

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$229,320	$133,214	$227,486	$122,971
Trade names	30,359	23,477	30,359	22,366
Acquired technology	18,314	7,635	18,314	3,447
Non-compete agreements	10,700	9,314	10,700	8,421
Investment banking backlog	8,913	6,935	8,913	5,758
Core deposits	8,615	8,479	8,615	8,145
	$306,221	$189,054	$304,387	$171,108

Amortization expense related to intangible assets was $5.9 million and $4.8 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $17.7 million and $13.9 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2024, are: customer relationships, 9.6 years; trade names, 6.6 years; non-compete agreements, 4.1 years; acquired technology, 1.8 years; core deposits, 0.7 years; and investment banking backlog, 4.2 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of September 30, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2024	$5,558
2025	21,109
2026	17,005
2027	13,308
2028	12,350
Thereafter	45,719
$115,049

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

Our uncommitted secured lines of credit at September 30, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the nine months ended September 30, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during nine months ended September 30, 2024 was 2.15%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2024, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At September 30, 2024, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
4.25% senior notes, due 2024 (1)	$—	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	625,000	1,125,000
Debt issuance costs, net	(8,588)	(9,371)
Senior notes, net	$616,412	$1,115,629

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	625,000
$625,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Demand deposits (interest-bearing)	$27,539,904	$27,111,072
Demand deposits (non-interest-bearing)	309,982	223,505
Certificates of deposit	270,632	2
	$28,120,518	$27,334,579

The weighted-average interest rate on deposits was 3.32% and 2.66% at September 30, 2024 and December 31, 2023, respectively. Certificates of deposit, of $0.1 million and greater, due within one year at September 30, 2024 was $270.6 million.

At September 30, 2024 and December 31, 2023, bank deposits include related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were $2.4 million and $9.0 million, respectively. Brokerage customers’ deposits were $26.0 billion and $24.1 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$95,327	$95,314	$2,195,110

	December 31, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$118,668	$118,651	$1,994,919

The scheduled maturities of our derivative instruments as of September 30, 2024, are as follows (in thousands):

Within one year	$219,563
One to three years	780,905
Three to five years	456,562
Five to ten years	662,976
Ten to fifteen years	58,020
Fifteen years and thereafter	17,084
$2,195,110

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Swaps	$2,025,110	$1,824,919
Written options	170,000	170,000
	$2,195,110	$1,994,919

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$252,037	$665,067	$95,327	$1,012,431
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	252,037	665,067	95,327	1,012,431
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(83,345)	(4,079)	(24,945)	(112,369)
Available collateral	(158,275)	(657,485)	(63,929)	(879,689)
Net amount	$10,417	$3,503	$6,453	$20,373

	As of December 31, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$215,368	$349,849	$118,668	$683,885
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	215,368	349,849	118,668	683,885
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(23,691)	(23,441)	(14,556)	(61,688)
Available collateral	(184,689)	(325,627)	(82,607)	(592,923)
Net amount	$6,988	$781	$21,505	$29,274
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $661.5 million and $350.2 million at September 30, 2024 and December 31, 2023, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $73.5 million and $84.1 million at September 30, 2024 and December 31, 2023, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(152,255)	$(657,984)	$(95,314)	$(905,553)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(152,255)	(657,984)	(95,314)	(905,553)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	83,345	4,079	24,945	112,369
Collateral pledged	68,910	653,905	15,453	738,268
Net amount	$—	$—	$(54,916)	$(54,916)

	As of December 31, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(135,693)	$(417,644)	$(118,651)	$(671,988)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(135,693)	(417,644)	(118,651)	(671,988)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	23,691	23,441	14,556	61,688
Collateral pledged	111,981	394,203	22,661	528,845
Net amount	$(21)	$—	$(81,434)	$(81,455)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $689.0 million and $425.9 million at September 30, 2024 and December 31, 2023, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $21.2 million and $19.1 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2024, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2024, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $115.0 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2024, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC and CFTC Investigation of Communications Recordkeeping

The Company has been contacted by each of the SEC and the CFTC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The Company entered into an agreement with the SEC to resolve the SEC’s investigation pursuant to the terms of a formal offer from the Company’s subsidiary, Stifel that was reflected in an Order entered by the SEC on September 24, 2024. The CFTC has provided the Company with a settlement offer, which the Company declined to accept. With respect to the ongoing CFTC investigation, the Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that a settlement will be achieved or the ultimate resolution of the matter.

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

At September 30, 2024, Stifel had net capital of $486.2 million, which was 41.0% of aggregate debit items and $462.5 million in excess of its minimum required net capital. At September 30, 2024, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2024, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At September 30, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2024 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,474,276	15.0%	$1,043,246	4.5%	$1,506,911	6.5%
Tier 1 capital	4,159,276	17.9%	1,390,994	6.0%	1,854,659	8.0%
Total capital	4,377,743	18.9%	1,854,659	8.0%	2,318,324	10.0%
Tier 1 leverage	4,159,276	11.3%	1,472,539	4.0%	1,840,674	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,306,476	10.7%	$549,600	4.5%	$793,866	6.5%
Tier 1 capital	1,306,476	10.7%	732,800	6.0%	977,066	8.0%
Total capital	1,429,156	11.7%	977,066	8.0%	1,221,333	10.0%
Tier 1 leverage	1,306,476	7.1%	735,906	4.0%	919,883	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$758,397	13.6%	$251,615	4.5%	$363,444	6.5%
Tier 1 capital	758,397	13.6%	335,487	6.0%	447,315	8.0%
Total capital	799,189	14.3%	447,315	8.0%	559,144	10.0%
Tier 1 leverage	758,397	7.1%	428,036	4.0%	535,045	5.0%

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At September 30, 2024 and December 31, 2023, operating lease right-of-use assets were $812.7 million and $778.2 million, respectively, and lease liabilities were $872.4 million and $825.5 million, respectively.

The table below summarizes our net lease cost for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease cost	$27,789	$27,183
Short-term lease cost	814	710
Variable lease cost	6,567	7,299
Sublease income	(290)	(274)
Net lease cost	$34,880	$34,918

	Nine Months Ended September 30,
	2024	2023
Operating lease cost	$82,981	$79,961
Short-term lease cost	2,192	1,425
Variable lease cost	20,579	21,244
Sublease income	(839)	(836)
Net lease cost	$104,913	$101,794

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the nine months ended September 30, 2024 (in thousands):

Operating lease cash flows	$75,816
Right-of-use assets obtained in exchange for new operating lease liabilities	$85,088
Weighted-average remaining lease term (years)	12.6
Weighted-average discount rate	4.93%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of September 30, 2024, (in thousands, except percentages).

Remainder of 2024	$27,139
2025	104,756
2026	105,723
2027	106,217
2028	103,840
Thereafter	762,653
Total undiscounted lease payments	1,210,328
Imputed interest	(337,959)
Total operating lease liabilities	$872,369

Aircraft Engine Operating Leases

As of September 30, 2024, the Company had a total lease portfolio of 24 aircraft engines with a net book value of $157.0 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for additional information.

During the third quarter of 2024, the Company transferred 22 aircraft engines with a net book value of $152.1 million from aircraft engine operating leases included in fixed assets, net to aircraft engines held for sale, included in other assets in the accompanying consolidated statements of financial condition. The Company ceases recognition of depreciation expense once an aircraft engine is classified as held for sale.

During the third quarter of 2024, the Company sold 2 aircraft engines with a net book value of $6.2 million and recognized a gain from the sale of $1.1 million, which is included in other income in the consolidated statements of operations. During the nine months ended September 30, 2024, the Company sold 5 aircraft engines with a net book value of $23.8 million and recognized a gain from the sale of $20.8 million.

Lease income, included in other income in the consolidated statements of operations, was $8.6 million and $18.2 million for the three and nine months ended September 30, 2024, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Revenues from contracts with customers:
Commissions	$183,445	$165,075
Investment banking	243,182	146,887
Asset management	382,616	333,127
Other	1,649	1,380
Total revenue from contracts with customers	810,892	646,469
Other sources of revenue:
Interest	510,823	505,198
Principal transactions	137,089	114,841
Other	17,056	(921)
Total revenues	$1,475,860	$1,265,587

	Nine Months Ended September 30,
	2024	2023
Revenues from contracts with customers:
Commissions	$552,238	$499,983
Investment banking	690,412	525,591
Asset management	1,130,849	968,960
Other	4,447	3,987
Total revenue from contracts with customers	2,377,946	1,998,521
Other sources of revenue:
Interest	1,515,803	1,439,532
Principal transactions	429,677	336,063
Other	35,388	(4,927)
Total revenues	$4,358,814	$3,769,189

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$129,230	$54,215	$—	$183,445
Capital raising	6,217	100,108	—	106,325
Advisory	—	136,857	—	136,857
Investment banking	6,217	236,965	—	243,182
Asset management	382,309	307	—	382,616
Other	1,649	—	—	1,649
Total	519,405	291,487	—	810,892
Primary Geographic Region:
United States	519,405	239,789	—	759,194
United Kingdom	—	28,393	—	28,393
Canada	—	9,969	—	9,969
Other	—	13,336	—	13,336
	$519,405	$291,487	$—	$810,892

	Three Months Ended September 30, 2023
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$112,300	$52,775	$—	$165,075
Capital raising	3,895	45,719	—	49,614
Advisory	—	97,273	—	97,273
Investment banking	3,895	142,992	—	146,887
Asset management	333,088	39	—	333,127
Other	1,319	17	44	1,380
Total	450,602	195,823	44	646,469
Primary Geographic Region:
United States	450,602	145,787	44	596,433
United Kingdom	—	31,240	—	31,240
Canada	—	8,601	—	8,601
Other	—	10,195	—	10,195
	$450,602	$195,823	$44	$646,469

	Nine Months Ended September 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$371,912	$180,326	$—	$552,238
Capital raising	16,277	286,615	—	302,892
Advisory	—	387,520	—	387,520
Investment banking	16,277	674,135	—	690,412
Asset management	1,130,496	353	—	1,130,849
Other	4,447	—	—	4,447
Total	1,523,132	854,814	—	2,377,946
Primary Geographic Region:
United States	1,523,132	697,337	—	2,220,469
United Kingdom	—	89,964	—	89,964
Canada	—	31,056	—	31,056
Other	—	36,457	—	36,457
	$1,523,132	$854,814	$—	$2,377,946

	Nine Months Ended September 30, 2023
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$332,327	$167,656	$—	$499,983
Capital raising	12,118	177,263	—	189,381
Advisory	—	336,210	—	336,210
Investment banking	12,118	513,473	—	525,591
Asset management	968,863	97	—	968,960
Other	3,821	17	149	3,987
Total	1,317,129	681,243	149	1,998,521
Primary Geographic Region:
United States	1,317,129	499,047	149	1,816,325
United Kingdom	—	99,844	—	99,844
Canada	—	38,738	—	38,738
Other	—	43,614	—	43,614
	$1,317,129	$681,243	$149	$1,998,521

See Note 22 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2024. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2024.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $131.4 million and $136.9 million at September 30, 2024 and December 31, 2023, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the nine months ended September 30, 2024.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2024 and December 31, 2023 was $21.5 million and $18.5 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans held for investment, net	$319,493	$320,715	$936,714	$928,801
Investment securities	124,582	120,670	360,975	345,201
Interest-bearing cash and federal funds sold	36,684	35,560	128,842	83,280
Margin balances	13,710	15,651	41,870	45,874
Financial instruments owned	7,027	4,402	18,232	12,754
Other	9,327	8,200	29,170	23,622
	$510,823	$505,198	$1,515,803	$1,439,532
Interest expense:
Bank deposits	$229,725	$198,197	$680,076	$506,847
Senior notes	8,184	12,507	33,197	37,519
Other	13,283	9,832	39,903	22,258
	$251,192	$220,536	$753,176	$566,624

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 3.9 million shares at September 30, 2024.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $36.6 million and $35.2 million for the three months ended September 30, 2024 and 2023, respectively, and $106.7 million and $102.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $30.2 million and $27.2 million for the three months ended September 30, 2024 and 2023, respectively, and $88.2 million and $78.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2024, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 13.7 million, of which 12.1 million were unvested.

At September 30, 2024, there was unrecognized compensation cost for deferred awards of approximately $712.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.2 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively and $13.4 million and $13.2 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 21 – Off-Balance Sheet Credit Risk

In the normal course of business, we execute, settle, and finance customer and proprietary securities transactions. These activities expose our company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions generally settle within one business day after trade date. Should a customer or broker fail to deliver cash or securities as agreed, we may be required to purchase or sell securities at unfavorable market prices.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2024 and December 31, 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion and $1.6 billion, respectively, and the fair value of the collateral that had been sold or repledged was $658.0 million and $417.6 million, respectively.

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

At September 30, 2024 and December 31, 2023, Stifel Bancorp had outstanding commitments to originate loans aggregating $242.2 million and $103.6 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2024, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2024 and December 31, 2023, Stifel Bancorp had outstanding letters of credit totaling $41.6 million and $37.1 million, respectively. A majority of the standby letters of credit commitments at September 30, 2024, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2024 and December 31, 2023, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.3 billion and $6.3 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2024 and December 31, 2023, the expected credit losses for unfunded lending commitments was $25.9 million and $33.3 million, respectively.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues: (1)
Global Wealth Management	$827,116	$768,558	$2,418,751	$2,283,934
Institutional Group	372,401	256,888	1,114,498	867,025
Other	25,151	19,605	72,389	51,606
	$1,224,668	$1,045,051	$3,605,638	$3,202,565
Income/(loss) before income taxes:
Global Wealth Management	$301,703	$298,449	$891,624	$914,462
Institutional Group	41,797	(27,804)	127,719	(5,671)
Other	(126,842)	(161,216)	(357,100)	(408,094)
	$216,658	$109,429	$662,243	$500,697

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2024 and 2023.

The following table presents our company’s total assets on a segment basis at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Global Wealth Management	$33,511,302	$32,773,613
Institutional Group	5,211,808	4,564,058
Other	211,394	389,789
	$38,934,504	$37,727,460

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$1,167,463	$979,282	$3,415,635	$2,982,274
United Kingdom	32,945	45,095	113,168	131,855
Canada	9,309	8,364	31,539	37,195
Other	14,951	12,310	45,296	51,241
	$1,224,668	$1,045,051	$3,605,638	$3,202,565

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$158,505	$68,161	$487,374	$360,052
Preferred dividends	9,320	9,321	27,961	27,961
Net income available to common shareholders	$149,185	$58,840	$459,413	$332,091
Shares for basic and diluted calculation:
Average shares used in basic computation	103,966	106,068	104,135	107,580
Dilutive effect of stock options and units (1)	7,028	7,127	6,322	6,590
Average shares used in diluted computation	110,994	113,195	110,457	114,170
Earnings per common share:
Basic	$1.43	$0.55	$4.41	$3.09
Diluted	$1.34	$0.52	$4.16	$2.91

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and nine months ended September 30, 2024 and 2023, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2024, we declared and paid cash dividends of $0.42 and $1.26 per common share. During the three and nine months ended September 30, 2023, we declared and paid cash dividends of $0.36 and $1.08 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2024, the maximum number of shares that may yet be purchased under this plan was 10.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes.

The following table presents the Company’s share repurchase activity using existing Board authorizations during the three and nine months ending September 30, 2024 and 2023 (in thousands, except average price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share repurchases	$20,222	$118,810	$98,529	$300,152
Number of shares	249	1,886	1,318	4,830
Average price	$81.23	$63.00	$74.78	$62.14

Issuance of Common Stock from Treasury

During the nine months ended September 30, 2024, we issued 2.6 million shares of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs require consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At September 30, 2024, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 17 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following table presents the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	September 30, 2024
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$182,051	$168,452

Debt and Equity Investments

The Company’s investment in and additional capital commitments to these investment vehicles are considered variable interests. The Company’s additional capital commitments are subject to call and are limited to the amount committed. These investment vehicles have net assets, primarily consisting of investments, aircraft engine-related assets, and debt. We have concluded that we are not the primary beneficiary of these VIEs, and therefore, we do not consolidate these entities. Our maximum exposure to loss is limited to the total of our carrying value.

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	September 30, 2024
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$401,672	$195,379	$39,890
Partnership Interests	313,584	985	—
	$715,256	$196,364	$39,890

	December 31, 2023
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$456,286	$277,924	$40,088
Partnership Interests	341,980	678	—
	$798,266	$278,602	$40,088

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

On August 1, 2024, the Company acquired Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposits and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. Consideration for this acquisition consisted of cash from operations.

Results for the three and nine months ended September 30, 2024

For the three months ended September 30, 2024, net revenues increased 17.2% to $1.2 billion from $1.0 billion during the comparable period in 2023. Net income available to common shareholders increased 153.5% to $149.2 million, or $1.34 per diluted common share for the three months ended September 30, 2024, compared to $58.8 million, or $0.52 per diluted common share during the comparable period in 2023.

For the nine months ended September 30, 2024, net revenues increased 12.6% to $3.6 billion compared to $3.2 billion during the comparable period in 2023. Net income available to common shareholders increased 38.3% to $459.4 million, or $4.16 per diluted common share for the nine months ended September 30, 2024, compared to $332.1 million, or $2.91 per diluted common share during the comparable period in 2023.

Our revenue growth was primarily attributable to higher investment banking, asset management, and transactional revenues, partially offset by lower net interest income.

Economic and Market Conditions

We currently operate in a challenging and uncertain economic environment. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed-income markets. Market volatility, overall market conditions, interest rates, economic, political, and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, as well as portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period. For more information on economic and market conditions, refer to “Risk Factors” in the 2023 Form 10-K.

Impact of Change in Short-term Interest Rates

After holding the target federal funds rate steady for nearly 14 months, the Federal Reserve voted to cut rates by one half percent at its September 2024 meeting as their attention turned to addressing employment data, given the progress made on reducing underlying inflation in recent months. Projections of the federal funds rate released by the Federal Reserve in September indicate that the Federal Reserve expects rate decreases through the end of 2024, with further reductions in the coming year.

Potential decreases to the federal funds rate may impact our interest-based revenues. While decreases in interest rates will lower fees the Company earns from FDIC insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on customer margin loans, which will have a negative impact on our earnings.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$183,445	$165,075	11.1	15.0%	15.8%
Principal transactions	137,089	114,841	19.4	11.2	11.0
Transactional revenues	320,534	279,916	14.5	26.2	26.8
Investment banking	243,182	146,887	65.6	19.9	14.1
Asset management	382,616	333,127	14.9	31.2	31.9
Interest	510,823	505,198	1.1	41.7	48.3
Other income	18,705	459	n/m	1.5	0.0
Total revenues	1,475,860	1,265,587	16.6	120.5	121.1
Interest expense	251,192	220,536	13.9	20.5	21.1
Net revenues	1,224,668	1,045,051	17.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	718,065	613,287	17.1	58.6	58.7
Occupancy and equipment rental	89,625	84,396	6.2	7.3	8.1
Communication and office supplies	48,869	46,215	5.7	4.0	4.4
Commissions and floor brokerage	16,239	14,413	12.7	1.3	1.4
Provision for credit losses	5,287	9,992	(47.1)	0.4	1.0
Other operating expenses	129,925	167,319	(22.3)	10.7	15.9
Total non-interest expenses	1,008,010	935,622	7.7	82.3	89.5
Income before income taxes	216,658	109,429	98.0	17.7	10.5
Provision for income taxes	58,153	41,268	40.9	4.7	4.0
Net income	158,505	68,161	132.5	13.0	6.5
Preferred dividends	9,320	9,321	(0.0)	0.8	0.9
Net income available to common shareholders	$149,185	$58,840	153.5	12.2%	5.6%

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$552,238	$499,983	10.5	15.3%	15.6%
Principal transactions	429,677	336,063	27.9	11.9	10.5
Transactional revenues	981,915	836,046	17.4	27.2	26.1
Investment banking	690,412	525,591	31.4	19.1	16.4
Asset management	1,130,849	968,960	16.7	31.4	30.3
Interest	1,515,803	1,439,532	5.3	42.0	44.9
Other income	39,835	(940)	n/m	1.2	(0.0)
Total revenues	4,358,814	3,769,189	15.6	120.9	117.7
Interest expense	753,176	566,624	32.9	20.9	17.7
Net revenues	3,605,638	3,202,565	12.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,120,479	1,880,144	12.8	58.8	58.7
Occupancy and equipment rental	268,189	251,140	6.8	7.4	7.8
Communication and office supplies	144,417	137,320	5.2	4.0	4.3
Commissions and floor brokerage	46,389	42,965	8.0	1.3	1.3
Provision for credit losses	13,509	22,736	(40.6)	0.4	0.7
Other operating expenses	350,412	367,563	(4.7)	9.7	11.6
Total non-interest expenses	2,943,395	2,701,868	8.9	81.6	84.4
Income before income taxes	662,243	500,697	32.3	18.4	15.6
Provision for income taxes	174,869	140,645	24.3	4.9	4.4
Net income	487,374	360,052	35.4	13.5	11.2
Preferred dividends	27,961	27,961	—	0.8	0.8
Net income available to common shareholders	$459,413	$332,091	38.3	12.7%	10.4%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues:
Commissions	$183,445	$165,075	11.1	$552,238	$499,983	10.5
Principal transactions	137,089	114,841	19.4	429,677	336,063	27.9
Transactional revenues	320,534	279,916	14.5	981,915	836,046	17.4
Capital raising	106,325	49,615	114.3	302,892	189,381	59.9
Advisory	136,857	97,272	40.7	387,520	336,210	15.3
Investment banking	243,182	146,887	65.6	690,412	525,591	31.4
Asset management	382,616	333,127	14.9	1,130,849	968,960	16.7
Net interest	259,631	284,662	(8.8)	762,627	872,908	(12.6)
Other income	18,705	459	n/m	39,835	(940)	n/m
Total net revenues	$1,224,668	$1,045,051	17.2	$3,605,638	$3,202,565	12.6

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2024, commission revenues increased 11.1% to $183.4 million from $165.1 million in the comparable period in 2023. For the nine months ended September 30, 2024, commission revenues increased 10.5% to $552.2 million from $500.0 million in the comparable period in 2023.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended September 30, 2024, principal transactions revenues increased 19.4% to $137.1 million from $114.8 million in the comparable period in 2023. For the nine months ended September 30, 2024, principal transactions revenues increased 27.9% to $429.7 million from $336.1 million in the comparable period in 2023.

Transactional revenues – For the three months ended September 30, 2024, transactional revenues increased 14.5% to $320.5 million from $279.9 million in the comparable period in 2023. For the nine months ended September 30, 2024, transactional revenues increased 17.4% to $981.9 million from $836.0 million in the comparable period in 2023 as a result of an increase in client activity.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2024, investment banking revenues increased 65.6% to $243.2 million from $146.9 million in the comparable period in 2023.

Capital-raising revenues increased 114.3% to $106.3 million for the three months ended September 30, 2024 from $49.6 million in the comparable period in 2023. For the three months ended September 30, 2024, equity capital-raising revenues increased 141.7% to $54.6 million from $22.6 million in the comparable period in 2023 driven by higher volumes during the quarter. For the three months ended September 30, 2024, fixed income capital-raising revenues increased 91.4% to $51.7 million from $27.0 million in the comparable period in 2023 driven by higher bond issuances during the quarter.

Advisory revenues increased 40.7% to $136.9 million for the three months ended September 30, 2024 from $97.3 million in the comparable period in 2023. The increase is primarily attributable to higher levels of completed advisory transactions during the quarter.

For the nine months ended September 30, 2024, investment banking revenues increased 31.4% to $690.4 million from $525.6 million in the comparable period in 2023.

Capital-raising revenues increased 59.9% to $302.9 million for the nine months ended September 30, 2024 from $189.4 million in the comparable period in 2023. For the nine months ended September 30, 2024, equity capital-raising revenues increased 82.7% to $148.2 million from $81.1 million in the comparable period in 2023 driven by higher volumes. For the nine months ended September 30, 2024, fixed income capital-raising revenues increased 42.9% to $154.7 million from $108.3 million in the comparable period in 2023 driven by higher bond issuances during 2024.

Advisory revenues increased 15.3% to $387.5 million for the nine months ended September 30, 2024 from $336.2 million in the comparable period in 2023. The increase is primarily attributable to higher levels of completed advisory transactions.

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

For the three months ended September 30, 2024, asset management revenues increased 14.9% to $382.6 million from $333.1 million in the comparable period in 2023. For the nine months ended September 30, 2024, asset management revenues increased 16.7% to $1.1 billion from $969.0 million in the comparable period in 2023. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended September 30, 2024, other income increased to $18.7 million from $0.5 million during the comparable period in 2023. The increase is primarily attributable to rental income generated from our aircraft engine leasing business, higher investment gains during the quarter, and an increase in loan origination fees. For the nine months ended September 30, 2024, other income increased to $39.8 million from a loss of $0.9 million during the comparable period in 2023. The increase is primarily attributable to rental income generated from our aircraft engine leasing business, higher investment gains, and an increase in loan origination fees from the comparable period in 2023. The nine months ended September 30, 2023 was negatively impacted by losses on the sale of investments.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,733,030	$36,684	5.37%	$2,595,065	$35,560	5.48%
Financial instruments owned	1,191,866	7,027	2.36%	875,606	4,402	2.01%
Margin balances	675,704	13,710	8.12%	768,187	15,651	8.15%
Investment portfolio	7,818,279	124,582	6.37%	7,711,905	120,670	6.26%
Loans	20,364,569	319,493	6.28%	20,562,834	320,715	6.24%
Other interest-bearing assets	830,376	9,327	4.49%	730,859	8,200	4.49%
Total interest-earning assets/interest income	$33,613,824	$510,823	6.08%	$33,244,456	$505,198	6.08%
Interest-bearing liabilities:
Stock loan	$246,090	$(3,046)	(4.95%)	$127,777	$(1,634)	(5.12%)
Senior notes	779,307	8,184	4.20%	1,115,183	12,507	4.49%
Stifel Capital Trusts	60,000	1,125	7.50%	60,000	1,125	7.50%
Deposits	27,535,933	229,725	3.34%	27,247,359	198,197	2.91%
FHLB	—	—	0.00%	—	—	0.00%
Other interest-bearing liabilities	1,034,459	15,204	5.88%	1,031,170	10,341	4.01%
Total interest-bearing liabilities/interest expense	$29,655,789	251,192	3.39%	$29,581,489	220,536	2.98%
Net interest income/margin		$259,631	3.09%		$284,662	3.43%

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$3,208,494	$128,842	5.35%	$2,202,822	$83,280	5.04%
Financial instruments owned	1,089,742	18,232	2.23%	872,639	12,754	1.95%
Margin balances	689,938	41,870	8.09%	798,335	45,874	7.66%
Investment portfolio	7,622,047	360,975	6.31%	7,768,915	345,201	5.92%
Loans	20,005,950	936,714	6.24%	20,805,880	928,801	5.95%
Other interest-bearing assets	815,256	29,170	4.77%	748,762	23,622	4.21%
Total interest-earning assets/interest income	$33,431,427	$1,515,803	6.05%	$33,197,353	$1,439,532	5.78%
Interest-bearing liabilities:
Stock loan	$258,919	(5,086)	(2.62%)	$133,539	$(7,414)	(7.40%)
Senior notes	1,002,854	33,197	4.41%	1,114,917	37,519	4.49%
Stifel Capital Trusts	60,000	3,368	7.48%	60,000	3,220	7.16%
Deposits	27,301,668	680,076	3.32%	27,203,294	506,847	2.48%
FHLB	2	—	2.15%	1,833	68	4.97%
Other interest-bearing liabilities	1,076,877	41,621	5.15%	994,781	26,384	3.54%
Total interest-bearing liabilities/interest expense	$29,700,320	753,176	3.38%	$29,508,364	566,624	2.56%
Net interest income/margin		$762,627	3.04%		$872,908	3.51%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2024, net interest income decreased 8.8% to $259.6 million from $284.7 million during the comparable period in 2023. For the nine months ended September 30, 2024, net interest income decreased 12.6% to $762.6 million from $872.9 million during the comparable period in 2023.

For the three months ended September 30, 2024, interest revenue increased 1.1% to $510.8 million from $505.2 million in the comparable period in 2023, principally as a result of higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $30.0 billion during the three months ended September 30, 2024 compared to $29.9 billion during the comparable period in 2023 at average interest rates of 6.26% and 6.21%, respectively.

For the nine months ended September 30, 2024, interest revenue increased 5.3% to $1.5 billion from $1.4 billion in the comparable period in 2023, principally as a result of higher interest rates and interest-earning assets.

For the three months ended September 30, 2024, interest expense increased 13.9% to $251.2 million from $220.5 million during the comparable period in 2023. The increase is primarily attributable to higher interest rates. The average interest-bearing liabilities of Stifel Bancorp increased to $27.6 billion during the three months ended September 30, 2024 compared to $27.2 billion during the comparable period in 2023 at average interest rates of 3.35% and 2.91%, respectively.

For the nine months ended September 30, 2024, interest expense increased 32.9% to $753.2 million from $566.6 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.4 billion during the nine months ended September 30, 2024 compared to $27.2 billion during the comparable period in 2023 at average interest rates of 3.33% and 2.49%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Non-interest expenses:
Compensation and benefits	$718,065	$613,287	17.1	$2,120,479	$1,880,144	12.8
Occupancy and equipment rental	89,625	84,396	6.2	268,189	251,140	6.8
Communications and office supplies	48,869	46,215	5.7	144,417	137,320	5.2
Commissions and floor brokerage	16,239	14,413	12.7	46,389	42,965	8.0
Provision for credit losses	5,287	9,992	(47.1)	13,509	22,736	(40.6)
Other operating expenses	129,925	167,319	(22.3)	350,412	367,563	(4.7)
Total non-interest expenses	$1,008,010	$935,622	7.7	$2,943,395	$2,701,868	8.9

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

For the three months ended September 30, 2024, compensation and benefits expense increased 17.1% to $718.1 million from $613.3 million during the comparable period in 2023. For the nine months ended September 30, 2024, compensation and benefits expense increased 12.8% to $2.1 billion from $1.9 billion during the comparable period in 2023. The increase in compensation and benefits expenses is primarily attributable to increased variable compensation over the comparable periods in 2023.

Compensation and benefits expense as a percentage of net revenues was 58.6% and 58.8% for the three and nine months ended September 30, 2024, respectively, compared to 58.7% for the three and nine months ended September 30, 2023, respectively. The increase is primarily attributable to higher compensable revenues.

Occupancy and equipment rental – For the three months ended September 30, 2024, occupancy and equipment rental expense increased 6.2% to $89.6 million from $84.4 million during the comparable period in 2023. For the nine months ended September 30, 2024, occupancy and equipment rental expense increased 6.8% to $268.2 million from $251.1 million during the comparable period in 2023. The increase is primarily attributable to higher data processing and occupancy costs associated with an increase in business activity over the comparable periods in 2023.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2024, communications and office supplies expense increased 5.7% to $48.9 million from $46.2 million during the comparable period in 2023. For the nine months ended September 30, 2024, communications and office supplies expense increased 5.2% to $144.4 million from $137.3 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the three months ended September 30, 2024, commissions and floor brokerage expense increased 12.7% to $16.2 million from $14.4 million during the comparable period in 2023. The increase is primarily attributable to higher electronic communication network (“ECN”) trading costs, clearing expenses, and processing expenses. For the nine months ended September 30, 2024, commissions and floor brokerage expense increased 8.0% to $46.4 million from $43.0 million during the comparable period in 2023. The increase is primarily attributable to higher clearing expenses, ECN trading costs, and processing expenses.

Provision for credit losses – For the three months ended September 30, 2024, provision for credit losses decreased 47.1% to $5.3 million from $10.0 million during the comparable period in 2023. For the nine months ended September 30, 2024, provision for credit losses decreased 40.6% to $13.5 million from $22.7 million during the comparable period in 2023. The decrease is primarily attributable to lower provisions in the real estate sector, partially offset by growth in the loan portfolio.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2024, other operating expenses decreased 22.3% to $129.9 million from $167.3 million during the comparable period in 2023. For the nine months ended September 30, 2024, other operating expenses decreased 4.7% to $350.4 million from $367.6 million during the comparable period in 2023.

The decreases are primarily attributable to lower litigation-related expenses and FDIC-insurance expense, partially offset by higher investment banking transaction expenses, professional fees, advertising, and travel and conference-related expenses. During the third quarter of 2023, we recorded $67.0 million related to provisions for legal and regulatory matters.

Provision for income taxes – For the three and nine months ended September 30, 2024, our provision for income taxes was $58.2 million and $174.9 million, representing an effective tax rate of 26.8% and 26.4%, respectively, compared to $41.3 million and $140.6 million for the comparable periods in 2023, representing an effective tax rate of 37.7% and 28.1%, respectively. The effective tax rate for the three months ended September 30, 2023 was negatively impacted by the non-deductibility of the aforementioned provision for legal and regulatory matters recorded during the quarter.

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

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$129,230	$112,300	15.1	15.6%	14.6%
Principal transactions	63,497	53,247	19.2	7.7	6.9
Transactional revenues	192,727	165,547	16.4	23.3	21.5
Asset management	382,309	333,088	14.8	46.2	43.3
Investment banking	6,217	3,895	59.6	0.8	0.5
Interest	484,164	480,320	0.8	58.5	62.5
Other income	5,038	(3,403)	248.0	0.6	(0.4)
Total revenues	1,070,455	979,447	9.3	129.4	127.4
Interest expense	243,339	210,889	15.4	29.4	27.4
Net revenues	827,116	768,558	7.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	403,205	359,325	12.2	48.7	46.8
Occupancy and equipment rental	43,137	41,331	4.4	5.2	5.4
Communication and office supplies	16,351	16,063	1.8	2.0	2.1
Commissions and floor brokerage	6,994	6,531	7.1	0.8	0.8
Provision for credit losses	5,287	9,992	(47.1)	0.6	1.3
Other operating expenses	50,439	36,867	36.8	6.2	4.8
Total non-interest expenses	525,413	470,109	11.8	63.5	61.2
Income before income taxes	$301,703	$298,449	1.1	36.5%	38.8%

	September 30,
	2024	2023
Branch offices	390	398
Financial advisors	2,243	2,266
Independent contractors	114	108
Total financial advisors	2,357	2,374

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$371,912	$332,327	11.9	15.4%	14.6%
Principal transactions	179,876	152,433	18.0	7.4	6.7
Transactional revenues	551,788	484,760	13.8	22.8	21.3
Asset management	1,130,496	968,863	16.7	46.7	42.4
Investment banking	16,277	12,118	34.3	0.7	0.5
Interest	1,434,892	1,371,823	4.6	59.3	60.1
Other income	6,815	(10,515)	164.8	0.3	(0.5)
Total revenues	3,140,268	2,827,049	11.1	129.8	123.8
Interest expense	721,517	543,115	32.8	29.8	23.8
Net revenues	2,418,751	2,283,934	5.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,185,682	1,055,834	12.3	49.0	46.2
Occupancy and equipment rental	130,616	122,748	6.4	5.4	5.4
Communication and office supplies	49,106	46,823	4.9	2.0	2.1
Commissions and floor brokerage	19,917	19,096	4.3	0.8	0.8
Provision for credit losses	13,209	22,736	(41.9)	0.5	1.0
Other operating expenses	128,597	102,235	25.8	5.4	4.5
Total non-interest expenses	1,527,127	1,369,472	11.5	63.1	60.0
Income before income taxes	$891,624	$914,462	(2.5)	36.9%	40.0%

NET REVENUES

For the three months ended September 30, 2024, Global Wealth Management net revenues increased 7.6% to a record $827.1 million from $768.6 million for the comparable period in 2023. For the nine months ended September 30, 2024, Global Wealth Management net revenues increased 5.9% to a record $2.4 billion from $2.3 billion for the comparable period in 2023. The increase in net revenues over the comparable periods in 2023 is primarily attributable to higher asset management revenues, transactional revenues, other income, and investment banking revenues, partially offset by lower net interest income.

Commissions – For the three months ended September 30, 2024, commission revenues increased 15.1% to $129.2 million from $112.3 million in the comparable period in 2023. For the nine months ended September 30, 2024, commission revenues increased 11.9% to $371.9 million from $332.3 million in the comparable period in 2023.

Principal transactions – For the three months ended September 30, 2024, principal transactions revenues increased 19.2% to $63.5 million from $53.2 million in the comparable period in 2023. For the nine months ended September 30, 2024, principal transactions revenues increased 18.0% to $179.9 million from $152.4 million in the comparable period in 2023.

Transactional revenues – For the three months ended September 30, 2024, transactional revenues increased 16.4% to $192.7 million from $165.5 million in the comparable period in 2023. For the nine months ended September 30, 2024, transactional revenues increased 13.8% to $551.8 million from $484.8 million in the comparable period in 2023 as a result of an increase in client activity.

Asset management – For the three months ended September 30, 2024, asset management revenues increased 14.8% to $382.3 million from $333.1 million in the comparable period in 2023. For the nine months ended September 30, 2024, asset management revenues increased 16.7% to $1.1 billion from $968.9 million in the comparable period in 2023. The increase is primarily attributable to higher asset values and net new assets. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	September 30, 2024	September 30, 2023	% Change	June 30, 2024	% Change
Client assets	$496,298,000	$412,458,000	20.3	$474,137,000	4.7
Fee-based client assets	$190,771,000	$150,982,000	26.4	$179,749,000	6.1
Number of client accounts	1,237,000	1,205,000	2.7	1,230,000	0.6
Number of fee-based client accounts	348,000	329,000	5.8	343,000	1.5
The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 59.6% to $6.2 million for the three months ended September 30, 2024 from $3.9 million during the comparable period in 2023. For the nine months ended September 30, 2024, investment banking revenues increased 34.3% to $16.3 million from $12.1 million during the comparable period in 2023. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2024, interest revenue increased 0.8% to $484.2 million from $480.3 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates. For the nine months ended September 30, 2024, interest revenue increased 4.6% to $1.43 billion from $1.37 billion during the comparable period in 2023. The increase is primarily attributable to higher interest rates, partially offset by lower interest-earning assets. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended September 30, 2024, other income increased 248.0% to $5.0 million from a loss of $3.4 million in the comparable period in 2023. For the nine months ended September 30, 2024, other income increased 164.8% to $6.8 million from a loss of $10.5 million during the comparable period in 2023. The increases are primarily attributable to lower investment losses and an increase in loan origination fees. The nine months ended September 30, 2023 was negatively impacted by losses on the sale of investments.

Interest expense – For the three months ended September 30, 2024, interest expense increased 15.4% to $243.3 million from $210.9 in the comparable period in 2023. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. For the nine months ended September 30, 2024, interest expense increased 32.8% to $721.5 million from $543.1 million during the comparable period in 2023. The increase is primarily attributable to higher interest rates and interest-bearing liabilities. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,705,642	$24,124	5.66%	$1,536,780	$21,883	5.70%
U.S. government agencies	2,394	12	2.11	2,363	12	2.10
State and municipal securities (tax-exempt) (1)	2,350	18	3.00	2,350	18	3.00
Mortgage-backed securities	1,046,978	7,572	2.89	957,327	5,309	2.22
Corporate fixed income securities	542,974	3,692	2.72	619,533	4,294	2.77
Asset-backed securities	6,223,583	113,288	7.28	6,130,332	111,037	7.25
Federal Home Loan Bank and other capital stock	66,265	913	5.51	64,898	661	4.08
Loans (2)
Securities-based loans	2,258,852	40,832	7.23	2,342,377	42,740	7.30
Commercial and industrial	3,784,981	81,882	8.65	4,372,414	96,797	8.86
Fund banking	3,506,096	71,153	8.12	4,155,741	83,031	7.99
Residential real estate	8,342,341	74,816	3.59	7,839,419	61,739	3.15
Commercial real estate	603,433	11,284	7.48	668,021	13,359	8.00
Home equity lines of credit	163,509	3,511	8.59	116,039	2,450	8.45
Construction and land	1,164,406	24,770	8.51	820,451	17,301	8.44
Other	47,515	749	6.31	46,196	737	6.38
Loans held for sale	493,436	10,496	8.51	202,176	2,561	5.06
Total interest-earning assets (3)	$29,954,755	$469,112	6.26%	$29,876,417	$463,929	6.21%
Cash and due from banks	26,882			8,502
Other non interest-earning assets	250,104			84,692
Total assets	$30,231,741			$29,969,611
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,579,384	$212,347	3.32%	$24,721,706	$171,446	2.77%
Time deposits	176,766	2,358	5.33	5	—	2.15
Demand deposits	1,778,315	15,017	3.38	2,525,057	26,750	4.24
Savings	1,468	3	0.91	591	1	0.73
Federal Home Loan Bank advances	—	—	0.00	—	—	0.00
Other borrowings	91,555	1,627	7.11	901	181	80.57
Total interest-bearing liabilities (3)	27,627,488	231,352	3.35%	27,248,260	198,378	2.91%
Non-interest-bearing deposits	396,605			350,002
Other non-interest bearing liabilities	133,768			151,136
Total liabilities	28,157,861			27,749,398
Stockholders’ equity	2,073,880			2,220,213
Total liabilities and stockholders’ equity	$30,231,741			$29,969,611
Net interest income/spread		$237,760	2.91%		$265,551	3.30%
Net interest margin			3.17%			3.56%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$2,104,167	$88,693	5.62%	$1,196,039	$48,105	5.36%
U.S. government agencies	2,386	38	2.11	2,355	37	2.10
State and municipal securities (tax-exempt) (1)	2,350	53	3.00	2,350	53	3.00
Mortgage-backed securities	964,711	18,424	2.55	972,826	16,056	2.20
Corporate fixed income securities	579,613	11,971	2.75	626,439	12,767	2.72
Asset-backed securities	6,072,987	330,489	7.26	6,164,945	316,288	6.84
Federal Home Loan Bank and other capital stock	65,233	2,605	5.32	61,784	1,866	4.03
Loans (2)
Securities-based loans	2,282,715	124,038	7.25	2,482,088	128,199	6.89
Commercial and industrial	3,652,555	243,069	8.87	4,632,274	287,780	8.28
Fund banking	3,408,492	206,020	8.06	4,317,708	242,195	7.48
Residential real estate	8,195,707	213,639	3.48	7,631,884	172,375	3.01
Commercial real estate	632,979	34,608	7.29	674,360	37,367	7.39
Home equity lines of credit	154,471	9,872	8.52	111,725	6,702	8.00
Construction and land	1,148,628	72,573	8.42	712,523	42,942	8.04
Other	48,543	2,190	6.01	47,553	2,312	6.48
Loans held for sale	481,860	30,705	8.50	195,765	8,929	6.08
Total interest-earning assets (3)	$29,797,397	$1,388,987	6.22%	$29,832,618	$1,323,973	5.92%
Cash and due from banks	22,386			6,989
Other non interest-earning assets	166,730			119,483
Total assets	$29,986,513			$29,959,090
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,160,696	$619,793	3.28%	$25,065,793	$443,751	2.36%
Time deposits	75,996	3,030	5.32	3,387	75	2.95
Demand deposits	2,064,011	57,247	3.70	2,133,588	63,018	3.94
Savings	965	6	0.84	526	3	0.70
Federal Home Loan Bank advances	2	—	2.15	1,833	68	4.97
Other borrowings	78,967	4,352	7.35	845	317	50.00
Total interest-bearing liabilities (3)	27,380,637	684,428	3.33%	27,205,972	507,232	2.49%
Non-interest-bearing deposits	339,644			380,484
Other non-interest bearing liabilities	141,093			152,903
Total liabilities	27,861,374			27,739,359
Stockholders’ equity	2,125,139			2,219,731
Total liabilities and stockholders’ equity	$29,986,513			$29,959,090
Net interest income/spread		$704,559	2.89%		$816,741	3.43%
Net interest margin			3.15%			3.65%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2024 compared to the three and nine month periods ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$2,388	$(147)	$2,241	$38,175	$2,413	$40,588
U.S. government agencies	—	—	—	1	—	1
State and municipal securities (tax-exempt)	—	—	—	—	—	—
Mortgage-backed securities	533	1,730	2,263	(133)	2,501	2,368
Corporate fixed income securities	(522)	(80)	(602)	(970)	174	(796)
Asset-backed securities	1,695	556	2,251	(4,625)	18,826	14,201
Federal Home Loan Bank and other capital stock	15	237	252	109	630	739
Loans
Securities-based loans	(1,513)	(395)	(1,908)	(11,820)	7,659	(4,161)
Commercial and industrial	(6,752)	(8,163)	(14,915)	(67,397)	22,686	(44,711)
Fund banking	(12,207)	329	(11,878)	(57,261)	21,086	(36,175)
Residential real estate	4,135	8,942	13,077	13,370	27,894	41,264
Commercial real estate	(1,242)	(833)	(2,075)	(2,268)	(491)	(2,759)
Home equity lines of credit	1,019	42	1,061	2,708	462	3,170
Construction and land	7,315	154	7,469	27,461	2,170	29,631
Other	21	(9)	12	50	(172)	(122)
Loans held for sale	5,391	2,544	7,935	17,124	4,652	21,776
	$276	$4,907	$5,183	$(45,476)	$110,490	$65,014
Interest expense:
Deposits:
Money market	$6,124	34,777	$40,901	$1,686	$174,356	$176,042
Time deposits	2,357	1	2,358	2,848	107	2,955
Demand deposits	(6,959)	(4,774)	(11,733)	(2,011)	(3,760)	(5,771)
Savings	2	—	2	2	1	3
Federal Home Loan Bank advances	—	—	—	(43)	(25)	(68)
Other borrowings	1,458	(12)	1,446	4,073	(38)	4,035
	$2,982	$29,992	$32,974	$6,555	$170,641	$177,196

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

For the three months ended September 30, 2024, interest revenue of $469.1 million was generated from average interest-earning assets of $30.0 billion at an average interest rate of 6.26%. Interest revenue of $463.9 million for the comparable period in 2023 was generated from average interest-earning assets of $29.9 billion at an average interest rate of 6.21%.

For the nine months ended September 30, 2024, interest revenue of $1.4 billion was generated from average interest-earning assets of $29.8 billion at an average interest rate of 6.22%. Interest revenue of $1.3 billion million for the comparable period in 2023 was generated from average interest-earning assets of $29.8 billion at an average interest rate of 5.92%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended September 30, 2024, interest expense of $231.4 million was incurred from average interest-bearing liabilities of $27.6 billion at an average interest rate of 3.35%. Interest expense of $198.4 million for the comparable period in 2023 was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.91%.

For the nine months ended September 30, 2024, interest expense of $684.4 million was incurred from average interest-bearing liabilities of $27.4 billion at an average interest rate of 3.33%. Interest expense of $507.2 million for the comparable period in 2023 was incurred from average interest-bearing liabilities of $27.2 billion at an average interest rate of 2.49%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2024, Global Wealth Management non-interest expenses increased 11.8% to $525.4 million from $470.1 million for the comparable period in 2023. For the nine months ended September 30, 2024, Global Wealth Management non-interest expenses increased 11.5% to $1.5 billion from $1.4 billion for the comparable period in 2023.

Compensation and benefits – For the three months ended September 30, 2024, compensation and benefits expense increased 12.2% to $403.2 million from $359.3 million during the comparable period in 2023. For the nine months ended September 30, 2024, compensation and benefits expense increased 12.3% to $1.2 billion from $1.1 billion during the comparable period in 2023. The increase is primarily attributable to increased variable compensation over the comparable periods in 2023.

Compensation and benefits expense as a percentage of net revenues was 48.7% and 49.0% for the three and nine months ended September 30, 2024, respectively, compared to 46.8% and 46.2% for the comparable periods in 2023. The increase is primarily attributable to higher compensable revenues over the comparable periods in 2023.

Occupancy and equipment rental – For the three months ended September 30, 2024, occupancy and equipment rental expense increased 4.4% to $43.1 million from $41.3 million during the comparable period in 2023. For the nine months ended September 30, 2024, occupancy and equipment rental expense increased 6.4% to $130.6 million from $122.7 million during the comparable period in 2023. The increase is primarily attributable to higher data processing expense and occupancy costs over the comparable periods in 2023 associated with an increase in business activity.

Communications and office supplies – For the three months ended September 30, 2024, communications and office supplies expense increased 1.8% to $16.4 million from $16.1 million during the comparable period in 2023. For the nine months ended September 30, 2024, communications and office supplies expense increased 4.9% to $49.1 million from $46.8 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended September 30, 2024, commissions and floor brokerage expense increased 7.1% to $7.0 million from $6.5 million during the comparable period in 2023. The increase is primarily attributable to higher processing expenses. For the nine months ended September 30, 2024, commissions and floor brokerage expense increased 4.3% to $19.9 million from $19.1 million during the comparable period in 2023. The increase is primarily attributable to higher processing expenses, partially offset by lower clearing expenses.

Provision for credit losses – For the three months ended September 30, 2024, provision for credit losses decreased 47.1% to $5.3 million from $10.0 million during the comparable period in 2023. For the nine months ended September 30, 2024, provision for credit losses decreased 41.9% to $13.2 million from $22.7 million during the comparable period in 2023. The decrease is primarily attributable to lower provisions in the real estate sector, partially offset by growth in the loan portfolio.

Other operating expenses – For the three months ended September 30, 2024, other operating expenses increased 36.8% to $50.4 million from $36.9 million during the comparable period in 2023. The increase is primarily attributable to increases in litigation-related expenses associated with a recent arbitration matter, advertising, professional fees, and subscriptions, partially offset by lower FDIC-insurance expense, bank service charges, and travel and entertainment expense.

For the nine months ended September 30, 2024, other operating expenses increased 25.8% to $128.6 million from $102.2 million during the comparable period in 2023. The increase is primarily attributable to the aforementioned increase in litigation-related expenses, professional fees, advertising, travel and entertainment expense, and subscriptions, partially offset by lower FDIC-insurance expense and bank service charges.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2024, income before income taxes increased 1.1% to $301.7 million from $298.4 million during the comparable period in 2023. For the nine months ended September 30, 2024, income before income taxes decreased 2.5% to $891.6 million from $914.5 million during the comparable period in 2023.

Profit margins (income before income taxes as a percent of net revenues) have decreased to 36.5% and 36.9% for the three and nine months ended September 30, 2024, respectively, from 38.8% and 40.0% during the comparable periods in 2023. Profit margins were negatively impacted by an increase in operating expenses, partially offset by higher net revenues.

Results of Operations – Institutional Group

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$54,215	$52,775	2.7	14.6%	20.5%
Principal transactions	73,583	61,594	19.5	19.7	24.0
Transactional revenues	127,798	114,369	11.7	34.3	44.5
Capital raising	100,108	45,719	119.0	26.9	17.8
Advisory	136,857	97,272	40.7	36.7	37.9
Investment banking	236,965	142,991	65.7	63.6	55.7
Interest	9,982	5,854	70.5	2.7	2.3
Other income	12,940	2,808	360.8	3.5	1.1
Total revenues	387,685	266,022	45.7	104.1	103.6
Interest expense	15,284	9,134	67.3	4.1	3.6
Net revenues	372,401	256,888	45.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	224,556	192,638	16.6	60.3	75.0
Occupancy and equipment rental	21,520	21,656	(0.6)	5.8	8.4
Communication and office supplies	26,783	25,183	6.4	7.2	9.8
Commissions and floor brokerage	9,245	7,882	17.3	2.5	3.1
Other operating expenses	48,500	37,333	29.9	13.0	14.5
Total non-interest expenses	330,604	284,692	16.1	88.8	110.8
Income/(loss) before income taxes	$41,797	$(27,804)	250.3	11.2%	(10.8%)

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023
Revenues:
Commissions	$180,326	$167,656	7.6	16.2%	19.3%
Principal transactions	249,801	183,630	36.0	22.4	21.2
Transactional revenues	430,127	351,286	22.4	38.6	40.5
Capital raising	286,615	177,263	61.7	25.7	20.4
Advisory	387,520	336,210	15.3	34.8	38.8
Investment banking	674,135	513,473	31.3	60.5	59.2
Interest	25,479	18,625	36.8	2.3	2.1
Other income	26,727	7,761	244.4	2.4	1.0
Total revenues	1,156,468	891,145	29.8	103.8	102.8
Interest expense	41,970	24,120	74.0	3.8	2.8
Net revenues	1,114,498	867,025	28.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	679,341	592,701	14.6	61.0	68.4
Occupancy and equipment rental	65,917	63,861	3.2	5.9	7.4
Communication and office supplies	78,114	75,768	3.1	7.0	8.7
Commissions and floor brokerage	26,473	23,869	10.9	2.4	2.8
Other operating expenses	136,934	116,497	17.5	12.2	13.4
Total non-interest expenses	986,779	872,696	13.1	88.5	100.7
Income/(loss) before income taxes	$127,719	$(5,671)	n/m	11.5%	(0.7%)

NET REVENUES

For the three months ended September 30, 2024, Institutional Group net revenues increased 45.0% to $372.4 million from $256.9 million for the comparable period in 2023. The increase in net revenues is primarily attributable to higher capital-raising revenues, advisory revenues, and transactional revenues.

For the nine months ended September 30, 2024, Institutional Group net revenues increased 28.5% to $1.1 billion from $867.0 million during the comparable period in 2023. The increase in net revenues is primarily attributable to higher capital-raising revenues, transactional revenues, and advisory revenues.

Commissions – For the three months ended September 30, 2024, commission revenues increased 2.7% to $54.2 million from $52.8 million in the comparable period in 2023. For the nine months ended September 30, 2024, commission revenues increased 7.6% to $180.3 million from $167.7 million in the comparable period in 2023.

Principal transactions – For the three months ended September 30, 2024, principal transactions revenues increased 19.5% to $73.6 million from $61.6 million in the comparable period in 2023. For the nine months ended September 30, 2024, principal transactions revenues increased 36.0% to $249.8 million from $183.6 million in the comparable period in 2023.

Transactional revenues – For the three months ended September 30, 2024, transactional revenues increased 11.7% to $127.8 million from $114.4 million in the comparable period in 2023. For the nine months ended September 30, 2024, transactional revenues increased 22.4% to $430.1 million from $351.3 million in the comparable period in 2023.

For the three months ended September 30, 2024, fixed income transactional revenues increased 17.1% to $79.0 million from $67.4 million in the comparable period in 2023. For the nine months ended September 30, 2024, fixed income transactional revenues increased 32.9% to $274.3 million from $206.4 million in the comparable period in 2023. The increase in fixed income transactional revenues is primarily attributable to improved client engagement and volatility over the comparable periods in 2023.

For the three months ended September 30, 2024, equity transactional revenues increased 4.0% to $48.8 million from $46.9 million in the comparable period in 2023. For the nine months ended September 30, 2024, equity transactional revenues increased 7.5% to $155.8 million from $144.9 million during the comparable period in 2023. The increase in equity transactional revenues is primarily attributable to higher equities trading commissions over the comparable periods in 2023.

Investment banking – For the three months ended September 30, 2024, investment banking revenues increased 65.7% to $237.0 million from $143.0 million during the comparable period in 2023. For the nine months ended September 30, 2024, investment banking revenues increased 31.3% to $674.1 million from $513.5 million during the comparable period in 2023.

For the three months ended September 30, 2024, capital-raising revenues increased 119.0% to $100.1 million from $45.7 million in the comparable period in 2023. For the nine months ended September 30, 2024, capital-raising revenues increased 61.7% to $286.6 million from $177.3 million in the comparable period in 2023.

For the three months ended September 30, 2024, equity capital-raising revenues increased 141.1% to $50.7 million from $21.0 million during the comparable period in 2023. For the nine months ended September 30, 2024, equity capital-raising revenues increased 83.3% to $139.0 million from $75.8 million during the comparable period in 2023. The increase is primarily attributable to higher volumes over the comparable periods in 2023.

For the three months ended September 30, 2024, fixed income capital-raising revenues increased 100.1% to $49.4 million from $24.7 million during the comparable period in 2023. For the nine months ended September 30, 2024, fixed income capital-raising revenues increased 45.5% to $147.6 million from $101.4 million during the comparable period in 2023. The increase is primarily attributable to higher bond issuances over the comparable periods in 2023.

For the three months ended September 30, 2024, advisory revenues increased 40.7% to $136.9 million from $97.3 million in the comparable period in 2023. For the nine months ended September 30, 2024, advisory revenues increased 15.3% to $387.5 million from $336.2 million in the comparable period in 2023. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable periods in 2023.

Interest – For the three months ended September 30, 2024, interest increased 70.5% to $10.0 million from $5.9 million in the comparable period in 2023. For the nine months ended September 30, 2024, interest increased 36.8% to $25.5 million from $18.6 million in the comparable period in 2023.

Other income – For the three months ended September 30, 2024, other income increased 360.8% to $12.9 million from $2.8 million in the comparable period in 2023. For the nine months ended September 30, 2024, other income increased 244.4% to $26.7 million from $7.8 million during the comparable period in 2023. The increase is primarily attributable to rental income generated from our aircraft engine leasing business.

Interest expense – For the three months ended September 30, 2024, interest expense increased 67.3% to $15.3 million from $9.1 million in the comparable period in 2023. For the nine months ended September 30, 2024, interest expense increased 74.0% to $42.0 million from $24.1 million in the comparable period in 2023. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended September 30, 2024, Institutional Group non-interest expenses increased 16.1% to $330.6 million from $284.7 million for the comparable period in 2023. For the nine months ended September 30, 2024, Institutional Group non-interest expenses increased 13.1% to $986.8 million from $872.7 million during the comparable period in 2023.

Compensation and benefits – For the three months ended September 30, 2024, compensation and benefits expense increased 16.6% to $224.6 million from $192.6 million during the comparable period in 2023. For the nine months ended September 30, 2024, compensation and benefits expense increased 14.6% to $679.3 million from $592.7 million during the comparable period in 2023. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 60.3% and 61.0% for the three and nine months ended September 30, 2024, respectively, compared to 75.0% and 68.4% for the comparable periods in 2023. The decrease is primarily attributable to higher revenues over the comparable periods in 2023.

Occupancy and equipment rental – For the three months ended September 30, 2024, occupancy and equipment rental expense decreased 0.6% to $21.5 million from $21.7 million during the comparable period in 2023. The decrease is primarily attributable to lower data processing expenses. For the nine months ended September 30, 2024, occupancy and equipment rental expense increased 3.2% to $65.9 million from $63.9 million during the comparable period in 2023. The increase is attributable to higher furniture and equipment costs.

Communications and office supplies – For the three months ended September 30, 2024, communications and office supplies expense increased 6.4% to $26.8 million from $25.2 million during the comparable period in 2023. For the nine months ended September 30, 2024, communications and office supplies expense increased 3.1% to $78.1 million from $75.8 million during the comparable period in 2023. The increase is primarily attributable to higher communication and quote expenses.

Commissions and floor brokerage – For the three months ended September 30, 2024, commissions and floor brokerage expense increased 17.3% to $9.2 million from $7.9 million during the comparable period in 2023. The increase is primarily attributable to higher ECN trading costs and clearing expenses. For the nine months ended September 30, 2024, commissions and floor brokerage expense increased 10.9% to $26.5 million from $23.9 million during the comparable period in 2023. The increase is primarily attributable to higher clearing expenses and ECN trading costs.

Other operating expenses – For the three months ended September 30, 2024, other operating expenses increased 29.9% to $48.5 million from $37.3 million during the comparable period in 2023. The increase is primarily attributable to higher investment banking expenses, litigation-related expenses, conference-related expenses, and professional fees. For the nine months ended September 30, 2024, other operating expenses increased 17.5% to $136.9 million from $116.5 million during the comparable period in 2023. The increase is primarily attributable to higher investment banking expenses, litigation-related expenses, conference-related expenses, and professional fees, partially offset by lower travel and entertainment expenses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2024, income before income taxes for the Institutional Group segment increased 250.3% to $41.8 million from a loss of $27.8 million during the comparable period in 2023. For the nine months ended September 30, 2024, income before income taxes for the Institutional Group segment increased to $127.7 million from a loss of $5.7 million during the comparable period in 2023.

Profit margins (income before income taxes as a percentage of net revenues) for the three and nine months ended September 30, 2024 were positively impacted by higher revenues over the comparable periods in 2023.

Results of Operations – Other Segment

Three and Nine Months Ended September 30, 2024 Compared with Three and Nine Months Ended September 30, 2023

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues	$25,151	$19,605	28.3%	$72,389	$51,606	40.3%
Non-interest expenses:
Compensation and benefits:
Core business-related	82,944	54,153	53.2	226,837	208,662	8.7
Acquisition-related	7,361	7,171	2.6	28,619	22,947	24.7
Total compensation and benefits	90,305	61,324	47.3	255,456	231,609	10.3
Other operating expenses:
Core business-related	50,521	112,874	(55.2)	148,197	204,711	(27.6)
Acquisition-related	11,167	6,623	68.6	25,836	23,380	10.5
Total other operating expenses	61,688	119,497	(48.4)	174,033	228,091	(23.7)
Total non-interest expenses	151,993	180,821	(15.9)	429,489	459,700	(6.6)
Loss before income taxes	$(126,842)	$(161,216)	(21.3)%	$(357,100)	$(408,094)	(12.5)%

For the three and nine months ended September 30, 2024, non-interest expenses decreased 15.9% and 6.6%, to $152.0 million and $429.5 million, respectively. The decreases are primarily attributable to lower provisions for legal and regulatory matters, partially offset by an increase in variable compensation over the comparable periods in 2023 and the recording of severance costs during 2024 associated with workforce reductions in certain of our foreign subsidiaries. During the third quarter of 2023, we recorded $67.0 million related to provisions for legal and regulatory matters.

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

For the three months ended September 30, 2024, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 34.3% to $18.5 million from $13.8 million in 2023.

For the nine months ended September 30, 2024, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 17.5% to $54.5 million from $46.3 million in 2023.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $38.9 billion, were up 3.2% over December 31, 2023. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2024, our liabilities were comprised primarily of deposits of $28.1 billion at Stifel Bancorp, payables to customers of $668.8 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $654.6 million, senior notes, net of debt issuance costs, of $616.4 million, and accrued employee compensation of $613.1 million. To meet our obligations to clients and operating needs, we had $12.7 billion of cash or assets readily convertible into cash at September 30, 2024.

Cash Flow

Cash and cash equivalents decreased $1.4 billion to $1.9 billion at September 30, 2024, from $3.4 billion at December 31, 2023. Operating activities used cash of $204.1 million. Investing activities used cash of $1.5 billion primarily as a result of purchases of securities in our investment portfolio and growth in our loan portfolio, partially offset by proceeds received from principal paydowns, maturities, and calls of securities in our investment portfolio. Financing activities provided cash of $166.8 million primarily due to an increase in bank deposits and securities sold under agreement to repurchase, partially offset by the repayment of the Company’s 4.25% Senior Notes, which matured in the third quarter of 2024, dividends paid on our common and preferred stock, tax payments related to shares withheld for stock-based compensation, and repurchases of our common stock.

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

As of September 30, 2024, we had $38.9 billion in assets, $12.7 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,915,767	$3,361,801
Receivables from brokers, dealers, and clearing organizations	560,984	414,144
Securities purchased under agreements to resell	665,067	349,849
Financial instruments owned at fair value	1,291,638	834,279
Available-for-sale securities at fair value	1,618,289	1,551,686
Held-to-maturity securities at amortized cost	6,613,793	5,888,798
Investments	26,625	23,189
Total cash and assets readily convertible to cash	$12,692,163	$12,423,746

As of September 30, 2024 and December 31, 2023, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2024		December 31, 2023
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$150,871	$—	$185,195	$—
Financial instruments owned at fair value	657,984	657,984	417,644	417,644
Investment portfolio (AFS & HTM)	—	2,704,035	—	2,076,717
	$808,855	$3,362,019	$602,839	$2,494,361

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At September 30, 2024, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2024, the maximum number of shares that may yet be purchased under this plan was 10.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At September 30, 2024, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2024, available cash and highly liquid investments comprised approximately 16% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.9 billion of cash and cash equivalents at September 30, 2024, compared to $3.4 billion at December 31, 2023. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.62 billion in available-for-sale investment securities at September 30, 2024, compared to $1.55 billion at December 31, 2023. As of September 30, 2024, the weighted-average life of the investment securities portfolio was approximately 1.1 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of September 30, 2024, we had $28.1 billion in deposits compared to $27.3 billion at December 31, 2023. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $26.0 billion and $24.1 billion at September 30, 2024 and December 31, 2023, respectively, which includes $16.3 billion and $14.5 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2024 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at September 30, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the nine months ended September 30, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the nine months ended September 30, 2024 on these advances was 2.15%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2024, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At September 30, 2024, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $6.0 billion at September 30, 2024 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2024, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $4.1 billion with the Fed’s discount window at September 30, 2024. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $26.0 billion at September 30, 2024. At September 30, 2024, there was $27.0 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $141.5 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2024. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2024, and the years ended December 31, 2025, 2026, 2027, 2028, and thereafter are $58.8 million, $136.4 million, $125.3 million, $106.4 million, $92.9 million, and $183.0 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units or restricted stock awards generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to two years. In addition, we sponsor non-share-based compensation plans, which includes restricted cash awards that are subject to ratable vesting terms with service requirements. We paid $67.4 million in restricted cash awards during the nine months ended September 30, 2024. These awards are amortized as compensation expense over the relevant service period.

At September 30, 2024, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 13.7 million, of which 12.1 million were unvested. At September 30, 2024, there was unrecognized compensation cost for deferred awards of approximately $712.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2024, and the years ended December 31, 2025, 2026, 2027, 2028, and thereafter are $64.8 million, $220.5 million, $179.7 million, $121.6 million, $72.5 million, and $53.8 million, respectively. These estimates could change if our forfeitures change from historical levels.

On July 18, 2024, the Company’s 4.25% Senior Notes matured resulting in the retirement of the $500.0 million outstanding balance.

On August 1, 2024, the Company acquired Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposits and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. Consideration for this acquisition consisted of cash from operations.

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

At September 30, 2024, Stifel had net capital of $486.2 million, which was 41.0% of aggregate debit items and $462.5 million in excess of its minimum required net capital. At September 30, 2024, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2024, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2024, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At September 30, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2024, and the daily VaR at September 30, 2024 and December 31, 2023 (in thousands):

	Nine Months Ended September 30, 2024			VaR Calculation at
	High	Low	Daily Average	September 30, 2024	December 31, 2023
Daily VaR	$15,673	$5,259	$9,245	$10,642	$6,464

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

The following table illustrates the estimated change in net interest income at September 30, 2024, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	2.6%
+100	1.4
0	—
-100	(0.9)
-200	2.9

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2024 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,220,804	$537,865	$4,763,121	$3,134,184
Securities	6,450,965	545,844	600,341	811,975
Interest-bearing cash	959,992	—	—	—
	$19,631,761	$1,083,709	$5,363,462	$3,946,159
Interest-bearing liabilities:
Transaction accounts and savings	$27,591,283	$—	$—	$—
Certificates of deposit	270,629	—	5	—
Borrowings	106,710	—	—	—
	$27,968,622	$—	$5	$—
GAP	(8,336,861)	1,083,709	5,363,457	3,946,159
Cumulative GAP	$(8,336,861)	$(7,253,152)	$(1,889,695)	$2,056,464

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.8 billion, and the fair value of the collateral that had been sold or repledged was $658.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2024 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2024. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 - 31, 2024	—	$—	—	10,768,202
August 1 - 31, 2024	248,946	81.23	248,946	10,519,256
September 1 - 30, 2024	—	—	—	10,519,256
	248,946	$81.23	248,946

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2024, the maximum number of shares that may yet be purchased under this plan was 10.5 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

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

Date: November 6, 2024