Form 10-K
period 2024-12-31
STIFEL FINANCIAL CORP
filed 2025-02-26
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - January 31, 2025
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	103,754,995
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2024, was $8.9 billion.1

1 In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2024, are incorporated by reference in Part III hereof.

STIFEL FINANCIAL CORP.

PART I

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic, political, regulatory, and market conditions (including changes in interest rates and inflation), the investment banking and brokerage industries, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Item 1A – Risk Factors” as well as those discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic and Market Conditions” of this Form 10-K.

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

We have a 134-year operating history and have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including the following acquisitions, which were integrated during 2023 and 2024:

•
Torreya Partners LLC – On March 1, 2023, the Company acquired Torreya Partners LLC, a leading independent M&A and private capital advisory firm serving the global life sciences industry.
•
Sierra Pacific Securities, LLC – On August 1, 2023, the Company acquired Sierra Pacific Securities, LLC, an algorithmic trading-focused, fixed income market-making firm.
•
CB Resource and Finance 500 – On August 1, 2024, the Company acquired Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposit and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform.
•
Bryan, Garnier & Co. – On January 6, 2025, the Company announced it signed a definitive agreement to acquire Bryan, Garnier & Co. (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. Bryan Garnier’s product suite includes mergers & acquisitions advisory, private and public growth financing solutions, and institutional sales and execution. Bryan Garnier is headquartered in Europe with offices in Paris, London, Amsterdam, Munich, Oslo, Stockholm, and New York. The transaction is expected to close in the first half of 2025.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” of this Form 10-K.

Narrative Description of Business

Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States, Europe, and Canada. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, the United Kingdom, and Canada, with a growing presence in Europe. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group.

Consolidated Stifel Branch System

At December 31, 2024, the Private Client Group had a network of 2,229 financial advisors located in 389 branch offices in 48 states and the District of Columbia. In addition, we have 113 independent contractors.

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

Stifel Bancorp

We offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bancorp not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances held which are swept to our bank subsidiaries and is their primary source of funding.

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

HUMAN CAPITAL

Our associates are vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional associates is critical, not only in the current competitive labor market, but also to our long-term success. As of December 31, 2024, we had over 9,000 associates, including 2,342 financial advisors, located primarily in the United States, the United Kingdom, and Canada, with a growing presence in Europe.

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

Across the firm, we continue to foster a culture of opportunity for all. We continue to build on our past efforts so that Stifel remains a place where the best talent wants to work and where people of all races, gender, sexual orientation, disability status, veteran status, or ethnicity can reach their full potential.

Our approach is not limited to the entry level of Stifel, but carries over to all levels of our firm to sustain our record of high retention. We continue to look at diversity holistically.

Recruitment and Talent Development

We believe our culture, our effort to maintain a meritocracy in terms of opportunity, and our continued evolution and growth contribute to our success in attracting and retaining strong talent. Our recruiting efforts are focused on identifying high achieving candidates from a variety of backgrounds. In addition to racial and gender diversity, we recognize the value that diverse experience can bring our business. Our high standards remain, allowing us to expand our search and maintain the skills and drive that make our associates so strong. As such, we have established new university partnerships, visiting campuses across the country to promote a variety of tailored summer programs and internships. To expand our reach and attract a diverse talent pool, we position our job postings on a wide variety of job boards, utilize social media, and participate in career fairs. In attracting the candidates that make up our company’s future, our entrepreneurial culture provides significant appeal.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•
Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 389 at December 31, 2024, and our branch-based financial advisors from 262 to 2,229 over the same period. In addition, client assets have grown from $11.7 billion at December 31, 1997 to $501.4 billion at December 31, 2024. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.
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
•
Focus on asset generation within Stifel Bancorp by offering banking services to our clients. We believe the banking services provided through Stifel Bancorp strengthen our existing client relationships and help us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to continue focusing on the sale of banking products and services to our private and corporate clients.
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

Our ability to compete effectively is substantially dependent on our continuing ability to develop or attract, retain, and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Furthermore, the labor market continues to experience elevated levels of turnover and competition, including increased competition for talent across all areas of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are increasingly offering guaranteed contracts, upfront payments, increased compensation, and opportunities to work with greater flexibility.

As we enter our 135th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

REGULATION

We have experienced an increase in the pace and breadth of rulemaking affecting financial and public company regulation and supervision, as well as a high degree of scrutiny from various regulators in recent years. Regulatory, supervisory, and investigatory activity has increased, and may continue to increase. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. Following the most recent U.S. Federal elections, there is an increased likelihood of changes to the regulatory environment and uncertainties about the timing and breadth of changes to various provisions of the Tax Cut and Jobs Act ("TCJA") which will expire in 2025 if not extended. These changes could have a significant impact on our business, financial condition, results of operations, and cash flows in the future; however, we cannot predict the exact changes or quantify their potential impacts. See “Item 1A - Risk Factors” of this Form 10-K for additional discussion of the risks related to our regulatory environment.

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

We continue to experience a period of notable change in financial regulation and supervision. These changes could have a significant impact on how we conduct our business. Many regulatory or supervisory policies remain in a state of flux and may be subject to amendment in the near future. As a result, we cannot specifically quantify the impact that such regulatory or supervisory requirements will have on our business and operations. See “Item 1A – Risk Factors” of this Form 10-K for additional discussion of the risks related to our regulatory environment.

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

The OCC, the Fed, and the FDIC published final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increased the quantity and quality of regulatory capital; (ii) established a capital conservation buffer; and (iii) made changes to the calculation of risk-weighted assets. The capital requirements could restrict our ability to grow during favorable market conditions and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition, and prospects could be adversely affected. See “Item 1A – Risk Factors” of this Form 10-K for additional information.

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

Under applicable capital rules, our company and its bank subsidiaries would need to obtain prior approval from the Fed if its repurchases or redemptions of equity securities over a twelve-month period would reduce its net worth by ten percent or more and an exemption were not available. Guidance from the Fed also provides that our company and its bank subsidiaries would need to inform the Fed in advance of repurchasing common stock in certain prescribed situations, such as if it were experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities, or if the repurchases would result in a net reduction in common equity over a quarter. Further, Fed guidance indicates that, pursuant to the Fed’s general supervisory and enforcement authority, Fed supervisory staff should prevent a bank holding company from repurchasing its common stock if such action would be inconsistent with the bank holding company’s prospective capital needs and safe and sound operation. See Note 19 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information.

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

Deposit insurance

Our bank subsidiaries are subject to the Federal Deposit Insurance Act because they provide deposits covered by FDIC insurance, generally up to $250,000 per account ownership type. For banks with greater than $10 billion in assets, which includes Stifel Bancorp, the FDIC’s current assessment rate calculation relies on a scorecard method based on a number of factors, including the bank’s regulatory ratings, asset quality, and amount of brokered deposits. This scorecard method is designed to measure a bank’s financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. From time to time, in response to specific events, the FDIC may also enact a special assessment to recover any losses to the FDIC’s deposit insurance fund as a result of protecting uninsured depositors.

Prompt corrective action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”) requires the U.S. federal bank regulatory agencies to take “prompt corrective action” with respect to depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks, such as our bank subsidiaries: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

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

The SEC, SROs and other securities regulators may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker-dealer, its officers, employees, or other associated persons. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

Our U.S. broker-dealer subsidiaries are subject to the Securities Investor Protection Act, as amended (“SIPA”) and are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC was established under SIPA, and oversees the liquidation of broker-dealers during liquidation or financial distress. The SIPC fund provides protection for cash and securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances.

U.S. broker-dealer capital

Our U.S. broker-dealer subsidiaries are subject to certain of the SEC’s financial stability rules, including the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information pertaining to our broker-dealer regulatory minimum net capital requirements.

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

Standard of care

Pursuant to the Dodd-Frank Act, the SEC adopted a package of rule-makings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires that a broker-dealer and its associated persons act in a retail customer’s best interest and not place their own financial or other interests ahead of a retail customer’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Our implementation of these regulations resulted in the review and modification of certain of our policies and procedures and associated supervisory and compliance controls, as well as the implementation of additional client disclosures, which included us providing related education and training to financial advisors. Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC’s regulations, which may lead to additional implementation costs.

Similarly, non-U.S. jurisdictions have also adopted regulations relating to standards of care. For example, on July 31, 2023, the FCA’s Consumer Duty took effect in the U.K. Among other things, the U.K. Consumer Duty requires firms to act to deliver “good outcomes” for retail customers with respect to products and services, price and value, consumer understanding, and consumer support.

In April 2024, the Department of Labor (“DOL”) issued a final rule significantly expanding the definition of “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended. In related rulemakings, the DOL also finalized amendments to several class prohibited transaction exemptions (“PTE”), which exempt certain compensation arrangements that would otherwise be prohibited. In July 2024, two federal district courts separately issued nationwide stays of the effective date of the final rule and PTE amendments pending consideration of the merits. We are monitoring the legal activity while continuing to evaluate the impact these new rules could have on our business. If the rules become effective as promulgated, we expect compliance will require us to alter certain of our business practices and impose additional costs.

Investment Management Regulation

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the U.S. Our U.S. asset managers are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 as amended and are also required to make notice filings in certain states. Virtually all aspects of our asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients.

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

Certain of our subsidiaries are registered in, and operate from, the U.K., which has a highly developed and comprehensive regulatory regime. These subsidiaries are authorized and regulated by the U.K. conduct regulator, the Financial Conduct Authority (“FCA”), and have permission to carry out business in certain European Union (“E.U.”) countries to the extent permitted under domestic law and regulation in those countries. The FCA operates on a statutory basis and creates rules which are largely principles-based. These regulated U.K. subsidiaries and their senior managers are registered with the FCA, and wealth managers and certain other staff are subject to certification requirements. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to predominately high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. Retail clients of our U.K. subsidiaries benefit from the Financial Ombudsman Service, which settles complaints between consumers and businesses that provide financial services, as well as the Financial Services Compensation Scheme, which is the U.K.’s statutory deposit insurance and investors compensation scheme for customers of authorized financial services firms.

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

Bank Secrecy Act and USA PATRIOT Act of 2001

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), the Customer Due Diligence Rule, and the Anti-Money Laundering Act of 2020 (“AMLA”), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA, the PATRIOT Act, and AMLA seek to promote the identification of parties that may be involved in terrorism, money laundering, or other suspicious activities. Anti-money laundering laws outside the U.S. contain similar provisions.

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

Privacy and Data Protection

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure of consumer information to third parties. U.S. state laws and regulations adopted under U.S. federal law impose obligations on our company and its subsidiaries for protecting the confidentiality, integrity, and availability of personal information, and require notice of data breaches to certain U.S. regulators and to affected individuals. The Fair Credit Reporting Act of 1970, as amended, mandates the development and implementation of a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft.

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

Similarly, the General Data Protection Regulation (“GDPR”) of E.U. and the U.K. imposes requirements for companies that collect or store personal data of individuals residing in the E.U. and the U.K., respectively. GDPR imposes a strict data protection compliance regime that includes data subject rights actions that must be responded to by organizations. Canadian data privacy laws contain many provisions similar to U.S. financial privacy laws and are currently undergoing legislative reform at a federal and provincial level. Our exposure to these non-U.S. regimes arises primarily through our foreign subsidiaries that do business in these respective jurisdictions.

In May 2024, the SEC adopted amendments to Regulation S-P, which includes a requirement for broker-dealers, investment companies, RIAs, and transfer agents to adopt written policies and procedures for an incident response program with respect to unauthorized access to or use of customer information. The final amendments require these entities to notify individuals whose sensitive customer information was accessed or used without authorization no later than 30 days after becoming aware that the information has been compromised. These amendments become effective on December 21, 2025, and are not expected to have a significant impact on our business.

Certain U.S. states have recently enacted privacy and data protection regulation related to the development and deployment of artificial intelligence (“AI”). These laws intersect with existing privacy laws and present challenges for firms using AI-related technologies, particularly in cases where personal information is processed requiring notice disclosure and, in certain cases, consent for use of AI. The E.U. Artificial Intelligence Act, which has tiered compliance dates, poses further challenges for organizations in managing transparency, fairness, and accountability for AI use. Data privacy requirements affect business processes and compel companies to track personal information use and provide greater transparency on data practices to consumers. The multitude of data privacy laws and regulations adds complexity and cost to managing compliance and data management capabilities and can result in potential litigation, regulatory fines, and reputational harm.

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

Executive Officers

Information regarding our executive officers and their ages as of January 31, 2025, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	66	Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	83	Senior Managing Director and Director
James M. Zemlyak	65	President
Thomas B. Michaud	60	Senior Vice President
Victor J. Nesi	64	President and Director of Institutional Group
Mark P. Fisher	55	Senior Vice President and General Counsel
James M. Marischen	45	Senior Vice President and Chief Financial Officer
David D. Sliney	55	Senior Vice President and Chief Operating Officer
Christopher K. Reichert	61	Chairman of the Board of Directors and Chief Executive Officer of Stifel Bank & Trust

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

Christopher K. Reichert joined Stifel Bank & Trust in October 2007 to lead our company’s banking, lending, and trust services. As Chairman and Chief Executive Officer of Stifel Bank & Trust, he oversees Commercial, Wealth Management, and Venture Banking, Trust Services, deposit strategies, and related activities of our company’s four bank charters. Prior to joining the Bank, Mr. Reichert served as Executive Vice President of Pulaski Bank and was a member of the Pulaski Bank and Pulaski Financial Corp. Boards of Directors. Mr. Reichert’s banking career spans 35 years, including officer roles at Mercantile Bank and Roosevelt Bank.

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

MARKET AND LIQUIDITY RISKS

Lack of funding, liquidity, or access to capital could impair our business and financial condition. An inability to maintain adequate funding and liquidity to operate our business could have a significant negative effect on our financial condition. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. If the available funding from one or more of our contingent funding sources is not sufficient to sustain normal operating levels, we may be required to scale back or curtail our operations, such as by limiting lending, selling assets at unfavorable prices, cutting or eliminating dividend payments, or limiting our recruiting of financial advisors. Our liquidity could be negatively affected by: any inability of our subsidiaries to generate cash to distribute to the parent company, liquidity or capital requirements that may prevent our subsidiaries from distributing cash, limitations on our subsidiaries’ access to credit markets for secured and unsecured borrowings, diminished access to the credit and capital markets, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, regulatory sanctions, or an adverse change in our credit rating by one or more of the national rating agencies. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

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

Significant volatility in our clients’ cash sweep and bank deposit balances and higher costs in sourcing such balances could negatively affect our net revenues, our bank subsidiaries’ growth, and our regulatory capital ratios.

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

We are exposed to market risk, including interest rate risk. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, which directly and indirectly affect us. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception, actual credit quality of an issuer, or other factors.

Market risk is inherent in financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading assets and liabilities, derivatives, and investments. For example, interest rate increases could adversely affect the value of our available-for-sale securities portfolio. Interest rate changes could also adversely affect the value of our fixed income inventories, as well as our net interest spread, which is the difference between the yield we earn on our interest-earning assets and the interest rate we pay for deposits and other sources of funding, in turn impacting our net interest income and interest-related earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities.

In our brokerage operations, increases in short-term interest rates have historically resulted in an increase in our net earnings, and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting favorable impacts. As it relates to our net interest income, the magnitude of the effect of a decrease in short-term interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Decreases in short-term interest rates generally also result in a decrease to fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

We incur credit risk by lending to businesses and individuals through the offering of loans, including commercial and industrial loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and other loans generally collateralized by securities. We also incur credit risk through certain of our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. Declines in the real estate market or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, sell loans at unattractive prices, or foreclose on certain real estate properties. Furthermore, the deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events, or other adverse economic events, could lead to additional credit loss provisions and/or charges-offs, and subsequently have a material impact on our net income and regulatory capital.

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

ECONOMIC ENVIRONMENT RISKS

Our business is sensitive to domestic and international macroeconomic conditions caused by political and geopolitical developments, fiscal, monetary, and tax policies, regulations, and other domestic and international events. We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, changes in consumer spending, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, interest rates and the cost of funds which directly affect the returns and fair value on our lending and investing activities. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities, as well as our cash flows. In addition, our results of operations may be impacted by changes resulting from different political philosophies governing individual and corporate taxation, as well as regulation, which may result from the outcome of the recent federal elections in the U.S. For example, changes to tax laws and regulations, including various provisions of the TCJA which will expire in 2025 if not extended, may negatively impact our effective income tax rate, financial results, or the amount of any tax assets or liabilities. Changes in tax law and regulation, or any market uncertainty caused by a change in the political environment, may also affect our clients and, directly or indirectly, our business. Macroeconomic conditions may also be negatively affected by domestic or international events, including natural disasters, political unrest, the indirect impact of wars and conflicts, such as the wars in Ukraine and Israel, or public health epidemics and pandemics, as well as by a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

If we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, increases in mortgage and other loan delinquencies, or other negative market factors, our revenues and the value of the assets we own could be adversely impacted. Market uncertainty could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower asset prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory, as well as losses on certain of our investments. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, credit losses, or interruptions to our system processing. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, lease expenses, and salary expenses, are fixed, and our ability to reduce them over short time periods is limited.

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

OPERATIONAL RISKS

Damage to our reputation could damage our businesses. Maintaining our reputation is critical to attracting and maintaining clients, investors, financial advisors, and other associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, fraud perpetrated against our clients, ethical issues, money laundering, cybersecurity and privacy, record keeping, sales and trading practices, and associate misconduct. In addition, the failure to either sell securities we have underwritten at anticipated price levels or to properly identify and communicate the risks inherent in the products and services we offer could also give rise to reputational risk. A failure or perceived failure to maintain appropriate service and quality standards or to treat clients fairly can result in client dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and reputational harm. Negative publicity about us, including information posted on social media and internet forums or published by news organizations, whether or not true, may also harm our reputation. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risk relating to negative publicity. Further, failures at other large financial institutions or other market participants, regardless of whether they relate to our activities, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the financial system in general.

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

The labor market remains competitive, and we face competition for talent across all aspects of our business, as well as competition with non-traditional firms, such as technology companies. Employers are developing a wide variety of offerings to attract talent, including but not limited to, increasing compensation, enhancing health and wellness solutions, and providing workplace flexibility. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively affect earnings.

Specifically within the financial industry, employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. Our financial results may be adversely affected by the costs we incur in connection with any loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our financial advisors, investment bankers, senior equity research analysts, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations, and financial condition will be adversely affected. To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense, result in our recruiting additional associates at compensation levels that are higher than our target range, and/or negatively impact our revenue growth. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. We participate, with limited exceptions, in the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among many firms in the industry that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm and the financial advisor’s ability to solicit clients of their previous firm. The ability to bring such client data to a new broker-dealer, as well as the ability to solicit clients, generally means that the clients of the financial advisor are more likely to choose to open accounts at the advisor’s new firm. Participation in the Protocol is voluntary, and it is possible that certain of our competitors will withdraw from it. If the broker-dealers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data and the solicitation of clients, our recruiting efforts may be adversely affected. Additionally, we could experience a larger number of claims against us relating to our recruiting efforts.

Our business depends on fees earned from the management of client accounts and asset management fees. We have grown our asset management business in recent years, which has increased the risks associated with this business relative to our overall operations. The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our Private Client Group segment, as well as assets under management (“AUM”) in our asset management business. The value of our fee-based assets and AUM is impacted by market fluctuations and net inflows or outflows of assets. As our Private Client Group clients increasingly show a preference for fee-based accounts over transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers, or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus further impact our business and financial condition.

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

Our future success also depends in part on our ability to develop, maintain, and enhance our products and services, including factors such as customer experience, and the pricing and range of our offerings. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. If we are not able to develop new products and services, enhance existing offerings, effectively implement new technology-driven products and services, or successfully market these products and services to our customers, our business, financial condition, or results of operations may be adversely affected. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other services could be significantly disrupted by technologies (e.g., AI, online trading platforms, digital payment technologies) that require no intermediation. New technologies have required, and could require us in the future, to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including technology companies.

Although we currently do not use AI extensively, we may in the future use, develop, and incorporate within our technology platform and services, systems and tools that incorporate AI and machine learning, including generative AI. Although we strive to establish and maintain appropriate governance and risk management processes, ineffective or inadequate AI development or deployment practices by us or third-party vendors could result in unintended consequences, such as AI algorithms that produce inaccurate output or that are based on biased, incomplete, and/or inaccurate datasets. Any of the foregoing may result in harm to our business, results of operations, or reputation. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and limit our ability to develop, deploy, or use AI and machine learning technologies.

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

A continued interruption to our telecommunications or data processing systems, or the failure to effectively update the technology we utilize, could be materially adverse to our business. Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies, adapt our applications to emerging industry standards, or keep applications current as it relates to vulnerabilities and security controls.

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; (iv) retain skilled information technology associates; and (v) ensure that our existing and new technology systems conform to regulatory requirements. Failure of our technology systems to operate appropriately, which could result from events beyond our control, including a systems malfunction or cyber attack, failure by a third-party service provider, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients for non-compliant data processing, and violations of privacy and other laws and regulations, as well as regulatory sanctions.

Cyber attack or other security breach of our technology systems, or those of other third-party vendors we rely on, could subject us to significant liability reputational harm. Our operations rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. There have been numerous highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving the theft, dissemination, and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been numerous highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against our company, our associates, our advisors, or our clients. Additionally, like many large enterprises, we provide secure remote work capabilities, which can introduce potential cyber vulnerabilities as well.

We also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. We also face additional cybersecurity risk related to an increased focus on mobile and cloud technologies. Our reliance on public cloud services introduces cybersecurity risks, including potential data breaches, unauthorized access, and compromised application programming interfaces (APIs) which could impact the confidentiality, integrity, or availability of our systems and data. Likewise, our mobile and web-facing technologies expose us to risks such as data leakage, malicious applications, phishing attacks, and network level threats which pose similar risks. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect the confidentiality, integrity, and availability of our data and technology infrastructure and data from misuse, misappropriation, or corruption.

Cyber attacks can originate from a variety of sources, including threat actors affiliated with foreign governments, organized crime, or terrorist organizations. Threat actors may also attempt to place individuals within our company or induce associates, clients, or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of layered information security controls, including our cyber threat analytics, data encryption, and monitoring technologies, anti-malware defenses, and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate, or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial of service attacks, zero-day vulnerabilities, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

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

Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers and regulators. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

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

We may also be subject to liability under various data protection laws. In providing services to clients, we manage, utilize, and store sensitive or confidential client or associate data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state, and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or associate data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or associate data, whether through system failure, associate negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. Further, lapses in cybersecurity controls, as perceived by our regulators, could lead to fines and penalties compounding monetary losses.

The development and use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations. We, or our third-party service providers, may develop or incorporate artificial intelligence (AI) technology in certain business processes, products, or services. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI, and increase our compliance costs and the risk of non-compliance.

Additionally, we may integrate AI into our operations, technology, products, and services in the future. AI models may produce output or take action that is incorrect, infringe on the intellectual property rights of others, or is otherwise harmful. In addition, the complexity of AI models may make it challenging to understand why they generate particular outputs. There can be no assurance that any products or services that utilize AI will be successful or that we will keep pace with the rapid evolution of AI. Further, while we have policies governing the use of AI by our associates and third-party service providers, we cannot guarantee that they will follow such policies when using AI or that such policies will protect us from potential liability relating to our adoption or use of AI technologies. Additionally, others may use AI to increase the frequency and severity of cybersecurity attacks against us or our third-party service providers, which could adversely impact our business and results of operations.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results, and new accounting standards could adversely affect future reported results. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Such estimates and assumptions may require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. One of our most critical estimates is our allowance for credit losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. The recorded amount of liabilities related to legal and regulatory matters is also subject to significant management judgment. For either of these estimates, if management’s underlying assumptions and judgments prove to be inaccurate, our loss provisions could be insufficient to cover actual losses and our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted.

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

For additional discussion of our significant accounting estimates, policies, and standards, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this Form 10-K and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk. We seek to manage, monitor, and control our market, credit, operational, liquidity, and legal and regulatory compliance risk, through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be effective. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot always anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate or may have limited predictive value. A failure to manage our growth adequately, including growth in the products or services we offer or through acquisitions, or to manage our risk effectively, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by regulators and SROs such as FINRA and are often used as the basis for claims for legal liability by plaintiffs in actions against the Company. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

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

We are subject to risks relating to environmental, social, and governance matters that could adversely affect our reputation, business, financial condition, and results of operations. We are subject to a variety of risks, including reputational risk, associated with environmental, social, and governance matters. As a large financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding such matters. For example, individual U.S. states are increasingly developing differing, and sometimes conflicting, rules related to environmental, social, and governance matters. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with environmental, social, and governance issues could damage our reputation, our ability to attract and retain clients and associates, compete effectively, and grow our business.

In addition, proxy advisory firms and certain institutional investors who manage investments in public companies may integrate environmental, social, and governance factors into their investment analysis. The consideration of environmental and social matters in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing policies related to such matters are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to environmental, social, and governance criteria could result in erroneous perceptions or a misrepresentation of our actual policies and practices in these areas. Organizations that provide ratings information to investors on such matters may also assign unfavorable ratings to our company. Public companies continue to face increased pressure from stakeholders to consider environmental, social, and governance issues in corporate actions, such as the election of directors and approval of executive compensation. Certain of our clients might also require that we implement additional procedures or standards in these areas in order to continue to do business with them. If we fail to comply with specific investor or client expectations and standards, or to provide the disclosure relating to these issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations could be negatively impacted.

Moreover, there has been increased regulatory focus on the disclosure practices of investment managers offering sustainable and values-based investment strategies, resulting in increased risk that we could be perceived as making inaccurate or misleading statements regarding the investment strategies of our funds and ETFs, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.

LEGAL AND REGULATORY RISKS

Financial services firms are highly regulated and are currently subject to a number of new and proposed regulations, all of which may increase our risk of financial liability and reputational harm resulting from adverse regulatory actions. Financial services firms operate in an evolving regulatory environment and are subject to extensive supervision and regulation. The laws and regulations governing financial services firms are intended primarily for the protection of our depositors, our clients, the financial system, and the FDIC insurance fund, not our shareholders or creditors. The financial services industry has experienced an extended period of significant change in laws and regulations, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the FDIC, the OCC, and the CFPB, in addition to stock exchanges, FINRA, and governmental authorities, such as state attorneys general. The SEC has recently been very active in proposing and adopting major new rules and regulations that affect public companies and, in particular, the financial services industry. Several of these new rules have been adopted after significantly abbreviated periods for public comments, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. Further, final and proposed rules and regulations have been increasingly subjected to legal challenge, which creates uncertainty in planning our compliance and could lead to increased compliance costs. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. Additionally, an increasing number of U.S. states have proposed, or are considering, their own laws and regulations, and as a result, our activities could be subject to overlapping and conflicting regulation. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules, and regulations. Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

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

Regulatory actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could have a material adverse effect on our business, financial condition, reputation, or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by our company and its subsidiaries. In addition, from time to time, the Company and its subsidiaries have been or may in the future become subject to additional findings with respect to supervisory, compliance, or other regulatory deficiencies, which could subject us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, onboard new branches or financial advisors, expand into new business lines, pay dividends on our common and preferred stock, and/or engage in share repurchases. See “Item 1, Business – Regulation,” of this Form 10-K for additional information regarding our regulatory environment.

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

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims and/or regulatory matters continue to increase over time. The amount of attorneys’ fees incurred in connection with the defense of litigation and claims and/or regulatory matters could be substantial and might materially and adversely affect our results of operations. See “Item 3 – Legal Proceedings,” and Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about legal matters.

The Basel III regulatory capital standards impose capital and other requirements on us that could negatively impact our profitability. The Fed and other federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. The U.S. Basel III Rules establish the quantity and quality of regulatory capital, set forth a capital conservation buffer, and define the calculation of risk-weighted assets. The capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. Revisions to the Basel III Rules could, when implemented in the U.S., negatively impact our regulatory capital ratio calculations or subject us to higher and more stringent capital and other regulatory requirements. As a result, our business, results of operations, financial condition, and prospects could be adversely affected. See “Item 1 – Business – Regulation” of this Form 10-K for additional information on the Basel III regulatory capital standards.

Failure to comply with regulatory capital requirements primarily applicable to our company, our bank subsidiaries, or our broker-dealer subsidiaries would significantly harm our business. As discussed in “Item 1 – Business – Regulation” of this Form 10-K, our company and it bank subsidiaries are subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of our company’s and our bank subsidiaries’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory guidelines. Failure to meet minimum capital requirements can trigger certain mandatory (and potentially discretionary) actions by regulators that, if undertaken, could harm either our company or our bank subsidiaries’ operations and financial condition, including precluding us from accepting or renewing brokered deposits. Further, we are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. Our non-U.S. subsidiaries are subject to similar limitations under applicable regulations in the countries in which they operate. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that we may need to make payments on any of our obligations. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on regulatory capital requirements.

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

As a financial holding company, our company’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions. The Company, as a financial holding company, depends on dividends, distributions, and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations and to fund dividend payments and share repurchases. Our subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to our company. If our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is otherwise not available, the Company may not be able to make dividend payments to its shareholders, repurchase its shares, or make principal and interest payments on its outstanding debt. Our broker-dealers and bank subsidiaries are limited in their ability to lend or transact with affiliates, are subject to minimum regulatory capital and other requirements, and, in the case of our broker-dealer subsidiaries, have limitations on their ability to use funds deposited with them in brokerage accounts to fund their businesses. These requirements and limitations may hinder our company’s ability to access funds from its subsidiaries. Federal regulators, including the Federal Reserve and the SEC (through FINRA), have the authority and, under certain circumstances, the obligation to limit or prohibit dividend payments and share repurchases by the banking organizations they supervise, including our company and its bank subsidiaries.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain an information security program and governance framework that are designed to protect our information systems against risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We define information security and cybersecurity risk as the risk that the confidentiality, integrity, or availability of our information and information systems are impacted by unauthorized or unintended access, use, disclosure, disruption, modification, or destruction. Information security and cybersecurity risk are incorporated into our comprehensive Enterprise Risk Management (“ERM”) program, which we use to identify, aggregate, monitor, report, and manage risks.

The Written Information Security Program (“WISP”), our enterprise information security and cybersecurity program, is incorporated within the ERM program and led by our Chief Information Security Officer (“CISO”). The WISP is designed to (i) ensure the security, confidentiality, integrity, and availability of our information systems and data; (ii) protect against any anticipated threats or hazards to the confidentiality, integrity, or availability of such information and information systems; and (iii) protect against unauthorized access to information or information systems that could result in substantial harm or inconvenience to us, our associates, or our clients. The WISP is built upon a foundation of advanced security technology, a well-trained team of experts, and is designed to operate in alignment with applicable regulatory requirements. WISP deploys multiple layers of controls to identify, protect, detect, respond to, and recover from information security and cybersecurity incidents. These controls are measured and monitored by subject matter experts and a security operations center with integrated cyber detection, response, and recovery capabilities. The WISP includes our Incident Response program, which manages information security incidents involving compromises of sensitive information, and our Security Incident Response Plan (“SIRP”), which provides a documented framework for handling high severity cybersecurity incidents and facilitates coordination across multiple parts of the Company to manage response efforts. We also routinely perform simulations and drills around security matters at both a technical and management level, and our associates receive annual cybersecurity awareness training.

The WISP incorporates reviews by our Internal Audit department and external third-party experts. Periodic independent third-party maturity assessments are conducted against the NIST Cyber Security Framework. Investments in threat intelligence, collaboration with peers, vulnerability management, incident response drills, and participation in industry and government forums are also part of our program.

Cybersecurity risks related to third parties are managed as part of our System and Services Acquisition Policy, which sets forth the procurement, risk management, and contracting framework for managing third-party relationships commensurate with their risk and complexity. Our program sets guidelines for identifying, measuring, monitoring, and reporting the risks associated with third parties through the life cycle of the relationships, which includes planning, due diligence and third-party selection, contracting, ongoing monitoring, and termination. Our program includes the identification of third parties with risks related to information security. Third parties that access, process, collect, share, create, store, transmit, or destroy our information or have access to our systems may have additional security requirements, depending on the levels of risk, such as enhanced risk assessments and monitoring, and additional contractual controls. We also conduct reassessments of our third-party risk, using a risk-based approach to determine frequency. Where appropriate, the Company seeks to incorporate contractual language with third-party service providers that address the collection, use, sharing, and retention of user data, as well as compliance with appropriate security terms.

While we do not believe that our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive, and, similar to other global financial services firms, we, as well as our clients, associates, regulators, service providers, and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. See Item 1A – Risk Factors” of this Form 10-K for additional information on cybersecurity risks.

Cybersecurity Governance

Under our information security framework, our Board and our Risk Management Committee are primarily responsible for overseeing and governing the development, implementation, and maintenance of our WISP, with the Board designating our Risk Management Committee to provide oversight and governance of technology and cybersecurity risks. Our Board receives an update on cybersecurity at least twice a year from our CISO or their designee. Our Risk Management Committee receives reports on cybersecurity at least four times a year, with ad hoc updates as needed. In addition, our Risk Management Committee annually approves our WISP program.

Our Operational Risk Committee (“ORC”) provides oversight and governance for our information security risk management activities, including those related to cybersecurity. This includes efforts to identify, measure, manage, monitor, and report information security risks associated with our information and information systems. The ORC escalates risks to the Risk Management Committee or our Board based on the escalation criteria provided in our information security framework. Members of management with cybersecurity oversight responsibilities are informed about cybersecurity risks and incidents through a number of channels, including periodic and annual reports, with the annual report also provided to our Risk Management Committee and the ORC. Our CISO leads the strategy, engineering, and operations of cybersecurity across the Company and is responsible for providing annual updates to our Board and the ORC on our WISP, as well as ad hoc updates on information security and cybersecurity matters. Our CISO reports directly to the Risk Management Committee. The CISO has been with the Company since 2023 and has over 28 years of information technology and cybersecurity experience.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2024. We own our executive offices in St. Louis, Missouri. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2039.

Location	Approximate Square Footage	Use
St. Louis, Missouri	450,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including SIA), and Institutional Group operations
New York, New York	289,000	Global Wealth Management and Institutional Group operations
Baltimore, Maryland	132,000	Institutional Group operations and Administrative offices
San Francisco, California	74,000	Global Wealth Management and Institutional Group operations

We also maintain operations in 459 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 389 private client offices. Our Institutional Group segment leases 70 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of our independent contractor firms are the responsibility of the respective independent financial advisors.

See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

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

We have accrued for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated. In many legal proceedings in which we have determined that a material loss (or, where an accrual has occurred, a material loss beyond the amount already accrued) is reasonably possible, we are unable to reasonably estimate the loss or range of loss. There are other matters in which we have determined a loss or range of loss to be reasonably possible, but we do not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on our company’s consolidated financial statements as a whole, although the outcome of such proceedings or investigations may significantly impact our company’s business or results of operations for any particular reporting period, or cause significant reputational harm.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matter described below, the ultimate resolution of these matters will not have a material adverse effect on our company’s financial condition, though the outcomes could be material to our company’s operating results for any particular period, depending, in part, upon the operating results for such period.

There can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or reasonably possible or where a loss or range of loss can be estimated, as well as for matters where an accrual has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible. We believe, based on currently available information, that the outcomes of such other matters will not have a material adverse effect on our company’s financial condition, though the outcomes could be material to our company’s operating results for any particular period, depending, in part, upon the operating results for such period.

SEC and CFTC Investigation of Communications Recordkeeping

The Company has been contacted by each of the SEC and the CFTC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The Company entered into an agreement with the SEC to resolve the SEC’s investigation pursuant to the terms of a formal offer from the Company’s subsidiary, Stifel, that was reflected in an Order entered by the SEC on September 24, 2024. The CFTC has provided the Company with a settlement offer, which the Company declined to accept. With respect to the ongoing CFTC investigation, the Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that a settlement will be achieved or the ultimate resolution of the matter.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on January 31, 2025, was $115.85. As of that date, our common stock was held by approximately 113,500 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock.

	2024		2023
	High	Low	High	Low
First quarter	$78.33	$67.61	$68.77	$53.48
Second quarter	$84.25	$73.51	$62.35	$54.84
Third quarter	$94.18	$76.64	$66.61	$58.08
Fourth quarter	$119.12	$92.18	$70.07	$54.81

Cash dividends per share of common stock paid during the year are reflected below. The dividends were declared during the quarter of payment.

	Fiscal Year 2024	Fiscal Year 2023
First quarter	$0.42	$0.36
Second quarter	$0.42	$0.36
Third quarter	$0.42	$0.36
Fourth quarter	$0.42	$0.36

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

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2024. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2024	—	—	—	10,519,256
November 1 - 30, 2024	200,000	117.72	200,000	10,319,256
December 1 - 31, 2024	208,463	105.13	208,463	10,110,793
	408,463	$111.30	408,463

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2024, the maximum number of shares that may yet be purchased under this plan was 10.1 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2024. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2019, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2020	2021	2022	2023	2024
Stifel Financial Corp.	$126	$178	$152	$183	$286
Peer Group	$111	$157	$133	$148	$192
S&P 500 Index	$118	$152	$125	$158	$197
NYSE ARCA Securities Broker-Dealer Index	$130	$168	$155	$192	$277

Assumes $100 invested on December 31, 2019 in
Stifel Financial Corp. common stock,
Peer Group, S&P 500 Index, and NYSE ARCA Securities Broker-Dealer Index
Stifel Financial Corp.(growth of 185.6% & 23.3% CAGR*)
Peer Group(growth of 91.8% & 13.9% CAGR*)
S&P 500 Index(growth of 97.0% & 14.5% CAGR*)
NYSE ARCA Securities Broker/Dealer Index(growth of 177.3% & 22.6% CAGR*)
Dollars
$275
$250
$225
$200
$175
$150
$125
$100
2019
2020
2021
2022
2023
2024

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Affiliated Managers Group Inc.	Invesco Ltd.	Northern Trust Corp.
Ameriprise Financial, Inc.	Jefferies Financial Group Inc.	Piper Sandler Companies
Evercore Inc.	Lazard Ltd.	Raymond James Financial, Inc.
Franklin Resources, Inc.	LPL Financial Holdings Inc.	T. Rowe Price Group, Inc.
Houlihan Lokey, Inc.	Moelis & Company

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2024.

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

Stifel Financial Corp., through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, the United Kingdom, and Canada, with a growing presence in Europe. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On July 18, 2024, the Company’s 4.25% Senior Notes matured, resulting in the Company's decision to retire the $500.0 million outstanding balance given its significant liquidity position.

On August 1, 2024, the Company acquired Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposit and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. Consideration for this acquisition consisted of cash from operations.

On January 6, 2025, the Company announced it signed a definitive agreement to acquire Bryan, Garnier & Co. (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. Bryan Garnier’s product suite includes mergers & acquisitions advisory, private and public growth financing solutions, and institutional sales and execution. Bryan Garnier is headquartered in Europe with offices in Paris, London, Amsterdam, Munich, Oslo, Stockholm, and New York. The transaction is expected to close in the first half of 2025.

Results for the Year Ended December 31, 2024

For the year ended December 31, 2024, net revenues increased 14.3% to a record $4.97 billion compared to $4.35 billion during the comparable period in 2023. Net income available to common shareholders for the year ended December 31, 2024, increased 43.0% to $694.1 million, or $6.25 per diluted common share, compared to $485.3 million, or $4.28 per diluted common share, in 2023. For the year ended December 31, 2024, our Global Wealth Management segment posted record net revenues.

Our revenue growth for the year ended December 31, 2024, was primarily attributable to higher investment banking revenues, asset management revenues, and transactional revenues, partially offset by lower net interest income.

We remain well-positioned entering fiscal 2025, with nearly $501 billion of client assets under administration, strong activity levels for financial advisory recruiting, a significant interest rate-sensitive asset base at our bank subsidiaries, and a strong investment banking pipeline. We expect wealth management revenues to grow as investors continue to redeploy cash into the markets and client assets grow through recruiting and market appreciation. Institutional revenues are expected to benefit from increased investment banking activity as well as continued growth in transactional revenues, particularly in the fixed income business.

Economic and Market Conditions

We currently operate in a challenging and uncertain economic environment. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets. Market volatility, overall market conditions, interest rates, economic, political, and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, as well as portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Item 1A – Risk Factors” of this Form 10-K.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024	2023	2022
Revenues:
Commissions	$756,024	$673,597	$710,589	12.2%	(5.2)%	15.2%	15.5%	16.2%
Principal transactions	604,564	490,440	529,033	23.3	(7.3)	12.2	11.3	12.0
Investment banking	994,831	731,255	971,485	36.0	(24.7)	20.0	16.8	22.1
Asset management	1,536,674	1,299,496	1,262,919	18.3	2.9	30.9	29.9	28.8
Interest	2,016,464	1,955,745	1,099,115	3.1	77.9	40.6	45.0	25.0
Other income	43,129	8,747	19,685	393.1	(55.6)	0.8	0.1	0.5
Total revenues	5,951,686	5,159,280	4,592,826	15.4	12.3	119.7	118.6	104.6
Interest expense	981,366	810,336	201,387	21.1	302.4	19.7	18.6	4.6
Net revenues	4,970,320	4,348,944	4,391,439	14.3	(1.0)	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,916,229	2,554,581	2,586,232	14.2	(1.2)	58.7	58.7	58.9
Occupancy and equipment rental	362,402	339,322	313,247	6.8	8.3	7.3	7.8	7.1
Communication and office supplies	194,382	184,652	175,135	5.3	5.4	3.9	4.3	4.0
Commissions and floor brokerage	62,823	58,344	57,752	7.7	1.0	1.3	1.3	1.3
Provision for credit losses	25,402	24,999	33,506	1.6	(25.4)	0.5	0.6	0.8
Other operating expenses	480,638	480,354	340,451	0.1	41.1	9.6	11.1	7.7
Total non-interest expenses	4,041,876	3,642,252	3,506,323	11.0	3.9	81.3	83.8	79.8
Income before income taxes	928,444	706,692	885,116	31.4	(20.2)	18.7	16.2	20.2
Provision for income taxes	197,065	184,156	222,961	7.0	(17.4)	4.0	4.2	5.1
Net income	731,379	522,536	662,155	40.0	(21.1)	14.7	12.0	15.1
Preferred dividends	37,281	37,281	37,281	—	—	0.7	0.8	0.9
Net income available to common shareholders	$694,098	$485,255	$624,874	43.0%	(22.3)%	14.0%	11.2%	14.2%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Commissions	$756,024	$673,597	$710,589	12.2%	(5.2)%
Principal transactions	604,564	490,440	529,033	23.3	(7.3)
Transactional revenues	1,360,588	1,164,037	1,239,622	16.9	(6.1)
Capital raising	417,399	265,667	256,862	57.1	3.4
Advisory	577,432	465,588	714,623	24.0	(34.8)
Investment banking	994,831	731,255	971,485	36.0	(24.7)
Asset management	1,536,674	1,299,496	1,262,919	18.3	2.9
Net interest	1,035,098	1,145,409	897,728	(9.6)	27.6
Other income	43,129	8,747	19,685	393.1	(55.6)
Total net revenues	$4,970,320	$4,348,944	$4,391,439	14.3%	(1.0)%

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

For the year ended December 31, 2024, net revenues increased 14.3% to a record $4.97 billion from $4.35 billion in 2023. The increase was primarily attributable to higher investment banking, asset management, and transactional revenues, partially offset by lower net interest income.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2024, commission revenues increased 12.2% to $756.0 million from $673.6 million in 2023.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the year ended December 31, 2024, principal transactions revenues increased 23.3% to $604.6 million from $490.4 million in 2023.

Transactional revenues – For the year ended December 31, 2024, transactional revenues increased 16.9% to $1.36 billion from $1.16 billion in 2023 as a result of an increase in client activity.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2024, investment banking revenues increased 36.0% to $994.8 million from $731.3 million in 2023.

Capital-raising revenues increased 57.1% to $417.4 million for the year ended December 31, 2024, from $265.7 million in 2023. For the year ended December 31, 2024, equity capital-raising revenues increased 73.2% to $198.5 million from $114.6 million in 2023 driven by higher volumes during 2024. For the year ended December 31, 2024, fixed income capital-raising revenues increased 44.9% to $218.9 million from $151.1 million in 2023 driven by higher bond issuances during 2024.

Advisory revenues increased 24.0% to $577.4 million for the year ended December 31, 2024, from $465.6 million in 2023. The increase is primarily attributable to higher levels of completed advisory transactions during 2024.

Asset management – Asset management revenues include fees for asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management revenues are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the year ended December 31, 2024, asset management revenues increased 18.3% to a record $1.54 billion from $1.30 billion in 2023. The increase is primarily attributable to market appreciation leading to higher asset values and net cash inflows primarily as a result of our recruiting efforts. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2024, other income increased 393.1% to $43.1 million from $8.7 million during 2023. The increase is primarily attributable to higher investment gains over the comparable period in 2023.

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

For the year ended December 31, 2023, net revenues decreased 1.0% to $4.35 billion from $4.4 billion in 2022. The decrease was primarily attributable to lower advisory and transactional revenues, partially offset by higher net interest income, asset management, and capital-raising revenues.

Commissions – For the year ended December 31, 2023, commission revenues decreased 5.2% to $673.6 million from $710.6 million in 2022.

Principal transactions – For the year ended December 31, 2023, principal transactions revenues decreased 7.3% to $490.4 million from $529.0 million in 2022.

Transactional revenues – For the year ended December 31, 2023, transactional revenues decreased 6.1% to $1.16 billion from $1.24 billion in 2022 as a result of a decrease in client activity. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices.

Investment banking – For the year ended December 31, 2023, investment banking revenues decreased 24.7% to $731.3 million from $971.5 million in 2022.

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

Advisory revenue decreased 34.8% to $465.6 million for the year ended December 31, 2023, from $714.6 million in 2022. The decrease is primarily attributable to lower levels of completed advisory transactions during 2023.

Asset management – For the year ended December 31, 2023, asset management revenues increased 2.9% to $1.30 billion from $1.26 billion in 2022. The increase is primarily attributable to higher asset values and strong recruiting. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2023, other income decreased 55.6% to $8.7 million from $19.7 million in 2022. The decrease is primarily attributable to losses on the sale of investments in the first quarter of 2023 and a decrease in loan origination fees.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$3,126,654	$164,110	5.25%	$2,394,404	$123,363	5.15%	$1,346,939	$29,996	2.23%
Financial instruments owned	1,126,934	25,001	2.22	895,020	16,726	1.87	1,059,013	20,545	1.94
Margin balances	698,487	55,156	7.90	786,264	61,138	7.78	1,060,724	43,751	4.12
Investment portfolio	7,772,968	484,133	6.23	7,735,535	467,199	6.04	7,670,470	247,755	3.23
Loans	20,239,599	1,250,048	6.18	20,738,634	1,253,008	6.04	19,457,051	752,273	3.87
Other interest-bearing assets	838,928	38,016	4.53	764,679	34,311	4.49	936,508	4,795	0.51
Total interest-earning assets/interest income	$33,803,570	$2,016,464	5.97%	$33,314,536	$1,955,745	5.87%	$31,530,705	$1,099,115	3.49%
Interest-bearing liabilities:
Short-term borrowings	$404	$26	6.44%	$2,412	$144	5.97%	$1,323	$23	1.74%
Stock loan	253,467	(7,203)	(2.84)	147,904	(8,028)	(5.43)	334,712	(16,642)	(4.97)
Senior notes	905,733	40,349	4.45	1,115,052	50,025	4.49	1,113,977	44,424	3.99
Stifel Capital Trusts	60,000	4,408	7.35	60,000	4,363	7.27	60,000	2,090	3.48
Deposits	27,611,724	888,453	3.22	27,267,429	724,857	2.66	25,170,404	146,636	0.58
Federal Home Loan Bank advances	1	—	2.15	1,371	68	4.99	238,508	4,094	1.72
Other interest-bearing liabilities	1,065,202	55,333	5.19	1,027,985	38,907	3.78	1,067,725	20,762	1.94
Total interest-bearing liabilities/interest expense	$29,896,531	981,366	3.28%	$29,622,153	810,336	2.74%	$27,986,649	201,387	0.72%
Net interest income/margin		$1,035,098	3.06%		$1,145,409	3.44%		$897,728	2.85%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2024, net interest income decreased 9.6% to $1.0 billion from $1.1 billion in 2023.

For the year ended December 31, 2024, interest revenue increased 3.1% to $2.02 billion from $1.96 billion in 2023, principally as a result of higher interest rates and an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $30.1 billion during the year ended December 31, 2024, compared to $29.9 billion in 2023 at average interest rates of 6.14% and 6.01%, respectively.

For the year ended December 31, 2024, interest expense increased 21.1% to $981.4 million from $810.3 million in 2023. The increase is primarily attributable to higher interest rates and higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $27.7 billion during the year ended December 31, 2024, compared to $27.3 billion in 2023 at average interest rates of 3.23% and 2.66%, respectively.

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

Net interest income – For the year ended December 31, 2023, net interest income increased 27.6% to $1.1 billion from $897.7 million in 2022.

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

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Non-interest expenses:
Compensation and benefits	$2,916,229	$2,554,581	$2,586,232	14.2%	(1.2)%
Occupancy and equipment rental	362,402	339,322	313,247	6.8	8.3
Communications and office supplies	194,382	184,652	175,135	5.3	5.4
Commissions and floor brokerage	62,823	58,344	57,752	7.7	1.0
Provision for credit losses	25,402	24,999	33,506	1.6	(25.4)
Other operating expenses	480,638	480,354	340,451	0.1	41.1
Total non-interest expenses	$4,041,876	$3,642,252	$3,506,323	11.0%	3.9%

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

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

For the year ended December 31, 2024, compensation and benefits expense increased 14.2% to $2.92 billion from $2.55 billion in 2023. The increase in compensation and benefits expenses is primarily attributable to higher variable compensation expense. Compensation and benefits expense as a percentage of net revenues of 58.7% for the year ended December 31, 2024, was consistent with the comparable period in 2023.

Occupancy and equipment rental – For the year ended December 31, 2024, occupancy and equipment rental expense increased 6.8% to $362.4 million from $339.3 million in 2023. The increase is primarily attributable to higher data processing and occupancy costs associated with the continued investments made in our business.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2024, communications and office supplies expense increased 5.3% to $194.4 million from $184.7 million in 2023. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued investments made in our business.

Commissions and floor brokerage – For the year ended December 31, 2024, commissions and floor brokerage expense increased 7.7% to $62.8 million from $58.3 million in 2023. The increase is primarily attributable to higher clearing expense and electronic communication network (“ECN”) trading costs and processing expenses.

Provision for credit losses – For the year ended December 31, 2024, provision for credit losses increased 1.6% to $25.4 million from $25.0 million in 2023. Provision for credit losses was primarily impacted by loan growth and a deterioration in certain loans, partially offset by a slightly better macroeconomic forecast.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out for legal and regulatory matters, travel and entertainment, promotional, investment banking deal costs, and professional service expenses.

For the year ended December 31, 2024, other operating expenses increased 0.1% to $480.6 million from $480.4 million in 2023. The increase is primarily attributable to higher investment banking transaction expense, professional fees, advertising, conference-related expenses, and subscriptions, partially offset by lower litigation-related expenses. During the year ended December 31, 2023, we recorded $67 million related to provisions for legal and regulatory matters.

Provision for income taxes – For the year ended December 31, 2024, our provision for income taxes was $197.1 million, representing an effective tax rate of 21.2%, compared to $184.2 million in 2023, representing an effective tax rate of 26.1%. The effective tax rate in 2024 was impacted by the benefit related to the tax impact on stock-based compensation.

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

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

Commissions and floor brokerage – For the year ended December 31, 2023, commissions and floor brokerage expense increased 1.0% to $58.3 million from $57.8 million in 2022. The increase is primarily attributable to higher ECN trading costs and processing expenses, partially offset by lower clearing expenses.

Provision for credit losses – For the year ended December 31, 2023, provision for credit losses decreased 25.4% to $25.0 million from $33.5 million in 2022. Provision for credit losses was primarily impacted by a slightly better macroeconomic forecast, partially offset by a deterioration in certain asset classes.

Other operating expenses – For the year ended December 31, 2023, other operating expenses increased 41.1% to $480.4 million from $340.5 million in 2022. Elevated provisions for legal and regulatory matters during the third quarter of 2023 accounted for approximately $67 million of the increase, with the remainder primarily resulting from higher travel and entertainment expenses, FDIC-insurance expense, professional fees, advertising, conference-related expenses, and subscriptions, partially offset by lower investment banking transaction expenses.

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

The success of our Global Wealth Management segment is dependent upon the quality of our products, services, financial advisors, and support personnel, including our ability to attract, retain, and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. Segment net revenues and operating income are used to evaluate and measure segment performance by management in assessing performance and deciding how to allocate resources.

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

The success of our Institutional Group segment is dependent upon the quality of our personnel, the quality and selection of our investment products and services, pricing (such as execution pricing and fee levels), and reputation. Segment net revenues and operating income are used to evaluate and measure segment performance by management in assessing performance and deciding how to allocate resources.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024	2023	2022
Revenues:
Commissions	$508,717	$444,949	$473,638	14.3%	(6.1)%	15.5%	14.6%	16.8%
Principal transactions	243,635	209,282	195,274	16.4	7.2	7.4	6.9	6.9
Transactional revenues	752,352	654,231	668,912	15.0	(2.2)	22.9	21.5	23.7
Asset management	1,536,296	1,299,361	1,262,841	18.2	2.9	46.8	42.6	44.7
Interest	1,910,502	1,861,873	1,062,710	2.6	75.2	58.2	61.0	37.6
Investment banking	21,475	16,680	19,515	28.7	(14.5)	0.7	0.5	0.7
Other income	6,125	(6,938)	(5,182)	188.3	(33.9)	0.1	(0.2)	(0.2)
Total revenues	4,226,750	3,825,207	3,008,796	10.5	27.1	128.7	125.4	106.5
Interest expense	942,790	775,245	182,930	21.6	323.8	28.7	25.4	6.5
Net revenues	3,283,960	3,049,962	2,825,866	7.7	7.9	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,605,148	1,415,210	1,368,576	13.4	3.4	48.9	46.4	48.4
Occupancy and equipment rental	175,389	165,776	153,079	5.8	8.3	5.3	5.4	5.4
Communication and office supplies	65,383	63,345	60,791	3.2	4.2	2.0	2.1	2.2
Commissions and floor brokerage	27,158	25,458	25,983	6.7	(2.0)	0.8	0.8	0.9
Provision for credit losses	25,102	22,699	33,506	10.6	(32.3)	0.8	0.7	1.2
Other operating expenses	177,838	141,652	116,360	25.5	21.7	5.4	4.7	4.1
Total non-interest expenses	2,076,018	1,834,140	1,758,295	13.2	4.3	63.2	60.1	62.2
Income before income taxes	$1,207,942	$1,215,822	$1,067,571	(0.6)%	13.9%	36.8%	39.9%	37.8%

	December 31,
	2024	2023	2022
Branch offices	389	398	398
Financial advisors	2,229	2,278	2,242
Independent contractors	113	108	102
Total financial advisors	2,342	2,386	2,344

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

NET REVENUES

For the year ended December 31, 2024, Global Wealth Management net revenues increased 7.7% to a record $3.3 billion from $3.0 billion in 2023. The increase in net revenues is primarily attributable to increases in asset management revenues and transactional revenues, partially offset by lower net interest income.

Commissions – For the year ended December 31, 2024, commission revenues increased 14.3% to $508.7 million from $444.9 million in 2023. The increase is primarily attributable to a increase in equities trading and mutual funds revenue.

Principal transactions – For the year ended December 31, 2024, principal transactions revenues increased 16.4% to $243.6 million from $209.3 million in 2023.

Transactional revenues – For the year ended December 31, 2024, transactional revenues increased 15.0% to $752.4 million from $654.2 million in 2023 as a result of a increase in client activity.

Asset management – For the year ended December 31, 2024, asset management revenues increased 18.2% to a record $1.54 billion from $1.30 billion in 2023. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands):

	December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Client assets	$501,402,000	$444,318,000	$389,818,000	12.8%	14.0%
Fee-based client assets	$192,705,000	$165,301,000	$144,952,000	16.6	14.0
Number of client accounts	1,246,000	1,213,000	1,183,000	2.7	2.5
Number of fee-based client accounts	355,000	333,000	319,000	6.6	4.4

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Interest revenue – For the year ended December 31, 2024, interest revenue increased 2.6% to $1.91 billion from $1.86 billion in 2023. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 28.7% to $21.5 million for the year ended December 31, 2024, from $16.7 million in 2023. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2024, other income increased 188.3% to $6.1 million from a loss of $6.9 million in 2023. The increase is primarily attributable an increase in investment gains over 2023.

Interest expense – For the year ended December 31, 2024, interest expense increased 21.6% to $942.8 million from $775.2 million in 2023. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

NON-INTEREST EXPENSES

For the year ended December 31, 2024, Global Wealth Management non-interest expenses increased 13.2% to $2.08 billion from $1.83 billion in 2023.

Compensation and benefits – For the year ended December 31, 2024, compensation and benefits expense increased 13.4% to $1.61 billion from $1.42 billion in 2023. The increase is primarily attributable to increased variable compensation from our continued recruiting efforts.

Compensation and benefits expense as a percentage of net revenues was 48.9% for the year ended December 31, 2024, compared to 46.4% in 2023. The increase is primarily as a result of the revenue mix across the segment.

Occupancy and equipment rental – For the year ended December 31, 2024, occupancy and equipment rental expense increased 5.8% to $175.4 million from $165.8 million in 2023. The increase is primarily attributable to higher data processing, occupancy, and furniture and equipment costs associated with an increase in business activity.

Communications and office supplies – For the year ended December 31, 2024, communications and office supplies expense increased 3.2% to $65.4 million from $63.3 million in 2023. The increase is primarily attributable to higher postage and shipping expenses and communication and quote equipment expenses associated with the continued growth of our business, partially offset by lower internet costs.

Commissions and floor brokerage – For the year ended December 31, 2024, commissions and floor brokerage expense increased 6.7% to $27.2 million from $25.5 million in 2023. The increase is primarily attributable to higher clearing expenses.

Provision for credit losses – For the year ended December 31, 2024, provision for credit losses increased 10.6% to $25.1 million from $22.7 million in 2023. Provision for credit losses was primarily impacted by loan growth and a deterioration in certain loans, partially offset by a slightly better macroeconomic forecast.

Other operating expenses – For the year ended December 31, 2024, other operating expenses increased 25.5% to $177.8 million from $141.7 million in 2023. The increase is primarily attributable to increases in litigation-related expense, professional fees, subscription expense, and travel and conference-related expenses, partially offset by lower insurance expense and bank service charges.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2024, income before income taxes decreased 0.6% to $1.21 billion from $1.22 billion in 2023. Profit margins (income before income taxes as a percent of net revenues) have decreased to 36.8% for the year ended December 31, 2024, from 39.9% in 2023. The profit margin was impacted by an increase in litigation-related expenses and provision for credit losses, as well as a change in the composition of revenue (lower net interest income).

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022

NET REVENUES

For the year ended December 31, 2023, Global Wealth Management net revenues increased 7.9% to $3.0 billion from $2.8 billion in 2022. The increase in net revenues is primarily attributable to increases in net interest income, asset management revenues, and principal transaction revenues, partially offset by lower commission revenues and investment banking revenues.

Commissions – For the year ended December 31, 2023, commission revenues decreased 6.1% to $444.9 million from $473.6 million in 2022. The decrease is primarily attributable to a decrease in equities trading and mutual funds revenue.

Principal transactions – For the year ended December 31, 2023, principal transactions revenues increased 7.2% to $209.3 million from $195.3 million in 2022.

Transactional revenues – For the year ended December 31, 2023, transactional revenues decreased 2.2% to $654.2 million from $668.9 million in 2023 as a result of a decrease in client activity amid uncertainty in the markets, partially offset by an increase in fixed income revenue as our rates business began to rebound in the fourth quarter from the weakness tied to the bank failures, higher rates, and an inverted yield curve.

Asset management – For the year ended December 31, 2023, asset management revenues increased 2.9% to $1.30 billion from $1.26 billion in 2022. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

The value of assets in fee-based accounts at December 31, 2023, increased 14.0% to $165.3 billion from $145.0 billion at December 31, 2022.

Interest revenue– For the year ended December 31, 2023, interest revenue increased 75.2% to $1.9 billion from $1.1 billion in 2022. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table below for additional information on Stifel Bancorp’s average balances and interest income and expense.

Investment banking – Investment banking decreased 14.5% to $16.7 million for the year ended December 31, 2023, from $19.5 million in 2022. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

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

Compensation and benefits – For the year ended December 31, 2023, compensation and benefits expense increased 3.4% to $1.42 billion from $1.37 billion in 2023. The increase is primarily attributable to increased variable compensation from our continued recruiting efforts.

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

Commissions and floor brokerage – For the year ended December 31, 2023, commissions and floor brokerage expense decreased 2.0% to $25.5 million from $26.0 million in 2023. The decrease is primarily attributable to lower clearing expenses.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2023, income before income taxes increased 13.9% to $1.2 billion from $1.1 billion in 2022. Profit margins (income before income taxes as a percent of net revenues) increased to 39.9% for the year ended December 31, 2023, from 37.8% in 2022. The improved profit margin is a result of strong revenue growth and our continued expense discipline, as well as a change in the composition of revenue (higher net interest income).

I. Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2024			December 31, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$2,045,304	$112,835	5.52%	$1,358,817	$74,486	5.48%
U.S. government agencies	2,390	50	2.11	2,359	49	2.10
State and municipal securities (tax-exempt) (1)	2,350	71	3.00	2,350	71	3.00
Mortgage-backed securities	993,619	26,368	2.65	963,414	21,355	2.22
Corporate fixed income securities	564,101	15,469	2.74	624,079	17,060	2.73
Asset-backed securities	6,210,508	442,176	7.12	6,143,333	428,664	6.98
Federal Home Loan Bank and other capital stock	65,553	3,454	5.27	62,517	2,602	4.16
Loans (2)
Securities-based loans	2,292,176	162,161	7.07	2,440,912	170,699	6.99
Commercial and industrial	3,734,097	323,531	8.66	4,491,531	378,277	8.42
Fund banking	3,458,175	273,907	7.92	4,256,903	323,120	7.59
Residential real estate	8,268,123	291,376	3.52	7,731,478	241,730	3.13
Commercial real estate	612,374	44,658	7.29	670,556	49,715	7.41
Home equity lines of credit	161,343	13,490	8.36	116,668	9,512	8.15
Construction and land	1,176,660	96,929	8.24	770,563	63,134	8.19
Other	50,389	2,925	5.80	49,577	3,193	6.44
Loans held for sale	486,261	41,071	8.45	210,446	13,628	6.48
Total interest-earning assets (3)	$30,123,423	$1,850,471	6.14%	$29,895,503	$1,797,295	6.01%
Cash and due from banks	20,633			9,127
Other non-interest-earning assets	194,409			140,958
Total assets	$30,338,465			$30,045,588
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,581,967	$814,527	3.18%	$24,967,085	$632,251	2.53%
Time deposits	114,681	5,995	5.23	2,535	75	2.95
Demand deposits	1,913,841	67,920	3.55	2,297,253	92,527	4.03
Savings	1,236	11	0.88	556	4	0.72
Federal Home Loan Bank advances	1	0	2.15	1,371	68	4.99
Other borrowings	82,315	5,891	7.16	19,076	1,725	9.04
Total interest-bearing liabilities (3)	$27,694,041	$894,344	3.23%	$27,287,876	$726,650	2.66%
Non-interest-bearing deposits	372,601			382,686
Other non-interest-bearing liabilities	141,080			153,543
Total liabilities	$28,207,722			$27,824,105
Stockholders’ equity	2,130,743			2,221,483
Total liabilities and stockholders’ equity	$30,338,465			$30,045,588
Net interest income/spread		$956,127	2.91%		$1,070,645	3.35%
Net interest margin			3.17%			3.58%

(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2022
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$603,840	$13,915	2.30%
U.S. government agencies	2,493	42	1.70
State and municipal securities (tax-exempt) (1)	2,361	49	2.06
Mortgage-backed securities	1,008,770	19,840	1.97
Corporate fixed income securities	724,184	19,627	2.71
Asset-backed securities	5,932,662	208,197	3.51
Federal Home Loan Bank and other capital stock	62,339	2,612	4.19
Loans (2)
Securities-based loans	2,879,651	106,758	3.71
Commercial and industrial	4,784,928	241,792	5.05
Fund banking	3,750,297	160,780	4.29
Residential real estate	6,517,911	175,545	2.69
Commercial real estate	649,663	28,937	4.45
Home equity lines of credit	98,120	4,627	4.72
Construction and land	508,676	24,624	4.84
Other	39,391	1,873	4.75
Loans held for sale	228,414	7,337	3.21
Total interest-earning assets (3)	$27,793,700	$1,016,555	3.66%
Cash and due from banks	15,954
Other non-interest-earning assets	117,016
Total assets	$27,926,670
Liabilities and stockholders’ equity:
Deposits:
Money market	$23,771,966	$125,816	0.53%
Time deposits	16,976	456	2.69
Demand deposits	1,327,711	18,812	1.42
Savings	53,751	1,552	2.89
Federal Home Loan Bank advances	238,508	4,094	1.72
Other borrowings	966	141	14.63
Total interest-bearing liabilities (3)	$25,409,878	$150,871	0.59%
Non-interest-bearing deposits	515,767
Other non-interest-bearing liabilities	108,896
Total liabilities	$26,034,541
Stockholders’ equity	1,892,129
Total liabilities and stockholders’ equity	$27,926,670
Net interest income/spread		$865,684	3.07%
Net interest margin			3.11%

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

For the year ended December 31, 2024, interest revenue for Stifel Bancorp of $1.9 billion was generated from weighted-average interest-earning assets of $30.1 billion at a weighted-average interest rate of 6.14%. For the year ended December 31, 2023, interest revenue for Stifel Bancorp of $1.8 billion was generated from weighted-average interest-earning assets of $29.9 billion at a weighted-average interest rate of 6.01%. For the year ended December 31, 2022, interest revenue for Stifel Bancorp of $1.0 billion was generated from weighted-average interest-earning assets of $27.8 billion at a weighted-average interest rate of 3.66%. Interest-earning assets principally consist of residential, commercial and industrial, fund banking, and securities-based loans, investment securities, and interest-bearing cash and federal funds sold.

For the year ended December 31, 2024, interest expense for Stifel Bancorp of $894.3 million was incurred from weighted-average interest-bearing liabilities of $27.7 billion at a weighted-average interest rate of 3.23%. For the year ended December 31, 2023, interest expense for Stifel Bancorp of $726.7 million was incurred from weighted-average interest-bearing liabilities of $27.3 billion at a weighted-average interest rate of 2.66%. For the year ended December 31, 2022, interest expense for Stifel Bancorp of $150.9 million was incurred from weighted-average interest-bearing liabilities of $25.4 billion at a weighted-average interest rate of 0.59%. Interest expense represents interest on customer money market accounts, time deposits, Federal Home Loan Bank advances, and other borrowings.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$37,869	$480	$38,349	$28,807	$31,764	$60,571
U.S. government agencies	1	—	1	(2)	9	7
State and municipal securities (tax-exempt)	—	—	—	(1)	23	22
Mortgage-backed securities	688	4,325	5,013	(830)	2,345	1,515
Corporate fixed income securities	(1,645)	54	(1,591)	(2,738)	171	(2,567)
Asset-backed securities	4,721	8,791	13,512	7,647	212,820	220,467
Federal Home Loan Bank and other capital stock	131	721	852	7	(17)	(10)
Loans
Securities-based loans	(10,551)	2,013	(8,538)	(13,273)	77,214	63,941
Commercial and industrial	(66,003)	11,257	(54,746)	(13,825)	150,310	136,485
Fund banking	(64,059)	14,846	(49,213)	24,215	138,125	162,340
Residential real estate	17,532	32,114	49,646	35,506	30,679	66,185
Commercial real estate	(4,254)	(803)	(5,057)	959	19,819	20,778
Home equity lines of credit	3,729	249	3,978	1,006	3,879	4,885
Construction and land	33,451	344	33,795	16,421	22,089	38,510
Other	53	(321)	(268)	557	763	1,320
Loans held for sale	22,273	5,170	27,443	(528)	6,819	6,291
	$(26,064)	$79,240	$53,176	$83,928	$696,812	$780,740
Interest expense:
Deposits:
Money market	$15,921	$166,355	$182,276	$6,639	$499,796	$506,435
Time deposits	5,819	101	5,920	(431)	50	(381)
Demand deposits	(14,371)	(10,236)	(24,607)	20,921	52,794	73,715
Savings	6	1	7	(880)	(668)	(1,548)
Federal Home Loan Bank advances	(44)	(24)	(68)	(8,424)	4,398	(4,026)
Other borrowings	4,446	(280)	4,166	1,617	(33)	1,584
	$11,777	$155,917	$167,694	$19,442	$556,337	$575,779

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

II. Investment in Debt Securities

The maturities and related weighted-average yields of our debt securities not carried at fair value at December 31, 2024, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Asset-backed securities	$—	$91,184	$3,063,278	$3,370,492	$6,524,954
Weighted-average yield (1)	0.00%	6.59%	6.56%	6.43%	6.49%
(1)
The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

III. Loan Portfolio

The following table presents the maturities of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

	Within 1 Year	1-5 Years	5-15 years	Over 15 Years	Total
Residential real estate	$—	$574	$670,844	$7,893,775	$8,565,193
Commercial and industrial	358,772	3,174,420	528,837	—	4,062,029
Fund banking	2,674,004	1,173,804	6,414	—	3,854,222
Securities-based loans	2,314,649	74,944	—	—	2,389,593
Construction and land	598,676	643,326	—	—	1,242,002
Commercial real estate	355,807	162,543	573	—	518,923
Home equity lines of credit	20,579	13,803	158,603	865	193,850
Other	31,345	22,587	—	1	53,933
	$6,353,832	$5,266,001	$1,365,271	$7,894,641	$20,879,745

The sensitivity of loans with maturities in excess of one year at December 31, 2024, is as follows (in thousands):

Variable or adjusted-rate loans
Residential real estate	$6,642,079
Commercial and industrial	3,292,861
Fund banking	1,180,218
Securities-based loans	68,874
Construction and land	643,326
Commercial real estate	151,616
Home equity lines of credit	173,271
Other	22,587
$12,174,832

Fixed-rate loans
Residential real estate	$1,923,114
Commercial and industrial	410,396
Fund banking	—
Securities-based loans	6,070
Construction and land	—
Commercial real estate	11,500
Home equity lines of credit	—
Other	1
$2,351,081

The following table presents the Company’s credit ratios, as well as the component of the ratio’s calculation, for the periods indicated (in thousands, except percentages):

	As of and for the year ending December 31,
	2024	2023	2022
Allowance for credit losses to total loans outstanding	0.81%	0.83%	0.72%
Allowance for credit losses	$170,044	$161,605	$147,853
Retained loans outstanding	$20,879,745	$19,441,467	$20,602,558
Nonaccrual loans to total loans outstanding	0.77%	0.22%	0.05%
Nonaccrual loans	$160,900	$42,366	$10,102
Retained loans outstanding	$20,879,745	$19,441,467	$20,602,558
Allowance for credit losses to nonaccrual loans	1.06x	3.83x	14.64x
Allowance for credit losses	$170,044	$161,605	$147,853
Nonaccrual loans	$160,900	$42,366	$10,102

The following table presents net charge-offs to average loans outstanding by major loan category for the year ended December 31, 2024 (in thousands, except percentages):

Residential real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$8,268,123
Commercial and industrial	0.29%
Net charge-off during the period	$10,688
Average amount outstanding	$3,734,097
Fund banking	0.00%
Net charge-off during the period	$—
Average amount outstanding	$3,458,175
Securities-based loans	0.00%
Net charge-off during the period	$—
Average amount outstanding	$2,292,176
Construction and land	0.57%
Net charge-off during the period	$6,760
Average amount outstanding	$1,176,660
Commercial real estate	0.28%
Net charge-off during the period	$1,690
Average amount outstanding	$612,374
Home equity lines of credit	0.00%
Net charge-off during the period	$—
Average amount outstanding	$161,343
Other	0.32%
Net charge-off during the period	$159
Average amount outstanding	$50,389
Total retained loans	0.10%
Net charge-off during the period	$19,297
Average amount outstanding	$19,753,337

Allocation of the Allowance for Loan Losses

The following is a breakdown of the allowance for loan losses by each major loan category at December 31, 2024 and 2023 (in thousands, except rates):

	December 31, 2024		December 31, 2023
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$92,698	19.5%	$67,077	18.3%
Construction and land	12,866	5.9	11,817	5.3
Residential real estate	11,061	41.0	13,855	41.4
Fund banking	10,792	18.5	10,173	18.7
Commercial real estate	8,057	2.5	21,386	3.4
Securities-based loans	2,917	11.4	3,035	11.9
Home equity lines of credit	317	0.9	371	0.7
Other	600	0.3	578	0.3
	$139,308	100.0%	$128,292	100.0%
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

IV. Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	December 31, 2024		December 31, 2023		December 31, 2022
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Non-interest bearing demand deposits	$372,601	*	$382,686	*	$515,767	*
Interest-bearing demand deposits	1,913,841	3.55%	2,297,253	4.03%	1,327,711	1.42%
Money Market and Savings deposits	25,583,203	3.18%	24,967,641	2.53%	23,825,717	0.53%
Time deposits	114,681	5.23%	2,535	2.95%	16,976	2.69%
Other	82,316	7.16%	20,447	8.77%	239,474	1.77%

* Not applicable.

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024	2023	2022
Revenues:
Commissions	$247,307	$228,648	$236,951	8.2%	(3.5)%	15.5%	18.6%	15.4%
Principal transactions	360,929	281,158	333,759	28.4	(15.8)	22.7	22.9	21.7
Transactional revenues	608,236	509,806	570,710	19.3	(10.7)	38.2	41.5	37.1
Capital raising	395,924	248,987	237,347	59.0	4.9	24.9	20.3	15.5
Advisory	577,432	465,588	714,623	24.0	(34.8)	36.3	38.0	46.5
Investment banking	973,356	714,575	951,970	36.2	(24.9)	61.2	58.3	62.0
Interest	34,782	24,025	25,430	44.8	(5.5)	2.2	2.0	1.7
Other income (1)	31,659	12,680	7,075	149.7	79.2	1.9	1.0	0.4
Total revenues	1,648,033	1,261,086	1,555,185	30.7	(18.9)	103.5	102.8	101.2
Interest expense	55,200	34,769	19,168	58.8	81.4	3.5	2.8	1.2
Net revenues	1,592,833	1,226,317	1,536,017	29.9	(20.2)	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	959,602	841,671	929,606	14.0	(9.5)	60.2	68.6	60.5
Occupancy and equipment rental	88,819	85,644	77,111	3.7	11.1	5.6	7.0	5.0
Communication and office supplies	105,586	100,831	95,103	4.7	6.0	6.6	8.2	6.2
Commissions and floor brokerage	35,665	32,886	31,769	8.5	3.5	2.2	2.7	2.1
Other operating expenses	179,761	163,185	148,296	10.2	10.0	11.4	13.3	9.7
Total non-interest expenses	1,369,433	1,224,217	1,281,885	11.9	(4.5)	86.0	99.8	83.5
Income before income taxes	$223,400	$2,100	$254,132	nm	(99.2)%	14.0%	0.2%	16.5%
(1)
Includes asset management revenues.

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

NET REVENUES

For the year ended December 31, 2024, Institutional Group net revenues increased 29.9% to $1.6 billion from $1.2 billion in 2023. The increase in net revenues is primarily attributable to higher capital-raising, advisory, and transactional revenues.

Commissions – For the year ended December 31, 2024, commission revenues increased 8.2% to $247.3 million from $228.6 million in 2023.

Principal transactions – For the year ended December 31, 2024, principal transactions revenues increased 28.4% to $360.9 million from $281.2 million in 2023.

Transactional revenues – For the year ended December 31, 2024, transactional revenues increased 19.3% to $608.2 million from $509.8 million in 2023.

For the year ended December 31, 2024, fixed income transactional revenues increased 27.4% to $393.0 million from $308.4 million in 2023. The increase in fixed income transactional revenues is primarily attributable to increased activity as a result of market volatility and higher trading gains.

For the year ended December 31, 2024, equity transactional revenues increased 6.9% to $215.2 million from $201.4 million in 2023. The increase in equity transactional revenues is primarily attributable to higher volumes.

Investment banking – For the year ended December 31, 2024, investment banking revenues increased 36.2% to $973.4 million from $714.6 million in 2023.

For the year ended December 31, 2024, capital-raising revenues increased 59.0% to $395.9 million from $249.0 million in 2023.

For the year ended December 31, 2024, equity capital-raising revenues increased 74.2% to $186.9 million from $107.3 million in 2023 driven by higher volumes.

For the year ended December 31, 2024, fixed income capital-raising revenues increased 47.6% to $209.0 million from $141.6 million in 2023. The increase is primarily attributable to an increase in our corporate debt issuance business.

For the year ended December 31, 2024, advisory revenues increased 24.0% to $577.4 million from $465.6 million in 2023. The increase is primarily attributable to higher levels of completed advisory transactions.

Interest income – For the year ended December 31, 2024, interest income increased 44.8% to $34.8 million from $24.0 million in 2023.

Other income – For the year ended December 31, 2024, other income increased 149.7% to $31.7 million from $12.7 million in 2023. The increase is primarily attributable to an increase in investment gains.

Interest expense – For the year ended December 31, 2024, interest expense increased 58.8% to $55.2 million from $34.8 million in 2023. The increase is primarily attributable to higher interest rates and an increase in inventory levels.

NON-INTEREST EXPENSES

For the year ended December 31, 2024, Institutional Group non-interest expenses increased 11.9% to $1.4 billion from $1.2 billion in 2023.

Compensation and benefits – For the year ended December 31, 2024, compensation and benefits expense increased 14.0% to $959.6 million from $841.7 million in 2023. The increase is driven by higher compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 60.2% for the year ended December 31, 2024, compared to 68.6% in 2023. The decrease is primarily attributable to revenue growth.

Occupancy and equipment rental – For the year ended December 31, 2024, occupancy and equipment rental expense increased 3.7% to $88.8 million from $85.6 million in 2023. The increase is attributable to higher furniture and equipment, repair and maintenance, and occupancy costs associated with continued investments in our business.

Communications and office supplies – For the year ended December 31, 2024, communications and office supplies expense increased 4.7% to $105.6 million from $100.8 million in 2023. The increase is primarily attributable to higher communication and quote expenses.

Commissions and floor brokerage – For the year ended December 31, 2024, commissions and floor brokerage increased 8.5% to $35.7 million from $32.9 million in 2023. The increase was primarily attributable to higher clearing expenses and ECN trading costs, partially offset by lower processing expenses.

Other operating expenses – For the year ended December 31, 2024, other operating expenses increased 10.2% to $179.8 million from $163.2 million in 2023. The increase is primarily attributable to higher investment banking transaction expenses, professional fees, and conference-related expenses, partially offset by lower litigation-related expenses, travel-related expenses, and taxes and licenses expense.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2024, income before income taxes for the Institutional Group segment increased to $223.4 million from $2.1 million in 2023. Profit margins (income before income taxes as a percentage of net revenues) have increased to 14.0% for the year ended December 31, 2024, from 0.2% in 2023 as a result of higher revenues.

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

Commissions and floor brokerage – For the year ended December 31, 2023, commissions and floor brokerage expense increased 3.5% to $32.9 million from $31.8 million in 2022. The increase was primarily attributable to higher ECN trading costs and processing expenses, partially offset by lower clearing expenses.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2023, income before income taxes for the Institutional Group segment decreased 99.2% to $2.1 million from $254.1 million in 2022. Profit margins (income before income taxes as a percentage of net revenues) decreased to 0.2% for the year ended December 31, 2023, from 16.5% in 2022 as a result of lower revenues and higher non-compensation operating expenses.

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

	For the Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net revenues	$93,527	$72,665	$29,556	28.7%	145.9%
Non-interest expenses:
Compensation and benefits:
Core business-related	318,647	265,550	248,936	20.0	6.7
Acquisition-related	32,832	32,150	39,114	2.1	(17.8)
Total compensation and benefits	351,479	297,700	288,050	18.1	3.4
Other operating expenses:
Core business-related	206,972	255,137	150,160	(18.9)	69.9
Acquisition-related	37,974	31,058	27,933	22.3	11.2
Total other operating expenses	244,946	286,195	178,093	(14.4)	60.7
Total non-interest expenses	596,425	583,895	466,143	2.1	25.3
Loss before income taxes	$(502,898)	$(511,230)	$(436,587)	(1.6)%	17.1%

For the year ended December 31, 2024, non-interest expenses increased 2.1% to $596.4 million from $583.9 million in 2023. The increase is primarily attributable to an increase in variable compensation and the recording of severance costs during 2024 associated with workforce reductions in certain subsidiaries, partially offset by lower provisions for legal and regulatory matters. During the year ended December 31, 2023, we recorded $67.0 million related to provisions for legal and regulatory matters.

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

For the year ended December 31, 2024, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 12.0% to $70.8 million from $63.2 million in 2023.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $39.9 billion at December 31, 2024, were up 5.7% over December 31, 2023. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2024, our liabilities were comprised primarily of deposits of $29.1 billion at Stifel Bancorp, accounts payable and accrued expenses of $0.7 billion, senior notes, net of debt issuance costs, of $0.6 billion, payables to customers of $468.8 million at our broker-dealer subsidiaries, and accrued employee compensation of $790.2 million. To meet our obligations to clients and operating needs, we had $12.9 billion of cash or assets readily convertible into cash at December 31, 2024.

Cash Flow

Cash and cash equivalents decreased $0.7 billion to $2.6 billion at December 31, 2024, from $3.4 billion at December 31, 2023. Operating activities provided cash of $490.4 million primarily due to net income recognized in 2024 adjusted for non-cash activities. Investing activities used cash of $2.3 billion due to investment securities purchases, the growth of our loan portfolio, fixed asset purchases, and cash used to fund acquisitions, partially offset by proceeds from the sale and maturity of securities in our investment portfolio. Financing activities provided cash of $980.1 million primarily due to the increase in bank deposits, securities sold under agreements to repurchase, and securities loans, partially offset by the repayment of the Company’s 4.25% Senior Notes, which matured in the third quarter of 2024, dividends paid on our common and preferred stock, repurchases of our common stock, and tax payments related to shares withheld for stock-based compensation.

Liquidity and Capital Resources

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events, such as those which occurred in the banking industry during fiscal 2024. In times of market stress or uncertainty, we generally maintain higher levels of capital and liquidity, including increased cash levels at our bank subsidiaries, to ensure we have adequate funding to support our business and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements, and conservative internal management targets.

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

As of December 31, 2024, we had $39.9 billion in assets, $12.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$2,648,308	$3,361,801
Receivables from brokers, dealers, and clearing organizations	486,465	414,144
Securities purchased under agreements to resell	528,976	349,849
Financial instruments owned at fair value	1,109,507	834,279
Available-for-sale securities at fair value	1,584,598	1,551,686
Held-to-maturity securities at amortized cost	6,524,954	5,888,798
Investments	30,785	23,189
Total cash and assets readily convertible to cash	$12,913,593	$12,423,746

As of December 31, 2024 and 2023, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2024		December 31, 2023
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$142,901	$—	$185,195	$—
Financial instruments owned at fair value	657,984	657,984	417,644	417,644
Investment portfolio (AFS & HTM)	—	3,019,850	—	2,076,717
	$800,885	$3,677,834	$602,839	$2,494,361

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2024, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2024, the maximum number of shares that may yet be purchased under this plan was 10.1 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At December 31, 2024, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2024, available cash and highly liquid investments comprised approximately 17% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.6 billion of cash and cash equivalents at December 31, 2024, compared to $3.4 billion at December 31, 2023. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.58 billion in available-for-sale investment securities at December 31, 2024, compared to $1.55 billion at December 31, 2023. As of December 31, 2024, the weighted-average life of the investment securities portfolio was approximately 1.3 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $27.1 billion and $24.1 billion at December 31, 2024 and 2023, respectively, which includes $17.1 billion and $14.5 billion, respectively, of client cash in our Smart Rate program. The increase in money market deposits in 2024 was primarily driven by elevated client interest in the Smart Rate program. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at December 31, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the year ended December 31, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the year ended December 31, 2024, on these advances was 2.15%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2024, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At December 31, 2024, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.7 billion at December 31, 2024, and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2024, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $4.7 billion with the Federal Reserve’s discount window at December 31, 2024. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $27.1 billion at December 31, 2024. At December 31, 2024, there was $29.0 billion in client money market and FDIC-insured product balances.

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

We believe our existing assets, a significant portion of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs. During 2024, the Company's received a credit rating upgraded from S&P Global Ratings to BBB, from BBB-, with a stable outlook.

Use of Capital Resources

On July 18, 2024, the Company’s 4.25% Senior Notes matured, resulting in the Company's decision to retire the $500.0 million outstanding balance given its significant liquidity position.

On August 1, 2024, the Company acquired Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposit and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. Consideration for this acquisition consisted of cash from operations.

The Company’s Board of Directors approved a 10% increase in the quarterly dividend to $0.46 per common share starting in the first quarter of 2025.

During the year ended December 31, 2024, we repurchased $144.0 million, or 1.7 million shares, at an average price of $83.42 per share.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations, and other contractual arrangements. See Notes 13 and 20 of the Notes to the Consolidated Financial Statements for information regarding our certificates of deposit and lease obligations, respectively. We have entered into investment commitments, lending commitments, and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 24 of the Notes to Consolidated Financial Statements for additional information.

The following table summarizes the activity related to our company’s note receivable from January 1, 2023 to December 31, 2024 (in thousands):

	2024	2023
Beginning balance – January 1	$683,486	$654,112
Notes issued – organic growth	91,786	170,367
Restricted cash issued	67,251	4,695
Amortization	(154,182)	(145,227)
Other	(6,145)	(461)
Ending balance – December 31	$682,196	$683,486

We have paid $91.8 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2024. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2025, 2026, 2027, 2028, 2029, and thereafter, is $162.6 million, $126.4 million, $107.7 million, $94.3 million, $65.8 million, and $125.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We provide compensation to existing employees in the form of cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period of five years. We paid $67.3 million of restricted cash awards during the year ended December 31, 2023. At December 31, 2024, there was $57.7 million of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statement of financial condition, which is expected to amortized over a weighted-average period of 4.2 years.

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

At December 31, 2024, the total number of restricted stock units, Performance-based Restricted Stock Units (“PRSUs”), and restricted stock awards outstanding was 13.0 million, of which 11.5 million were unvested. At December 31, 2024, there was approximately $669.6 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.5 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the years ended December 31, 2025, 2026, 2027, 2028, 2029, and thereafter, is $222.3 million, $182.7 million, $122.6 million, $73.4 million, $33.4 million, and $35.2 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2024, Stifel had net capital of $449.5 million, which was 37.4% of aggregate debit items and $425.5 million in excess of its minimum required net capital. At December 31, 2024, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2024, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2024, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At December 31, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

In our loss forecasting framework, we incorporate forward-looking information using macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads, and long-term interest rate forecasts. To estimate losses for contractual periods that extend beyond the forecast horizon, we revert to an average historical loss experience. As any one economic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, and industry trends. The reserve for unfunded lending commitments is estimated using the same scenarios, models, and economic data as the loan portfolio.

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

As described above, the process to determine the allowance for credit losses requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the allowance for credit losses. Our process for determining the allowance for credit losses is discussed in Note 2 of the Notes to Consolidated Financial Statements.

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

Goodwill for certain acquisitions is deductible for tax purposes. The amortization of goodwill for tax purposes creates a cash tax savings due to a reduction in the current taxes payable. We have recorded cash tax savings for the year ending December 31, 2024, of $11.0 million and anticipate cumulative future cash savings of $82.4 million as of result of the tax amortization of goodwill.

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

Dilution

As of December 31, 2024, there were 13,011,376 outstanding restricted stock units, PRSUs, and restricted stock awards. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next one to two years. Of the outstanding restricted stock units, PRSUs, and restricted stock awards, 1,478,845 shares are currently vested and 11,532,531 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,818,608 shares under these awards will be distributed in 2025, 2,505,040 will vest in 2026, 2,185,804 will vest in 2027, and the balance of 4,023,079 will be distributed thereafter.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2024, and the daily VaR at December 31, 2024 and 2023 (in thousands):

	December 31, 2024			VaR Calculation at December 31,
	High	Low	Daily Average	2024	2023
Daily VaR	$16,114	$5,259	$9,703	$8,563	$6,464

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

The following table illustrates the estimated change in net interest income at December 31, 2024, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	3.4%
+100	1.8
0	—
-100	(1.2)
-200	(3.6)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2024 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,746,379	$545,456	$4,892,759	$3,109,357
Securities	6,625,933	330,650	544,459	904,481
Interest-bearing cash	1,431,315	—	—	—
	$20,803,627	$876,106	$5,437,218	$4,013,838
Interest-bearing liabilities:
Transaction accounts and savings	$28,608,776	$—	$—	$—
Certificates of deposit	196,630	6,951	—	—
Borrowings	—	—	—	—
	$28,805,406	$6,951	$—	$—
GAP	(8,001,779)	869,155	5,437,218	4,013,838
Cumulative GAP	$(8,001,779)	$(7,132,624)	$(1,695,406)	$2,318,432

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.0 billion and the fair value of the collateral that had been sold or repledged was $580.2 million.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including, but not limited to, employee theft and fraud, accounting errors, systems and technology breakdowns, regulatory and legal failures, or business interruptions and disasters. See “Item 1A – Risk Factors” of this Form 10-K for additional discussion of operational risks.

We operate different businesses in diverse markets and are reliant on the ability of our associates and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by associates, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our company. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

Regulatory and Legal Risk

Legal risk includes the risk of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 3 – Legal Proceedings” of this Form 10-K for additional discussion of our legal proceedings. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiaries are subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the FCA in the United Kingdom. Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the CIRO. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. When acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

Description of the Matter

The Company’s loans held for investment portfolio totaled $20.7 billion as of December 31, 2024 and the associated allowance for credit losses (ACL) was $170.0 million, which includes the allowance for loan losses of $139.3 million and the reserve for unfunded lending commitments of $30.7 million. The loans held for investment portfolio and associated ACL is comprised of commercial loans (as defined as commercial and industrial, commercial real estate, fund banking, and construction and land) and consumer loans (as defined as residential real estate, securities-based loans, home equity lines of credit and other). As discussed above and in Notes 2 and 8 to the consolidated financial statements, the ACL is calculated using: quantitative methods that rely on a variety of factors, such as historical loss experience derived from proxy data, the current credit quality of the portfolio and incorporating forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the asset and qualitative reserves for factors that are not adequately reflected in the quantitative models. Management considers various factors, as well as uncertainty inherent in the quantitative models, when assessing its qualitative reserves, including, but not limited to: model imprecision, imprecision in the macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts.

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

St. Louis, Missouri

February 26, 2025

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$2,648,308	$3,361,801
Cash segregated for regulatory purposes	29,895	162,048
Receivables:
Brokerage clients, net	897,363	841,507
Brokers, dealers, and clearing organizations	486,465	414,144
Securities purchased under agreements to resell	528,976	349,849
Financial instruments owned, at fair value	1,169,008	918,741
Available-for-sale securities, at fair value	1,584,598	1,551,686
Held-to-maturity securities, at amortized cost	6,524,954	5,888,798
Loans:
Held for investment, net	20,731,796	19,305,805
Held for sale, at lower of cost or market	578,980	423,999
Investments, at fair value	75,358	91,105
Fixed assets, net	193,156	191,528
Operating lease right-of-use assets, net	809,174	778,216
Goodwill	1,395,218	1,388,243
Intangible assets, net	113,574	133,279
Loans and advances to financial advisors and other employees, net	682,196	683,486
Deferred tax assets, net	152,378	121,522
Other assets	1,294,143	1,121,703
Total assets	$39,895,540	$37,727,460
Liabilities
Payables:
Brokerage clients	$468,773	$734,821
Brokers, dealers, and clearing organizations	215,249	231,736
Drafts	126,770	117,688
Securities sold under agreements to repurchase	580,170	417,644
Bank deposits	29,102,227	27,334,579
Financial instruments sold, but not yet purchased, at fair value	646,271	497,741
Accrued compensation	790,194	585,612
Lease liabilities, net	867,426	825,529
Accounts payable and accrued expenses	735,072	512,050
Senior notes, net	616,618	1,115,629
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	34,208,770	32,433,029
Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock − $0.15 par value; authorized 194,000,000 shares; issued 111,662,571 and 111,662,321 shares, respectively	16,749	16,749
Additional paid-in-capital	1,895,568	1,905,097
Retained earnings	3,794,609	3,398,610
Accumulated other comprehensive loss	(75,638)	(74,326)
Treasury stock, at cost, 9,491,204 and 10,600,793 shares, respectively	(629,518)	(636,699)
Total equity	5,686,770	5,294,431
Total liabilities and equity	$39,895,540	$37,727,460

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenues:
Commissions	$756,024	$673,597	$710,589
Principal transactions	604,564	490,440	529,033
Investment banking	994,831	731,255	971,485
Asset management	1,536,674	1,299,496	1,262,919
Interest	2,016,464	1,955,745	1,099,115
Other income	43,129	8,747	19,685
Total revenues	5,951,686	5,159,280	4,592,826
Interest expense	981,366	810,336	201,387
Net revenues	4,970,320	4,348,944	4,391,439
Non-interest expenses:
Compensation and benefits	2,916,229	2,554,581	2,586,232
Occupancy and equipment rental	362,402	339,322	313,247
Communications and office supplies	194,382	184,652	175,135
Commissions and floor brokerage	62,823	58,344	57,752
Provision for credit losses	25,402	24,999	33,506
Other operating expenses	480,638	480,354	340,451
Total non-interest expenses	4,041,876	3,642,252	3,506,323
Income before income tax expense	928,444	706,692	885,116
Provision for income taxes	197,065	184,156	222,961
Net income	731,379	522,536	662,155
Preferred dividends	37,281	37,281	37,281
Net income available to common shareholders	$694,098	$485,255	$624,874

Earnings per common share:
Basic	$6.67	$4.55	$5.74
Diluted	$6.25	$4.28	$5.32

Cash dividends declared per common share	$1.68	$1.44	$1.20

Weighted-average number of common shares outstanding:
Basic	104,066	106,661	108,848
Diluted	110,975	113,453	117,540

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$731,379	$522,536	$662,155
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (2)	4,713	38,180	(177,731)
Foreign currency translation adjustment, net of tax (3)	(6,025)	5,454	55,053
Total other comprehensive income/(loss), net of tax	(1,312)	43,634	(122,678)
Comprehensive income	$730,067	$566,170	$539,477

(1)
Net of a tax benefit of $0.4 million, tax expense of $15.4 million, and tax benefit of $41.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)
There were no reclassifications to earnings for the year ended December 31, 2024. Net of reclassifications to earnings of realized losses of $5.6 million for the year ended December 31, 2023. There were no reclassifications to earnings for the year ended December 31, 2022.
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

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$685,000	$685,000	$685,000
Issuance of preferred stock	—	—	—
Balance, end of year	685,000	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of year	16,749	16,749	16,749
Issuance of common stock	—	—	—
Balance, end of year	16,749	16,749	16,749
Additional paid-in-capital:
Balance, beginning of year	1,905,097	1,928,069	1,922,382
Unit amortization, net of forfeitures	157,891	149,088	150,408
Distributions under employee plans	(167,808)	(172,154)	(144,658)
Other	388	94	(63)
Balance, end of year	1,895,568	1,905,097	1,928,069
Retained earnings:
Balance, beginning of year	3,398,610	3,169,095	2,757,208
Net income	731,379	522,536	662,155
Dividends declared:
Common	(194,817)	(172,985)	(148,694)
Preferred	(37,281)	(37,281)	(37,281)
Distributions under employee plans	(103,724)	(83,135)	(65,415)
Other	442	380	1,122
Balance, end of year	3,794,609	3,398,610	3,169,095
Accumulated other comprehensive income/(loss):
Balance, beginning of year	(74,326)	(117,960)	4,718
Unrealized gains/(losses) on securities, net of tax	4,713	38,180	(177,731)
Foreign currency translation adjustment, net of tax	(6,025)	5,454	55,053
Balance, end of year	(75,638)	(74,326)	(117,960)
Treasury stock, at cost:
Balance, beginning of year	(636,699)	(352,482)	(351,098)
Distributions under employee plans	151,278	159,659	104,447
Common stock repurchased	(144,097)	(443,876)	(105,831)
Balance, end of year	(629,518)	(636,699)	(352,482)
Total Shareholders’ Equity	$5,686,770	$5,294,431	$5,328,471

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$731,379	$522,536	$662,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,398	60,533	50,615
Amortization of loans and advances to financial advisors and other employees	154,182	145,227	132,012
Amortization of premium on investment portfolio	8,732	9,871	12,156
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	25,402	24,999	33,506
Amortization of intangible assets	23,568	20,929	19,595
Deferred income taxes	(30,638)	15,968	12,693
Stock-based compensation	153,762	140,263	135,505
Unrealized (gains)/losses on investments	(88)	(460)	11,892
Gain on sale of leased aircraft engines	(46,484)	(4,146)	—
Other, net	(12,238)	6,718	8,852
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	(55,856)	82,878	228,492
Brokers, dealers, and clearing organizations	(71,336)	5,341	156,165
Securities purchased under agreements to resell	(179,127)	(1,687)	231,704
Financial instruments owned, including those pledged	(216,060)	(131,576)	425,252
Loans originated as held for sale	(2,083,024)	(995,084)	(576,153)
Proceeds from loans held for sale	2,114,640	864,996	593,086
Loans and advances to financial advisors and other employees, net	(158,082)	(181,583)	(132,384)
Other assets	3,431	(107,859)	(66,020)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(266,048)	(35,515)	(201,588)
Brokers, dealers, and clearing organizations	(59,721)	43,060	(81,661)
Drafts	9,082	15,476	(20,405)
Financial instruments sold, but not yet purchased	114,323	12,582	(301,333)
Other liabilities and accrued expenses	268,240	(14,139)	(176,721)
Net cash provided by operating activities	$490,437	$499,328	$1,157,415

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, maturities, and sales of available-for-sale securities	$273,800	$138,216	$330,049
Calls and principal paydowns of held-to-maturity securities	2,190,885	101,240	114,741
Sale or maturity of investments	4,438	15,694	20,753
Sale of leased aircraft engines	69,916	—	—
Decrease/(increase) in loans held for investment, net	(1,617,763)	1,002,320	(3,822,654)
Payments for:
Purchase of available-for-sale securities	(309,329)	(19,635)	(103,339)
Purchase of held-to-maturity securities	(2,827,324)	—	(754,306)
Purchase of investments	(12,532)	(29,257)	(15,551)
Purchase of fixed assets	(73,788)	(51,976)	(82,327)
Acquisitions, net of cash received	(8,465)	(111,958)	(11,903)
Net cash provided by/(used in) investing activities	(2,310,162)	1,044,644	(4,324,537)
Cash Flows From Financing Activities:
Increase/(decrease) in securities sold under agreements to repurchase	162,526	205,633	(173,517)
Increase in bank deposits, net	1,767,648	217,468	3,836,763
Increase/(decrease) in securities loaned	43,234	67,588	(81,114)
Tax payments related to shares withheld for stock-based compensation plans	(120,962)	(94,387)	(102,546)
Repayment of senior notes	(500,000)	—	—
Repurchase of common stock	(144,097)	(443,876)	(105,831)
Cash dividends on preferred stock	(37,281)	(37,281)	(37,281)
Cash dividends paid to common stock and equity-award holders	(190,002)	(162,984)	(133,747)
Payment of contingent consideration	(962)	(6,740)	(11,313)
Net cash provided by/(used in) financing activities	980,104	(254,579)	3,191,414
Effect of exchange rate changes on cash	(6,025)	5,454	55,053
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	(845,646)	1,294,847	79,345
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	3,523,849	2,229,002	2,149,657
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$2,678,203	$3,523,849	$2,229,002

Cash and cash equivalents	$2,648,308	$3,361,801	$2,199,985
Cash segregated for regulatory purposes	29,895	162,048	29,017
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,678,203	$3,523,849	$2,229,002

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$995,530	$821,741	$220,851
Cash paid for income taxes, net of refunds	$232,948	$183,815	$217,133
Noncash investing and financing activities:
Unit grants, net of forfeitures	$166,595	$188,641	$194,741

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Company”), through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, the United Kingdom, and Canada, with a growing presence in Europe. Our company’s principal customers are individual investors, corporations, municipalities, and institutions. We have organized our operations into three reportable segments: Global Wealth Management, Institutional Group, and Other. See Note 26 for additional information on segment reporting.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2024.

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

Bank Loans, Net

We classify loans based on our investment strategy and management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, including economic, liquidity, and capital conditions. The accounting and measurement framework for loans differs depending on the loan classification. The classification criteria and accounting and measurement framework for loans held for investment and loans held for sale are described below.

Loans Held for Investment

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

Loans Held for Sale

Certain residential mortgage loans originated and intended for sale in the secondary market due to their fixed interest rate terms are carried at the lower of cost or estimated fair value. The fair values of the residential mortgage loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

We purchase the guaranteed portions of Small Business Administration (“SBA”) loans and account for these loans at the lower of cost or estimated fair value. We then aggregate SBA loans with similar characteristics into pools for securitization and sell these pools in the secondary market. Individual SBA loans may be sold prior to securitization. The fair values of the SBA loans which have not yet been securitized are determined based upon their committed sales price, third-party price quotes, or are determined using a third-party pricing service. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

Once the SBA loans are securitized into a pool, the respective securities are classified as trading instruments based on our intention to sell the securities and are carried at fair value. Sales of the securitizations are accounted for as of settlement date, which is the date we have surrendered control over the transferred assets. We do not retain any interest in the securitizations once they are sold.

Gains and losses on sales of residential mortgage loans held for sale, SBA loans that are not part of a securitized pool, and corporate loans transferred from the held for investment portfolio, are included as a component of other income in the consolidated statements of operations.

Unfunded Lending Commitments

We have outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance-sheet financial instruments such as revolving lines of credit, standby letters of credit, and loan purchases. Our policy is generally to require customers to pledge collateral at the time of closing. The amount of collateral pledged, if it is deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral securing unfunded lending commitments varies but may include assets such as marketable securities, accounts receivable, inventory, real estate, and income-producing commercial properties.

In the normal course of business, we issue or participate in the issuance of standby letters of credit whereby we provide an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. If a letter of credit is drawn down, we would pursue repayment from the party under the existing borrowing relationship or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit.

Loan Modifications

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy, or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. See the Nonperforming Loans section below for information on our nonaccrual policies.

Prior to the adoption of ASU 2022-02 on October 1, 2023, loan modifications to borrowers experiencing financial difficulty, where such loans were restructured in a manner that granted a concession that would not normally be granted, were deemed to be troubled debt restructurings (“TDRs”). Such loans were subject to our nonaccrual policies.

Nonperforming Loans

Nonperforming loans include those loans which have been placed on nonaccrual status and any accruing loans which are 90 days or more past due and in the process of collection.

Loans of all classes are generally placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off against interest income and accretion of the net deferred loan origination fees ceases.

Most loans are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months. However, corporate loans that have been partially charged off generally remain on nonaccrual status until such loans are fully repaid or sold.

Bank Loan Charge-Off Policies

Corporate loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan’s current credit risk. When we determine that it is likely that a corporate loan will not be collected in full, the loan is evaluated for a potential write down of the carrying value. After consideration of a number of factors, including the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the loan deemed to be a confirmed loss, if any, is charged off. For collateral-dependent loans secured by real estate, the amount of the loan considered a confirmed loss and charged off is generally equal to the difference between the recorded investment in the loan and the collateral’s appraised value less estimated costs to sell. For commercial and industrial loans, we evaluate all sources of repayment to arrive at the amount considered to be a loss and charged off.

Corporate banking and credit risk managers also meet regularly to review criticized loans (i.e., loans that are rated special mention or worse as defined by bank regulators). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

Substantially all residential mortgage loans over 60 days past due are reviewed to determine loan status, collection strategy and charge-off recommendations. Charge-offs are typically considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for credit losses for the difference between the loan amount and the amount that we estimate will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. We predominantly use broker price opinions for these valuations. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained to determine if further charge-offs are necessary.

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

In our loss forecasting framework, we incorporate forward-looking information using macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads, and long-term interest rate forecasts. To estimate losses for contractual periods that extend beyond the forecast horizon, we revert to an average historical loss experience. As any one economic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, and industry trends. The reserve for unfunded lending commitments is estimated using the same scenarios, models, and economic data as the loan portfolio.

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

Aircraft Engines Held for Operating Lease

Aircraft engines held for operating lease are stated at cost, less accumulated depreciation and are included in fixed assets, net in the consolidated statements of financial condition. Certain costs incurred in connection with the acquisition of aircraft engines are capitalized as part of the cost of such assets. Major overhauls paid for by our company, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. The cost of overhauls of aircraft engines under long-term leases, for which the lessee is responsible for maintenance during the period of the lease, are paid for by the lessee or from reimbursable maintenance reserves paid to our company in accordance with the lease and are not capitalized.

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

When performing a quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the goodwill impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount. The carrying value of each reporting unit is determined based on the capital allocated to the reporting unit. The estimated fair value of the reporting units is derived based on valuation techniques we believe market participants would use. The estimated fair values are generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies for goodwill impairment testing. The Company performed impairment testing on October 1, 2024, with no impairment charges resulting from the annual impairment test.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees, management primarily considers our historical collection experience as well as other factors, including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. The aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $31.7 million and $26.8 million at December 31, 2024 and 2023, respectively.

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

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives, and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. At December 31, 2024, the right-of-use assets are included in operating lease right-of-use assets, net with the corresponding lease liabilities included in lease liabilities, net in the consolidated statements of financial condition. See Note 20 for information about operating leases.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. See Note 25 for additional information regarding income taxes.

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

Recently Issued Accounting Guidance

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The accounting update is effective for annual periods beginning after December 15, 2024 (January 1, 2025 for our company), with early adoption permitted. We are currently assessing the updated guidance; however, it is not expected to have a material impact to our consolidated financial statements.

Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03(“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (January 1, 2027 for our company), and interim periods within fiscal years beginning after December 15, 2027, and may be applied either on a prospective or retrospective basis. We are evaluating the impact of the accounting update on our disclosures.

Recently Adopted Accounting Guidance

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

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance requires us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The accounting update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the accounting update did not have a material impact on our consolidated financial statements. See Note 26 for additional information on segment reporting.

NOTE 3 – Acquisitions

CB Resource and Finance 500

On August 1, 2024, the Company acquired Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”), which operate as strategic partners under common ownership. Finance 500 is a brokerage and investment services provider focused on underwriting FDIC-insured Certificates of Deposit and fixed income securities trading. CBR integrates ERM, strategic and capital plan solutions, and industry analytics through its fully integrated tech-enabled platform. Consideration for this acquisition consisted of cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $6.8 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of customer relationships, acquired technology, trade name, and non-compete agreements with an acquisition-date fair value of $4.5 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the CBR and Finance 500 businesses. Goodwill will not be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of CBR and Finance 500 have been included in our results prospectively from the date of acquisition.

Sierra Pacific Securities, LLC

On August 1, 2023, the Company acquired Sierra Pacific Securities, LLC (“Sierra Pacific”), an algorithmic trading-focused, fixed income market-making firm. Consideration for this acquisition consisted of cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $6.8 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of acquired technology and non-compete agreements with an acquisition-date fair value of $18.1 million.

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

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2024 and 2023, included (in thousands):

	December 31,
	2024	2023
Deposits paid for securities borrowed	$269,831	$215,368
Receivable from clearing organizations	201,748	178,991
Securities failed to deliver	14,886	19,785
	$486,465	$414,144

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2024 and 2023, included (in thousands):

	December 31,
	2024	2023
Deposits received from securities loaned	$178,928	$135,693
Securities failed to receive	25,010	91,636
Payable to clearing organizations	11,311	4,407
	$215,249	$231,736

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2024		December 31, 2023
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$29,277	$19,509	$24,261	$14,454
Money market funds	1,932	—	4,706	—
Mutual funds	574	—	3,632	—
Private equity funds	344	—	368	1,181
Total	$32,127	$19,509	$32,967	$15,635

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities and corporate equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income securities, U.S. government agency securities, sovereign debt, state and municipal securities, and asset-backed securities, included in other in the table below.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, are presented below (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$20,045	$20,045	$—	$—
U.S. government agency securities	149,479	—	149,479	—
Agency mortgage-backed securities	262,629	—	262,629	—
Asset-backed securities	113,033	—	111,999	1,034
Corporate securities:
Fixed income securities	274,207	507	273,700	—
Equity securities	50,787	50,472	315	—
State and municipal securities	229,342	—	229,342	—
Other (1)	69,486	—	11,019	58,467
Total financial instruments owned	1,169,008	71,024	1,038,483	59,501
Available-for-sale securities:
U.S. government agency securities	2,266	—	2,266	—
State and municipal securities	2,349	—	2,349	—
Mortgage-backed securities:
Agency	921,563	—	921,563	—
Commercial	67,956	—	67,956	—
Non-agency	199	—	199	—
Corporate fixed income securities	463,992	—	463,992	—
Asset-backed securities	126,273	—	126,273	—
Total available-for-sale securities	1,584,598	—	1,584,598	—
Investments:
Corporate equity securities	30,227	14,661	1	15,565
Auction rate securities	558	—	—	558
Other (2)	14,378	30	—	14,348
Investments in funds and partnerships measured at NAV	30,195
Total investments	75,358	14,691	1	30,471
Derivative contracts (3)	110,814	—	110,814	—
Subtotal	2,939,778	85,715	2,733,896	89,972
Cash equivalents measured at NAV	1,932
Total assets at fair value on a recurring basis	$2,941,710	$85,715	$2,733,896	$89,972
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Primarily includes private company investments.
(3)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$370,373	$370,373	$—	$—
Agency mortgage-backed securities	65,946	—	65,946	—
Corporate securities:
Fixed income securities	174,425	—	174,425	—
Equity securities	34,437	34,437	—	—
Other (4)	1,090	—	—	1,090
Total financial instruments sold, but not yet purchased	646,271	404,810	240,371	1,090
Derivative contracts (5)	110,825	—	110,825	—
Total liabilities at fair value on a recurring basis	$757,096	$404,810	$351,196	$1,090
(4)
Includes syndicated loans.
(5)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, are presented below (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$32,411	$32,411	$—	$—
U.S. government agency securities	106,634	—	106,634	—
Agency mortgage-backed securities	159,903	—	159,903	—
Asset-backed securities	19,604	—	18,106	1,498
Corporate securities:
Fixed income securities	237,671	210	237,461	—
Equity securities	52,520	52,158	362	—
State and municipal securities	223,155	—	223,155	—
Other (1)	86,843	—	3,879	82,964
Total financial instruments owned	918,741	84,779	749,500	84,462
Available-for-sale securities:
U.S. government agency securities	2,219	—	2,219	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	746,170	—	746,170	—
Commercial	66,671	—	66,671	—
Non-agency	261	—	261	—
Corporate fixed income securities	556,161	—	556,161	—
Asset-backed securities	177,853	—	177,853	—
Total available-for-sale securities	1,551,686	—	1,551,686	—
Investments:
Corporate equity securities	22,406	10,313	215	11,878
Auction rate securities	783	—	—	783
Other (2)	39,655	73	115	39,467
Investments in funds and partnerships measured at NAV	28,261
Total investments	91,105	10,386	330	52,128
Derivative contracts (3)	118,668	—	118,668	—
Subtotal	2,680,200	95,165	2,420,184	136,590
Cash equivalents measured at NAV	4,706
Total assets at fair value on a recurring basis	$2,684,906	$95,165	$2,420,184	$136,590
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Primarily includes private company investments.
(3)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$273,653	$273,653	$—	$—
U.S. government agency securities	4,924	—	4,924	—
Agency mortgage-backed securities	52,664	—	52,664	—
Corporate securities:
Fixed income securities	138,359	—	138,359	—
Equity securities	21,576	21,576	—	—
Other (4)	6,565	—	2,729	3,836
Total financial instruments sold, but not yet purchased	497,741	295,229	198,676	3,836
Derivative contracts (5)	118,651	—	118,651	—
Total liabilities at fair value on a recurring basis	$616,392	$295,229	$317,327	$3,836
(4)
Includes syndicated loans, state and municipal securities, and asset-backed securities.
(5)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2023	$1,498	$82,964	$11,878	$783	$39,467
Unrealized gains/(losses)	—	1,673	3,687	-	(119)
Realized gains/(losses)	1,542	(3,252)	—	—	—
Purchases	—	54,335	—	—	—
Sales	—	(49,810)	—	—	—
Redemptions	(2,006)	(25,718)	—	(225)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(1,725)	—	—	(25,000)
Net change	(464)	(24,497)	3,687	(225)	(25,119)
Balance at December 31, 2024	$1,034	$58,467	$15,565	$558	$14,348

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

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the years ended December 31, 2024 and 2023, relating to Level 3 assets still held at December 31, 2024, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2024 and 2023, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,648,308	$2,648,308	$3,361,801	$3,361,801
Cash segregated for regulatory purposes	29,895	29,895	162,048	162,048
Securities purchased under agreements to resell	528,976	528,976	349,849	349,849
Financial instruments owned	1,169,008	1,169,008	918,741	918,741
Available-for-sale securities	1,584,598	1,584,598	1,551,686	1,551,686
Held-to-maturity securities	6,524,954	6,547,647	5,888,798	5,852,176
Bank loans	20,731,796	20,229,458	19,305,805	18,259,923
Loans held for sale	578,980	578,980	423,999	423,999
Investments	75,358	75,358	91,105	91,105
Derivative contracts (1)	110,814	110,814	118,668	118,668
Financial liabilities:
Securities sold under agreements to repurchase	$580,170	$580,170	$417,644	$417,644
Bank deposits	29,102,227	27,164,580	27,334,579	25,326,174
Financial instruments sold, but not yet purchased	646,271	646,271	497,741	497,741
Senior notes	616,618	561,851	1,115,629	1,041,217
Debentures to Stifel Financial Capital Trusts	60,000	58,788	60,000	55,507
Derivative contracts (2)	110,825	110,825	118,651	118,651
(1)
Included in other assets in the consolidated statements of financial condition.
(2)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values of financial instruments not measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,646,376	$2,646,376	$—	$—
Cash segregated for regulatory purposes	29,895	29,895	—	—
Securities purchased under agreements to resell	528,976	—	528,976	—
Held-to-maturity securities	6,547,647	—	6,474,140	73,507
Bank loans	20,229,458	—	20,229,458	—
Loans held for sale	578,980	—	578,980	—
Financial liabilities:
Securities sold under agreements to repurchase	$580,170	$—	$580,170	$—
Bank deposits	27,164,580	—	27,164,580	—
Senior notes	561,851	561,851	—	—
Debentures to Stifel Financial Capital Trusts	58,788	—	—	58,788

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$3,357,095	$3,357,095	$—	$—
Cash segregated for regulatory purposes	162,048	162,048	—	—
Securities purchased under agreements to resell	349,849	—	349,849	—
Held-to-maturity securities	5,852,176	—	5,758,130	94,046
Bank loans	18,259,923	—	18,259,923	—
Loans held for sale	423,999	—	423,999	—
Financial liabilities:
Securities sold under agreements to repurchase	$417,644	$—	$417,644	$—
Bank deposits	25,326,174	—	25,326,174	—
Senior notes	1,041,217	1,041,217	—	—
Debentures to Stifel Financial Capital Trusts	55,507	—	—	55,507

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2024 and 2023.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2024 and 2023 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2024 and 2023 approximate fair value due to the short-term nature.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Financial instruments owned:
U.S. government securities	$20,045	$32,411
U.S. government agency securities	149,479	106,634
Agency mortgage-backed securities	262,629	159,903
Asset-backed securities	113,033	19,604
Corporate securities:
Fixed income securities	274,207	237,671
Equity securities	50,787	52,520
State and municipal securities	229,342	223,155
Other (1)	69,486	86,843
	$1,169,008	$918,741
Financial instruments sold, but not yet purchased:
U.S. government securities	$370,373	$273,653
Agency mortgage-backed securities	65,946	52,664
Corporate securities:
Fixed income securities	174,425	138,359
Equity securities	34,437	21,576
Other (2)	1,090	11,489
	$646,271	$497,741
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Includes syndicated loans, U.S. government agency securities, sovereign debt, state and municipal securities, and asset-backed securities.

At December 31, 2024 and 2023, financial instruments owned in the amount of $597.0 million and $303.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,407	$—	$(141)	$2,266
State and municipal securities	2,350	—	(1)	2,349
Mortgage-backed securities:
Agency	1,045,344	334	(124,115)	921,563
Commercial	69,430	—	(1,474)	67,956
Non-agency	206	—	(7)	199
Corporate fixed income securities	507,824	—	(43,832)	463,992
Asset-backed securities	127,148	202	(1,077)	126,273
	$1,754,709	$536	$(170,647)	$1,584,598
Held-to-maturity securities (2)
Asset-backed securities	$6,524,954	$26,498	$(3,805)	$6,547,647

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,376	$5	$(162)	$2,219
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	855,456	—	(109,286)	746,170
Commercial	70,326	—	(3,655)	66,671
Non-agency	274	—	(13)	261
Corporate fixed income securities	615,131	—	(58,970)	556,161
Asset-backed securities	181,717	—	(3,864)	177,853
	$1,727,630	$6	$(175,950)	$1,551,686
Held-to-maturity securities (2)
Asset-backed securities	$5,888,798	$6,387	$(43,009)	5,852,176

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 2 – Summary of Significant Accounting Policies. At December 31, 2024, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at December 31, 2024 and 2023, was $106.8 million and $95.7 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the year ended December 31, 2024. For the year ended December 31, 2023, we received proceeds of $2.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million. For the year ended December 31, 2022, we received proceeds of $80.0 million from the sale of available-for-sale securities, which resulted in a realized gain of $0.1 million.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$78,491	$78,080	$105,389	$104,113
After one year through three years	143,648	137,049	184,975	174,827
After three years through five years	-	-	38,462	34,316
After five years through ten years	395,884	352,736	448,931	398,624
After ten years	1,136,686	1,016,733	949,873	839,806
	$1,754,709	$1,584,598	$1,727,630	$1,551,686
Held-to-maturity securities
After three years through five years	91,184	91,238	—	—
After five years through ten years	3,063,278	3,075,645	2,754,817	2,740,154
After ten years	3,370,492	3,380,764	3,133,981	3,112,022
	$6,524,954	$6,547,647	$5,888,798	$5,852,176

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2024, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities (1)
U.S. government agency securities	$—	$2,266	$—	$—	$2,266
State and municipal securities	—	2,349	—	—	2,349
Mortgage-backed securities:
Agency	—	206	73,709	847,648	921,563
Commercial	—	—	—	67,956	67,956
Non-agency	—	—	199	—	199
Corporate fixed income securities	78,080	132,228	253,684	—	463,992
Asset-backed securities	—		25,144	101,129	126,273
	$78,080	$137,049	$352,736	$1,016,733	$1,584,598
Held-to-maturity securities
Asset-backed securities	$—	$91,184	$3,063,278	$3,370,492	$6,524,954

(1)
Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.

At December 31, 2024 and 2023, securities of $842.3 million and $746.4 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2024 and 2023, securities of $2.2 billion and $1.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$(1)	$453	$(140)	$1,813	$(141)	$2,266
State and municipal securities	(1)	2,349	—	—	(1)	2,349
Mortgage-backed securities:
Agency	(1,852)	189,220	(122,263)	637,174	(124,115)	826,394
Commercial	—	—	(1,474)	67,956	(1,474)	67,956
Non-agency	—	—	(7)	199	(7)	199
Corporate fixed income securities	—	—	(43,832)	463,992	(43,832)	463,992
Asset-backed securities	(12)	6,960	(1,065)	87,111	(1,077)	94,071
	$(1,866)	$198,982	$(168,781)	$1,258,245	$(170,647)	$1,457,227

At December 31, 2024, the amortized cost of 251 securities classified as available for sale exceeded their fair value by $170.6 million, of which $168.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2024, was $1.5 billion, which was 92.0% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at December 31, 2024 (in thousands):

	AAA	AA	C	Total
Held-to-maturity securities
Asset-backed securities	$2,989,195	$3,535,084	$675	$6,524,954

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2024 and 2023 (in thousands, except percentages):

	December 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Residential real estate	$8,565,193	41.0%	$8,047,647	41.4%
Commercial and industrial	4,062,029	19.5	3,566,987	18.3
Fund banking	3,854,222	18.5	3,633,126	18.7
Securities-based loans	2,389,593	11.4	2,306,455	11.9
Construction and land	1,242,002	5.9	1,034,370	5.3
Commercial real estate	518,923	2.5	660,631	3.4
Home equity lines of credit	193,850	0.9	136,270	0.7
Other	53,933	0.3	55,981	0.3
Gross bank loans	20,879,745	100.0%	19,441,467	100.0%
Loans in process/(unapplied loan payments), net	(2,885)		1,108
Unamortized loan fees, net	(5,756)		(8,478)
Allowance for loan losses	(139,308)		(128,292)
Loans held for investment, net	$20,731,796		$19,305,805

At December 31, 2024 and 2023, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $39.6 million and $46.0 million, respectively.

At December 31, 2024 and 2023, we had loans held for sale of $579.0 million and $424.0 million, respectively. For the years ended December 31, 2024, 2023, and 2022, we recognized losses, included in other income in the consolidated statements of operations, of $5.0 million, $1.2 million, and $7.8 million, respectively, from the sale of originated loans, net of fees and costs.

At December 31, 2024 and 2023, loans, primarily consisting of residential and commercial real estate loans of $7.9 billion and $7.4 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At December 31, 2024, loans of $2.5 billion were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at December 31, 2024 and 2023, was $92.6 million and $94.0 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31, 2024
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$67,077	$35,369	$(10,688)	$940	$92,698
Commercial real estate	21,386	(13,329)	(1,690)	1,690	8,057
Residential real estate	13,855	(2,794)	—	—	11,061
Construction and land	11,817	7,809	(6,760)	—	12,866
Fund banking	10,173	619	—	—	10,792
Securities-based loans	3,035	(118)	—	—	2,917
Home equity lines of credit	371	(54)	—	—	317
Other	578	177	(159)	4	600
	$128,292	$27,679	$(19,297)	$2,634	$139,308

	Year Ended December 31, 2023
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$54,143	$21,881	$(9,100)	$153	$67,077
Commercial real estate	12,897	8,489	—	—	21,386
Residential real estate	20,441	(6,586)	—	—	13,855
Construction and land	8,568	3,249	—	—	11,817
Fund banking	11,711	(1,538)	—	—	10,173
Securities-based loans	3,157	(122)	—	—	3,035
Home equity lines of credit	364	7	—	—	371
Other	372	206	—	—	578
	$111,653	$25,586	$(9,100)	$153	$128,292

During the year ended December, 31, 2024, we recorded $25.4 million of net credit loss reserves, including $27.7 million of the reserve for credit losses for funded loans and $0.3 million related to employee retention awards, partially offset by a release of $2.6 million of the allowance for unfunded lending commitments. During the year ended December 31, 2023, we recorded $25.0 million of net credit loss reserves, including $25.6 million of the reserve for credit losses for funded loans and $2.3 million related to uncollectible broker notes, partially offset by a release of $2.9 million of the allowance for unfunded lending commitments. For more information on our company’s credit loss accounting policies, including the allowance for credit losses, see Note 2 – Summary of Significant Accounting Policies. For more information on the reserve for unfunded lending commitments, see Note 24 – Off-Balance Sheet Credit Risk.

The following tables present the aging of the recorded investment in past due loans at December 31, 2024 and 2023, by portfolio segment (in thousands):

	December 31, 2024
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$12,057	$4,273	$16,330	$8,548,863	$8,565,193
Commercial and industrial	59,396	27,190	86,586	3,975,443	4,062,029
Fund banking	—	—	—	3,854,222	3,854,222
Securities-based loans	—	—	—	2,389,593	2,389,593
Construction and land	—	—	—	1,242,002	1,242,002
Commercial real estate	—	—	—	518,923	518,923
Home equity lines of credit	640	315	955	192,895	193,850
Other	7	78	85	53,848	53,933
Total	$72,100	$31,856	$103,956	$20,775,789	$20,879,745

	December 31, 2024 *
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$76,254	$13,504	$89,758
Construction and land	—	41,412	41,412
Commercial real estate	—	25,441	25,441
Residential real estate	1,433	2,463	3,896
Home equity lines of credit	201	114	315
Securities-based loans	—	—	—
Other	78	—	78
Total	$77,966	$82,934	$160,900

*There were no loans past due 90 days and still accruing interest at December 31, 2024.

	December 31, 2023
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$15,312	$3,945	$19,257	$8,028,390	$8,047,647
Fund banking	—	—	—	3,633,126	3,633,126
Commercial and industrial	—	2,022	2,022	3,564,965	3,566,987
Securities-based loans	—	3	3	2,306,452	2,306,455
Construction and land	—	—	—	1,034,370	1,034,370
Commercial real estate	—	—	—	660,631	660,631
Home equity lines of credit	570	87	657	135,613	136,270
Other	45	59	104	55,877	55,981
Total	$15,927	$6,116	$22,043	$19,419,424	$19,441,467

	December 31, 2023 *
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial real estate	$39,195	$—	$39,195
Residential real estate	3,090	1,000	4,090
Commercial and industrial	—	2,022	2,022
Securities-based loans	—	3	3
Home equity lines of credit	22	65	87
Other	59	—	59
Total	$42,366	$3,090	$45,456

*There were no loans past due 90 days and still accruing interest at December 31, 2023.

On October 1, 2023, we adopted ASU 2022-02, which eliminated the recognition and measurement guidance for TDRs. See Note 2 for additional information about this guidance. Loans to borrowers experiencing financial difficulty which were modified during the year ended December 31, 2024, were $116.6 million.

The gross interest income related to impaired loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2024 and 2023, were insignificant to the consolidated financial statements.

Credit quality indicators

As of December 31, 2024, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2024 and 2023, 96.8% and 97.0% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Other. Other loans include consumer and credit card lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,557,320	$3,600	$4,273	$—	$8,565,193
Commercial and industrial	3,662,866	169,637	152,515	77,011	4,062,029
Fund banking	3,854,222	—	—	—	3,854,222
Securities-based loans	2,389,593	—	—	—	2,389,593
Construction and land	1,200,590	—	—	41,412	1,242,002
Commercial real estate	437,062	—	56,420	25,441	518,923
Home equity lines of credit	193,535	—	315	—	193,850
Other	53,855	—	—	78	53,933
Total	$20,349,043	$173,237	$213,523	$143,942	$20,879,745

	December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,042,246	$1,456	$3,945	$—	$8,047,647
Fund banking	3,633,126	—	—	—	3,633,126
Commercial and industrial	3,294,891	89,302	180,772	2,022	3,566,987
Securities-based loans	2,306,452	—	—	3	2,306,455
Construction and land	963,083	71,287	—	—	1,034,370
Commercial real estate	512,171	49,264	99,196	—	660,631
Home equity lines of credit	135,806	377	87	—	136,270
Other	55,922	—	—	59	55,981
Total	$18,943,697	$211,686	$284,000	$2,084	$19,441,467

	Term Loans Amortized Cost Basis by Origination Year – December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$1,224,441	$1,045,311	$2,460,371	$2,151,013	$841,193	$834,991	$—	$8,557,320
Special Mention	—	—	571	1,259	—	1,770	—	3,600
Substandard	—	—	3,113	—	—	1,160	—	4,273
Doubtful	—	—	—	—	—	—	—	—
	$1,224,441	$1,045,311	$2,464,055	$2,152,272	$841,193	$837,921	$—	$8,565,193
Commercial and industrial:
Pass	$829,461	$517,003	$757,778	$604,932	$60,698	$100,820	$792,174	$3,662,866
Special Mention	31,293	3,926	28,187	27,610	12,988	—	65,633	169,637
Substandard	—	6,081	43,953	31,593	722	—	70,166	152,515
Doubtful	2,211	—	21,683	43,949	—	3,200	5,968	77,011
	$862,965	$527,010	$851,601	$708,084	$74,408	$104,020	$933,941	$4,062,029
Fund banking:
Pass	$29,000	$790	$41,664	$—	$473	$—	$3,782,295	$3,854,222
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$29,000	$790	$41,664	$—	$473	$—	$3,782,295	$3,854,222
Securities-based loans:
Pass	$7,124	$14,535	$2,145	$2,123	$34,021	$36,572	$2,293,073	$2,389,593
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$7,124	$14,535	$2,145	$2,123	$34,021	$36,572	$2,293,073	$2,389,593
Commercial real estate:
Pass	$4,768	$34,459	$248,632	$65,052	$29,156	$54,995	$—	$437,062
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	56,420	—	—	—	—	56,420
Doubtful	—	—	—	25,441	—	—	—	25,441
	$4,768	$34,459	$305,052	$90,493	$29,156	$54,995	$—	$518,923
Construction and land:
Pass	$11,476	$250,836	$569,482	$197,971	$157,685	$13,140	$—	$1,200,590
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	41,412	—	41,412
	$11,476	$250,836	$569,482	$197,971	$157,685	$54,552	$—	$1,242,002
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$193,535	$193,535
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	315	315
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$193,850	$193,850
Other:
Pass	$2,587	$—	$3,990	$—	$10,000	$24,953	$12,325	$53,855
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	78	78
	$2,587	$—	$3,990	$—	$10,000	$24,953	$12,403	$53,933

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Office equipment	$213,083	$356,707
Internally developed software	103,351	85,993
Leasehold improvements	89,382	141,585
Building	81,207	80,771
Aircraft engine operating leases	4,886	2,370
	491,909	667,426
Accumulated depreciation and amortization	(298,753)	(475,898)
	$193,156	$191,528

For the years ended December 31, 2024, 2023, and 2022, depreciation and amortization totaled $62.4 million, $60.5 million, and $50.6 million, respectively.

Aircraft Engine Operating Leases

As of December 31, 2024, the Company had a total lease portfolio of 18 aircraft engines with a net book value of $121.3 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 29 for additional information.

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

During the year ended December 31, 2024, the Company sold 11 aircraft engines with a net book value of $59.4 million and recognized a gain from the sale of $46.5 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $25.3 million for the year ended December 31, 2024.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2023	Adjustments	Write-off	December 31, 2024
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	1,053,234	6,975		1,060,209
	$1,388,243	$6,975	$—	$1,395,218

	December 31, 2023	Adjustments	Amortization	December 31, 2024
Intangible assets
Global Wealth Management	$28,687	$—	$(4,302)	$24,385
Institutional Group	104,592	3,863	(19,266)	89,189
	$133,279	$3,863	$(23,568)	$113,574

The adjustments to goodwill and intangible assets, included in our Institutional Group segment, during the year ended December 31, 2024 are primarily attributable to the acquisition of Finance 500, Inc. (“Finance 500”) and CB Resource, Inc. (“CBR”) on August 1, 2024.

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

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of December 31, 2024 and 2023, were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$208,601	$115,919	$208,063	$103,548
Trade names	29,109	22,210	28,258	20,265
Acquired technology	19,903	9,158	18,314	3,447
Non-compete agreements	10,152	8,559	9,825	7,546
Investment banking backlog	8,913	7,327	8,913	5,758
Core deposits	8,615	8,546	8,615	8,145
	$285,293	$171,719	$281,988	$148,709

Amortization expense related to intangible assets was $23.6 million, $20.9 million, and $19.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at December 31, 2024, are: customer relationships, 8.9 years; trade names, 6.1 years; non-compete agreements, 4.0 years; acquired technology, 8.4 years; core deposits, 0.5 years; and investment banking backlog, 4.1 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2025	$21,563
2026	17,458
2027	13,698
2028	12,653
2029	11,532
Thereafter	34,552
$111,456

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

Our uncommitted secured lines of credit at December 31, 2024, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $70.0 million during the year ended December 31, 2024. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2024, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rate on these advances during the year ended December 31, 2024, was 2.15%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2024, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At December 31, 2024, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
4.25% senior notes, due 2024 (1)	$—	$500,000
4.00% senior notes, due 2030 (2)	400,000	400,000
5.20% senior notes, due 2047 (3)	225,000	225,000
	625,000	1,125,000
Debt issuance costs, net	(8,382)	(9,371)
Senior notes, net	$616,618	$1,115,629

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	625,000
$625,000

NOTE 13 – Bank Deposits

Deposits consist of interest-bearing-demand deposits (primarily money market and savings accounts), non-interest-bearing demand deposits, and certificates of deposit. Deposits at December 31, 2024 and 2023, were as follows (in thousands):

	December 31,
	2024	2023
Demand deposits (interest-bearing)	$28,580,415	$27,111,072
Demand deposits (non-interest-bearing)	318,229	223,505
Certificates of deposit	203,583	2
	$29,102,227	$27,334,579

The weighted-average interest rate on deposits was 3.22% and 2.66% at December 31, 2024 and 2023, respectively. Certificates of deposit, of $0.1 million and greater, due within one year at December 31, 2024, was $203.6 million.

At December 31, 2024 and 2023, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates, were $2.5 million and $9.0 million, respectively. Brokerage customers’ deposits were $27.1 billion and $24.1 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$110,814	$110,825	$1,984,608

	December 31, 2023
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$118,668	$118,651	$1,994,919

The scheduled maturities of our derivative instruments as of December 31, 2024, are as follows (in thousands):

Within one year	$219,766
One to three years	876,090
Three to five years	478,716
Five to ten years	375,303
Ten to fifteen years	20,374
Fifteen years and thereafter	14,359
$1,984,608

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Swaps	$1,819,608	$1,824,919
Written options	165,000	170,000
	$1,984,608	$1,994,919

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Debenture to Stifel Financial Capital Trust II (1)	$20,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	5,000
	$60,000	$60,000
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

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$269,831	$528,976	$110,814	$909,621
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	269,831	528,976	110,814	909,621
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(74,488)	(63,771)	(5,623)	(143,882)
Available collateral	(182,057)	(461,497)	(75,285)	(718,839)
Net amount	$13,286	$3,708	$29,906	$46,900

	As of December 31, 2023
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$215,368	$349,849	$118,668	$683,885
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	215,368	349,849	118,668	683,885
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(23,691)	(23,441)	(14,556)	(61,688)
Available collateral	(184,689)	(325,627)	(82,607)	(592,923)
Net amount	$6,988	$781	$21,505	$29,274
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $524.7 million and $350.2 million at December 31, 2024 and 2023, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $70.3 million and $84.1 million at December 31, 2024 and 2023, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(178,928)	$(580,170)	$(110,825)	$(869,923)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(178,928)	(580,170)	(110,825)	(869,923)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	74,488	63,771	5,623	143,882
Collateral pledged	104,434	516,399	30,726	651,559
Net amount	$(6)	$—	$(74,476)	$(74,482)

	As of December 31, 2023
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(135,693)	$(417,644)	$(118,651)	$(671,988)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(135,693)	(417,644)	(118,651)	(671,988)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	23,691	23,441	14,556	61,688
Collateral pledged	111,981	394,203	22,661	528,845
Net amount	$(21)	$—	$(81,434)	$(81,455)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $596.5 million and $425.9 million at December 31, 2024 and 2023, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $21.3 million and $19.1 million at December 31, 2024 and 2023, respectively.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2024, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of December 31, 2024, the fair value of the TBA securities and the estimated fair value of the purchase commitments was $65.9 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2024 and 2023, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

We have accrued for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations, and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated. In many legal proceedings in which we have determined that a material loss (or, where an accrual has occurred, a material loss beyond the amount already accrued) is reasonably possible, we are unable to reasonably estimate the loss or range of loss. There are other matters in which we have determined a loss or range of loss to be reasonably possible, but we do not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on our company’s consolidated financial statements as a whole, although the outcome of such proceedings or investigations may significantly impact our company’s business or results of operations for any particular reporting period, or cause significant reputational harm.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matter described below, the ultimate resolution of these matters will not have a material adverse effect on our company’s financial condition, though the outcomes could be material to our company’s operating results for any particular period, depending, in part, upon the operating results for such period.

There can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or reasonably possible or where a loss or range of loss can be estimated, as well as for matters where an accrual has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible. We believe, based on currently available information, that the outcomes of such other matters will not have a material adverse effect on our company’s financial condition, though the outcomes could be material to our company’s operating results for any particular period, depending, in part, upon the operating results for such period.

SEC and CFTC Investigation of Communications Recordkeeping

The Company has been contacted by each of the SEC and the CFTC in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The Company entered into an agreement with the SEC to resolve the SEC’s investigation pursuant to the terms of a formal offer from the Company’s subsidiary, Stifel, that was reflected in an Order entered by the SEC on September 24, 2024. The CFTC has provided the Company with a settlement offer, which the Company declined to accept. With respect to the ongoing CFTC investigation, the Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that a settlement will be achieved or the ultimate resolution of the matter.

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

At December 31, 2024, Stifel had net capital of $449.5 million, which was 37.4% of aggregate debit items and $425.5 million in excess of its minimum required net capital. At December 31, 2024, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2024, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At December 31, 2024, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of December 31, 2024, are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,645,786	15.4%	$1,068,371	4.5%	$1,543,202	6.5%
Tier 1 capital	4,330,786	18.2%	1,424,494	6.0%	1,899,326	8.0%
Total capital	4,556,023	19.2%	1,899,326	8.0%	2,374,157	10.0%
Tier 1 leverage	4,330,786	11.4%	1,522,940	4.0%	1,903,675	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,366,711	11.1%	$555,063	4.5%	$801,758	6.5%
Tier 1 capital	1,366,711	11.1%	740,084	6.0%	986,778	8.0%
Total capital	1,491,850	12.1%	986,778	8.0%	1,233,473	10.0%
Tier 1 leverage	1,366,711	7.1%	774,495	4.0%	968,118	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$768,652	13.0%	$266,427	4.5%	$384,839	6.5%
Tier 1 capital	768,652	13.0%	355,236	6.0%	473,648	8.0%
Total capital	812,857	13.7%	473,648	8.0%	592,060	10.0%
Tier 1 leverage	768,652	7.1%	433,925	4.0%	542,407	5.0%

NOTE 20 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At December 31, 2024 and 2023, operating lease right-of-use assets were $809.2 million and $778.2 million, respectively, and lease liabilities were $867.4 million and $825.5 million, respectively.

The table below summarizes our net lease cost for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$111,099	$107,281
Short-term lease cost	2,721	2,164
Variable lease cost	28,517	28,623
Sublease income	(1,150)	(1,111)
Net lease cost	$141,187	$136,957

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the year ended December 31, 2024 (in thousands):

Operating lease cash flows	$104,425
Right-of-use assets obtained in exchange for new operating lease liabilities	$88,511
Weighted average remaining lease term (years)	12.7
Weighted average discount rate	4.96%

The weighted-average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of December 31, 2024, (in thousands, except percentages):

2025	$104,345
2026	103,790
2027	104,646
2028	102,597
2029	99,832
Thereafter	690,582
Total undiscounted lease payments	1,205,792
Imputed interest	(338,366)
Total operating lease liabilities	$867,426

NOTE 21 – Revenues From Contracts With Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenues from contracts with customers:
Commissions	$756,024	$673,597
Investment banking	994,831	731,255
Asset management	1,536,674	1,299,496
Other	6,447	5,281
Total revenue from contracts with customers	3,293,976	2,709,629
Other sources of revenue:
Interest	2,016,464	1,955,745
Principal transactions	604,564	490,440
Other	36,682	3,466
Total revenues	$5,951,686	$5,159,280

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

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition, and restructuring transactions. Advisory revenues from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory revenues from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client, and the related revenue is recognized at the same time as the associated expense. All other investment banking advisory-related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses on the consolidated statements of operations, and any expenses reimbursed by our clients are recognized as investment banking revenues.

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$508,717	$247,307	$—	$756,024
Capital raising	21,475	395,924	—	417,399
Advisory	—	577,432	—	577,432
Investment banking	21,475	973,356	—	994,831
Asset management	1,536,296	378	—	1,536,674
Other	6,398	—	49	6,447
Total	2,072,886	1,221,041	49	3,293,976
Primary Geographic Region:
United States	2,072,886	1,000,159	49	3,073,094
United Kingdom	—	127,113	—	127,113
Canada	—	40,000	—	40,000
Other	—	53,769	—	53,769
	$2,072,886	$1,221,041	$49	$3,293,976

	Year Ended December 31, 2023
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$444,949	$228,648	$—	$673,597
Capital raising	16,680	248,987	—	265,667
Advisory	—	465,588	—	465,588
Investment banking	16,680	714,575	—	731,255
Asset management	1,299,361	135	—	1,299,496
Other	5,079	17	185	5,281
Total	1,766,069	943,375	185	2,709,629
Primary Geographic Region:
United States	1,766,069	741,283	185	2,507,537
United Kingdom	—	107,631	—	107,631
Canada	—	42,263	—	42,263
Other	—	52,198	—	52,198
	$1,766,069	$943,375	$185	$2,709,629

See Note 26 for further break-out of revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2024. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2024.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $142.3 million and $136.9 million at December 31, 2024 and December 31, 2023, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2024.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2024 and December 31, 2023, was $19.3 million and $18.5 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 22 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income:
Loans held for investment, net	$1,250,048	$1,253,008	$752,273
Investment securities	484,134	467,199	247,755
Interest-bearing cash and federal funds sold	164,110	123,363	29,996
Margin balances	55,156	61,138	43,751
Financial instruments owned	25,001	16,726	20,545
Other	38,015	34,311	4,795
	$2,016,464	$1,955,745	$1,099,115
Interest expense:
Bank deposits	$888,453	$724,857	$146,636
Senior notes	40,349	50,025	44,424
Other	52,564	35,454	10,327
	$981,366	$810,336	$201,387

NOTE 23 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain an incentive stock plan and a wealth accumulation plan (“the Plan”) that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Stock awards issued under our company’s incentive stock plan are granted at market value at the date of grant. Our deferred awards generally vest ratably over a one- to ten-year vesting period. We provide compensation to existing employees in the form of cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period of five years.

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we are authorized to grant an additional 4.2 million shares at December 31, 2024.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $146.8 million, $137.6 million, and $135.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, the tax benefit associated with the stock-based compensation expense was $27.6 million, $27.8 million, and $30.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The excess tax benefit related to stock-based compensation that vested during the year was $53.9 million, $36.9 million, and $23.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Expense associated with cash awards, included in compensation and benefits expense in the consolidated statements of operations was $12.3 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, there was $57.7 million and $3.9 million, respectively, of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statements of financial condition.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $110.0 million, $105.8 million, and $91.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, there was $220.3 million and $186.2 million, respectively, of debenture and interest payable, which is included in accrued compensation in the consolidated statements of financial condition.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80%

of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At December 31, 2024, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 13.0 million, of which 11.5 million were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2024, is presented below (in thousands, except weighted-average fair value):

		Weighted-average grant date fair value
Unvested December 31, 2023	13,529	$52.12
Granted	2,298	72.49
Vested	(3,969)	38.18
Cancelled	(325)	56.01
Unvested December 31, 2024	11,533	$60.87

At December 31, 2024, there was approximately $669.6 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2024, was $151.6 million.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $18.5 million, $17.6 million, and $15.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2024 and 2023, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.0 billion and $1.6 billion, respectively, and the fair value of the collateral that had been sold or repledged was $580.2 million and $417.6 million, respectively.

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

At December 31, 2024 and 2023, Stifel Bancorp had outstanding commitments to originate loans aggregating $207.2 million and $103.6 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2024, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2024 and 2023, Stifel Bancorp had outstanding letters of credit totaling $40.6 million and $37.1 million, respectively. A majority of the standby letters of credit commitments at December 31, 2024, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2024 and 2023, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.4 billion and $6.3 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At December 31, 2024 and 2023, the expected credit losses for unfunded lending commitments was $30.7 million and $33.3 million, respectively.

NOTE 25 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current taxes:
Federal	$177,076	$127,771	$159,383
State	51,192	39,361	49,956
Foreign	(565)	1,056	929
	227,703	168,188	210,268
Deferred taxes:
Federal	(26,804)	9,067	8,752
State	(4,456)	2,917	4,203
Foreign	622	3,984	(262)
	(30,638)	15,968	12,693
Provision for income taxes	$197,065	$184,156	$222,961

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Statutory rate	$194,973	$148,405	$185,874
State income taxes, net of federal income tax	35,986	34,012	42,813
Non-deductible business expenses	16,857	25,177	10,944
Change in valuation allowance	10,565	21,931	9,802
Foreign tax rate difference	(3,104)	(2,471)	(2,846)
Federal tax credits	(14,396)	(7,002)	(2,793)
Excess tax benefit from stock-based compensation	(44,717)	(31,109)	(19,418)
Other, net	901	(4,787)	(1,415)
	$197,065	$184,156	$222,961

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Lease liabilities	$222,808	$205,487
Deferred compensation	90,083	82,593
Receivable reserves	55,467	52,342
Unrealized loss on investments	54,706	51,549
Net operating loss carryforwards	56,882	45,879
Accrued expenses	35,782	15,457
Total deferred tax assets	515,728	453,307
Valuation allowance	(57,250)	(46,843)
	458,478	406,464
Deferred tax liabilities:
Lease right-of-use assets	(207,821)	(195,962)
Goodwill and other intangibles	(81,569)	(72,927)
Prepaid expenses	(8,031)	(6,966)
Depreciation	(5,069)	(3,620)
Other	(3,610)	(5,467)
	(306,100)	(284,942)
Net deferred tax asset	$152,378	$121,522

Our net deferred tax asset at December 31, 2024, includes net operating loss carryforwards of $159.4 million that expire between 2025 and 2043. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $10.4 million. We believe the realization of the remaining net deferred tax asset of $152.4 million is more likely than not based on the ability to carry back certain tax attributes against prior year taxable income for tax years before 2024 and to carry forward net operating losses indefinitely after 2024, and expectations of future taxable income, which is supported by a history of cumulative income.

The current tax payable, included in accounts payable and accrued expenses, is $5.8 million and $6.1 million as of December 31, 2024 and 2023, respectively. The current tax receivable, included in other assets, is $30.1 million and $38.9 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2024 and 2023, we had $5.5 million and $5.4 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2024 and 2023, we had accrued interest and penalties of $0.3 million and $0.4 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2022 to December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$5,430	$5,271	$4,924
Increase related to prior year tax positions	428	112	195
Decrease related to prior year tax positions	(324)	(63)	(635)
Increase related to current year tax positions	1,072	1,083	978
Decrease related to settlements with taxing authorities	(499)	—	—
Decrease related to lapsing of statute of limitations	(602)	(973)	(191)
Ending balance	$5,505	$5,430	$5,271

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2021. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2015.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months as a result of the expiration of various statutes of limitations or for the resolution of U.S. federal and state examinations, but we do not expect this change to be material to the consolidated financial statements.

NOTE 26 – Segment Reporting

We currently operate through the following three business segments: Global Wealth Management, Institutional Group, and various corporate activities combined in the Other segment. Our chief operating decision maker (“CODM”) is our Chairman and Chief Executive Officer. Our CODM regularly reviews segment net revenues, compensation and benefits expense, non-compensation operating expenses, and operating income. Amounts included in non-compensation operating expenses include “Occupancy and equipment rental,” “Communications and office supplies,” “Commissions and floor brokerage,” “Provision for credit losses,” and “Other operating expenses.”

Global Wealth Management

The Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through our bank subsidiaries, which provide residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our private client group and to the general public.

The success of our Global Wealth Management segment is dependent upon the quality of our products, services, financial advisors, and support personnel, including our ability to attract, retain, and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. Segment revenue growth and operating income are used to evaluate and measure segment performance by our CODM in assessing performance and deciding how to allocate resources.

Institutional Group

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

The success of our Institutional Group segment is dependent upon the quality of our personnel, the quality and selection of our investment products and services, pricing (such as execution pricing and fee levels), and reputation. Segment revenue growth and operating income are used to evaluate and measure segment performance by our CODM in assessing performance and deciding how to allocate resources.

Other

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the years ended December 31, 2024, 2023, and 2022, is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Global Wealth Management
Net revenues	$3,283,960	$3,049,962	$2,825,866
Compensation and benefits	1,605,148	1,415,210	1,368,576
Non-compensation operating expenses	470,870	418,930	389,719
Operating income	$1,207,942	$1,215,822	$1,067,571
Institutional Group
Net revenues	$1,592,833	$1,226,317	$1,536,017
Compensation and benefits	959,602	841,671	929,606
Non-compensation operating expenses	409,831	382,546	352,279
Operating income	$223,400	$2,100	$254,132
Other
Net revenues	$93,527	$72,665	$29,556
Compensation and benefits	351,479	297,700	288,050
Non-compensation operating expenses	244,946	286,195	178,093
Operating loss	$(502,898)	$(511,230)	$(436,587)
Consolidated
Net revenues (1)	$4,970,320	$4,348,944	$4,391,439
Compensation and benefits	2,916,229	2,554,581	2,586,232
Non-compensation operating expenses	1,125,647	1,087,671	920,091
Operating income	$928,444	$706,692	$885,116

(1) No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2024, 2023, and 2022.

The following table presents our company’s total assets on a segment basis at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Global Wealth Management	$34,894,973	$32,773,613
Institutional Group	4,788,640	4,564,058
Other	211,927	389,789
	$39,895,540	$37,727,460

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2024, 2023, and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$4,705,379	$4,095,476	$4,125,563
United Kingdom	158,810	152,125	192,985
Canada	40,536	40,034	29,268
Other	65,595	61,309	43,623
	$4,970,320	$4,348,944	$4,391,439

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income	$731,379	$522,536	$662,155
Preferred dividends	37,281	37,281	37,281
Net income available to common shareholders	$694,098	$485,255	$624,874
Shares for basic and diluted calculation:
Average shares used in basic computation	104,066	106,661	108,848
Dilutive effect of stock options and units (1)	6,909	6,792	8,692
Average shares used in diluted computation	110,975	113,453	117,540
Earnings per common share:
Basic	$6.67	$4.55	$5.74
Diluted	$6.25	$4.28	$5.32

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the years ended December 31, 2024, 2023, and 2022, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2024, we declared and paid cash dividends of $1.68 per common share. During the year ended December 31, 2023, we declared and paid cash dividends of $1.44 per common share. During the year ended December 31, 2022, we declared and paid cash dividends of $1.20 per common share.

NOTE 28 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2024, the maximum number of shares that may yet be purchased under this plan was 10.1 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2024, we repurchased $144.0 million or 1.7 million shares using existing Board authorizations at an average price of $83.42 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2023, we repurchased $441.3 million or 7.2 million shares using existing Board authorizations at an average price of $61.50 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the years ended December 31, 2024 and 2023, we issued 2.9 million, respectively, of common stock from treasury primarily as a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs require consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At December 31, 2024, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 9 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following table presents the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$148,463	$132,035

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$400,188	$191,170	$40,130
Partnership Interests	331,884	2,227	—
	$732,072	$193,397	$40,130

	December 31, 2023
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$456,286	$277,924	$40,088
Partnership Interests	341,980	678	—
	$798,266	$278,602	$40,088

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control  Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2024, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stifel Financial Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024 and the related notes, and our report dated February 26, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

February 26, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no directors or executive officers entered into, modified, or terminated contracts, instructions, or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics, which is applicable to all directors and executive officers, which is available on our website and is filed herewith as Exhibit 14. We intend to post amendments to or waivers from our Code of Business Conduct and Ethics on our website as required by applicable law.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors and other related matters is contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2024, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	12,979,391	$59.91	4,171,145
Equity compensation plans not approved by the shareholders	—	—	—
	12,979,391	$59.91	4,171,145

Securities to be issued upon exercise of options and units are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement) and the Equity Incentive Plan for Non-Employee Directors (2008 Restatement). Securities remaining available for future issuance under equity compensation plans approved by the shareholders are issuable pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement).

The number of securities remaining available for future issuance under equity compensation plans approved by the shareholders reflects an adjustment to outstanding awards granted under the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement) to net shares withheld in payment of tax withholding obligations, due to a determination by the Compensation Committee to satisfy tax withholding obligations through the cancellation of shares subject to an award. If an outstanding award granted under the 2001 Incentive Stock Plan (2018 Restatement) expires or is canceled or forfeited without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance.

Information regarding security ownership of certain beneficial owners and management is contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2024

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

4.14	Form of 5.20% Senior Note due 2047 (included as Exhibit A to Exhibit 4.15).

4.15

Sixth Supplemental Indenture, dated as of May 20, 2020, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Stifel Financial Corp.’s Form 8-K filed on May 20, 2020.

4.16	Form of 4.000% Senior Note due 2030 (included as Exhibit A to Exhibit 4.17).

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

10.5	Stifel Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-60516) filed on May 9, 2001. *

10.6	Stifel Financial Corp. 2017 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

10.7

Form of Modification of Award Agreement under the Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement) in accordance with the Stifel Financial Corp. Wealth Accumulation Plan, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

10.8

Stifel Financial Corp. 2017 Restricted Stock Award Agreement (Executive), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on January 2, 2018. *

10.9	Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on May 15, 2020.*

10.10	Stifel Financial Corp., Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 4, 2015.*

10.11

First Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 20, 2015.*

10.12

Second Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 12(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.13	Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 13, 2017. *

10.14

Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 13, 2018.*

10.15	Stifel Financial Corp. Wealth Accumulation Plan 2019 Restatement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.16	Form of Restricted Stock Unit Award Agreement (Performance RSUs), incorporated by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.17	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.18	Form of Restricted Cash Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 2, 2021. *

10.19	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 5, 2021. *

10.20

Form of Deferred Award Agreement pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.36 to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February16, 2024. *

10.21

Form of Restricted Cash Award Agreement pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on March 8, 2024. *

10.22

Credit Agreement, dated as of September 27, 2023, among Stifel Financial Corp. and Stifel Nicolaus & Company, Incorporated, the Lenders party thereto, and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 28, 2023.

11	Computation of Per Share Earnings is set forth in Note 27 of Notes to Consolidated Financial Statements included in this Form 10-K.

14	Stifel Financial Corp. Code of Business Conduct and Ethics, filed herewith.

19	Insider Trading Policy, included in Exhibit 14.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

32.2	Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.**

97

Stifel Financial Corp. Incentive Compensation Recovery Policy, incorporated herein by reference to Exhibit 97 to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 16, 2024.

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2025.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025.

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