Form 10-Q
period 2025-03-31
STIFEL FINANCIAL CORP
filed 2025-05-07
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - May 1, 2025
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	102,726,649
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2025	December 31, 2024
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$2,725,992	$2,648,308
Cash segregated for regulatory purposes	28,065	29,895
Receivables:
Brokerage clients, net	950,770	897,363
Brokers, dealers, and clearing organizations	438,159	486,465
Securities purchased under agreements to resell	642,850	528,976
Financial instruments owned, at fair value	1,419,156	1,169,008
Available-for-sale securities, at fair value	1,613,304	1,584,598
Held-to-maturity securities, at amortized cost	6,716,753	6,524,954
Loans:
Held for investment, net	20,225,273	20,731,796
Held for sale, at lower of cost or market	1,016,127	578,980
Investments, at fair value	75,459	75,358
Fixed assets, net	194,820	193,156
Operating lease right-of-use assets, net	786,314	809,174
Goodwill	1,395,215	1,395,218
Intangible assets, net	108,143	113,574
Loans and advances to financial advisors and other employees, net	670,553	682,196
Deferred tax assets, net	174,443	152,378
Other assets	1,202,331	1,294,143
Total assets	$40,383,727	$39,895,540
Liabilities
Payables:
Brokerage clients	$473,828	$468,773
Brokers, dealers, and clearing organizations	375,454	215,249
Drafts	87,755	126,770
Securities sold under agreements to repurchase	684,561	580,170
Bank deposits	29,639,272	29,102,227
Financial instruments sold, but not yet purchased, at fair value	825,488	646,271
Accrued compensation	399,354	790,194
Lease liabilities, net	844,309	867,426
Accounts payable and accrued expenses	838,696	735,072
Senior notes	616,824	616,618
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	34,845,541	34,208,770
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,630 and 111,662,571 shares, respectively	16,749	16,749
Additional paid-in-capital	1,811,493	1,895,568
Retained earnings	3,720,504	3,794,609
Accumulated other comprehensive loss	(51,751)	(75,638)
Treasury stock, at cost, 8,585,132 and 9,491,204 shares, respectively	(643,809)	(629,518)
Total equity	5,538,186	5,686,770
Total liabilities and equity	$40,383,727	$39,895,540

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenues:
Commissions	$193,670	$185,476
Principal transactions	141,660	139,014
Investment banking	237,942	213,949
Asset management	409,541	367,476
Interest	475,632	506,828
Other income	10,581	4,950
Total revenues	1,469,026	1,417,693
Interest expense	213,557	254,655
Net revenues	1,255,469	1,163,038
Non-interest expenses:
Compensation and benefits	732,220	679,695
Occupancy and equipment rental	90,766	88,712
Communications and office supplies	49,513	47,367
Commissions and floor brokerage	16,806	15,767
Provision for credit losses	12,020	5,268
Other operating expenses	290,780	107,538
Total non-interest expenses	1,192,105	944,347
Income from operations before income tax expense	63,364	218,691
Provision for income taxes	10,372	55,116
Net income	52,992	163,575
Preferred dividends	9,320	9,320
Net income available to common shareholders	$43,672	$154,255

Earnings per common share:
Basic	$0.42	$1.48
Diluted	$0.39	$1.40

Cash dividends declared per common share	$0.46	$0.42

Weighted-average number of common shares outstanding:
Basic	104,764	104,275
Diluted	110,635	109,985

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$52,992	$163,575
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	20,814	(8,204)
Foreign currency translation adjustment	3,073	(1,644)
Total other comprehensive income/(loss), net of tax	23,887	(9,848)
Comprehensive income	$76,879	$153,727

(1)
Net of a tax expense of $4.7 million and tax benefit of $3.3 million for the three months ended March 31, 2025 and 2024, respectively.
(2)
There were no reclassifications to earnings for the three months ended March 31, 2025 and 2024.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,895,568	1,905,097
Unit amortization, net of forfeitures	46,888	42,157
Distributions under employee plans	(130,912)	(141,805)
Other	(51)	268
Balance, end of period	1,811,493	1,805,717
Retained earnings:
Balance, beginning of period	3,794,609	3,398,610
Net income	52,992	163,575
Dividends declared:
Common	(52,778)	(48,608)
Preferred	(9,320)	(9,320)
Distributions under employee plans	(65,053)	(89,960)
Other	54	447
Balance, end of period	3,720,504	3,414,744
Accumulated other comprehensive loss:
Balance, beginning of period	(75,638)	(74,326)
Unrealized gains/(losses) on securities, net of tax	20,814	(8,204)
Foreign currency translation adjustment, net of tax	3,073	(1,644)
Balance, end of period	(51,751)	(84,174)
Treasury stock, at cost:
Balance, beginning of period	(629,518)	(636,699)
Distributions under employee plans	78,882	133,314
Common stock repurchased	(93,173)	(60,710)
Balance, end of period	(643,809)	(564,095)
Total Shareholders' Equity	$5,538,186	$5,273,941

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$52,992	$163,575
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,009	15,665
Amortization of loans and advances to financial advisors and other employees	35,796	37,143
Amortization of premium on investment portfolio	1,727	2,142
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	12,020	5,269
Amortization of intangible assets	5,396	5,842
Deferred income taxes	(29,668)	(2,655)
Stock-based compensation	57,633	56,797
(Gains)/losses on sale of investments	(405)	373
Gain on sale of leased aircraft engines	(3,610)	—
Other, net	1,638	(5,974)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(53,407)	(34,495)
Brokers, dealers, and clearing organizations	48,306	(243,727)
Securities purchased under agreements to resell	(113,874)	(101,207)
Financial instruments owned	(250,148)	(312,114)
Loans originated as held for sale	(512,027)	(545,666)
Proceeds from loans held for sale	543,192	444,364
Loans and advances to financial advisors and other employees	(24,060)	(87,795)
Other assets	81,775	(98,281)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	5,055	15,781
Brokers, dealers, and clearing organizations	46,889	46,495
Drafts	(39,015)	(10,149)
Financial instruments sold, but not yet purchased	179,217	184,538
Other liabilities and accrued expenses	(271,639)	(145,642)
Net cash used in operating activities	$(211,208)	$(609,721)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, maturities, and calls of available-for-sale securities	$88,000	$45,431
Principal paydowns, maturities, and calls of held-to-maturity securities	615,712	183,460
Sale or maturity of investments	6	4,830
Sale of leased aircraft engines	14,616	—
Decrease in loans held for investment, net	24,231	352,537
Payments for:
Purchase of fixed assets	(16,573)	(9,636)
Purchase of available-for-sale securities	(90,408)	(7,000)
Purchase of held-to-maturity securities	(807,335)	(88,500)
Purchase of investments	(768)	(3,590)
Acquisitions, net of cash received	—	(752)
Net cash (used in)/provided by investing activities	(172,519)	476,780
Cash Flows From Financing Activities:
Payment of contingent consideration	(128)	(708)
Increase in securities sold under agreements to repurchase	104,391	9,015
Increase in bank deposits, net	537,045	219,832
Increase in securities loaned	113,316	88,685
Repayment of short-term debt	(18,177)	—
Tax payments related to shares withheld for stock-based compensation plans	(114,596)	(98,638)
Repurchase of common stock	(93,173)	(60,710)
Cash dividends on preferred stock	(9,320)	(9,320)
Cash dividends paid to common stock and equity-award holders	(62,850)	(63,065)
Net cash provided by financing activities	456,508	85,091
Effect of exchange rate changes on cash	3,073	(1,644)
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	75,854	(49,494)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,678,203	3,523,849
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$2,754,057	$3,474,355
Supplemental disclosure of cash flow information:
Cash paid for interest	$215,510	$257,723
Cash paid for income taxes, net of refunds	8,033	114,746
Noncash financing activities:
Unit grants, net of forfeitures	158,245	124,212

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,725,992	$2,648,308
Cash segregated for regulatory purposes	28,065	29,895
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,754,057	$2,678,203

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations

Stifel Financial Corp. (the “Company”), through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, the United Kingdom, Europe, and Canada. Our company’s principal customers are individual investors, corporations, municipalities, and institutions. We have organized our operations into three reportable segments: Global Wealth Management, Institutional Group, and Other. See Note 22 for additional information on segment reporting.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC.

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

NOTE 2 – Summary of Significant Accounting Policies

See Note 2 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a full description of the Company's significant accounting policies.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $31.6 million and $31.7 million at March 31, 2025 and December 31, 2024, respectively.

Recently Adopted Accounting Guidance

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The accounting update is effective for annual periods beginning after December 15, 2024 (January 1, 2025 for our company), with early adoption permitted. The adoption of the accounting update will only impact income tax disclosures with no material impact to our consolidated financial statements.

Recently Issued Accounting Guidance

Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (January 1, 2027 for our company), and interim periods within fiscal years beginning after December 15, 2027, and may be applied either on a prospective or retrospective basis. We are evaluating the impact of the accounting update on our disclosures.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2025 and December 31, 2024, included (in thousands):

	March 31, 2025	December 31, 2024
Deposits paid for securities borrowed	$251,961	$269,831
Receivable from clearing organizations	99,309	201,748
Securities failed to deliver	86,889	14,886
	$438,159	$486,465

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2025 and December 31, 2024, included (in thousands):

	March 31, 2025	December 31, 2024
Deposits received from securities loaned	$292,243	$178,928
Securities failed to receive	59,367	25,010
Payable to clearing organizations	23,844	11,311
	$375,454	$215,249

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$29,951	$19,040	$29,277	$19,509
Money market funds	18,349	—	1,932	—
Mutual funds	559	—	574	—
Private equity funds	345	—	344	—
Total	$49,204	$19,040	$32,127	$19,509

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, and fixed income securities.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, are presented below (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$11,963	$11,963	$—	$—
U.S. government agency securities	142,251	—	142,251	—
Agency mortgage-backed securities	408,100	—	408,100	—
Asset-backed securities	156,321	—	146,156	10,165
Corporate securities:
Fixed income securities	311,548	160	311,388	—
Equity securities	84,247	83,834	413	—
State and municipal securities	255,835	—	255,835	—
Other (1)	48,891	—	5,532	43,359
Total financial instruments owned	1,419,156	95,957	1,269,675	53,524
Available-for-sale securities:
U.S. government agency securities	2,311	—	2,311	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	991,656	—	991,656	—
Commercial	66,417	—	66,417	—
Non-agency	177	—	177	—
Corporate fixed income securities	428,765	—	428,765	—
Asset-backed securities	121,627	—	121,627	—
Total available-for-sale securities	1,613,304	—	1,613,304	—
Investments:
Corporate equity securities	30,408	14,910	1	15,497
Auction rate securities	552	—	—	552
Other (2)	13,644	4	—	13,640
Investments in funds and partnerships measured at NAV	30,855
Total investments	75,459	14,914	1	29,689
Derivative contracts (3)	91,048		91,048
Subtotal	3,198,967	110,871	2,974,028	83,213
Cash equivalents measured at NAV	18,349
Total assets at fair value on a recurring basis	$3,217,316	$110,871	$2,974,028	$83,213

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$495,106	$495,106	$—	$—
Agency mortgage-backed securities	140,550	—	140,550	—
Corporate securities:
Fixed income securities	154,125	—	154,125	—
Equity securities	34,565	34,565	—	—
Other (4)	1,142	—	—	1,142
Total financial instruments sold, but not yet purchased	825,488	529,671	294,675	1,142
Derivative contracts (5)	91,061	—	91,061	—
	$916,549	$529,671	$385,736	$1,142

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2024	$1,034	$58,467	$15,565	$558	$14,348
Unrealized gains/(losses)	—	52	—	(6)	47
Realized losses	—	—	(404)	—	(755)
Purchases	9,131	8,900	336	—	—
Redemptions	—	(24,060)	—	—	—
Net change	9,131	(15,108)	(68)	(6)	(708)
Balance at March 31, 2025	$10,165	$43,359	$15,497	$552	$13,640

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2025, relating to Level 3 assets still held at March 31, 2025, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2025 and December 31, 2024, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,725,992	$2,725,992	$2,648,308	$2,648,308
Cash segregated for regulatory purposes	28,065	28,065	29,895	29,895
Securities purchased under agreements to resell	642,850	642,850	528,976	528,976
Financial instruments owned	1,419,156	1,419,156	1,169,008	1,169,008
Available-for-sale securities	1,613,304	1,613,304	1,584,598	1,584,598
Held-to-maturity securities	6,716,753	6,713,101	6,524,954	6,547,647
Bank loans	20,225,273	19,634,492	20,731,796	20,229,458
Loans held for sale	1,016,127	1,016,127	578,980	578,980
Investments	75,459	75,459	75,358	75,358
Derivative contracts (1)	91,048	91,048	110,814	110,814
Financial liabilities:
Securities sold under agreements to repurchase	$684,561	$684,561	$580,170	$580,170
Bank deposits	29,639,272	27,838,167	29,102,227	27,164,580
Financial instruments sold, but not yet purchased	825,488	825,488	646,271	646,271
Senior notes	616,824	563,406	616,618	561,851
Debentures to Stifel Financial Capital Trusts	60,000	57,063	60,000	58,788
Derivative contracts (2)	91,061	91,061	110,825	110,825

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values and fair value hierarchy of financial instruments that are not recorded at fair value in the consolidated statements of financial condition or measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,707,643	$2,707,643	$—	$—
Cash segregated for regulatory purposes	28,065	28,065	—	—
Securities purchased under agreements to resell	642,850	—	642,850	—
Held-to-maturity securities	6,713,101	—	6,641,005	72,096
Bank loans	19,634,492	—	19,489,586	144,906
Loans held for sale	1,016,127	—	1,016,127	—
Financial liabilities:
Securities sold under agreements to repurchase	$684,561	$—	$684,561	$—
Bank deposits	27,838,167	—	27,838,167	—
Senior notes	563,406	563,406	—	—
Debentures to Stifel Financial Capital Trusts	57,063	—	—	57,063

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,646,376	$2,646,376	$—	$—
Cash segregated for regulatory purposes	29,895	29,895	—	—
Securities purchased under agreements to resell	528,976	—	528,976	—
Held-to-maturity securities	6,547,647	—	6,474,140	73,507
Bank loans	20,229,458	—	20,104,756	124,702
Loans held for sale	578,980	—	578,980	—
Financial liabilities:
Securities sold under agreements to repurchase	$580,170	$—	$580,170	$—
Bank deposits	27,164,580	—	27,164,580	—
Senior notes	561,851	561,851	—	—
Debentures to Stifel Financial Capital Trusts	58,788	—	—	58,788

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2025 and December 31, 2024.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2025 and December 31, 2024 approximate fair value due to their short-term nature.

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

Bank Loans

The fair values of mortgage loans and commercial loans were primarily estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans, with similar remaining maturities, would be made and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The estimated fair value of individually evaluated loans may include peer multiples, discounted cash flow, and collateral liquidation each of which includes unobservable inputs and judgements within.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2025 and December 31, 2024 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Financial instruments owned:
U.S. government securities	$11,963	$20,045
U.S. government agency securities	142,251	149,479
Agency mortgage-backed securities	408,100	262,629
Asset-backed securities	156,321	113,033
Corporate securities:
Fixed income securities	311,548	274,207
Equity securities	84,247	50,787
State and municipal securities	255,835	229,342
Other (1)	48,891	69,486
	$1,419,156	$1,169,008
Financial instruments sold, but not yet purchased:
U.S. government securities	$495,106	$370,373
Agency mortgage-backed securities	140,550	65,946
Corporate securities:
Fixed income securities	154,125	174,425
Equity securities	34,565	34,437
Other (2)	1,142	1,090
	$825,488	$646,271

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans.

At March 31, 2025 and December 31, 2024, financial instruments owned in the amount of $512.8 million and $597.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,415	$5	$(109)	$2,311
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	1,095,459	1,916	(105,719)	991,656
Commercial	67,355	—	(938)	66,417
Non-agency	183	—	(6)	177
Corporate fixed income securities	464,923	—	(36,158)	428,765
Asset-backed securities	122,529	39	(941)	121,627
	$1,755,214	$1,961	$(143,871)	$1,613,304
Held-to-maturity securities (2)
Asset-backed securities	$6,716,753	$8,704	$(12,356)	$6,713,101

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,407	$—	$(141)	$2,266
State and municipal securities	2,350	—	(1)	2,349
Mortgage-backed securities:
Agency	1,045,344	334	(124,115)	921,563
Commercial	69,430	—	(1,474)	67,956
Non-agency	206	—	(7)	199
Corporate fixed income securities	507,824	—	(43,832)	463,992
Asset-backed securities	127,148	202	(1,077)	126,273
	$1,754,709	$536	$(170,647)	$1,584,598
Held-to-maturity securities (2)
Asset-backed securities	$6,524,954	$26,498	$(3,805)	$6,547,647

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2025, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at March 31, 2025 and December 31, 2024 was $97.2 million and $106.8 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three months ended March 31, 2025 and 2024.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at March 31, 2025 and December 31, 2024 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$54,705	$54,139	$78,491	$78,080
After one year through three years	103,238	99,949	143,648	137,049
After three years through five years	42,731	38,559	—	—
After five years through ten years	387,669	354,033	395,884	352,736
After ten years	1,166,871	1,066,624	1,136,686	1,016,733
	$1,755,214	$1,613,304	$1,754,709	$1,584,598
Held-to-maturity securities
After three years through five years	80,083	80,007	91,184	91,238
After five years through ten years	2,660,400	2,655,669	3,063,278	3,075,645
After ten years	3,976,270	3,977,425	3,370,492	3,380,764
	$6,716,753	$6,713,101	$6,524,954	$6,547,647

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2025, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities
U.S. government agency securities	$—	$2,311	$—	$—	$2,311
State and municipal securities	—	2,351	—	—	2,351
Mortgage-backed securities:
Agency	—	153	87,905	903,598	991,656
Commercial	—	—	—	66,417	66,417
Non-agency	—	—	177	—	177
Corporate fixed income securities	54,139	133,693	240,933	—	428,765
Asset-backed securities	—	—	25,018	96,609	121,627
	$54,139	$138,508	$354,033	$1,066,624	$1,613,304
Held-to-maturity securities
Asset-backed securities	$—	$80,083	$2,660,400	$3,976,270	$6,716,753

At March 31, 2025 and December 31, 2024, securities of $860.4 million and $842.3 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2025 and December 31, 2024, securities of $2.5 billion and $2.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(109)	$1,849	$(109)	$1,849
Mortgage-backed securities:
Agency	(581)	59,153	(105,138)	632,161	(105,719)	691,314
Commercial	—	—	(938)	66,417	(938)	66,417
Non-agency	—	—	(6)	177	(6)	177
Corporate fixed income securities	—	—	(36,158)	428,765	(36,158)	428,765
Asset-backed securities	(180)	33,029	(761)	56,559	(941)	89,588
	$(761)	$92,182	$(143,110)	$1,185,928	$(143,871)	$1,278,110

At March 31, 2025, the amortized cost of 235 securities classified as available for sale exceeded their fair value by $143.9 million, of which $143.1 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2025, was $1.3 billion, which was 79.2% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody’s credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at March 31, 2025 (in thousands):

	AAA	AA	C	Total
Held-to-maturity securities
Asset-backed securities	$3,570,037	$3,146,211	$505	$6,716,753

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2025 and December 31, 2024 (in thousands, except percentages):

	March 31, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Residential real estate	$8,699,229	42.7%	$8,565,193	41.0%
Commercial and industrial	3,678,411	18.1	4,062,029	19.5
Fund banking	3,659,294	18.0	3,854,222	18.5
Securities-based loans	2,404,960	11.8	2,389,593	11.4
Construction and land	1,206,876	5.9	1,242,002	5.9
Commercial real estate	472,550	2.3	518,923	2.5
Home equity lines of credit	195,811	1.0	193,850	0.9
Other	55,137	0.2	53,933	0.3
Gross bank loans	20,372,268	100.0%	20,879,745	100.0%
Loans in process/(unapplied loan payments), net	(3,671)		(2,885)
Unamortized loan fees, net	(3,263)		(5,756)
Allowance for credit losses on loans	(140,061)		(139,308)
Loans held for investment, net	$20,225,273		$20,731,796

At March 31, 2025 and December 31, 2024, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $50.4 million and $39.6 million, respectively.

At March 31, 2025 and December 31, 2024, we had loans held for sale of $1.0 billion and $579.0 million, respectively. For the three months ended March 31, 2025 and 2024, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $0.6 million and $1.4 million, respectively, from the sale of originated loans, net of fees and costs.

At March 31, 2025 and December 31, 2024, loans, primarily consisting of residential and commercial real estate loans of $8.1 billion and $7.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At March 31, 2025 and December 31, 2024, loans of $2.5 billion and $2.5 billion, respectively, were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at March 31, 2025 and December 21, 2024 was $88.8 million and $92.6 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,698	$11,402	$(11,806)	$—	$92,294
Construction and land	12,866	385	—	—	13,251
Residential real estate	11,061	111	—	—	11,172
Fund banking	10,792	(546)	—	—	10,246
Commercial real estate	8,057	1,309	—	—	9,366
Securities-based loans	2,917	11	—	—	2,928
Home equity lines of credit	317	(147)	—	—	170
Other	600	26	—	8	634
	$139,308	$12,551	$(11,806)	$8	$140,061

	Three Months Ended March 31, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,077	$1,447	$(3,570)	$933	$65,887
Commercial real estate	21,386	(697)	—	—	20,689
Construction and land	11,817	6,772	—	—	18,589
Residential real estate	13,855	(1,348)	—	—	12,507
Fund banking	10,173	(1,410)	—	—	8,763
Securities-based loans	3,035	33	—	—	3,068
Home equity lines of credit	371	(125)	—	—	246
Other	578	(114)	—	—	464
	$128,292	$4,558	$(3,570)	$933	$130,213

During the three months ended March, 31, 2025, we recorded $12.0 million of net credit loss reserves, including $12.5 million of the reserve for credit losses for funded loans, partially offset by a release of $0.5 million of the allowance for unfunded lending commitments. During the three months ended March 31, 2024, we recorded $5.3 million of net credit loss reserves, including $4.6 million of the reserve for credit losses for funded loans, $0.4 million of the reserve for unfunded lending commitments, and $0.3 million related to employee retention awards. The provision for unfunded lending agreements is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables present the aging of the recorded investment in past due loans at March 31, 2025 and December 31, 2024 by portfolio segment (in thousands):

	As of March 31, 2025
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$11,311	$6,249	$17,560	$8,681,669	$8,699,229
Commercial and industrial	66,273	78,020	144,293	3,534,118	3,678,411
Fund banking	7,000	—	7,000	3,652,294	3,659,294
Securities-based loans	115	115	230	2,404,730	2,404,960
Construction and land	—	—	—	1,206,876	1,206,876
Commercial real estate	—	—	—	472,550	472,550
Home equity lines of credit	352	553	905	194,906	195,811
Other	1	80	81	55,056	55,137
Total	$85,052	$85,017	$170,069	$20,202,199	$20,372,268

	As of March 31, 2025*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$112,359	$756	$113,115
Construction and land	—	40,894	40,894
Residential real estate	3,409	2,840	6,249
Home equity lines of credit	411	142	553
Other	53	27	80
Total	$116,232	$44,659	$160,891

* There were no loans past due 90 days and still accruing interest at March 31, 2025.

	As of December 31, 2024
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$12,057	$4,273	$16,330	$8,548,863	$8,565,193
Commercial and industrial	59,396	27,190	86,586	3,975,443	4,062,029
Fund banking	—	—	—	3,854,222	3,854,222
Securities-based loans	—	—	—	2,389,593	2,389,593
Construction and land	—	—	—	1,242,002	1,242,002
Commercial real estate	—	—	—	518,923	518,923
Home equity lines of credit	640	315	955	192,895	193,850
Other	7	78	85	53,848	53,933
Total	$72,100	$31,856	$103,956	$20,775,789	$20,879,745

	As of December 31, 2024*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$76,254	$13,504	$89,758
Construction and land	—	41,412	41,412
Commercial real estate	—	25,441	25,441
Residential real estate	1,433	2,463	3,896
Home equity lines of credit	201	114	315
Other	78	—	78
Total	$77,966	$82,934	$160,900

* There were no loans past due 90 days and still accruing interest at December 31, 2024.

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy, or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three months ended March 31, 2025 and 2024 were not material.

The gross interest income related to individually evaluated loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2025 and 2024, were immaterial to the consolidated financial statements.

Credit quality indicators

As of March 31, 2025, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2025 and December 31, 2024, 96.8% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of March 31, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,685,802	$7,178	$6,249	$—	$8,699,229
Commercial and industrial	3,361,378	100,447	103,471	113,115	3,678,411
Fund banking	3,659,294	—	—	—	3,659,294
Securities-based loans	2,404,960	—	—	—	2,404,960
Construction and land	1,165,983	—	—	40,893	1,206,876
Commercial real estate	391,412	—	81,138	—	472,550
Home equity lines of credit	195,258	—	553	—	195,811
Other	55,057	—	—	80	55,137
Total	$19,919,144	$107,625	$191,411	$154,088	$20,372,268

	As of December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,557,320	$3,600	$4,273	$—	$8,565,193
Commercial and industrial	3,662,866	169,637	152,515	77,011	4,062,029
Fund banking	3,854,222	—	—	—	3,854,222
Securities-based loans	2,389,593	—	—	—	2,389,593
Construction and land	1,200,590	—	—	41,412	1,242,002
Commercial real estate	437,062	—	56,420	25,441	518,923
Home equity lines of credit	193,535	—	315	—	193,850
Other	53,855	—	—	78	53,933
Total	$20,349,043	$173,237	$213,523	$143,942	$20,879,745

	Term Loans Amortized Cost Basis by Origination Year – March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$353,177	$1,187,851	$1,012,333	$2,405,941	$2,113,688	$1,612,812	$—	$8,685,802
Special Mention	—	—	810	3,453	1,382	1,533	—	7,178
Substandard	—	—	—	4,206	883	1,160	—	6,249
Doubtful	—	—	—	—	—	—	—	—
	$353,177	$1,187,851	$1,013,143	$2,413,600	$2,115,953	$1,615,505	$—	$8,699,229
Commercial and industrial:
Pass	$160,177	$676,615	$371,557	$621,644	$474,586	$170,631	$886,168	$3,361,378
Special Mention	—	29,343	—	14,724	—	12,594	43,786	100,447
Substandard	—	2,500	5,950	17,625	30,209	722	46,465	103,471
Doubtful	—	2,166	—	47,473	34,638	3,121	25,717	113,115
	$160,177	$710,624	$377,507	$701,466	$539,433	$187,068	$1,002,136	$3,678,411
Fund banking:
Pass	$4,000	$19,000	$691	$24,997	$—	$370	$3,610,236	$3,659,294
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$4,000	$19,000	$691	$24,997	$—	$370	$3,610,236	$3,659,294
Securities-based loans:
Pass	$—	$688	$14,398	$1,712	$1,963	$71,573	$2,314,626	$2,404,960
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$688	$14,398	$1,712	$1,963	$71,573	$2,314,626	$2,404,960
Construction and land:
Pass	$—	$27,513	$251,407	$520,170	$198,383	$168,510	$—	$1,165,983
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	40,893	—	40,893
	$—	$27,513	$251,407	$520,170	$198,383	$209,403	$—	$1,206,876
Commercial real estate:
Pass	$—	$4,690	$35,144	$248,633	$20,196	$82,749	$—	$391,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	56,390	24,748	—	—	81,138
Doubtful	—	—	—	—	—	—	—	—
	$—	$4,690	$35,144	$305,023	$44,944	$82,749	$—	$472,550
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$195,258	$195,258
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	553	553
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$195,811	$195,811
Other:
Pass	$—	$3,278	$—	$3,991	$—	$34,953	$12,835	$55,057
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	80	80
	$—	$3,278	$—	$3,991	$—	$34,953	$12,915	$55,137

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2024	Adjustments	Write-off	March 31, 2025
Goodwill
Global Wealth Management	$335,009	$—	$—	$335,009
Institutional Group	1,060,209	(3)	—	1,060,206
	$1,395,218	$(3)	$—	$1,395,215

	December 31, 2024	Adjustments	Amortization	March 31, 2025
Intangible assets
Global Wealth Management	$24,385	$—	$(942)	$23,443
Institutional Group	89,189	(35)	(4,454)	84,700
	$113,574	$(35)	$(5,396)	$108,143

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$208,770	$119,040	$208,601	$115,919
Trade names	29,109	22,648	29,109	22,210
Acquired technology	19,903	10,654	19,903	9,158
Non-compete agreements	10,152	8,667	10,152	8,559
Investment banking backlog	8,913	7,720	8,913	7,327
Core deposits	8,615	8,590	8,615	8,546
	$285,462	$177,319	$285,293	$171,719

Amortization expense related to intangible assets was $5.4 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at March 31, 2025, are: customer relationships, 8.8 years; trade names, 5.9 years; non-compete agreements, 3.8 years; acquired technology, 8.3 years; core deposits, 0.3 years; and investment banking backlog, 0.8 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of March 31, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2025	$15,941
2026	17,459
2027	13,699
2028	12,654
2029	11,533
Thereafter	34,739
$106,025

NOTE 9 – Borrowings and Federal Home Loan Bank Advances

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, securities lending arrangements, repurchase agreements, advances from the Federal Home Loan Bank, term loans, and committed bank line financing on an unsecured basis. We borrow from various banks on a demand basis with company-owned securities pledged as collateral. We also have an unsecured, committed bank line available.

Our uncommitted secured lines of credit at March 31, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $75.0 million during the three months ended March 31, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2025, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At March 31, 2025, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
4.00% senior notes, due 2030 (1)	$400,000	$400,000
5.20% senior notes, due 2047 (2)	225,000	225,000
	625,000	625,000
Debt issuance costs, net	(8,176)	(8,382)
Senior notes, net	$616,824	$616,618

(1)
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
(2)
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
$625,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Demand deposits (interest-bearing)	$29,180,478	$28,580,415
Demand deposits (non-interest-bearing)	432,368	318,229
Certificates of deposit	26,426	203,583
	$29,639,272	$29,102,227

The weighted-average interest rate on deposits was 2.70% and 3.22% at March 31, 2025 and December 31, 2024, respectively. Certificates of deposit, of $0.1 million and greater, due within one year at March 31, 2025 was $26.4 million.

At March 31, 2025, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were immaterial. At December 31, 2024, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were $2.5 million. Brokerage customers’ deposits were $26.2 billion and $27.1 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$91,048	$91,061	$2,050,846

	December 31, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$110,814	$110,825	$1,984,608

The scheduled maturities of our derivative instruments as of March 31, 2025, are as follows (in thousands):

Within one year	$519,519
One to three years	425,263
Three to five years	441,650
Five to ten years	601,220
Ten to fifteen years	47,369
Fifteen years and thereafter	15,825
$2,050,846

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Swaps	$1,760,846	$1,819,608
Written options	290,000	165,000
	$2,050,846	$1,984,608

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$251,961	$642,850	$91,048	$985,859
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	251,961	642,850	91,048	985,859
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(28,404)	(12,445)	(11,342)	(52,191)
Available collateral	(210,890)	(329,878)	(60,446)	(601,214)
Net amount	$12,667	$300,527	$19,260	$332,454

	As of December 31, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$269,831	$528,976	$110,814	$909,621
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	269,831	528,976	110,814	909,621
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(74,488)	(63,771)	(5,623)	(143,882)
Available collateral	(182,057)	(461,497)	(75,285)	(718,839)
Net amount	$13,286	$3,708	$29,906	$46,900
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $638.6 million and $524.7 million at March 31, 2025 and December 31, 2024, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $61.2 million and $70.3 million at March 31, 2025 and December 31, 2024, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(292,243)	$(684,561)	$(91,061)	$(1,067,865)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(292,243)	(684,561)	(91,061)	(1,067,865)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	28,404	12,445	11,342	52,191
Collateral pledged	263,827	672,116	17,981	953,924
Net amount	$(12)	$—	$(61,738)	$(61,750)

	As of December 31, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(178,928)	$(580,170)	$(110,825)	$(869,923)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(178,928)	(580,170)	(110,825)	(869,923)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	74,488	63,771	5,623	143,882
Collateral pledged	104,434	516,399	30,726	651,559
Net amount	$(6)	$—	$(74,476)	$(74,482)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $664.0 million and $596.5 million at March 31, 2025 and December 31, 2024, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $17.5 million and $21.3 million at March 31, 2025 and December 31, 2024, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2025, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of March 31, 2025, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $82.8 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2025, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

NOTE 15 – Legal Proceedings

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. The Company is contesting allegations in these claims, and it believes that there are meritorious defenses in each of these lawsuits, arbitrations, and regulatory investigations. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines, or penalties related to each pending matter. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of March 31, 2025, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

The accrued liability and estimated range of possible loss are based upon currently available information and subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible loss are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

Based on currently available information, review with outside legal counsel, and consideration of accrued liabilities, management does not believe that loss contingencies arising from pending matters, including matters described below, will have a material adverse impact on the consolidated financial position or liquidity of the Company. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a liability has not been established and for which the Company believes a loss is reasonably possible, as well as for matters where an accrual has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, the Company believes that such losses will not have a material effect on its consolidated financial statements.

CFTC Investigation of Communications Recordkeeping

The Company has been contacted by the Commodity Futures Trading Commission (the “CFTC”) in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. The CFTC has provided the Company with a settlement offer, which the Company declined to accept. The Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information and review with outside counsel, the Company is not able to state with certainty that a settlement will be achieved or the ultimate resolution of the matter.

FINRA Arbitration Matters

On March 12, 2025, a three-person FINRA arbitration panel entered an award in a customer arbitration against the Company's brokerage subsidiary, Stifel, in the amount of $132.5 million, consisting of $26.5 million in compensatory damages, $79.5 million in punitive damages, and $26.5 million in attorneys’ fees and costs. The arbitration involved claims by four family members arising out of their investments, principally in structured notes, through a Stifel private wealth advisor. The Company believes the award is legally defective and excessive in amount, and it intends to file a petition seeking to have the award vacated, although the Company can provide no assurance that its efforts will be successful.

This is the third adverse arbitration award against Stifel by former customers of the same private wealth advisor relating to substantially similar investment activities. Nineteen additional arbitration claims making similar allegations have been filed by other customers of the same advisor that have yet to be adjudicated. The Company’s estimate of losses that may be sought by the customers whose claims have been filed but not yet adjudicated do not take into consideration claims for enhanced damages or attorneys’ fees. While we continue to believe that Stifel has viable defenses to at least limit its liability in these additional cases, we can provide no assurance that we will be able to settle these claims or will be successful in defending them on the merits, or that these claims will not result in material liability to the Company.

Cash Sweeps Litigation

In March 2024, the Company and certain of its affiliates were named as defendants in multiple putative class actions pending in the federal district court for the Eastern District of Missouri. The class action claims have been brought on behalf of customers who had cash deposits or balances in the Stifel Insured Bank Deposit Program or the Stifel Insured Bank Deposit Program for Retirement Accounts, alleging various contractual, fiduciary and statutory claims based on the allegation that the Company failed to pay a reasonable rate of interest on its cash sweep products. Together, the complaints seek unspecified compensatory damages, equitable relief, and treble damages. The cases are at an early stage with a request for consolidation currently pending. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

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

At March 31, 2025, Stifel had net capital of $294.1 million, which was 25.7% of aggregate debit items and $271.2 million in excess of its minimum required net capital. At December 31, 2024, Stifel had net capital of $449.5 million, which was 37.4% of aggregate debit items and $425.5 million in excess of its minimum required net capital. At March 31, 2025, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2025, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At March 31, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of March 31, 2025 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,478,476	14.7%	$1,064,749	4.5%	$1,537,971	6.5%
Tier 1 capital	4,163,476	17.6%	1,419,666	6.0%	1,892,888	8.0%
Total capital	4,391,885	18.6%	1,892,888	8.0%	2,366,110	10.0%
Tier 1 leverage	4,163,476	10.8%	1,535,882	4.0%	1,919,853	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,373,088	11.1%	$556,834	4.5%	$804,315	6.5%
Tier 1 capital	1,373,088	11.1%	742,445	6.0%	989,927	8.0%
Total capital	1,496,220	12.1%	989,927	8.0%	1,237,408	10.0%
Tier 1 leverage	1,373,088	7.1%	776,381	4.0%	970,476	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$780,209	13.1%	$268,356	4.5%	$387,625	6.5%
Tier 1 capital	780,209	13.1%	357,807	6.0%	477,076	8.0%
Total capital	827,495	13.9%	477,076	8.0%	596,346	10.0%
Tier 1 leverage	780,209	7.1%	438,621	4.0%	548,276	5.0%

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

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 15 years. At March 31, 2025 and December 31, 2024, operating lease right-of-use assets were $786.3 million and $809.2 million, respectively, and lease liabilities were $844.3 million and $867.4 million, respectively.

The table below summarizes our net lease cost for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$27,550	$27,512
Short-term lease cost	351	724
Variable lease cost	7,219	7,260
Sublease income	(79)	(275)
Net lease cost	$35,041	$35,221

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended March 31, 2025 (in thousands):

Operating lease cash flows	$27,716
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,987
Weighted-average remaining lease term (years)	12.6
Weighted-average discount rate	5.01%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of March 31, 2025, (in thousands, except percentages).

Remainder of 2025	$76,641
2026	103,681
2027	104,531
2028	102,383
2029	99,537
Thereafter	696,656
Total undiscounted lease payments	1,183,429
Imputed interest	(339,120)
Total operating lease liabilities	$844,309

Aircraft Engine Operating Leases

As of March 31, 2025, the Company had a total lease portfolio of 17 aircraft engines with a net book value of $110.3 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for addition information.

During the three months ended March 31, 2025, the Company sold 1 aircraft engine with a net book value of $11.0 million and recognized a gain from the sale of $3.6 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $3.9 million and $1.9 million, respectively, for the three months ended March 31, 2025 and 2024.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers:
Commissions	$193,670	$185,476
Investment banking	237,942	213,949
Asset management	409,541	367,476
Other	1,337	1,236
Total revenue from contracts with customers	842,490	768,137
Other sources of revenue:
Interest	475,632	506,828
Principal transactions	141,660	139,014
Other	9,244	3,714
Total revenues	$1,469,026	$1,417,693

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$125,826	$67,844	$—	$193,670
Capital raising	5,908	94,564	—	100,472
Advisory	—	137,470	—	137,470
Investment banking	5,908	232,034	—	237,942
Asset management	409,506	35	—	409,541
Other	1,295	—	42	1,337
Total	542,535	299,913	42	842,490
Primary Geographic Region:
United States	542,535	240,502	42	783,079
United Kingdom	—	35,564	—	35,564
Canada	—	16,872	—	16,872
Other	—	6,975	—	6,975
	$542,535	$299,913	$42	$842,490

	Three Months Ended March 31, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$121,217	$64,259	$—	$185,476
Capital raising	4,280	90,417	—	94,697
Advisory	—	119,252	—	119,252
Investment banking	4,280	209,669	—	213,949
Asset management	367,450	26	—	367,476
Other	1,236	—	—	1,236
Total	494,183	273,954	—	768,137
Primary Geographic Region:
United States	494,183	223,450	—	717,633
United Kingdom	—	28,185	—	28,185
Canada	—	11,375	—	11,375
Other	—	10,944	—	10,944
	$494,183	$273,954	$—	$768,137

See Note 22 for further break-out of net revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2025. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2025.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $153.2 million and $142.3 million at March 31, 2025 and December 31, 2024, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the three months ended March 31, 2025.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2025 and December 31, 2024 was $25.9 million and $19.3 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans held for investment, net	$304,967	$306,142
Investment securities	113,527	118,535
Interest-bearing cash and federal funds sold	26,335	54,341
Margin balances	13,871	14,204
Financial instruments owned	6,546	4,860
Other	10,386	8,746
	$475,632	$506,828
Interest expense:
Bank deposits	$193,123	$230,064
Senior notes	7,131	12,506
Other	13,303	12,085
	$213,557	$254,655

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we were authorized to grant an additional 3.3 million shares at March 31, 2025.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $35.2 million and $33.3 million for the three months ended March 31, 2025 and 2024, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $28.9 million and $27.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At March 31, 2025, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 11.7 million, of which 10.6 million were unvested.

At March 31, 2025, there was unrecognized compensation cost for deferred awards of approximately $866.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $3.1 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2025 and December 31, 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.1 billion and $2.0 billion, respectively, and the fair value of the collateral that had been sold or repledged was $684.6 million and $580.2 million, respectively.

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

At March 31, 2025 and December 31, 2024, Stifel Bancorp had outstanding commitments to originate loans aggregating $277.8 million and $207.2 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2025, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2025 and December 31, 2024, Stifel Bancorp had outstanding letters of credit totaling $48.4 million and $40.6 million, respectively. A majority of the standby letters of credit commitments at March 31, 2025, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2025 and December 31, 2024, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.7 billion and $5.4 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2025 and December 31, 2024, the expected credit losses for unfunded lending commitments was $30.2 million and $30.7 million, respectively.

NOTE 22 – Segment Reporting

We currently operate through the following three business segments: Global Wealth Management, Institutional Group, and various corporate activities combined in the Other segment. Our chief operating decision maker (“CODM”) is our Chairman and Chief Executive Officer. Our CODM regularly reviews segment net revenues, compensation and benefits expense, non-compensation operating expenses, and income before income taxes. Amounts included in non-compensation operating expenses include “Occupancy and equipment rental,” “Communications and office supplies,” “Commissions and floor brokerage,” “Provision for credit losses,” and “Other operating expenses.”

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Global Wealth Management
Net revenues	$850,559	$790,500
Compensation and benefits	422,293	389,536
Non-compensation operating expenses	301,861	110,216
Income before income taxes	$126,405	$290,748
Institutional Group
Net revenues	384,929	351,376
Compensation and benefits	252,585	215,749
Non-compensation operating expenses	104,913	98,518
Income before income taxes	$27,431	$37,109
Other
Net revenues	19,981	21,162
Compensation and benefits	57,342	74,410
Non-compensation operating expenses	53,111	55,918
Loss before income taxes	$(90,472)	$(109,166)
Consolidated
Net revenues (1)	$1,255,469	$1,163,038
Compensation and benefits	732,220	679,695
Non-compensation operating expenses	459,885	264,652
Income from operations before income tax expense	$63,364	$218,691

(1)
No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2025 and 2024.

The following table presents our company’s total assets on a segment basis at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Global Wealth Management	$35,160,531	$34,894,973
Institutional Group	5,024,010	4,788,640
Other	199,186	211,927
	$40,383,727	$39,895,540

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they were earned for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$1,181,460	$1,101,004
United Kingdom	48,244	37,525
Canada	16,479	11,620
Other	9,286	12,889
	$1,255,469	$1,163,038

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$52,992	$163,575
Preferred dividends	9,320	9,320
Net income available to common shareholders	$43,672	$154,255
Shares for basic and diluted calculation:
Average shares used in basic computation	104,764	104,275
Dilutive effect of stock options and units (1)	5,871	5,710
Average shares used in diluted computation	110,635	109,985
Earnings per common share:
Basic	$0.42	$1.48
Diluted	$0.39	$1.40

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three months ended March 31, 2025 and 2024, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2025, we declared and paid cash dividends of $0.46 per common share. During the three months ended March 31, 2024, we declared and paid cash dividends of $0.42 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2025, the maximum number of shares that may yet be purchased under this plan was 9.2 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2025, we repurchased $93.2 million or 0.9 million shares using existing Board authorizations at an average price of $100.73 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2024, we repurchased $60.7 million or 0.8 million shares using existing Board authorizations at an average price of $72.27 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Common Stock from Treasury

During the three months ended March 31, 2025, we issued 1.8 million shares of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs requires consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At March 31, 2025, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statement of financial condition. See

Note 17 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statement of financial condition.

The following tables present the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	March 31, 2025
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$134,777	$116,498

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$148,463	$132,035

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	March 31, 2025
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$416,903	$207,759	$41,243
Partnership Interests	338,759	785	—
	$755,662	$208,544	$41,243

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$400,188	$191,170	$40,130
Partnership Interests	331,884	2,227	—
	$732,072	$193,397	$40,130

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “Economic and Market Conditions” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Stifel Financial Corp., through its wholly owned subsidiaries, is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Our major geographic area of concentration is throughout the United States, the United Kingdom, Europe, and Canada. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On January 6, 2025, the Company announced it signed a definitive agreement to acquire Bryan, Garnier & Co. (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. Bryan Garnier’s product suite includes mergers & acquisitions advisory, private and public growth financing solutions, and institutional sales and execution. Bryan Garnier is headquartered in Europe with offices in Paris, London, Amsterdam, Munich, Oslo, Stockholm, and New York. The transaction is expected to close in the second quarter of 2025.

On April 7, 2025, the Company completed the acquisition of a portion of B. Riley Financial, Inc.’s traditional wealth management business, a deal that added 36 advisors with approximately $4 billion in assets under management.

Results for the three months ended March 31, 2025

For the three months ended March 31, 2025, net revenues increased 7.9% to $1.3 billion from $1.2 billion during the comparable period in 2024. Net income available to common shareholders decreased 71.7% to $43.7 million, or $0.39 per diluted common share for the three months ended March 31, 2025, compared to $154.3 million, or $1.40 per diluted common share during the comparable period in 2024. Net income available to common shareholders for the three months ended March 31, 2025 was negatively impacted by elevated provisions for legal matters related to a recent FINRA Arbitration Panel.

Our revenue growth was primarily attributable to higher asset management revenues, investment banking revenues, transactional revenues, and net interest income during the quarter.

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

For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Risk Factors” in the 2024 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$193,670	$185,476	4.4	15.4%	15.9%
Principal transactions	141,660	139,014	1.9	11.3	12.0
Transactional revenues	335,330	324,490	3.3	26.7	27.9
Investment banking	237,942	213,949	11.2	19.0	18.4
Asset management	409,541	367,476	11.4	32.6	31.6
Interest	475,632	506,828	(6.2)	37.9	43.6
Other income	10,581	4,950	113.8	0.8	0.4
Total revenues	1,469,026	1,417,693	3.6	117.0	121.9
Interest expense	213,557	254,655	(16.1)	17.0	21.9
Net revenues	1,255,469	1,163,038	7.9	100.0	100.0
Non-interest expenses:
Compensation and benefits	732,220	679,695	7.7	58.3	58.4
Occupancy and equipment rental	90,766	88,712	2.3	7.2	7.6
Communication and office supplies	49,513	47,367	4.5	3.9	4.1
Commissions and floor brokerage	16,806	15,767	6.6	1.3	1.4
Provision for credit losses	12,020	5,268	128.2	1.0	0.5
Other operating expenses	290,780	107,538	170.4	23.3	9.2
Total non-interest expenses	1,192,105	944,347	26.2	95.0	81.2
Income before income taxes	63,364	218,691	(71.0)	5.0	18.8
Provision for income taxes	10,372	55,116	(81.2)	0.8	4.7
Net income	52,992	163,575	(67.6)	4.2	14.1
Preferred dividends	9,320	9,320	—	0.7	0.8
Net income available to common shareholders	$43,672	$154,255	(71.7)	3.5%	13.3%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Net revenues:
Commissions	$193,670	$185,476	4.4
Principal transactions	141,660	139,014	1.9
Transactional revenues	335,330	324,490	3.3
Capital raising	100,472	94,697	6.1
Advisory	137,470	119,252	15.3
Investment banking	237,942	213,949	11.2
Asset management	409,541	367,476	11.4
Net interest	262,075	252,173	3.9
Other income	10,581	4,950	113.8
Total net revenues	$1,255,469	$1,163,038	7.9

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2025, commission revenues increased 4.4% to $193.7 million from $185.5 million in the comparable period in 2024.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended March 31, 2025, principal transactions revenues increased 1.9% to $141.7 million from $139.0 million in the comparable period in 2024.

Transactional revenues – For the three months ended March 31, 2025, transactional revenues increased 3.3% to $335.3 million from $324.5 million in the comparable period in 2024 as a result of an increase in client activity.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2025, investment banking revenues increased 11.2% to $237.9 million from $213.9 million in the comparable period in 2024.

Capital-raising revenues increased 6.1% to $100.5 million for the three months ended March 31, 2025 from $94.7 million in the comparable period in 2024. For the three months ended March 31, 2025, equity capital-raising revenues increased 22.2% to $51.7 million from $42.3 million in the comparable period in 2024 driven by higher volumes. For the three months ended March 31, 2025, fixed income capital-raising revenues decreased 6.9% to $48.8 million from $52.4 million in the comparable period in 2024 driven by lower bond issuances during the first quarter of 2025.

Advisory revenues increased 15.3% to $137.5 million for the three months ended March 31, 2025 from $119.3 million in the comparable period in 2024. The increase is primarily attributable to higher completed advisory transactions.

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

For the three months ended March 31, 2025, asset management revenues increased 11.4% to a record $409.5 million from $367.5 million in the comparable period in 2024. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended March 31, 2025, other income increased 113.8% to $10.6 million from $5.0 million during the comparable period in 2024. The increase is primarily attributable to rental income generated from our aircraft engine leasing business, partially offset by lower loan origination fees.

NET INTEREST INCOME

The following table presents average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,467,095	$26,335	4.27%	$4,060,336	$54,341	5.35%
Financial instruments owned	1,242,524	6,546	2.11%	911,671	4,860	2.13%
Margin balances	835,820	13,871	6.64%	699,780	14,204	8.12%
Investment portfolio	8,235,554	113,527	5.51%	7,538,751	118,535	6.29%
Loans	21,485,787	304,967	5.68%	19,743,193	306,142	6.20%
Other interest-bearing assets	996,897	10,386	4.17%	755,076	8,746	4.63%
Total interest-earning assets/interest income	$35,263,677	$475,632	5.40%	$33,708,807	$506,828	6.01%
Interest-bearing liabilities:
Stock loan	$295,491	$(355)	(0.48%)	$207,000	$(1,400)	(2.71%)
Senior notes	616,689	7,131	4.63%	1,115,721	12,506	4.48%
Stifel Capital Trusts	60,000	965	6.44%	60,000	1,123	7.49%
Deposits	28,622,840	193,123	2.70%	27,607,764	230,064	3.33%
Other interest-bearing liabilities	1,098,068	12,693	4.62%	1,118,767	12,362	4.42%
Total interest-bearing liabilities/interest expense	$30,693,088	213,557	2.78%	$30,109,252	254,655	3.38%
Net interest income/margin		$262,075	2.97%		$252,173	2.99%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2025, net interest income increased 3.9% to $262.1 million from $252.2 million during the comparable period in 2024.

For the three months ended March 31, 2025, interest revenue decreased 6.2% to $475.6 million from $506.8 million in the comparable period in 2024, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $31.3 billion during the three months ended March 31, 2025 compared to $30.2 billion during the comparable period in 2024 at average interest rates of 5.58% and 6.16%, respectively.

For the three months ended March 31, 2025, interest expense decreased 16.1% to $213.6 million from $254.7 million during the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $28.7 billion during the three months ended March 31, 2025 compared to $27.7 billion during the comparable period in 2024 at average interest rates of 2.71% and 3.34%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Non-interest expenses:
Compensation and benefits	$732,220	$679,695	7.7
Occupancy and equipment rental	90,766	88,712	2.3
Communications and office supplies	49,513	47,367	4.5
Commissions and floor brokerage	16,806	15,767	6.6
Provision for credit losses	12,020	5,268	128.2
Other operating expenses	290,780	107,538	170.4
Total non-interest expenses	$1,192,105	$944,347	26.2

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

For the three months ended March 31, 2025, compensation and benefits expense increased 7.7% to $732.2 million from $679.7 million during the comparable period in 2024. The increase in compensation and benefits expenses is primarily attributable to higher compensable revenues.

Compensation and benefits expense as a percentage of net revenues was 58.3% for the three months ended March 31, 2025, compared to 58.4% for the three months ended March 31, 2024. The decrease is primarily attributable to higher revenues over the comparable period in 2024.

Occupancy and equipment rental – For the three months ended March 31, 2025, occupancy and equipment rental expense increased 2.3% to $90.8 million from $88.7 million during the comparable period in 2024. The increase is primarily attributable to higher data processing expense and occupancy costs associated with an increase in business activity.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2025, communications and office supplies expense increased 4.5% to $49.5 million from $47.4 million during the comparable period in 2024. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2025, commissions and floor brokerage expense increased 6.6% to $16.8 million from $15.8 million during the comparable period in 2024. The increase is primarily attributable to higher processing expenses and trading and clearing costs.

Provision for credit losses – For the three months ended March 31, 2025, provision for credit losses increased 128.2% to $12.0 million from $5.3 million during the comparable period in 2024. The increase is primarily attributable to an increase in reserves driven by loan growth and changes in the outlook for macroeconomic conditions.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2025, other operating expenses increased 170.4% to $290.8 million from $107.5 million during the comparable period in 2024. The increase is primarily attributable to increases in legal-related expenses, advertising, subscriptions, licensing fees, conference-related expenses, and investment banking transaction expenses, partially offset by lower bank service charges and professional fees. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

Provision for income taxes – For the three months ended March 31, 2025, our provision for income taxes was $10.4 million, representing an effective tax rate of 16.4%, compared to $55.1 million for the comparable period in 2024, representing an effective tax rate of 25.2%. The tax rate was primarily impacted by the excess tax benefit related to stock-based compensation.

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

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$125,826	$121,217	3.8	14.8%	15.3%
Principal transactions	60,569	60,536	0.1	7.1	7.7
Transactional revenues	186,395	181,753	2.6	21.9	23.0
Asset management	409,506	367,450	11.4	48.1	46.5
Investment banking	5,908	4,280	38.0	0.7	0.5
Interest	451,515	480,362	(6.0)	53.1	60.8
Other income	3,216	748	329.9	0.4	0.1
Total revenues	1,056,540	1,034,593	2.1	124.2	130.9
Interest expense	205,981	244,093	(15.6)	24.2	30.9
Net revenues	850,559	790,500	7.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	422,293	389,536	8.4	49.6	49.3
Occupancy and equipment rental	44,523	43,324	2.8	5.2	5.5
Communication and office supplies	16,373	16,538	(1.0)	1.9	2.1
Commissions and floor brokerage	7,200	6,425	12.1	0.8	0.8
Provision for credit losses	12,020	4,968	141.9	1.4	0.6
Other operating expenses	221,745	38,961	469.1	26.2	4.9
Total non-interest expenses	724,154	499,752	44.9	85.1	63.2
Income before income taxes	$126,405	$290,748	(56.5)	14.9%	36.8%

	March 31,
	2025	2024
Branch offices	393	395
Financial advisors	2,221	2,242
Independent contractors	119	114
Total financial advisors	2,340	2,356

NET REVENUES

For the three months ended March 31, 2025, Global Wealth Management net revenues increased 7.6% to $850.6 million from $790.5 million for the comparable period in 2024. The increase in net revenues over the comparable period in 2024 is primarily attributable to higher asset management revenues, net interest income, and transactional revenues.

Commissions – For the three months ended March 31, 2025, commission revenues increased 3.8% to $125.8 million from $121.2 million in the comparable period in 2024.

Principal transactions – For the three months ended March 31, 2025, principal transactions revenues increased 0.1% to $60.6 million from $60.5 million in the comparable period in 2024.

Transactional revenues – For the three months ended March 31, 2025, transactional revenues increased 2.6% to $186.4 million from $181.8 million in the comparable period in 2024 as a result of an increase in client activity.

Asset management – For the three months ended March 31, 2025, asset management revenues increased 11.4% to $409.5 million from $367.5 million in the comparable period in 2024. The increase is primarily attributable to higher asset values and net new asset growth. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	March 31, 2025	March 31, 2024	% Change	December 31, 2024	% Change
Client assets	$485,860,000	$467,697,000	3.9	$501,402,000	(3.1)
Fee-based client assets	$189,693,000	$177,108,000	7.1	$192,705,000	(1.6)
Number of client accounts	1,267,000	1,224,000	3.5	1,246,000	1.7
Number of fee-based client accounts	361,000	338,000	6.8	355,000	1.7

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 38.0% to $5.9 million for the three months ended March 31, 2025 from $4.3 million during the comparable period in 2024. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2025, interest revenue decreased 6.0% to $451.5 million from $480.4 million in the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-earning assets. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended March 31, 2025, other income increased 329.9% to $3.2 million from $0.7 million in the comparable period in 2024. The increase is primarily attributable to lower investment losses in the first quarter of 2025, partially offset by lower loan origination fees.

Interest expense – For the three months ended March 31, 2025, interest expense decreased 15.6% to $206.0 million from $244.1 million in the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	1,512,833	$17,390	4.60%	$2,845,877	$39,552	5.56%
U.S. government agencies	2,410	13	2.12	2,379	13	2.10
State and municipal securities (tax-exempt) (1)	2,350	18	3.00	2,350	18	3.00
Mortgage-backed securities	1,117,155	8,642	3.09	916,452	5,247	2.29
Corporate fixed income securities	496,259	3,410	2.75	606,474	4,192	2.76
Asset-backed securities	6,617,380	101,444	6.13	6,011,096	109,065	7.26
Federal Home Loan Bank and other capital stock	66,654	858	5.15	62,730	739	4.71
Loans (2)
Securities-based loans	2,387,785	36,545	6.12	2,297,115	41,624	7.25
Commercial and industrial	4,113,476	75,493	7.34	3,527,489	81,262	9.21
Fund banking	3,798,205	66,438	7.00	3,418,824	67,836	7.94
Residential real estate	8,633,533	81,023	3.75	8,060,619	67,827	3.37
Commercial real estate	498,352	8,150	6.54	658,252	11,851	7.20
Home equity lines of credit	193,727	3,627	7.49	142,990	3,032	8.48
Construction and land	1,216,560	21,769	7.16	1,099,850	22,939	8.34
Other	55,102	705	5.12	48,745	762	6.25
Loans held for sale	589,047	11,217	7.62	489,309	9,009	7.36
Total interest-earning assets (3)	$31,300,828	$436,742	5.58%	$30,190,551	$464,968	6.16%
Cash and due from banks	23,956			17,725
Other non interest-earning assets	199,875			110,592
Total assets	$31,524,659			$30,318,868
Liabilities and stockholders’ equity:
Deposits:
Money market	26,642,747	$178,053	2.67%	$24,861,514	$201,720	3.25%
Time deposits	102,035	1,239	4.86	7	—	3.24
Demand deposits	1,873,467	13,819	2.95	2,745,620	28,343	4.13
Savings	4,591	11	0.98	623	1	0.76
Other borrowings	92,622	1,351	5.83	55,111	1,049	7.61
Total interest-bearing liabilities (3)	28,715,462	194,473	2.71%	27,662,875	231,113	3.34%
Non-interest-bearing deposits	447,383			314,358
Other non-interest bearing liabilities	157,088			144,222
Total liabilities	29,319,933			28,121,455
Stockholders’ equity	2,204,726			2,197,413
Total liabilities and stockholders’ equity	$31,524,659			$30,318,868
Net interest income/spread		$242,269	2.87%		$233,855	2.82%
Net interest margin			3.10%			3.10%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(16,187)	$(5,975)	$(22,162)
U.S. government agencies	—	—	—
State and municipal securities (tax-exempt)	—	—	—
Mortgage-backed securities	1,304	2,091	3,395
Corporate fixed income securities	(757)	(25)	(782)
Asset-backed securities	14,173	(21,794)	(7,621)
Federal Home Loan Bank and other capital stock	48	71	119
Loans
Securities-based loans	1,730	(6,809)	(5,079)
Commercial and industrial	25,751	(31,520)	(5,769)
Fund banking	20,795	(22,193)	(1,398)
Residential real estate	5,033	8,163	13,196
Commercial real estate	(2,687)	(1,014)	(3,701)
Home equity lines of credit	888	(293)	595
Construction and land	3,456	(4,626)	(1,170)
Other	146	(203)	(57)
Loans held for sale	1,890	318	2,208
	$55,583	$(83,809)	$(28,226)
Interest expense:
Deposits:
Money market	$16,197	(39,864)	$(23,667)
Time deposits	1,239	—	1,239
Demand deposits	(7,650)	(6,874)	(14,524)
Savings	10	—	10
Other borrowings	459	(157)	302
	$10,255	$(46,895)	$(36,640)

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

For the three months ended March 31, 2025, interest revenue of $436.7 million was generated from average interest-earning assets of $31.3 billion at an average interest rate of 5.58%. Interest revenue of $465.0 million for the comparable period in 2024 was generated from average interest-earning assets of $30.2 billion at an average interest rate of 6.16%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended March 31, 2025, interest expense of $194.5 million was incurred from average interest-bearing liabilities of $28.7 billion at an average interest rate of 2.71%. Interest expense of $231.1 million for the comparable period in 2024 was incurred from average interest-bearing liabilities of $27.7 billion at an average interest rate of 3.34%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2025, Global Wealth Management non-interest expenses increased 44.9% to $724.2 million from $499.8 million for the comparable period in 2024.

Compensation and benefits – For the three months ended March 31, 2025, compensation and benefits expense increased 8.4% to $422.3 million from $389.5 million during the comparable period in 2024. The increase is primarily attributable to higher variable compensation expense.

Compensation and benefits expense as a percentage of net revenues was 49.6% for the three months ended March 31, 2025, compared to 49.3% for the comparable period in 2024. The increase is primarily attributable to higher compensable revenues over the comparable period in 2024.

Occupancy and equipment rental – For the three months ended March 31, 2025, occupancy and equipment rental expense increased 2.8% to $44.5 million from $43.3 million during the comparable period in 2024. The increase is primarily attributable to higher data processing expense, occupancy costs, and furniture and equipment expenses associated with an increase in business activity.

Communications and office supplies – For the three months ended March 31, 2025, communications and office supplies expense decreased 1.0% to $16.4 million from $16.5 million during the comparable period in 2024. The decrease is primarily attributable to lower telecommunication expenses, partially offset by higher postage and shipping expenses.

Commissions and floor brokerage – For the three months ended March 31, 2025, commissions and floor brokerage expense increased 12.1% to $7.2 million from $6.4 million during the comparable period in 2024. The increase is primarily attributable to higher processing fees and clearing expenses.

Provision for credit losses – For the three months ended March 31, 2025, provision for credit losses increased 141.9% to $12.0 million from $5.0 million during the comparable period in 2024. The increase is primarily attributable to an increase in reserves driven by loan growth and changes in the outlook for macroeconomic conditions.

Other operating expenses – For the three months ended March 31, 2025, other operating expenses increased 469.1% to $221.7 million from $39.0 million during the comparable period in 2024. The increase is primarily attributable to increases in legal-related expenses, subscription costs, and professional fees, partially offset by lower bank service charges, insurance expenses, and travel-related expenses. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2025, income before income taxes decreased 56.5% to $126.4 million from $290.7 million during the comparable period in 2024.

Profit margins (income before income taxes as a percent of net revenues) have decreased to 14.9% for the three months ended March 31, 2025, from 36.8% during the comparable period in 2024, primarily due to elevated reserves for legal matters and higher provisions for credit losses recorded in the first quarter of 2025.

Results of Operations – Institutional Group

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$67,844	$64,259	5.6	17.6%	18.3%
Principal transactions	81,091	78,478	3.3	21.1	22.3
Transactional revenues	148,935	142,737	4.3	38.7	40.6
Capital raising	94,564	90,417	4.6	24.6	25.7
Advisory	137,470	119,252	15.3	35.7	34.0
Investment banking	232,034	209,669	10.7	60.3	59.7
Interest	9,052	6,332	43.0	2.4	1.8
Other income	7,562	3,634	108.1	1.9	1.0
Total revenues	397,583	362,372	9.7	103.3	103.1
Interest expense	12,654	10,996	15.1	3.3	3.1
Net revenues	384,929	351,376	9.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	252,585	215,749	17.1	65.6	61.4
Occupancy and equipment rental	20,847	22,121	(5.8)	5.4	6.3
Communication and office supplies	26,934	25,159	7.1	7.0	7.2
Commissions and floor brokerage	9,606	9,342	2.8	2.5	2.7
Other operating expenses	47,526	41,896	13.4	12.4	11.8
Total non-interest expenses	357,498	314,267	13.8	92.9	89.4
Income before income taxes	$27,431	$37,109	(26.1)	7.1%	10.6%

NET REVENUES

For the three months ended March 31, 2025, Institutional Group net revenues increased 9.5% to $384.9 million from $351.4 million for the comparable period in 2024. The increase in net revenues was primarily attributable to higher advisory, capital-raising, and transactional revenues.

Commissions – For the three months ended March 31, 2025, commission revenues increased 5.6% to $67.8 million from $64.3 million in the comparable period in 2024.

Principal transactions – For the three months ended March 31, 2025, principal transactions revenues increased 3.3% to $81.1 million from $78.5 million in the comparable period in 2024.

Transactional revenues – For the three months ended March 31, 2025, institutional transactional revenues increased 4.3% to $148.9 million from $142.7 million in the comparable period in 2024.

For the three months ended March 31, 2025, fixed income institutional transactional revenues increased 0.8% to $89.3 million from $88.6 million in the comparable period in 2024. The increase in fixed income institutional transactional revenues is primarily attributable to increased activity in securitized products, partially offset by lower levels of activity in credit products.

For the three months ended March 31, 2025, equity institutional transactional revenues increased 10.2% to $59.6 million from $54.1 million during the comparable period in 2024. The increase in equity institutional transactional revenues is primarily attributable to higher volumes due to increased market volatility.

Investment banking – For the three months ended March 31, 2025, investment banking revenues increased 10.7% to $232.0 million from $209.7 million during the comparable period in 2024.

For the three months ended March 31, 2025, capital-raising revenues increased 4.6% to $94.6 million from $90.4 million in the comparable period in 2024.

For the three months ended March 31, 2025, equity capital-raising revenues increased 21.6% to $49.0 million from $40.3 million during the comparable period in 2024 driven by higher volumes.

For the three months ended March 31, 2025, fixed income capital-raising revenues decreased 9.1% to $45.6 million from $50.1 million during the comparable period in 2024. The decrease is primarily attributable to lower bond issuances.

For the three months ended March 31, 2025, advisory revenues increased 15.3% to $137.5 million from $119.3 million in the comparable period in 2024. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable period in 2024.

Interest – For the three months ended March 31, 2025, interest increased 43.0% to $9.1 million from $6.3 million in the comparable period in 2024.

Other income – For the three months ended March 31, 2025, other income increased 108.1% to $7.6 million from $3.6 million in the comparable period in 2024. The increase is primarily attributable to an increase in rental income generated from our aircraft engine leasing business.

Interest expense – For the three months ended March 31, 2025, interest expense increased 15.1% to $12.7 million from $11.0 million in the comparable period in 2024. The increase is primarily attributable to an increase in inventory levels.

NON-INTEREST EXPENSES

For the three months ended March 31, 2025, Institutional Group non-interest expenses increased 13.8% to $357.5 million from $314.3 million for the comparable period in 2024.

Compensation and benefits – For the three months ended March 31, 2025, compensation and benefits expense increased 17.1% to $252.6 million from $215.7 million during the comparable period in 2024. The increase is driven by higher variable compensation expense as a result of an improving operating environment and higher fixed compensation expenses in our international operations.

Compensation and benefits expense as a percentage of net revenues was 65.6% for the three months ended March 31, 2025, compared to 61.4% for the comparable period in 2024. The increase is primarily attributable to higher fixed compensation expenses in our international operations.

Occupancy and equipment rental – For the three months ended March 31, 2025, occupancy and equipment rental expense decreased 5.8% to $20.8 million from $22.1 million during the comparable period in 2024. The decrease is attributable to lower furniture and equipment costs, occupancy expenses, and data processing costs.

Communications and office supplies – For the three months ended March 31, 2025, communications and office supplies expense increased 7.1% to $26.9 million from $25.2 million during the comparable period in 2024. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended March 31, 2025, commissions and floor brokerage expense increased 2.8% to $9.6 million from $9.3 million during the comparable period in 2024. The increase is primarily attributable to higher transaction fees.

Other operating expenses – For the three months ended March 31, 2025, other operating expenses increased 13.4% to $47.5 million from $41.9 million during the comparable period in 2024. The increase is primarily attributable to higher litigation-related expenses, licensing costs, investment banking transaction expenses, travel and conference-related expenses, and professional fees, partially offset by lower dues and assessment expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2025, income before income taxes for the Institutional Group segment decreased 26.1% to $27.4 million from $37.1 million during the comparable period in 2024.

Profit margins (income before income taxes as a percentage of net revenues) have decreased to 7.1% for the three months ended March 31, 2025, from 10.6% during the comparable period in 2024 driven by higher fixed compensation expenses in our international operations and higher litigation-related expenses.

Results of Operations – Other Segment

Three months ended March 31, 2025 Compared with Three months ended March 31, 2024

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Net revenues	$19,981	$21,162	(5.6)%
Non-interest expenses:
Compensation and benefits:
Core business-related	53,286	68,877	(22.6)
Acquisition-related	4,056	5,533	(26.7)
Total compensation and benefits	57,342	74,410	(22.9)
Other operating expenses:
Core business-related	44,492	49,297	(9.7)
Acquisition-related	8,619	6,621	30.2
Total other operating expenses	53,111	55,918	(5.0)
Total non-interest expenses	110,453	130,328	(15.2)
Loss before income taxes	$(90,472)	$(109,166)	(17.1)%

For the three months ended March 31, 2025, non-interest expenses decreased 15.2% to $110.5 million from $130.3 million in 2024. The decrease is primarily attributable to a decrease in variable compensation.

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

For the three months ended March 31, 2025, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 4.3% to $12.7 million from $12.2 million in 2024.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $40.4 billion, were up 1.2% over December 31, 2024. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2025, our liabilities were comprised primarily of deposits of $29.6 billion at Stifel Bancorp, senior notes, net of debt issuance costs, of $616.8 million, lease liabilities of $844.3 million, payables to customers of $473.8 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $838.7 million, and accrued employee compensation of $399.4 million. To meet our obligations to clients and operating needs, we had $13.5 billion of cash or assets readily convertible into cash at March 31, 2025.

Cash Flow

Cash and cash equivalents increased $77.7 million to $2.73 billion at March 31, 2025, from $2.65 billion at December 31, 2024. Operating activities used cash of $211.2 million. Investing activities used cash of $172.5 million due to investment securities purchases and fixed asset purchases, partially offset by proceeds from principal paydowns of investment securities. Financing activities provided cash of $456.5 million primarily due to an increase in bank deposits, securities loaned, and securities sold under agreement to repurchase, partially offset by tax payments related to shares withheld for stock-based compensation, repurchases of our common stock, and dividends paid on our common and preferred stock.

Liquidity and Capital Resources

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events. In times of market stress or uncertainty, we generally maintain higher levels of capital and liquidity, including increased cash levels at our bank subsidiaries, to ensure we have adequate funding to support our business and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements, and conservative internal management targets.

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

As of March 31, 2025, we had $40.4 billion in assets, $13.5 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,725,992	$2,648,308
Receivables from brokers, dealers, and clearing organizations	438,159	486,465
Securities purchased under agreements to resell	642,850	528,976
Financial instruments owned at fair value	1,365,632	1,109,507
Available-for-sale securities at fair value	1,613,304	1,584,598
Held-to-maturity securities at amortized cost	6,716,753	6,524,954
Investments	30,960	30,785
Total cash and assets readily convertible to cash	$13,533,650	$12,913,593

As of March 31, 2025 and December 31, 2024, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2025		December 31, 2024
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$125,787	$—	$142,901	$—
Financial instruments owned at fair value	684,561	684,561	580,170	580,170
Investment portfolio (AFS & HTM)	—	3,354,627	—	3,019,850
	$810,348	$4,039,188	$723,071	$3,600,020

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At March 31, 2025, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See

Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2025, the maximum number of shares that may yet be purchased under this plan was 9.2 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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

The assumptions utilized in the Company’s liquidity stress tests include, but are not limited to, the following:

•
No government support
•
No access to equity and unsecured debt markets within the stress time horizon
•
Higher haircuts and significantly lower availability of secured funding
•
Additional collateral that would be required by trading counter-parties, certain exchanges, and clearing organizations related to credit rating downgrades
•
Client cash withdrawals and inability to accept new deposits
•
Increased demand from customers on the funding of loans and lines of credit

At March 31, 2025, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2025, available cash and highly liquid investments comprised approximately 17% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.73 billion of cash and cash equivalents at March 31, 2025, compared to $2.65 billion at December 31, 2024. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.61 billion in available-for-sale investment securities at March 31, 2025, compared to $1.58 billion at December 31, 2024. As of March 31, 2025, the weighted-average life of the investment securities portfolio was approximately 1.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of March 31, 2025, we had $29.6 billion in deposits compared to $29.1 billion at

December 31, 2024. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $26.2 billion and $27.1 billion at March 31, 2025 and December 31, 2024, respectively, which includes $16.4 billion and $17.1 billion, respectively, of client cash in our Smart Rate program. The decrease in money market deposits during the first quarter of 2025 was primarily driven by typical seasonality related to income tax payments. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, securities lending arrangements, repurchase agreements, advances from the Federal Home Loan Bank, term loans, and committed bank line financing on an unsecured basis. We borrow from various banks on a demand basis with company-owned securities pledged as collateral. We also have an unsecured, committed bank line available.

Our uncommitted secured lines of credit at March 31, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $75.0 million during the three months ended March 31, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2025, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At March 31, 2025, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.8 billion at March 31, 2025 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2025, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $4.9 billion with the Fed’s discount window at March 31, 2025. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $26.2 billion at March 31, 2025. At March 31, 2025, there was $27.4 billion in client money market and FDIC-insured product balances.

Public Offering of Senior Notes – On October 4, 2017, we completed the pricing of a registered underwritten public offering of $200.0 million in aggregate principal amount of 5.20% senior notes due October 2047. Interest on the senior notes is payable quarterly in arrears in January, April, July, and October. We may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. On October 27, 2017, we completed the sale of an additional $25.0 million aggregate principal amount of Notes pursuant to the over-allotment option. In October 2017, we received a BBB- rating on the notes.

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

Use of Capital Resources

We have paid $27.1 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2025. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2025, and the years ended December 31, 2026, 2027, 2028, 2029, and thereafter are $127.5 million, $128.5 million, $108.6 million, $94.8 million, $66.8 million, and $144.4 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At March 31, 2025, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 11.7 million, of which 10.6 million were unvested. At March 31, 2025, there was unrecognized compensation cost for deferred awards of approximately $866.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2025, and the years ended December 31, 2026, 2027, 2028, 2029, and thereafter are $203.2 million, $231.3 million, $171.5 million, $120.0 million, $80.3 million, and $59.9 million, respectively. These estimates could change if our forfeitures change from historical levels.

The Company’s Board of Directors authorized a 10% increase in common stock dividend starting in the first quarter of 2025. On January 25, 2025, the Company’s Board of Directors declared a cash dividend on shares of the Company’s common stock of $0.46 per share, payable March 17, 2025, to shareholders of record at the close of business on March 3, 2025.

On January 25, 2025, the Company’s Board of Directors declared a quarterly cash dividend on the outstanding shares of the Company’s preferred stock payable on March 17, 2025 to shareholders of record on March 3, 2025.

On April 7, 2025, the Company completed the acquisition of a portion of B. Riley Financial, Inc.’s traditional wealth management business, a deal that added 36 advisors with approximately $4 billion in assets under management. Consideration for this transaction consisted of cash from operations.

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

At March 31, 2025, Stifel had net capital of $294.1 million, which was 25.7% of aggregate debit items and $271.2 in excess of its minimum required net capital. At March 31, 2025, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2025, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2025, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At March 31, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

We believe that the assumptions, judgments, and estimates involved in the significant accounting policies identified below have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make assumptions, judgments, and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. There have not been any material updates to our critical accounting policies and estimates.

The following are our critical accounting policies and estimates:

•
Valuation of Financial Instruments
•
Contingencies
•
Allowance for Credit Losses
•
Income Taxes
•
Goodwill and Intangible Assets

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the Notes to Consolidated Financial Statements in the 2024 Form 10-K for additional information on our critical accounting policies and estimates.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2025, and the daily VaR at March 31, 2025 and December 31, 2024 (in thousands):

	Three Months Ended March 31, 2025			VaR Calculation at
	High	Low	Daily Average	March 31, 2025	December 31, 2024
Daily VaR	$13,850	$7,287	$10,194	$9,235	$8,563

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

The following table illustrates the estimated change in net interest income at March 31, 2025, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	3.1%
+100	1.6
0	—
-100	(1.1)
-200	(3.1)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2025 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years		5+ Years
Interest-earning assets:
Loans	$12,784,296	$607,127		$5,078,270	$2,953,781
Securities	6,764,353	359,343		604,004	824,148
Interest-bearing cash	1,858,888	—		—	—
	$21,407,537	$966,470		$5,682,274	$3,777,929
Interest-bearing liabilities:
Transaction accounts and savings	$29,180,478	$—		$—	$—
Borrowings	140,872	—		—	—
Certificates of deposit	26,424	5		—	—
	$29,347,774	$5	$		$—
GAP	(7,940,237)	966,465		5,682,274	3,777,929
Cumulative GAP	$(7,940,237)	$(6,973,772)		$(1,291,498)	$2,486,431

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2025, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.1 billion and the fair value of the collateral that had been sold or repledged was $684.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2025 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2025.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2025. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 - 31, 2025	30,000	$106.01	30,000	10,080,793
February 1 - 28, 2025	295,000	107.98	295,000	9,785,793
March 1 - 31, 2025	600,000	96.90	600,000	9,185,793
	925,000	$100.73	925,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2025, the maximum number of shares that may yet be purchased under this plan was 9.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Stifel Financial Corp. Wealth Accumulation Plan (2025 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 7, 2025.

10.2

Stifel Financial Corp. Restricted Stock Unit Award Agreement (Performance RSUs), incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 7, 2025.

10.3	Stifel Financial Corp. Deferred Award Agreement, incorporated herein by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 7, 2025.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024; (vi) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

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

Date: May 7, 2025