Form 10-Q
period 2025-06-30
STIFEL FINANCIAL CORP
filed 2025-08-06
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - July 31, 2025
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	102,173,406
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2025	December 31, 2024
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$1,857,669	$2,648,308
Cash segregated for regulatory purposes	68,394	29,895
Receivables:
Brokerage clients, net	916,496	897,363
Brokers, dealers, and clearing organizations	637,057	486,465
Securities purchased under agreements to resell	637,530	528,976
Financial instruments owned, at fair value	1,343,513	1,169,008
Available-for-sale securities, at fair value	1,546,392	1,584,598
Held-to-maturity securities, at amortized cost	6,584,925	6,524,954
Loans:
Held for investment, net	20,647,094	20,731,796
Held for sale, at lower of cost or market	800,766	578,980
Investments, at fair value	78,572	75,358
Fixed assets, net	197,053	193,156
Operating lease right-of-use assets, net	814,952	809,174
Goodwill	1,478,887	1,395,218
Intangible assets, net	115,455	113,574
Loans and advances to financial advisors and other employees, net	746,007	682,196
Deferred tax assets, net	185,167	152,378
Other assets	1,203,724	1,294,143
Total assets	$39,859,653	$39,895,540
Liabilities
Payables:
Brokerage clients	$579,161	$468,773
Brokers, dealers, and clearing organizations	447,632	215,249
Drafts	106,723	126,770
Securities sold under agreements to repurchase	719,432	580,170
Bank deposits	28,673,063	29,102,227
Financial instruments sold, but not yet purchased, at fair value	819,555	646,271
Accrued compensation	561,252	790,194
Lease liabilities, net	876,872	867,426
Accounts payable and accrued expenses	801,948	735,072
Senior notes	617,030	616,618
Debentures to Stifel Financial Capital Trusts	60,000	60,000
Total liabilities	34,262,668	34,208,770
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,688 and 111,662,571 shares, respectively	16,749	16,749
Additional paid-in-capital	1,837,783	1,895,568
Retained earnings	3,813,207	3,794,609
Accumulated other comprehensive loss	(34,200)	(75,638)
Treasury stock, at cost, 9,472,822 and 9,491,204 shares, respectively	(721,554)	(629,518)
Total equity	5,596,985	5,686,770
Total liabilities and equity	$39,859,653	$39,895,540

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Commissions	$200,669	$183,317	$394,339	$368,793
Principal transactions	172,603	153,574	314,263	292,588
Investment banking	233,460	233,281	471,402	447,230
Asset management	403,608	380,757	813,149	748,233
Interest	477,056	498,152	952,688	1,004,980
Other income	3,690	16,180	14,271	21,130
Total revenues	1,491,086	1,465,261	2,960,112	2,882,954
Interest expense	206,800	247,329	420,357	501,984
Net revenues	1,284,286	1,217,932	2,539,755	2,380,970
Non-interest expenses:
Compensation and benefits	774,936	722,719	1,507,156	1,402,414
Occupancy and equipment rental	95,678	89,852	186,444	178,564
Communications and office supplies	47,847	48,181	97,360	95,548
Commissions and floor brokerage	17,146	14,383	33,952	30,150
Provision for credit losses	8,328	2,954	20,348	8,222
Other operating expenses	126,531	112,949	417,311	220,487
Total non-interest expenses	1,070,466	991,038	2,262,571	1,935,385
Income from operations before income tax expense	213,820	226,894	277,184	445,585
Provision for income taxes	58,765	61,600	69,137	116,716
Net income	155,055	165,294	208,047	328,869
Preferred dividends	9,321	9,321	18,641	18,641
Net income available to common shareholders	$145,734	$155,973	$189,406	$310,228

Earnings per common share:
Basic	$1.41	$1.50	$1.82	$2.98
Diluted	$1.34	$1.41	$1.73	$2.82

Cash dividends declared per common share	$0.46	$0.42	$0.92	$0.84

Weighted-average number of common shares outstanding:
Basic	103,349	104,150	104,049	104,217
Diluted	108,847	110,285	109,791	110,156

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$155,055	$165,294	$208,047	$328,869
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	9,016	(33)	29,830	(8,237)
Foreign currency translation adjustment	8,535	(574)	11,608	(2,218)
Total other comprehensive income/(loss), net of tax	17,551	(607)	41,438	(10,455)
Comprehensive income	$172,606	$164,687	$249,485	$318,414

(1)
Net of a tax expense of $6.7 million and tax benefit of $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Net of a tax expense of $13.8 million and tax benefit of $3.7 million for the six months ended June 30, 2025 and 2024, respectively.
(2)
There were no reclassifications to earnings for the six months ended June 30, 2025 and 2024.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2025	2024
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,811,493	1,805,717
Unit amortization, net of forfeitures	34,849	38,812
Distributions under employee plans	(8,453)	(7,893)
Other	(106)	(75)
Balance, end of period	1,837,783	1,836,561
Retained earnings:
Balance, beginning of period	3,720,504	3,414,744
Net income	155,055	165,294
Dividends declared:
Common	(52,707)	(48,812)
Preferred	(9,321)	(9,321)
Distributions under employee plans	(324)	(885)
Other	—	(5)
Balance, end of period	3,813,207	3,521,015
Accumulated other comprehensive loss:
Balance, beginning of period	(51,751)	(84,174)
Unrealized gains/(losses) on securities, net of tax	9,016	(33)
Foreign currency translation adjustment, net of tax	8,535	(574)
Balance, end of period	(34,200)	(84,781)
Treasury stock, at cost:
Balance, beginning of period	(643,809)	(564,095)
Distributions under employee plans	5,293	5,355
Common stock repurchased	(83,038)	(17,597)
Balance, end of period	(721,554)	(576,337)
Total Shareholders' Equity	$5,596,985	$5,398,207

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,895,568	1,905,097
Unit amortization, net of forfeitures	81,737	80,969
Distributions under employee plans	(139,365)	(149,698)
Other	(157)	193
Balance, end of period	1,837,783	1,836,561
Retained earnings:
Balance, beginning of period	3,794,609	3,398,610
Net income	208,047	328,869
Dividends declared:
Common	(105,485)	(97,420)
Preferred	(18,641)	(18,641)
Distributions under employee plans	(65,377)	(90,845)
Other	54	442
Balance, end of period	3,813,207	3,521,015
Accumulated other comprehensive loss:
Balance, beginning of period	(75,638)	(74,326)
Unrealized gains/(losses) on securities, net of tax	29,830	(8,237)
Foreign currency translation adjustment, net of tax	11,608	(2,218)
Balance, end of period	(34,200)	(84,781)
Treasury stock, at cost:
Balance, beginning of period	(629,518)	(636,699)
Distributions under employee plans	84,175	138,669
Common stock repurchased	(176,211)	(78,307)
Balance, end of period	(721,554)	(576,337)
Total Shareholders' Equity	$5,596,985	$5,398,207

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$208,047	$328,869
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	30,281	32,372
Amortization of loans and advances to financial advisors and other employees	70,918	76,901
Amortization of premium on investment portfolio	3,660	4,484
Provision for credit losses and allowance for loans and advances to financial advisors and other employees	20,348	8,222
Amortization of intangible assets	10,937	11,838
Deferred income taxes	(42,923)	(21,336)
Stock-based compensation	93,481	85,189
(Gains)/losses on sale of investments	(4,468)	443
Gain on sale of leased aircraft engines	(32,063)	(19,763)
Other, net	(2,101)	(4,476)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(19,799)	877
Brokers, dealers, and clearing organizations	(150,592)	(11,074)
Securities purchased under agreements to resell	(108,554)	(89,690)
Financial instruments owned	(174,505)	(342,475)
Loans originated as held for sale	(986,234)	(1,030,487)
Proceeds from loans held for sale	1,403,477	1,152,686
Loans and advances to financial advisors and other employees	(127,850)	(127,006)
Other assets	69,236	19,821
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	110,388	(226,068)
Brokers, dealers, and clearing organizations	11,310	(59,998)
Drafts	(20,047)	(38,975)
Financial instruments sold, but not yet purchased	173,284	136,570
Other liabilities and accrued expenses	(139,949)	(19,738)
Net cash provided by/(used in) operating activities	$396,282	$(132,814)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, maturities, and calls of available-for-sale securities	$165,343	$115,288
Principal paydowns, maturities, and calls of held-to-maturity securities	845,032	702,309
Sale or maturity of investments	8	5,203
Sale of leased aircraft engines	77,803	36,978
Increase in loans held for investment, net	(573,871)	(208,203)
Payments for:
Purchase of fixed assets	(31,405)	(43,588)
Purchase of available-for-sale securities	(90,408)	(162,756)
Purchase of held-to-maturity securities	(904,935)	(872,900)
Purchase of investments	(1,454)	(5,670)
Acquisitions, net of cash received	(72,591)	(752)
Net cash used in investing activities	(586,478)	(434,091)
Cash Flows From Financing Activities:
Payment of contingent consideration	(190)	(753)
Increase in securities sold under agreements to repurchase	139,262	177,176
Decrease in bank deposits, net	(429,164)	(194,826)
Increase in securities loaned	221,073	21,109
Repayment of short term debt	(75,056)	—
Tax payments related to shares withheld for stock-based compensation plans	(119,068)	(102,231)
Repurchase of common stock	(176,211)	(78,307)
Cash dividends on preferred stock	(18,641)	(18,641)
Cash dividends paid to common stock and equity-award holders	(115,557)	(101,293)
Net cash used in financing activities	(573,552)	(297,766)
Effect of exchange rate changes on cash	11,608	(2,218)
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(752,140)	(866,889)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,678,203	3,523,849
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,926,063	$2,656,960
Supplemental disclosure of cash flow information:
Cash paid for interest	$426,513	$507,624
Cash paid for income taxes, net of refunds	81,595	150,990
Noncash investing and financing activities:
Transfer of loans held for investment to held for sale	638,165	155,651
Unit grants, net of forfeitures	228,370	148,501

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,857,669	$2,648,308
Cash segregated for regulatory purposes	68,394	29,895
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,926,063	$2,678,203

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

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $29.5 million and $31.7 million at June 30, 2025 and December 31, 2024, respectively.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2025 and December 31, 2024, included (in thousands):

	June 30, 2025	December 31, 2024
Deposits paid for securities borrowed	$342,130	$269,831
Receivable from clearing organizations	251,797	201,748
Securities failed to deliver	43,130	14,886
	$637,057	$486,465

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2025 and December 31, 2024, included (in thousands):

	June 30, 2025	December 31, 2024
Deposits received from securities loaned	$400,000	$178,928
Securities failed to receive	32,866	25,010
Payable to clearing organizations	14,766	11,311
	$447,632	$215,249

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$31,519	$18,368	$29,277	$19,509
Money market funds	5,061	—	1,932	—
Mutual funds	616	—	574	—
Private equity funds	289	—	344	—
Total	$37,485	$18,368	$32,127	$19,509

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity and fixed income securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income securities, and sovereign debt, included in other in the table below.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, are presented below (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$24,466	$24,466	$—	$—
U.S. government agency securities	122,226	—	122,226	—
Agency mortgage-backed securities	476,953	—	476,953	—
Asset-backed securities	113,938	—	112,904	1,034
Corporate securities:
Fixed income securities	285,451	33	285,418	—
Equity securities	59,147	59,127	20	—
State and municipal securities	213,226	—	213,226	—
Other (1)	48,106	—	8,296	39,810
Total financial instruments owned	1,343,513	83,626	1,219,043	40,844
Available-for-sale securities:
U.S. government agency securities	2,338	—	2,338	—
State and municipal securities	2,350	—	2,350	—
Mortgage-backed securities:
Agency	948,159	—	948,159	—
Commercial	41,656	—	41,656	—
Non-agency	168	—	168	—
Corporate fixed income securities	434,137	—	434,137	—
Asset-backed securities	117,584	—	117,584	—
Total available-for-sale securities	1,546,392	—	1,546,392	—
Investments:
Corporate equity securities	31,953	14,878	1	17,074
Auction rate securities	554	—	—	554
Other (2)	13,641	1	—	13,640
Investments in funds and partnerships measured at NAV	32,424
Total investments	78,572	14,879	1	31,268
Derivative contracts (3)	82,341	—	82,341	—
Subtotal	3,050,818	98,505	2,847,777	72,112
Cash equivalents measured at NAV	5,061
Total assets at fair value on a recurring basis	$3,055,879	$98,505	$2,847,777	$72,112

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$477,514	$477,514	$—	$—
Agency mortgage-backed securities	171,839	—	171,839	—
Corporate securities:
Fixed income securities	137,127	—	137,127	—
Equity securities	31,361	31,361	—	—
Other (4)	1,714	—	473	1,241
Total financial instruments sold, but not yet purchased	819,555	508,875	309,439	1,241
Derivative contracts (5)	82,353	—	82,353	—
Total liabilities at fair value on a recurring basis	$901,908	$508,875	$391,792	$1,241

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at March 31, 2025	$10,165	$43,359	$15,497	$552	$13,640
Unrealized gains	—	99	—	2	—
Realized losses	(942)	—	—	—	—
Purchases	—	1,170	1,577	—	—
Sales	(8,189)	—	—	—	—
Redemptions	—	(4,818)	—	—	—
Net change	(9,131)	(3,549)	1,577	2	—
Balance at June 30, 2025	$1,034	$39,810	$17,074	$554	$13,640

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30, 2025
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2024	$1,034	$58,467	$15,565	$558	$14,348
Unrealized gains/(losses)	—	151	—	(4)	47
Realized losses	(942)	—	(404)	—	(755)
Purchases	9,131	10,070	1,913	—	—
Sales	(8,189)	—	—	—	—
Redemptions	—	(28,878)	—	—	—
Net change	—	(18,657)	1,509	(4)	(708)
Balance at June 30, 2025	$1,034	$39,810	$17,074	$554	$13,640

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2025, relating to Level 3 assets still held at June 30, 2025, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2025 and December 31, 2024, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,857,669	$1,857,669	$2,648,308	$2,648,308
Cash segregated for regulatory purposes	68,394	68,394	29,895	29,895
Securities purchased under agreements to resell	637,530	637,530	528,976	528,976
Financial instruments owned	1,343,513	1,343,513	1,169,008	1,169,008
Available-for-sale securities	1,546,392	1,546,392	1,584,598	1,584,598
Held-to-maturity securities	6,584,925	6,602,463	6,524,954	6,547,647
Bank loans	20,647,094	20,168,196	20,731,796	20,229,458
Loans held for sale	800,766	800,766	578,980	578,980
Investments	78,572	78,572	75,358	75,358
Derivative contracts (1)	82,341	82,341	110,814	110,814
Financial liabilities:
Securities sold under agreements to repurchase	$719,432	$719,432	$580,170	$580,170
Bank deposits	28,673,063	26,896,637	29,102,227	27,164,580
Financial instruments sold, but not yet purchased	819,555	819,555	646,271	646,271
Senior notes	617,030	579,961	616,618	561,851
Debentures to Stifel Financial Capital Trusts	60,000	55,973	60,000	58,788
Derivative contracts (2)	82,353	82,353	110,825	110,825

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values and fair value hierarchy of financial instruments that are not recorded at fair value in the consolidated statements of financial condition or measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,852,608	$1,852,608	$—	$—
Cash segregated for regulatory purposes	68,394	68,394	—	—
Securities purchased under agreements to resell	637,530	—	637,530	—
Held-to-maturity securities	6,602,463	—	6,531,235	71,228
Bank loans	20,168,196	—	20,055,932	112,264
Loans held for sale	800,766	—	800,766	—
Financial liabilities:
Securities sold under agreements to repurchase	$719,432	$—	$719,432	$—
Bank deposits	26,896,637	—	26,896,637	—
Senior notes	579,961	579,961	—	—
Debentures to Stifel Financial Capital Trusts	55,973	—	—	55,973

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,646,376	$2,646,376	$—	$—
Cash segregated for regulatory purposes	29,895	29,895	—	—
Securities purchased under agreements to resell	528,976	—	528,976	—
Held-to-maturity securities	6,547,647	—	6,474,140	73,507
Bank loans	20,229,458	—	20,104,756	124,702
Loans held for sale	578,980	—	578,980	—
Financial liabilities:
Securities sold under agreements to repurchase	$580,170	$—	$580,170	$—
Bank deposits	27,164,580	—	27,164,580	—
Senior notes	561,851	561,851	—	—
Debentures to Stifel Financial Capital Trusts	58,788	—	—	58,788

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2025 and December 31, 2024.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2025 and December 31, 2024 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2025 and December 31, 2024 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Financial instruments owned:
U.S. government securities	$24,466	$20,045
U.S. government agency securities	122,226	149,479
Agency mortgage-backed securities	476,953	262,629
Asset-backed securities	113,938	113,033
Corporate securities:
Fixed income securities	285,451	274,207
Equity securities	59,147	50,787
State and municipal securities	213,226	229,342
Other (1)	48,106	69,486
	$1,343,513	$1,169,008
Financial instruments sold, but not yet purchased:
U.S. government securities	$477,514	$370,373
Agency mortgage-backed securities	171,839	65,946
Corporate securities:
Fixed income securities	137,127	174,425
Equity securities	31,361	34,437
Other (2)	1,714	1,090
	$819,555	$646,271

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans and sovereign debt.

At June 30, 2025 and December 31, 2024, financial instruments owned in the amount of $574.4 million and $597.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,424	$6	$(92)	$2,338
State and municipal securities	2,350	—	—	2,350
Mortgage-backed securities:
Agency	1,046,390	2,166	(100,397)	948,159
Commercial	42,050	—	(394)	41,656
Non-agency	175	—	(7)	168
Corporate fixed income securities	464,556	172	(30,591)	434,137
Asset-backed securities	118,101	67	(584)	117,584
	$1,676,046	$2,411	$(132,065)	$1,546,392
Held-to-maturity securities (2)
Asset-backed securities	$6,584,925	$20,747	$(3,209)	$6,602,463

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,407	$—	$(141)	$2,266
State and municipal securities	2,350	—	(1)	2,349
Mortgage-backed securities:
Agency	1,045,344	334	(124,115)	921,563
Commercial	69,430	—	(1,474)	67,956
Non-agency	206	—	(7)	199
Corporate fixed income securities	507,824	—	(43,832)	463,992
Asset-backed securities	127,148	202	(1,077)	126,273
	$1,754,709	$536	$(170,647)	$1,584,598
Held-to-maturity securities (2)
Asset-backed securities	$6,524,954	$26,498	$(3,805)	$6,547,647

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2025, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at June 30, 2025 and December 31, 2024 was $95.5 million and $106.8 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three and six months ended June 30, 2025 and 2024.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at June 30, 2025 and December 31, 2024 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$54,646	$54,345	$78,491	$78,080
After one year through three years	124,515	120,628	143,648	137,049
After three years through five years	21,243	19,193	—	—
After five years through ten years	382,457	354,549	395,884	352,736
After ten years	1,093,185	997,677	1,136,686	1,016,733
	$1,676,046	$1,546,392	$1,754,709	$1,584,598
Held-to-maturity securities
After three years through five years	141,294	141,647	91,184	91,238
After five years through ten years	2,509,599	2,516,024	3,063,278	3,075,645
After ten years	3,934,032	3,944,792	3,370,492	3,380,764
	$6,584,925	$6,602,463	$6,524,954	$6,547,647

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2025, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities
U.S. government agency securities	$—	$2,338	$—	$—	$2,338
State and municipal securities	—	2,350	—	—	2,350
Mortgage-backed securities:
Agency	—	136	84,568	863,455	948,159
Commercial	—	—	—	41,656	41,656
Non-agency	—	—	168	—	168
Corporate fixed income securities	54,345	134,997	244,795	—	434,137
Asset-backed securities	—	—	25,018	92,566	117,584
	$54,345	$139,821	$354,549	$997,677	$1,546,392
Held-to-maturity securities
Asset-backed securities	$—	$141,294	$2,509,599	$3,934,032	$6,584,925

At June 30, 2025 and December 31, 2024, securities of $818.3 million and $842.3 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2025 and December 31, 2024, securities of $2.5 billion and $2.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(92)	$1,870	$(92)	$1,870
Mortgage-backed securities:
Agency	(530)	53,565	(99,867)	617,052	(100,397)	670,617
Commercial	—	—	(394)	41,656	(394)	41,656
Non-agency	—	—	(7)	168	(7)	168
Corporate fixed income securities	—	—	(30,591)	413,966	(30,591)	413,966
Asset-backed securities	(75)	24,402	(509)	53,844	(584)	78,246
	$(605)	$77,967	$(131,460)	$1,128,556	$(132,065)	$1,206,523

At June 30, 2025, the amortized cost of 227 securities classified as available for sale exceeded their fair value by $132.1 million, of which $131.5 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at June 30, 2025, was $1.2 billion, which was 78.0% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses Moody’s credit ratings as the primary credit quality indicator for its held-to-maturity debt securities. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed. The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at June 30, 2025 (in thousands):

	AAA	AA	C	Total
Held-to-maturity securities
Asset-backed securities	$3,476,591	$3,107,987	$347	$6,584,925

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2025 and December 31, 2024 (in thousands, except percentages):

	June 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Residential real estate	$8,906,739	42.8%	$8,565,193	41.0%
Fund banking	3,910,070	18.8	3,854,222	18.5
Commercial and industrial	3,536,227	17.0	4,062,029	19.5
Securities-based loans	2,568,050	12.3	2,389,593	11.4
Construction and land	1,217,561	5.8	1,242,002	5.9
Commercial real estate	429,243	2.1	518,923	2.5
Home equity lines of credit	212,681	1.0	193,850	0.9
Other	41,714	0.2	53,933	0.3
Gross bank loans	20,822,285	100.0%	20,879,745	100.0%
Loans in process/(unapplied loan payments), net	(11,437)		(2,885)
Unamortized loan fees, net	(28,020)		(5,756)
Allowance for credit losses on loans	(135,734)		(139,308)
Loans held for investment, net	$20,647,094		$20,731,796

At June 30, 2025 and December 31, 2024, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $47.6 million and $39.6 million, respectively.

At June 30, 2025 and December 31, 2024, we had loans held for sale of $800.8 million and $579.0 million, respectively. For the three months ended June 30, 2025 and 2024, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $4.2 million and $1.5 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2025 and 2024, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $4.8 million and $2.9 million, respectively, from the sale of originated loans, net of fees and costs.

At June 30, 2025 and December 31, 2024, loans, primarily consisting of residential and commercial real estate loans of $8.2 billion and $7.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At June 30, 2025 and December 31, 2024, loans of $2.6 billion and $2.5 billion, respectively, were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at June 30, 2025 and December 21, 2024 was $90.6 million and $92.6 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2025 (in thousands).

	Three Months Ended June 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,294	$4,872	$(12,185)	$—	$84,981
Residential real estate	11,172	2,595	—	—	13,767
Construction and land	13,251	(397)	—	—	12,854
Fund banking	10,246	702	—	—	10,948
Commercial real estate	9,366	(571)	—	—	8,795
Securities-based loans	2,928	200	—	—	3,128
Home equity lines of credit	170	490	—	—	660
Other	634	(34)	—	1	601
	$140,061	$7,857	$(12,185)	$1	$135,734

	Six Months Ended June 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,698	$16,274	$(23,991)	$—	$84,981
Residential real estate	11,061	2,706	—	—	13,767
Construction and land	12,866	(12)	—	—	12,854
Fund banking	10,792	156	—	—	10,948
Commercial real estate	8,057	738	—	—	8,795
Securities-based loans	2,917	211	—	—	3,128
Home equity lines of credit	317	343	—	—	660
Other	600	(8)	—	9	601
	$139,308	$20,408	$(23,991)	$9	$135,734

During the three months ended June 30, 2025, we recorded $8.3 million of net credit loss reserves, including $7.9 million of the reserve for credit losses for funded loans and $0.4 million of the reserve for unfunded lending commitments. During the six months ended June 30, 2025, we recorded $20.3 million of net credit loss reserves, including $20.4 million of the reserve for credit losses for funded loans, partially offset by a release of $0.1 million of the allowance for unfunded lending commitments. During the three months ended June 30, 2024, we recorded $3.0 million of net credit loss reserves, including $6.8 million of the reserve for credit losses for funded loans, partially offset by a release of $3.9 million of the allowance for unfunded lending commitments. During the six months ended June 30, 2024, we recorded $8.2 million of net credit loss reserves, including $11.4 million of the reserve for credit losses for funded loans and $0.3 million related to employee retention awards, partially offset by a release of $3.5 million of the allowance for unfunded lending commitments. The provision for unfunded lending agreements is included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2024 (in thousands).

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

The following tables present the aging of the recorded investment in past due loans at June 30, 2025 and December 31, 2024 by portfolio segment (in thousands):

	As of June 30, 2025
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$17,780	$14,647	$32,427	$8,874,312	$8,906,739
Fund banking	—	—	—	3,910,070	3,910,070
Commercial and industrial	13,138	80,871	94,009	3,442,218	3,536,227
Securities-based loans	3,434	—	3,434	2,564,616	2,568,050
Construction and land	—	—	—	1,217,561	1,217,561
Commercial real estate	—	—	—	429,243	429,243
Home equity lines of credit	2,140	1,516	3,656	209,025	212,681
Other	13	81	94	41,620	41,714
Total	$36,505	$97,115	$133,620	$20,688,665	$20,822,285

	As of June 30, 2025*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$99,955	$742	$100,697
Construction and land	—	40,408	40,408
Residential real estate	6,314	8,333	14,647
Home equity lines of credit	409	1,107	1,516
Other	54	26	80
Total	$106,732	$50,616	$157,348

* There were no loans past due 90 days and still accruing interest at June 30, 2025.

	As of December 31, 2024
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$12,057	$4,273	$16,330	$8,548,863	$8,565,193
Commercial and industrial	59,396	27,190	86,586	3,975,443	4,062,029
Fund banking	—	—	—	3,854,222	3,854,222
Securities-based loans	—	—	—	2,389,593	2,389,593
Construction and land	—	—	—	1,242,002	1,242,002
Commercial real estate	—	—	—	518,923	518,923
Home equity lines of credit	640	315	955	192,895	193,850
Other	7	78	85	53,848	53,933
Total	$72,100	$31,856	$103,956	$20,775,789	$20,879,745

	As of December 31, 2024*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$76,254	$13,504	$89,758
Construction and land	—	41,412	41,412
Commercial real estate	—	25,441	25,441
Residential real estate	1,433	2,463	3,896
Home equity lines of credit	201	114	315
Other	78	—	78
Total	$77,966	$82,934	$160,900

* There were no loans past due 90 days and still accruing interest at December 31, 2024.

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and six months ended June 30, 2025 and 2024 were not material.

The gross interest income related to individually evaluated loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2025 and 2024, were immaterial to the consolidated financial statements.

Credit quality indicators

As of June 30, 2025, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At June 30, 2025 and December 31, 2024, 96.9% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,886,152	$5,940	$14,647	$—	$8,906,739
Fund banking	3,910,070	—	—	—	3,910,070
Commercial and industrial	3,265,210	121,004	49,316	100,697	3,536,227
Securities-based loans	2,568,050	—	—	—	2,568,050
Construction and land	1,177,153	—	—	40,408	1,217,561
Commercial real estate	355,787	—	73,456	—	429,243
Home equity lines of credit	210,766	399	1,516	—	212,681
Other	41,633	—	—	81	41,714
Total	$20,414,821	$127,343	$138,935	$141,186	$20,822,285

	As of December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,557,320	$3,600	$4,273	$—	$8,565,193
Commercial and industrial	3,662,866	169,637	152,515	77,011	4,062,029
Fund banking	3,854,222	—	—	—	3,854,222
Securities-based loans	2,389,593	—	—	—	2,389,593
Construction and land	1,200,590	—	—	41,412	1,242,002
Commercial real estate	437,062	—	56,420	25,441	518,923
Home equity lines of credit	193,535	—	315	—	193,850
Other	53,855	—	—	78	53,933
Total	$20,349,043	$173,237	$213,523	$143,942	$20,879,745

	Term Loans Amortized Cost Basis by Origination Year – June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$815,620	$1,134,065	$977,121	$2,351,827	$2,069,696	$1,537,823	$—	$8,886,152
Special Mention	—	—	—	2,787	—	3,153	—	5,940
Substandard	—	—	—	7,495	5,130	2,022	—	14,647
Doubtful	—	—	—	—	—	—	—	—
	$815,620	$1,134,065	$977,121	$2,362,109	$2,074,826	$1,542,998	$—	$8,906,739
Fund banking:
Pass	$20,179	$6,032	$592	$25,111	$—	$225	$3,857,931	$3,910,070
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$20,179	$6,032	$592	$25,111	$—	$225	$3,857,931	$3,910,070
Commercial and industrial:
Pass	$314,896	$657,510	$309,514	$543,481	$391,234	$167,669	$880,906	$3,265,210
Special Mention	—	34,162	—	14,724	18,310	12,394	41,414	121,004
Substandard	—	2,361	5,532	17,625	10,834	686	12,278	49,316
Doubtful	—	2,128	—	47,313	35,360	—	15,896	100,697
	$314,896	$696,161	$315,046	$623,143	$455,738	$180,749	$950,494	$3,536,227
Securities-based loans:
Pass	$10,413	$3,872	$11,415	$1,712	$1,639	$80,755	$2,458,244	$2,568,050
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$10,413	$3,872	$11,415	$1,712	$1,639	$80,755	$2,458,244	$2,568,050
Construction and land:
Pass	$—	$56,345	$259,670	$491,893	$198,348	$170,897	$—	$1,177,153
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	40,408	—	40,408
	$—	$56,345	$259,670	$491,893	$198,348	$211,305	$—	$1,217,561
Commercial real estate:
Pass	$—	$4,642	$35,144	$215,959	$20,346	$79,696	$—	$355,787
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	56,360	17,096	—	—	73,456
Doubtful	—	—	—	—	—	—	—	—
	$—	$4,642	$35,144	$272,319	$37,442	$79,696	$—	$429,243
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$210,766	$210,766
Special Mention	—	—	—	—	—	—	399	399
Substandard	—	—	—	—	—	—	1,516	1,516
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$212,681	$212,681
Other:
Pass	$—	$4,222	$—	$3,991	$—	$20,000	$13,420	$41,633
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	81	81
	$—	$4,222	$—	$3,991	$—	$20,000	$13,501	$41,714

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2024	Adjustments	Write-off	June 30, 2025
Goodwill
Global Wealth Management	$335,009	$17,388	$—	$352,397
Institutional Group	1,060,209	66,281	—	1,126,490
	$1,395,218	$83,669	$—	$1,478,887

	December 31, 2024	Adjustments	Amortization	June 30, 2025
Intangible assets
Global Wealth Management	$24,385	$5,031	$(1,863)	$27,553
Institutional Group	89,189	7,787	(9,074)	87,902
	$113,574	$12,818	$(10,937)	$115,455

The adjustments to goodwill and intangible assets during the six months ended June 30, 2025 are primarily attributable to the following:

On April 7, 2025, the Company completed the acquisition of a portion of B. Riley Financial, Inc.’s traditional wealth management business. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The goodwill and customer relationship intangible recorded have been allocated to our company’s Global Wealth Management segment.

On June 2, 2025, the Company completed the acquisition of Bryan Garnier (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recognized a liability for estimated earn-out payments of $25.0 million. The potential earnout payable represents the amount of additional consideration that could be paid pursuant to the terms of the purchase agreement. The amount recorded as earnout payable, which is primarily based upon the estimated future operating results over a five-year period subsequent to the acquisition date, is measured at fair value as of the acquisition date. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statement of financial condition at June 30, 2025. The goodwill and customer relationship intangible recorded have been allocated to our company’s Institutional Group segment.

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

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$222,188	$122,750	$208,601	$115,919
Trade names	29,109	23,026	29,109	22,210
Acquired technology	19,903	12,150	19,903	9,158
Non-compete agreements	10,152	8,774	10,152	8,559
Investment banking backlog	8,913	8,112	8,913	7,327
Core deposits	8,615	8,613	8,615	8,546
	$298,880	$183,425	$285,293	$171,719

Amortization expense related to intangible assets was $5.5 million and $6.0 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $10.9 million and $11.8 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2025, are: customer relationships, 8.8 years; trade names, 5.8 years; non-compete agreements, 3.5 years; acquired technology, 8.2 years; core deposits, 0.1 years; and investment banking backlog, 0.7 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of June 30, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2025	$11,588
2026	19,347
2027	15,586
2028	14,508
2029	13,420
Thereafter	38,888
$113,337

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

Our uncommitted secured lines of credit at June 30, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $125.0 million during the six months ended June 30, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2025 was 4.59% and 4.56%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2025, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At June 30, 2025, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
4.00% senior notes, due 2030 (1)	$400,000	$400,000
5.20% senior notes, due 2047 (2)	225,000	225,000
	625,000	625,000
Debt issuance costs, net	(7,970)	(8,382)
Senior notes, net	$617,030	$616,618

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
$625,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Demand deposits (interest-bearing)	$28,171,862	$28,580,415
Demand deposits (non-interest-bearing)	373,823	318,229
Certificates of deposit	127,378	203,583
	$28,673,063	$29,102,227

The weighted-average interest rate on deposits was 2.67% and 3.22% at June 30, 2025 and December 31, 2024, respectively. Certificates of deposit, of $0.1 million and greater, due within one year at June 30, 2025 was $127.4 million.

At June 30, 2025, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were immaterial. At December 31, 2024, bank deposits include related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were $2.5 million. Brokerage customers’ deposits were $24.9 billion and $27.1 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$82,341	$82,353	$1,874,627

	December 31, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$110,814	$110,825	$1,984,608

The scheduled maturities of our derivative instruments as of June 30, 2025, are as follows (in thousands):

Within one year	$312,954
One to three years	490,392
Three to five years	441,367
Five to ten years	583,562
Ten to fifteen years	32,051
Fifteen years and thereafter	14,301
$1,874,627

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Swaps	$1,674,627	$1,819,608
Written options	200,000	165,000
	$1,874,627	$1,984,608

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$342,130	$637,530	$82,341	$1,062,001
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	342,130	637,530	82,341	1,062,001
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(71,445)	(10,307)	(14,907)	(96,659)
Available collateral	(257,998)	(625,738)	(47,953)	(931,689)
Net amount	$12,687	$1,485	$19,481	$33,653

	As of December 31, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$269,831	$528,976	$110,814	$909,621
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	269,831	528,976	110,814	909,621
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(74,488)	(63,771)	(5,623)	(143,882)
Available collateral	(182,057)	(461,497)	(75,285)	(718,839)
Net amount	$13,286	$3,708	$29,906	$46,900
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $636.0 million and $524.7 million at June 30, 2025 and December 31, 2024, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $58.9 million and $70.3 million at June 30, 2025 and December 31, 2024, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(400,000)	$(719,432)	$(82,353)	$(1,201,785)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(400,000)	(719,432)	(82,353)	(1,201,785)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	71,445	10,307	14,907	96,659
Collateral pledged	328,495	709,125	10,797	1,048,417
Net amount	$(60)	$—	$(56,649)	$(56,709)

	As of December 31, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(178,928)	$(580,170)	$(110,825)	$(869,923)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(178,928)	(580,170)	(110,825)	(869,923)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	74,488	63,771	5,623	143,882
Collateral pledged	104,434	516,399	30,726	651,559
Net amount	$(6)	$—	$(74,476)	$(74,482)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $756.2 million and $596.5 million at June 30, 2025 and December 31, 2024, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. The fair value of securities pledged as collateral was $16.7 million and $21.3 million at June 30, 2025 and December 31, 2024, respectively.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2025, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of June 30, 2025, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $171.8 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2025, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of June 30, 2025, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

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

CFTC Investigation of Communications Recordkeeping

The Company has been contacted by the Commodity Futures Trading Commission (the “CFTC”) in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. In August 2024, the CFTC provided the Company with a settlement offer, which the Company declined to accept, and the matter has been dormant since that time. The Company has established an accrual for potential losses that are probable and reasonably estimable, but at this time, based upon currently available information, the Company is unaware whether the matter will proceed and, if so, is not able to state with certainty that a settlement will be achieved or the ultimate resolution of the matter.

FINRA Arbitration Matters

On March 12, 2025, a three-person FINRA arbitration panel entered an award in a customer arbitration against the Company's brokerage subsidiary, Stifel, in the amount of $132.5 million, consisting of $26.5 million in compensatory damages, $79.5 million in punitive damages, and $26.5 million in attorneys’ fees and costs. The arbitration involved claims by four family members arising out of their investments, principally in structured notes, through a Stifel private wealth advisor. The Company believes the award is legally defective and excessive in amount and has filed a petition seeking to have the award vacated, although the Company can provide no assurance that its efforts will be successful.

This is the third adverse arbitration award against Stifel by former customers of the same private wealth advisor relating to substantially similar investment activities. The firm has resolved some additional arbitration claims making similar allegations that were filed by other customers of the same advisor, but nineteen additional such claims have been filed that are yet to be resolved or adjudicated. The

Company’s estimate of losses that may be sought by the customers whose claims have been filed but not yet resolved or adjudicated do not take into consideration claims for enhanced damages or attorneys’ fees. While we continue to believe that Stifel has viable defenses to at least limit its liability in these additional cases, we can provide no assurance that we will be able to settle these claims or will be successful in defending them on the merits, or that these claims will not result in material liability to the Company.

Cash Sweeps Litigation

Beginning in March 2025, the Company and certain of its affiliates were named as defendants in multiple putative class actions pending in the federal district court for the Eastern District of Missouri. The class action claims have been brought on behalf of customers who had cash deposits or balances in the Stifel Insured Bank Deposit Program or the Stifel Insured Bank Deposit Program for Retirement Accounts, alleging various contractual, fiduciary and statutory claims based on the allegation that the Company failed to pay a reasonable rate of interest on its cash sweep products. Together, the complaints seek unspecified compensatory damages, equitable relief, and treble damages. The cases are at an early stage with a request for consolidation currently pending. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

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

At June 30, 2025, Stifel had net capital of $381.9 million, which was 30.2% of aggregate debit items and $356.6 million in excess of its minimum required net capital. At December 31, 2024, Stifel had net capital of $449.5 million, which was 37.4% of aggregate debit items and $425.5 million in excess of its minimum required net capital. At June 30, 2025, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2025, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At June 30, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2025 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,431,336	14.5%	$1,061,463	4.5%	$1,533,224	6.5%
Tier 1 capital	4,116,336	17.5%	1,415,284	6.0%	1,887,046	8.0%
Total capital	4,340,889	18.4%	1,887,046	8.0%	2,358,807	10.0%
Tier 1 leverage	4,116,336	10.8%	1,520,531	4.0%	1,900,664	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,337,013	11.5%	$523,994	4.5%	$756,880	6.5%
Tier 1 capital	1,337,013	11.5%	698,658	6.0%	931,544	8.0%
Total capital	1,454,352	12.5%	931,544	8.0%	1,164,430	10.0%
Tier 1 leverage	1,337,013	7.0%	760,447	4.0%	950,559	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$810,648	12.2%	$298,978	4.5%	$431,857	6.5%
Tier 1 capital	810,648	12.2%	398,638	6.0%	531,517	8.0%
Total capital	859,871	12.9%	531,517	8.0%	664,396	10.0%
Tier 1 leverage	810,648	7.1%	454,900	4.0%	568,625	5.0%

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

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At June 30, 2025 and December 31, 2024, operating lease right-of-use assets were $815.0 million and $809.2 million, respectively, and lease liabilities were $876.9 million and $867.4 million, respectively.

The tables below summarize our net lease cost for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating lease cost	$28,587	$27,680
Short-term lease cost	462	654
Variable lease cost	7,532	6,752
Sublease income	(241)	(274)
Net lease cost	$36,340	$34,812

	Six Months Ended June 30,
	2025	2024
Operating lease cost	$56,137	$55,192
Short-term lease cost	813	1,378
Variable lease cost	14,751	14,012
Sublease income	(320)	(549)
Net lease cost	$71,381	$70,033

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the six months ended June 30, 2025 (in thousands):

Operating lease cash flows	$55,605
Right-of-use assets obtained in exchange for new operating lease liabilities	$64,702
Weighted-average remaining lease term (years)	12.5
Weighted-average discount rate	5.04%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of June 30, 2025, (in thousands, except percentages).

Remainder of 2025	$52,516
2026	109,316
2027	109,761
2028	107,418
2029	104,789
Thereafter	742,139
Total undiscounted lease payments	1,225,939
Imputed interest	(349,067)
Total operating lease liabilities	$876,872

Aircraft Engine Operating Leases

As of June 30, 2025, the Company had a total lease portfolio of 12 aircraft engines with a net book value of $68.2 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for additional information.

During the three months ended June 30, 2025, the Company sold 5 aircraft engines with a net book value of $42.1 million and recognized a gain from the sale of $28.5 million, which is included in principal transactions in the consolidated statements of operations. During the six months ended June 30, 2025, the Company sold 6 aircraft engines with a net book value of $53.1 million and recognized a gain from the sale of $32.1 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $2.6 million and $7.7 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenues from contracts with customers:
Commissions	$200,669	$183,317
Investment banking	233,460	233,281
Asset management	403,608	380,757
Other	1,181	1,562
Total revenue from contracts with customers	838,918	798,917
Other sources of revenue:
Interest	477,056	498,152
Principal transactions	172,603	153,574
Other	2,509	14,618
Total revenues	$1,491,086	$1,465,261

	Six Months Ended June 30,
	2025	2024
Revenues from contracts with customers:
Commissions	$394,339	$368,793
Investment banking	471,402	447,230
Asset management	813,149	748,233
Other	2,518	2,798
Total revenue from contracts with customers	1,681,408	1,567,054
Other sources of revenue:
Interest	952,688	1,004,980
Principal transactions	314,263	292,588
Other	11,753	18,332
Total revenues	$2,960,112	$2,882,954

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$128,203	$72,466	$—	$200,669
Capital raising	6,224	99,931	—	106,155
Advisory	—	127,305	—	127,305
Investment banking	6,224	227,236	—	233,460
Asset management	403,574	34	—	403,608
Other	1,181	—	—	1,181
Total	539,182	299,736	—	838,918
Primary Geographic Region:
United States	539,182	248,636	—	787,818
United Kingdom	—	32,317	—	32,317
Canada	—	9,786	—	9,786
Other	—	8,997	—	8,997
	$539,182	$299,736	$—	$838,918

	Three Months Ended June 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$121,465	$61,852	$—	$183,317
Capital raising	5,780	96,090	—	101,870
Advisory	—	131,411	—	131,411
Investment banking	5,780	227,501	—	233,281
Asset management	380,737	20	—	380,757
Other	1,562	—	—	1,562
Total	509,544	289,373	—	798,917
Primary Geographic Region:
United States	509,544	234,098	—	743,642
United Kingdom	—	33,386	—	33,386
Canada	—	9,712	—	9,712
Other	—	12,177	—	12,177
	$509,544	$289,373	$—	$798,917

	Six Months Ended June 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$254,029	$140,310	$—	$394,339
Capital raising	12,132	194,495	—	206,627
Advisory	—	264,775	—	264,775
Investment banking	12,132	459,270	—	471,402
Asset management	813,080	69	—	813,149
Other	2,476	—	42	2,518
Total	1,081,717	599,649	42	1,681,408
Primary Geographic Region:
United States	1,081,717	489,138	42	1,570,897
United Kingdom	—	67,881	—	67,881
Canada	—	26,658	—	26,658
Other	—	15,972	—	15,972
	$1,081,717	$599,649	$42	$1,681,408

	Six Months Ended June 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$242,682	$126,111	$—	$368,793
Capital raising	10,060	186,507	—	196,567
Advisory	—	250,663	—	250,663
Investment banking	10,060	437,170	—	447,230
Asset management	748,187	46	—	748,233
Other	2,798	—	—	2,798
Total	1,003,727	563,327	—	1,567,054
Primary Geographic Region:
United States	1,003,727	457,548	—	1,461,275
United Kingdom	—	61,571	—	61,571
Canada	—	21,087	—	21,087
Other	—	23,121	—	23,121
	$1,003,727	$563,327	$—	$1,567,054

See Note 22 for further break-out of net revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2025. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2025.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $139.3 million and $142.3 million at June 30, 2025 and December 31, 2024, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the six months ended June 30, 2025.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2025 and December 31, 2024 was $21.0 million and $19.3 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans held for investment, net	$310,635	$311,079	$615,602	$617,221
Investment securities	113,943	117,858	227,470	236,393
Interest-bearing cash and federal funds sold	20,785	37,817	47,120	92,158
Margin balances	14,363	13,956	28,234	28,160
Financial instruments owned	9,333	6,345	15,879	11,205
Other	7,997	11,097	18,383	19,843
	$477,056	$498,152	$952,688	$1,004,980
Interest expense:
Bank deposits	$187,533	$220,287	$380,655	$450,351
Senior notes	7,131	12,507	14,262	25,013
Other	12,136	14,535	25,440	26,620
	$206,800	$247,329	$420,357	$501,984

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we were authorized to grant an additional 2.7 million shares at June 30, 2025.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $32.0 million and $36.8 million for the three months ended June 30, 2025 and 2024, respectively, and $67.2 million and $70.1 million for the six months ended June 30, 2025 and 2024, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $29.5 million and $30.6 million for the three months ended June 30, 2025 and 2024, respectively, and $58.4 million and $58.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2025, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 12.4 million, of which 11.4 million were unvested.

At June 30, 2025, there was unrecognized compensation cost for deferred awards of approximately $857.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $12.0 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively and $15.1 million and $9.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2025 and December 31, 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.1 billion and $2.0 billion, respectively, and the fair value of the collateral that had been sold or repledged was $719.4 million and $580.2 million, respectively.

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

At June 30, 2025 and December 31, 2024, Stifel Bancorp had outstanding commitments to originate loans aggregating $299.7 million and $207.2 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2025, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2025 and December 31, 2024, Stifel Bancorp had outstanding letters of credit totaling $67.2 million and $40.6 million, respectively. A majority of the standby letters of credit commitments at June 30, 2025, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2025 and December 31, 2024, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.8 billion and $5.4 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2025 and December 31, 2024, the expected credit losses for unfunded lending commitments was $30.7 million and $30.7 million, respectively.

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Global Wealth Management
Net revenues	$845,631	$801,135	$1,696,190	$1,591,635
Compensation and benefits	420,240	392,941	842,533	782,477
Non-compensation operating expenses	119,335	109,021	421,196	219,237
Income before income taxes	$306,056	$299,173	$432,461	$589,921
Institutional Group
Net revenues	419,779	390,721	804,708	742,097
Compensation and benefits	257,697	239,036	510,282	454,785
Non-compensation operating expenses	101,042	102,872	205,955	201,390
Income before income taxes	$61,040	$48,813	$88,471	$85,922
Other
Net revenues	18,876	26,076	38,857	47,238
Compensation and benefits	96,999	90,742	154,341	165,152
Non-compensation operating expenses	75,153	56,426	128,264	112,344
Loss before income taxes	$(153,276)	$(121,092)	$(243,748)	$(230,258)
Consolidated
Net revenues (1)	$1,284,286	$1,217,932	$2,539,755	$2,380,970
Compensation and benefits	774,936	722,719	1,507,156	1,402,414
Non-compensation operating expenses	295,530	268,319	755,415	532,971
Income from operations before income tax expense	$213,820	$226,894	$277,184	$445,585

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2025 and 2024.

The following table presents our company’s total assets on a segment basis at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Global Wealth Management	$34,532,041	$34,894,973
Institutional Group	5,127,202	4,788,640
Other	200,410	211,927
	$39,859,653	$39,895,540

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they were earned for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,224,193	$1,147,168	$2,405,653	$2,248,172
United Kingdom	41,336	42,698	89,580	80,223
Canada	9,091	10,610	25,570	22,230
Other	9,666	17,456	18,952	30,345
	$1,284,286	$1,217,932	$2,539,755	$2,380,970

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$155,055	$165,294	$208,047	$328,869
Preferred dividends	9,321	9,321	18,641	18,641
Net income available to common shareholders	$145,734	$155,973	$189,406	$310,228
Shares for basic and diluted calculation:
Average shares used in basic computation	103,349	104,150	104,049	104,217
Dilutive effect of stock options and units (1)	5,498	6,135	5,742	5,939
Average shares used in diluted computation	108,847	110,285	109,791	110,156
Earnings per common share:
Basic	$1.41	$1.50	$1.82	$2.98
Diluted	$1.34	$1.41	$1.73	$2.82

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and six months ended June 30, 2025 and 2024, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2025, we declared and paid cash dividends of $0.46 and $0.92 per common share. During the three and six months ended June 30, 2024, we declared and paid cash dividends of $0.42 and $0.84 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2025, the maximum number of shares that may yet be purchased under this plan was 8.2 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes.

The following table presents the Company’s share repurchase activity using existing Board authorizations during the three and six months ending June 30, 2025 and 2024 (in thousands, except average price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share repurchases	$83,038	$17,597	$176,211	$78,306
Number of shares	970	229	1,895	1,069
Average price	$85.62	$76.97	$93.00	$73.28

Issuance of Common Stock from Treasury

During the six months ended June 30, 2025, we issued 1.9 million shares of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs requires consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At June 30, 2025, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 17 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following tables present the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	June 30, 2025
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$95,327	$52,593

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$148,463	$132,035

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	June 30, 2025
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$427,121	$196,952	$45,506
Partnership Interests	353,582	1,039	—
	$780,703	$197,991	$45,506

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$400,188	$191,170	$40,130
Partnership Interests	331,884	2,227	—
	$732,072	$193,397	$40,130

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

On June 2, 2025, the Company completed the acquisition of Bryan, Garnier & Co. (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. Bryan Garnier’s product suite includes mergers & acquisitions advisory, private and public growth financing solutions, and institutional sales and execution. Bryan Garnier is headquartered in Europe with offices in Paris, London, Amsterdam, Munich, Oslo, Stockholm, and New York.

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act (OBBBA). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and reinstating favorable treatment for certain business tax items. The legislation is retroactive and effective for the 2025 tax year. The Company is still assessing the impact of the OBBBA on their results of operations, financial condition, and cash flows.

Results for the three and six months ended June 30, 2025

For the three months ended June 30, 2025, net revenues increased 5.4% to $1.3 billion from $1.2 billion during the comparable period in 2024. Net income available to common shareholders decreased 6.6% to $145.7 million, or $1.34 per diluted common share for the three months ended June 30, 2025, compared to $156.0 million, or $1.41 per diluted common share during the comparable period in 2024.

Our revenue growth was primarily attributable to higher transactional revenues, asset management revenues, net interest income, and capital-raising revenues, partially offset by lower advisory and other revenues during the quarter.

For the six months ended June 30, 2025, net revenues increased 6.7% to $2.5 billion compared to $2.4 billion during the comparable period in 2024. Net income available to common shareholders decreased 38.9% to $189.4 million, or $1.73 per diluted common share for the six months ended June 30, 2025, compared to $310.2 million, or $2.82 per diluted common share during the comparable period in 2024.

Our revenue growth was primarily attributable to higher transactional revenues, asset management revenues, net interest income, and investment banking revenues.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$200,669	$183,317	9.5	15.6%	15.1%
Principal transactions	172,603	153,574	12.4	13.5	12.6
Transactional revenues	373,272	336,891	10.8	29.1	27.7
Investment banking	233,460	233,281	0.1	18.2	19.2
Asset management	403,608	380,757	6.0	31.4	31.3
Interest	477,056	498,152	(4.2)	37.1	40.9
Other income	3,690	16,180	(77.2)	0.3	1.2
Total revenues	1,491,086	1,465,261	1.8	116.1	120.3
Interest expense	206,800	247,329	(16.4)	16.1	20.3
Net revenues	1,284,286	1,217,932	5.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	774,936	722,719	7.2	60.3	59.3
Occupancy and equipment rental	95,678	89,852	6.5	7.5	7.4
Communication and office supplies	47,847	48,181	(0.7)	3.7	4.0
Commissions and floor brokerage	17,146	14,383	19.2	1.3	1.2
Provision for credit losses	8,328	2,954	181.9	0.6	0.2
Other operating expenses	126,531	112,949	12.0	10.0	9.3
Total non-interest expenses	1,070,466	991,038	8.0	83.4	81.4
Income before income taxes	213,820	226,894	(5.8)	16.6	18.6
Provision for income taxes	58,765	61,600	(4.6)	4.6	5.0
Net income	155,055	165,294	(6.2)	12.0	13.6
Preferred dividends	9,321	9,321	—	0.7	0.8
Net income available to common shareholders	$145,734	$155,973	(6.6)	11.3%	12.8%

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$394,339	$368,793	6.9	15.5%	15.5%
Principal transactions	314,263	292,588	7.4	12.4	12.3
Transactional revenues	708,602	661,381	7.1	27.9	27.8
Investment banking	471,402	447,230	5.4	18.6	18.8
Asset management	813,149	748,233	8.7	32.0	31.4
Interest	952,688	1,004,980	(5.2)	37.5	42.2
Other income	14,271	21,130	(32.5)	0.6	0.9
Total revenues	2,960,112	2,882,954	2.7	116.6	121.1
Interest expense	420,357	501,984	(16.3)	16.6	21.1
Net revenues	2,539,755	2,380,970	6.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,507,156	1,402,414	7.5	59.3	58.9
Occupancy and equipment rental	186,444	178,564	4.4	7.4	7.5
Communication and office supplies	97,360	95,548	1.9	3.8	4.0
Commissions and floor brokerage	33,952	30,150	12.6	1.3	1.3
Provision for credit losses	20,348	8,222	147.5	0.8	0.3
Other operating expenses	417,311	220,487	89.3	16.5	9.3
Total non-interest expenses	2,262,571	1,935,385	16.9	89.1	81.3
Income before income taxes	277,184	445,585	(37.8)	10.9	18.7
Provision for income taxes	69,137	116,716	(40.8)	2.7	4.9
Net income	208,047	328,869	(36.7)	8.2	13.8
Preferred dividends	18,641	18,641	—	0.7	0.8
Net income available to common shareholders	$189,406	$310,228	(38.9)	7.5%	13.0%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net revenues:
Commissions	$200,669	$183,317	9.5	$394,339	$368,793	6.9
Principal transactions	172,603	153,574	12.4	314,263	292,588	7.4
Transactional revenues	373,272	336,891	10.8	708,602	661,381	7.1
Capital raising	106,155	101,870	4.2	206,627	196,567	5.1
Advisory	127,305	131,411	(3.1)	264,775	250,663	5.6
Investment banking	233,460	233,281	0.1	471,402	447,230	5.4
Asset management	403,608	380,757	6.0	813,149	748,233	8.7
Net interest	270,256	250,823	7.7	532,331	502,996	5.8
Other income	3,690	16,180	(77.2)	14,271	21,130	(32.5)
Total net revenues	$1,284,286	$1,217,932	5.4	$2,539,755	$2,380,970	6.7

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2025, commission revenues increased 9.5% to $200.7 million from $183.3 million in the comparable period in 2024. For the six months ended June 30, 2025, commission revenues increased 6.9% to $394.3 million from $368.8 million in the comparable period in 2024.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended June 30, 2025, principal transactions revenues increased 12.4% to $172.6 million from $153.6 million in the comparable period in 2024. For the six months ended June 30, 2025, principal transactions revenues increased 7.4% to $314.3 million from $292.6 million in the comparable period in 2024.

Transactional revenues – For the three months ended June 30, 2025, transactional revenues increased 10.8% to $373.3 million from $336.9 million in the comparable period in 2024. For the six months ended June 30, 2025, transactional revenues increased 7.1% to $708.6 million from $661.4 million in the comparable period in 2024 as a result of an increase in client activity.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2025, investment banking revenues increased 0.1% to $233.5 million from $233.3 million in the comparable period in 2024.

Capital-raising revenues increased 4.2% to $106.2 million for the three months ended June 30, 2025 from $101.9 million in the comparable period in 2024. For the three months ended June 30, 2025, equity capital-raising revenues decreased 4.9% to $48.7 million from $51.3 million in the comparable period in 2024 driven by lower volumes during the quarter. For the three months ended June 30, 2025, fixed income capital-raising revenues increased 13.4% to $57.5 million from $50.6 million in the comparable period in 2024 driven by higher bond issuances during the quarter.

Advisory revenues decreased 3.1% to $127.3 million for the three months ended June 30, 2025 from $131.4 million in the comparable period in 2024. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter.

For the six months ended June 30, 2025, investment banking revenues increased 5.4% to $471.4 million from $447.2 million in the comparable period in 2024.

Capital-raising revenues increased 5.1% to $206.6 million for the six months ended June 30, 2025 from $196.6 million in the comparable period in 2024. For the six months ended June 30, 2025, equity capital-raising revenues increased 7.3% to $100.4 million from $93.6 million in the comparable period in 2024 driven by higher volumes. For the six months ended June 30, 2025, fixed income capital-raising revenues increased 3.1% to $106.2 million from $103.0 million in the comparable period in 2024 driven by higher bond issuances.

Advisory revenues increased 5.6% to $264.8 million for the six months ended June 30, 2025 from $250.7 million in the comparable period in 2024. The increase is primarily attributable to higher levels of completed advisory transactions.

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

For the three months ended June 30, 2025, asset management revenues increased 6.0% to $403.6 million from $380.8 million in the comparable period in 2024. For the six months ended June 30, 2025, asset management revenues increased 8.7% to $813.1 million from $748.2 million in the comparable period in 2024. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended June 30, 2025, other income decreased 77.2% to $3.7 million from $16.2 million during the comparable period in 2024. For the six months ended June 30, 2025, other income decreased 32.5% to $14.3 million from $21.1 million during the comparable period in 2024. The decrease is primarily attributable to reduced rental income generated from our aircraft engine leasing business due to the sale of engines and lower investment gains, partially offset by an increase in loan origination fees from the comparable periods in 2024.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,924,481	$20,785	4.32%	$2,833,660	$37,817	5.34%
Financial instruments owned	1,367,147	9,333	2.73%	1,165,691	6,345	2.18%
Margin balances	830,191	14,363	6.92%	694,329	13,956	8.04%
Investment portfolio	8,338,045	113,943	5.47%	7,506,952	117,858	6.28%
Loans	21,492,132	310,635	5.78%	19,906,150	311,079	6.25%
Other interest-bearing assets	928,043	7,997	3.45%	860,449	11,097	5.16%
Total interest-earning assets/interest income	$34,880,039	$477,056	5.47%	$32,967,231	$498,152	6.04%
Interest-bearing liabilities:
Stock loan	$386,472	$(1,292)	(1.34%)	$323,809	$(640)	(0.79%)
Senior notes	616,895	7,131	4.62%	1,115,990	12,507	4.48%
Stifel Capital Trusts	60,000	973	6.48%	60,000	1,120	7.46%
Deposits	28,463,032	187,533	2.64%	26,758,734	220,287	3.29%
Federal Home Loan Bank advances	3,301	38	4.59%	6	—	2.14%
Other interest-bearing liabilities	1,113,481	12,417	4.46%	1,077,265	14,055	5.22%
Total interest-bearing liabilities/interest expense	$30,643,181	206,800	2.70%	$29,335,804	247,329	3.37%
Net interest income/margin		$270,256	3.10%		$250,823	3.04%

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,175,904	$47,120	4.33%	$3,446,898	$92,158	5.35%
Financial instruments owned	1,304,836	15,879	2.43%	1,038,681	11,205	2.16%
Margin balances	833,005	28,234	6.78%	697,055	28,160	8.08%
Investment portfolio	8,287,083	227,470	5.49%	7,522,851	236,393	6.28%
Loans	21,488,977	615,602	5.73%	19,824,671	617,221	6.23%
Other interest-bearing assets	962,371	18,383	3.82%	807,763	19,843	4.91%
Total interest-earning assets/interest income	$35,052,176	$952,688	5.44%	$33,337,919	$1,004,980	6.03%
Interest-bearing liabilities:
Stock loan	$341,233	(1,647)	(0.97%)	$265,404	$(2,040)	(1.54%)
Senior notes	616,793	14,262	4.62%	1,115,856	25,013	4.48%
Stifel Capital Trusts	60,000	1,938	6.46%	60,000	2,243	7.48%
Deposits	28,542,494	380,655	2.67%	27,183,249	450,351	3.31%
Federal Home Loan Bank advances	1,660	38	4.56%	3	—	2.14%
Other interest-bearing liabilities	1,105,905	25,111	4.54%	1,098,016	26,417	4.81%
Total interest-bearing liabilities/interest expense	$30,668,085	420,357	2.74%	$29,722,528	501,984	3.38%
Net interest income/margin		$532,331	3.04%		$502,996	3.02%

Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2025, net interest income increased 7.7% to $270.3 million from $250.8 million during the comparable period in 2024. For the six months ended June 30, 2025, net interest income increased 5.8% to $532.3 million from $503.0 million during the comparable period in 2024.

For the three months ended June 30, 2025, interest revenue decreased 4.2% to $477.1 million from $498.2 million in the comparable period in 2024, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $31.0 billion during the three months ended June 30, 2025 compared to $29.2 billion during the comparable period in 2024 at average interest rates of 5.66% and 6.22%, respectively.

For the six months ended June 30, 2025, interest revenue decreased 5.2% to $952.7 million from $1.0 billion in the comparable period in 2024, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $31.1 billion during the six months ended June 30, 2025 compared to $29.7 billion during the comparable period in 2024 at average interest rates of 5.62% and 6.19%, respectively.

For the three months ended June 30, 2025, interest expense decreased 16.4% to $206.8 million from $247.3 million during the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $28.6 billion during the three months ended June 30, 2025 compared to $26.8 billion during the comparable period in 2024 at average interest rates of 2.65% and 3.31%, respectively.

For the six months ended June 30, 2025, interest expense decreased 16.3% to $420.4 million from $502.0 million in the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $28.7 billion during the six months ended June 30, 2025 compared to $27.3 billion during the comparable period in 2024 at average interest rates of 2.68% and 3.32%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Non-interest expenses:
Compensation and benefits	$774,936	$722,719	7.2	$1,507,156	$1,402,414	7.5
Occupancy and equipment rental	95,678	89,852	6.5	186,444	178,564	4.4
Communications and office supplies	47,847	48,181	(0.7)	97,360	95,548	1.9
Commissions and floor brokerage	17,146	14,383	19.2	33,952	30,150	12.6
Provision for credit losses	8,328	2,954	181.9	20,348	8,222	147.5
Other operating expenses	126,531	112,949	12.0	417,311	220,487	89.3
Total non-interest expenses	$1,070,466	$991,038	8.0	$2,262,571	$1,935,385	16.9

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

For the three months ended June 30, 2025, compensation and benefits expense increased 7.2% to $774.9 million from $722.7 million during the comparable period in 2024. For the six months ended June 30, 2025, compensation and benefits expense increased 7.5% to $1.5 billion from $1.4 billion during the comparable period in 2024. The increase in compensation and benefits expenses is primarily attributable to higher compensable revenues over the comparable periods in 2024.

Compensation and benefits expense as a percentage of net revenues was 60.3% and 59.3% for the three and six months ended June 30, 2025, respectively, compared to 59.3% and 58.9% for the three and six months ended June 30, 2024, respectively. The increase is primarily attributable to higher compensable revenues.

Occupancy and equipment rental – For the three months ended June 30, 2025, occupancy and equipment rental expense increased 6.5% to $95.7 million from $89.9 million during the comparable period in 2024. For the six months ended June 30, 2025, occupancy and equipment rental expense increased 4.4% to $186.4 million from $178.6 million during the comparable period in 2024. The increase is primarily attributable to higher data processing and occupancy costs associated with an increase in business activity over the comparable periods in 2024.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2025, communications and office supplies expense decreased 0.7% to $47.8 million from $48.2 million during the comparable period in 2024. For the six months ended June 30, 2025, communications and office supplies expense increased 1.9% to $97.4 million from $95.5 million during the comparable period in 2024. The increase is primarily attributable to higher communication and quote expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended June 30, 2025, commissions and floor brokerage expense increased 19.2% to $17.1 million from $14.4 million during the comparable period in 2024. For the six months ended June 30, 2025, commissions and floor brokerage expense increased 12.6% to $34.0 million from $30.2 million during the comparable period in 2024. The increase is primarily attributable to higher electronic communication network (“ECN”) trading costs, processing expenses, and trading and clearing costs.

Provision for credit losses – For the three months ended June 30, 2025, provision for credit losses increased 181.9% to $8.3 million from $3.0 million during the comparable period in 2024. For the six months ended June 30, 2025, provision for credit losses increased 147.5% to $20.3 million from $8.2 million during the comparable period in 2024. The increase is primarily attributable to specific reserves on individual credits and overall loan growth in the retained portfolio.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2025, other operating expenses increased 12.0% to $126.5 million from $112.9 million during the comparable period in 2024. The increase is primarily attributable to higher legal-related expenses, professional fees, insurance expenses, travel and conference-related expenses, subscriptions, licensing fees, bank service charges, and advertising, partially offset by lower investment banking transaction expenses.

For the six months ended June 30, 2025, other operating expenses increased 89.3% to $417.3 million from $220.5 million during the comparable period in 2024. The increase is primarily attributable to higher legal-related expenses, advertising, licensing fees, professional fees, subscriptions, travel and conference-related expenses, and investment banking transaction expenses, partially offset by lower bank service charges. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

Provision for income taxes – For the three and six months ended June 30, 2025, our provision for income taxes was $58.8 million and $69.1 million, representing an effective tax rate of 27.5% and 24.9%, respectively, compared to $61.6 million and $116.7 million for the comparable periods in 2024, representing an effective tax rate of 27.1% and 26.2%, respectively.

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

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$128,203	$121,465	5.5	15.2%	15.2%
Principal transactions	54,463	55,843	(2.5)	6.4	7.0
Transactional revenues	182,666	177,308	3.0	21.6	22.2
Asset management	403,574	380,737	6.0	47.7	47.5
Investment banking	6,224	5,780	7.7	0.7	0.7
Interest	456,415	470,366	(3.0)	54.0	58.7
Other income	(981)	1,029	(195.3)	(0.1)	0.1
Total revenues	1,047,898	1,035,220	1.2	123.9	129.2
Interest expense	202,267	234,085	(13.6)	23.9	29.2
Net revenues	845,631	801,135	5.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	420,240	392,941	6.9	49.7	49.0
Occupancy and equipment rental	46,099	44,155	4.4	5.5	5.5
Communication and office supplies	15,961	16,217	(1.6)	1.9	2.0
Commissions and floor brokerage	7,281	6,498	12.0	0.9	0.8
Provision for credit losses	8,328	2,954	181.9	1.0	0.4
Other operating expenses	41,666	39,197	6.3	4.8	5.0
Total non-interest expenses	539,575	501,962	7.5	63.8	62.7
Income before income taxes	$306,056	$299,173	2.3	36.2%	37.3%

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$254,029	$242,682	4.7	15.0%	15.2%
Principal transactions	115,032	116,379	(1.2)	6.8	7.4
Transactional revenues	369,061	359,061	2.8	21.8	22.6
Asset management	813,080	748,187	8.7	47.9	47.0
Investment banking	12,132	10,060	20.6	0.7	0.6
Interest	907,930	950,728	(4.5)	53.5	59.7
Other income	2,235	1,777	25.8	0.2	0.1
Total revenues	2,104,438	2,069,813	1.7	124.1	130.0
Interest expense	408,248	478,178	(14.6)	24.1	30.0
Net revenues	1,696,190	1,591,635	6.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	842,533	782,477	7.7	49.7	49.2
Occupancy and equipment rental	90,622	87,479	3.6	5.3	5.5
Communication and office supplies	32,334	32,755	(1.3)	1.9	2.1
Commissions and floor brokerage	14,481	12,923	12.1	0.9	0.8
Provision for credit losses	20,348	7,922	156.9	1.2	0.5
Other operating expenses	263,411	78,158	237.0	15.5	4.8
Total non-interest expenses	1,263,729	1,001,714	26.2	74.5	62.9
Income before income taxes	$432,461	$589,921	(26.7)	25.5%	37.1%

NET REVENUES

For the three months ended June 30, 2025, Global Wealth Management net revenues increased 5.6% to $845.6 million from $801.1 million for the comparable period in 2024. For the six months ended June 30, 2025, Global Wealth Management net revenues increased 6.6% to a record $1.7 billion from $1.6 billion for the comparable period in 2024. The increase in net revenues over the comparable periods in 2024 is primarily attributable to higher asset management revenues, net interest income, commission revenues, and investment banking revenues, partially offset by lower principal transactions revenues.

Commissions – For the three months ended June 30, 2025, commission revenues increased 5.5% to $128.2 million from $121.5 million in the comparable period in 2024. For the six months ended June 30, 2025, commission revenues increased 4.7% to $254.0 million from $242.7 million in the comparable period in 2024.

Principal transactions – For the three months ended June 30, 2025, principal transactions revenues decreased 2.5% to $54.5 million from $55.8 million in the comparable period in 2024. For the six months ended June 30, 2025, principal transactions revenues decreased 1.2% to $115.0 million from $116.4 million in the comparable period in 2024.

Transactional revenues – For the three months ended June 30, 2025, transactional revenues increased 3.0% to $182.7 million from $177.3 million in the comparable period in 2024. For the six months ended June 30, 2025, transactional revenues increased 2.8% to $369.1 million from $359.1 million in the comparable period in 2024 as a result of an increase in client activity.

Asset management – For the three months ended June 30, 2025, asset management revenues increased 6.0% to $403.6 million from $380.7 million in the comparable period in 2024. For the six months ended June 30, 2025, asset management revenues increased 8.7% to $813.1 million from $748.2 million in the comparable period in 2024. The increase is primarily attributable to higher asset values and net new assets. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	June 30, 2025	June 30, 2024	% Change	March 31, 2025	% Change
Client assets	$516,532,000	$474,137,000	8.9	$485,860,000	6.3
Fee-based client assets	$206,319,000	$179,749,000	14.8	$189,693,000	8.8
Number of client accounts	1,276,000	1,230,000	3.7	1,267,000	0.7
Number of fee-based client accounts	370,000	343,000	7.9	361,000	2.5

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 7.7% to $6.2 million for the three months ended June 30, 2025 from $5.8 million during the comparable period in 2024. For the six months ended June 30, 2025, investment banking revenues increased 20.6% to $12.1 million from $10.1 million during the comparable period in 2024. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2025, interest revenue decreased 3.0% to $456.4 million from $470.4 million in the comparable period in 2024. For the six months ended June 30, 2025, interest revenue decreased 4.5% to $907.9 million from $950.7 million during the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-earning assets. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

Other income – For the three months ended June 30, 2025, other income decreased 195.3% to a loss of $1.0 million from $1.0 million in the comparable period in 2024. The decrease is primarily attributable to losses on the sale of investments, partially offset by an increase in loan origination fees during the quarter. For the six months ended June 30, 2025, other income increased 25.8% to $2.2 million from $1.8 million during the comparable period in 2024. The increase is primarily attributable to lower investment losses, partially offset by a decrease in loan origination fees.

Interest expense – For the three months ended June 30, 2025, interest expense decreased 13.6% to $202.3 million from $234.1 in the comparable period in 2024. For the six months ended June 30, 2025, interest expense decreased 14.6% to $408.2 million from $478.2 million during the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. Please refer to “Net Interest Income – Stifel Bancorp” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME – STIFEL BANCORP

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,098,084	$13,097	4.77%	$1,765,361	$25,017	5.67%
U.S. government agencies	2,418	13	2.12	2,386	13	2.11
State and municipal securities (tax-exempt) (1)	2,350	17	3.00	2,350	17	3.00
Mortgage-backed securities	1,133,267	8,953	3.16	929,798	5,605	2.41
Corporate fixed income securities	464,795	3,129	2.69	589,793	4,087	2.77
Asset-backed securities	6,735,215	101,831	6.05	5,982,625	108,136	7.23
Federal Home Loan Bank and other capital stock	66,074	924	5.59	66,693	953	5.71
Loans (2)
Securities-based loans	2,503,299	38,717	6.19	2,292,440	41,582	7.26
Commercial and industrial	4,005,416	73,194	7.31	3,643,739	79,925	8.77
Fund banking	3,773,860	67,006	7.10	3,299,485	67,031	8.13
Residential real estate	8,798,381	84,966	3.86	8,182,548	70,996	3.47
Commercial real estate	449,283	9,637	8.58	637,577	11,473	7.20
Home equity lines of credit	206,989	3,930	7.60	156,814	3,329	8.49
Construction and land	1,214,370	21,824	7.19	1,181,454	24,864	8.42
Other	43,608	539	4.94	49,385	679	5.49
Loans held for sale	496,926	10,822	8.71	462,708	11,200	9.68
Total interest-earning assets (3)	$30,994,335	$438,599	5.66%	$29,245,156	$454,907	6.22%
Cash and due from banks	32,775			22,500
Other non interest-earning assets	377,491			138,581
Total assets	$31,404,601			$29,406,237
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,493,543	$163,007	2.56%	$25,036,589	$205,726	3.29%
Time deposits	84,864	904	4.26	50,108	672	5.37
Demand deposits	2,875,712	23,598	3.28	1,671,237	13,887	3.32
Savings	8,913	24	1.07	800	2	0.78
Federal Home Loan Bank advances	3,301	38	4.59	6	—	2.14
Other borrowings	140,049	1,910	5.46	90,096	1,676	7.44
Total interest-bearing liabilities (3)	28,606,382	189,481	2.65%	26,848,836	221,963	3.31%
Non-interest-bearing deposits	442,248			307,344
Other non-interest bearing liabilities	120,635			145,368
Total liabilities	29,169,265			27,301,548
Stockholders’ equity	2,235,336			2,104,689
Total liabilities and stockholders’ equity	$31,404,601			$29,406,237
Net interest income/spread		$249,118	3.01%		$232,944	2.91%
Net interest margin			3.22%			3.19%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,304,313	$30,487	4.67%	$2,305,619	$64,569	5.60%
U.S. government agencies	2,414	26	2.12	2,382	26	2.11
State and municipal securities (tax-exempt) (1)	2,350	35	3.00	2,350	35	3.00
Mortgage-backed securities	1,125,256	17,595	3.13	923,125	10,852	2.35
Corporate fixed income securities	480,440	6,539	2.72	598,133	8,279	2.77
Asset-backed securities	6,676,623	203,275	6.09	5,996,861	217,201	7.24
Federal Home Loan Bank and other capital stock	66,362	1,782	5.37	64,712	1,692	5.23
Loans (2)
Securities-based loans	2,445,861	75,262	6.15	2,294,777	83,206	7.25
Commercial and industrial	4,059,148	148,687	7.33	3,585,614	161,187	8.99
Fund banking	3,785,965	133,444	7.05	3,359,154	134,867	8.03
Residential real estate	8,716,412	165,989	3.81	8,121,584	138,823	3.42
Commercial real estate	473,682	17,787	7.51	647,914	23,324	7.20
Home equity lines of credit	200,395	7,557	7.54	149,902	6,361	8.49
Construction and land	1,215,459	43,593	7.17	1,140,652	47,803	8.38
Other	49,323	1,244	5.05	49,065	1,441	5.87
Loans held for sale	542,732	22,039	8.12	476,009	20,209	8.49
Total interest-earning assets (3)	$31,146,735	$875,341	5.62%	$29,717,853	$919,875	6.19%
Cash and due from banks	28,390			20,113
Other non interest-earning assets	289,174			124,586
Total assets	$31,464,299			$29,862,552
Liabilities and stockholders’ equity:
Deposits:
Money market	$26,064,970	$341,060	2.62%	$24,949,051	$407,446	3.27%
Time deposits	93,402	2,143	4.59	25,058	672	5.37
Demand deposits	2,377,358	37,417	3.15	2,208,429	42,230	3.82
Savings	6,764	35	1.04	711	3	0.77
Federal Home Loan Bank advances	1,660	38	4.56	3	—	2.14
Other borrowings	116,467	3,261	5.60	72,604	2,725	7.51
Total interest-bearing liabilities (3)	28,660,621	383,954	2.68%	27,255,856	453,076	3.32%
Non-interest-bearing deposits	444,801			310,851
Other non-interest bearing liabilities	138,761			144,794
Total liabilities	29,244,183			27,711,501
Stockholders’ equity	2,220,116			2,151,051
Total liabilities and stockholders’ equity	$31,464,299			$29,862,552
Net interest income/spread		$491,387	2.94%		$466,799	2.87%
Net interest margin			3.16%			3.14%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2025 compared to the three and six month periods ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(8,400)	$(3,520)	$(11,920)	$(24,682)	$(9,400)	$(34,082)
U.S. government agencies	—	—	—	—	—	—
State and municipal securities (tax-exempt)	—	—	—	—	—	—
Mortgage-backed securities	1,384	1,964	3,348	2,689	4,054	6,743
Corporate fixed income securities	(844)	(114)	(958)	(1,604)	(136)	(1,740)
Asset-backed securities	21,019	(27,324)	(6,305)	34,281	(48,207)	(13,926)
Federal Home Loan Bank and other capital stock	(9)	(20)	(29)	43	47	90
Loans
Securities-based loans	4,761	(7,626)	(2,865)	6,117	(14,061)	(7,944)
Commercial and industrial	9,876	(16,607)	(6,731)	31,091	(43,591)	(12,500)
Fund banking	292	(317)	(25)	1,568	(2,991)	(1,423)
Residential real estate	5,585	8,385	13,970	10,621	16,545	27,166
Commercial real estate	(5,247)	3,411	(1,836)	(6,594)	1,057	(5,537)
Home equity lines of credit	897	(296)	601	1,786	(590)	1,196
Construction and land	717	(3,757)	(3,040)	3,512	(7,722)	(4,210)
Other	(76)	(64)	(140)	6	(203)	(197)
Loans held for sale	1,062	(1,440)	(378)	2,655	(825)	1,830
	$31,017	$(47,325)	$(16,308)	$61,489	$(106,023)	$(44,534)
Interest expense:
Deposits:
Money market	$3,829	(46,548)	$(42,719)	$19,276	$(85,662)	$(66,386)
Time deposits	330	(98)	232	1,554	(83)	1,471
Demand deposits	9,882	(171)	9,711	3,665	(8,478)	(4,813)
Savings	21	1	22	31	1	32
Federal Home Loan Bank advances	19	19	38	19	19	38
Other borrowings	450	(216)	234	925	(389)	536
	$14,531	$(47,013)	$(32,482)	$25,470	$(94,592)	$(69,122)

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

For the three months ended June 30, 2025, interest revenue of $438.6 million was generated from average interest-earning assets of $31.0 billion at an average interest rate of 5.66%. Interest revenue of $454.9 million for the comparable period in 2024 was generated from average interest-earning assets of $29.2 billion at an average interest rate of 6.22%.

For the six months ended June 30, 2025, interest revenue of $875.3 million was generated from average interest-earning assets of $31.1 billion at an average interest rate of 5.62%. Interest revenue of $919.9 million for the comparable period in 2024 was generated from average interest-earning assets of $29.7 billion at an average interest rate of 6.19%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended June 30, 2025, interest expense of $189.5 million was incurred from average interest-bearing liabilities of $28.6 billion at an average interest rate of 2.65%. Interest expense of $222.0 million for the comparable period in 2024 was incurred from average interest-bearing liabilities of $26.8 billion at an average interest rate of 3.31%.

For the six months ended June 30, 2025, interest expense of $384.0 million was incurred from average interest-bearing liabilities of $28.7 billion at an average interest rate of 2.68%. Interest expense of $453.1 million for the comparable period in 2024 was incurred from average interest-bearing liabilities of $27.3 billion at an average interest rate of 3.32%.

Please refer to “Net Interest Income – Stifel Bancorp” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2025, Global Wealth Management non-interest expenses increased 7.5% to $539.6 million from $502.0 million for the comparable period in 2024. For the six months ended June 30, 2025, Global Wealth Management non-interest expenses increased 26.2% to $1.3 billion from $1.0 billion for the comparable period in 2024.

Compensation and benefits – For the three months ended June 30, 2025, compensation and benefits expense increased 6.9% to $420.2 million from $392.9 million during the comparable period in 2024. For the six months ended June 30, 2025, compensation and benefits expense increased 7.7% to $842.5 million from $782.5 million during the comparable period in 2024. The increase is primarily attributable to increased variable compensation over the comparable periods in 2024.

Compensation and benefits expense as a percentage of net revenues was 49.7% and 49.7% for the three and six months ended June 30, 2025, respectively, compared to 49.0% and 49.2% for the comparable periods in 2024. The increase is primarily attributable to higher compensable revenues over the comparable periods in 2024.

Occupancy and equipment rental – For the three months ended June 30, 2025, occupancy and equipment rental expense increased 4.4% to $46.1 million from $44.2 million during the comparable period in 2024. For the six months ended June 30, 2025, occupancy and equipment rental expense increased 3.6% to $90.6 million from $87.5 million during the comparable period in 2024. The increase is primarily attributable to higher data processing expense, occupancy costs, and furniture and equipment expenses over the comparable periods in 2024 associated with an increase in business activity.

Communications and office supplies – For the three months ended June 30, 2025, communications and office supplies expense decreased 1.6% to $16.0 million from $16.2 million during the comparable period in 2024. For the six months ended June 30, 2025, communications and office supplies expense decreased 1.3% to $32.3 million from $32.8 million during the comparable period in 2024. The decrease is primarily attributable to lower telecommunication expenses, partially offset by higher postage and shipping expenses.

Commissions and floor brokerage – For the three months ended June 30, 2025, commissions and floor brokerage expense increased 12.0% to $7.3 million from $6.5 million during the comparable period in 2024. For the six months ended June 30, 2025, commissions and floor brokerage expense increased 12.1% to $14.5 million from $12.9 million during the comparable period in 2024. The increase is primarily attributable to higher processing fees and clearing expenses.

Provision for credit losses – For the three months ended June 30, 2025, provision for credit losses increased 181.9% to $8.3 million from $3.0 million during the comparable period in 2024. For the six months ended June 30, 2025, provision for credit losses increased 156.9% to $20.3 million from $7.9 million during the comparable period in 2024. The increase is primarily attributable to specific reserves on individual credits and overall loan growth in the retained portfolio.

Other operating expenses – For the three months ended June 30, 2025, other operating expenses increased 6.3% to $41.7 million from $39.2 million during the comparable period in 2024. The increase is primarily attributable to increases in insurance expense, travel-related expenses, subscription costs, bank service charges, and professional fees, partially offset by lower legal-related expenses and advertising.

For the six months ended June 30, 2025, other operating expenses increased 237.0% to $263.4 million from $78.2 million during the comparable period in 2024. The increase is primarily attributable to increases in legal-related expenses, subscription costs, insurance expenses, travel-related expenses, and professional fees, partially offset by lower bank service charges. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2025, income before income taxes increased 2.3% to $306.1 million from $299.2 million during the comparable period in 2024. For the six months ended June 30, 2025, income before income taxes decreased 26.7% to $432.5 million from $589.9 million during the comparable period in 2024.

Profit margins (income before income taxes as a percent of net revenues) have decreased to 36.2% and 25.5% for the three and six months ended June 30, 2025, respectively, from 37.3% and 37.1% during the comparable periods in 2024. Profit margins were negatively impacted by higher provisions for credit losses and elevated reserves for legal matters recorded in the first quarter of 2025.

Results of Operations – Institutional Group

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$72,466	$61,852	17.2	17.3%	15.8%
Principal transactions	118,140	97,740	20.9	28.1	25.0
Transactional revenues	190,606	159,592	19.4	45.4	40.8
Capital raising	99,931	96,090	4.0	23.8	24.6
Advisory	127,305	131,411	(3.1)	30.3	33.6
Investment banking	227,236	227,501	(0.1)	54.1	58.2
Interest	11,029	9,165	20.3	2.6	2.3
Other income	4,323	10,153	(57.4)	1.1	2.7
Total revenues	433,194	406,411	6.6	103.2	104.0
Interest expense	13,415	15,690	(14.5)	3.2	4.0
Net revenues	419,779	390,721	7.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	257,697	239,036	7.8	61.4	61.2
Occupancy and equipment rental	21,653	22,276	(2.8)	5.2	5.7
Communication and office supplies	25,971	26,172	(0.8)	6.2	6.7
Commissions and floor brokerage	9,865	7,886	25.1	2.4	2.0
Other operating expenses	43,553	46,538	(6.4)	10.3	11.9
Total non-interest expenses	358,739	341,908	4.9	85.5	87.5
Income before income taxes	$61,040	$48,813	25.0	14.5%	12.5%

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$140,310	$126,111	11.3	17.4%	17.0%
Principal transactions	199,231	176,218	13.1	24.8	23.7
Transactional revenues	339,541	302,329	12.3	42.2	40.7
Capital raising	194,495	186,507	4.3	24.2	25.1
Advisory	264,775	250,663	5.6	32.9	33.8
Investment banking	459,270	437,170	5.1	57.1	58.9
Interest	20,081	15,497	29.6	2.5	2.1
Other income	11,885	13,787	(13.8)	1.4	1.9
Total revenues	830,777	768,783	8.1	103.2	103.6
Interest expense	26,069	26,686	(2.3)	3.2	3.6
Net revenues	804,708	742,097	8.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	510,282	454,785	12.2	63.4	61.3
Occupancy and equipment rental	42,500	44,397	(4.3)	5.3	6.0
Communication and office supplies	52,905	51,331	3.1	6.6	6.9
Commissions and floor brokerage	19,471	17,228	13.0	2.4	2.3
Other operating expenses	91,079	88,434	3.0	11.3	11.9
Total non-interest expenses	716,237	656,175	9.2	89.0	88.4
Income before income taxes	$88,471	$85,922	3.0	11.0%	11.6%

NET REVENUES

For the three months ended June 30, 2025, Institutional Group net revenues increased 7.4% to $419.8 million from $390.7 million for the comparable period in 2024. The increase in net revenues is primarily attributable to higher transactional revenues and capital-raising revenues partially offset by lower advisory revenues.

For the six months ended June 30, 2025, Institutional Group net revenues increased 8.4% to $804.7 million from $742.1 million during the comparable period in 2024. The increase in net revenues is primarily attributable to higher transactional revenues, advisory revenues, and capital-raising revenues.

Commissions – For the three months ended June 30, 2025, commission revenues increased 17.2% to $72.5 million from $61.9 million in the comparable period in 2024. For the six months ended June 30, 2025, commission revenues increased 11.3% to $140.3 million from $126.1 million in the comparable period in 2024.

Principal transactions – For the three months ended June 30, 2025, principal transactions revenues increased 20.9% to $118.1 million from $97.7 million in the comparable period in 2024. For the six months ended June 30, 2025, principal transactions revenues increased 13.1% to $199.2 million from $176.2 million in the comparable period in 2024.

Transactional revenues – For the three months ended June 30, 2025, transactional revenues increased 19.4% to $190.6 million from $159.6 million in the comparable period in 2024. For the six months ended June 30, 2025, transactional revenues increased 12.3% to $339.5 million from $302.3 million in the comparable period in 2024.

For the three months ended June 30, 2025, fixed income transactional revenues increased 21.0% to $129.1 million from $106.7 million in the comparable period in 2024. For the six months ended June 30, 2025, fixed income transactional revenues increased 11.8% to $218.5 million from $195.3 million in the comparable period in 2024. The increase in fixed income institutional transactional revenues is primarily attributable to increased activity in securitized products, partially offset by lower levels of activity in credit products over the comparable periods in 2024.

For the three months ended June 30, 2025, equity transactional revenues increased 16.2% to $61.5 million from $52.9 million in the comparable period in 2024. For the six months ended June 30, 2025, equity transactional revenues increased 13.2% to $121.1 million from $107.0 million during the comparable period in 2024. The increase in equity institutional transactional revenues is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2024.

Investment banking – For the three months ended June 30, 2025, investment banking revenues decreased 0.1% to $227.2 million from $227.5 million during the comparable period in 2024. For the six months ended June 30, 2025, investment banking revenues increased 5.1% to $459.3 million from $437.2 million during the comparable period in 2024.

For the three months ended June 30, 2025, capital-raising revenues increased 4.0% to $99.9 million from $96.1 million in the comparable period in 2024. For the six months ended June 30, 2025, capital-raising revenues increased 4.3% to $194.5 million from $186.5 million in the comparable period in 2024.

For the three months ended June 30, 2025, equity capital-raising revenues decreased 3.7% to $46.2 million from $47.9 million during the comparable period in 2024 driven by lower volumes during the quarter. For the six months ended June 30, 2025, equity capital-raising revenues increased 7.9% to $95.2 million from $88.2 million during the comparable period in 2024. The increase is primarily attributable to higher volumes over the comparable period in 2024.

For the three months ended June 30, 2025, fixed income capital-raising revenues increased 11.6% to $53.7 million from $48.1 million during the comparable period in 2024. For the six months ended June 30, 2025, fixed income capital-raising revenues increased 1.1% to $99.3 million from $98.3 million during the comparable period in 2024. The increase is primarily attributable to higher bond issuances over the comparable periods in 2024.

For the three months ended June 30, 2025, advisory revenues decreased 3.1% to $127.3 million from $131.4 million in the comparable period in 2024. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter. For the six months ended June 30, 2025, advisory revenues increased 5.6% to $264.8 million from $250.7 million in the comparable period in 2024. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable period in 2024.

Interest – For the three months ended June 30, 2025, interest increased 20.3% to $11.0 million from $9.2 million in the comparable period in 2024. For the six months ended June 30, 2025, interest increased 29.6% to $20.1 million from $15.5 million in the comparable period in 2024.

Other income – For the three months ended June 30, 2025, other income decreased 57.4% to $4.3 million from $10.2 million in the comparable period in 2024. For the six months ended June 30, 2025, other income decreased 13.8% to $11.9 million from $13.8 million during the comparable period in 2024. The decrease is primarily attributable to reduced rental income generated from our aircraft engine leasing business due to the sale of engines.

Interest expense – For the three months ended June 30, 2025, interest expense decreased 14.5% to $13.4 million from $15.7 million in the comparable period in 2024. For the six months ended June 30, 2025, interest expense decreased 2.3% to $26.1 million from $26.7 million in the comparable period in 2024. The decrease is primarily attributable to lower interest rates over the comparable periods in 2024.

NON-INTEREST EXPENSES

For the three months ended June 30, 2025, Institutional Group non-interest expenses increased 4.9% to $358.7 million from $341.9 million for the comparable period in 2024. For the six months ended June 30, 2025, Institutional Group non-interest expenses increased 9.2% to $716.2 million from $656.2 million during the comparable period in 2024.

Compensation and benefits – For the three months ended June 30, 2025, compensation and benefits expense increased 7.8% to $257.7 million from $239.0 million during the comparable period in 2024. For the six months ended June 30, 2025, compensation and benefits expense increased 12.2% to $510.3 million from $454.8 million during the comparable period in 2024. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 61.4% and 63.4% for the three and six months ended June 30, 2025, respectively, compared to 61.2% and 61.3% for the comparable periods in 2024. The increase is primarily attributable to higher compensable revenues over the comparable periods in 2024.

Occupancy and equipment rental – For the three months ended June 30, 2025, occupancy and equipment rental expense decreased 2.8% to $21.7 million from $22.3 million during the comparable period in 2024. For the six months ended June 30, 2025, occupancy and equipment rental expense decreased 4.3% to $42.5 million from $44.4 million during the comparable period in 2024. The decrease is primarily attributable to lower furniture and equipment costs, partially offset by higher occupancy and data processing expenses during the comparable periods in 2024.

Communications and office supplies – For the three months ended June 30, 2025, communications and office supplies expense decreased 0.8% to $26.0 million from $26.2 million during the comparable period in 2024. The decrease is primarily attributable to lower telecommunication expenses, partially offset by higher communication and quote expenses during the quarter. For the six months ended June 30, 2025, communications and office supplies expense increased 3.1% to $52.9 million from $51.3 million during the comparable period in 2024. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended June 30, 2025, commissions and floor brokerage expense increased 25.1% to $9.9 million from $7.9 million during the comparable period in 2024. For the six months ended June 30, 2025, commissions and floor brokerage expense increased 13.0% to $19.5 million from $17.2 million during the comparable period in 2024. The increase is primarily attributable to higher ECN trading costs, trading and clearing expenses, and transaction fees over the comparable periods in 2024.

Other operating expenses – For the three months ended June 30, 2025, other operating expenses decreased 6.4% to $43.6 million from $46.5 million during the comparable period in 2024. The decrease is primarily attributable to lower litigation-related expenses, investment banking expenses, and subscriptions expenses, partially offset by higher professional fees. For the six months ended June 30, 2025, other operating expenses increased 3.0% to $91.1 million from $88.4 million during the comparable period in 2024. The increase is primarily attributable to higher professional fees, travel and conference-related expenses, licensing costs, and investment banking transaction expenses, partially offset by lower litigation-related expenses, dues and assessment expenses, and subscriptions expenses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2025, income before income taxes for the Institutional Group segment increased 25.0% to $61.0 million from $48.8 million during the comparable period in 2024. For the six months ended June 30, 2025, income before income taxes for the Institutional Group segment increased 3.0% to $88.5 million from $85.9 million during the comparable period in 2024.

Profit margins (income before income taxes as a percentage of net revenues) for the three and six months ended June 30, 2025 were positively impacted by higher revenues over the comparable periods in 2024. The profit margin for the six months ended June 30, 2025 was negatively impacted by higher fixed compensation expenses in our international operations.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2025 Compared with Three and Six Months Ended June 30, 2024

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net revenues	$18,876	$26,076	(27.6%)	$38,857	$47,238	(17.7%)
Non-interest expenses:
Compensation and benefits:
Core business-related	67,011	75,017	(10.7)	120,297	143,894	(16.4)
Acquisition-related	29,988	15,725	90.7	34,044	21,258	60.1
Total compensation and benefits	96,999	90,742	6.9	154,341	165,152	(6.5)
Other operating expenses:
Core business-related	57,815	48,378	19.5	102,307	97,675	4.7
Acquisition-related	17,338	8,048	115.4	25,957	14,669	77.0
Total other operating expenses	75,153	56,426	33.2	128,264	112,344	14.2
Total non-interest expenses	172,152	147,168	17.0	282,605	277,496	1.8
Loss before income taxes	$(153,276)	$(121,092)	26.6%	$(243,748)	$(230,258)	5.9%

For the three and six months ended June 30, 2025, non-interest expenses increased 17.0% and 1.8%, to $172.2 million and $282.6 million, respectively. The increases are primarily attributable to increased provisions for legal and regulatory matters, an increase in variable compensation, and the recording of severance costs associated with workforce reductions in certain of our foreign subsidiaries.

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

For the three months ended June 30, 2025, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 99.1% to $47.3 million from $23.8 million in 2024.

For the six months ended June 30, 2025, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 67.0% to $60.0 million from $35.9 million in 2024.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $39.9 billion, were down 0.1% from December 31, 2024. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2025, our liabilities were comprised primarily of deposits of $28.7 billion at Stifel Bancorp, payables to customers of $579.2 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $801.9 million, senior notes, net of debt issuance costs, of $617.0 million, and accrued employee compensation of $561.3 million. To meet our obligations to clients and operating needs, we had $12.6 billion of cash or assets readily convertible into cash at June 30, 2025.

Cash Flow

Cash and cash equivalents decreased $790.6 million to $1.9 billion at June 30, 2025, from $2.6 billion at December 31, 2024. Operating activities provided cash of $396.3 million. Investing activities used cash of $586.5 million primarily due to investment securities purchases and fixed asset purchases, partially offset by proceeds from principal paydowns of investment securities. Financing activities used cash of $573.6 million primarily due to a decrease in bank deposits, repurchases of our common stock, tax payments related to shares withheld for stock-based compensation, and dividends paid on our common and preferred stock, partially offset by an increase in securities loaned and securities sold under agreement to repurchase.

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

As of June 30, 2025, we had $39.9 billion in assets, $12.6 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,857,669	$2,648,308
Receivables from brokers, dealers, and clearing organizations	637,057	486,465
Securities purchased under agreements to resell	637,530	528,976
Financial instruments owned at fair value	1,302,669	1,109,507
Available-for-sale securities at fair value	1,546,392	1,584,598
Held-to-maturity securities at amortized cost	6,584,925	6,524,954
Investments	32,507	30,785
Total cash and assets readily convertible to cash	$12,598,749	$12,913,593

As of June 30, 2025 and December 31, 2024, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2025		December 31, 2024
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$138,454	$—	$142,901	$—
Financial instruments owned at fair value	719,432	719,432	580,170	580,170
Investment portfolio (AFS & HTM)	—	3,355,929	—	3,019,850
	$857,886	$4,075,361	$723,071	$3,600,020

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At June 30, 2025, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2025, the maximum number of shares that may yet be purchased under this plan was 8.2 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At June 30, 2025, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2025, available cash and highly liquid investments comprised approximately 14% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.9 billion of cash and cash equivalents at June 30, 2025, compared to $2.6 billion at December 31, 2024. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.55 billion in available-for-sale investment securities at June 30, 2025, compared to $1.58 billion at December 31, 2024. As of June 30, 2025, the weighted-average life of the investment securities portfolio was approximately 1.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of June 30, 2025, we had $28.7 billion in deposits compared to $29.1 billion at December 31, 2024. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs.

Deposits are sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $24.9 billion and $27.1 billion at June 30, 2025 and December 31, 2024, respectively, which includes $15.0 billion and $17.1 billion, respectively, of client cash in our Smart Rate program. The decrease in money market deposits was primarily driven by typical seasonality related to income tax payments. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at June 30, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $125.0 million during the six months ended June 30, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates on these advances during the three and six months ended June 30, 2025 was 4.59% and 4.56%, respectively. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At June 30, 2025, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At June 30, 2025, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $5.9 billion at June 30, 2025 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2025, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $5.2 billion with the Fed’s discount window at June 30, 2025. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $24.9 billion at June 30, 2025. At June 30, 2025, there was $26.0 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $127.9 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2025. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2025, and the years ended December 31, 2026, 2027, 2028, 2029, and thereafter are $89.9 million, $141.6 million, $121.7 million, $108.1 million, $79.6 million, and $205.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At June 30, 2025, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 12.4 million, of which 11.4 million were unvested. At June 30, 2025, there was unrecognized compensation cost for deferred awards of approximately $857.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2025, and the years ended December 31, 2026, 2027, 2028, 2029, and thereafter are $139.5 million, $237.2 million, $178.1 million, $126.7 million, $87.4 million, and $88.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

On May 7, 2025, the Company’s Board of Directors declared a cash dividend on shares of the Company’s common stock of $0.46 per share, payable June 16, 2025, to shareholders of record at the close of business on June 2, 2025.

On May 7, 2025, the Company’s Board of Directors declared a quarterly cash dividend on the outstanding shares of the Company’s preferred stock payable on June 16, 2025 to shareholders of record on June 2, 2025.

On April 7, 2025, the Company completed the acquisition of a portion of B. Riley Financial, Inc.’s traditional wealth management business, a deal that added 36 advisors with approximately $4 billion in assets under management. Consideration for this transaction consisted of cash from operations.

On June 2, 2025, the Company completed the acquisition of Bryan, Garnier & Co. (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. Bryan Garnier’s product suite includes mergers & acquisitions advisory, private and public growth financing solutions, and institutional sales and execution. Bryan Garnier is headquartered in Europe with offices in Paris, London, Amsterdam, Munich, Oslo, Stockholm, and New York. Consideration for this transaction consisted of cash from operations.

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

At June 30, 2025, Stifel had net capital of $381.9 million, which was 30.2% of aggregate debit items and $356.6 million in excess of its minimum required net capital. At June 30, 2025, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2025, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2025, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At June 30, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2025, and the daily VaR at June 30, 2025 and December 31, 2024 (in thousands):

	Six Months Ended June 30, 2025			VaR Calculation at
	High	Low	Daily Average	June 30, 2025	December 31, 2024
Daily VaR	$13,850	$6,057	$9,192	$7,543	$8,563

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

The following table illustrates the estimated change in net interest income at June 30, 2025, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	3.0%
+100	1.6
0	—
-100	(1.0)
-200	(3.1)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2025 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,976,438	$654,256	$5,208,116	$2,923,689
Securities	6,893,092	91,151	644,377	694,055
Interest-bearing cash	793,887	—	—	—
	$20,663,417	$745,407	$5,852,493	$3,617,744
Interest-bearing liabilities:
Transaction accounts and savings	$28,171,861	$—	$—	$—
Borrowings	145,131	—	—	—
Certificates of deposit	111,805	15,576	—	—
	$28,428,797	$15,576	$—	$—
GAP	(7,765,380)	729,831	5,852,493	3,617,744
Cumulative GAP	$(7,765,380)	$(7,035,549)	$(1,183,056)	$2,434,688

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2025, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.1 billion, and the fair value of the collateral that had been sold or repledged was $719.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2025 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2025. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2025	770,000	$84.94	770,000	8,415,793
May 1 - 31, 2025	199,814	88.24	199,814	8,215,979
June 1 - 30, 2025	—	—	—	8,215,979
	969,814	$85.62	969,814

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2025, the maximum number of shares that may yet be purchased under this plan was 8.2 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

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

Date: August 6, 2025