Form 10-Q
period 2025-09-30
STIFEL FINANCIAL CORP
filed 2025-11-05
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - October 31, 2025
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	101,828,332
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2025	December 31, 2024
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$3,184,905	$2,648,308
Cash segregated for regulatory purposes	31,851	29,895
Receivables:
Brokerage clients, net	1,021,905	897,363
Brokers, dealers, and clearing organizations	777,443	486,465
Securities purchased under agreements to resell	525,621	528,976
Financial instruments owned, at fair value	1,540,478	1,169,008
Available-for-sale securities, at fair value	1,688,636	1,584,598
Held-to-maturity securities, at amortized cost	6,458,002	6,524,954
Loans:
Held for investment, net	21,039,173	20,731,796
Held for sale, at lower of cost or fair value	595,517	578,980
Investments, at fair value	80,267	75,358
Fixed assets, net	198,178	193,156
Operating lease right-of-use assets, net	794,443	809,174
Goodwill	1,482,342	1,395,218
Intangible assets, net	110,381	113,574
Loans and advances to financial advisors and other employees, net	750,755	682,196
Deferred tax assets, net	191,032	152,378
Other assets	1,216,431	1,294,143
Total assets	$41,687,360	$39,895,540
Liabilities
Payables:
Brokerage clients	$666,439	$468,773
Brokers, dealers, and clearing organizations	432,631	215,249
Drafts	102,241	126,770
Securities sold under agreements to repurchase	747,301	580,170
Bank deposits	30,137,748	29,102,227
Financial instruments sold, but not yet purchased, at fair value	806,120	646,271
Accrued compensation	743,748	790,194
Lease liabilities, net	858,346	867,426
Accounts payable and accrued expenses	764,415	735,072
Senior notes	617,236	616,618
Debentures to Stifel Financial Capital Trusts	55,000	60,000
Total liabilities	35,931,225	34,208,770
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 111,662,735 and 111,662,571 shares, respectively	16,749	16,749
Additional paid-in-capital	1,869,971	1,895,568
Retained earnings	3,961,129	3,794,609
Accumulated other comprehensive loss	(25,846)	(75,638)
Treasury stock, at cost, 9,715,210 and 9,491,204 shares, respectively	(750,868)	(629,518)
Total equity	5,756,135	5,686,770
Total liabilities and equity	$41,687,360	$39,895,540

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Commissions	$206,075	$183,445	$600,414	$552,238
Principal transactions	177,876	137,089	492,139	429,677
Investment banking	323,483	243,182	794,885	690,412
Asset management	431,399	382,616	1,244,548	1,130,849
Interest	481,504	510,823	1,434,192	1,515,803
Other income	14,228	18,705	28,499	39,835
Total revenues	1,634,565	1,475,860	4,594,677	4,358,814
Interest expense	205,169	251,192	625,526	753,176
Net revenues	1,429,396	1,224,668	3,969,151	3,605,638
Non-interest expenses:
Compensation and benefits	839,820	718,065	2,346,976	2,120,479
Occupancy and equipment rental	95,601	89,625	282,045	268,189
Communications and office supplies	48,893	48,869	146,253	144,417
Commissions and floor brokerage	15,807	16,239	49,759	46,389
Provision for credit losses	8,316	5,287	28,664	13,509
Other operating expenses	134,913	129,925	552,224	350,412
Total non-interest expenses	1,143,350	1,008,010	3,405,921	2,943,395
Income from operations before income tax expense	286,046	216,658	563,230	662,243
Provision for income taxes	74,675	58,153	143,812	174,869
Net income	211,371	158,505	419,418	487,374
Preferred dividends	9,320	9,320	27,961	27,961
Net income available to common shareholders	$202,051	$149,185	$391,457	$459,413

Earnings per common share:
Basic	$1.96	$1.43	$3.77	$4.41
Diluted	$1.84	$1.34	$3.56	$4.16

Cash dividends declared per common share	$0.46	$0.42	$1.38	$1.26

Weighted-average number of common shares outstanding:
Basic	103,119	103,966	103,735	104,135
Diluted	110,058	110,994	109,918	110,457

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$211,371	$158,505	$419,418	$487,374
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains on available-for-sale securities (2)	11,968	39,411	41,798	31,174
Foreign currency translation adjustment	(3,614)	4,984	7,994	2,766
Total other comprehensive income/(loss), net of tax	8,354	44,395	49,792	33,940
Comprehensive income	$219,725	$202,900	$469,210	$521,314

(1)
Net of a tax expense of $3.0 million and $16.3 million for the three months ended September 30, 2025 and 2024, respectively. Net of a tax expense of $17.1 million and $12.2 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)
There were no reclassifications to earnings for the nine months ended September 30, 2025 and 2024.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2025	2024
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,837,783	1,836,561
Unit amortization, net of forfeitures	35,214	38,430
Distributions under employee plans	(2,797)	(2,610)
Other	(229)	87
Balance, end of period	1,869,971	1,872,468
Retained earnings:
Balance, beginning of period	3,813,207	3,521,015
Net income	211,371	158,505
Dividends declared:
Common	(53,889)	(48,707)
Preferred	(9,320)	(9,320)
Distributions under employee plans	(255)	(1,323)
Other	15	(2,694)
Balance, end of period	3,961,129	3,617,476
Accumulated other comprehensive loss:
Balance, beginning of period	(34,200)	(84,781)
Unrealized gains on securities, net of tax	11,968	39,411
Foreign currency translation adjustment, net of tax	(3,614)	4,984
Balance, end of period	(25,846)	(40,386)
Treasury stock, at cost:
Balance, beginning of period	(721,554)	(576,337)
Distributions under employee plans	1,924	2,332
Common stock repurchased	(31,238)	(20,222)
Balance, end of period	(750,868)	(594,227)
Total Shareholders' Equity	$5,756,135	$5,557,080

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	16,749	16,749
Issuance of common stock	—	—
Balance, end of period	16,749	16,749
Additional paid-in-capital:
Balance, beginning of period	1,895,568	1,905,097
Unit amortization, net of forfeitures	116,951	119,399
Distributions under employee plans	(142,162)	(152,308)
Other	(386)	280
Balance, end of period	1,869,971	1,872,468
Retained earnings:
Balance, beginning of period	3,794,609	3,398,610
Net income	419,418	487,374
Dividends declared:
Common	(159,374)	(146,127)
Preferred	(27,961)	(27,961)
Distributions under employee plans	(65,632)	(92,168)
Other	69	(2,252)
Balance, end of period	3,961,129	3,617,476
Accumulated other comprehensive loss:
Balance, beginning of period	(75,638)	(74,326)
Unrealized gains on securities, net of tax	41,798	31,174
Foreign currency translation adjustment, net of tax	7,994	2,766
Balance, end of period	(25,846)	(40,386)
Treasury stock, at cost:
Balance, beginning of period	(629,518)	(636,699)
Distributions under employee plans	86,099	141,001
Common stock repurchased	(207,449)	(98,529)
Balance, end of period	(750,868)	(594,227)
Total Shareholders' Equity	$5,756,135	$5,557,080

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$419,418	$487,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,762	47,487
Amortization of loans and advances to financial advisors and other employees	108,515	115,803
Amortization of premium on investment portfolio	5,301	6,442
Provision for credit losses	28,664	13,509
Amortization of intangible assets	16,599	17,710
Deferred income taxes	(54,678)	(43,545)
Stock-based compensation	119,039	118,447
Gains on sale of investments	(4,280)	(311)
Gains on sale of leased aircraft engines	(41,941)	(20,816)
Other, net	8,337	(2,435)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(125,208)	(75,475)
Brokers, dealers, and clearing organizations	(290,978)	(145,855)
Securities purchased under agreements to resell	3,355	(315,218)
Financial instruments owned	(371,470)	(398,350)
Loans originated as held for sale	(1,643,940)	(1,531,378)
Proceeds from loans held for sale	2,218,144	1,653,763
Loans and advances to financial advisors and other employees	(173,684)	(141,509)
Other assets	38,661	114,950
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	197,666	(66,024)
Brokers, dealers, and clearing organizations	76,149	(38,031)
Drafts	(24,529)	16,742
Financial instruments sold, but not yet purchased	159,849	236,961
Other liabilities and accrued expenses	19,829	16,363
Net cash provided by operating activities	$734,580	$66,604

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, maturities, and calls of available-for-sale securities	$274,398	$206,665
Principal paydowns, maturities, and calls of held-to-maturity securities	1,792,737	1,537,637
Sale or maturity of investments	31	5,204
Sale of leased aircraft engines	105,440	44,248
Increase in loans held for investment, net	(932,644)	(1,035,394)
Payments for:
Purchase of fixed assets	(48,604)	(56,357)
Purchase of available-for-sale securities	(327,072)	(237,640)
Purchase of held-to-maturity securities	(1,725,760)	(2,262,874)
Purchase of investments	(4,602)	(8,098)
Acquisitions, net of cash received	(74,878)	(8,106)
Net cash used in investing activities	(940,954)	(1,814,715)
Cash Flows From Financing Activities:
Payment of contingent consideration	(252)	(902)
Increase in securities sold under agreements to repurchase	167,131	240,340
Increase in bank deposits, net	1,035,521	785,939
Increase in securities loaned	141,233	16,562
Repayment of short term debt	(86,877)	—
Repayment of senior notes	—	(500,000)
Tax payments related to shares withheld for stock-based compensation plans	(120,893)	(104,029)
Repurchase of common stock	(207,449)	(98,529)
Cash dividends on preferred stock	(27,961)	(27,961)
Cash dividends paid to common stock and equity-award holders	(159,076)	(144,638)
Extinguishment of Stifel Financial Capital Trust	(4,444)	—
Net cash provided by financing activities	736,933	166,782
Effect of exchange rate changes on cash	7,994	2,766
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	538,553	(1,578,563)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,678,203	3,523,849
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$3,216,756	$1,945,286
Supplemental disclosure of cash flow information:
Cash paid for interest	$638,068	$763,539
Cash paid for income taxes, net of refunds	122,590	185,354
Noncash investing and financing activities:
Transfer of loans held for investment to held for sale	596,051	152,915
Unit grants, net of forfeitures	237,183	157,748

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,184,905	$2,648,308
Cash segregated for regulatory purposes	31,851	29,895
Total cash, cash equivalents, and cash segregated for regulatory purposes	$3,216,756	$2,678,203

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

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for credit losses. Our allowance for credit losses was approximately $33.0 million and $31.7 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2025 and December 31, 2024, included (in thousands):

	September 30, 2025	December 31, 2024
Deposits paid for securities borrowed	$430,032	$269,831
Receivable from clearing organizations	323,692	201,748
Securities failed to deliver	23,719	14,886
	$777,443	$486,465

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2025 and December 31, 2024, included (in thousands):

	September 30, 2025	December 31, 2024
Deposits received from securities loaned	$320,161	$178,928
Payable to clearing organizations	83,271	11,311
Securities failed to receive	29,199	25,010
	$432,631	$215,249

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$30,876	$16,859	$29,277	$19,509
Money market funds	1,596	—	1,932	—
Mutual funds	651	—	574	—
Private equity funds	289	—	344	—
Total	$33,412	$16,859	$32,127	$19,509

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded and fixed income securities.

We have identified Level 3 financial instruments to include syndicated loans. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, are presented below (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$15,370	$15,370	$—	$—
U.S. government agency securities	275,046	—	275,046	—
Agency mortgage-backed securities	446,693	—	446,693	—
Asset-backed securities	60,135	—	57,996	2,139
Corporate securities:
Fixed income securities	311,339	58	311,281	—
Equity securities	123,932	123,927	5	—
State and municipal securities	241,755	—	241,755	—
Other (1)	66,208	—	14,909	51,299
Total financial instruments owned	1,540,478	139,355	1,347,685	53,438
Available-for-sale securities:
U.S. government agency securities	2,361	—	2,361	—
State and municipal securities	2,351	—	2,351	—
Mortgage-backed securities:
Agency	1,152,960	—	1,152,960	—
Commercial	10,976	—	10,976	—
Non-agency	158	—	158	—
Corporate fixed income securities	407,352	—	407,352	—
Asset-backed securities	112,478	—	112,478	—
Total available-for-sale securities	1,688,636	—	1,688,636	—
Investments:
Corporate equity securities	34,305	15,630	1	18,674
Auction rate securities	557	—	—	557
Other (2)	13,589	1	—	13,588
Investments in funds and partnerships measured at NAV	31,816
Total investments	80,267	15,631	1	32,819
Derivative contracts (3)	76,114	—	76,114	—
Subtotal	3,385,495	154,986	3,112,436	86,257
Cash equivalents measured at NAV	1,596
Total assets at fair value on a recurring basis	$3,387,091	$154,986	$3,112,436	$86,257

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$366,214	$366,214	$—	$—
Agency mortgage-backed securities	168,692	—	168,692	—
Corporate securities:
Fixed income securities	153,144	—	153,144	—
Equity securities	116,835	116,835	—	—
Syndicated loans	1,235	—	—	1,235
Total financial instruments sold, but not yet purchased	806,120	483,049	321,836	1,235
Derivative contracts (4)	76,125	—	76,125	—
Total liabilities at fair value on a recurring basis	$882,245	$483,049	$397,961	$1,235

(4) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, are presented below (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$20,045	$20,045	$—	$—
U.S. government agency securities	149,479	—	149,479	—
Agency mortgage-backed securities	262,629	—	262,629	—
Asset-backed securities	113,033	—	111,999	1,034
Corporate securities:
Fixed income securities	274,207	507	273,700	—
Equity securities	50,787	50,472	315	—
State and municipal securities	229,342	—	229,342	—
Other (1)	69,486	—	11,019	58,467
Total financial instruments owned	1,169,008	71,024	1,038,483	59,501
Available-for-sale securities:
U.S. government agency securities	2,266	—	2,266	—
State and municipal securities	2,349	—	2,349	—
Mortgage-backed securities:
Agency	921,563	—	921,563	—
Commercial	67,956	—	67,956	—
Non-agency	199	—	199	—
Corporate fixed income securities	463,992	—	463,992	—
Asset-backed securities	126,273	—	126,273	—
Total available-for-sale securities	1,584,598	—	1,584,598	—
Investments:
Corporate equity securities	30,227	14,661	1	15,565
Auction rate securities	558	—	—	558
Other (2)	14,378	30	—	14,348
Investments in funds and partnerships measured at NAV	30,195
Total investments	75,358	14,691	1	30,471
Derivative contracts (3)	110,814	—	110,814	—
Subtotal	2,939,778	85,715	2,733,896	89,972
Cash equivalents measured at NAV	1,932
Total assets at fair value on a recurring basis	$2,941,710	$85,715	$2,733,896	$89,972

(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Primarily includes private company investments.
(3)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$370,373	$370,373	$—	$—
Agency mortgage-backed securities	65,946	—	65,946	—
Corporate securities:
Fixed income securities	174,425	—	174,425	—
Equity securities	34,437	34,437	—	—
Syndicated loans	1,090	—	—	1,090
Total financial instruments sold, but not yet purchased	646,271	404,810	240,371	1,090
Derivative contracts (4)	110,825	—	110,825	—
Total liabilities at fair value on a recurring basis	$757,096	$404,810	$351,196	$1,090
(4)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at June 30, 2025	$1,034	$39,810	$17,074	$554	$13,640
Unrealized gains/(losses)	(9)	(6)	(7)	3	(79)
Purchases	1,114	16,893	1,607	—	27
Redemptions	—	(5,398)	—	—	—
Net change	1,105	11,489	1,600	3	(52)
Balance at September 30, 2025	$2,139	$51,299	$18,674	$557	$13,588

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30, 2025
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2024	$1,034	$58,467	$15,565	$558	$14,348
Unrealized gains/(losses)	(9)	145	(7)	(1)	(32)
Realized losses	(942)	—	(404)	—	(755)
Purchases	10,245	26,963	3,520	—	27
Sales	(8,189)	—	—	—	—
Redemptions	—	(34,276)	—	—	—
Net change	1,105	(7,168)	3,109	(1)	(760)
Balance at September 30, 2025	$2,139	$51,299	$18,674	$557	$13,588

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2025, relating to Level 3 assets still held at September 30, 2025, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2025 and December 31, 2024, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,184,905	$3,184,905	$2,648,308	$2,648,308
Cash segregated for regulatory purposes	31,851	31,851	29,895	29,895
Securities purchased under agreements to resell	525,621	525,621	528,976	528,976
Financial instruments owned	1,540,478	1,540,478	1,169,008	1,169,008
Available-for-sale securities	1,688,636	1,688,636	1,584,598	1,584,598
Held-to-maturity securities	6,458,002	6,477,018	6,524,954	6,547,647
Bank loans	21,039,173	20,571,051	20,731,796	20,229,458
Loans held for sale	595,517	595,517	578,980	578,980
Investments	80,267	80,267	75,358	75,358
Derivative contracts (1)	76,114	76,114	110,814	110,814
Financial liabilities:
Securities sold under agreements to repurchase	$747,301	$747,301	$580,170	$580,170
Bank deposits	30,137,748	30,137,781	29,102,227	27,164,580
Financial instruments sold, but not yet purchased	806,120	806,120	646,271	646,271
Senior notes	617,236	580,856	616,618	561,851
Debentures to Stifel Financial Capital Trusts	55,000	52,925	60,000	58,788
Derivative contracts (2)	76,125	76,125	110,825	110,825

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values and fair value hierarchy of financial instruments that are not recorded at fair value in the consolidated statements of financial condition or measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$3,183,309	$3,183,309	$—	$—
Cash segregated for regulatory purposes	31,851	31,851	—	—
Securities purchased under agreements to resell	525,621	—	525,621	—
Held-to-maturity securities	6,477,018	—	6,407,209	69,809
Bank loans	20,571,051	—	20,457,654	113,397
Loans held for sale	595,517	—	378,322	217,195
Financial liabilities:
Securities sold under agreements to repurchase	$747,301	$—	$747,301	$—
Bank deposits	30,137,781	—	30,137,781	—
Senior notes	580,856	580,856	—	—
Debentures to Stifel Financial Capital Trusts	52,925	—	—	52,925

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,646,376	$2,646,376	$—	$—
Cash segregated for regulatory purposes	29,895	29,895	—	—
Securities purchased under agreements to resell	528,976	—	528,976	—
Held-to-maturity securities	6,547,647	—	6,474,140	73,507
Bank loans	20,229,458	—	20,104,756	124,702
Loans held for sale	578,980	—	578,980	—
Financial liabilities:
Securities sold under agreements to repurchase	$580,170	$—	$580,170	$—
Bank deposits	27,164,580	—	27,164,580	—
Senior notes	561,851	561,851	—	—
Debentures to Stifel Financial Capital Trusts	58,788	—	—	58,788

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2025 and December 31, 2024.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2025 and December 31, 2024 approximate fair value due to their short-term nature.

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

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of Small Business Administration (“SBA”) loans, fixed-rate and adjustable-rate residential real estate mortgage loans, as well as commercial loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices.

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2025 and December 31, 2024 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of demand deposits is equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of money market and savings accounts approximate their fair values as substantially all of these deposits are variable-rate and short-term in nature. The fair values of fixed-rate certificates of deposit are calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

Senior Notes

The fair value of our senior notes is estimated based upon quoted market prices.

Debentures to Stifel Financial Capital Trusts

The fair value of our trust preferred securities is based on the discounted value of contractual cash flows. We have assumed a discount rate based on similar type debt instruments. In September 2025, we extinguished $5.0 million of our debenture to Stifel Capital Trust II resulting in an immaterial gain, which is recorded in other income in the consolidated statements of operations.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Financial instruments owned:
U.S. government securities	$15,370	$20,045
U.S. government agency securities	275,046	149,479
Agency mortgage-backed securities	446,693	262,629
Asset-backed securities	60,135	113,033
Corporate securities:
Fixed income securities	311,339	274,207
Equity securities	123,932	50,787
State and municipal securities	241,755	229,342
Other (1)	66,208	69,486
	$1,540,478	$1,169,008
Financial instruments sold, but not yet purchased:
U.S. government securities	$366,214	$370,373
Agency mortgage-backed securities	168,692	65,946
Corporate securities:
Fixed income securities	153,144	174,425
Equity securities	116,835	34,437
Syndicated loans	1,235	1,090
	$806,120	$646,271

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

At September 30, 2025 and December 31, 2024, financial instruments owned in the amount of $579.8 million and $597.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,432	$6	$(77)	$2,361
State and municipal securities	2,350	1	—	2,351
Mortgage-backed securities:
Agency	1,239,648	3,662	(90,350)	1,152,960
Commercial	11,097	—	(121)	10,976
Non-agency	164	—	(6)	158
Corporate fixed income securities	433,163	35	(25,846)	407,352
Asset-backed securities	113,204	63	(789)	112,478
	$1,802,058	$3,767	$(117,189)	$1,688,636
Held-to-maturity securities (2)
Asset-backed securities	$6,458,002	$21,706	$(2,690)	$6,477,018

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,407	$—	$(141)	$2,266
State and municipal securities	2,350	—	(1)	2,349
Mortgage-backed securities:
Agency	1,045,344	334	(124,115)	921,563
Commercial	69,430	—	(1,474)	67,956
Non-agency	206	—	(7)	199
Corporate fixed income securities	507,824	—	(43,832)	463,992
Asset-backed securities	127,148	202	(1,077)	126,273
	$1,754,709	$536	$(170,647)	$1,584,598
Held-to-maturity securities (2)
Asset-backed securities	$6,524,954	$26,498	$(3,805)	$6,547,647

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2025, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at September 30, 2025 and December 31, 2024 was $86.1 million and $106.8 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2025 and 2024.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2025 and December 31, 2024 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$104,690	$103,267	$78,491	$78,080
After one year through three years	38,242	36,718	143,648	137,049
After three years through five years	80,949	74,248	—	—
After five years through ten years	317,431	297,508	395,884	352,736
After ten years	1,260,746	1,176,895	1,136,686	1,016,733
	$1,802,058	$1,688,636	$1,754,709	$1,584,598
Held-to-maturity securities
After three years through five years	174,986	174,964	91,184	91,238
After five years through ten years	1,714,752	1,717,145	3,063,278	3,075,645
After ten years	4,568,264	4,584,909	3,370,492	3,380,764
	$6,458,002	$6,477,018	$6,524,954	$6,547,647

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2025, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities
U.S. government agency securities	$—	$2,361	$—	$—	$2,361
State and municipal securities	—	2,351	—	—	2,351
Mortgage-backed securities:
Agency	—	4,963	74,563	1,073,434	1,152,960
Commercial	—	—	—	10,976	10,976
Non-agency	—	—	158	—	158
Corporate fixed income securities	103,267	101,291	197,759	5,035	407,352
Asset-backed securities	—	—	25,028	87,450	112,478
	$103,267	$110,966	$297,508	$1,176,895	$1,688,636
Held-to-maturity securities
Asset-backed securities	$—	$174,986	$1,714,752	$4,568,264	$6,458,002

At September 30, 2025 and December 31, 2024, securities of $1.0 billion and $842.3 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2025 and December 31, 2024, securities of $3.0 billion and $2.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(77)	$1,889	$(77)	$1,889
Mortgage-backed securities:
Agency	(1,014)	232,197	(89,336)	621,946	(90,350)	854,143
Commercial	—	—	(121)	10,976	(121)	10,976
Non-agency	—	—	(6)	158	(6)	158
Corporate fixed income securities	(64)	9,935	(25,782)	382,382	(25,846)	392,317
Asset-backed securities	(25)	11,556	(764)	68,859	(789)	80,415
	$(1,103)	$253,688	$(116,086)	$1,086,210	$(117,189)	$1,339,898

At September 30, 2025, the amortized cost of 221 securities classified as available for sale exceeded their fair value by $117.2 million, of which $116.1 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at September 30, 2025, was $1.3 billion, which was 79.3% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses ratings assigned by nationally recognized rating agencies, which includes S&P, Moody’s, and Fitch Ratings Inc., as the primary credit quality indicator for its investment portfolio. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed.

At September 30, 2025, approximately 85% of our available-for-sale securities were backed by the United States government or rated A or higher by nationally recognized rating agencies.

The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at September 30, 2025 (in thousands):

	AAA	AA	C	Total
Held-to-maturity securities
Asset-backed securities	$3,623,839	$2,833,964	$199	$6,458,002

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

Commercial and industrial (C&I). C&I loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, and “event-driven.” “Event-driven” loans support client merger, acquisition or recapitalization activities. C&I lending is structured as revolving lines of credit, letter of credit facilities, term loans and bridge loans. Risk factors considered in determining the allowance for credit losses on corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, leverage, volatility of collateral value, debt cushion, and covenants.

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2025 and December 31, 2024 (in thousands, except percentages):

	September 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Residential real estate	$9,085,945	42.9%	$8,565,193	41.0%
Fund banking	3,881,895	18.3	3,854,222	18.5
Commercial and industrial	3,760,005	17.8	4,062,029	19.5
Securities-based loans	2,565,897	12.1	2,389,593	11.4
Construction and land	1,166,895	5.5	1,242,002	5.9
Commercial real estate	437,570	2.1	518,923	2.5
Home equity lines of credit	218,320	1.0	193,850	0.9
Other	60,614	0.3	53,933	0.3
Gross bank loans	21,177,141	100.0%	20,879,745	100.0%
Loans in process/(unapplied loan payments), net	(4,658)		(2,885)
Unamortized loan fees, net	712		(5,756)
Allowance for credit losses on loans	(134,022)		(139,308)
Loans held for investment, net	$21,039,173		$20,731,796

At September 30, 2025 and December 31, 2024, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $52.9 million and $39.6 million, respectively.

At September 30, 2025 and December 31, 2024, we had loans held for sale of $595.5 million and $579.0 million, respectively. For the three months ended September 30, 2025 and 2024, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $1.6 million and $0.1 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2025 and 2024, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $6.5 million and $3.0 million, respectively, from the sale of originated loans, net of fees and costs.

At September 30, 2025 and December 31, 2024, loans, primarily consisting of residential and commercial real estate loans of $8.4 billion and $7.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At September 30, 2025 and December 31, 2024, loans of $2.8 billion and $2.5 billion, respectively, were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at September 30, 2025 and December 21, 2024 was $90.8 million and $92.6 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2025 (in thousands).

	Three Months Ended September 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$84,981	$11,378	$(10,529)	$—	$85,830
Residential real estate	13,767	(1,258)	—	—	12,509
Construction and land	12,854	(629)	—	—	12,225
Fund banking	10,948	(132)	—	—	10,816
Commercial real estate	8,795	(192)	—	—	8,603
Securities-based loans	3,128	52	—	—	3,180
Home equity lines of credit	660	(417)	—	—	243
Other	601	6	—	9	616
	$135,734	$8,808	$(10,529)	$9	$134,022

	Nine Months Ended September 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,698	$27,652	$(34,520)	$—	$85,830
Residential real estate	11,061	1,448	—	—	12,509
Construction and land	12,866	(641)	—	—	12,225
Fund banking	10,792	24	—	—	10,816
Commercial real estate	8,057	546	—	—	8,603
Securities-based loans	2,917	263	—	—	3,180
Home equity lines of credit	317	(74)	—	—	243
Other	600	(2)	—	18	616
	$139,308	$29,216	$(34,520)	$18	$134,022

During the three months ended September 30, 2025, we recorded $8.3 million of provision for credit losses, including $8.8 million of the reserve for credit losses for funded loans, partially offset by a release of $0.5 million of the allowance for credit losses on unfunded lending commitments. During the nine months ended September 30, 2025, we recorded $28.7 million of provision for credit losses, including $29.2 million of the reserve for credit losses for funded loans, partially offset by a release of $0.6 million of the allowance for credit losses on unfunded lending commitments. During the three months ended September 30, 2024, we recorded $5.3 million of provision for credit losses, including $9.2 million of the reserve for credit losses for funded loans, partially offset by a release of $3.9 million of the allowance for credit losses on unfunded lending commitments. During the nine months ended September 30, 2024, we recorded $13.5 million of provision for credit losses, including $20.6 million of the reserve for credit losses for funded loans and $0.3 million related to employee retention awards, partially offset by a release of $7.4 million of the allowance for credit losses on unfunded lending commitments. The provision for unfunded lending agreements is included in the provision for credit losses on the consolidated statement of operations. The allowance for credit losses on unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2024 (in thousands).

	Three Months Ended September 30, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$76,354	$10,321	$(6,813)	$—	$79,862
Construction and land	16,379	3,396	—	—	19,775
Commercial real estate	15,312	(2,997)	—	—	12,315
Residential real estate	11,242	28	—	—	11,270
Fund banking	12,179	(1,642)	—	—	10,537
Securities-based loans	2,813	40	—	—	2,853
Home equity lines of credit	362	(143)	—	—	219
Other	473	205	(159)	—	519
	$135,114	$9,208	$(6,972)	$—	$137,350

	Nine Months Ended September 30, 2024
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$67,077	$22,476	$(10,624)	$933	$79,862
Construction and land	11,817	7,958	—	—	19,775
Commercial real estate	21,386	(7,381)	(1,690)	—	12,315
Residential real estate	13,855	(2,585)	—	—	11,270
Fund banking	10,173	364	—	—	10,537
Securities-based loans	3,035	(182)	—	—	2,853
Home equity lines of credit	371	(152)	—	—	219
Other	578	100	(159)	—	519
	$128,292	$20,598	$(12,473)	$933	$137,350

The following tables present the aging of the recorded investment in past due loans at September 30, 2025 and December 31, 2024 by portfolio segment (in thousands):

	As of September 30, 2025
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$4,540	$12,501	$17,041	$9,068,904	$9,085,945
Fund banking	—	—	—	3,881,895	3,881,895
Commercial and industrial	16,185	78,341	94,526	3,665,479	3,760,005
Securities-based loans	90	—	90	2,565,807	2,565,897
Construction and land	—	—	—	1,166,895	1,166,895
Commercial real estate	—	—	—	437,570	437,570
Home equity lines of credit	574	1,504	2,078	216,242	218,320
Other	39	83	122	60,492	60,614
Total	$21,428	$92,429	$113,857	$21,063,284	$21,177,141

	As of September 30, 2025*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$103,505	$2,336	$105,841
Construction and land	—	39,145	39,145
Residential real estate	5,049	7,452	12,501
Home equity lines of credit	409	1,095	1,504
Other	56	27	83
Total	$109,019	$50,055	$159,074

* There were no loans past due 90 days and still accruing interest at September 30, 2025.

	As of December 31, 2024
	30 – 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Balance	Total
Residential real estate	$12,057	$4,273	$16,330	$8,548,863	$8,565,193
Commercial and industrial	59,396	27,190	86,586	3,975,443	4,062,029
Fund banking	—	—	—	3,854,222	3,854,222
Securities-based loans	—	—	—	2,389,593	2,389,593
Construction and land	—	—	—	1,242,002	1,242,002
Commercial real estate	—	—	—	518,923	518,923
Home equity lines of credit	640	315	955	192,895	193,850
Other	7	78	85	53,848	53,933
Total	$72,100	$31,856	$103,956	$20,775,789	$20,879,745

	As of December 31, 2024*
	Nonaccrual	Nonperforming loans with no allowance	Total
Commercial and industrial	$76,254	$13,504	$89,758
Construction and land	—	41,412	41,412
Commercial real estate	—	25,441	25,441
Residential real estate	1,433	2,463	3,896
Home equity lines of credit	201	114	315
Other	78	—	78
Total	$77,966	$82,934	$160,900

* There were no loans past due 90 days and still accruing interest at December 31, 2024.

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and nine months ended September 30, 2025 and 2024 were not material.

The gross interest income related to individually evaluated loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2025 and 2024, were immaterial to the consolidated financial statements.

Credit quality indicators

As of September 30, 2025, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At September 30, 2025 and December 31, 2024, 97.1% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,072,915	$529	$12,501	$—	$9,085,945
Fund banking	3,881,895	—	—	—	3,881,895
Commercial and industrial	3,479,761	130,925	43,478	105,841	3,760,005
Securities-based loans	2,565,897	—	—	—	2,565,897
Construction and land	1,062,495	20,100	45,155	39,145	1,166,895
Commercial real estate	316,396	47,748	73,426	—	437,570
Home equity lines of credit	216,794	22	1,504	—	218,320
Other	60,506	25	—	83	60,614
Total	$20,656,659	$199,349	$176,064	$145,069	$21,177,141

	As of December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,557,320	$3,600	$4,273	$—	$8,565,193
Commercial and industrial	3,662,866	169,637	152,515	77,011	4,062,029
Fund banking	3,854,222	—	—	—	3,854,222
Securities-based loans	2,389,593	—	—	—	2,389,593
Construction and land	1,200,590	—	—	41,412	1,242,002
Commercial real estate	437,062	—	56,420	25,441	518,923
Home equity lines of credit	193,535	—	315	—	193,850
Other	53,855	—	—	78	53,933
Total	$20,349,043	$173,237	$213,523	$143,942	$20,879,745

	Term Loans Amortized Cost Basis by Origination Year – September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$1,236,169	$1,082,000	$944,916	$2,311,414	$2,024,659	$1,473,757	$—	$9,072,915
Special Mention	—	—	—	—	—	529	—	529
Substandard	—	—	—	5,856	4,551	2,094	—	12,501
Doubtful	—	—	—	—	—	—	—	—
	$1,236,169	$1,082,000	$944,916	$2,317,270	$2,029,210	$1,476,380	$—	$9,085,945
Fund banking:
Pass	$212	$6,302	$494	$25,332	$—	$211	$3,849,344	$3,881,895
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$212	$6,302	$494	$25,332	$—	$211	$3,849,344	$3,881,895
Commercial and industrial:
Pass	$521,267	$704,856	$284,791	$458,682	$439,216	$139,328	$931,621	$3,479,761
Special Mention	—	30,679	—	52,085	18,014	12,169	17,978	130,925
Substandard	—	3,819	5,269	14,397	10,334	686	8,973	43,478
Doubtful	1,607	2,128	—	64,347	26,724	—	11,035	105,841
	$522,874	$741,482	$290,060	$589,511	$494,288	$152,183	$969,607	$3,760,005
Securities-based loans:
Pass	$8,622	$6,482	$34,347	$1,712	$1,119	$60,068	$2,453,547	$2,565,897
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$8,622	$6,482	$34,347	$1,712	$1,119	$60,068	$2,453,547	$2,565,897
Construction and land:
Pass	$16,833	$79,233	$245,953	$443,166	$127,310	$150,000	$—	$1,062,495
Special Mention	—	—	—	—	—	20,100	—	20,100
Substandard	—	—	—	45,155	—	—	—	45,155
Doubtful	—	—	—	—	—	39,145	—	39,145
	$16,833	$79,233	$245,953	$488,321	$127,310	$209,245	$—	$1,166,895
Commercial real estate:
Pass	$31,700	$4,594	$35,144	$164,180	$18,377	$62,401	$—	$316,396
Special Mention	—	—	—	47,748	—	—	—	47,748
Substandard	—	—	—	56,330	17,096	—	—	73,426
Doubtful	—	—	—	—	—	—	—	—
	$31,700	$4,594	$35,144	$268,258	$35,473	$62,401	$—	$437,570
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$216,794	$216,794
Special Mention	—	—	—	—	—	—	22	22
Substandard	—	—	—	—	—	—	1,504	1,504
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$218,320	$218,320
Other:
Pass	$—	$5,393	$—	$3,991	$—	$20,000	$31,122	$60,506
Special Mention	—	—	—	—	—	—	25	25
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	83	83
	$—	$5,393	$—	$3,991	$—	$20,000	$31,230	$60,614

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2024	Adjustments	Write-off	September 30, 2025
Goodwill
Global Wealth Management	$335,009	$16,699	$—	$351,708
Institutional Group	1,060,209	70,425	—	1,130,634
	$1,395,218	$87,124	$—	$1,482,342

	December 31, 2024	Adjustments	Amortization	September 30, 2025
Intangible assets
Global Wealth Management	$24,385	$5,807	$(2,933)	$27,259
Institutional Group	89,189	7,599	(13,666)	83,122
	$113,574	$13,406	$(16,599)	$110,381

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2025 are primarily attributable to the following:

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

On June 2, 2025, the Company completed the acquisition of Bryan Garnier (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recognized a liability for estimated earn-out payments of $25.0 million. The potential earnout payable represents the amount of additional consideration that could be paid pursuant to the terms of the purchase agreement. The amount recorded as earnout payable, which is primarily based upon the estimated future operating results over a five-year period subsequent to the acquisition date, is measured at fair value as of the acquisition date. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statement of financial condition at September 30, 2025. The goodwill and customer relationship intangible recorded have been allocated to our company’s Institutional Group segment.

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

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$222,618	$126,088	$208,601	$115,919
Trade names	29,109	23,303	29,109	22,210
Acquired technology	19,903	13,646	19,903	9,158
Non-compete agreements	10,152	8,881	10,152	8,559
Investment banking backlog	8,913	8,396	8,913	7,327
Core deposits	8,615	8,615	8,615	8,546
	$299,310	$188,929	$285,293	$171,719

Amortization expense related to intangible assets was $5.7 million and $5.9 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $16.6 million and $17.7 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2025, are: customer relationships, 8.8 years; trade names, 5.6 years; non-compete agreements, 3.3 years; acquired technology, 8.1 years; and investment banking backlog, 0.4 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of September 30, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2025	$5,692
2026	19,347
2027	15,586
2028	14,507
2029	13,420
Thereafter	39,711
$108,263

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

Our uncommitted secured lines of credit at September 30, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $125.0 million during the nine months ended September 30, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rate on these advances during the nine months ended September 30, 2025 was 4.59%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2025, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At September 30, 2025, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
4.00% senior notes, due 2030 (1)	$400,000	$400,000
5.20% senior notes, due 2047 (2)	225,000	225,000
	625,000	625,000
Debt issuance costs, net	(7,764)	(8,382)
Senior notes, net	$617,236	$616,618

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
$625,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Demand deposits (interest-bearing)	$29,277,379	$28,580,415
Demand deposits (non-interest-bearing)	456,021	318,229
Certificates of deposit	404,348	203,583
	$30,137,748	$29,102,227

The weighted-average interest rate on deposits was 2.66% and 3.22% at September 30, 2025 and December 31, 2024, respectively. Certificates of deposit, of $0.1 million and greater, due within one year at September 30, 2025 was $404.3 million.

At September 30, 2025 and December 31, 2024, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were immaterial. Brokerage customers’ deposits were $25.4 billion and $27.1 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$76,114	$76,125	$2,174,538

	December 31, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$110,814	$110,825	$1,984,608

The scheduled maturities of our derivative instruments as of September 30, 2025, are as follows (in thousands):

Within one year	$447,023
One to three years	674,749
Three to five years	526,226
Five to ten years	485,037
Ten to fifteen years	27,231
Fifteen years and thereafter	14,272
$2,174,538

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Swaps	$1,859,538	$1,819,608
Written options	315,000	165,000
	$2,174,538	$1,984,608

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$430,032	$525,621	$76,114	$1,031,767
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	430,032	525,621	76,114	1,031,767
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(82,786)	(5,450)	(15,958)	(104,194)
Available collateral	(332,519)	(518,110)	(27,131)	(877,760)
Net amount	$14,727	$2,061	$33,025	$49,813

	As of December 31, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$269,831	$528,976	$110,814	$909,621
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	269,831	528,976	110,814	909,621
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(74,488)	(63,771)	(5,623)	(143,882)
Available collateral	(182,057)	(461,497)	(75,285)	(718,839)
Net amount	$13,286	$3,708	$29,906	$46,900
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $523.5 million and $524.7 million at September 30, 2025 and December 31, 2024, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $22.5 million and $70.3 million at September 30, 2025 and December 31, 2024, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(320,161)	$(747,301)	$(76,125)	$(1,143,587)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(320,161)	(747,301)	(76,125)	(1,143,587)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	82,786	5,450	15,958	104,194
Collateral pledged	237,373	741,851	39,290	1,018,514
Net amount	$(2)	$—	$(20,877)	$(20,879)

	As of December 31, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(178,928)	$(580,170)	$(110,825)	$(869,923)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(178,928)	(580,170)	(110,825)	(869,923)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	74,488	63,771	5,623	143,882
Collateral pledged	104,434	516,399	30,726	651,559
Net amount	$(6)	$—	$(74,476)	$(74,482)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 3 in the notes to consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $781.7 million and $596.5 million at September 30, 2025 and December 31, 2024, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. There were no securities pledged as collateral at September 30, 2025. The fair value of securities pledged as collateral was $21.3 million at December 31, 2024.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2025, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2025, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $168.7 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2025, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of September 30, 2025, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

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

FINRA Arbitration Matters

On March 12, 2025, a three-person FINRA arbitration panel entered an award in a customer arbitration against the Company's brokerage subsidiary, Stifel, in the amount of $132.5 million, consisting of $26.5 million in compensatory damages, $79.5 million in punitive damages, and $26.5 million in attorneys’ fees and costs. The arbitration involved claims by four family members arising out of their investments, principally in structured notes, through a now former Stifel private wealth advisor. The Company believes the award is legally defective and excessive in amount and has filed a petition seeking to have the award vacated, although the Company can provide no assurance that its efforts will be successful.

This is the third adverse arbitration award against Stifel by former customers of the same former private wealth advisor relating to substantially similar investment activities. The firm has resolved some additional arbitration claims making similar allegations that were filed by other customers of the same advisor, but eighteen additional such claims have been filed that are yet to be resolved or adjudicated. The Company’s estimate of losses that may be sought by the customers whose claims have been filed but not yet resolved or adjudicated do not take into consideration claims for enhanced damages or attorneys’ fees. While we continue to believe that Stifel has viable defenses to at least limit its liability in these additional cases, we can provide no assurance that we will be able to settle these claims or will be successful in defending them on the merits, or that these claims will not result in material liability to the Company.

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

At September 30, 2025, Stifel had net capital of $515.8 million, which was 33.6% of aggregate debit items and $485.1 million in excess of its minimum required net capital. At December 31, 2024, Stifel had net capital of $449.5 million, which was 37.4% of aggregate debit items and $425.5 million in excess of its minimum required net capital. At September 30, 2025, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2025, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At September 30, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2025 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,582,042	14.8%	$1,090,596	4.5%	$1,575,305	6.5%
Tier 1 capital	4,267,042	17.6%	1,454,128	6.0%	1,938,837	8.0%
Total capital	4,484,546	18.5%	1,938,837	8.0%	2,423,547	10.0%
Tier 1 leverage	4,267,042	11.1%	1,533,281	4.0%	1,916,602	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,323,323	11.1%	$537,227	4.5%	$775,994	6.5%
Tier 1 capital	1,323,323	11.1%	716,302	6.0%	955,069	8.0%
Total capital	1,436,908	12.0%	955,069	8.0%	1,193,837	10.0%
Tier 1 leverage	1,323,323	7.1%	747,814	4.0%	934,768	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$827,457	12.2%	$304,259	4.5%	$439,485	6.5%
Tier 1 capital	827,457	12.2%	405,678	6.0%	540,904	8.0%
Total capital	878,230	13.0%	540,904	8.0%	676,130	10.0%
Tier 1 leverage	827,457	7.1%	464,632	4.0%	580,791	5.0%

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

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At September 30, 2025 and December 31, 2024, operating lease right-of-use assets were $794.4 million and $809.2 million, respectively, and lease liabilities were $858.3 million and $867.4 million, respectively.

The tables below summarize our net lease cost for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease cost	$29,292	$27,789
Short-term lease cost	571	814
Variable lease cost	7,148	6,567
Sublease income	(241)	(290)
Net lease cost	$36,770	$34,880

	Nine Months Ended September 30,
	2025	2024
Operating lease cost	$85,429	$82,981
Short-term lease cost	1,384	2,192
Variable lease cost	21,899	20,579
Sublease income	(561)	(839)
Net lease cost	$108,151	$104,913

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the nine months ended September 30, 2025 (in thousands):

Operating lease cash flows	$83,810
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,359
Weighted-average remaining lease term (years)	12.2
Weighted-average discount rate	5.08%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of September 30, 2025, (in thousands, except percentages).

Remainder of 2025	$26,156
2026	109,853
2027	109,729
2028	107,281
2029	104,718
Thereafter	736,207
Total undiscounted lease payments	1,193,944
Imputed interest	(335,598)
Total operating lease liabilities	$858,346

Aircraft Engine Operating Leases

As of September 30, 2025, the Company had a total lease portfolio of 8 aircraft engines with a net book value of $35.2 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for additional information.

During the three months ended September 30, 2025, the Company sold 4 aircraft engines with a net book value of $33.0 million and recognized a gain from the sales of $9.9 million, which is included in principal transactions in the consolidated statements of operations. During the nine months ended September 30, 2025, the Company sold 10 aircraft engines with a net book value of $86.0 million and recognized a gain from the sales of $41.9 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $1.2 million and $8.6 million for the three months ended September 30, 2025 and 2024, respectively, and $7.7 million and $18.2 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Revenues from contracts with customers:
Commissions	$206,075	$183,445
Investment banking	323,483	243,182
Asset management	431,399	382,616
Other	1,670	1,649
Total revenue from contracts with customers	962,627	810,892
Other sources of revenue:
Interest	481,504	510,823
Principal transactions	177,876	137,089
Other	12,558	17,056
Total revenues	$1,634,565	$1,475,860

	Nine Months Ended September 30,
	2025	2024
Revenues from contracts with customers:
Commissions	$600,414	$552,238
Investment banking	794,885	690,412
Asset management	1,244,548	1,130,849
Other	4,188	4,447
Total revenue from contracts with customers	2,644,035	2,377,946
Other sources of revenue:
Interest	1,434,192	1,515,803
Principal transactions	492,139	429,677
Other	24,311	35,388
Total revenues	$4,594,677	$4,358,814

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$141,864	$64,211	$—	$206,075
Capital raising	6,529	137,684	—	144,213
Advisory	—	179,270	—	179,270
Investment banking	6,529	316,954	—	323,483
Asset management	431,363	36	—	431,399
Other	1,514	—	156	1,670
Total	581,270	381,201	156	962,627
Primary Geographic Region:
United States	581,270	313,693	156	895,119
United Kingdom	—	39,018	—	39,018
Canada	—	14,749	—	14,749
Other	—	13,741	—	13,741
	$581,270	$381,201	$156	$962,627

	Three Months Ended September 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$129,230	$54,215	$—	$183,445
Capital raising	6,217	100,108	—	106,325
Advisory	—	136,857	—	136,857
Investment banking	6,217	236,965	—	243,182
Asset management	382,309	307	—	382,616
Other	1,649	—	—	1,649
Total	519,405	291,487	—	810,892
Primary Geographic Region:
United States	519,405	239,789	—	759,194
United Kingdom	—	28,393	—	28,393
Canada	—	9,969	—	9,969
Other	—	13,336	—	13,336
	$519,405	$291,487	$—	$810,892

	Nine Months Ended September 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$395,893	$204,521	$—	$600,414
Capital raising	18,661	332,179	—	350,840
Advisory	—	444,045	—	444,045
Investment banking	18,661	776,224	—	794,885
Asset management	1,244,443	105	—	1,244,548
Other	3,990	—	198	4,188
Total	1,662,987	980,850	198	2,644,035
Primary Geographic Region:
United States	1,662,987	801,511	198	2,464,696
United Kingdom	—	107,896	—	107,896
Canada	—	41,407	—	41,407
Other	—	30,036	—	30,036
	$1,662,987	$980,850	$198	$2,644,035

	Nine Months Ended September 30, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major business activity:
Commissions	$371,912	$180,326	$—	$552,238
Capital raising	16,277	286,615	—	302,892
Advisory	—	387,520	—	387,520
Investment banking	16,277	674,135	—	690,412
Asset management	1,130,496	353	—	1,130,849
Other	4,447	—	—	4,447
Total	1,523,132	854,814	—	2,377,946
Primary Geographic Region:
United States	1,523,132	697,337	—	2,220,469
United Kingdom	—	89,964	—	89,964
Canada	—	31,056	—	31,056
Other	—	36,457	—	36,457
	$1,523,132	$854,814	$—	$2,377,946

See Note 22 for further break-out of net revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2025. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2025.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $160.2 million and $142.3 million at September 30, 2025 and December 31, 2024, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the nine months ended September 30, 2025.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2025 and December 31, 2024 was $25.2 million and $19.3 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans held for investment, net	$316,551	$319,493	$932,153	$936,714
Investment securities	110,694	124,582	338,164	360,975
Interest-bearing cash and federal funds sold	24,086	36,684	71,206	128,842
Margin balances	15,510	13,710	43,744	41,870
Financial instruments owned	8,300	7,027	24,179	18,232
Other	6,363	9,327	24,746	29,170
	$481,504	$510,823	$1,434,192	$1,515,803
Interest expense:
Bank deposits	$187,988	$229,725	$568,643	$680,076
Senior notes	7,131	8,184	21,393	33,197
Other	10,050	13,283	35,490	39,903
	$205,169	$251,192	$625,526	$753,176

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we were authorized to grant an additional 2.6 million shares at September 30, 2025.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $31.3 million and $37.7 million for the three months ended September 30, 2025 and 2024, respectively, and $98.5 million and $108.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $29.0 million and $30.2 million for the three months ended September 30, 2025 and 2024, respectively, and $87.4 million and $88.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Expense associated with cash awards, included in compensation and benefits expense in the consolidated statements of operations was $4.1 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $13.8 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, there was $48.6 million and $57.7 million, respectively, of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statements of financial condition.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80%

of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2025, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 12.4 million, of which 11.4 million were unvested.

At September 30, 2025, there was unrecognized compensation cost for deferred awards of approximately $783.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.4 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively and $19.5 million and $13.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2025 and December 31, 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion and $2.0 billion, respectively, and the fair value of the collateral that had been sold or repledged was $747.3 million and $580.2 million, respectively.

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

At September 30, 2025 and December 31, 2024, Stifel Bancorp had outstanding commitments to originate loans aggregating $358.6 million and $207.2 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2025, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2025 and December 31, 2024, Stifel Bancorp had outstanding letters of credit totaling $81.6 million and $40.6 million, respectively. A majority of the standby letters of credit commitments at September 30, 2025, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2025 and December 31, 2024, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.5 billion and $5.4 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2025 and December 31, 2024, the expected credit losses for unfunded lending commitments was $30.2 million and $30.7 million, respectively.

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Global Wealth Management
Net revenues	$907,440	$827,116	$2,603,630	$2,418,751
Compensation and benefits	441,626	403,205	1,284,159	1,185,682
Non-compensation operating expenses	123,164	122,208	544,360	341,445
Income before income taxes	$342,650	$301,703	$775,111	$891,624
Institutional Group
Net revenues	500,435	372,401	1,305,143	1,114,498
Compensation and benefits	297,106	224,556	807,388	679,341
Non-compensation operating expenses	114,038	106,048	319,993	307,438
Income before income taxes	$89,291	$41,797	$177,762	$127,719
Other
Net revenues	21,521	25,151	60,378	72,389
Compensation and benefits	101,088	90,304	255,429	255,456
Non-compensation operating expenses	66,328	61,689	194,592	174,033
Loss before income taxes	$(145,895)	$(126,842)	$(389,643)	$(357,100)
Consolidated
Net revenues (1)	$1,429,396	$1,224,668	$3,969,151	$3,605,638
Compensation and benefits	839,820	718,065	2,346,976	2,120,479
Non-compensation operating expenses	303,530	289,945	1,058,945	822,916
Income from operations before income tax expense	$286,046	$216,658	$563,230	$662,243

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2025 and 2024.

The following table presents our company’s total assets on a segment basis at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Global Wealth Management	$36,152,186	$34,894,973
Institutional Group	5,309,424	4,788,640
Other	225,750	211,927
	$41,687,360	$39,895,540

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they were earned for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,349,681	$1,167,463	$3,753,964	$3,415,635
United Kingdom	48,260	32,945	138,838	113,168
Canada	15,079	9,309	40,649	31,539
Other	16,376	14,951	35,700	45,296
	$1,429,396	$1,224,668	$3,969,151	$3,605,638

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$211,371	$158,505	$419,418	$487,374
Preferred dividends	9,320	9,320	27,961	27,961
Net income available to common shareholders	$202,051	$149,185	$391,457	$459,413
Shares for basic and diluted calculation:
Average shares used in basic computation	103,119	103,966	103,735	104,135
Dilutive effect of stock options and units (1)	6,939	7,028	6,183	6,322
Average shares used in diluted computation	110,058	110,994	109,918	110,457
Earnings per common share:
Basic	$1.96	$1.43	$3.77	$4.41
Diluted	$1.84	$1.34	$3.56	$4.16

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and nine months ended September 30, 2025 and 2024, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2025, we declared and paid cash dividends of $0.46 and $1.38 per common share. During the three and nine months ended September 30, 2024, we declared and paid cash dividends of $0.42 and $1.26 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2025, the maximum number of shares that may yet be purchased under this plan was 7.9 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes.

The following table presents the Company’s share repurchase activity using existing Board authorizations during the three and nine months ending September 30, 2025 and 2024 (in thousands, except average price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share repurchases	$31,238	$20,222	$207,449	$98,529
Number of shares	275	249	2,170	1,318
Average price	$113.63	$81.23	$95.61	$74.78

Issuance of Common Stock from Treasury

During the nine months ended September 30, 2025, we issued 1.9 million shares of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs requires consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At September 30, 2025, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 17 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following tables present the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	September 30, 2025
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$42,360	$11,814

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$148,463	$132,035

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	September 30, 2025
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$428,241	$194,200	$46,670
Partnership Interests	368,821	996	—
	$797,062	$195,196	$46,670

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$400,188	$191,170	$40,130
Partnership Interests	331,884	2,227	—
	$732,072	$193,397	$40,130

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

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act (OBBBA). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and reinstating favorable treatment for certain business tax items. The legislation is retroactive and effective for the 2025 tax year. The Company is still assessing the impact of the OBBBA on our results of operations, financial condition, and cash flows.

On October 27, 2025, the Company announced that it had entered into a definitive agreement with an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc., to sell Stifel Independent Advisors, LLC, a wholly owned subsidiary with total assets of approximately $13.4 million at September 30, 2025. The transaction is expected to close in the first quarter of 2026, subject to regulatory approvals.

Results for the three and nine months ended September 30, 2025

For the three months ended September 30, 2025, net revenues increased 16.7% to $1.4 billion from $1.2 billion during the comparable period in 2024. Net income available to common shareholders increased 35.4% to $202.1 million, or $1.84 per diluted common share for the three months ended September 30, 2025, compared to $149.2 million, or $1.34 per diluted common share during the comparable period in 2024.

For the nine months ended September 30, 2025, net revenues increased 10.1% to $4.0 billion compared to $3.6 billion during the comparable period in 2024. Net income available to common shareholders decreased 14.8% to $391.5 million, or $3.56 per diluted common share for the nine months ended September 30, 2025, compared to $459.4 million, or $4.16 per diluted common share during the comparable period in 2024.

Our revenue growth was primarily attributable to higher investment banking revenues, transactional revenues, asset management revenues, and net interest income.

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

Interest Rate Environment

During the third quarter of 2025, the Federal Reserve announced a 25 basis point reduction in the federal funds rate target range to 4.00% to 4.25%, as the labor market shows signs of softening while acknowledging inflation and economic outlook uncertainty remain somewhat elevated. In October 2025, the Federal Reserve announced an additional 25 basis point reduction, setting the federal funds rate target range to 3.75% to 4.00%. In addition, the Federal Reserve announced that it will end the balance sheet reduction program, which began in 2022, effective December 1, 2025. The Federal Reserve noted that it will continue to monitor economic data and adjust its stance on monetary policy if risks emerge that could negatively impact the attainment of its goal of maximum employment and inflation at 2% over the long term.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$206,075	$183,445	12.3	14.4%	15.0%
Principal transactions	177,876	137,089	29.8	12.5	11.2
Transactional revenues	383,951	320,534	19.8	26.9	26.2
Investment banking	323,483	243,182	33.0	22.6	19.9
Asset management	431,399	382,616	12.7	30.2	31.2
Interest	481,504	510,823	(5.7)	33.7	41.7
Other income	14,228	18,705	(23.9)	1.0	1.5
Total revenues	1,634,565	1,475,860	10.8	114.4	120.5
Interest expense	205,169	251,192	(18.3)	14.4	20.5
Net revenues	1,429,396	1,224,668	16.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	839,820	718,065	17.0	58.8	58.6
Occupancy and equipment rental	95,601	89,625	6.7	6.7	7.3
Communication and office supplies	48,893	48,869	0.0	3.4	4.0
Commissions and floor brokerage	15,807	16,239	(2.7)	1.1	1.3
Provision for credit losses	8,316	5,287	57.3	0.6	0.4
Other operating expenses	134,913	129,925	3.8	9.4	10.7
Total non-interest expenses	1,143,350	1,008,010	13.4	80.0	82.3
Income before income taxes	286,046	216,658	32.0	20.0	17.7
Provision for income taxes	74,675	58,153	28.4	5.2	4.7
Net income	211,371	158,505	33.4	14.8	13.0
Preferred dividends	9,320	9,320	—	0.7	0.8
Net income available to common shareholders	$202,051	$149,185	35.4	14.1%	12.2%

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$600,414	$552,238	8.7	15.1%	15.3%
Principal transactions	492,139	429,677	14.5	12.4	11.9
Transactional revenues	1,092,553	981,915	11.3	27.5	27.2
Investment banking	794,885	690,412	15.1	20.0	19.1
Asset management	1,244,548	1,130,849	10.1	31.4	31.4
Interest	1,434,192	1,515,803	(5.4)	36.1	42.0
Other income	28,499	39,835	(28.5)	0.8	1.2
Total revenues	4,594,677	4,358,814	5.4	115.8	120.9
Interest expense	625,526	753,176	(16.9)	15.8	20.9
Net revenues	3,969,151	3,605,638	10.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,346,976	2,120,479	10.7	59.1	58.8
Occupancy and equipment rental	282,045	268,189	5.2	7.1	7.4
Communication and office supplies	146,253	144,417	1.3	3.7	4.0
Commissions and floor brokerage	49,759	46,389	7.3	1.3	1.3
Provision for credit losses	28,664	13,509	112.2	0.7	0.4
Other operating expenses	552,224	350,412	57.6	13.9	9.7
Total non-interest expenses	3,405,921	2,943,395	15.7	85.8	81.6
Income before income taxes	563,230	662,243	(15.0)	14.2	18.4
Provision for income taxes	143,812	174,869	(17.8)	3.6	4.9
Net income	419,418	487,374	(13.9)	10.6	13.5
Preferred dividends	27,961	27,961	—	0.7	0.8
Net income available to common shareholders	$391,457	$459,413	(14.8)	9.9%	12.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net revenues:
Commissions	$206,075	$183,445	12.3	$600,414	$552,238	8.7
Principal transactions	177,876	137,089	29.8	492,139	429,677	14.5
Transactional revenues	383,951	320,534	19.8	1,092,553	981,915	11.3
Capital raising	144,213	106,325	35.6	350,840	302,892	15.8
Advisory	179,270	136,857	31.0	444,045	387,520	14.6
Investment banking	323,483	243,182	33.0	794,885	690,412	15.1
Asset management	431,399	382,616	12.7	1,244,548	1,130,849	10.1
Net interest	276,335	259,631	6.4	808,666	762,627	6.0
Other income	14,228	18,705	(23.9)	28,499	39,835	(28.5)
Total net revenues	$1,429,396	$1,224,668	16.7	$3,969,151	$3,605,638	10.1

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2025, commission revenues increased 12.3% to $206.1 million from $183.4 million in the comparable period in 2024. For the nine months ended September 30, 2025, commission revenues increased 8.7% to $600.4 million from $552.2 million in the comparable period in 2024. The increase is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2024.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended September 30, 2025, principal transactions revenues increased 29.8% to $177.9 million from $137.1 million in the comparable period in 2024. For the nine months ended September 30, 2025, principal transactions revenues increased 14.5% to $492.1 million from $429.7 million in the comparable period in 2024. The increase is primarily attributable to higher realized trading gains and increased client activity over the comparable periods in 2024.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2025, investment banking revenues increased 33.0% to $323.5 million from $243.2 million in the comparable period in 2024.

Capital-raising revenues increased 35.6% to $144.2 million for the three months ended September 30, 2025 from $106.3 million in the comparable period in 2024. For the three months ended September 30, 2025, equity capital-raising revenues increased 49.7% to $81.8 million from $54.6 million in the comparable period in 2024 driven by higher volumes during the quarter. For the three months ended September 30, 2025, fixed income capital-raising revenues increased 20.8% to $62.4 million from $51.7 million in the comparable period in 2024 driven by higher bond issuances during the quarter.

Advisory revenues increased 31.0% to $179.3 million for the three months ended September 30, 2025 from $136.9 million in the comparable period in 2024. The increase is primarily attributable to higher levels of completed advisory transactions during the quarter.

For the nine months ended September 30, 2025, investment banking revenues increased 15.1% to $794.9 million from $690.4 million in the comparable period in 2024.

Capital-raising revenues increased 15.8% to $350.8 million for the nine months ended September 30, 2025 from $302.9 million in the comparable period in 2024. For the nine months ended September 30, 2025, equity capital-raising revenues increased 23.0% to $182.2 million from $148.2 million in the comparable period in 2024 driven by higher volumes. For the nine months ended September 30, 2025, fixed income capital-raising revenues increased 9.0% to $168.6 million from $154.7 million in the comparable period in 2024 driven by higher bond issuances.

Advisory revenues increased 14.6% to $444.0 million for the nine months ended September 30, 2025 from $387.5 million in the comparable period in 2024. The increase is primarily attributable to higher levels of completed advisory transactions.

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

For the three months ended September 30, 2025, asset management revenues increased 12.7% to $431.4 million from $382.6 million in the comparable period in 2024. For the nine months ended September 30, 2025, asset management revenues increased 10.1% to $1.2 billion from $1.1 billion in the comparable period in 2024. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended September 30, 2025, other income decreased 23.9% to $14.2 million from $18.7 million during the comparable period in 2024. The decrease is primarily attributable to reduced rental income generated from our aircraft engine leasing business due to the sale of engines and lower loan origination fees, partially offset by increases in investment gains from the comparable period in 2024.

For the nine months ended September 30, 2025, other income decreased 28.5% to $28.5 million from $39.8 million during the comparable period in 2024. The decrease is primarily attributable to reduced rental income generated from our aircraft engine leasing business due to the sale of engines, lower investment gains, and a decrease in loan origination fees from the comparable period in 2024.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,236,259	$24,086	4.31%	$2,733,030	$36,684	5.37%
Financial instruments owned	1,345,102	8,300	2.47%	1,191,866	7,027	2.36%
Margin balances	856,825	15,510	7.24%	675,704	13,710	8.12%
Investment portfolio	7,974,633	110,694	5.55%	7,818,279	124,582	6.37%
Loans	21,659,603	316,551	5.85%	20,364,569	319,493	6.28%
Other interest-bearing assets	907,957	6,363	2.80%	830,376	9,327	4.49%
Total interest-earning assets/interest income	$34,980,379	$481,504	5.51%	$33,613,824	$510,823	6.08%
Interest-bearing liabilities:
Stock loan	$370,934	$(3,985)	(4.30%)	$246,090	$(3,046)	(4.95%)
Senior notes	617,101	7,131	4.62%	779,307	8,184	4.20%
Stifel Capital Trusts	59,891	972	6.49%	60,000	1,125	7.50%
Deposits	28,445,528	187,988	2.64%	27,535,933	229,725	3.34%
Other interest-bearing liabilities	1,189,334	13,063	4.39%	1,034,459	15,204	5.88%
Total interest-bearing liabilities/interest expense	$30,682,788	205,169	2.67%	$29,655,789	251,192	3.39%
Net interest income/margin		$276,335	3.16%		$259,631	3.09%

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,222,183	$71,206	4.27%	$3,208,494	$128,842	5.35%
Financial instruments owned	1,318,258	24,179	2.45%	1,089,742	18,232	2.23%
Margin balances	840,945	43,744	6.94%	689,938	41,870	8.09%
Investment portfolio	8,181,788	338,164	5.51%	7,622,047	360,975	6.31%
Loans	21,546,478	932,153	5.77%	20,005,950	936,714	6.24%
Other interest-bearing assets	944,238	24,746	3.49%	815,256	29,170	4.77%
Total interest-earning assets/interest income	$35,053,890	$1,434,192	5.46%	$33,431,427	$1,515,803	6.05%
Interest-bearing liabilities:
Stock loan	$351,242	(5,632)	(2.14%)	$258,919	$(5,086)	(2.62%)
Senior notes	616,897	21,393	4.62%	1,002,854	33,197	4.41%
Stifel Capital Trusts	59,963	2,910	6.47%	60,000	3,368	7.48%
Deposits	28,509,818	568,643	2.66%	27,301,668	680,076	3.32%
Federal Home Loan Bank advances	1,100	38	4.59%	2	—	2.15%
Other interest-bearing liabilities	1,133,809	38,174	4.49%	1,076,877	41,621	5.15%
Total interest-bearing liabilities/interest expense	$30,672,829	625,526	2.72%	$29,700,320	753,176	3.38%
Net interest income/margin		$808,666	3.08%		$762,627	3.04%

Please refer to the Net Interest Income table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2025, net interest income increased 6.4% to $276.3 million from $259.6 million during the comparable period in 2024. For the nine months ended September 30, 2025, net interest income increased 6.0% to $808.7 million from $762.6 million during the comparable period in 2024.

For the three months ended September 30, 2025, interest revenue decreased 5.7% to $481.5 million from $510.8 million in the comparable period in 2024, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $31.0 billion during the three months ended September 30, 2025 compared to $30.0 billion during the comparable period in 2024 at average interest rates of 5.72% and 6.26%, respectively.

For the nine months ended September 30, 2025, interest revenue decreased 5.4% to $1.4 billion from $1.5 billion in the comparable period in 2024, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $31.1 billion during the nine months ended September 30, 2025 compared to $29.8 billion during the comparable period in 2024 at average interest rates of 5.65% and 6.22%, respectively.

For the three months ended September 30, 2025, interest expense decreased 18.3% to $205.2 million from $251.2 million during the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $28.6 billion during the three months ended September 30, 2025 compared to $27.6 billion during the comparable period in 2024 at average interest rates of 2.66% and 3.35%, respectively.

For the nine months ended September 30, 2025, interest expense decreased 16.9% to $625.5 million from $753.2 million in the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $28.6 billion during the nine months ended September 30, 2025 compared to $27.4 billion during the comparable period in 2024 at average interest rates of 2.67% and 3.33%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Non-interest expenses:
Compensation and benefits	$839,820	$718,065	17.0	$2,346,976	$2,120,479	10.7
Occupancy and equipment rental	95,601	89,625	6.7	282,045	268,189	5.2
Communications and office supplies	48,893	48,869	0.0	146,253	144,417	1.3
Commissions and floor brokerage	15,807	16,239	(2.7)	49,759	46,389	7.3
Provision for credit losses	8,316	5,287	57.3	28,664	13,509	112.2
Other operating expenses	134,913	129,925	3.8	552,224	350,412	57.6
Total non-interest expenses	$1,143,350	$1,008,010	13.4	$3,405,921	$2,943,395	15.7

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

For the three months ended September 30, 2025, compensation and benefits expense increased 17.0% to $839.8 million from $718.1 million during the comparable period in 2024. For the nine months ended September 30, 2025, compensation and benefits expense increased 10.7% to $2.3 billion from $2.1 billion during the comparable period in 2024. The increase in compensation and benefits expenses is primarily attributable to higher compensable revenues over the comparable periods in 2024.

Compensation and benefits expense as a percentage of net revenues was 58.8% and 59.1% for the three and nine months ended September 30, 2025, respectively, compared to 58.6% and 58.8% for the three and nine months ended September 30, 2024, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2025, occupancy and equipment rental expense increased 6.7% to $95.6 million from $89.6 million during the comparable period in 2024. For the nine months ended September 30, 2025, occupancy and equipment rental expense increased 5.2% to $282.0 million from $268.2 million during the comparable period in 2024. The increase is primarily attributable to higher data processing and occupancy costs associated with an increase in business activity over the comparable periods in 2024.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2025, communications and office supplies expense of $48.9 million remained consistent with the comparable period in 2024. For the nine months ended September 30, 2025, communications and office supplies expense increased 1.3% to $146.3 million from $144.4 million during the comparable period in 2024. The increase is primarily attributable to higher communication and quote equipment expenses and postage and shipping expenses associated with the continued growth of our business, partially offset by lower internet costs.

Commissions and floor brokerage – For the three months ended September 30, 2025, commissions and floor brokerage expense decreased 2.7% to $15.8 million from $16.2 million during the comparable period in 2024. The decrease is primarily attributable to lower transaction fees, trading and clearing costs, and electronic communication network (“ECN”) trading costs, partially offset by higher processing expenses. For the nine months ended September 30, 2025, commissions and floor brokerage expense increased 7.3% to $49.8 million from $46.4 million during the comparable period in 2024. The increase is primarily attributable to higher ECN trading costs, processing expenses, and trading and clearing costs.

Provision for credit losses – For the three months ended September 30, 2025, provision for credit losses increased 57.3% to $8.3 million from $5.3 million during the comparable period in 2024. For the nine months ended September 30, 2025, provision for credit losses increased 112.2% to $28.7 million from $13.5 million during the comparable period in 2024. The increase is primarily attributable to overall loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2025, other operating expenses increased 3.8% to $134.9 million from $129.9 million during the comparable period in 2024. The increase is primarily attributable to higher investment banking expenses, professional fees, advertising, travel-related expenses, insurance expenses, bank service charges, subscriptions, and licensing fees, partially offset by lower legal-related expenses.

For the nine months ended September 30, 2025, other operating expenses increased 57.6% to $552.2 million from $350.4 million during the comparable period in 2024. The increase is primarily attributable to higher legal-related expenses, professional fees, advertising, investment banking expenses, travel and conference-related expenses, insurance expenses, subscriptions, and licensing fees. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

Provision for income taxes – For the three and nine months ended September 30, 2025, our provision for income taxes was $74.7 million and $143.8 million, representing an effective tax rate of 26.1% and 25.5%, respectively, compared to $58.2 million and $174.9 million for the comparable periods in 2024, representing an effective tax rate of 26.8% and 26.4%, respectively.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bancorp, which provide residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$141,864	$129,230	9.8	15.6%	15.6%
Principal transactions	61,214	63,497	(3.6)	6.8	7.7
Transactional revenues	203,078	192,727	5.4	22.4	23.3
Asset management	431,363	382,309	12.8	47.5	46.2
Investment banking	6,529	6,217	5.0	0.7	0.8
Interest	460,069	484,164	(5.0)	50.7	58.5
Other income	9,143	5,038	81.5	1.0	0.6
Total revenues	1,110,182	1,070,455	3.7	122.3	129.4
Interest expense	202,742	243,339	(16.7)	22.3	29.4
Net revenues	907,440	827,116	9.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	441,626	403,205	9.5	48.7	48.7
Occupancy and equipment rental	46,221	43,137	7.1	5.1	5.2
Communication and office supplies	16,162	16,351	(1.2)	1.8	2.0
Commissions and floor brokerage	7,130	6,994	1.9	0.8	0.8
Provision for credit losses	8,316	5,287	57.3	0.9	0.6
Other operating expenses	45,335	50,439	(10.1)	4.9	6.2
Total non-interest expenses	564,790	525,413	7.5	62.2	63.5
Income before income taxes	$342,650	$301,703	13.6	37.8%	36.5%

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$395,893	$371,912	6.4	15.2%	15.4%
Principal transactions	176,246	179,876	(2.0)	6.8	7.4
Transactional revenues	572,139	551,788	3.7	22.0	22.8
Asset management	1,244,443	1,130,496	10.1	47.8	46.7
Investment banking	18,661	16,277	14.6	0.7	0.7
Interest	1,367,999	1,434,892	(4.7)	52.5	59.3
Other income	11,378	6,815	67.0	0.5	0.3
Total revenues	3,214,620	3,140,268	2.4	123.5	129.8
Interest expense	610,990	721,517	(15.3)	23.5	29.8
Net revenues	2,603,630	2,418,751	7.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,284,159	1,185,682	8.3	49.3	49.0
Occupancy and equipment rental	136,843	130,616	4.8	5.3	5.4
Communication and office supplies	48,496	49,106	(1.2)	1.9	2.0
Commissions and floor brokerage	21,611	19,917	8.5	0.8	0.8
Provision for credit losses	28,664	13,209	117.0	1.1	0.5
Other operating expenses	308,746	128,597	140.1	11.8	5.4
Total non-interest expenses	1,828,519	1,527,127	19.7	70.2	63.1
Income before income taxes	$775,111	$891,624	(13.1)	29.8%	36.9%

NET REVENUES

For the three months ended September 30, 2025, Global Wealth Management net revenues increased 9.7% to a record $907.4 million from $827.1 million for the comparable period in 2024. For the nine months ended September 30, 2025, Global Wealth Management net revenues increased 7.6% to a record $2.6 billion from $2.4 billion for the comparable period in 2024. The increase in net revenues over the comparable periods in 2024 is primarily attributable to higher asset management revenues, net interest income, commission revenues, and investment banking revenues, partially offset by lower principal transactions revenues.

Commissions – For the three months ended September 30, 2025, commission revenues increased 9.8% to $141.9 million from $129.2 million in the comparable period in 2024. For the nine months ended September 30, 2025, commission revenues increased 6.4% to $395.9 million from $371.9 million in the comparable period in 2024. The increase is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2024.

Principal transactions – For the three months ended September 30, 2025, principal transactions revenues decreased 3.6% to $61.2 million from $63.5 million in the comparable period in 2024. For the nine months ended September 30, 2025, principal transactions revenues decreased 2.0% to $176.2 million from $179.9 million in the comparable period in 2024. The decrease is primarily attributable to lower realized trading gains and decreased client activity over the comparable periods in 2024.

Asset management – For the three months ended September 30, 2025, asset management revenues increased 12.8% to $431.4 million from $382.3 million in the comparable period in 2024. For the nine months ended September 30, 2025, asset management revenues increased 10.1% to $1.2 billion from $1.1 billion in the comparable period in 2024. The increase is primarily attributable to higher asset values and net new assets. Fee-based account revenues are primarily billed based on asset values at the end the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except number of accounts and percentages):

	September 30, 2025	September 30, 2024	% Change	June 30, 2025	% Change
Client assets	$544,010,000	$496,298,000	9.6	$516,532,000	5.3
Fee-based client assets	$219,178,000	$190,771,000	14.9	$206,319,000	6.2
Number of client accounts	1,283,000	1,237,000	3.7	1,276,000	0.5
Number of fee-based client accounts	376,000	348,000	8.0	370,000	1.6

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 5.0% to $6.5 million for the three months ended September 30, 2025 from $6.2 million during the comparable period in 2024. For the nine months ended September 30, 2025, investment banking revenues increased 14.6% to $18.7 million from $16.3 million during the comparable period in 2024. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2025, interest revenue decreased 5.0% to $460.1 million from $484.2 million in the comparable period in 2024. For the nine months ended September 30, 2025, interest revenue decreased 4.7% to $1.37 billion from $1.43 billion during the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-earning assets. A significant amount of interest revenue is generated by the interest-earning assets held at Stifel Bancorp. Please refer to “Net Interest Income” below for a further discussion of the changes in net interest income.

Other income – For the three months ended September 30, 2025, other income increased 81.5% to $9.1 million from $5.0 million in the comparable period in 2024. For the nine months ended September 30, 2025, other income increased 67.0% to $11.4 million from $6.8 million during the comparable period in 2024. The increase is primarily attributable to higher investment gains, partially offset by a decrease in loan origination fees during the comparable periods in 2024.

Interest expense – For the three months ended September 30, 2025, interest expense decreased 16.7% to $202.7 million from $243.3 in the comparable period in 2024. For the nine months ended September 30, 2025, interest expense decreased 15.3% to $611.0 million from $721.5 million during the comparable period in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. A significant amount of interest expense is generated by the interest-bearing liabilities held at Stifel Bancorp. Please refer to “Net Interest Income” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,302,476	$15,361	4.72%	$1,705,642	$24,124	5.66%
U.S. government agencies	2,426	12	2.12	2,394	12	2.11
State and municipal securities (tax-exempt) (1)	2,350	18	3.00	2,350	18	3.00
Mortgage-backed securities	1,089,391	8,888	3.26	1,046,978	7,572	2.89
Corporate fixed income securities	446,773	2,993	2.68	542,974	3,692	2.72
Asset-backed securities	6,433,693	98,783	6.14	6,223,583	113,288	7.28
Federal Home Loan Bank and other capital stock	66,258	861	5.20	66,265	913	5.51
Loans (2)
Securities-based loans	2,538,529	39,524	6.23	2,258,852	40,832	7.23
Commercial and industrial	3,786,770	71,435	7.55	3,784,981	81,882	8.65
Fund banking	3,967,033	69,988	7.06	3,506,096	71,153	8.12
Residential real estate	8,988,718	88,534	3.94	8,342,341	74,816	3.59
Commercial real estate	436,402	8,833	8.10	603,433	11,284	7.48
Home equity lines of credit	217,730	4,156	7.63	163,509	3,511	8.59
Construction and land	1,195,247	23,132	7.74	1,164,406	24,770	8.51
Other	40,377	491	4.86	47,515	749	6.31
Loans held for sale	488,797	10,458	8.56	493,436	10,496	8.51
Total interest-earning assets (3)	$31,002,970	$443,467	5.72%	$29,954,755	$469,112	6.26%
Cash and due from banks	32,509			26,882
Other non interest-earning assets	413,710			250,104
Total assets	$31,449,189			$30,231,741
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,007,223	$159,130	2.55%	$25,579,384	$212,347	3.32%
Time deposits	218,791	2,385	4.36	176,766	2,358	5.33
Demand deposits	3,206,549	26,437	3.30	1,778,315	15,017	3.38
Savings	12,965	36	1.10	1,468	3	0.91
Other borrowings	142,131	1,908	5.37	91,555	1,627	7.11
Total interest-bearing liabilities (3)	28,587,659	189,896	2.66%	27,627,488	231,352	3.35%
Non-interest-bearing deposits	488,089			396,605
Other non-interest bearing liabilities	126,823			133,768
Total liabilities	29,202,571			28,157,861
Stockholders’ equity	2,246,618			2,073,880
Total liabilities and stockholders’ equity	$31,449,189			$30,231,741
Net interest income/spread		$253,571	3.06%		$237,760	2.91%
Net interest margin			3.27%			3.17%
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

The following tables present average balance data and operating interest revenue and expense data for Stifel Bancorp, as well as related interest yields for the periods indicated (in thousands, except rates):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Interest-bearing cash and federal funds sold	$1,303,694	$45,848	4.69%	$2,104,167	$88,693	5.62%
U.S. government agencies	2,418	38	2.12	2,386	38	2.11
State and municipal securities (tax-exempt) (1)	2,350	53	3.00	2,350	53	3.00
Mortgage-backed securities	1,113,169	26,483	3.17	964,711	18,424	2.55
Corporate fixed income securities	469,094	9,532	2.71	579,613	11,971	2.75
Asset-backed securities	6,594,757	302,058	6.11	6,072,987	330,489	7.26
Federal Home Loan Bank and other capital stock	66,327	2,643	5.31	65,233	2,605	5.32
Loans (2)
Securities-based loans	2,477,090	114,786	6.18	2,282,715	124,038	7.25
Commercial and industrial	3,967,358	221,191	7.43	3,652,555	243,069	8.87
Fund banking	3,846,985	203,432	7.05	3,408,492	206,020	8.06
Residential real estate	8,808,178	254,523	3.85	8,195,707	213,639	3.48
Commercial real estate	461,118	25,551	7.39	632,979	34,608	7.29
Home equity lines of credit	206,237	11,713	7.57	154,471	9,872	8.52
Construction and land	1,208,648	66,725	7.36	1,148,628	72,573	8.42
Other	46,308	1,735	5.00	48,543	2,190	6.01
Loans held for sale	524,556	32,497	8.26	481,860	30,705	8.50
Total interest-earning assets (3)	$31,098,287	$1,318,808	5.65%	$29,797,397	$1,388,987	6.22%
Cash and due from banks	29,778			22,386
Other non interest-earning assets	331,142			166,730
Total assets	$31,459,207			$29,986,513
Liabilities and stockholders’ equity:
Deposits:
Money market	$25,708,513	$500,190	2.59%	$25,160,696	$619,793	3.28%
Time deposits	135,658	4,528	4.45	75,996	3,030	5.32
Demand deposits	2,656,793	63,854	3.20	2,064,011	57,247	3.70
Savings	8,854	71	1.07	965	6	0.84
Federal Home Loan Bank advances	1,100	38	4.59	2	—	2.15
Other borrowings	125,116	5,168	5.51	78,967	4,352	7.35
Total interest-bearing liabilities (3)	28,636,034	573,849	2.67%	27,380,637	684,428	3.33%
Non-interest-bearing deposits	459,389			339,644
Other non-interest bearing liabilities	134,738			141,093
Total liabilities	29,230,161			27,861,374
Stockholders’ equity	2,229,046			2,125,139
Total liabilities and stockholders’ equity	$31,459,207			$29,986,513
Net interest income/spread		$744,959	2.98%		$704,559	2.89%
Net interest margin			3.19%			3.15%
(1)
Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax-equivalent basis.
(2)
Loans on nonaccrual status are included in average balances.
(3)
Please refer to the Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2025 compared to the three and nine month periods ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(5,146)	$(3,617)	$(8,763)	$(29,847)	$(12,998)	$(42,845)
U.S. government agencies	—	—	—	—	—	—
State and municipal securities (tax-exempt)	—	—	—	—	—	—
Mortgage-backed securities	317	999	1,316	3,104	4,955	8,059
Corporate fixed income securities	(645)	(54)	(699)	(2,249)	(190)	(2,439)
Asset-backed securities	3,989	(18,494)	(14,505)	33,728	(62,159)	(28,431)
Federal Home Loan Bank and other capital stock	(1)	(51)	(52)	44	(6)	38
Loans
Securities-based loans	10,895	(12,203)	(1,308)	12,695	(21,947)	(9,252)
Commercial and industrial	39	(10,486)	(10,447)	24,802	(46,680)	(21,878)
Fund banking	58,373	(59,538)	(1,165)	5,721	(8,309)	(2,588)
Residential real estate	6,048	7,670	13,718	16,672	24,212	40,884
Commercial real estate	(3,490)	1,039	(2,451)	(9,529)	472	(9,057)
Home equity lines of credit	969	(324)	645	2,757	(916)	1,841
Construction and land	681	(2,319)	(1,638)	4,130	(9,978)	(5,848)
Other	(102)	(156)	(258)	(97)	(358)	(455)
Loans held for sale	(100)	62	(38)	2,611	(819)	1,792
	$71,827	$(97,472)	$(25,645)	$64,542	$(134,721)	$(70,179)
Interest expense:
Deposits:
Money market	$(4,653)	(48,564)	$(53,217)	$13,822	$(133,425)	$(119,603)
Time deposits	119	(92)	27	1,890	(392)	1,498
Demand deposits	11,766	(346)	11,420	12,342	(5,735)	6,607
Savings	32	1	33	63	2	65
Federal Home Loan Bank advances	—	—	—	33	5	38
Other borrowings	503	(222)	281	1,429	(613)	816
	$7,767	$(49,223)	$(41,456)	$29,579	$(140,158)	$(110,579)

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

For the three months ended September 30, 2025, interest revenue of $443.5 million was generated from average interest-earning assets of $31.0 billion at an average interest rate of 5.72%. Interest revenue of $469.1 million for the comparable period in 2024 was generated from average interest-earning assets of $30.0 billion at an average interest rate of 6.26%.

For the nine months ended September 30, 2025, interest revenue of $1.3 billion was generated from average interest-earning assets of $31.1 billion at an average interest rate of 5.65%. Interest revenue of $1.4 billion for the comparable period in 2024 was generated from average interest-earning assets of $29.8 billion at an average interest rate of 6.22%.

Interest expense represents interest on customer money market accounts, interest on time deposits, Federal Home Loan Bank advances, and other interest expense. For the three months ended September 30, 2025, interest expense of $189.9 million was incurred from average interest-bearing liabilities of $28.6 billion at an average interest rate of 2.66%. Interest expense of $231.4 million for the comparable period in 2024 was incurred from average interest-bearing liabilities of $27.6 billion at an average interest rate of 3.35%.

For the nine months ended September 30, 2025, interest expense of $573.8 million was incurred from average interest-bearing liabilities of $28.6 billion at an average interest rate of 2.67%. Interest expense of $684.4 million for the comparable period in 2024 was incurred from average interest-bearing liabilities of $27.4 billion at an average interest rate of 3.33%.

Please refer to “Net Interest Income” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2025, Global Wealth Management non-interest expenses increased 7.5% to $564.8 million from $525.4 million for the comparable period in 2024. For the nine months ended September 30, 2025, Global Wealth Management non-interest expenses increased 19.7% to $1.8 billion from $1.5 billion for the comparable period in 2024.

Compensation and benefits – For the three months ended September 30, 2025, compensation and benefits expense increased 9.5% to $441.6 million from $403.2 million during the comparable period in 2024. For the nine months ended September 30, 2025, compensation and benefits expense increased 8.3% to $1.3 billion from $1.2 billion during the comparable period in 2024. The increase is primarily attributable to increased variable compensation over the comparable periods in 2024.

Compensation and benefits expense as a percentage of net revenues was 48.7% and 49.3% for the three and nine months ended September 30, 2025, respectively, compared to 48.7% and 49.0% for the comparable periods in 2024.

Occupancy and equipment rental – For the three months ended September 30, 2025, occupancy and equipment rental expense increased 7.1% to $46.2 million from $43.1 million during the comparable period in 2024. For the nine months ended September 30, 2025, occupancy and equipment rental expense increased 4.8% to $136.8 million from $130.6 million during the comparable period in 2024. The increase is primarily attributable to higher data processing expense, occupancy costs, and furniture and equipment expenses over the comparable periods in 2024 associated with an increase in business activity.

Communications and office supplies – For the three months ended September 30, 2025, communications and office supplies expense decreased 1.2% to $16.2 million from $16.4 million during the comparable period in 2024. For the nine months ended September 30, 2025, communications and office supplies expense decreased 1.2% to $48.5 million from $49.1 million during the comparable period in 2024. The decrease is primarily attributable to lower telecommunication expenses, partially offset by higher postage and shipping and communication and quote expenses.

Commissions and floor brokerage – For the three months ended September 30, 2025, commissions and floor brokerage expense increased 1.9% to $7.1 million from $7.0 million during the comparable period in 2024. For the nine months ended September 30, 2025, commissions and floor brokerage expense increased 8.5% to $21.6 million from $19.9 million during the comparable period in 2024. The increase is primarily attributable to higher clearing expenses and processing fees.

Provision for credit losses – For the three months ended September 30, 2025, provision for credit losses increased 57.3% to $8.3 million from $5.3 million during the comparable period in 2024. For the nine months ended September 30, 2025, provision for credit losses increased 117.0% to $28.7 million from $13.2 million during the comparable period in 2024. The increase is primarily attributable to overall loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – For the three months ended September 30, 2025, other operating expenses decreased 10.1% to $45.3 million from $50.4 million during the comparable period in 2024. The decrease is primarily attributable to lower legal-related expenses and professional fees, partially offset by increases in bank service charges, insurance expense, subscription costs, and travel and conference-related expenses.

For the nine months ended September 30, 2025, other operating expenses increased 140.1% to $308.7 million from $128.6 million during the comparable period in 2024. The increase is primarily attributable to increases in legal-related expenses, subscription costs, insurance expenses, and travel and conference-related expenses. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2025, income before income taxes increased 13.6% to $342.7 million from $301.7 million during the comparable period in 2024. Profit margins (income before income taxes as a percent of net revenues) increased to 37.8% for the three months ended September 30, 2025, from 36.5% during the comparable period in 2024. The profit margin for the three months ended September 30, 2025 was positively impacted by revenue growth.

For the nine months ended September 30, 2025, income before income taxes decreased 13.1% to $775.1 million from $891.6 million during the comparable period in 2024. Profit margins (income before income taxes as a percent of net revenues) decreased to 29.8% for the nine months ended September 30, 2025, from 36.9% during the comparable period in 2024. The profit margin for the nine months ended September 30, 2025 was negatively impacted by elevated reserves for legal matters and higher provisions for credit losses.

Results of Operations – Institutional Group

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$64,211	$54,215	18.4	12.8%	14.6%
Principal transactions	116,662	73,583	58.5	23.3	19.7
Transactional revenues	180,873	127,798	41.5	36.1	34.3
Capital raising	137,684	100,108	37.5	27.5	26.9
Advisory	179,270	136,857	31.0	35.8	36.7
Investment banking	316,954	236,965	33.8	63.3	63.6
Interest	10,808	9,982	8.3	2.2	2.7
Other income	3,706	12,940	(71.4)	0.8	3.5
Total revenues	512,341	387,685	32.2	102.4	104.1
Interest expense	11,906	15,284	(22.1)	2.4	4.1
Net revenues	500,435	372,401	34.4	100.0	100.0
Non-interest expenses:
Compensation and benefits	297,106	224,556	32.3	59.4	60.3
Occupancy and equipment rental	22,546	21,520	4.8	4.5	5.8
Communication and office supplies	26,826	26,783	0.2	5.4	7.2
Commissions and floor brokerage	8,677	9,245	(6.1)	1.7	2.5
Other operating expenses	55,989	48,500	15.4	11.2	13.0
Total non-interest expenses	411,144	330,604	24.4	82.2	88.8
Income before income taxes	$89,291	$41,797	113.6	17.8%	11.2%

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024
Revenues:
Commissions	$204,521	$180,326	13.4	15.7%	16.2%
Principal transactions	315,893	249,801	26.5	24.2	22.4
Transactional revenues	520,414	430,127	21.0	39.9	38.6
Capital raising	332,179	286,615	15.9	25.5	25.7
Advisory	444,045	387,520	14.6	34.0	34.8
Investment banking	776,224	674,135	15.1	59.5	60.5
Interest	30,889	25,479	21.2	2.4	2.3
Other income	15,591	26,727	(41.7)	1.1	2.4
Total revenues	1,343,118	1,156,468	16.1	102.9	103.8
Interest expense	37,975	41,970	(9.5)	2.9	3.8
Net revenues	1,305,143	1,114,498	17.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	807,388	679,341	18.8	61.9	61.0
Occupancy and equipment rental	65,046	65,917	(1.3)	5.0	5.9
Communication and office supplies	79,731	78,114	2.1	6.1	7.0
Commissions and floor brokerage	28,148	26,473	6.3	2.2	2.4
Other operating expenses	147,068	136,934	7.4	11.2	12.2
Total non-interest expenses	1,127,381	986,779	14.2	86.4	88.5
Income before income taxes	$177,762	$127,719	39.2	13.6%	11.5%

NET REVENUES

For the three months ended September 30, 2025, Institutional Group net revenues increased 34.4% to $500.4 million from $372.4 million for the comparable period in 2024. For the nine months ended September 30, 2025, Institutional Group net revenues increased 17.1% to $1.3 billion from $1.1 billion during the comparable period in 2024. The increase in net revenues is primarily attributable to higher transactional revenues, advisory revenues, and capital-raising revenues over the comparable periods in 2024.

Transactional revenues – Transactional revenues include: (i) commission revenues that are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds, and (ii) principal transaction revenues representing gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended September 30, 2025, transactional revenues increased 41.5% to $180.9 million from $127.8 million in the comparable period in 2024. For the nine months ended September 30, 2025, transactional revenues increased 21.0% to $520.4 million from $430.1 million in the comparable period in 2024.

For the three months ended September 30, 2025, fixed income transactional revenues increased 55.2% to $122.6 million from $79.0 million in the comparable period in 2024. For the nine months ended September 30, 2025, fixed income transactional revenues increased 24.3% to $341.0 million from $274.3 million in the comparable period in 2024. The increase in fixed income institutional transactional revenues is primarily attributable to higher realized trading gains and increased client activity over the comparable periods in 2024.

For the three months ended September 30, 2025, equity transactional revenues increased 19.4% to $58.3 million from $48.8 million in the comparable period in 2024. For the nine months ended September 30, 2025, equity transactional revenues increased 15.1% to $179.4 million from $155.8 million during the comparable period in 2024. The increase in equity institutional transactional revenues is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2024.

Investment banking – For the three months ended September 30, 2025, investment banking revenues increased 33.8% to $317.0 million from $237.0 million during the comparable period in 2024. For the nine months ended September 30, 2025, investment banking revenues increased 15.1% to $776.2 million from $674.1 million during the comparable period in 2024.

For the three months ended September 30, 2025, capital-raising revenues increased 37.5% to $137.7 million from $100.1 million in the comparable period in 2024. For the nine months ended September 30, 2025, capital-raising revenues increased 15.9% to $332.2 million from $286.6 million in the comparable period in 2024.

For the three months ended September 30, 2025, equity capital-raising revenues increased 55.2% to $78.8 million from $50.7 million during the comparable period in 2024 driven by higher volumes during the quarter. For the nine months ended September 30, 2025, equity capital-raising revenues increased 25.2% to $174.0 million from $139.0 million during the comparable period in 2024. The increase is primarily attributable to higher volumes over the comparable period in 2024.

For the three months ended September 30, 2025, fixed income capital-raising revenues increased 19.4% to $58.9 million from $49.4 million during the comparable period in 2024. For the nine months ended September 30, 2025, fixed income capital-raising revenues increased 7.2% to $158.2 million from $147.6 million during the comparable period in 2024. The increase is primarily attributable to higher bond issuances over the comparable periods in 2024.

For the three months ended September 30, 2025, advisory revenues increased 31.0% to $179.3 million from $136.9 million in the comparable period in 2024. The increase is primarily attributable to higher levels of completed advisory transactions during the quarter. For the nine months ended September 30, 2025, advisory revenues increased 14.6% to $444.0 million from $387.5 million in the comparable period in 2024. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable period in 2024.

Interest – For the three months ended September 30, 2025, interest increased 8.3% to $10.8 million from $10.0 million in the comparable period in 2024. For the nine months ended September 30, 2025, interest increased 21.2% to $30.9 million from $25.5 million in the comparable period in 2024. The increase is primarily attributable to an increase in inventory levels.

Other income – For the three months ended September 30, 2025, other income decreased 71.4% to $3.7 million from $12.9 million in the comparable period in 2024. For the nine months ended September 30, 2025, other income decreased 41.7% to $15.6 million from $26.7 million during the comparable period in 2024. The decrease is primarily attributable to reduced rental income generated from our aircraft engine leasing business due to the sale of engines.

Interest expense – For the three months ended September 30, 2025, interest expense decreased 22.1% to $11.9 million from $15.3 million in the comparable period in 2024. For the nine months ended September 30, 2025, interest expense decreased 9.5% to $38.0 million from $42.0 million in the comparable period in 2024. The decrease is primarily attributable to lower interest rates over the comparable periods in 2024.

NON-INTEREST EXPENSES

For the three months ended September 30, 2025, Institutional Group non-interest expenses increased 24.4% to $411.1 million from $330.6 million for the comparable period in 2024. For the nine months ended September 30, 2025, Institutional Group non-interest expenses increased 14.2% to $1.1 billion from $986.8 million during the comparable period in 2024.

Compensation and benefits – For the three months ended September 30, 2025, compensation and benefits expense increased 32.3% to $297.1 million from $224.6 million during the comparable period in 2024. For the nine months ended September 30, 2025, compensation and benefits expense increased 18.8% to $807.4 million from $679.3 million during the comparable period in 2024. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 59.4% and 61.9% for the three and nine months ended September 30, 2025, respectively, compared to 60.3% and 61.0% for the comparable periods in 2024. The increase for the nine months ended September 30, 2025 is primarily attributable to higher fixed compensation expenses in our international operations, partially offset by higher revenues.

Occupancy and equipment rental – For the three months ended September 30, 2025, occupancy and equipment rental expense increased 4.8% to $22.5 million from $21.5 million during the comparable period in 2024. The increase is primarily attributable to higher occupancy and furniture and equipment costs, partially offset by lower data processing expenses. For the nine months ended September 30, 2025, occupancy and equipment rental expense decreased 1.3% to $65.0 million from $65.9 million during the comparable period in 2024. The decrease is primarily attributable to lower furniture and equipment costs and data processing expenses, partially offset by higher occupancy costs.

Communications and office supplies – For the three months ended September 30, 2025, communications and office supplies expense of $26.8 million remained consistent with the comparable period in 2024. For the nine months ended September 30, 2025, communications and office supplies expense increased 2.1% to $79.7 million from $78.1 million during the comparable period in 2024. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended September 30, 2025, commissions and floor brokerage expense decreased 6.1% to $8.7 million from $9.2 million during the comparable period in 2024. The decrease is primarily attributable to lower trading and clearing expenses and transaction fees during the quarter. For the nine months ended September 30, 2025, commissions and floor brokerage expense increased 6.3% to $28.1 million from $26.5 million during the comparable period in 2024. The increase is primarily attributable to higher ECN trading costs and transaction fees, partially offset by lower clearing expenses over the comparable period in 2024.

Other operating expenses – For the three months ended September 30, 2025, other operating expenses increased 15.4% to $56.0 million from $48.5 million during the comparable period in 2024. The increase is primarily attributable to higher investment banking expenses, travel-related expenses, professional fees, and subscription costs, partially offset by lower conference-related expenses.

For the nine months ended September 30, 2025, other operating expenses increased 7.4% to $147.1 million from $136.9 million during the comparable period in 2024. The increase is primarily attributable to higher investment banking expenses, professional fees, travel and conference-related expenses, and licensing costs.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2025, income before income taxes for the Institutional Group segment increased 113.6% to $89.3 million from $41.8 million during the comparable period in 2024. For the nine months ended September 30, 2025, income before income taxes for the Institutional Group segment increased 39.2% to $177.8 million from $127.7 million during the comparable period in 2024.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 17.8% and 13.6% for the three and nine months ended September 30, 2025, respectively, from 11.2% and 11.5% during the comparable periods in 2024. Profit margins were positively impacted by revenue growth.

Results of Operations – Other Segment

Three and Nine Months Ended September 30, 2025 Compared with Three and Nine Months Ended September 30, 2024

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net revenues	$21,521	$25,151	(14.4%)	$60,378	$72,389	(16.6%)
Non-interest expenses:
Compensation and benefits:
Core business-related	90,320	82,943	8.9	210,617	226,837	(7.2)
Acquisition-related	10,768	7,361	46.3	44,812	28,619	56.6
Total compensation and benefits	101,088	90,304	11.9	255,429	255,456	(0.0)
Other operating expenses:
Core business-related	60,356	50,522	19.5	162,663	148,197	9.8
Acquisition-related	5,972	11,167	(46.5)	31,929	25,836	23.6
Total other operating expenses	66,328	61,689	7.5	194,592	174,033	11.8
Total non-interest expenses	167,416	151,993	10.1	450,021	429,489	4.8
Loss before income taxes	$(145,895)	$(126,842)	15.0%	$(389,643)	$(357,100)	9.1%

For the three and nine months ended September 30, 2025, non-interest expenses increased 10.1% and 4.8%, to $167.4 million and $450.0 million, respectively. The increases are primarily attributable to increased provisions for legal and regulatory matters, an increase in variable compensation, and the recording of severance costs associated with workforce reductions in certain of our foreign subsidiaries.

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

For the three months ended September 30, 2025, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, decreased 9.7% to $16.7 million from $18.5 million in 2024.

For the nine months ended September 30, 2025, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 40.9% to $76.7 million from $54.5 million in 2024.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $41.7 billion, were up 4.5% from December 31, 2024. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2025, our liabilities were comprised primarily of deposits of $30.1 billion at Stifel Bancorp, payables to customers of $666.4 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $764.4 million, senior notes, net of debt issuance costs, of $617.2 million, and accrued employee compensation of $743.7 million. To meet our obligations to clients and operating needs, we had $14.2 billion of cash or assets readily convertible into cash at September 30, 2025.

Cash Flow

Cash and cash equivalents increased $536.6 million to $3.2 billion at September 30, 2025, from $2.6 billion at December 31, 2024. Operating activities provided cash of $734.6 million. Investing activities used cash of $941.0 million primarily due to investment securities purchases, growth in our loan portfolio, and fixed asset purchases, partially offset by proceeds from principal paydowns of investment securities. Financing activities provided cash of $736.9 million primarily due to an increase in bank deposits, securities sold under agreement to repurchase, and securities loaned, partially offset by repurchases of our common stock, tax payments related to shares withheld for stock-based compensation, and dividends paid on our common and preferred stock.

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

As of September 30, 2025, we had $41.7 billion in assets, $14.2 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,184,905	$2,648,308
Receivables from brokers, dealers, and clearing organizations	777,443	486,465
Securities purchased under agreements to resell	525,621	528,976
Financial instruments owned at fair value	1,487,040	1,109,507
Available-for-sale securities at fair value	1,688,636	1,584,598
Held-to-maturity securities at amortized cost	6,458,002	6,524,954
Investments	34,862	30,785
Total cash and assets readily convertible to cash	$14,156,509	$12,913,593

As of September 30, 2025 and December 31, 2024, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2025		December 31, 2024
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$169,751	$—	$142,901	$—
Financial instruments owned at fair value	747,301	747,301	580,170	580,170
Investment portfolio (AFS & HTM)	—	4,003,534	—	3,019,850
	$917,052	$4,750,835	$723,071	$3,600,020

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At September 30, 2025, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2025, the maximum number of shares that may yet be purchased under this plan was 7.9 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At September 30, 2025, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2025, available cash and highly liquid investments comprised approximately 15% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $3.2 billion of cash and cash equivalents at September 30, 2025, compared to $2.6 billion at December 31, 2024. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.7 billion in available-for-sale investment securities at September 30, 2025, compared to $1.6 billion at December 31, 2024. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of September 30, 2025, we had $30.1 billion in deposits compared to $29.1 billion at December 31, 2024. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs. Total estimated uninsured deposits were $5.6 billion and $5.4 billion at September 30, 2025 and December 31, 2024, respectively.

Deposits are sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $25.4 billion and $27.1 billion at September 30, 2025 and December 31, 2024, respectively, which includes $14.9 billion and $17.1 billion, respectively, of client cash in our Smart Rate program. The decrease in money market deposits was primarily driven by typical seasonality related to income tax payments. Please refer to the Net Interest Income table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bancorp’s average balances and interest income and expense.

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

Our uncommitted secured lines of credit at September 30, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $125.0 million during the nine months ended September 30, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rate on these advances during the nine months ended September 30, 2025 was 4.59%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At September 30, 2025, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At September 30, 2025, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $6.2 billion at September 30, 2025 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2025, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Fed’s discount window program; however, Stifel Bancorp does not view borrowings from the Fed as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by securities. Stifel Bancorp has borrowing capacity of $5.8 billion with the Fed’s discount window at September 30, 2025. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $25.4 billion at September 30, 2025. At September 30, 2025, there was $26.4 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $173.7 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2025. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2025, and the years ended December 31, 2026, 2027, 2028, 2029, and thereafter are $55.0 million, $145.3 million, $125.2 million, $111.2 million, $83.6 million, and $230.5 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We provide compensation to existing employees in the form of cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period of five years. At September 30, 2025, there was $48.6 million of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statement of financial condition, which is expected to be amortized over a weighted-average period of 3.8 years.

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

At September 30, 2025, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 12.4 million, of which 11.4 million were unvested. At September 30, 2025, there was unrecognized compensation cost for deferred awards of approximately $783.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2025, and the years ended December 31, 2026, 2027, 2028, 2029, and thereafter are $70.5 million, $235.5 million, $176.9 million, $126.7 million, $88.1 million, and $86.0 million, respectively. These estimates could change if our forfeitures change from historical levels.

On August 6, 2025, the Company’s Board of Directors declared a cash dividend on shares of the Company’s common stock of $0.46 per share, payable September 16, 2025, to shareholders of record at the close of business on September 2, 2025.

On August 6, 2025, the Company’s Board of Directors declared a quarterly cash dividend on the outstanding shares of the Company’s preferred stock payable on September 16, 2025 to shareholders of record on September 2, 2025.

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

At September 30, 2025, Stifel had net capital of $515.8 million, which was 33.6% of aggregate debit items and $485.1 million in excess of its minimum required net capital. At September 30, 2025, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2025, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2025, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At September 30, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Recently Issued Accounting Guidance

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal, state, and foreign). The accounting update is effective for annual periods beginning after December 15, 2024 (January 1, 2025 for our company), with early adoption permitted. The adoption of the accounting update will only impact income tax disclosures with no impact to our consolidated financial statements.

Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (January 1, 2027 for our company), and interim periods within those fiscal years, and may be applied either on a prospective or retrospective basis. We are evaluating the impact of the accounting update on our disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance primarily removes references to software development project stages to better align with current software development methods. Under ASU 2025-06, an entity will begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed, and the software will be used for its intended purpose. The accounting update is effective for annual periods beginning after December 15, 2027 (January 1, 2028 for our company), including interim periods within those fiscal years with early adoption permitted. The accounting update can be adopted either prospectively, retrospectively, or utilizing a modified transition approach. We are currently evaluating the impact of the accounting update on our consolidated financial statements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2025, and the daily VaR at September 30, 2025 and December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025			VaR Calculation at
	High	Low	Daily Average	September 30, 2025	December 31, 2024
Daily VaR	$13,850	$6,057	$9,050	$8,757	$8,563

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

The following table illustrates the estimated change in net interest income at September 30, 2025, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	3.8%
+100	1.9
0	—
-100	(2.3)
-200	(6.6)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2025 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$12,966,375	$753,392	$5,339,038	$2,825,380
Securities	6,343,938	570,750	708,918	726,357
Interest-bearing cash	2,087,936	—	—	—
	$21,398,249	$1,324,142	$6,047,956	$3,551,737
Interest-bearing liabilities:
Transaction accounts and savings	$29,277,379	$—	$—	$—
Borrowings	144,869	—	—	—
Certificates of deposit	320,634	83,717	—	—
	$29,742,882	$83,717	$—	$—
GAP	(8,344,633)	1,240,425	6,047,956	3,551,737
Cumulative GAP	$(8,344,633)	$(7,104,208)	$(1,056,252)	$2,495,485

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2025, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.2 billion, and the fair value of the collateral that had been sold or repledged was $747.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2025 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2025. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 - 31, 2025	—	$—	—	8,215,979
August 1 - 31, 2025	175,000	113.14	175,000	8,040,979
September 1 - 30, 2025	99,900	114.50	99,900	7,941,079
	274,900	$113.63	274,900

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2025, the maximum number of shares that may yet be purchased under this plan was 7.9 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

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

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ James M. Marischen
James M. Marischen Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 5, 2025