Form 10-K
period 2025-12-31
STIFEL FINANCIAL CORP
filed 2026-02-24
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - January 30, 2026
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	103,191,947
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2025, was $10.9 billion.1

1 In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2025, are incorporated by reference in Part III hereof.

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

We have a 135-year operating history and have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

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

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including the following acquisitions, which were integrated during 2024 and 2025:

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
•
B. Riley Financial, Inc. – On April 7, 2025, the Company acquired a portion of B. Riley Financial, Inc.’s traditional wealth management business, a deal that added 36 advisors with approximately $4 billion in assets under management.
•
Bryan, Garnier & Co. – On June 2, 2025, the Company acquired Bryan, Garnier & Co. (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. Bryan Garnier’s product suite includes mergers & acquisitions advisory, private and public growth financing solutions, and institutional sales and execution. Bryan Garnier is headquartered in Europe with offices in Paris, London, Amsterdam, Munich, Oslo, Stockholm, and New York.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” of this Form 10-K.

Narrative Description of Business

Through our broker-dealer subsidiaries, we provide securities-related financial services to customers from the United States, Europe, and Canada. Our customers include individuals, corporations, municipalities, and institutions. We have customers throughout the United States, the United Kingdom, Europe, and Canada. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. The inventory of securities held to facilitate customer trades and our market-making activities is sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system. We have made significant investments in personnel and technology to grow the Private Client Group.

Consolidated Stifel Branch System

At December 31, 2025, the Private Client Group had a network of more than 2,200 financial advisors located in 402 branch offices in 48 states and the District of Columbia. In addition, we had over 100 independent contractors.

Our financial advisors provide a broad range of investments and services to our clients, including financial planning services. We offer equity securities; taxable and tax-exempt fixed income securities, including municipal, corporate, and government agency securities; preferred stock; and unit investment trusts. We offer high-net-worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, funds of funds, diversified private equity funds, and single investment late-stage private equity funds. We also offer a broad range of externally managed fee-based products. In addition, we offer insurance and annuity products and investment company shares through agreements with numerous third-party distributors. We encourage our financial advisors to pursue the products and services that best fit their clients’ needs and that they feel most comfortable recommending. Our private clients may choose from a traditional, commission-based structure or fee-based money management programs. In most cases, commissions are charged for sales of investment products to clients based on an established commission schedule. In certain cases, varying discounts may be given based on relevant client or trade factors determined by the financial advisor.

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

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC, a wholly owned subsidiary and independent contractor broker-dealer, to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc.

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

Stifel Bancorp

We provide retail and commercial banking services to private and corporate clients, including a range of personal lending solutions such as fixed- and adjustable-rate mortgage loans, home equity lines of credit, fund banking, unsecured personal loans, loans secured by certificates of deposit or savings accounts, and securities-based lending. Our commercial offerings include small business and middle-market lending, commercial real estate loans, revolving and standby lines of credit, credit cards, term loans, and inventory and receivables financing, along with related deposit and treasury solutions.

In addition, we offer venture banking services designed to support venture-backed and high-growth companies with tailored banking and credit solutions that help fund innovation and scale responsibly across a broad range of industries. These capabilities may include customized deposit and cash management, payment solutions, and credit facilities intended to extend runway and provide flexible liquidity through key growth stages.

We believe Stifel Bancorp enhances our ability to serve private clients by providing a broader suite of banking products and capabilities. It also improves our funding profile by enabling the efficient use of client cash balances that are swept to our bank subsidiaries, which represent a primary source of funding for our banking operations.

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

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions and the execution of public offerings and private placements of debt and equity securities. The investment banking group focuses on companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology, and education.

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

HUMAN CAPITAL

Our associates are vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional associates is critical, not only in the current competitive labor market, but also to our long-term success. As of December 31, 2025, we had over 9,000 associates, including more than 2,300 financial advisors, located primarily in the United States, the United Kingdom, Europe, and Canada.

We have become a premier investment bank and wealth management firm. Our long-term success as a company and our ability to generate sustainable value for our shareholders is only possible because of a corporate culture that puts the needs of our clients and our associates first. As a financial services company, we believe it is our responsibility to contribute to the sustainable economic development of the communities in which we live and operate. Our culture rewards collaboration, hard work, and empathy. And at the core of that culture is the Golden Rule of treating others as one would wish to be treated.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our global wealth and institutional group segments. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise, while maintaining sufficient levels of capital. We intend to pursue the following strategies with discipline:

•
Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 402 at December 31, 2025, and our branch-based financial advisors from 262 to more than 2,200 over the same period. In addition, client assets have grown from $11.7 billion at December 31, 1997 to $551.9 billion at December 31, 2025. Through organic growth and acquisitions, we have built a strong footprint nationally. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.
•
Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, and our private client network, we intend to grow our investment banking business. Opportunistic acquisitions have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as an investment bank with broad-based and respected research will allow us to take advantage of opportunities and continue to align our investment banking coverage with our research footprint.
•
Drive asset growth within Stifel Bancorp by delivering a comprehensive suite of banking solutions to our clients. We are committed to serving private and corporate clients with banking, lending, venture banking, and trust capabilities– expanding and integrating the resources available across the Firm. Whether working directly with clients or alongside a financial advisor or investment banker, we focus on building long-term relationships grounded in trust and consistent service. We believe Stifel Bancorp’s banking platform deepens existing client relationships and supports the recruitment of financial advisors who want to offer a complete, full-service experience to their private clients.
•
Further expand our institutional business both domestically and internationally. Stifel is a global full-service investment bank offering brokerage, trading, research, underwriting, and advisory services. We build long-term client relationships and deliver tailored solutions across public and private markets through the depth of our platform and expertise. Enabling success for our clients is at the center of everything we do. Whether our clients are seeking capital, strategic advice, trade execution, investment ideas, or other institutional services, the Stifel team of professionals brings an intense focus and commitment to excellence to every assignment. The lifeblood of our business is the relationships our associates create with their clients and with each other.
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

Furthermore, the labor market continues to experience elevated levels of competition for talent across all areas of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are offering guaranteed contracts, upfront payments, and increased compensation in order to attract talent.

As we enter our 136th year in business, we continue to rely on the expertise acquired in our market area, our personnel, and our equity capital to operate in the competitive environment.

REGULATION

We continue to operate in a dynamic and complex regulatory environment. Regulatory changes can have significant impacts on our business; however, we cannot predict the exact changes or quantify their potential impacts. See “Item 1A – Risk Factors” of this Form 10-K for additional discussion of the risks related to our regulatory environment.

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

Collectively, the rules and regulations of the Fed, the OCC, the FDIC, and the CFPB result in extensive regulation and supervision covering all aspects of our banking and trust businesses, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel, and as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework can affect the operating costs and permissible businesses of our company, our bank subsidiaries, Stifel Trust, and all of our other subsidiaries. As a part of their supervisory functions, these regulatory bodies conduct extensive examinations of our operations and also have the power to bring enforcement actions for violations of law and, in the case of certain of these regulatory bodies, for unsafe or unsound practices.

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

Similarly, non-U.S. jurisdictions have also adopted regulations relating to standards of care. For example, the Financial Conduct Authority’s (“FCA”) Consumer Duty took effect in the U.K. Among other things, the U.K. Consumer Duty requires firms to act to deliver “good outcomes” for retail customers with respect to products and services, price and value, consumer understanding, and consumer support.

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

Certain of our subsidiaries are registered in, and operate from, the U.K., which has a highly developed and comprehensive regulatory regime. These subsidiaries are authorized and regulated by the U.K. conduct regulator, the FCA, and have permission to carry out business in certain European Union (“E.U.”) countries to the extent permitted under domestic law and regulation in those countries. The FCA operates on a statutory basis and creates rules which are largely principles-based. These regulated U.K. subsidiaries and their senior managers are registered with the FCA, and wealth managers and certain other staff are subject to certification requirements. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to predominately high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. Retail clients of our U.K. subsidiaries benefit from the Financial Ombudsman Service, which settles complaints between consumers and businesses that provide financial services, as well as the Financial Services Compensation Scheme, which is the U.K.’s statutory deposit insurance and investors compensation scheme for customers of authorized financial services firms.

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

In May 2024, the SEC adopted amendments to Regulation S-P, which includes a requirement for broker-dealers, investment companies, RIAs, and transfer agents to adopt written policies and procedures for an incident response program with respect to unauthorized access to or use of customer information. The final amendments require these entities to notify individuals whose sensitive customer information was accessed or used without authorization no later than 30 days after becoming aware that the information has been compromised. These amendments became effective on December 21, 2025, and did not have a significant impact on our business.

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

Public Company Regulations

As a public company whose common stock is listed on the New York Stock Exchange (“NYSE”), we are subject to corporate governance requirements established by the SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of our Audit and Compensation Committees, ethical standards for our senior financial officers, implementation of an internal control structure and procedures for financial reporting, and additional responsibilities regarding financial statements for our Chief Executive Officer and Chief Financial Officer and their assessment of our internal controls over financial reporting. Compliance with all aspects of the Act, particularly the provisions related to management's assessment of internal controls, has imposed additional costs on our company, reflecting internal staff and management time, as well as additional audit fees since the Act went into effect.

Executive Officers

Information regarding our executive officers and their ages as of January 30, 2026, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	67	Chairman of the Board of Directors and Chief Executive Officer
Thomas W. Weisel	84	Senior Managing Director and Director
James M. Zemlyak	66	President
Mark P. Fisher	56	Senior Vice President and General Counsel
James M. Marischen	46	Senior Vice President and Chief Financial Officer
Brant McDuffie	50	Co-Head of Fixed Income Capital Markets
Thomas B. Michaud	61	Senior Vice President and Co-Head of Institutional Equities and Advisory
Brad Raymond	60	Co-Head of Institutional Equities and Advisory
Christopher K. Reichert	62	Chairman of the Board of Directors and Chief Executive Officer of Stifel Bank & Trust
David Rubulotta	55	Co-Head of Fixed Income Capital Markets
David D. Sliney	56	Senior Vice President and Chief Operating Officer

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

James M. Zemlyak has been President of our company since June 2014. Mr. Zemlyak served as Chief Financial Officer of our company from February 1999 to August 2018. Mr. Zemlyak served as Director of our company from February 1999 to June 2017. Mr. Zemlyak has been Chief Operating Officer of Stifel since August 2002 and Executive Vice President of Stifel since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

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

Brant McDuffie has served as Co-Head of Fixed Income Capital Markets since January 1, 2024. Prior thereto, Mr. McDuffie served as Deputy Co-Head of Fixed Income Capital Markets. In addition, Mr. McDuffie ran Rates Sales, Trading, and Research, overseeing our company’s institutional fixed income brokerage business serving middle-market depositories, insurance companies, and money managers. Mr. McDuffie joined our company in June 2015 after the completion of the acquisition of Sterne Agee, where he was Head of Fixed Income Capital Markets.

Thomas B. Michaud was named Co-Head of Institutional Equities and Advisory in July 2025. Mr. Michaud has served as Senior Vice President of our company and Chairman, Chief Executive Officer, and President of Keefe, Bruyette & Woods, Inc., one of our broker-dealer subsidiaries, since February 15, 2013, the completion of the merger between our company and KBW, Inc. Mr. Michaud served as Director of our company from February 2013 to June 2017. Prior thereto, Mr. Michaud served as the Chief Executive Officer and President of KBW, Inc. since October 2011 and as Vice Chairman and director since its formation in August 2005. He previously served as Chief Operating Officer from August 2005 until October 2011.

Brad Raymond has served as Co-Head of Institutional Equities and Advisory since July 1, 2025. Mr. Raymond joined our company in August 2010 after the completion of the merger between our company and Thomas Weisel Partners Group, Inc. Mr. Raymond joined Thomas Weisel Partners in 2004 and was elevated to Co-Head of Investment Banking in 2007.

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

David Rubulotta has served as Co-Head of Fixed Income Capital Markets since January 1, 2024. Prior thereto, Mr. Rubulotta served as Deputy Co-Head of Fixed Income Capital Markets. Mr. Rubulotta joined our company in September 2021 from Citigroup, where he headed business development within Citigroup Global Markets’ fixed income division and also led leveraged finance sales.

David D. Sliney was appointed to Chief Operating Officer of our company in August 2018. In this role, Mr. Sliney leads our company’s technology and operational areas with emphasis on cloud, data, and AI capabilities. Mr. Sliney has also led the company’s merger integration efforts for over 20 years. Mr. Sliney has also served as a fixed income trader and has led our company’s Equity Syndicate Department.

AVAILABLE INFORMATION

Our internet address is Stifel.com. We make available, free of charge, through a link to the SEC website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Additionally, we make available on our website under “Investor Relations – Corporate Governance,” and in print upon request of any shareholder, a number of our corporate governance documents. These include: Audit Committee charter, Compensation Committee charter, Risk Management/Corporate Governance Committee charter, Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics for Employees. Within the time period required by the SEC and the NYSE, we will post on our website any modifications to any of the available documents. The information on our website is not incorporated by reference into this report.

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

MARKET AND LIQUIDITY RISKS

Lack of funding, liquidity, or access to capital could impair our business and financial condition. An inability to maintain adequate funding and liquidity to operate our business could have a significant negative effect on our financial condition. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. If the available funding from one or more of our contingent funding sources is not sufficient to sustain normal operating levels, we may be required to scale back or curtail our operations, such as by limiting lending, selling assets at unfavorable prices, reducing or eliminating dividend payments, or limiting our recruiting of financial advisors. Our liquidity could be negatively affected by: any inability of our subsidiaries to generate cash to distribute to the parent company, liquidity or capital requirements that may prevent our subsidiaries from distributing cash, limitations on our subsidiaries’ access to credit markets for secured and unsecured borrowings, diminished access to the credit and capital markets, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, regulatory sanctions, or an adverse change in our credit rating by one or more of the national rating agencies. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

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

We rely heavily on bank deposits as a low-cost source of funding for Stifel Bancorp to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. During 2025, we have seen an increase in deposits from our commercial, venture banking, and fund banking clients. A significant reduction in our domestic clients’ cash balances, a change in the allocation of that cash between our bank subsidiaries and third-party banks, a movement of cash away from our company, or an inability to implement new or modified deposit offerings in order to retain or grow our client base, could significantly impact our ability to continue growing interest-earning assets and/or require us to use higher-cost deposit sources to grow interest-earning assets. Rapidly rising rates, for example, have made and may continue to make investments in securities, such as fixed income securities and money market funds, more attractive for investors, thereby incentivizing them to reduce the cash they hold.

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

A credit rating downgrade would also result in the Company incurring a higher facility fee on its $1.0 billion unsecured revolving credit facility agreement (the “Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Form 10-K and Note 11 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Credit Facility.

We are exposed to market risk, including interest rate risk. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, which directly and indirectly affect us. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception of the credit quality of an issuer, or other factors.

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

In our brokerage operations, increases in short-term interest rates have historically resulted in an increase in our net earnings, and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting favorable impacts. As it relates to our net interest income, the magnitude of the effect of a decrease in short-term interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Decreases in short-term interest rates generally also result in a decrease to fees earned from third-party banks, although the magnitude of the decline may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, potentially leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing our capital requirements, which could have an adverse effect on our business results, financial condition and liquidity.

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

ECONOMIC ENVIRONMENT RISKS

Our business is sensitive to domestic and international macroeconomic conditions caused by political and geopolitical developments, fiscal, monetary, and tax policies, regulations, and other domestic and international events. We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, changes in consumer spending, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, interest rates and the cost of funds which directly affect the returns and fair value on our lending and investing activities. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities, as well as our cash flows. In addition, our results of operations may be impacted by governmental policy changes and/or regulatory reform in multiple areas, including tax, international trade, immigration, healthcare, labor, infrastructure, and energy. While there is uncertainty around the timing of many such potential changes, such changes, or any market uncertainty caused by a potential change in governmental policies, may also affect our clients and, directly or indirectly, our business. Furthermore, over the last several years, the federal government has shut down multiple times, in some cases for prolonged periods, and it is possible that the federal government may shut down again in the future. Although the recent government shutdown is not expected to materially affect our results of operations, any prolonged future shutdown could significantly impact business and economic conditions generally or specifically in our key markets, which could have a material adverse effect on our results and financial condition. Macroeconomic conditions may also be negatively affected by domestic or international events, including natural disasters, political unrest, the indirect impact of wars and conflicts, or public health epidemics and pandemics, as well as by several factors in the global financial markets that may be detrimental to our operating results.

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

As a market-maker, we may take ownership of positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. Despite risk mitigation policies and practices, we may incur losses as a result of positions we hold in connection with these activities.

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

We face intense competition and pricing pressures and may not be able to keep pace with technological change. We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our associates and financial advisors, our products and services, pricing (such as execution pricing and fee levels), technology solutions, and location and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See “Item 1 – Business - Competition” of this Form 10-K for additional information about our competitors.

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

We use, develop, and incorporate within our technology platform and services, systems and tools that incorporate AI and machine learning, including generative AI. Although we strive to establish and maintain appropriate governance and risk management processes, ineffective or inadequate AI development or deployment practices by us or third-party vendors could result in unintended consequences, such as AI algorithms that produce inaccurate output or that are based on biased, incomplete, and/or inaccurate datasets. Despite implementing polices and safeguards to prevent unauthorized disclosures, our use of AI may still pose heightened security and privacy risks, which we seek to mitigate by relying on proprietary or “walled-garden” environments to enhance data protection and operational controls and maintain confidentiality. Any of the foregoing may result in harm to our business, results of operations, or reputation. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and limit our ability to develop, deploy, or use AI and machine learning technologies.

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

A continued interruption to our telecommunications or data processing systems, or the failure to effectively update the technology we utilize, could be materially adverse to our business. Our businesses rely extensively on data processing and communications systems, including both third-party and internally developed technology solutions. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies, adapt our applications to emerging industry standards, or keep applications current as it relates to vulnerabilities and security controls.

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

Cyber attack or other security breach of our technology systems, or those of other third parties we rely on, could subject us to significant liability and reputational harm. Our operations rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. There have been numerous highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving the theft, dissemination, and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been numerous highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against our company, our associates, our advisors, or our clients. Additionally, like many large enterprises, we provide secure remote work capabilities, which can introduce potential cyber vulnerabilities as well.

We also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. We also face additional cybersecurity risk related to an increased focus on mobile and cloud technologies and reliance on external service providers. Our reliance on public cloud services introduces cybersecurity risks, including potential data breaches, unauthorized access, and compromised application programming interfaces (APIs) which could impact the confidentiality, integrity, or availability of our systems and data. Cloud-related risks may also arise from misconfiguration, weaknesses in identity and access controls, vulnerabilities in cloud workloads, and failures or outages at cloud service providers. Likewise, our mobile and web-facing technologies expose us to risks such as data leakage, malicious applications, phishing attacks, and network level threats which pose similar risks. We seek to continuously monitor for and nimbly react to malicious cyber activity, and we develop our systems to protect the confidentiality, integrity, and availability of our data and technology infrastructure from misuse, misappropriation, or corruption. We also rely on numerous third-party service providers to conduct aspects of our business operations and face similar risks relating to those third parties, including operational disruptions, security weaknesses, delayed incident notification, and supply chain risks.

Cyber attacks can originate from a variety of sources, including threat actors affiliated with foreign governments, organized crime, or terrorist organizations. Threat actors may also attempt to place individuals within our company or induce associates, clients, or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Cybersecurity incidents among financial services firms are on the rise, and the techniques used in these attacks are increasingly sophisticated, change frequently, and are often not recognized until launched. To date, we have not experienced any cybersecurity incidents that we have determined to be material to our business, financial condition, or results of operations.

We maintain a suite of layered information security controls, including cyber threat analytics, data encryption and monitoring technologies, anti-malware defenses, and vulnerability management programs. However, any one or combination of these controls could fail to detect, mitigate, or remediate these risks in a timely manner. Despite our implementation of protective measures and our efforts to modify them as circumstances warrant, our computer systems, software, and networks may remain vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply-chain attacks, distributed denial-of-service (DDoS) attacks, zero-day vulnerabilities, computer viruses and other malicious code, and other events that could result in significant liability, reputational harm, and ongoing disruption to our operations. In addition, although we maintain cybersecurity insurance as one component of our broader risk-mitigation strategy, coverage is subject to policy terms, exclusions, and limits and may be insufficient to cover all losses, including litigation costs or losses that exceed policy limits or are otherwise excluded.

Notwithstanding the precautions we take, a cyber attack or other information security breach could jeopardize confidential information we maintain and could cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to enhance protective measures, investigate and remediate vulnerabilities or other exposures, or communicate about cyber attacks to our customers and regulators. A technological breakdown could interfere with our ability to comply with financial reporting and other regulatory requirements, potentially resulting in disciplinary action by regulators. In addition, successful cyber attacks at other large financial institutions or market participants, whether or not we are directly affected, could erode confidence in financial institutions generally and in our firm specifically, including perceptions of the effectiveness of our security measures, which could reduce demand for our financial products and services. We maintain incident response, business continuity, and remediation programs designed to mitigate these impacts and to support timely regulatory reporting and recovery.

Given our high transaction volumes, remote-work environment, and the large number of clients, partners, and counterparties we serve, a cyber attack could occur. Such an attack may persist for an extended period without detection. Investigations can require substantial time and resources, and there may be significant delays before we obtain complete and reliable information. During an extended investigation, we may not know the full extent of the harm or the optimal remediation path, and certain errors or malicious actions could be repeated or compounded before they are identified and remediated, which could significantly increase the costs and consequences of such an attack. Our Security Operations Center is designed to contain attacks and to support incident investigation and remediation, but notwithstanding these capabilities, detection or remediation may be delayed in some circumstances.

We may be subject to liability under various data protection and privacy laws. In providing services to clients, we collect, use, store, and transmit sensitive client and associate information, including personal data, and are subject to an evolving matrix of U.S. federal, state, and international privacy and data-protection laws and regulations, including, where applicable, the Gramm-Leach-Bliley Act (GLBA), the EU General Data Protection Regulation (GDPR), and state consumer privacy laws such as the CCPA/CPRA. These laws and regulations are increasing in complexity and may impose obligations related to data security, breach notification, cross-border data transfers, data subject rights, and recordkeeping. If any person, including an associate or a third-party service provider, negligently disregards or intentionally breaches our controls or otherwise mismanages or misappropriates such data, we could incur significant monetary damages, regulatory enforcement actions, fines, and criminal penalties. Unauthorized disclosure of sensitive or confidential client or associate data, whether through system failure, human error, fraud, or third-party compromise, could damage our reputation, cause loss of clients and related revenue, and expose us to substantial liability. Depending on the circumstances giving rise to a breach, this liability may not be subject to contractual limits or exclusions for consequential or indirect damages. Lapses in our cybersecurity or privacy controls, or regulatory findings that our controls are inadequate, could lead to fines, penalties, or other remediation obligations that would compound monetary losses. We maintain a privacy governance framework that includes a designated privacy lead, a documented data inventory and mapping process, privacy impact assessments for high-risk processing, technical controls, such as encryption and data-loss prevention, and contractual requirements for processors and other third parties to meet our security and privacy obligations. Our incident response and escalation procedures incorporate regulatory notification requirements and roles to support timely reporting and cooperation with regulators.

The development and use of AI present risks and challenges that could adversely impact our business, financial condition, and results of operations. We, and our third-party service providers, may develop or incorporate AI technology in certain business processes, products, or services. AI-based technology may produce output that is incorrect, biased, infringes on the intellectual property rights of others, or is otherwise harmful; the complexity of AI can make it challenging to explain why particular outputs occur. In addition, others may use AI to increase the frequency or severity of cybersecurity attacks against us or our service providers, which could adversely affect our business and results of operations.

We seek to maintain an AI risk management framework that provides a centralized inventory of AI technologies, risk-based classification, security guardrails, and operational requirements prior to deployment. These frameworks seek to include documented requirements for ongoing monitoring, technical and security controls for AI-enabled capabilities, access and privilege controls, and controls to protect the confidentiality, integrity, and availability of systems and data used to develop, deploy, and operate AI. The Written Information Security Program (“WISP”) incorporates AI governance and risk management and is subject to periodic independent assessment.

For third-party AI technologies, we seek to require appropriate contractual and assurance measures, including data-handling obligations, intellectual property protections, explainability and validation rights, and incident-notification obligations. AI-related risks are evaluated within our broader cybersecurity, operational resilience, and vendor risk programs. The legal and regulatory environment for AI is evolving and could require changes to our use of AI, limiting our ability to integrate AI or increasing compliance costs. While we maintain policies and governance processes for AI, we cannot guarantee that they will be followed in all cases or that they will prevent all liability or harm arising from AI use.

We also rely on numerous third parties, including service providers that utilize cloud technologies to conduct other aspects of our business operations, and we face similar risks relating to them. While we conduct security assessments on these third-party service providers, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. We also cannot be certain that we will receive timely notification of such cyber attacks or other security breaches. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems.

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

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by regulators and SROs such as FINRA and may be used as the basis for claims for legal liability by plaintiffs in actions against the Company. Through our risk management processes, we seek to address potential conflicts of interest that arise in our business. Management of potential conflicts of interest becomes increasingly complex as our business activities expand. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm. There is a risk that our associates could engage in misconduct, fraudulent, unauthorized, or illegal acts, or noncompliance with firm policies or regulations that adversely affects our business and/or results in substantial liability. For example, our investment banking business often requires that we appropriately manage the use of our institutional clients’ non-public, confidential information. Similarly, many of our associates interact routinely with clients and counterparties and are expected to comply with our policies and procedures to protect both our clients’ confidential information and our own. If confidential information, for example, is improperly used or disclosed by any associate, we could be subject to regulatory action and suffer serious harm to our reputation, financial position, current client relationships, and ability to attract future clients. Additionally, associate misconduct on non-business matters, such as social issues, including the posting of information on social media or other internet forums, could be inconsistent with our policies and values and result in reputational harm to our business due to their employment by us or affiliation with us. It is not always possible to deter or prevent every instance of misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates engage in misconduct, our business could be adversely affected.

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

We have multiple stakeholders, including our shareholders, clients, associates, federal, state, and foreign regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding environmental, social, and governance matters. For example, individual U.S. states are increasingly developing differing, and sometimes conflicting, rules related to environmental, social, and governance matters, while at the federal level, the SEC has recently stopped pursuing rulemaking efforts focused on certain of these matters. In addition, proxy advisory firms and certain institutional investors who manage investments in public companies may integrate environmental, social, and governance factors into their investment analysis. Frameworks for evaluating such matters remain underdeveloped and vary widely, which may lead to misperceptions of our policies and practices. Organizations that provide ratings information to investors on such matters may also assign unfavorable ratings to Stifel. Stakeholders continue to focus on environmental, social, and governance issues in corporate actions, such as the election of directors and approval of executive compensation. Certain of our clients might also require that we implement additional procedures or standards in these areas in order to continue to do business with them. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with environmental, social, and governance issues could damage our reputation, ability to attract and retain clients, associates, and independent advisors, compete effectively, and grow our business.

Regulatory scrutiny of disclosure practices for sustainable and values-based investment strategies has been a focus in recent years, though that focus appears to be moderating following the SEC’s decision to withdraw proposed rulemaking in this area. Nonetheless, we could still face reputational risk if our investment managers are perceived as making inaccurate or misleading statements regarding the investment strategies of our funds and ETFs, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.

LEGAL AND REGULATORY RISKS

Financial services firms are highly regulated and are subject to new and proposed regulations, all of which may increase our risk of financial liability and reputational harm resulting from adverse regulatory actions. Financial services firms operate in an evolving regulatory environment and are subject to extensive supervision and regulation. The laws and regulations governing financial services firms are intended primarily for the protection of our depositors, our clients, the financial system, and the FDIC insurance fund, not our shareholders or creditors. The financial services industry has experienced an extended period of significant change in laws and regulations, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the FDIC, the OCC, the DOL, and the CFPB, in addition to stock exchanges, FINRA, and governmental authorities, such as state attorneys general. Further, final and proposed rules and regulations have been increasingly subjected to legal challenge, which creates uncertainty in planning our compliance and could lead to increased compliance costs. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. Additionally, an increasing number of U.S. states have proposed, or are considering, their own laws and regulations, and as a result, our activities could be subject to overlapping and conflicting regulation. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules, and regulations. Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

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

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength for its subsidiary banks and could require the Company to commit resources to its bank subsidiaries when doing so is not otherwise in the best interests of our company or its shareholders or creditors.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could have a material adverse effect on our business, financial condition, reputation, or results of operations. In particular, the banking regulators have broad enforcement power over bank holding companies and banks, including with respect to unsafe or unsound practices or violations of the law. There is no assurance that regulators will be satisfied with the policies and procedures implemented by our company and its subsidiaries. In addition, from time to time, the Company and its subsidiaries have been or may in the future become subject to additional findings with respect to supervisory, compliance, or other regulatory deficiencies, which could subject us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, onboard new branches or financial advisors, expand into new business lines, pay dividends on our common and preferred stock, and/or engage in share repurchases. See “Item 1, Business – Regulation,” of this Form 10-K for additional information regarding our regulatory environment.

We are exposed to litigation and regulatory investigations and proceedings, which could materially and adversely impact our business operations and prospects. The financial services industry faces significant litigation and regulatory risks. Additionally, our litigation and regulatory risks continue to increase as our business expands internationally. Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify, and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts or noncompliance with firm policies by our associates could also result in substantial liability. We are also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

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

In addition to the SEC, various states might consider adopting laws and regulations that would impose new standards of conduct on broker-dealers that differ from the SEC’s regulations and could lead to additional implementation costs. Implementation of the SEC regulations, as well as any new state rules that are adopted addressing similar matters, has resulted in (and may continue to result in) increased costs related to compliance, legal, operations, and information technology. Furthermore, certain non-U.S. jurisdictions have imposed heightened standards of conduct, which may have similar impacts on our business in those jurisdictions.

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

As a financial holding company, our company’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions. The Company, as a financial holding company, depends on dividends, distributions, and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations and to fund dividend payments and share repurchases. Our subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to our company. If our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is otherwise not available, the Company may not be able to make dividend payments to its shareholders, repurchase its shares, or make principal and interest payments on its outstanding debt. Our broker-dealer and bank subsidiaries are limited in their ability to lend or transact with affiliates, are subject to minimum regulatory capital and other requirements, and, in the case of our broker-dealer subsidiaries, have limitations on their ability to use funds deposited with them in brokerage accounts to fund their businesses. These requirements and limitations may hinder our company’s ability to access funds from its subsidiaries. Federal regulators, including the Federal Reserve and the SEC (through FINRA), have the authority and, under certain circumstances, the obligation to limit or prohibit dividend payments and share repurchases by the banking organizations they supervise, including our company and its bank subsidiaries.

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

The WISP is our enterprise program for managing information security and cybersecurity risk and is designed to operate in alignment with applicable regulatory requirements and industry standards. The WISP deploys layered technical, administrative, and operational controls to identify, protect, detect, respond to, and recover from cybersecurity incidents. These controls are monitored by internal subject-matter experts, periodically supplemented by independent third-party assessors, and operated through a Security Operations Center designed to integrate detection, response, and recovery capabilities. The WISP includes our Incident Response program and our Security Incident Response Plan (“SIRP”), which provide documented procedures for managing incidents, including handling high-severity events, conducting forensic investigation, coordinating cross-functional response, and supporting regulatory and stakeholder notification. We perform independent third-party penetration testing at least annually for critical systems, run tabletop exercises for technical teams and senior management at least annually, and perform vulnerability scanning with risk-based remediation service-level objectives for critical findings. Associates receive annual cybersecurity awareness training and participate in regular phishing simulation campaigns to maintain awareness. The WISP is reviewed and updated at least annually and when warranted by material changes to business operations, technology, threats, or regulatory requirements.

Our cybersecurity program includes baseline “security hygiene” practices intended to reduce avoidable incidents and maintain operational readiness, including timely patching, enforcement of least privilege, secure configuration standards, and logging, monitoring, and alerting for critical systems and user activity. We also maintain programs and controls intended to detect and respond to emerging threats, including vulnerability management practices, threat intelligence, and escalation processes. We enforce multifactor authentication for remote and privileged access and maintain privileged access management controls for administrative accounts.

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

Cybersecurity risks related to third parties are managed as part of our procurement, vendor risk, and contracting processes, including risk-based due diligence, ongoing monitoring, and reassessment of third parties based on risk and criticality. Our program sets guidelines for identifying, measuring, monitoring, and reporting the risks associated with third parties through the life cycle of the relationships, which includes planning, due diligence and third-party selection, contracting, ongoing monitoring, and termination. Our program includes the identification of third parties with risks related to information security. Third parties that access, process, collect, share, create, store, transmit, or destroy our information or have access to our systems may have additional security requirements, depending on the levels of risk, such as enhanced risk assessments and monitoring, and additional contractual controls. Where appropriate, the Company seeks to incorporate contractual language with third-party service providers that addresses security requirements, incident notification expectations, and data handling obligations. In addition, our information security program includes controls intended to help manage technology supply chain risk, including requirements and controls for higher-risk vendors and external dependencies.

We also face cybersecurity risks related to our use of cloud technologies and external service providers. Our program includes cloud security requirements and practices intended to help manage risks, as well as risk-based assurance practices for cloud service providers. Our program also includes security requirements for cloud-native technologies, including controls intended to help manage vulnerabilities, secure configuration, segmentation, and secrets management.

The development and use of AI presents risks and challenges that are addressed through governance and risk management practices. We, or our third-party service providers, may develop or incorporate AI technology in certain business processes, products, or services. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI, and increase our compliance costs and the risk of non-compliance. In addition, AI may produce output or take action that is incorrect, infringe on the intellectual property rights of others, or is otherwise harmful, and the complexity of AI may make it challenging to understand why they generate particular outputs. We maintain governance and security requirements intended to encourage responsible use of AI while protecting Company and client data and supporting compliance with applicable legal and regulatory requirements. These requirements include governance oversight for AI use cases, an inventory of AI usage, and security requirements intended to help protect confidentiality, integrity, and availability of systems and data used to develop, deploy, and operate AI-enabled capabilities. We also evaluate AI-related risks and incident considerations as part of our broader cybersecurity and operational resilience practices.

While we do not believe that our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity incidents to date, cybersecurity threats are pervasive, and, similar to other global financial services firms, we, as well as our clients, associates, regulators, service providers, and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. See Item 1A – Risk Factors of this Form 10-K for additional information on cybersecurity risks.

Cybersecurity Governance

Under our information security framework, our Board and our Risk Management Committee are primarily responsible for overseeing and governing the development, implementation, and maintenance of our WISP, with the Board designating our Risk Management Committee to provide oversight and governance of technology and cybersecurity risks. Our Board receives periodic updates on cybersecurity from our Chief Information Security Officer (“CISO”) or their designee. Our Risk Management Committee receives reports on cybersecurity at least four times a year, with ad hoc updates as needed. In addition, our Risk Management Committee annually approves our WISP.

Our Operational Risk Committee (“ORC”) provides oversight and governance for our information security risk management activities, including those related to cybersecurity. This includes efforts to identify, measure, manage, monitor, and report information security risks associated with our information and information systems. The ORC escalates risks to the Risk Management Committee or our Board based on the escalation criteria provided in our information security framework. Members of management with cybersecurity oversight responsibilities are informed about cybersecurity risks and incidents through several channels, including periodic and annual reports, with the annual report also provided to our Risk Management Committee and the ORC.

Our CISO leads the cybersecurity strategy across the Company and is responsible for providing updates to governance committees and management on the WISP and other information security and cybersecurity matters, as well as ad hoc updates as needed. The CISO’s responsibilities include overseeing the identification, analysis, and escalation of security threats and alerts, and ensuring that security alerts and incidents are appropriately escalated and communicated to designated management and governance forums, consistent with our incident response and escalation procedures. Strategy and program status is reported to the ORC and the Board on a periodic basis, and the Board schedules special sessions dedicated to Information Security, as needed. The CISO has been with the Company since 2023 and has over 29 years of information technology and cybersecurity experience.

ITEM 2. PROPERTIES

We operate our business from our principal location in St. Louis, Missouri, in approximately 471,000 square feet of office space that we own. Our owned location and principal leases, identified below, support more than one of our business segments.

We lease the premises we occupy in other U.S. and foreign locations, including private client branch office operations. Our leases contain various expiration dates through fiscal year 2039. Our principal leases are in the following locations:

•
We occupy leased space in major metropolitan areas throughout the U.S. which is used to provide services across our various businesses or in certain cases to provide corporate services outside of our principal location in St. Louis, Missouri, including approximately 287,000 square feet in New York City, 72,000 square feet in San Francisco, and 61,000 square feet in Baltimore;
•
We occupy leased space of approximately 25,000 square feet in Toronto along with other office locations in Canada; and
•
We occupy leased space of approximately 42,000 square feet in London, along with other office locations in Europe.

We regularly monitor the facilities we own or occupy to ensure that they meet our needs. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized. To the extent that they do not meet our needs, we will expand, contract, or relocate, as necessary. See Notes 2 and 20 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

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

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of December 31, 2025, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

The accrued liability and estimated range of possible loss are based upon currently available information and subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible loss are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

CFTC Investigation of Communications Recordkeeping

The Company has been contacted by the Commodity Futures Trading Commission (the “CFTC”) in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. In August 2024, the CFTC provided the Company with a settlement offer, which the Company declined to accept, and the matter has been dormant since that time. Based upon currently available information, including the absence of any activity for the past eighteen months, the Company has no reason to believe the matter will proceed further.

FINRA Arbitration Matters

On March 12, 2025, a three-person FINRA arbitration panel entered an award in a customer arbitration against the Company’s brokerage subsidiary, Stifel, in the amount of $132.5 million, consisting of $26.5 million in compensatory damages, $79.5 million in punitive damages, and $26.5 million in attorneys’ fees and costs. The arbitration involved claims by four family members arising out of their investments, principally in structured notes, through a now former Stifel private wealth advisor. The Company believes the award is legally defective and excessive in amount and has filed a petition seeking to have the award vacated. The petition was assigned to a magistrate judge for an initial report and recommendation. On February 6, 2026, the magistrate judge issued his report and recommended denying the petition. The Company intends to object to the report and recommend and seek further review, if necessary, although the Company can provide no assurance that its efforts will be successful. Based upon the terms of the magistrate’s report and recommendation, prejudgment interest has increased the amount of the award to approximately $143.5 million as of the present time.

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

Cash Sweeps Litigation

Beginning in March 2025, the Company and certain of its affiliates were named as defendants in multiple putative class actions pending in the federal district court for the Eastern District of Missouri. The class action claims have been brought on behalf of customers who had cash deposits or balances in the Stifel Insured Bank Deposit Program or the Stifel Insured Bank Deposit Program for Retirement Accounts, alleging various contractual, fiduciary, and statutory claims based on the allegation that the Company failed to pay a reasonable rate of interest on its cash sweep products. Together, the complaints seek unspecified compensatory damages, equitable relief, and treble damages. The cases are at an early stage with the parties waiting for the court to appoint lead plaintiffs. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

401(k) Plan Litigation

On July 4, 2025 (Dell Complaint) and February 20, 2026 (Striplin Complaint), the Company, the Board, and its investment committee and respective members (together, the “Company Defendants”) were sued in two separate putative class actions related to the administration of the Company’s 401(k) Plan (the “Plan”) pending in federal district court for the Eastern District of Missouri. The complaints are brought on behalf of the Plan and current and former employees that are members of the Plan alleging fiduciary violations of the Employee Retirement Income Security Act (ERISA).

The Dell Complaint alleges the Company Defendants breached their fiduciary duties by causing the Plan to pay excessive recordkeeping and administrative service fees and by failing to prudently monitor and remove one of the Plan’s investment options. The Striplin Complaint alleges the Company Defendants breached their fiduciary duties by failing to prudently monitor and remove two of the Plan’s investment options. The Striplin Complaint was filed on February 20, 2026. The Company Defendants’ investigation of these allegations is in process.

Prior to the filing of the Dell Complaint, the Company identified a change in the market pricing of certain record keeping and administrative fees and a potential underperformance with certain Plan investments. The Company calculated restorative payments, funded the Plan on March 31, 2025, notified the Department of Labor through its Voluntary Fiduciary Correction Program, and on August 4, 2025, received a no-action letter from the Department of Labor. The Company Defendants filed a motion to dismiss the Dell Complaint.

Together, the Dell and Striplin Complaints seek unspecified compensatory damages, equitable relief, and plan reformation. The cases are at an early stage, and while there can be no assurance that we will be successful, the Company Defendants intend to vigorously defend these cases.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “SF.” On January 26, 2026, our Board declared a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on February 26, 2026, to shareholders of record as of February 12, 2026. Trading will begin on a split-adjusted basis on February 27, 2026. On January 30, 2026, the Company had approximately 103.2 million shares outstanding. After the split, the Company will have approximately 154.8 million shares outstanding.

The closing sale price of our common stock as reported on the New York Stock Exchange on January 30, 2026, was $123.30. As of that date, our common stock was held by approximately 152,000 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock.

	2025		2024
	High	Low	High	Low
First quarter	$120.64	$90.44	$78.33	$67.61
Second quarter	$104.91	$73.27	$84.25	$73.51
Third quarter	$117.49	$103.22	$94.18	$76.64
Fourth quarter	$133.08	$106.96	$119.12	$92.18

Cash dividends per share of common stock paid during the year are presented below. The dividends were declared during the quarter of payment.

	Fiscal Year 2025	Fiscal Year 2024
First quarter	$0.46	$0.42
Second quarter	$0.46	$0.42
Third quarter	$0.46	$0.42
Fourth quarter	$0.46	$0.42

On January 26, 2026, the Board of Directors approved an 11% increase in the quarterly dividend to $0.51 per common share starting in the first quarter of 2026. On a split-adjusted basis, the quarterly dividend will be $0.34 per common share.

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

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2025. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 - 31, 2025	109,732	$112.94	109,732	7,831,347
November 1 - 30, 2025	208,881	118.35	208,881	7,622,466
December 1 - 31, 2025	—	—	—	7,622,466
	318,613	$116.48	318,613

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2025, the maximum number of shares that may yet be purchased under this plan was 7.6 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the NYSE ARCA Securities Broker Dealer Index for the five-year period ended December 31, 2025. The NYSE ARCA Securities Broker Dealer Index consists of eighteen firms in the brokerage sector. The Broker-Dealer Index includes our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2020, in our common stock, the Peer Group Index, the S&P 500 Index, and the NYSE ARCA Securities Broker Dealer Index, with reinvestment of dividends.

	2021	2022	2023	2024	2025
Stifel Financial Corp.	$141	$120	$144	$226	$271
Peer Group	$142	$120	$133	$173	$181
S&P 500 Index	$129	$105	$133	$166	$196
NYSE ARCA Securities Broker-Dealer Index	$129	$119	$148	$213	$272

Assumes $100 invested on December 31, 2020 in
Stifel Financial Corp. common stock,
Peer Group, S&P 500 Index, and NYSE ARCA Securities Broker-Dealer Index
Stifel Financial Corp.(growth of 171.1% & 22.1% CAGR*)
Peer Group(growth of 80.6% & 12.6% CAGR*)
S&P 500 Index(growth of 96.0% & 14.4% CAGR*)
NYSE ARCA Securities Broker/Dealer Index(growth of 171.5% & 22.1% CAGR*)
Dollars
$275
$250
$225
$200
$175
$150
$125
$100
2020
2021
2022
2023
2024
2025

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2025.

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

We plan to maintain our focus on revenue growth with a continued appreciation for the development of quality client relationships. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our capital markets business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we will continue to seek out opportunities that allow us to take advantage of consolidation, whereby allowing us to increase market share in our private client and institutional group businesses.

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

On April 7, 2025, the Company acquired a portion of B. Riley Financial, Inc.’s traditional wealth management business, a deal that added 36 advisors with approximately $4 billion in assets under management. Consideration for this transaction consisted of cash from operations.

On June 2, 2025, the Company acquired Bryan, Garnier & Co. (“Bryan Garnier”), an independent full-service investment bank focused on European technology and healthcare companies. Bryan Garnier’s product suite includes mergers & acquisitions advisory, private and public growth financing solutions, and institutional sales and execution. Bryan Garnier is headquartered in Europe with offices in Paris, London, Amsterdam, Munich, Oslo, Stockholm, and New York. Consideration for this transaction consisted of cash from operations.

On January 26, 2026, our Board declared a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on February 26, 2026, to shareholders of record as of February 12, 2026. Trading will begin on a split-adjusted basis on February 27, 2026. On January 30, 2026, the Company had approximately 103.2 million shares outstanding. After the split, the Company will have approximately 154.8 million shares outstanding.

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC, a wholly owned subsidiary and independent contractor broker-dealer, to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc.

Results for the Year Ended December 31, 2025

For the year ended December 31, 2025, net revenues increased 11.3% to a record $5.53 billion compared to $4.97 billion during the comparable period in 2024. Net income available to common shareholders for the year ended December 31, 2025, decreased 6.9% to $646.5 million, or $5.87 per diluted common share, compared to $694.1 million, or $6.25 per diluted common share, in 2024. Net income available to common shareholders for the year ended December 31, 2025, was negatively impacted by elevated provisions for legal matters of $1.16 per diluted common share (after-tax) related to a FINRA Arbitration Panel decision in the first quarter.

Our revenue growth for the year ended December 31, 2025, was primarily attributable to higher investment banking revenues, asset management revenues, transactional revenues, and net interest income. For the year ended December 31, 2025, our Global Wealth Management segment posted record net revenues, with our Institutional Group segment posting its second highest net revenues.

We remain well-positioned entering fiscal 2026, with nearly $552 billion of client assets under administration, strong activity levels for financial advisory recruiting, a significant interest rate-sensitive asset base at our bank subsidiaries, and a strong investment banking pipeline. We expect wealth management revenues to grow as investors continue to redeploy cash into the markets and client assets grow through recruiting and market appreciation. Institutional revenues are expected to benefit from increased investment banking activity as well as continued growth in transactional revenues, particularly in the fixed income business.

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

Overall, 2026 is expected to be a year of continued economic growth, stable interest rates, and opportunities in credit markets. The U.S. economy is expected to continue its robust growth trajectory, potentially accelerating above 3% supported by tax cuts, AI spending, and deregulation. Risks to inflation are seen as more on the upside than the downside, with the Federal Reserve likely to maintain a ‘hold’ stance on interest rates after the December 2025 rate cut. Longer-dated bond yields are expected to trade in a range, reflecting what are considered normal levels of interest rates. Global credit markets are expected to continue outperforming, driven by a focus on carry (yield) rather than capital gains. Corporate bonds are likely to outperform government bonds and cash. For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Item 1A – Risk Factors” of this Form 10-K.

New Tax Legislation

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law in the U.S., which includes a broad range of tax reform provisions. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation, and repeal of non-U.S. corporations’ fiscal year-end. Some impacts of the OBBBA will not be realized until 2026 and forward, such as revisions to the international tax framework.

The Company elected to expense its domestic research and development expenditures and take 100% bonus depreciation for qualified assets for U.S. tax purposes. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

Interest Rate Environment

During the fourth quarter of 2025, the Federal Reserve announced a 25-basis-point reduction in the federal funds rate target range to 3.50% to 3.75%, as the labor market shows signs of softening while acknowledging inflation and economic outlook uncertainty remain somewhat elevated. In addition, the Federal Reserve ended the balance sheet reduction program, which began in 2022, effective December 1, 2025.

During the January meeting, the Federal Reserve voted to hold the target range for the federal funds rate at 3.50% to 3.75%. The Federal Reserve noted that it will continue to monitor economic data and adjust its stance on monetary policy if risks emerge that could negatively impact the attainment of its goal of maximum employment and inflation at 2% over the long term.

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

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025	2024	2023
Revenues:
Commissions	$813,618	$756,024	$673,597	7.6%	12.2%	14.7%	15.2%	15.5%
Principal transactions	645,337	604,564	490,440	6.7	23.3	11.7	12.2	11.3
Investment banking	1,250,741	994,831	731,255	25.7	36.0	22.6	20.0	16.8
Asset management	1,700,345	1,536,674	1,299,496	10.7	18.3	30.7	30.9	29.9
Interest	1,903,569	2,016,464	1,955,745	(5.6)	3.1	34.4	40.6	45.0
Other income	33,923	43,129	8,747	(21.3)	393.1	0.7	0.8	0.1
Total revenues	6,347,533	5,951,686	5,159,280	6.7	15.4	114.8	119.7	118.6
Interest expense	817,803	981,366	810,336	(16.7)	21.1	14.8	19.7	18.6
Net revenues	5,529,730	4,970,320	4,348,944	11.3	14.3	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	3,272,130	2,916,229	2,554,581	12.2	14.2	59.2	58.7	58.7
Occupancy and equipment rental	382,287	362,402	339,322	5.5	6.8	6.9	7.3	7.8
Communication and office supplies	196,314	194,382	184,652	1.0	5.3	3.6	3.9	4.3
Commissions and floor brokerage	66,176	62,823	58,344	5.3	7.7	1.2	1.3	1.3
Provision for credit losses	38,404	25,402	24,999	51.2	1.6	0.7	0.5	0.6
Other operating expenses	703,280	480,638	480,354	46.3	0.1	12.6	9.6	11.1
Total non-interest expenses	4,658,591	4,041,876	3,642,252	15.3	11.0	84.2	81.3	83.8
Income before income taxes	871,139	928,444	706,692	(6.2)	31.4	15.8	18.7	16.2
Provision for income taxes	187,360	197,065	184,156	(4.9)	7.0	3.4	4.0	4.2
Net income	683,779	731,379	522,536	(6.5)	40.0	12.4	14.7	12.0
Preferred dividends	37,281	37,281	37,281	—	—	0.7	0.7	0.8
Net income available to common shareholders	$646,498	$694,098	$485,255	(6.9)%	43.0%	11.7%	14.0%	11.2%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Commissions	$813,618	$756,024	$673,597	7.6%	12.2%
Principal transactions	645,337	604,564	490,440	6.7	23.3
Transactional revenues	1,458,955	1,360,588	1,164,037	7.2	16.9
Capital raising	528,708	417,399	265,667	26.7	57.1
Advisory	722,033	577,432	465,588	25.0	24.0
Investment banking	1,250,741	994,831	731,255	25.7	36.0
Asset management	1,700,345	1,536,674	1,299,496	10.7	18.3
Net interest	1,085,766	1,035,098	1,145,409	4.9	(9.6)
Other income	33,923	43,129	8,747	(21.3)	393.1
Total net revenues	$5,529,730	$4,970,320	$4,348,944	11.3%	14.3%

Year Ended December 31, 2025, Compared With Year Ended December 31, 2024

For the year ended December 31, 2025, net revenues increased 11.3% to a record $5.53 billion from $4.97 billion in 2024. The increase was primarily attributable to higher investment banking, asset management, transactional revenues, and net interest income.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2025, commission revenues increased 7.6% to $813.6 million from $756.0 million in 2024. The increase is primarily attributable to higher volumes due to increased market volatility over the comparable period in 2024.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the year ended December 31, 2025, principal transactions revenues increased 6.7% to $645.3 million from $604.6 million in 2024. The increase is primarily attributable to higher realized trading gains and increased client activity over the comparable period in 2024.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2025, investment banking revenues increased 25.7% to $1.3 billion from $994.8 million in 2024.

For the year ended December 31, 2025, capital-raising revenues increased 26.7% to $528.7 million from $417.4 million in 2024. For the year ended December 31, 2025, equity capital-raising revenues increased 41.4% to $280.7 million from $198.5 million in 2024 driven by higher volumes during 2025. For the year ended December 31, 2025, fixed income capital-raising revenues increased 13.3% to $248.0 million from $218.9 million in 2024 driven by higher bond issuances reflecting a more favorable financing environment during 2025.

For the year ended December 31, 2025, advisory revenues increased 25.0% to $722.0 million from $577.4 million in 2024. The increase is primarily attributable to higher levels of completed advisory transactions during 2025 with continued growth in depository advisory transactions.

Asset management – Asset management revenues include fees for asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management revenues are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the year ended December 31, 2025, asset management revenues increased 10.7% to a record $1.70 billion from $1.54 billion in 2024. The increase is primarily attributable to market appreciation leading to higher asset values due to improved market conditions and net new asset growth. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2025, other income decreased 21.3% to $33.9 million from $43.1 million during 2024. The decrease is primarily attributable to reduced lease income generated from our aircraft engine leasing business due to the sale of engines, lower investment gains, and a decrease in mortgage loan origination fees from the comparable period in 2024.

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

For the year ended December 31, 2024, net revenues increased 14.3% to $4.97 billion from $4.35 billion in 2023. The increase was primarily attributable to higher investment banking, asset management, and transactional revenues, partially offset by lower net interest income.

Commissions – For the year ended December 31, 2024, commission revenues increased 12.2% to $756.0 million from $673.6 million in 2023.

Principal transactions – For the year ended December 31, 2024, principal transactions revenues increased 23.3% to $604.6 million from $490.4 million in 2023.

Investment banking – For the year ended December 31, 2024, investment banking revenues increased 36.0% to $994.8 million from $731.3 million in 2023.

For the year ended December 31, 2024, capital-raising revenues increased 57.1% to $417.4 million from $265.7 million in 2023. For the year ended December 31, 2024, equity capital-raising revenues increased 73.2% to $198.5 million from $114.6 million in 2023 driven by higher volumes during 2024. For the year ended December 31, 2024, fixed income capital-raising revenues increased 44.9% to $218.9 million from $151.1 million in 2023 driven by higher bond issuances during 2024.

For the year ended December 31, 2024, advisory revenues increased 24.0% to $577.4 million from $465.6 million in 2023. The increase is primarily attributable to higher levels of completed advisory transactions during 2024.

Asset management – For the year ended December 31, 2024, asset management revenues increased 18.3% to $1.54 billion from $1.30 billion in 2023. The increase is primarily attributable to market appreciation leading to higher asset values and net cash inflows primarily as a result of our recruiting efforts. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – For the year ended December 31, 2024, other income increased 393.1% to $43.1 million from $8.7 million in 2023. The increase is primarily attributable to higher investment gains over the comparable period in 2023.

NET INTEREST INCOME

I. Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,252,703	$94,179	4.18%	$3,126,654	$164,110	5.25%	$2,394,404	$123,363	5.15%
Financial instruments owned	1,347,543	33,007	2.45	1,126,934	25,001	2.22	895,020	16,726	1.87
Margin balances	866,477	59,324	6.85	698,487	55,156	7.90	786,264	61,138	7.78
Investments:
Asset-backed securities	6,591,048	397,304	6.03	6,210,508	442,176	7.12	6,143,333	428,664	6.98
Mortgage-backed securities	1,140,980	37,092	3.25	993,619	26,368	2.65	963,414	21,355	2.22
Corporate fixed income securities	453,374	12,336	2.72	564,101	15,469	2.74	624,079	17,060	2.73
Other	4,773	122	2.55	4,740	120	2.55	4,709	120	2.55
Total investments	8,190,175	446,854	5.46	7,772,968	484,133	6.23	7,735,535	467,199	6.04
Loans:
Residential real estate	8,896,581	347,303	3.90	8,268,123	291,376	3.52	7,731,478	241,730	3.13
Commercial and industrial	3,977,009	287,446	7.23	3,734,097	323,531	8.66	4,491,531	378,277	8.42
Fund banking	3,860,296	267,804	6.94	3,458,175	273,907	7.92	4,256,903	323,120	7.59
Securities-based loans	2,513,202	153,195	6.10	2,292,176	162,161	7.07	2,440,912	170,699	6.99
Construction and land	1,208,737	88,395	7.31	1,176,660	96,929	8.24	770,563	63,134	8.19
Commercial real estate	451,642	33,890	7.50	612,374	44,658	7.29	670,556	49,715	7.41
Loans held for sale	497,295	39,904	8.02	486,261	41,071	8.45	210,446	13,628	6.48
Other	254,659	17,863	7.01	211,733	16,415	7.75	166,245	12,705	7.64
Total loans	21,659,421	1,235,800	5.71	20,239,599	1,250,048	6.18	20,738,634	1,253,008	6.04
Other interest-earning assets	997,251	34,405	3.45	838,928	38,016	4.53	764,679	34,311	4.49
Total interest-earning assets/interest income	$35,313,570	$1,903,569	5.39%	$33,803,570	$2,016,464	5.97%	$33,314,536	$1,955,745	5.87%
Interest-bearing liabilities:
Short-term borrowings	$1,874	$96	5.14%	$404	$26	6.44%	$2,412	$144	5.97%
Stock loan	381,779	(6,578)	(1.72)	253,467	(7,203)	(2.84)	147,904	(8,028)	(5.43)
Senior notes	617,000	28,524	4.62	905,733	40,349	4.45	1,115,052	50,025	4.49
Stifel Capital Trusts	58,712	3,713	6.32	60,000	4,408	7.35	60,000	4,363	7.27
Deposits:
Money market	25,544,354	639,991	2.51	25,581,967	814,527	3.18	24,967,085	632,251	2.53
Demand deposits	2,868,142	89,287	3.11	1,913,841	67,920	3.55	2,297,253	92,527	4.03
Time deposits	211,772	8,924	4.21	114,681	5,995	5.23	2,535	75	2.95
Savings	10,999	113	1.03	1,235	11	0.88	556	4	0.72
Total deposits	28,635,267	738,315	2.58	27,611,724	888,453	3.22	27,267,429	724,857	2.66
Federal Home Loan Bank advances	823	38	4.60	1	—	2.15	1,371	68	4.99
Other interest-bearing liabilities	1,142,270	53,695	4.70	1,065,202	55,333	5.19	1,027,985	38,907	3.78
Total interest-bearing liabilities/interest expense	$30,837,725	817,803	2.65%	$29,896,531	981,366	3.28%	$29,622,153	810,336	2.74%
Net interest income/margin		$1,085,766	3.07%		$1,035,098	3.06%		$1,145,409	3.44%

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024			Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(40,470)	$(29,461)	$(69,931)	$38,393	$2,354	$40,747
Financial instruments owned	5,227	2,779	8,006	4,805	3,470	8,275
Margin balances	9,321	(5,153)	4,168	(6,948)	966	(5,982)
Investments:
Asset-backed securities	29,858	(74,730)	(44,872)	4,721	8,791	13,512
Mortgage-backed securities	4,260	6,464	10,724	688	4,325	5,013
Corporate fixed income securities	(3,014)	(119)	(3,133)	(1,645)	54	(1,591)
Other	1	1	2	—	—	—
Loans:
Residential real estate	23,135	32,792	55,927	17,532	32,114	49,646
Commercial and industrial	23,300	(59,385)	(36,085)	(66,003)	11,257	(54,746)
Fund banking	90,438	(96,541)	(6,103)	(64,059)	14,846	(49,213)
Securities-based loans	20,610	(29,576)	(8,966)	(10,551)	2,013	(8,538)
Construction and land	2,737	(11,271)	(8,534)	33,451	344	33,795
Commercial real estate	(12,102)	1,334	(10,768)	(4,254)	(803)	(5,057)
Loans held for sale	971	(2,138)	(1,167)	22,273	5,170	27,443
Other	3,097	(1,649)	1,448	3,782	(72)	3,710
Other interest-earning assets	13,646	(17,257)	(3,611)	3,361	344	3,705
	$171,015	$(283,910)	$(112,895)	$(24,454)	$85,173	$60,719
Interest expense:
Short-term borrowings	$74	$(4)	$70	$(126)	$8	$(118)
Stock loan	2,809	(2,184)	625	2,483	(1,658)	825
Senior notes	(13,414)	1,589	(11,825)	(9,327)	(349)	(9,676)
Stifel Capital Trusts	(93)	(602)	(695)	—	45	45
Deposits:
Money market	(1,196)	(173,340)	(174,536)	15,921	166,355	182,276
Demand deposits	28,349	(6,982)	21,367	(14,371)	(10,236)	(24,607)
Time deposits	3,799	(870)	2,929	5,819	101	5,920
Savings	100	2	102	6	1	7
Federal Home Loan Bank advances	29	9	38	(44)	(24)	(68)
Other interest-bearing liabilities	5,215	(6,853)	(1,638)	1,455	14,971	16,426
	$25,672	$(189,235)	$(163,563)	$1,816	$169,214	$171,030

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

Year Ended December 31, 2025, Compared With Year Ended December 31, 2024

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2025, net interest income increased 4.9% to $1.09 billion from $1.04 billion in 2024.

For the year ended December 31, 2025, interest revenue decreased 5.6% to $1.90 billion from $2.02 billion in 2024, principally as a result of lower interest rates, partially offset by an increase in interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $31.2 billion during the year ended December 31, 2025, compared to $30.1 billion in 2024 at average interest rates of 5.59% and 6.14%, respectively.

For the year ended December 31, 2025, interest expense decreased 16.7% to $817.8 million from $981.4 million in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $28.8 billion during the year ended December 31, 2025, compared to $27.7 billion in 2024 at average interest rates of 2.59% and 3.23%, respectively.

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

Net interest income – For the year ended December 31, 2024, net interest income decreased 9.6% to $1.0 billion from $1.1 billion in 2023.

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

II. Investment in Debt Securities

The maturities and related weighted-average yields of our debt securities not carried at fair value at December 31, 2025, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Asset-backed securities	$—	$157,770	$1,494,530	$4,896,754	$6,549,054
Weighted-average yield (1)	0.00%	5.95%	5.99%	5.71%	5.78%
(1)
The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

III. Loan Portfolio

The following table presents the maturities of each major loan category in Stifel Bancorp’s loan portfolio held for investment for the periods indicated (in thousands):

	Within 1 Year	1-5 Years	5-15 years	Over 15 Years	Total
Residential real estate	$128	$1,286	$602,778	$8,650,747	$9,254,939
Commercial and industrial	748,406	2,394,279	979,511	12,895	4,135,091
Fund banking	3,301,306	780,597	14,746	—	4,096,649
Securities-based loans	2,578,835	93,596	—	—	2,672,431
Construction and land	608,167	606,283	—	—	1,214,450
Commercial real estate	126,843	296,109	522	—	423,474
Home equity lines of credit	23,944	28,069	173,101	82	225,196
Other	44,533	—	—	—	44,533
	$7,432,162	$4,200,219	$1,770,658	$8,663,724	$22,066,763

The sensitivity of loans with maturities in excess of one year at December 31, 2025, is as follows (in thousands):

Variable or adjusted-rate loans
Residential real estate	$7,440,990
Commercial and industrial	3,146,260
Fund banking	795,343
Securities-based loans	81,500
Construction and land	606,283
Commercial real estate	283,534
Home equity lines of credit	201,252
Other	—
$12,555,162

Fixed-rate loans
Residential real estate	$1,813,821
Commercial and industrial	240,425
Fund banking	—
Securities-based loans	12,096
Construction and land	—
Commercial real estate	13,097
Home equity lines of credit	—
Other	—
$2,079,439

The following table presents the Company’s credit ratios, as well as the component of the ratio’s calculation, for the periods indicated (in thousands, except percentages):

	As of and for the year ending December 31,
	2025	2024	2023
Allowance for credit losses to total loans outstanding	0.73%	0.81%	0.83%
Allowance for credit losses	$160,911	$170,044	$161,605
Loans held for investment	$22,066,763	$20,879,745	$19,441,467
Nonaccrual loans to total loans outstanding	0.57%	0.77%	0.22%
Nonaccrual loans	$125,159	$160,900	$42,366
Loans held for investment	$22,066,763	$20,879,745	$19,441,467
Allowance for credit losses to nonaccrual loans	1.29x	1.06x	3.83x
Allowance for credit losses	$160,911	$170,044	$161,605
Nonaccrual loans	$125,159	$160,900	$42,366

The following table presents net charge-offs to average loans outstanding by major loan category for the year ended December 31, 2025 (in thousands, except percentages):

Residential real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$8,896,581
Commercial and industrial	1.22%
Net charge-off during the period	$48,326
Average amount outstanding	$3,977,009
Fund banking	0.00%
Net charge-off during the period	$—
Average amount outstanding	$3,860,296
Securities-based loans	0.00%
Net charge-off during the period	$—
Average amount outstanding	$2,513,202
Construction and land	0.00%
Net charge-off during the period	$—
Average amount outstanding	$1,208,737
Commercial real estate	0.00%
Net charge-off during the period	$—
Average amount outstanding	$451,642
Home equity lines of credit	0.00%
Net charge-off during the period	$—
Average amount outstanding	$210,087
Other	0.00%
Net charge-off during the period	$—
Average amount outstanding	$44,572
Total loans held for investment	0.23%
Net charge-off during the period	$48,326
Average amount outstanding	$21,162,126

Allocation of the Allowance for Credit Losses

The following is a breakdown of the allowance for credit losses by each major loan category at December 31, 2025 and 2024 (in thousands, except rates):

	December 31, 2025		December 31, 2024
	Balance	Percent (1)	Balance	Percent (1)
Commercial and industrial	$92,612	18.7%	$92,698	19.5%
Residential real estate	11,264	41.9	11,061	41.0
Construction and land	10,567	5.5	12,866	5.9
Fund banking	8,193	18.6	10,792	18.5
Commercial real estate	5,650	1.9	8,057	2.5
Securities-based loans	3,254	12.1	2,917	11.4
Home equity lines of credit	134	1.0	317	0.9
Other	571	0.3	600	0.3
	$132,245	100.0%	$139,308	100.0%
(1)
Loan category as a percentage of total loan portfolio.

When principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is generally discontinued (“nonaccrual status”) and any accrued and unpaid interest income is reversed.

Please refer to the section entitled “Critical Accounting Policies and Estimates” herein regarding our policies for establishing credit loss reserves, including placing loans on nonaccrual status.

IV. Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	December 31, 2025		December 31, 2024		December 31, 2023
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Non-interest bearing demand deposits	$466,150	*	$372,601	*	$382,686	*
Interest-bearing demand deposits	2,868,142	3.11%	1,913,841	3.55%	2,297,253	4.03%
Money market and savings deposits	25,555,353	2.50%	25,583,202	3.18%	24,967,641	2.53%
Time deposits	211,772	4.21%	114,681	5.23%	2,535	2.95%
Other	129,670	5.55%	82,316	7.16%	20,447	8.77%

* Not applicable.

As of December 31, 2025 and 2024, we estimate that approximately $4.9 billion and $5.4 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on methodologies and assumptions used by our company in accordance with regulatory reporting requirements. At December 31, 2025, there were no time deposits that exceeded the FDIC-insured limit.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Non-interest expenses:
Compensation and benefits	$3,272,130	$2,916,229	$2,554,581	12.2%	14.2%
Occupancy and equipment rental	382,287	362,402	339,322	5.5	6.8
Communications and office supplies	196,314	194,382	184,652	1.0	5.3
Commissions and floor brokerage	66,176	62,823	58,344	5.3	7.7
Provision for credit losses	38,404	25,402	24,999	51.2	1.6
Other operating expenses	703,280	480,638	480,354	46.3	0.1
Total non-interest expenses	$4,658,591	$4,041,876	$3,642,252	15.3%	11.0%

Year Ended December 31, 2025, Compared With Year Ended December 31, 2024

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

For the year ended December 31, 2025, compensation and benefits expense increased 12.2% to $3.27 billion from $2.92 billion in 2024. Compensation and benefits expense as a percentage of net revenues was 59.2% for the year ended December 31, 2025, compared to 58.7% for the year ended December 31, 2024. The increase is primarily attributable to higher variable compensation costs during 2025.

Occupancy and equipment rental – For the year ended December 31, 2025, occupancy and equipment rental expense increased 5.5% to $382.3 million from $362.4 million in 2024. The increase is primarily attributable to higher data processing and occupancy costs associated with the continued investments made in our business.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2025, communications and office supplies expense increased 1.0% to $196.3 million from $194.4 million in 2024. The increase is primarily attributable to higher communication and quote equipment expenses associated with the continued investments made in our business, partially offset by lower internet costs.

Commissions and floor brokerage – For the year ended December 31, 2025, commissions and floor brokerage expense increased 5.3% to $66.2 million from $62.8 million in 2024. The increase is primarily attributable to higher electronic communication network (“ECN”) trading costs, processing expenses, and trading and clearing costs.

Provision for credit losses – For the year ended December 31, 2025, provision for credit losses increased 51.2% to $38.4 million from $25.4 million in 2024. Provision for credit losses was primarily impacted by overall loan growth in the loan portfolio and specific reserves on individual credits.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out for legal and regulatory matters, travel and entertainment, promotional, investment banking deal costs, and professional service expenses.

For the year ended December 31, 2025, other operating expenses increased 46.3% to $703.3 million from $480.6 million in 2024. The increase is primarily attributable to higher legal-related expenses, investment banking expenses, amortization of identifiable intangible assets, advertising, travel and conference-related expenses, professional fees, subscriptions, insurance expenses, and licensing fees. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal and regulatory matters.

Provision for income taxes – For the year ended December 31, 2025, our provision for income taxes was $187.4 million, representing an effective tax rate of 21.5%, compared to $197.1 million in 2024, representing an effective tax rate of 21.2%. The effective tax rate in 2025 was impacted by the benefit related to the tax impact on stock-based compensation.

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

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

Commissions and floor brokerage – For the year ended December 31, 2024, commissions and floor brokerage expense increased 7.7% to $62.8 million from $58.3 million in 2023. The increase is primarily attributable to higher clearing expense and ECN trading costs and processing expenses.

Provision for credit losses – For the year ended December 31, 2024, provision for credit losses increased 1.6% to $25.4 million from $25.0 million in 2023. Provision for credit losses was primarily impacted by loan growth and a deterioration in certain loans, partially offset by a slightly better macroeconomic forecast.

Other operating expenses – For the year ended December 31, 2024, other operating expenses increased 0.1% to $480.6 million from $480.4 million in 2023. The increase is primarily attributable to higher investment banking transaction expense, professional fees, advertising, conference-related expenses, and subscriptions, partially offset by lower litigation-related expenses. During the year ended December 31, 2023, we recorded $67 million related to provisions for legal and regulatory matters.

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

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp. The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bancorp, which provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025	2024	2023
Revenues:
Commissions	$538,650	$508,717	$444,949	5.9%	14.3%	15.2%	15.5%	14.6%
Principal transactions	240,143	243,635	209,282	(1.4)	16.4	6.8	7.4	6.9
Transactional revenues	778,793	752,352	654,231	3.5	15.0	22.0	22.9	21.5
Asset management	1,700,209	1,536,296	1,299,361	10.7	18.2	48.1	46.8	42.6
Interest	1,814,407	1,910,502	1,861,873	(5.0)	2.6	51.3	58.2	61.0
Investment banking	26,995	21,475	16,680	25.7	28.7	0.8	0.7	0.5
Other income	12,150	6,125	(6,938)	98.4	188.3	0.3	0.1	(0.2)
Total revenues	4,332,554	4,226,750	3,825,207	2.5	10.5	122.5	128.7	125.4
Interest expense	795,774	942,790	775,245	(15.6)	21.6	22.5	28.7	25.4
Net revenues	3,536,780	3,283,960	3,049,962	7.7	7.7	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,752,199	1,605,148	1,415,210	9.2	13.4	49.5	48.9	46.4
Occupancy and equipment rental	184,104	175,389	165,776	5.0	5.8	5.2	5.3	5.4
Communication and office supplies	66,240	65,383	63,345	1.3	3.2	1.9	2.0	2.1
Commissions and floor brokerage	29,551	27,158	25,458	8.8	6.7	0.8	0.8	0.8
Provision for credit losses	38,404	25,102	22,699	53.0	10.6	1.1	0.8	0.7
Other operating expenses	361,098	177,838	141,652	103.0	25.5	10.3	5.4	4.7
Total non-interest expenses	2,431,596	2,076,018	1,834,140	17.1	13.2	68.8	63.2	60.1
Income before income taxes	$1,105,184	$1,207,942	$1,215,822	(8.5)%	(0.6)%	31.2%	36.8%	39.9%

Year Ended December 31, 2025, Compared With Year Ended December 31, 2024

NET REVENUES

For the year ended December 31, 2025, Global Wealth Management net revenues increased 7.7% to a record $3.54 billion from $3.28 billion in 2024. The increase in net revenues is primarily attributable to higher asset management revenues, net interest income, commission revenues, and investment banking revenues, partially offset by lower principal transactions revenues.

Commissions – For the year ended December 31, 2025, commission revenues increased 5.9% to $538.7 million from $508.7 million in 2024. The increase is primarily attributable to higher volumes due to increased market volatility over 2024.

Principal transactions – For the year ended December 31, 2025, principal transactions revenues decreased 1.4% to $240.1 million from $243.6 million in 2024. The decrease is primarily attributable to lower realized trading gains and decreased client activity over 2024.

Asset management – For the year ended December 31, 2025, asset management revenues increased 10.7% to a record $1.70 billion from $1.54 billion in 2024. The increase is primarily attributable to higher asset values due to improved market conditions and net new asset growth. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except for number of accounts):

	December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Client assets	$551,863,000	$501,402,000	$444,318,000	10.1%	12.8%
Fee-based client assets	$224,488,000	$192,705,000	$165,301,000	16.5	16.6
Number of client accounts	1,290,000	1,246,000	1,213,000	3.5	2.7
Number of fee-based client accounts	384,000	355,000	333,000	8.2	6.6

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts.

Interest revenue – For the year ended December 31, 2025, interest revenue decreased 5.0% to $1.81 billion from $1.91 billion in 2024. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-earning assets. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table for additional information on average balances and interest income.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 25.7% to $27.0 million for the year ended December 31, 2025, from $21.5 million in 2024. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2025, other income increased 98.4% to $12.2 million from $6.1 million in 2024. The increase is primarily attributable to an increase in investment gains over 2024, partially offset by a decrease in mortgage loan origination fees.

Interest expense – For the year ended December 31, 2025, interest expense decreased 15.6% to $795.8 million from $942.8 million in 2024. The decrease in interest expense is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table for additional information on average balances and interest expense.

NON-INTEREST EXPENSES

For the year ended December 31, 2025, Global Wealth Management non-interest expenses increased 17.1% to $2.43 billion from $2.08 billion in 2024.

Compensation and benefits – For the year ended December 31, 2025, compensation and benefits expense increased 9.2% to $1.75 billion from $1.61 billion in 2024. Compensation and benefits expense as a percentage of net revenues was 49.5% for the year ended December 31, 2025, compared to 48.9% in 2024. The increase is primarily attributable to increased variable compensation costs over 2024.

Occupancy and equipment rental – For the year ended December 31, 2025, occupancy and equipment rental expense increased 5.0% to $184.1 million from $175.4 million in 2024. The increase is primarily attributable to higher data processing, occupancy, and furniture and equipment costs associated with an increase in business activity.

Communications and office supplies – For the year ended December 31, 2025, communications and office supplies expense increased 1.3% to $66.2 million from $65.4 million in 2024. The increase is primarily attributable to higher postage and shipping expenses and communication and quote equipment expenses associated with the continued growth of our business, partially offset by lower internet costs.

Commissions and floor brokerage – For the year ended December 31, 2025, commissions and floor brokerage expense increased 8.8% to $29.6 million from $27.2 million in 2024. The increase is primarily attributable to higher processing fees and clearing expenses.

Provision for credit losses – For the year ended December 31, 2025, provision for credit losses increased 53.0% to $38.4 million from $25.1 million in 2024. Provision for credit losses was primarily impacted by overall loan growth in the loan portfolio and specific reserves on individual credits.

Other operating expenses – For the year ended December 31, 2025, other operating expenses increased 103.0% to $361.1 million from $177.8 million in 2024. The increase is primarily attributable to increases in litigation-related expense, subscription expense, travel and conference-related expenses, bank service charges, and insurance expense. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2025, income before income taxes decreased 8.5% to $1.11 billion from $1.21 billion in 2024. Profit margins (income before income taxes as a percent of net revenues) have decreased to 31.2% for the year ended December 31, 2025, from 36.8% in 2024. The profit margin was negatively impacted by elevated reserves for legal matters and higher provisions for credit losses.

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023

NET REVENUES

For the year ended December 31, 2024, Global Wealth Management net revenues increased 7.7% to $3.3 billion from $3.0 billion in 2023. The increase in net revenues is primarily attributable to increases in asset management revenues and transactional revenues, partially offset by lower net interest income.

Commissions – For the year ended December 31, 2024, commission revenues increased 14.3% to $508.7 million from $444.9 million in 2023. The increase is primarily attributable to an increase in equities trading and mutual funds revenue.

Principal transactions – For the year ended December 31, 2024, principal transactions revenues increased 16.4% to $243.6 million from $209.3 million in 2023 as a result of an increase in client activity.

Asset management – For the year ended December 31, 2024, asset management revenues increased 18.2% to $1.54 billion from $1.30 billion in 2023. The increase is primarily attributable to higher asset values and strong fee-based asset flows. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

The value of assets in fee-based accounts at December 31, 2024, increased 16.6% to $192.7 billion from $165.3 billion at December 31, 2023.

Interest revenue– For the year ended December 31, 2024, interest revenue increased 2.6% to $1.91 billion from $1.86 billion in 2023. The increase is primarily attributable to higher interest-earning assets and higher interest rates. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table for additional information on average balances and interest income.

Investment banking – Investment banking increased 28.7% to $21.5 million for the year ended December 31, 2024, from $16.7 million in 2023. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2024, other income increased 188.3% to $6.1 million from a loss of $6.9 million in 2023. The increase is primarily attributable to an increase in investment gains over 2023.

Interest expense – For the year ended December 31, 2024, interest expense increased 21.6% to $942.8 million from $775.2 million in 2023. The increase in interest expense is primarily attributable to higher interest rates and higher interest-bearing liabilities. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table for additional information on average balances and interest expense.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2024, income before income taxes decreased 0.6% to $1.21 billion from $1.22 billion in 2023. Profit margins (income before income taxes as a percent of net revenues) decreased to 36.8% for the year ended December 31, 2024, from 39.9% in 2023. The profit margin was impacted by an increase in litigation-related expenses and provision for credit losses, as well as a change in the composition of revenue (lower net interest income).

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025	2024	2023
Revenues:
Commissions	$274,968	$247,307	$228,648	11.2%	8.2%	14.4%	15.5%	18.6%
Principal transactions	405,194	360,929	281,158	12.3	28.4	21.2	22.7	22.9
Transactional revenues	680,162	608,236	509,806	11.8	19.3	35.6	38.2	41.5
Capital raising	503,094	395,924	248,987	27.1	59.0	26.3	24.9	20.3
Advisory	720,652	577,432	465,588	24.8	24.0	37.6	36.3	38.0
Investment banking	1,223,746	973,356	714,575	25.7	36.2	63.9	61.2	58.3
Interest	42,447	34,782	24,025	22.0	44.8	2.2	2.2	2.0
Other income (1)	19,500	31,659	12,680	(38.4)	149.7	1.0	1.9	1.0
Total revenues	1,965,855	1,648,033	1,261,086	19.3	30.7	102.7	103.5	102.8
Interest expense	51,009	55,200	34,769	(7.6)	58.8	2.7	3.5	2.8
Net revenues	1,914,846	1,592,833	1,226,317	20.2	29.9	100.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,153,895	959,602	841,671	20.2	14.0	60.3	60.2	68.6
Occupancy and equipment rental	85,978	88,819	85,644	(3.2)	3.7	4.5	5.6	7.0
Communication and office supplies	104,358	105,586	100,831	(1.2)	4.7	5.4	6.6	8.2
Commissions and floor brokerage	36,625	35,665	32,886	2.7	8.5	1.9	2.2	2.7
Other operating expenses	204,551	179,761	163,185	13.8	10.2	10.7	11.4	13.3
Total non-interest expenses	1,585,407	1,369,433	1,224,217	15.8	11.9	82.8	86.0	99.8
Income before income taxes	$329,439	$223,400	$2,100	47.5%	nm	17.2%	14.0%	0.2%
(1)
Includes asset management revenues.

Year Ended December 31, 2025, Compared With Year Ended December 31, 2024

NET REVENUES

For the year ended December 31, 2025, Institutional Group net revenues increased 20.2% to $1.9 billion from $1.6 billion in 2024. The increase in net revenues is primarily attributable to higher advisory revenues, capital-raising revenues, and transactional revenues.

Transactional revenues – For the year ended December 31, 2025, transactional revenues increased 11.8% to $680.2 million from $608.2 million in 2024.

For the year ended December 31, 2025, fixed income transactional revenues increased 11.4% to $437.8 million from $393.0 million in 2024. The increase in fixed income transactional revenues is primarily attributable to increased activity as a result of market volatility and higher trading gains.

For the year ended December 31, 2025, equity transactional revenues increased 12.6% to $242.3 million from $215.2 million in 2024. The increase in equity transactional revenues is primarily attributable to higher equities trading commissions.

Investment banking – For the year ended December 31, 2025, investment banking revenues increased 25.7% to $1.2 billion from $973.4 million in 2024.

For the year ended December 31, 2025, capital-raising revenues increased 27.1% to $503.1 million from $395.9 million in 2024.

For the year ended December 31, 2025, equity capital-raising revenues increased 44.1% to $269.3 million from $186.9 million in 2024. The increase is primarily attributable to higher volumes as clients actively engaged in capital-raising opportunities in a more constructive market environment.

For the year ended December 31, 2025, fixed income capital-raising revenues increased 11.9% to $233.8 million from $209.0 million in 2024. The increase is primarily attributable to higher bond issuances reflecting a more favorable financing environment.

For the year ended December 31, 2025, advisory revenues increased 24.8% to $720.7 million from $577.4 million in 2024. The increase is primarily attributable to higher levels of completed advisory transactions with continued growth in depository advisory transactions.

Interest income – For the year ended December 31, 2025, interest income increased 22.0% to $42.4 million from $34.8 million in 2024.

Other income – For the year ended December 31, 2025, other income decreased 38.4% to $19.5 million from $31.7 million in 2024. The decrease is primarily attributable to reduced lease income generated from our aircraft engine leasing business due to the sale of engines.

Interest expense – For the year ended December 31, 2025, interest expense decreased 7.6% to $51.0 million from $55.2 million in 2024. The decrease is primarily attributable to lower interest rates.

NON-INTEREST EXPENSES

For the year ended December 31, 2025, Institutional Group non-interest expenses increased 15.8% to $1.6 billion from $1.4 billion in 2024.

Compensation and benefits – For the year ended December 31, 2025, compensation and benefits expense increased 20.2% to $1.15 billion from $959.6 million in 2024. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 60.3% for the year ended December 31, 2025, compared to 60.2% in 2024.

Occupancy and equipment rental – For the year ended December 31, 2025, occupancy and equipment rental expense decreased 3.2% to $86.0 million from $88.8 million in 2024. The decrease is primarily attributable to lower furniture and equipment costs and repair and maintenance costs, partially offset by higher data processing expenses and occupancy costs.

Communications and office supplies – For the year ended December 31, 2025, communications and office supplies expense decreased 1.2% to $104.4 million from $105.6 million in 2024. The decrease is primarily attributable to lower communication and quote expenses, internet costs, and telecommunication expenses, partially offset by higher quote equipment costs.

Commissions and floor brokerage – For the year ended December 31, 2025, commissions and floor brokerage increased 2.7% to $36.6 million from $35.7 million in 2024. The increase was primarily attributable to higher ECN trading costs, partially offset by lower clearing expenses.

Other operating expenses – For the year ended December 31, 2025, other operating expenses increased 13.8% to $204.6 million from $179.8 million in 2024. The increase is primarily attributable to higher investment banking transaction expenses, travel-related expenses, litigation-related expenses, taxes and licenses expense, professional fees, and conference-related expenses, partially offset by lower subscription costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2025, income before income taxes for the Institutional Group segment increased to $329.4 million from $223.4 million in 2024. Profit margins (income before income taxes as a percentage of net revenues) have increased to 17.2% for the year ended December 31, 2025, from 14.0% in 2024 as a result of higher revenues.

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

Commissions and floor brokerage – For the year ended December 31, 2024, commissions and floor brokerage expense increased 8.5% to $35.7 million from $32.9 million in 2023. The increase was primarily attributable to higher clearing expenses and ECN trading costs, partially offset by lower processing expenses.

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

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2024, income before income taxes for the Institutional Group segment increased to $223.4 million from $2.1 million in 2023. Profit margins (income before income taxes as a percentage of net revenues) increased to 14.0% for the year ended December 31, 2024, from 0.2% in 2023 as a result of higher revenues.

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

	For the Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net revenues	$78,104	$93,527	$72,665	(16.5)%	28.7%
Non-interest expenses:
Compensation and benefits:
Core business-related	301,214	318,647	265,550	(5.5)	20.0
Acquisition-related	64,822	32,832	32,150	97.4	2.1
Total compensation and benefits	366,036	351,479	297,700	4.1	18.1
Other operating expenses:
Core business-related	222,915	206,972	255,137	7.7	(18.9)
Acquisition-related	52,637	37,974	31,058	38.6	22.3
Total other operating expenses	275,552	244,946	286,195	12.5	(14.4)
Total non-interest expenses	641,588	596,425	583,895	7.6	2.1
Loss before income taxes	$(563,484)	$(502,898)	$(511,230)	12.0%	(1.6)%

For the year ended December 31, 2025, non-interest expenses increased 7.6% to $641.6 million from $596.4 million in 2024. The increase is primarily attributable to increased provisions for legal and regulatory matters, an increase in variable compensation, and the recording of severance costs associated with workforce reductions in certain of our foreign subsidiaries.

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

For the year ended December 31, 2025, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 65.9% to $117.5 million from $70.8 million in 2024.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $41.3 billion at December 31, 2025, were up 3.4% over December 31, 2024. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2025, our liabilities were comprised primarily of deposits of $29.8 billion at Stifel Bancorp, accounts payable and accrued expenses of $701.4 million, senior notes, net of debt issuance costs, of $617.4 million, payables to customers of $431.6 million at our broker-dealer subsidiaries, and accrued employee compensation of $989.0 million. To meet our obligations to clients and operating needs, we had $12.9 billion of cash or assets readily convertible into cash at December 31, 2025.

Cash Flow

Cash and cash equivalents decreased $395.4 million to $2.3 billion at December 31, 2025, from $2.7 billion at December 31, 2024. Operating activities provided cash of $1.1 billion primarily due to net income recognized in 2025 adjusted for non-cash activities. Investing activities used cash of $1.6 billion due to investment securities purchases, the growth of our loan portfolio, cash used to fund acquisitions, and fixed asset purchases, partially offset by proceeds from principal paydowns of investment securities. Financing activities provided cash of $91.2 million primarily due to the increase in bank deposits, securities sold under agreements to repurchase, and securities loaned, partially offset by repurchases of our common stock, tax payments related to shares withheld for stock-based compensation, and dividends paid on our common and preferred stock.

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

Our bank assets consist principally of available-for-sale and held-to-maturity securities, loans held for investment, and cash and cash equivalents. Stifel Bancorp’s current liquidity needs are generally met through deposits from brokerage clients and equity capital. We monitor the liquidity of our bank subsidiaries daily to ensure their ability to meet customer deposit withdrawals, maintain reserve requirements, and support asset growth.

As of December 31, 2025, we had $41.3 billion in assets, $12.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$2,253,789	$2,648,308
Receivables from brokers, dealers, and clearing organizations	571,663	486,465
Securities purchased under agreements to resell	564,162	528,976
Financial instruments owned at fair value	1,366,783	1,109,507
Available-for-sale securities at fair value	1,593,390	1,584,598
Held-to-maturity securities at amortized cost	6,549,054	6,524,954
Investments	35,488	30,785
Total cash and assets readily convertible to cash	$12,934,329	$12,913,593

As of December 31, 2025 and 2024, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2025		December 31, 2024
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$128,630	$—	$142,901	$—
Financial instruments owned at fair value	651,236	651,236	580,170	580,170
Investment portfolio (AFS & HTM)	—	4,166,400	—	3,019,850
	$779,866	$4,817,636	$723,071	$3,600,020

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At December 31, 2025, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2025, the maximum number of shares that may yet be purchased under this plan was 7.6 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At December 31, 2025, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In its analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2025, available cash and highly liquid investments comprised approximately 12% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.3 billion of cash and cash equivalents at December 31, 2025, compared to $2.6 billion at December 31, 2024. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.59 billion in available-for-sale investment securities at December 31, 2025, compared to $1.58 billion at December 31, 2024. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs. The weighted-average interest rate on deposits was 2.58% and 3.22% at December 31, 2025 and 2024, respectively.

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. During 2025, we have seen an increase in deposits from our commercial, venture banking, and fund banking clients. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $25.6 billion and $27.1 billion at December 31, 2025 and 2024, respectively, which includes $14.7 billion and $17.1 billion, respectively, of client cash in our Smart Rate program. The decrease in money market deposits in 2025 was primarily driven by typical seasonality related to income tax payments. Please refer to the Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential table for additional information on our average balances and interest income and expense.

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

Our uncommitted secured lines of credit at December 31, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $125.0 million during the year ended December 31, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities. At December 31, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

Federal Home Loan advances are floating-rate advances. The weighted average interest rates during the year ended December 31, 2025, on these advances was 4.60%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2025, there were no Federal Home Loan advances.

Unsecured borrowings – On February 4, 2026, the Company entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with respect to its existing unsecured Credit Agreement, dated September 27, 2023, (the “Credit Agreement”), among the Company and Stifel (the “Borrowers”) and a syndicate of lenders led by Bank of America, N.A., as administrative agent. Concurrently with, and conditional upon, the effectiveness of the Amended and Restated Credit Agreement, all of the commitments under the Borrowers’ existing Credit Agreement were terminated.

The Amended and Restated Credit Agreement has a maturity date of February 4, 2031, and provides for a committed unsecured revolving borrowing facility for maximum aggregate borrowings of up to $1.0 billion depending on the amount of outstanding borrowings of the Borrowers from time to time during the duration of the Amended and Restated Credit Agreement. The interest rates on borrowings under the Amended and Restated Credit Agreement are variable and are based on the Secured Overnight Financing Rate.

The Borrowers can draw upon this facility as long as certain restrictive covenants are maintained. Under the Amended and Restated Credit Agreement, the Borrowers are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and the Company’s bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Amended and Restated Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Amended and Restated Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $7.0 billion at December 31, 2025, and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At December 31, 2025, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $6.4 billion with the Federal Reserve’s discount window at December 31, 2025. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $25.6 billion at December 31, 2025. At December 31, 2025, there was $26.6 billion in client money market and FDIC-insured product balances.

Public Offering of Senior Notes – On July 15, 2014, we sold in a registered underwritten public offering, $300.0 million in aggregate principal amount of 4.25% senior notes (the “2014 Notes”). In July 2016, we issued an additional $200.0 million in aggregate principal amount of 4.25% senior notes. In July 2014, we received a BBB- rating on the 2014 Notes. In July 2024, the $500.0 million of 2014 Notes matured.

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

During the year ended December 31, 2025, we declared and paid cash dividends of $249.0 million to shareholders. On January 26, 2026, the Board of Directors approved an 11% increase in the quarterly dividend to $0.51 per common share starting in the first quarter of 2026. On a split-adjusted basis, the quarterly dividend will be $0.34 per common share or $1.36 per common share on an annual basis.

During the year ended December 31, 2025, we repurchased $244.6 million, or 2.5 million shares, at an average price of $98.28 per share.

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

The following table summarizes the activity related to loans and advances to financial advisors and other employees, net from January 1, 2024 to December 31, 2025 (in thousands):

	2025	2024
Beginning balance – January 1	$682,196	$683,486
Notes issued – organic growth	228,519	91,786
Restricted cash issued	3,549	67,251
Amortization	(147,882)	(154,182)
Other	(21,747)	(6,145)
Ending balance – December 31	$744,635	$682,196

We have paid $228.5 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2025. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to twelve-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the years ended December 31, 2026, 2027, 2028, 2029, 2030, and thereafter, is $171.7 million, $127.9 million, $113.8 million, $86.3 million, $67.6 million, and $177.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We provide compensation to existing employees in the form of cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period of five years. At December 31, 2025, there was $43.6 million of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statement of financial condition, which is expected to be amortized over a weighted-average period of 3.7 years.

We maintain an incentive stock plan and a wealth accumulation plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards, stock units, and debentures (collectively, “deferred awards”) to our associates. Historically, we have granted stock units to our associates as part of our retention program. A restricted stock unit or restricted stock award represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units generally vest over the next one to ten years after issuance and are distributed at predetermined future payable dates once vesting occurs. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next year.

At December 31, 2025, the total number of restricted stock units, Performance-based Restricted Stock Units (“PRSUs”), and restricted stock awards outstanding was 11.8 million, of which 10.9 million were unvested. At December 31, 2025, there was approximately $733.8 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the years ended December 31, 2026, 2027, 2028, 2029, 2030, and thereafter, is $236.7 million, $178.0 million, $127.9 million, $89.4 million, $41.2 million, and $60.6 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At December 31, 2025, Stifel had net capital of $559.5 million, which was 37.7% of aggregate debit items and $529.8 million in excess of its minimum required net capital. At December 31, 2025, all of our broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2025, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2025, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At December 31, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Allowance for Credit Losses

The measurement of the allowance for credit losses, which includes the allowance for credit losses and the reserve for unfunded lending commitments, is based on management’s best estimate of lifetime expected credit losses inherent in our company’s relevant financial assets.

The expected credit losses on our loan portfolio are referred to as the allowance for credit losses and are reported separately as a contra-asset to loans on the consolidated statement of financial condition. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses. The provision for credit losses related to the loan portfolio and the provision for unfunded lending commitments are reported in the consolidated statement of operations in provision for credit losses.

The allowance for credit losses is measured on a collectively evaluated basis when similar risk characteristics exist. For the purpose of calculating portfolio-level allowances, we have grouped our loans into eight segments (“loan portfolio segments”): commercial and industrial, commercial real estate, residential real estate, construction and land, fund banking, securities-based loans, home equity lines of credit, and other loans. When a loan does not share similar risk characteristics with other loans, the loan is evaluated for credit losses on an individual basis. Various risk characteristics are considered when determining whether the loan should be collectively evaluated, including, but not limited to, financial asset type, risk ratings, collateral type, industry of the borrower, and historical or expected credit loss patterns.

The quantitative component of the allowance for credit losses is measured at the loan portfolio segment level utilizing loan-level inputs wherever possible. The allowance for credit losses for the loan portfolio segments, excluding fund banking and securities-based lending, are calculated at the loan portfolio segment level using a non-discounted cash flow method through probability of default (“PD”)/loss given default (“LGD”) models developed by a third-party vendor. These models project a PD, which is then multiplied by the LGD and the estimated exposure at default (“EAD”) at the loan level for every period remaining in the loan’s expected life. For the fund banking and securities-based lending loan portfolio segments, the allowance for credit losses is measured at the loan portfolio segment level using a static loss rate. The expected credit loss for loan portfolio segments using the PD/LGD models are estimated using quantitative methods that consider a variety of factors, such as historical loss experience derived from proxy data over the historical observation period, the current credit quality of the portfolio, as well as an economic outlook over a reasonable and supportable forecast period.

The expected life of the loan for closed-ended products is determined based on each loan portfolio segment. The residential real estate and home equity lines of credit portfolios determine the expected life of the loan based on the contractual maturity of the loan adjusted for any expected prepayments. For commercial and industrial, construction and land, and commercial real estate, the expected life of the loan is based on the contractual maturity of the loan.

In our loss forecasting framework, we incorporate forward-looking information using macroeconomic forecast scenarios applied over the reasonable and supportable forecast period. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads, and long-term interest rate forecasts. Our macroeconomic forecast is obtained from a third-party vendor and based on a probability weighting over multiple scenarios. A two-year reasonable and supportable forecast period is used for the construction and land and commercial real estate loan portfolios followed by a one-year straight line reversion period to long-run PD and LGD values. For commercial and industrial, residential real estate, and home equity lines of credit portfolios, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets, including an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast.

As any one macroeconomic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, and industry trends. The reserve for unfunded lending commitments is estimated using the same scenarios, models, and economic data as the loan portfolio.

The allowance for credit losses includes adjustments for qualitative reserves based on our company’s assessment that may not be adequately represented in the quantitative methods or the macroeconomic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data. As a result of the uncertainty inherent in the quantitative models, other quantitative and qualitative factors are considered in adjusting allowance amounts, including, but not limited to, the following: model imprecision, imprecision in macroeconomic forecast scenario, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for credit losses.

To demonstrate the sensitivity of our allowance for credit losses to macroeconomic forecasts, we compared our modeled estimates under the weighted scenarios used to estimate the allowance for credit losses as of December 31, 2025, to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses. As of December 31, 2025, use of the downside case scenario would have resulted in an increase of approximately $63.4 million in the quantitative portion of our allowance for credit losses on loans, while the use of the upside case scenario would have resulted in a reduction of approximately $40.4 million in the quantitative portion of our allowance for credit losses. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance for credit losses estimate to macroeconomic forecast scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative macroeconomic forecast scenario. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for credit losses for a number of reasons, including: (1) management’s predictions of future macroeconomic trends and relationships among the scenarios may differ from actual events, and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

Recently Issued Accounting Guidance

Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (January 1, 2027, for our company), and interim periods within fiscal years beginning after December 15, 2027, and may be applied either on a prospective or retrospective basis. We are evaluating the impact of the accounting update on our disclosures.

Internal Use Software

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance primarily removes references to software development project stages to better align with current software development methods. Under ASU 2025-06, an entity will begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The accounting update is effective for annual periods beginning after December 15, 2027 (January 1, 2028, for our company), including interim periods within those fiscal years with early adoption permitted. The accounting update can be adopted either prospectively, retrospectively, or utilizing a modified transition approach. We are currently evaluating the impact of the accounting update on our consolidated financial statements.

Credit Losses Purchased Loans

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326) – Purchased Loans, which expands the population of purchased financial assets subject to the gross-up approach in Topic 326. As a result of this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” as defined in the accounting update will follow the gross-up approach at acquisition, and the initial allowance for credit losses at acquisition is added to the amortized cost basis of the loans. The accounting update is effective for annual reporting periods beginning after December 15, 2026 (January 1, 2027, for our company), including interim periods within those fiscal years with early adoption permitted. The accounting update will be applied using a prospective transition approach. We are currently evaluating the impact of the accounting update on our consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and provides additional required interim disclosure guidance. The accounting update is effective for annual reporting periods beginning after December 15, 2027 (January 1, 2028, for our company) with early adoption permitted and can be applied either prospectively or retrospectively. We are currently evaluating the impact of the accounting update on our consolidated financial statements.

Off-Balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 24 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Dilution

As of December 31, 2025, there were 11,831,871 outstanding restricted stock units, PRSUs, and restricted stock awards. A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next year. Of the outstanding restricted stock units, PRSUs, and restricted stock awards, 972,131 shares are currently vested and 10,859,740 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,612,252 shares under these awards will be distributed in 2026, 2,408,790 will vest in 2027, 1,894,312 will vest in 2028, and the balance of 3,944,386 will be distributed thereafter.

An associate will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of the shares at that time, and we are entitled to a corresponding tax deduction in the year of vesting in some instances, or delivery in other instances. Unless an associate elects to satisfy the withholding in another manner, either by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by the individual for at least six months, we may satisfy tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards. The reduction will be calculated based on the current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the associates will be reduced by approximately 35% to satisfy the maximum withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2025, and the daily VaR at December 31, 2025 and 2024 (in thousands):

	December 31, 2025			VaR Calculation at December 31,
	High	Low	Daily Average	2025	2024
Daily VaR	$13,850	$6,039	$8,897	$6,680	$8,563

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

The following table illustrates the estimated change in net interest income for Stifel Bancorp at December 31, 2025, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	3.8%
+100	1.9
0	—
-100	(3.1)
-200	(7.4)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at December 31, 2025 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$13,595,695	$813,474	$5,425,889	$2,770,688
Securities	6,662,252	305,224	705,458	664,847
Interest-bearing cash	1,098,085	—	—	—
	$21,356,032	$1,118,698	$6,131,347	$3,435,535
Interest-bearing liabilities:
Transaction accounts and savings	$28,931,314	$—	$—	$—
Certificates of deposit	347,412	133,842	—	—
Borrowings	145,069	—	—	—
	$29,423,795	$133,842	$—	$—
GAP	(8,067,763)	984,856	6,131,347	3,435,535
Cumulative GAP	$(8,067,763)	$(7,082,907)	$(951,560)	$2,483,975

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2025, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and the fair value of the collateral that had been sold or repledged was $651.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Stifel Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Stifel Financial Corp. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the quantitative component of the allowance for credit losses on loans collectively evaluated for impairment

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2025 was $132.2 million, a portion of which related to the quantitative component of the allowance for credit losses on loans evaluated on a collective basis for the commercial and industrial, commercial real estate, residential real estate, and construction and land loan portfolio segments (the quantitative collective ACL).

The quantitative collective ACL includes the measure of expected credit losses on a loan portfolio segment basis for those loans that share similar risk characteristics. The quantitative collective ACL is determined using models that multiply the Company’s estimate of probability of default (PD), loss given default (LGD) and exposure at default for each loan portfolio segment. The expected credit losses for the loan portfolio segments are estimated using quantitative models that consider a variety of factors, such as historical loss experience derived from proxy data over the historical observation period, the current credit quality of the portfolio, as well as an economic outlook incorporating forward-looking information using macroeconomic forecast scenarios over a reasonable and supportable forecast period. The macroeconomic forecast scenarios include variables that have historically been key drivers of increases and decreases in credit losses. For the commercial real estate and construction and land portfolios, the Company incorporates a reasonable and supportable forecast period and then reverts to long run PD and LGD values over a one-year straight line reversion period. For the commercial and industrial and residential real estate portfolios, the Company incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets and reverts to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast. The Company leverages multiple macroeconomic forecast scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depends on a variety of factors, including recent economic events, leading economic indicators, and industry trends. Qualitative adjustments are considered in adjusting the quantitative result for the following: model imprecision, imprecision in macroeconomic scenario forecasts, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic scenarios.

We identified the assessment of the quantitative collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the quantitative collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the quantitative collective ACL methodology, including the methods and models used to estimate the PDs and LGDs and their significant assumptions. Such significant assumptions included (1) historical loss experience derived from proxy data, (2) the historical observation period, (3) selection of macroeconomic variables (3) weighting of the macroeconomic forecast scenarios, (4) the reasonable and supportable forecast periods and (5) reversion methods. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the quantitative collective ACL estimate, including controls over the:

•
design of the quantitative collective ACL methodology
•
continued use and conceptual soundness of the PD and LGD models
•
identification and determination of the significant assumptions used in the PD and LGD models
•
analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the quantitative collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s quantitative collective ACL methodology for compliance with U.S. generally accepted accounting principles
•
evaluating the historical loss experience derived from proxy data and the historical observation period by assessing the composition of the peer group and comparing to specific portfolio risk characteristics
•
evaluating the selection of macroeconomic variables and weighting of the macroeconomic forecast scenarios by comparing it to the Company’s business environment and relevant industry practices
•
evaluating the reasonable and supportable forecast periods and reversion methods by comparing to specific portfolio risk characteristics and trends and relevant industry practices
•
assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

St. Louis, Missouri
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Stifel Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2008 to 2024.

St. Louis, Missouri

February 26, 2025

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$2,253,789	$2,648,308
Cash segregated for regulatory purposes	29,018	29,895
Receivables:
Brokerage clients, net	1,138,094	897,363
Brokers, dealers, and clearing organizations	571,663	486,465
Securities purchased under agreements to resell	564,162	528,976
Financial instruments owned, at fair value	1,427,835	1,169,008
Available-for-sale securities, at fair value	1,593,390	1,584,598
Held-to-maturity securities, at amortized cost	6,549,054	6,524,954
Loans:
Held for investment, net	21,925,257	20,731,796
Held for sale, at lower of cost or fair value	502,199	578,980
Investments, at fair value	81,825	75,358
Fixed assets, net	197,119	193,156
Operating lease right-of-use assets, net	788,477	809,174
Goodwill	1,463,858	1,395,218
Intangible assets, net	108,045	113,574
Loans and advances to financial advisors and other employees, net	744,635	682,196
Deferred tax assets, net	151,204	152,378
Other assets	1,181,158	1,294,143
Total assets	$41,270,782	$39,895,540
Liabilities
Payables:
Brokerage clients	$431,583	$468,773
Brokers, dealers, and clearing organizations	303,378	215,249
Drafts	142,916	126,770
Securities sold under agreements to repurchase	651,236	580,170
Bank deposits	29,752,063	29,102,227
Financial instruments sold, but not yet purchased, at fair value	793,626	646,271
Accrued compensation	988,952	790,194
Lease liabilities, net	855,899	867,426
Accounts payable and accrued expenses	701,369	735,072
Senior notes, net	617,443	616,618
Debentures to Stifel Financial Capital Trusts	55,000	60,000
Total liabilities	35,293,465	34,208,770
Equity
Preferred stock − $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock − $0.15 par value; authorized 194,000,000 shares; issued 111,662,776 and 111,662,571 shares, respectively	16,749	16,749
Additional paid-in-capital	1,916,324	1,895,568
Retained earnings	4,163,363	3,794,609
Accumulated other comprehensive loss	(17,809)	(75,638)
Treasury stock, at cost, 9,998,343 and 9,491,204 shares, respectively	(786,310)	(629,518)
Total equity	5,977,317	5,686,770
Total liabilities and equity	$41,270,782	$39,895,540

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenues:
Commissions	$813,618	$756,024	$673,597
Principal transactions	645,337	604,564	490,440
Investment banking	1,250,741	994,831	731,255
Asset management	1,700,345	1,536,674	1,299,496
Interest	1,903,569	2,016,464	1,955,745
Other income	33,923	43,129	8,747
Total revenues	6,347,533	5,951,686	5,159,280
Interest expense	817,803	981,366	810,336
Net revenues	5,529,730	4,970,320	4,348,944
Non-interest expenses:
Compensation and benefits	3,272,130	2,916,229	2,554,581
Occupancy and equipment rental	382,287	362,402	339,322
Communications and office supplies	196,314	194,382	184,652
Commissions and floor brokerage	66,176	62,823	58,344
Provision for credit losses	38,404	25,402	24,999
Other operating expenses	703,280	480,638	480,354
Total non-interest expenses	4,658,591	4,041,876	3,642,252
Income before income tax expense	871,139	928,444	706,692
Provision for income taxes	187,360	197,065	184,156
Net income	683,779	731,379	522,536
Preferred dividends	37,281	37,281	37,281
Net income available to common shareholders	$646,498	$694,098	$485,255

Earnings per common share:
Basic	$6.25	$6.67	$4.55
Diluted	$5.87	$6.25	$4.28

Cash dividends declared per common share	$1.84	$1.68	$1.44

Weighted-average number of common shares outstanding:
Basic	103,497	104,066	106,661
Diluted	110,052	110,975	113,453

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$683,779	$731,379	$522,536
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains on available-for-sale securities, net of tax (2)	47,572	4,713	38,180
Foreign currency translation adjustment, net of tax	10,257	(6,025)	5,454
Total other comprehensive income/(loss), net of tax	57,829	(1,312)	43,634
Comprehensive income	$741,608	$730,067	$566,170

(1)
Net of a tax expense of $15.8 million, tax benefit of $0.4 million, and tax expense of $15.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)
There were no reclassifications to earnings for the year ended December 31, 2025. There were no reclassifications to earnings for the year ended December 31, 2024. Net of reclassifications to earnings of realized losses of $5.6 million for the year ended December 31, 2023.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Preferred stock, par value $1.00 per share:
Balance, beginning of year	$685,000	$685,000	$685,000
Issuance of preferred stock	—	—	—
Balance, end of year	685,000	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of year	16,749	16,749	16,749
Issuance of common stock	—	—	—
Balance, end of year	16,749	16,749	16,749
Additional paid-in-capital:
Balance, beginning of year	1,895,568	1,905,097	1,928,069
Unit amortization, net of forfeitures	166,930	157,891	149,088
Distributions under employee plans	(145,612)	(167,808)	(172,154)
Other	(562)	388	94
Balance, end of year	1,916,324	1,895,568	1,905,097
Retained earnings:
Balance, beginning of year	3,794,609	3,398,610	3,169,095
Net income	683,779	731,379	522,536
Dividends declared:
Common	(211,750)	(194,817)	(172,985)
Preferred	(37,281)	(37,281)	(37,281)
Distributions under employee plans	(66,040)	(103,724)	(83,135)
Other	46	442	380
Balance, end of year	4,163,363	3,794,609	3,398,610
Accumulated other comprehensive income/(loss):
Balance, beginning of year	(75,638)	(74,326)	(117,960)
Unrealized gains on securities, net of tax	47,572	4,713	38,180
Foreign currency translation adjustment, net of tax	10,257	(6,025)	5,454
Balance, end of year	(17,809)	(75,638)	(74,326)
Treasury stock, at cost:
Balance, beginning of year	(629,518)	(636,699)	(352,482)
Distributions under employee plans	88,199	151,278	159,659
Common stock repurchased	(244,991)	(144,097)	(443,876)
Balance, end of year	(786,310)	(629,518)	(636,699)
Total Shareholders’ Equity	$5,977,317	$5,686,770	$5,294,431

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$683,779	$731,379	$522,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,088	62,398	60,533
Amortization of loans and advances to financial advisors and other employees	147,882	154,182	145,227
Amortization of premium on investment portfolio	6,974	8,732	9,871
Provision for credit losses	38,404	25,402	24,999
Amortization of intangible assets	34,067	23,568	20,929
Deferred income taxes	(21,099)	(30,638)	15,968
Stock-based compensation	164,003	153,762	140,263
Unrealized gains on investments	(4,726)	(88)	(460)
Gain on sale of leased aircraft engines	(40,628)	(46,484)	(4,146)
Other, net	1,525	(12,238)	6,718
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	(241,397)	(55,856)	82,878
Brokers, dealers, and clearing organizations	(85,198)	(71,336)	5,341
Securities purchased under agreements to resell	(35,186)	(179,127)	(1,687)
Financial instruments owned	(258,827)	(216,060)	(131,576)
Loans originated as held for sale	(2,171,105)	(2,083,024)	(995,084)
Proceeds from loans held for sale	2,631,486	2,114,640	864,996
Loans and advances to financial advisors and other employees, net	(206,251)	(158,082)	(181,583)
Other assets	60,814	3,431	(107,859)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(37,190)	(266,048)	(35,515)
Brokers, dealers, and clearing organizations	14,920	(59,721)	43,060
Drafts	16,146	9,082	15,476
Financial instruments sold, but not yet purchased	147,355	114,323	12,582
Other liabilities and accrued expenses	210,193	268,240	(14,139)
Net cash provided by operating activities	$1,117,029	$490,437	$499,328

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, calls, and maturities of available-for-sale securities	$376,273	$273,800	$138,216
Calls and principal paydowns of held-to-maturity securities	2,082,199	2,190,885	101,240
Sale or maturity of investments	45	4,438	15,694
Sale of leased aircraft engines	116,990	69,916	—
Decrease/(increase) in loans held for investment, net	(1,612,789)	(1,617,763)	1,002,320
Payments for:
Purchase of available-for-sale securities	(327,072)	(309,329)	(19,635)
Purchase of held-to-maturity securities	(2,106,354)	(2,827,324)	—
Purchase of investments	(6,254)	(12,532)	(29,257)
Purchase of fixed assets	(62,088)	(73,788)	(51,976)
Acquisitions, net of cash received	(74,878)	(8,465)	(111,958)
Net cash provided by/(used in) investing activities	(1,613,928)	(2,310,162)	1,044,644
Cash Flows From Financing Activities:
Increase in securities sold under agreements to repurchase	71,066	162,526	205,633
Increase in bank deposits, net	649,836	1,767,648	217,468
Increase in securities loaned	73,209	43,234	67,588
Tax payments related to shares withheld for stock-based compensation plans	(122,692)	(120,962)	(94,387)
Repayment of short-term debt	(86,877)	—	—
Repayment of senior notes	—	(500,000)	—
Repurchase of common stock	(244,991)	(144,097)	(443,876)
Cash dividends on preferred stock	(37,281)	(37,281)	(37,281)
Cash dividends paid to common stock and equity-award holders	(206,268)	(190,002)	(162,984)
Payment of contingent consideration	(312)	(962)	(6,740)
Extinguishment of Stifel Financial Capital Trust	(4,444)	—	—
Net cash provided by/(used in) financing activities	91,246	980,104	(254,579)
Effect of exchange rate changes on cash	10,257	(6,025)	5,454
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	(395,396)	(845,646)	1,294,847
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of year	2,678,203	3,523,849	2,229,002
Cash, cash equivalents, and cash segregated for regulatory purposes at end of year	$2,282,807	$2,678,203	$3,523,849

Cash and cash equivalents	$2,253,789	$2,648,308	$3,361,801
Cash segregated for regulatory purposes	29,018	29,895	162,048
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,282,807	$2,678,203	$3,523,849

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$833,545	$995,530	$821,741
Cash paid for income taxes, net of refunds	$200,323	$232,948	$183,815
Noncash investing and financing activities:
Transfer of loans held for investment to held for sale	$693,515	$164,093	$131,381
Transfer of loans held for sale to held for investment	$314,660	$—	$—
Unit grants, net of forfeitures	$243,896	$166,595	$188,641

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts. We consider significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions, and estimates, to be: valuation of financial instruments and investments in partnerships, accrual for contingencies, allowance for credit losses, derivative instruments and hedging activities, fair value of goodwill and intangible assets, provision for income taxes and related tax reserves, and forfeitures associated with stock-based compensation. Actual results could differ from those estimates.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, Stifel has portions of its cash segregated for the exclusive benefit of clients at December 31, 2025.

Brokerage Client Receivables, Net

Brokerage client receivables include receivables of our company’s broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. The brokerage client receivables consisting of floating-rate loans collateralized by customer-owned securities are charged interest at rates similar to other such loans made throughout the industry. The receivables are reported at their outstanding principal balance net of allowance for credit losses. When a brokerage client receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources, such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

Loans Held for Investment

We provide retail and commercial banking services to private and corporate clients, including a range of personal lending solutions such as fixed- and adjustable-rate mortgage loans, home equity lines of credit, fund banking, unsecured personal loans, loans secured by certificates of deposit or savings accounts, and securities-based lending. Bank loans consist of commercial and residential mortgage loans, commercial and industrial loans, stock-secured loans, home equity loans, construction loans, and consumer loans originated or acquired by Stifel Bancorp. Bank loans include those loans that management has the intent and ability to hold and are recorded at outstanding principal adjusted for any charge-offs, allowance for credit losses, deferred origination fees and costs, and purchased discounts. Loan origination costs, net of fees, and premiums and discounts on purchased loans are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Discount accretion/premium amortization is recognized using the effective interest rate method, which is based upon the respective interest rate and expected lives of loans.

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

Allowance for Credit Losses

The measurement of the allowance for credit losses, which includes the allowance for credit losses and the reserve for unfunded lending commitments, is based on management’s best estimate of lifetime expected credit losses inherent in our company’s relevant financial assets.

The expected credit losses on our loan portfolio are referred to as the allowance for credit losses and are reported separately as a contra-asset to loans on the consolidated statement of financial condition. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses. The provision for credit losses related to the loan portfolio and the provision for unfunded lending commitments are reported in the consolidated statement of operations in provision for credit losses.

The allowance for credit losses is measured on a collectively evaluated basis when similar risk characteristics exist. For the purpose of calculating portfolio-level allowances, we have grouped our loans into eight segments (“loan portfolio segments”): commercial and industrial, commercial real estate, residential real estate, construction and land, fund banking, securities-based loans, home equity lines of credit, and other loans. When a loan does not share similar risk characteristics with other loans, the loan is evaluated for credit losses on an individual basis. Various risk characteristics are considered when determining whether the loan should be collectively evaluated, including, but not limited to, financial asset type, risk ratings, collateral type, industry of the borrower, and historical or expected credit loss patterns.

The quantitative component of the allowance for credit losses is measured at the loan portfolio segment level utilizing loan-level inputs wherever possible. The allowance for credit losses for the loan portfolio segments, excluding fund banking and securities-based lending, are calculated at the loan portfolio segment level using a non-discounted cash flow method through probability of default (“PD”)/loss given default (“LGD”) models developed by a third-party vendor. These models project a PD, which is then multiplied by the LGD and the estimated exposure at default (“EAD”) at the loan level for every period remaining in the loan’s expected life. For the fund banking and securities-based lending loan portfolio segments, the allowance for credit losses is measured at the loan portfolio segment level using a static loss rate. The expected credit loss for loan portfolio segments using the PD/LGD models are estimated using quantitative methods that consider a variety of factors, such as historical loss experience derived from proxy data over the historical observation period, the current credit quality of the portfolio, as well as an economic outlook over a reasonable and supportable forecast period.

The expected life of the loan for closed-ended products is determined based on each loan portfolio segment. The residential real estate and home equity lines of credit portfolios determine the expected life of the loan based on the contractual maturity of the loan adjusted for any expected prepayments. For commercial and industrial, construction and land, and commercial real estate, the expected life of the loan is based on the contractual maturity of the loan.

In our loss forecasting framework, we incorporate forward-looking information using macroeconomic forecast scenarios applied over the reasonable and supportable forecast period. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads, and long-term interest rate forecasts. Our macroeconomic forecast is obtained from a third-party vendor and based on a probability weighting over multiple scenarios. A two-year reasonable and supportable forecast period is used for the construction and land and commercial real estate loan portfolios, followed by a one-year straight line reversion period to long-run PD and LGD values. For commercial and industrial, residential real estate, and home equity lines of credit portfolios, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets, including an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast.

As any one macroeconomic outlook is inherently uncertain, we leverage multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, and industry trends. The reserve for unfunded lending commitments is estimated using the same scenarios, models, and economic data as the loan portfolio.

The allowance for credit losses includes adjustments for qualitative reserves based on our company’s assessment that may not be adequately represented in the quantitative methods or the macroeconomic assumptions described above. For example, factors that we consider include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, we consider the inherent uncertainty in quantitative models that are built on historical data. As a result of the uncertainty inherent in the quantitative models, other quantitative and qualitative factors are considered in adjusting allowance amounts, including, but not limited to, the following: model imprecision, imprecision in macroeconomic forecast scenario, or changes in the economic environment affecting specific portfolio segments that deviate from the macroeconomic forecasts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for credit losses.

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

When performing a quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the goodwill impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount. The carrying value of each reporting unit is determined based on the capital allocated to the reporting unit. The estimated fair value of the reporting units is derived based on valuation techniques we believe market participants would use. The estimated fair values are generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies for goodwill impairment testing. The Company performed impairment testing on October 1, 2025, with no impairment charges resulting from the annual impairment test.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for credit losses related to former employees, management primarily considers our historical collection experience as well as other factors, including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. The aging of this receivable balance is not a determinative factor in computing our allowance for credit losses, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for credit losses. Our allowance for credit losses was approximately $32.3 million and $31.7 million at December 31, 2025 and 2024, respectively.

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

Revenue Recognition

Commissions

We earn commission revenue by executing, settling, and clearing transactions for clients primarily in OTC and listed equity securities, insurance products, and options. Trade execution and clearing and custody services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing and custody services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date, and we record a receivable between trade date and payment on settlement date.

Principal Transactions

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are recorded on a trade‑date basis with realized and unrealized gains and losses reflected in principal transactions, net in the accompanying statement of operations. Dividend income, a component of principal transactions, net, is recognized on the ex‑dividend date. We typically distribute our proprietary equity research products to our client base of institutional investors at no charge. These proprietary equity research products are accounted for as a cost of doing business.

Investment Banking

We provide our clients with a full range of capital markets and financial advisory services. Capital markets services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt.

Capital-raising revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. Costs associated with capital-raising transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within other operating expenses in the consolidated statements of operations, as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as investment banking revenues.

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition, and restructuring transactions. Advisory revenues from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within accounts payable and accrued expenses on the consolidated statements of financial condition. Advisory revenues from restructuring engagements are recognized over time using a time-elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable, as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services is generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client, and the related revenue is recognized at the same time as the associated expense. All other investment banking advisory-related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within other operating expenses on the consolidated statements of operations, and any expenses reimbursed by our clients are recognized as investment banking revenues.

Asset management

Asset management revenues are recorded when earned, based on the period-end assets in the accounts, and consist of customer account service fees, per account fees (such as IRA fees) and wrap fees, net of external manager costs on managed accounts. We earn management and performance fees in connection with investment advisory services provided to institutional and individual clients. Investment advisory fees are charged based on the value of assets in fee-based accounts and are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets. Fees are charged either in advance based on fixed rates applied to the value of the customers’ account at the beginning of the period or periodically based on contracted rates and account performance. Contracts can be terminated at any time with no incremental payments due to our company upon termination. If the contract is terminated by the customer, fees are prorated for the period and fees charged for the post-termination period are refundable to the customer.

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

Interest revenue

We recognize interest revenue in the period earned based upon average or daily asset balances, contractual cash flows, and interest rates. Interest revenue represents interest earned on bank loans, investment securities, margin loans, trading inventory, cash and cash equivalents, securities borrowed transactions, and resale agreements. See Note 21 for information about revenue from contracts with customers.

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

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives, and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. At December 31, 2025, the right-of-use assets are included in operating lease right-of-use assets, net with the corresponding lease liabilities included in lease liabilities, net in the consolidated statements of financial condition. See Note 20 for information about operating leases.

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

Recently Adopted Accounting Guidance

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). We adopted this accounting update on a prospective basis on January 1, 2025. See Note 25 for the expanded disclosures required under this accounting update.

NOTE 3 – Acquisitions

B. Riley Financial, Inc.

On April 7, 2025, the Company completed the acquisition of a portion of B. Riley Financial, Inc.’s (“B. Riley”) traditional wealth management business, a deal that added 36 advisors with approximately $4 billion in assets under management. Consideration for this transaction consisted of cash from operations.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $16.7 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. Identifiable intangible assets purchased by our company consisted of customer relationships with an acquisition-date fair value of $5.8 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the B. Riley business. Goodwill is expected to be deductible for federal income tax purposes.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of B. Riley have been included in our results prospectively from the date of acquisition.

Bryan, Garnier, & Co.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“ASC Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $51.9 million of goodwill in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. Identifiable intangible assets purchased by our company consisted of investment banking backlog, non-compete agreements, and customer relationships with an acquisition-date fair value of $22.8 million.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the Bryan Garnier business. Goodwill will not be deductible for federal income tax purposes.

We recognized a liability for estimated earn-out payments. The potential earnout payable represents the amount of additional consideration that could be paid pursuant to the terms of the purchase agreement. The amount recorded as earnout payable, which is primarily based upon the estimated future operating results over a five-year period subsequent to the acquisition date, is measured at fair value as of the acquisition date. The liability for earn-out payments was $18.0 million at December 31, 2025. The contingent consideration accrual is included in accounts payable and accrued expenses in the consolidated statement of financial condition.

Pro forma information is not presented because the acquisition is not considered to be material, as defined by the SEC. The results of operations of Bryan Garnier have been included in our results prospectively from the date of acquisition.

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

NOTE 4 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2025 and 2024, included (in thousands):

	December 31,
	2025	2024
Deposits paid for securities borrowed	$315,561	$269,831
Receivable from clearing organizations	248,371	201,748
Securities failed to deliver	7,731	14,886
	$571,663	$486,465

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2025 and 2024, included (in thousands):

	December 31,
	2025	2024
Deposits received from securities loaned	$252,137	$178,928
Securities failed to receive	30,906	25,010
Payable to clearing organizations	20,335	11,311
	$303,378	$215,249

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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments is based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, primarily U.S. government securities and corporate fixed income and equity securities listed in active markets.

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

We have identified Level 3 financial instruments to include certain asset-backed securities, corporate equity securities, and syndicated loans, included in other in the table below, with unobservable pricing inputs. Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The Company’s investments in funds measured at NAV include partnership interests, money market funds, mutual funds, and private equity funds. Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments, and distressed investments. The private equity funds are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV (in thousands):

	December 31, 2025		December 31, 2024
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$31,819	$16,508	$29,277	$19,509
Money market funds	2,340	—	1,932	—
Mutual funds	668	—	574	—
Private equity funds	290	—	344	—
Total	$35,117	$16,508	$32,127	$19,509

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities and corporate equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income securities, equity securities infrequently traded, and state and municipal securities, included in other in the table below.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, are presented below (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$5,196	$5,196	$—	$—
U.S. government agency securities	174,478	—	174,478	—
Agency mortgage-backed securities	515,634	—	515,634	—
Asset-backed securities	143,723	—	139,683	4,040
Corporate securities:
Fixed income securities	295,570	517	295,053	—
Equity securities	55,312	55,198	—	114
State and municipal securities	174,579	—	174,579	—
Other (1)	63,343	—	6,445	56,898
Total financial instruments owned	1,427,835	60,911	1,305,872	61,052
Available-for-sale securities:
U.S. government agency securities	2,381	—	2,381	—
State and municipal securities	2,326	—	2,326	—
Mortgage-backed securities:
Agency	1,101,412	—	1,101,412	—
Commercial	2,113	—	2,113	—
Non-agency	152	—	152	—
Corporate fixed income securities	375,750	—	375,750	—
Asset-backed securities	109,256	—	109,256	—
Total available-for-sale securities	1,593,390	—	1,593,390	—
Investments:
Corporate equity securities	34,937	15,490	1	19,446
Auction rate securities	551	—	—	551
Other (2)	13,560	—	—	13,560
Investments in funds and partnerships measured at NAV	32,777
Total investments	81,825	15,490	1	33,557
Derivative contracts (3)	71,297	—	71,297	—
Subtotal	3,174,347	76,401	2,970,560	94,609
Cash equivalents measured at NAV	2,340
Total assets at fair value on a recurring basis	$3,176,687	$76,401	$2,970,560	$94,609
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Primarily includes private company investments.
(3)
Included in other assets in the consolidated statements of financial condition.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$475,449	$475,449	$—	$—
Agency mortgage-backed securities	154,983	—	154,983	—
Corporate securities:
Fixed income securities	145,582	—	145,582	—
Equity securities	16,363	16,250	113
Other (4)	1,249	—	13	1,236
Total financial instruments sold, but not yet purchased	793,626	491,699	300,691	1,236
Derivative contracts (5)	71,311	—	71,311	—
Total liabilities at fair value on a recurring basis	$864,937	$491,699	$372,002	$1,236
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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2024	$1,034	$—	$58,467	$15,565	$558	$14,348
Unrealized gains/(losses)	(9)	9	146	361	(7)	(33)
Realized losses	(948)	—	—	—	—	(755)
Purchases	13,252	105	44,740	3,520	—	27
Sales	(8,189)	—	—	—	—	—
Redemptions	(1,100)	—	(46,990)	—	—	(27)
Transfers into Level 3	—	—	535	—	—	—
Net change	3,006	114	(1,569)	3,881	(7)	(788)
Balance at December 31, 2025	$4,040	$114	$56,898	$19,446	$551	$13,560

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	Financial instruments owned		Investments
	Asset-Backed Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2023	$1,498	$82,964	$11,878	$783	$39,467
Unrealized gains/(losses)	—	1,673	3,687	—	(119)
Realized gains/(losses)	1,542	(3,252)	—	—	—
Purchases	—	54,335	—	—	—
Sales	—	(49,810)	—	—	—
Redemptions	(2,006)	(25,718)	—	(225)	—
Transfers out of Level 3	—	(1,725)	—	—	(25,000)
Net change	(464)	(24,497)	3,687	(225)	(25,119)
Balance at December 31, 2024	$1,034	$58,467	$15,565	$558	$14,348

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the years ended December 31, 2025 and 2024, relating to Level 3 assets still held at December 31, 2025, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of December 31, 2025 and 2024, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,253,789	$2,253,789	$2,648,308	$2,648,308
Cash segregated for regulatory purposes	29,018	29,018	29,895	29,895
Securities purchased under agreements to resell	564,162	564,162	528,976	528,976
Financial instruments owned	1,427,835	1,427,835	1,169,008	1,169,008
Available-for-sale securities	1,593,390	1,593,390	1,584,598	1,584,598
Held-to-maturity securities	6,549,054	6,565,484	6,524,954	6,547,647
Bank loans	21,925,257	21,610,180	20,731,796	20,229,458
Loans held for sale	502,199	502,199	578,980	578,980
Investments	81,825	81,825	75,358	75,358
Derivative contracts (1)	71,297	71,297	110,814	110,814
Financial liabilities:
Securities sold under agreements to repurchase	$651,236	$651,236	$580,170	$580,170
Bank deposits	29,752,063	29,752,095	29,102,227	27,164,580
Financial instruments sold, but not yet purchased	793,626	793,626	646,271	646,271
Senior notes	617,443	576,180	616,618	561,851
Debentures to Stifel Financial Capital Trusts	55,000	51,582	60,000	58,788
Derivative contracts (2)	71,311	71,311	110,825	110,825
(1)
Included in other assets in the consolidated statements of financial condition.
(2)
Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values and fair value hierarchy of financial instruments that are not recorded at fair value in the consolidated statements of financial condition or measured at fair value on a nonrecurring basis as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,251,449	$2,251,449	$—	$—
Cash segregated for regulatory purposes	29,018	29,018	—	—
Securities purchased under agreements to resell	564,162	—	564,162	—
Held-to-maturity securities	6,565,484	—	6,495,393	70,091
Bank loans	21,610,180	—	21,515,785	94,395
Loans held for sale	502,199	—	502,199	—
Financial liabilities:
Securities sold under agreements to repurchase	$651,236	$—	$651,236	$—
Bank deposits	29,752,095	—	29,752,095	—
Senior notes	576,180	576,180	—	—
Debentures to Stifel Financial Capital Trusts	51,582	—	—	51,582

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,646,376	$2,646,376	$—	$—
Cash segregated for regulatory purposes	29,895	29,895	—	—
Securities purchased under agreements to resell	528,976	—	528,976	—
Held-to-maturity securities	6,547,647	—	6,474,140	73,507
Bank loans	20,229,458	—	20,104,756	124,702
Loans held for sale	578,980	—	578,980	—
Financial liabilities:
Securities sold under agreements to repurchase	$580,170	$—	$580,170	$—
Bank deposits	27,164,580	—	27,164,580	—
Senior notes	561,851	561,851	—	—
Debentures to Stifel Financial Capital Trusts	58,788	—	—	58,788

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2025 and 2024.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2025 and 2024 approximate fair value due to their short-term nature.

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

Bank Loans

The fair values of mortgage loans and commercial loans were primarily estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans, with similar remaining maturities, would be made and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The estimated fair value of individually evaluated loans may include peer multiples, discounted cash flow, and collateral liquidation, each of which includes unobservable inputs and judgments within.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2025 and 2024 approximate fair value due to the short-term nature.

Bank Deposits

The fair value of demand deposits is equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of money market and savings accounts approximate their fair values, as substantially all of these deposits are variable-rate and short-term in nature. The fair values of fixed-rate certificates of deposit are calculated by discounting the future cash flows using discount rates based on the replacement cost of funding of similar structures and terms.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Financial instruments owned:
U.S. government securities	$5,196	$20,045
U.S. government agency securities	174,478	149,479
Agency mortgage-backed securities	515,634	262,629
Asset-backed securities	143,723	113,033
Corporate securities:
Fixed income securities	295,570	274,207
Equity securities	55,312	50,787
State and municipal securities	174,579	229,342
Other (1)	63,343	69,486
	$1,427,835	$1,169,008
Financial instruments sold, but not yet purchased:
U.S. government securities	$475,449	$370,373
Agency mortgage-backed securities	154,983	65,946
Corporate securities:
Fixed income securities	145,582	174,425
Equity securities	16,363	34,437
Other (2)	1,249	1,090
	$793,626	$646,271
(1)
Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.
(2)
Includes syndicated loans and state and municipal securities.

At December 31, 2025 and 2024, financial instruments owned in the amount of $523.4 million and $597.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,440	$6	$(65)	$2,381
State and municipal securities	2,325	1	—	2,326
Mortgage-backed securities:
Agency	1,181,888	4,652	(85,128)	1,101,412
Commercial	2,136	—	(23)	2,113
Non-agency	156	—	(4)	152
Corporate fixed income securities	400,053	94	(24,397)	375,750
Asset-backed securities	109,591	108	(443)	109,256
	$1,698,589	$4,861	$(110,060)	$1,593,390
Held-to-maturity securities (2)
Asset-backed securities	$6,549,054	$18,943	$(2,513)	$6,565,484

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,407	$—	$(141)	$2,266
State and municipal securities	2,350	—	(1)	2,349
Mortgage-backed securities:
Agency	1,045,344	334	(124,115)	921,563
Commercial	69,430	—	(1,474)	67,956
Non-agency	206	—	(7)	199
Corporate fixed income securities	507,824	—	(43,832)	463,992
Asset-backed securities	127,148	202	(1,077)	126,273
	$1,754,709	$536	$(170,647)	$1,584,598
Held-to-maturity securities (2)
Asset-backed securities	$6,524,954	$26,498	$(3,805)	$6,547,647

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 2 – Summary of Significant Accounting Policies. At December 31, 2025, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at December 31, 2025 and 2024, was $84.1 million and $106.8 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, we received proceeds of $2.4 million from the sale of available-for-sale securities, which resulted in a realized loss of $7.6 million.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$104,503	$103,686	$78,491	$78,080
After one year through three years	38,192	36,763	143,648	137,049
After three years through five years	105,181	98,421	—	—
After five years through ten years	260,454	241,770	395,884	352,736
After ten years	1,190,259	1,112,750	1,136,686	1,016,733
	$1,698,589	$1,593,390	$1,754,709	$1,584,598
Held-to-maturity securities
After three years through five years	157,770	157,868	91,184	91,238
After five years through ten years	1,494,530	1,495,893	3,063,278	3,075,645
After ten years	4,896,754	4,911,723	3,370,492	3,380,764
	$6,549,054	$6,565,484	$6,524,954	$6,547,647

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at December 31, 2025, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities
U.S. government agency securities	$—	$2,381	$—	$—	$2,381
State and municipal securities	—	2,326	—	—	2,326
Mortgage-backed securities:
Agency	—	18,769	56,231	1,026,412	1,101,412
Commercial	—	—	—	2,113	2,113
Non-agency	—	—	152	—	152
Corporate fixed income securities	103,686	111,708	160,356	—	375,750
Asset-backed securities	—	—	25,031	84,225	109,256
	$103,686	$135,184	$241,770	$1,112,750	$1,593,390
Held-to-maturity securities
Asset-backed securities	$—	$157,770	$1,494,530	$4,896,754	$6,549,054

At December 31, 2025 and 2024, securities of $880.5 million and $842.3 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At December 31, 2025 and 2024, securities of $3.3 billion and $2.2 billion, respectively, were pledged with the Federal Reserve discount window.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(65)	$1,905	$(65)	$1,905
Mortgage-backed securities:
Agency	(178)	132,279	(84,950)	599,689	(85,128)	731,968
Commercial	—	—	(23)	2,113	(23)	2,113
Non-agency	—	—	(4)	152	(4)	152
Corporate fixed income securities	(1,201)	23,252	(23,196)	333,905	(24,397)	357,157
Asset-backed securities	—	—	(443)	61,717	(443)	61,717
	$(1,379)	$155,531	$(108,681)	$999,481	$(110,060)	$1,155,012

At December 31, 2025, the amortized cost of 204 securities classified as available for sale exceeded their fair value by $110.1 million, of which $108.7 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2025, was $1.2 billion, which was 72.5% of our available-for-sale portfolio.

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

At December 31, 2025, approximately 87% of our available-for-sale securities were backed by the United States government or rated A or higher by nationally recognized rating agencies.

The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at December 31, 2025 (in thousands):

	AAA	AA	C	Total
Held-to-maturity securities
Asset-backed securities	$3,787,445	$2,761,560	$49	$6,549,054

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at December 31, 2025 and 2024 (in thousands, except percentages):

	December 31, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Residential real estate	$9,254,939	41.9%	$8,565,193	41.0%
Commercial and industrial	4,135,091	18.7	4,062,029	19.5
Fund banking	4,096,649	18.6	3,854,222	18.5
Securities-based loans	2,672,431	12.1	2,389,593	11.4
Construction and land	1,214,450	5.5	1,242,002	5.9
Commercial real estate	423,474	1.9	518,923	2.5
Home equity lines of credit	225,196	1.0	193,850	0.9
Other	44,533	0.3	53,933	0.3
Gross bank loans	22,066,763	100.0%	20,879,745	100.0%
Loans in process/(unapplied loan payments), net	(10,779)		(2,885)
Unamortized loan fees, net	1,518		(5,756)
Allowance for credit losses on loans	(132,245)		(139,308)
Loans held for investment, net	$21,925,257		$20,731,796

At December 31, 2025 and 2024, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $98.4 million and $39.6 million, respectively.

At December 31, 2025 and 2024, we had loans held for sale of $502.2 million and $579.0 million, respectively. For the years ended December 31, 2025, 2024, and 2023, we recognized losses, included in other income in the consolidated statements of operations, of $8.5 million, $5.0 million, and $1.2 million, respectively, from the sale of originated loans, net of fees and costs.

At December 31, 2025 and 2024, loans, primarily consisting of residential and commercial real estate loans of $8.6 billion and $7.9 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At December 31, 2025 and 2024, loans of $3.1 billion and $2.5 billion, respectively, were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at December 31, 2025 and 2024, was $90.7 million and $92.6 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the years ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31, 2025
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$92,698	$47,471	$(48,326)	$769	$92,612
Commercial real estate	8,057	(2,407)	—	—	5,650
Residential real estate	11,061	203	—	—	11,264
Construction and land	12,866	(2,299)	—	—	10,567
Fund banking	10,792	(2,599)	—	—	8,193
Securities-based loans	2,917	337	—	—	3,254
Home equity lines of credit	317	(183)	—	—	134
Other	600	(49)	—	20	571
	$139,308	$40,474	$(48,326)	$789	$132,245

	Year Ended December 31, 2024
	Beginning Balance	Provision	Charge- offs	Recoveries	Ending Balance
Commercial and industrial	$67,077	$35,369	$(10,688)	$940	$92,698
Commercial real estate	21,386	(13,329)	(1,690)	1,690	8,057
Residential real estate	13,855	(2,794)	—	—	11,061
Construction and land	11,817	7,809	(6,760)	—	12,866
Fund banking	10,173	619	—	—	10,792
Securities-based loans	3,035	(118)	—	—	2,917
Home equity lines of credit	371	(54)	—	—	317
Other	578	177	(159)	4	600
	$128,292	$27,679	$(19,297)	$2,634	$139,308

During the year ended December, 31, 2025, we recorded $38.4 million of provision for credit losses, including $40.5 million of the reserve for credit losses for funded loans, partially offset by a release of $2.1 million of the allowance for credit losses on unfunded lending commitments. During the year ended December 31, 2024, we recorded $25.4 million of provision for credit losses, including $27.7 million of the reserve for credit losses for funded loans and $0.3 million related to employee retention awards, partially offset by a release of $2.6 million of the allowance for credit losses on unfunded lending commitments. For more information on our company’s credit loss accounting policies, including the allowance for credit losses, see Note 2 – Summary of Significant Accounting Policies. For more information on the reserve for unfunded lending commitments, see Note 24 – Off-Balance Sheet Credit Risk.

The following tables present the aging of the recorded investment in past due loans at December 31, 2025 and 2024, by portfolio segment (in thousands):

	December 31, 2025
	30-89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$16,269	$3,488	$19,757	$9,235,182	$9,254,939
Commercial and industrial	51,000	55,236	106,236	4,028,855	4,135,091
Fund banking	1,774	—	1,774	4,094,875	4,096,649
Securities-based loans	514	—	514	2,671,917	2,672,431
Construction and land	—	45,434	45,434	1,169,016	1,214,450
Commercial real estate	—	—	—	423,474	423,474
Home equity lines of credit	499	515	1,014	224,182	225,196
Other	38	3	41	44,492	44,533
Total	$70,094	$104,676	$174,770	$21,891,993	$22,066,763

*There were no loans past due 90 days and still accruing interest at December 31, 2025.

	December 31, 2025
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$80,429	$2,307	$82,736
Construction and land	—	38,417	38,417
Residential real estate	1,033	2,455	3,488
Home equity lines of credit	—	515	515
Other	3	—	3
Total	$81,465	$43,694	$125,159

	December 31, 2024
	30-89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$12,057	$4,273	$16,330	$8,548,863	$8,565,193
Commercial and industrial	59,396	27,190	86,586	3,975,443	4,062,029
Fund banking	—	—	—	3,854,222	3,854,222
Securities-based loans	—	—	—	2,389,593	2,389,593
Construction and land	—	—	—	1,242,002	1,242,002
Commercial real estate	—	—	—	518,923	518,923
Home equity lines of credit	640	315	955	192,895	193,850
Other	7	78	85	53,848	53,933
Total	$72,100	$31,856	$103,956	$20,775,789	$20,879,745

*There were no loans past due 90 days and still accruing interest at December 31, 2024.

	December 31, 2024
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$76,254	$13,504	$89,758
Construction and land	—	41,412	41,412
Commercial real estate	—	25,441	25,441
Residential real estate	1,433	2,463	3,896
Home equity lines of credit	201	114	315
Other	78	—	78
Total	$77,966	$82,934	$160,900

Loans to borrowers experiencing financial difficulty which were modified during the years ended December 31, 2025 and 2024, were $100.1 million and $116.6 million, respectively.

The gross interest income related to individually evaluated loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2025 and 2024, were immaterial to the consolidated financial statements.

Credit quality indicators

As of December 31, 2025, bank loans were primarily extended to non-investment-grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. When principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is generally discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2025 and 2024, 97.1% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Loans rated substandard or below are individually evaluated for loss. Loss amounts are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. If management determines that the loss amount is uncollectible, the amount is charged off. If the loss amount is determined to be collectible, then the amount is reserved as a specific valuation allowance. The determination of whether the loss is collectible or uncollectible is based on current financial information from the borrower, as well as any facts and information of which the Company may have knowledge.

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

Other. Other loans include consumer and credit card lending.

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows: (in thousands):

	December 31, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,247,024	$4,427	$3,488	$—	$9,254,939
Commercial and industrial	3,851,296	120,212	80,848	82,735	4,135,091
Fund banking	4,096,649	—	—	—	4,096,649
Securities-based loans	2,672,431	—	—	—	2,672,431
Construction and land	1,110,498	20,100	45,434	38,418	1,214,450
Commercial real estate	348,069	—	75,405	—	423,474
Home equity lines of credit	224,182	499	515	—	225,196
Other	44,530	3	—	—	44,533
Total	$21,594,679	$145,241	$205,690	$121,153	$22,066,763

	December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$8,557,320	$3,600	$4,273	$—	$8,565,193
Commercial and industrial	3,662,866	169,637	152,515	77,011	4,062,029
Fund banking	3,854,222	—	—	—	3,854,222
Securities-based loans	2,389,593	—	—	—	2,389,593
Construction and land	1,200,590	—	—	41,412	1,242,002
Commercial real estate	437,062	—	56,420	25,441	518,923
Home equity lines of credit	193,535	—	315	—	193,850
Other	53,855	—	—	78	53,933
Total	$20,349,043	$173,237	$213,523	$143,942	$20,879,745

	Term Loans Amortized Cost Basis by Origination Year – December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$1,749,515	$980,509	$872,154	$2,266,720	$1,980,546	$1,397,580	$—	$9,247,024
Special Mention	—	122	—	3,000	1,305	—	—	4,427
Substandard	—	—	—	1,081	385	2,022	—	3,488
Doubtful	—	—	—	—	—	—	—	—
	$1,749,515	$980,631	$872,154	$2,270,801	$1,982,236	$1,399,602	$—	$9,254,939
Commercial and industrial:
Pass	$768,959	$784,460	$288,828	$505,962	$461,653	$146,974	$894,460	$3,851,296
Special Mention	—	43,206	2,014	23,909	35,265	—	15,818	120,212
Substandard	—	—	5,269	47,336	9,834	686	17,723	80,848
Doubtful	1,592	2,800	—	52,865	16,895	—	8,583	82,735
	$770,551	$830,466	$296,111	$630,072	$523,647	$147,660	$936,584	$4,135,091
Fund banking:
Pass	$22,611	$6,422	$—	$748	$—	$343	$4,066,525	$4,096,649
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$22,611	$6,422	$—	$748	$—	$343	$4,066,525	$4,096,649
Securities-based loans:
Pass	$15,047	$6,617	$34,325	$1,113	$1,119	$56,531	$2,557,679	$2,672,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$15,047	$6,617	$34,325	$1,113	$1,119	$56,531	$2,557,679	$2,672,431
Commercial real estate:
Pass	$41,900	$4,546	$16,557	$189,877	$18,422	$73,767	$3,000	$348,069
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	13,662	—	40,000	21,743	—	—	75,405
Doubtful	—	—	—	—	—	—	—	—
	$41,900	$18,208	$16,557	$229,877	$40,165	$73,767	$3,000	$423,474
Construction and land:
Pass	$100,256	$100,336	$229,420	$423,298	$106,222	$150,966	$—	$1,110,498
Special Mention	—	—	—	—	—	20,100	—	20,100
Substandard	—	—	—	45,434	—	—	—	45,434
Doubtful	—	—	—	—	—	38,418	—	38,418
	$100,256	$100,336	$229,420	$468,732	$106,222	$209,484	$—	$1,214,450
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$224,182	$224,182
Special Mention	—	—	—	—	—	—	499	499
Substandard	—	—	—	—	—	—	515	515
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$225,196	$225,196
Other:
Pass	$—	$—	$—	$9,991	$—	$20,000	$14,539	$44,530
Special Mention	—	—	—	—	—	—	3	3
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$9,991	$—	$20,000	$14,542	$44,533

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Office equipment	$234,037	$213,083
Internally developed software	119,049	103,351
Leasehold improvements	105,336	89,382
Building	85,717	81,207
Aircraft engine operating leases	1,672	4,886
	545,811	491,909
Accumulated depreciation and amortization	(348,692)	(298,753)
	$197,119	$193,156

For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization totaled $61.1 million, $62.4 million, and $60.5 million, respectively.

Aircraft Engine Operating Leases

As of December 31, 2025, the Company had a total lease portfolio of 4 aircraft engines with a net book value of $16.7 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 29 for additional information.

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

During the year ended December 31, 2025, the Company sold 14 aircraft engines with a net book value of $103.1 million and recognized a gain from the sale of $40.6 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $8.5 million and $25.3 million, respectively, for the years ended December 31, 2025 and 2024.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2024	Adjustments	Write-off	December 31, 2025
Goodwill
Global Wealth Management	$335,009	$16,699	$—	$351,708
Institutional Group	1,060,209	51,941	—	1,112,150
	$1,395,218	$68,640	$—	$1,463,858

	December 31, 2024	Adjustments	Amortization	December 31, 2025
Intangible assets
Global Wealth Management	$24,385	$5,807	$(3,905)	$26,287
Institutional Group	89,189	22,731	(30,162)	81,758
	$113,574	$28,538	$(34,067)	$108,045

The adjustments to goodwill and intangible assets, included in our Institutional Group segment, during the year ended December 31, 2025, are primarily attributable to the acquisition of a portion of B. Riley on April 7, 2025, and the acquisition of Bryan Garnier on June 2, 2025.

The allocation of the purchase price of these acquisitions is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets as of the respective acquisition dates and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

The goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of each respective business, its employees, and customer base.

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$215,249	$128,575	$208,601	$115,919
Investment banking backlog	30,413	21,221	8,913	7,327
Trade names	28,796	23,267	29,109	22,210
Acquired technology	19,903	15,141	19,903	9,158
Non-compete agreements	10,929	9,041	10,152	8,559
Core deposits	8,615	8,615	8,615	8,546
	$313,905	$205,860	$285,293	$171,719

Amortization expense related to intangible assets was $34.1 million, $23.6 million, and $20.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at December 31, 2025, are: customer relationships, 8.6 years; investment banking backlog, 0.3 years; trade names, 5.4 years; acquired technology, 8.1 years; and non-compete agreements, 3.0 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of December 31, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2026	$27,198
2027	14,479
2028	13,157
2029	12,383
2030	10,199
Thereafter	28,511
$105,927

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

Our uncommitted secured lines of credit at December 31, 2025, totaled $880.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing on our uncommitted secured lines was $125.0 million during the year ended December 31, 2025. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At December 31, 2025, we had no outstanding balances on our uncommitted secured lines of credit.

The Federal Home Loan advances are floating-rate advances. The weighted average interest rate on these advances during the year ended December 31, 2025, was 4.60%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At December 31, 2025, there were no Federal Home Loan advances.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At December 31, 2025, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
4.00% senior notes, due 2030 (1)	$400,000	$400,000
5.20% senior notes, due 2047 (2)	225,000	225,000
	625,000	625,000
Debt issuance costs, net	(7,557)	(8,382)
Senior notes, net	$617,443	$616,618

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2026	$—
2027	—
2028	—
2029	—
2030	400,000
Thereafter	225,000
$625,000

NOTE 13 – Bank Deposits

Deposits consist of interest-bearing-demand deposits (primarily money market and savings accounts), non-interest-bearing demand deposits, and certificates of deposit. Deposits at December 31, 2025 and 2024, were as follows (in thousands):

	December 31,
	2025	2024
Demand deposits (interest-bearing)	$28,931,314	$28,580,415
Demand deposits (non-interest-bearing)	339,494	318,229
Certificates of deposit	481,255	203,583
	$29,752,063	$29,102,227

At December 31, 2025 and 2024, there were no time deposits that exceeded the FDIC-insured amount, and all certificate of deposit balances at December 31, 2025, were due within one year.

At December 31, 2025 and 2024, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were immaterial. Brokerage customers’ deposits were $25.6 billion and $27.1 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$71,297	$71,311	$2,186,352

	December 31, 2024
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$110,814	$110,825	$1,984,608

The scheduled maturities of our derivative instruments as of December 31, 2025, are as follows (in thousands):

Within one year	$477,805
One to three years	683,242
Three to five years	516,199
Five to ten years	475,138
Ten to fifteen years	21,225
Fifteen years and thereafter	12,743
$2,186,352

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Swaps	$1,853,852	$1,819,608
Written options	332,500	165,000
	$2,186,352	$1,984,608

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Debenture to Stifel Financial Capital Trust II (1)	$15,000	$20,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	5,000	5,000
	$55,000	$60,000
(1)
On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed early by our company, and in turn, the Trust II would call the debenture. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions are payable at a floating interest rate equal to three-month LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published, plus 1.70% per annum. During 2025, we extinguished $5.0 million of the Trust II debentures and recorded a gain of $0.6 million included in other income in the accompanying consolidated statement of operations.
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

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$315,561	$564,162	$71,297	$951,020
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	315,561	564,162	71,297	951,020
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(36,328)	(15,198)	(23,207)	(74,733)
Available collateral	(264,980)	(546,308)	(22,842)	(834,130)
Net amount	$14,253	$2,656	$25,248	$42,157

	As of December 31, 2024
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$269,831	$528,976	$110,814	$909,621
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	269,831	528,976	110,814	909,621
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(74,488)	(63,771)	(5,623)	(143,882)
Available collateral	(182,057)	(461,497)	(75,285)	(718,839)
Net amount	$13,286	$3,708	$29,906	$46,900
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. Deposits paid for securities borrowed approximate the market value of the securities.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $561.3 million and $524.7 million at December 31, 2025 and 2024, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $19.0 million and $70.3 million at December 31, 2025 and 2024, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(252,137)	$(651,236)	$(71,311)	$(974,684)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(252,137)	(651,236)	(71,311)	(974,684)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	36,328	15,198	23,207	74,733
Collateral pledged	215,809	636,038	39,619	891,466
Net amount	$—	$—	$(8,485)	$(8,485)

	As of December 31, 2024
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(178,928)	$(580,170)	$(110,825)	$(869,923)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(178,928)	(580,170)	(110,825)	(869,923)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	74,488	63,771	5,623	143,882
Collateral pledged	104,434	516,399	30,726	651,559
Net amount	$(6)	$—	$(74,476)	$(74,482)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $687.2 million and $596.5 million at December 31, 2025 and 2024, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. There were no securities pledged as collateral at December 31, 2025. The fair value of securities pledged as collateral was $21.3 million at December 31, 2024.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2025, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of December 31, 2025, the fair value of the TBA securities and the estimated fair value of the purchase commitments was $156.0 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2025 and 2024, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of December 31, 2025, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

The accrued liability and estimated range of possible loss are based upon currently available information and subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible loss are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

CFTC Investigation of Communications Recordkeeping

The Company has been contacted by the Commodity Futures Trading Commission (the “CFTC”) in connection with an investigation of the Company’s compliance with records preservation requirements for off-channel communications relating to the broker-dealer or investment adviser business activities of the Company using personally owned communications devices and/or messaging platforms that have not been approved by the Company. In August 2024, the CFTC provided the Company with a settlement offer, which the Company declined to accept, and the matter has been dormant since that time. Based upon currently available information, including the absence of any activity for the past eighteen months, the Company has no reason to believe the matter will proceed further.

FINRA Arbitration Matters

On March 12, 2025, a three-person FINRA arbitration panel entered an award in a customer arbitration against the Company’s brokerage subsidiary, Stifel, in the amount of $132.5 million, consisting of $26.5 million in compensatory damages, $79.5 million in punitive damages, and $26.5 million in attorneys’ fees and costs. The arbitration involved claims by four family members arising out of their investments, principally in structured notes, through a now former Stifel private wealth advisor. The Company believes the award is legally defective and excessive in amount and has filed a petition seeking to have the award vacated. The petition was assigned to a magistrate judge for an initial report and recommendation. On February 6, 2026, the magistrate judge issued his report and recommended denying the petition. The Company intends to object to the report and recommend and seek further review, if necessary, although the Company can provide no assurance that its efforts will be successful. Based upon the terms of the magistrate’s report and recommendation, prejudgment interest has increased the amount of the award to approximately $143.5 million as of the present time.

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

Cash Sweeps Litigation

Beginning in March 2025, the Company and certain of its affiliates were named as defendants in multiple putative class actions pending in the federal district court for the Eastern District of Missouri. The class action claims have been brought on behalf of customers who had cash deposits or balances in the Stifel Insured Bank Deposit Program or the Stifel Insured Bank Deposit Program for Retirement Accounts, alleging various contractual, fiduciary, and statutory claims based on the allegation that the Company failed to pay a reasonable rate of interest on its cash sweep products. Together, the complaints seek unspecified compensatory damages, equitable relief, and treble damages. The cases are at an early stage with the parties waiting for the court to appoint lead plaintiffs. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

401(k) Plan Litigation

On July 4, 2025 (Dell Complaint) and February 20, 2026 (Striplin Complaint), the Company, the Board, and its investment committee and respective members (together, the “Company Defendants”) were sued in two separate putative class actions related to the administration of the Company’s 401(k) Plan (the “Plan”) pending in federal district court for the Eastern District of Missouri. The complaints are brought on behalf of the Plan and current and former employees that are members of the Plan alleging fiduciary violations of the Employee Retirement Income Security Act (ERISA).

The Dell Complaint alleges the Company Defendants breached their fiduciary duties by causing the Plan to pay excessive recordkeeping and administrative service fees and by failing to prudently monitor and remove one of the Plan’s investment options. The Striplin Complaint alleges the Company Defendants breached their fiduciary duties by failing to prudently monitor and remove two of the Plan’s investment options. The Striplin Complaint was filed on February 20, 2026. The Company Defendants’ investigation of these allegations is in process.

Prior to the filing of the Dell Complaint, the Company identified a change in the market pricing of certain record keeping and administrative fees and a potential underperformance with certain Plan investments. The Company calculated restorative payments, funded the Plan on March 31, 2025, notified the Department of Labor through its Voluntary Fiduciary Correction Program, and on August 4, 2025, received a no-action letter from the Department of Labor. The Company Defendants filed a motion to dismiss the Dell Complaint.

Together, the Dell and Striplin Complaints seek unspecified compensatory damages, equitable relief, and plan reformation. The cases are at an early stage, and while there can be no assurance that we will be successful, the Company Defendants intend to vigorously defend these cases.

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

At December 31, 2025, Stifel had net capital of $559.5 million, which was 37.7% of aggregate debit items and $529.8 million in excess of its minimum required net capital. At December 31, 2024, Stifel had net capital of $449.5 million, which was 37.4% of aggregate debit items and $425.5 million in excess of its minimum required net capital. At December 31, 2025, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2025, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At December 31, 2025, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of December 31, 2025, are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,818,450	15.5%	$1,107,134	4.5%	$1,599,194	6.5%
Tier 1 capital	4,503,450	18.3%	1,476,179	6.0%	1,968,239	8.0%
Total capital	4,717,659	19.2%	1,968,239	8.0%	2,460,299	10.0%
Tier 1 leverage	4,503,450	11.4%	1,576,603	4.0%	1,970,753	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,328,266	11.2%	$534,441	4.5%	$771,971	6.5%
Tier 1 capital	1,328,266	11.2%	712,588	6.0%	950,118	8.0%
Total capital	1,438,847	12.1%	950,118	8.0%	1,187,647	10.0%
Tier 1 leverage	1,328,266	7.0%	756,723	4.0%	945,904	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$854,826	11.8%	$324,960	4.5%	$469,387	6.5%
Tier 1 capital	854,826	11.8%	433,280	6.0%	577,707	8.0%
Total capital	905,308	12.5%	577,707	8.0%	722,134	10.0%
Tier 1 leverage	854,826	7.1%	481,165	4.0%	601,456	5.0%

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

NOTE 20 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At December 31, 2025 and 2024, operating lease right-of-use assets were $788.5 million and $809.2 million, respectively, and lease liabilities were $855.9 million and $867.4 million, respectively.

The table below summarizes our net lease cost for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$114,979	$111,099
Short-term lease cost	1,864	2,721
Variable lease cost	29,503	28,517
Sublease income	(809)	(1,150)
Net lease cost	$145,537	$141,187

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the year ended December 31, 2025 (in thousands):

Operating lease cash flows	$109,583
Right-of-use assets obtained in exchange for new operating lease liabilities	$77,631
Weighted average remaining lease term (years)	12.0
Weighted average discount rate	5.08%

The weighted-average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of December 31, 2025, (in thousands, except percentages):

2026	$110,982
2027	111,095
2028	108,711
2029	106,441
2030	101,973
Thereafter	644,938
Total undiscounted lease payments	1,184,140
Imputed interest	(328,241)
Present value of operating lease liabilities	$855,899

NOTE 21 – Revenues From Contracts With Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues from contracts with customers:
Commissions	$813,618	$756,024
Investment banking	1,250,741	994,831
Asset management	1,700,345	1,536,674
Other	6,313	6,447
Total revenue from contracts with customers	3,771,017	3,293,976
Other sources of revenue:
Interest	1,903,569	2,016,464
Principal transactions	645,337	604,564
Other	27,610	36,682
Total revenues	$6,347,533	$5,951,686

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$538,650	$274,968	$—	$813,618
Capital raising (1)	25,607	503,094	—	528,701
Advisory (1)	1,388	720,652	—	722,040
Investment banking	26,995	1,223,746	—	1,250,741
Asset management	1,700,209	136	—	1,700,345
Other	6,063	—	250	6,313
Total	2,271,917	1,498,850	250	3,771,017
Primary Geographic Region:
United States	2,271,917	1,219,973	250	3,492,140
United Kingdom	—	143,116	—	143,116
Canada	—	80,866	—	80,866
Other	—	54,895	—	54,895
	$2,271,917	$1,498,850	$250	$3,771,017

(1) Excludes revenues not derived from contracts with customers in the Other segment.

	Year Ended December 31, 2024
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$508,717	$247,307	$—	$756,024
Capital raising	21,475	395,924	—	417,399
Advisory	—	577,432	—	577,432
Investment banking	21,475	973,356	—	994,831
Asset management	1,536,296	378	—	1,536,674
Other	6,398	—	49	6,447
Total	2,072,886	1,221,041	49	3,293,976
Primary Geographic Region:
United States	2,072,886	1,000,159	49	3,073,094
United Kingdom	—	127,113	—	127,113
Canada	—	40,000	—	40,000
Other	—	53,769	—	53,769
	$2,072,886	$1,221,041	$49	$3,293,976

See Note 26 for further break-out of net revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2025. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2025.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $176.3 million and $142.3 million at December 31, 2025 and December 31, 2024, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the year ended December 31, 2025.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2025 and December 31, 2024, was $27.0 million and $19.3 million, respectively, and included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 22 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income:
Loans held for investment and held for sale	$1,235,800	$1,250,048	$1,253,008
Investment securities	446,854	484,134	467,199
Interest-bearing cash and federal funds sold	94,179	164,110	123,363
Margin balances	59,324	55,156	61,138
Financial instruments owned	33,007	25,001	16,726
Other	34,405	38,015	34,311
	$1,903,569	$2,016,464	$1,955,745
Interest expense:
Bank deposits	$738,315	$888,453	$724,857
Senior notes	28,524	40,349	50,025
Other	50,964	52,564	35,454
	$817,803	$981,366	$810,336

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we were authorized to grant an additional 3.0 million shares at December 31, 2025.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $147.2 million, $146.8 million, and $137.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, the tax benefit associated with the stock-based compensation expense was $26.0 million, $27.6 million, and $27.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The excess tax benefit related to stock-based compensation that vested during the year was $52.8 million, $53.9 million, and $36.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $117.0 million, $110.0 million, and $105.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, there was $236.2 million and $220.3 million, respectively, of debenture and interest payable, which is included in accrued compensation in the consolidated statements of financial condition.

Expense associated with cash awards, included in compensation and benefits expense in the consolidated statements of operations was $18.3 million, $12.3 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, there was $43.6 million and $57.7 million, respectively, of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statements of financial condition.

Deferred Awards

A restricted stock unit represents the right to receive a share of the Company’s common stock at a designated time in the future without cash payment by the associate and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next one to ten years and are distributable, if vested, at future specified dates. Restricted stock awards are restricted as to sale or disposition. These restrictions lapse over the next year.

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80%

of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At December 31, 2025, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 11.8 million, of which 10.9 million were unvested.

A summary of unvested restricted equity award activity, which includes restricted stock units and restricted stock awards, for the year ended December 31, 2025, is presented below (in thousands, except weighted-average fair value):

		Weighted-average grant date fair value
Unvested December 31, 2024	11,533	$60.87
Granted	2,602	95.94
Vested	(2,675)	47.39
Cancelled	(600)	69.47
Unvested December 31, 2025	10,860	$72.12

At December 31, 2025, there was approximately $733.8 million of unrecognized compensation cost for all deferred awards, which is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of restricted stock units and restricted stock that vested or converted during the year ended December 31, 2025, was $126.8 million.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $23.5 million, $18.5 million, and $17.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2025 and 2024, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.3 billion and $2.0 billion, respectively, and the fair value of the collateral that had been sold or repledged was $651.2 million and $580.2 million, respectively.

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

At December 31, 2025 and 2024, Stifel Bancorp had outstanding commitments to originate loans aggregating $267.6 million and $207.2 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2025, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2025 and 2024, Stifel Bancorp had outstanding letters of credit totaling $91.9 million and $40.6 million, respectively. A majority of the standby letters of credit commitments at December 31, 2025, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2025 and 2024, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.4 billion and $5.4 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At December 31, 2025 and 2024, the expected credit losses for unfunded lending commitments was $28.7 million and $30.7 million, respectively.

NOTE 25 – Income Taxes

Income before income tax expense for the year ended December 31, 2025 (in thousands):

Domestic	$893,458
Foreign	(22,319)
Income before income tax expense	$871,139

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$156,134	$177,076	$127,771
State	45,804	51,192	39,361
Foreign	6,521	(565)	1,056
	208,459	227,703	168,188
Deferred taxes:
Federal	(21,766)	(26,804)	9,067
State	(1,997)	(4,456)	2,917
Foreign	2,664	622	3,984
	(21,099)	(30,638)	15,968
Provision for income taxes:
Federal	$134,368	$150,272	$136,838
State	43,807	46,736	42,278
Foreign	9,185	57	5,040
	$187,360	$197,065	$184,156

The following table presents income taxes paid, net of refunds, disaggregated by jurisdiction for the year ended December 31, 2025 (in thousands):

Federal (includes amounts paid for transferable tax credits)	$132,468
State and Local
Missouri *	10,083
Other	44,000
54,083
Foreign
Ireland *	12,581
Other	1,191
13,772
Total income taxes paid	$200,323

* Exceeds 5% of total income taxes paid, net of refunds, for the year ended December 31, 2025.

As discussed in Note 2 – Summary of Significant Accounting Policies, we adopted ASU 2023-09 on January 1, 2025, on a prospective basis. As a result, our rate reconciliation for the year ended December 31, 2025, is presented in accordance with the new disclosure requirements, while the reconciliations for the years ended December 31, 2024 and 2023, respectively, continue to be presented under disclosure requirements in effect for those periods.

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows for the year ended December 31, 2025, after the adoption of ASU 2023-09 (in thousands):

	Year Ended December 31, 2025
Income before income tax expense	$871,139
Statutory rate	182,939	21.0%
State and local income taxes, net of federal income tax effect *	34,204	3.9%
Foreign tax effects:
Other foreign jurisdictions	13,859	1.6%
Effect of cross-border tax laws	807	0.1%
Tax credits:
Purchased federal tax credit benefit	(16,347)	(1.9)%
Other tax credits	(3,020)	(0.3)%
Nontaxable or nondeductible items:
Share-based payment awards	(43,103)	(5.0)%
Compensation in excess of $1 million	11,577	1.3%
Other nondeductible items	5,739	0.7%
Changes in unrecognized tax benefits	54	0.0%
Other adjustments	651	0.1%
Effective tax rate	$187,360	21.5%

* The states and local jurisdictions that make up the majority (greater than 50%) of the state and local income tax, net of federal income tax effect are New York, Missouri, New York City, and California.

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows for the years ended December 31, 2024 and 2023, before the adoption of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Statutory rate	$194,973	$148,405
State income taxes, net of federal income tax	35,986	34,012
Non-deductible business expenses	16,857	25,177
Change in valuation allowance	10,565	21,931
Foreign tax rate difference	(3,104)	(2,471)
Federal tax credits	(14,396)	(7,002)
Excess tax benefit from stock-based compensation	(44,717)	(31,109)
Other, net	901	(4,787)
	$197,065	$184,156

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Lease liabilities	$213,475	$222,808
Deferred compensation	89,954	90,083
Accrued expenses	73,007	35,782
Net operating loss carryforwards	65,340	56,882
Receivable reserves	53,424	55,467
Unrealized loss on investments	28,649	54,706
Other	4,643	—
Total deferred tax assets	528,492	515,728
Valuation allowance	(59,984)	(57,250)
	468,508	458,478
Deferred tax liabilities:
Lease right-of-use assets	(197,440)	(207,821)
Goodwill and other intangibles	(92,232)	(81,569)
Depreciation	(20,720)	(5,069)
Prepaid expenses	(6,912)	(8,031)
Other	—	(3,610)
	(317,304)	(306,100)
Net deferred tax asset	$151,204	$152,378

Our net deferred tax asset at December 31, 2025, includes net operating loss carryforwards of $120.7 million that expire between 2025 and 2044. Certain of our net operating loss carryforwards do not expire. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $2.7 million. We believe the realization of the remaining net deferred tax asset of $151.2 million is more likely than not based on the ability to carry back certain tax attributes against prior year taxable income for tax years before 2025 and to carry forward net operating losses indefinitely after 2025, and expectations of future taxable income, which is supported by a history of cumulative income.

The material amount of the deferred tax asset valuation allowance relates to the net operating loss carryforwards in our foreign jurisdictions, primarily in the U.K., Germany, and Canada. These foreign net operating loss carryforwards total $51.9 million of the deferred tax asset valuation allowance. The negative evidence considered was the three-year cumulative loss analysis at the entity and jurisdictional level. We could not identify enough positive evidence, through forecasts, the reversal of deferred tax liabilities, or tax planning strategies, to overcome the negative evidence from the three-year cumulative loss.

We have $3.9 million of the deferred tax asset valuation allowance related to other foreign components of the deferred tax asset, mainly deferred compensation from restricted stock units and cash debentures. The negative evidence considered here was the three-year cumulative loss analysis as well. We have an additional $2.7 million of state net operating loss carryforwards included in the deferred tax asset valuation allowance. The negative evidence considered was a three-year cumulative loss analysis for a separate entity filing state returns. We have approximately $9.2 million of net operating loss carryforwards that do not require a valuation allowance.

At December 31, 2025, the Company’s current income tax payable, included in accounts payable and accrued expenses, was a debit balance of $29.0 million and will be used to reduce future income tax payments. At December 31, 2024, the Company’s current income tax payable, included in accounts payable and accrued expenses, was $5.8 million. The current tax receivable, included in other assets, is $64.5 million and $30.1 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Uncertain Tax Positions

As of December 31, 2025 and 2024, we had $5.5 million and $5.5 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes in the consolidated statements of operations. As of December 31, 2025 and 2024, we had accrued interest and penalties of $0.4 million and $0.3 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses in our consolidated statements of financial condition. The amount of interest and penalties recognized in our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2023 to December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$5,505	$5,430	$5,271
Increase related to prior year tax positions	—	428	112
Decrease related to prior year tax positions	(261)	(324)	(63)
Increase related to current year tax positions	1,000	1,072	1,083
Decrease related to settlements with taxing authorities	—	(499)	—
Decrease related to lapsing of statute of limitations	(779)	(602)	(973)
Ending balance	$5,465	$5,505	$5,430

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal examination for taxable years before 2022. We are not subject to certain state and local, or non-U.S. income tax examinations for taxable years before 2015.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law in the U.S., which includes a broad range of tax reform provisions. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation, and repeal of non-U.S. corporations’ fiscal year-end. We elected to expense its domestic research and development expenditures and take 100% bonus depreciation for qualified assets for U.S. tax purposes. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the years ended December 31, 2025, 2024, and 2023, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Global Wealth Management
Net revenues	$3,536,780	$3,283,960	$3,049,962
Compensation and benefits	1,752,199	1,605,148	1,415,210
Non-compensation operating expenses	679,397	470,870	418,930
Income before income taxes	$1,105,184	$1,207,942	$1,215,822
Institutional Group
Net revenues	$1,914,846	$1,592,833	$1,226,317
Compensation and benefits	1,153,895	959,602	841,671
Non-compensation operating expenses	431,512	409,831	382,546
Income before income taxes	$329,439	$223,400	$2,100
Other
Net revenues	$78,104	$93,527	$72,665
Compensation and benefits	366,036	351,479	297,700
Non-compensation operating expenses	275,552	244,946	286,195
Loss before income taxes	$(563,484)	$(502,898)	$(511,230)
Consolidated
Net revenues (1)	$5,529,730	$4,970,320	$4,348,944
Compensation and benefits	3,272,130	2,916,229	2,554,581
Non-compensation operating expenses	1,386,461	1,125,647	1,087,671
Income from operations before income tax expense	$871,139	$928,444	$706,692

(1) No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2025, 2024, and 2023.

The following table presents our company’s total assets on a segment basis at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Global Wealth Management	$36,086,157	$34,894,973
Institutional Group	4,996,613	4,788,640
Other	188,012	211,927
	$41,270,782	$39,895,540

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2025, 2024, and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$5,196,838	$4,705,379	$4,095,476
United Kingdom	180,176	158,810	152,125
Canada	80,543	40,536	40,034
Other	72,173	65,595	61,309
	$5,529,730	$4,970,320	$4,348,944

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income	$683,779	$731,379	$522,536
Preferred dividends	37,281	37,281	37,281
Net income available to common shareholders	$646,498	$694,098	$485,255
Shares for basic and diluted calculation:
Average shares used in basic computation	103,497	104,066	106,661
Dilutive effect of stock options and units (1)	6,555	6,909	6,792
Average shares used in diluted computation	110,052	110,975	113,453
Earnings per common share:
Basic	$6.25	$6.67	$4.55
Diluted	$5.87	$6.25	$4.28

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the years ended December 31, 2025, 2024, and 2023, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the year ended December 31, 2025, we declared and paid cash dividends of $1.84 per common share. During the year ended December 31, 2024, we declared and paid cash dividends of $1.68 per common share. During the year ended December 31, 2023, we declared and paid cash dividends of $1.44 per common share.

NOTE 28 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2025, the maximum number of shares that may yet be purchased under this plan was 7.6 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the year ended December 31, 2025, we repurchased $244.6 million or 2.5 million shares using existing Board authorizations at an average price of $98.28 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2024, we repurchased $144.0 million or 1.7 million shares using existing Board authorizations at an average price of $83.42 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Preferred Stock

The Company has 3,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Company’s option subject to certain terms. This stock may be issued in series, and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.

As of December 31, 2015, the Company has three outstanding series of non-convertible, non-cumulative preferred stock: 6.25% non-cumulative perpetual preferred stock, Series B; 6.125% non-cumulative perpetual preferred stock, Series C; and 4.50% non-cumulative perpetual preferred stock, Series D. The liquidation value per share is $25. During the years ended December 31, 2025, 2024, and 2023, we declared and paid cash dividends of $37.3 million, respectively.

Treasury Stock

As of December 31, 2025 and 2024, the Company had approximately 10.0 million and 9.5 million shares held as treasury stock, respectively. During the years ended December 31, 2025 and 2024, we issued 2.0 million and 2.9 million, respectively, of common stock from treasury primarily as a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs require consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At December 31, 2025, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 9 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following tables present the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$32,100	$6,691

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$148,463	$132,035

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$501,229	$264,951	$46,940
Partnership Interests	371,063	771	—
	$872,292	$265,722	$46,940

	December 31, 2024
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$400,188	$191,170	$40,130
Partnership Interests	331,884	2,227	—
	$732,072	$193,397	$40,130

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

Stock Split

On January 26, 2026, our Board declared a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on February 26, 2026, to shareholders of record as of February 12, 2026. Trading will begin on a split-adjusted basis on February 27, 2026. On January 26, 2026, the Company had approximately 103.1 million shares outstanding, or 154.7 million shares outstanding on a split-adjusted basis. The accompanying consolidated financial statements and notes to the consolidated financial statements are not adjusted for the stock split.

Amended Credit Agreement

On February 4, 2026, the Company entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with respect to its existing unsecured Credit Agreement, dated September 27, 2023, (the “Credit Agreement”), among the Company and Stifel (the “Borrowers”) and a syndicate of lenders led by Bank of America, N.A., as administrative agent. Concurrently with, and conditional upon, the effectiveness of the Amended and Restated Credit Agreement, all of the commitments under the Borrowers’ existing Credit Agreement were terminated.

The Amended and Restated Credit Agreement has a maturity date of February 4, 2031, and provides for a committed unsecured revolving borrowing facility for maximum aggregate borrowings of up to $1.0 billion depending on the amount of outstanding borrowings of the Borrowers from time to time during the duration of the Amended and Restated Credit Agreement. The interest rates on borrowings under the Amended and Restated Credit Agreement are variable and are based on the Secured Overnight Financing Rate.

The Borrowers can draw upon this facility as long as certain restrictive covenants are maintained. Under the Amended and Restated Credit Agreement, the Borrowers are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and the Company’s bank subsidiaries are required to maintain their status as well-capitalized, as defined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control  Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2025, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Stifel Financial Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Stifel Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

St. Louis, Missouri
February 24, 2026

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no directors or executive officers entered into, modified, or terminated contracts, instructions, or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which shareholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics, which is applicable to all directors and executive officers, which is available on our website and is filed herewith as Exhibit 14. We intend to post amendments to or waivers from our Code of Business Conduct and Ethics on our website as required by applicable law.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors and other related matters is contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2025, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted- average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	11,815,878	$74.62	3,028,309
Equity compensation plans not approved by the shareholders	—	—	—
	11,815,878	$74.62	3,028,309

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

Information regarding security ownership of certain beneficial owners and management is contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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
YEAR ENDED DECEMBER 31, 2025

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

3.5	Certificate of Designations of 6.125% Preferred Stock, Series C, incorporated by reference to Exhibit 7 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

3.6	Certificate of Designations of 4.50% Preferred Stock, Series D, incorporated by reference to Exhibit 8 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.1	Deposit Agreement dated February 28, 2019, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.2	Form of Depository Receipt, incorporated herein by reference to Exhibit 4.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 28, 2019.

4.3	Deposit Agreement, dated May 19, 2020, incorporated by reference to Exhibit 8 of Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.4	Form of certificate representing the Series C Preferred Stock, incorporated by reference to Exhibit 9 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.5

Form of depositary receipt representing the Depositary Shares (included as Exhibit A to the Deposit Agreement dated May 19, 2020), incorporated by reference to Exhibit 4.3 to Stifel Financial Corp.’s Form 8-A filed on May 19, 2020.

4.6	Deposit Agreement, dated July 22, 2021, incorporated by reference to Exhibit 9 of Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.7	Form of certificate representing the Series D Preferred Stock, incorporated by reference to Exhibit 10 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.8

Form of depositary receipt representing the Depositary Shares (included as Exhibit A to the Deposit Agreement dated July 22, 2021), incorporated by reference to Exhibit 11 to Stifel Financial Corp.’s Form 8-A filed on July 22, 2021.

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.

4.10

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

10.3	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997.* (P)

10.4	Stifel Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (333-60516) filed on May 9, 2001. *

10.5	Stifel Financial Corp. 2017 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on December 22, 2017. *

10.6

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

10.8	Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on May 15, 2020.*

10.9	Stifel Financial Corp., Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 4, 2015.*

10.10

First Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 20, 2015.*

10.11

Second Amendment to Stifel Financial Corp. Wealth Accumulation Plan 2015 Restatement, incorporated herein by reference to Exhibit 12(f) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016. *

10.12	Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 13, 2017. *

10.13

Stifel Financial Corp. Wealth Accumulation Plan 2017 Restatement, as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 13, 2018.*

10.14	Stifel Financial Corp. Wealth Accumulation Plan 2019 Restatement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.15	Form of Restricted Stock Unit Award Agreement (Performance RSUs), incorporated by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.16	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 6, 2019. *

10.17	Form of Restricted Cash Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 2, 2021. *

10.18	Form of Deferred Award Agreement, incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on November 5, 2021. *

10.19

Form of Deferred Award Agreement pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.36 to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February16, 2024. *

10.20

Form of Restricted Cash Award Agreement pursuant to the Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on March 8, 2024. *

10.21	Stifel Financial Corp. Wealth Accumulation Plan (2025 Restatement), incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 7, 2025. *

10.22

Stifel Financial Corp. Restricted Stock Unit Award Agreement (Performance RSUs), incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 7, 2025. *

10.23	Stifel Financial Corp. Deferred Award Agreement, incorporated herein by reference to Exhibit 10.3 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 7, 2025. *

10.24

Credit Agreement, dated as of September 27, 2023, among Stifel Financial Corp. and Stifel Nicolaus & Company, Incorporated, the Lenders party thereto, and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on September 28, 2023.

11	Computation of Per Share Earnings is set forth in Note 27 of Notes to Consolidated Financial Statements included in this Form 10-K.

14	Stifel Financial Corp. Code of Business Conduct and Ethics, filed herewith.

19	Insider Trading Policy, included in Exhibit 14.

21	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of James M. Marischen pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Ronald J. Kruszewski pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. **

32.2	Certification of James M. Marischen pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. **

97

Stifel Financial Corp. Incentive Compensation Recovery Policy, incorporated herein by reference to Exhibit 97 to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 16, 2024.

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2026.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2026.

/s/ Ronald J. Kruszewski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Marischen	Chief Financial Officer (Principal Financial and Accounting Officer)
James M. Marischen

/s/ Adam T. Berlew	Director
Adam T. Berlew
/s/ Maryam Brown	Director
Maryam Brown

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Lisa Carnoy	Director
Lisa Carnoy

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Jim Kavanaugh	Director
Jim Kavanaugh

/s/ Maura A. Markus	Director
Maura A. Markus

/s/ Victor J. Nesi	Director
Victor J. Nesi

/s/ David A. Peacock	Director
David A. Peacock

/s/ Thomas W. Weisel	Director
Thomas W. Weisel

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman