Form 10-Q
period 2026-03-31
STIFEL FINANCIAL CORP
filed 2026-05-04
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - April 30, 2026
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	153,401,769
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	March 31, 2026	December 31, 2025
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$2,899,370	$2,253,789
Cash segregated for regulatory purposes	29,196	29,018
Receivables:
Brokerage clients, net	1,527,947	1,138,094
Brokers, dealers, and clearing organizations	661,386	571,663
Securities purchased under agreements to resell	746,375	564,162
Financial instruments owned, at fair value	1,657,349	1,427,835
Available-for-sale securities, at fair value	1,588,549	1,593,390
Held-to-maturity securities, at amortized cost	6,861,227	6,549,054
Loans:
Held for investment, net	21,836,987	21,925,257
Held for sale, at lower of cost or fair value	348,331	502,199
Investments, at fair value	84,585	81,825
Fixed assets, net	229,660	197,119
Operating lease right-of-use assets, net	780,414	788,477
Goodwill	1,463,858	1,463,858
Intangible assets, net	97,440	108,045
Loans and advances to financial advisors and other employees, net	703,494	744,635
Deferred tax assets, net	135,520	151,204
Other assets	1,241,464	1,181,158
Total assets	$42,893,152	$41,270,782
Liabilities
Payables:
Brokerage clients, net	$803,149	$431,583
Brokers, dealers, and clearing organizations	664,630	303,378
Drafts	92,623	142,916
Securities sold under agreements to repurchase	862,954	651,236
Bank deposits	30,797,336	29,752,063
Financial instruments sold, but not yet purchased, at fair value	924,385	793,626
Accrued compensation	522,657	988,952
Lease liabilities, net	849,055	855,899
Accounts payable and accrued expenses	719,232	701,369
Senior notes, net	617,649	617,443
Debentures to Stifel Financial Capital Trusts	55,000	55,000
Total liabilities	36,908,670	35,293,465
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 194,000,000 shares; issued 167,494,246 and 167,494,164 shares, respectively	25,124	25,124
Additional paid-in-capital	1,821,332	1,907,949
Retained earnings	4,269,894	4,163,363
Accumulated other comprehensive loss	(27,209)	(17,809)
Treasury stock, at cost, 13,677,414 and 14,997,515 shares, respectively	(789,659)	(786,310)
Total equity	5,984,482	5,977,317
Total liabilities and equity	$42,893,152	$41,270,782

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenues:
Commissions	$207,834	$193,670
Principal transactions	150,221	141,660
Investment banking	341,412	237,942
Asset management	459,457	409,541
Interest	451,049	475,632
Other income	55,679	10,581
Total revenues	1,665,652	1,469,026
Interest expense	187,491	213,557
Net revenues	1,478,161	1,255,469
Non-interest expenses:
Compensation and benefits	848,334	732,220
Occupancy and equipment rental	99,695	90,766
Communications and office supplies	51,021	49,513
Commissions and floor brokerage	15,041	16,806
Provision for credit losses	6,535	12,020
Other operating expenses	131,463	290,780
Total non-interest expenses	1,152,089	1,192,105
Income from operations before income tax expense	326,072	63,364
Provision for income taxes	74,653	10,372
Net income	251,419	52,992
Preferred dividends	9,320	9,320
Net income available to common shareholders	$242,099	$43,672

Earnings per common share:
Basic	$1.56	$0.28
Diluted	$1.48	$0.26

Cash dividends declared per common share	$0.34	$0.31

Weighted-average number of common shares outstanding:
Basic	155,508	157,146
Diluted	163,444	165,953

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$251,419	$52,992
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(6,351)	20,814
Foreign currency translation adjustment	(3,049)	3,073
Total other comprehensive income/(loss), net of tax	(9,400)	23,887
Total comprehensive income	$242,019	$76,879

(1)
Net of tax benefit of $2.8 million and tax expense of $4.7 million for the three months ended March 31, 2026 and 2025, respectively.
(2)
There were no reclassifications to earnings for the three months ended March 31, 2026 and 2025.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	25,124	25,124
Issuance of common stock	—	—
Balance, end of period	25,124	25,124
Additional paid-in-capital:
Balance, beginning of period	1,907,949	1,887,193
Unit amortization, net of forfeitures	53,022	46,888
Distributions under employee plans	(139,713)	(130,912)
Other	74	(51)
Balance, end of period	1,821,332	1,803,118
Retained earnings:
Balance, beginning of period	4,163,363	3,794,609
Net income	251,419	52,992
Dividends declared:
Common	(57,670)	(52,778)
Preferred	(9,320)	(9,320)
Distributions under employee plans	(81,132)	(65,053)
Other	3,234	54
Balance, end of period	4,269,894	3,720,504
Accumulated other comprehensive loss:
Balance, beginning of period	(17,809)	(75,638)
Unrealized gains/(losses) on securities, net of tax	(6,351)	20,814
Foreign currency translation adjustment, net of tax	(3,049)	3,073
Balance, end of period	(27,209)	(51,751)
Treasury stock, at cost:
Balance, beginning of period	(786,310)	(629,518)
Distributions under employee plans	93,059	78,882
Common stock repurchased	(96,408)	(93,173)
Balance, end of period	(789,659)	(643,809)
Total Shareholders' Equity	$5,984,482	$5,538,186

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$251,419	$52,992
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,306	15,009
Amortization of loans and advances to financial advisors and other employees	38,008	35,796
Amortization of premium on investment portfolio	1,432	1,727
Provision for credit losses	6,535	12,020
Amortization of intangible assets	10,548	5,396
Deferred income taxes	17,904	(29,668)
Stock-based compensation	65,680	57,633
Gain on sale of business	(49,784)	—
Unrealized (gains)/losses on investments	599	(405)
Gain on sale of leased aircraft engines	—	(3,610)
Other, net	12,514	1,638
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	(389,853)	(53,407)
Brokers, dealers, and clearing organizations	(89,723)	48,306
Securities purchased under agreements to resell	(182,213)	(113,874)
Financial instruments owned	(229,514)	(250,148)
Loans originated as held for sale	(611,999)	(512,027)
Proceeds from loans held for sale	781,466	543,192
Loans and advances to financial advisors and other employees, net	(18,545)	(24,060)
Other assets	(56,286)	81,775
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients, net	371,566	5,055
Brokers, dealers, and clearing organizations	104,020	46,889
Drafts	(50,293)	(39,015)
Financial instruments sold, but not yet purchased	130,759	179,217
Accrued compensation	(466,295)	(390,840)
Other liabilities and accrued expenses	(5,824)	119,201
Net cash used in operating activities	$(342,573)	$(211,208)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, maturities, and calls of available-for-sale securities	$101,024	$88,000
Principal paydowns, maturities, and calls of held-to-maturity securities	344,381	615,712
Sale or maturity of investments	890	6
Disposition of business, net	59,061	—
Sale of leased aircraft engines	—	14,616
Decrease in loans held for investment, net	55,269	24,231
Payments for:
Purchase of fixed assets	(47,847)	(16,573)
Purchase of available-for-sale securities	(106,209)	(90,408)
Purchase of held-to-maturity securities	(656,550)	(807,335)
Purchase of investments	(6,196)	(768)
Net cash used in investing activities	(256,177)	(172,519)
Cash Flows From Financing Activities:
Payment of contingent consideration	(57)	(128)
Increase in securities sold under agreements to repurchase	211,718	104,391
Increase in bank deposits, net	1,045,273	537,045
Increase in securities loaned	257,232	113,316
Proceeds from borrowings	45,000	—
Repayment of borrowings	(10,000)	—
Repayment of short-term debt	—	(18,177)
Tax payments related to shares withheld for stock-based compensation plans	(125,715)	(114,596)
Repurchase of common stock	(96,408)	(93,173)
Cash dividends on preferred stock	(9,320)	(9,320)
Cash dividends paid to common stock and equity-award holders	(70,165)	(62,850)
Net cash provided by financing activities	1,247,558	456,508
Effect of exchange rate changes on cash	(3,049)	3,073
Increase in cash, cash equivalents, and cash segregated for regulatory purposes	645,759	75,854
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,282,807	2,678,203
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$2,928,566	$2,754,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$188,350	$215,510
Cash paid for income taxes, net of refunds	5,994	8,033
Noncash investing and financing activities:
Transfer of loans held for investment to held for sale	25,314	469,741
Unit grants, net of forfeitures	187,098	158,245

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,899,370	$2,253,789
Cash segregated for regulatory purposes	29,196	29,018
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,928,566	$2,282,807

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.

On January 26, 2026, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on February 26, 2026, to shareholders of record as of February 12, 2026. All share and per share information has been retroactively adjusted to reflect the stock split.

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC (“SIA”), a wholly owned subsidiary and independent contractor broker-dealer, for cash consideration to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc. We recognized a gain on the sale of $49.8 million that is included in other income in the accompanying consolidated statements of operations. The results of operations of SIA have been included in our results up to the date of disposition.

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

NOTE 2 – Summary of Significant Accounting Policies

See Note 2 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a full description of the Company's significant accounting policies.

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for credit losses. Our allowance for credit losses was approximately $31.1 million and $32.3 million at March 31, 2026 and December 31, 2025, respectively.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2026 and December 31, 2025, included (in thousands):

	March 31, 2026	December 31, 2025
Deposits paid for securities borrowed	$363,277	$315,561
Receivable from clearing organizations	270,285	248,371
Securities failed to deliver	27,824	7,731
Total receivables from brokers, dealers, and clearing organizations	$661,386	$571,663

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2026 and December 31, 2025, included (in thousands):

	March 31, 2026	December 31, 2025
Deposits received from securities loaned	$509,368	$252,137
Securities failed to receive	86,722	30,906
Payable to clearing organizations	68,540	20,335
Total payables to brokers, dealers, and clearing organizations	$664,630	$303,378

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$32,197	$16,223	$31,819	$16,508
Money market funds	2,450	—	2,340	—
Mutual funds	647	—	668	—
Private equity funds	291	—	290	—
Total fair value of funds measured at NAV	$35,585	$16,223	$35,117	$16,508

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities and corporate equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities not actively traded, fixed income securities, and equity securities infrequently traded.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, are presented below (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$8,227	$8,227	$—	$—
U.S. government agency securities	321,696	—	321,696	—
Agency mortgage-backed securities	497,724	—	497,724	—
Asset-backed securities	132,752	—	132,252	500
Corporate securities:
Fixed income securities	332,056	—	332,056	—
Equity securities	60,180	52,452	7,728	—
State and municipal securities	222,931	—	222,931	—
Other (1)	81,783	—	6,128	75,655
Total financial instruments owned	1,657,349	60,679	1,520,515	76,155
Available-for-sale securities:
U.S. government agency securities	2,386	—	2,386	—
State and municipal securities	2,326	—	2,326	—
Mortgage-backed securities:
Agency	1,151,131	—	1,151,131	—
Commercial	1,318	—	1,318	—
Non-agency	138	—	138	—
Corporate fixed income securities	334,705	—	334,705	—
Asset-backed securities	96,545	—	96,545	—
Total available-for-sale securities	1,588,549	—	1,588,549	—
Investments:
Corporate equity securities	36,530	12,879	4,240	19,411
Auction rate securities	554	—	—	554
Other (2)	14,366	—	—	14,366
Investments in funds and partnerships measured at NAV	33,135
Total investments	84,585	12,879	4,240	34,331
Derivative contracts (3)	65,558		65,558
Subtotal	3,396,041	73,558	3,178,862	110,486
Cash equivalents measured at NAV	2,450
Total assets at fair value on a recurring basis	$3,398,491	$73,558	$3,178,862	$110,486

(1) Includes syndicated loans and non-agency mortgage-backed securities.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$603,437	$603,437	$—	$—
Agency mortgage-backed securities	154,512	—	154,512	—
Corporate securities:
Fixed income securities	155,972	—	155,972	—
Equity securities	9,248	9,123	125	—
Other (4)	1,216	—	—	1,216
Total financial instruments sold, but not yet purchased	924,385	612,560	310,609	1,216
Derivative contracts (5)	65,570	—	65,570	—
Total liabilities at fair value on a recurring basis	$989,955	$612,560	$376,179	$1,216

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2025	$4,040	$114	$56,898	$19,446	$551	$13,560
Unrealized gains/(losses)	(534)	—	(20)	(35)	3	806
Realized losses	(2)	(10)	—	—	—	—
Purchases	—	—	28,105	—	—	—
Sales	(3,004)	(104)	—	—	—	—
Redemptions	—	—	(9,328)	—	—	—
Net change	(3,540)	(114)	18,757	(35)	3	806
Balance at March 31, 2026	$500	$—	$75,655	$19,411	$554	$14,366

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2026, relating to Level 3 assets still held at March 31, 2026, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of March 31, 2026 and December 31, 2025, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,899,370	$2,899,370	$2,253,789	$2,253,789
Cash segregated for regulatory purposes	29,196	29,196	29,018	29,018
Securities purchased under agreements to resell	746,375	746,375	564,162	564,162
Financial instruments owned	1,657,349	1,657,349	1,427,835	1,427,835
Available-for-sale securities	1,588,549	1,588,549	1,593,390	1,593,390
Held-to-maturity securities	6,861,227	6,850,934	6,549,054	6,565,484
Bank loans	21,836,987	21,588,713	21,925,257	21,610,180
Loans held for sale	348,331	348,331	502,199	502,199
Investments	84,585	84,585	81,825	81,825
Derivative contracts (1)	65,558	65,558	71,297	71,297
Financial liabilities:
Securities sold under agreements to repurchase	$862,954	$862,954	$651,236	$651,236
Bank deposits	30,797,336	30,797,148	29,752,063	29,752,095
Financial instruments sold, but not yet purchased	924,385	924,385	793,626	793,626
Senior notes	617,649	560,861	617,443	576,180
Debentures to Stifel Financial Capital Trusts	55,000	51,285	55,000	51,582
Derivative contracts (2)	65,570	65,570	71,311	71,311

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values and fair value hierarchy of financial instruments that are not recorded at fair value in the consolidated statements of financial condition or measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,896,920	$2,896,920	$—	$—
Cash segregated for regulatory purposes	29,196	29,196	—	—
Securities purchased under agreements to resell	746,375	—	746,375	—
Held-to-maturity securities	6,850,934	—	6,789,467	61,467
Bank loans	21,588,713	—	21,505,798	82,915
Loans held for sale	348,331	—	323,017	25,314
Financial liabilities:
Securities sold under agreements to repurchase	$862,954	$—	$862,954	$—
Bank deposits	30,797,148	—	30,797,148	—
Senior notes	560,861	560,861	—	—
Debentures to Stifel Financial Capital Trusts	51,285	—	—	51,285

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,251,449	$2,251,449	$—	$—
Cash segregated for regulatory purposes	29,018	29,018	—	—
Securities purchased under agreements to resell	564,162	—	564,162	—
Held-to-maturity securities	6,565,484	—	6,495,393	70,091
Bank loans	21,610,180	—	21,515,785	94,395
Loans held for sale	502,199	—	502,199	—
Financial liabilities:
Securities sold under agreements to repurchase	$651,236	$—	$651,236	$—
Bank deposits	29,752,095	—	29,752,095	—
Senior notes	576,180	576,180	—	—
Debentures to Stifel Financial Capital Trusts	51,582	—	—	51,582

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2026 and December 31, 2025.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2026 and December 31, 2025 approximate fair value due to their short-term nature.

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

Bank Loans

The fair values of mortgage loans and commercial loans were primarily estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans, with similar remaining maturities, would be made and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The estimated fair value of individually evaluated loans may include peer multiples, discounted cash flow, and collateral liquidation each of which includes unobservable inputs and judgments within.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2026 and December 31, 2025 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Financial instruments owned:
U.S. government securities	$8,227	$5,196
U.S. government agency securities	321,696	174,478
Agency mortgage-backed securities	497,724	515,634
Asset-backed securities	132,752	143,723
Corporate securities:
Fixed income securities	332,056	295,570
Equity securities	60,180	55,312
State and municipal securities	222,931	174,579
Other (1)	81,783	63,343
Total financial instruments owned	$1,657,349	$1,427,835
Financial instruments sold, but not yet purchased:
U.S. government securities	$603,437	$475,449
Agency mortgage-backed securities	154,512	154,983
Corporate securities:
Fixed income securities	155,972	145,582
Equity securities	9,248	16,363
Other (2)	1,216	1,249
Total financial instruments sold, but not yet purchased	$924,385	$793,626

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans and state and municipal securities.

At March 31, 2026 and December 31, 2025, financial instruments owned in the amount of $738.4 million and $523.4 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,448	$3	$(65)	$2,386
State and municipal securities	2,325	1	—	2,326
Mortgage-backed securities:
Agency	1,238,073	3,026	(89,968)	1,151,131
Commercial	1,342	—	(24)	1,318
Non-agency	142	—	(4)	138
Corporate fixed income securities	361,238	59	(26,592)	334,705
Asset-backed securities	96,771	56	(282)	96,545
Total available-for-sale securities	$1,702,339	$3,145	$(116,935)	$1,588,549
Held-to-maturity securities (2)
Asset-backed securities	$6,861,227	$2,229	$(12,522)	$6,850,934

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,440	$6	$(65)	$2,381
State and municipal securities	2,325	1	—	2,326
Mortgage-backed securities:
Agency	1,181,888	4,652	(85,128)	1,101,412
Commercial	2,136	—	(23)	2,113
Non-agency	156	—	(4)	152
Corporate fixed income securities	400,053	94	(24,397)	375,750
Asset-backed securities	109,591	108	(443)	109,256
Total available-for-sale securities	$1,698,589	$4,861	$(110,060)	$1,593,390
Held-to-maturity securities (2)
Asset-backed securities	$6,549,054	$18,943	$(2,513)	$6,565,484

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2026, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at March 31, 2026 and December 31, 2025 was $83.8 million and $84.1 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three months ended March 31, 2026 and 2025.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at March 31, 2026 and December 31, 2025 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$97,972	$97,018	$104,503	$103,686
After one year through three years	25,993	24,608	38,192	36,763
After three years through five years	178,833	161,046	105,181	98,421
After five years through ten years	157,735	147,558	260,454	241,770
After ten years	1,241,806	1,158,319	1,190,259	1,112,750
Total available-for-sale securities	$1,702,339	$1,588,549	$1,698,589	$1,593,390
Held-to-maturity securities
After three years through five years	176,249	175,916	157,770	157,868
After five years through ten years	1,145,693	1,145,001	1,494,530	1,495,893
After ten years	5,539,285	5,530,017	4,896,754	4,911,723
Total held-to-maturity securities	$6,861,227	$6,850,934	$6,549,054	$6,565,484

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at March 31, 2026, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities
U.S. government agency securities	$—	$2,386	$—	$—	$2,386
State and municipal securities	—	2,326	—	—	2,326
Mortgage-backed securities:
Agency	6	17,317	56,656	1,077,152	1,151,131
Commercial	—	—	—	1,318	1,318
Non-agency	—	—	138	—	138
Corporate fixed income securities	97,012	163,625	74,068	—	334,705
Asset-backed securities	—	—	16,696	79,849	96,545
Total available-for-sale securities	$97,018	$185,654	$147,558	$1,158,319	$1,588,549
Held-to-maturity securities
Asset-backed securities	$—	$176,249	$1,145,693	$5,539,285	$6,861,227

At March 31, 2026 and December 31, 2025, securities of $943.1 million and $880.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At March 31, 2026 and December 31, 2025, securities of $3.5 billion and $3.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following tables show the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(65)	$1,909	$(65)	$1,909
Mortgage-backed securities:
Agency	(3,793)	326,871	(86,175)	576,777	(89,968)	903,648
Commercial	—	—	(24)	1,318	(24)	1,318
Non-agency	—	—	(4)	138	(4)	138
Corporate fixed income securities	(1,306)	13,108	(25,286)	316,538	(26,592)	329,646
Asset-backed securities	(9)	21,691	(273)	50,996	(282)	72,687
Total available-for-sale securities	$(5,108)	$361,670	$(111,827)	$947,676	$(116,935)	$1,309,346

At March 31, 2026, the amortized cost of 217 securities classified as available for sale exceeded their fair value by $116.9 million, of which $111.8 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at March 31, 2026, was $1.3 billion, which was 82.4% of our available-for-sale portfolio.

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(65)	$1,905	$(65)	$1,905
Mortgage-backed securities:
Agency	(178)	132,279	(84,950)	599,689	(85,128)	731,968
Commercial	—	—	(23)	2,113	(23)	2,113
Non-agency	—	—	(4)	152	(4)	152
Corporate fixed income securities	(1,201)	23,252	(23,196)	333,905	(24,397)	357,157
Asset-backed securities	—	—	(443)	61,717	(443)	61,717
Total available-for-sale securities	$(1,379)	$155,531	$(108,681)	$999,481	$(110,060)	$1,155,012

At December 31, 2025, the amortized cost of 204 securities classified as available for sale exceeded their fair value by $110.1 million, of which $108.7 million related to investment securities that had been in a loss position for 12 months or longer. The total fair value of these investments at December 31, 2025, was $1.2 billion, which was 72.5% of our available-for-sale portfolio.

Credit Quality Indicators

The Company uses ratings assigned by nationally recognized rating agencies, which primarily includes S&P, Moody’s, and Fitch Ratings Inc., as the primary credit quality indicator for its investment portfolio. Each security is evaluated at least quarterly. The indicators represent the rating for debt securities, as of the date presented, based on the most recent assessment performed.

At March 31, 2026, approximately 88% of our available-for-sale securities were backed by the United States government or rated A or higher by nationally recognized rating agencies.

The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at March 31, 2026 (in thousands):

	AAA	AA	Total
Held-to-maturity securities
Asset-backed securities	$4,164,284	$2,696,943	$6,861,227

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at March 31, 2026 and December 31, 2025 (in thousands, except percentages):

	March 31, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Residential real estate	$9,363,547	42.6%	$9,254,939	41.9%
Commercial and industrial	4,170,090	19.0	4,135,091	18.7
Fund banking	3,737,366	17.0	4,096,649	18.6
Securities-based loans	2,749,987	12.5	2,672,431	12.1
Construction and land	1,229,903	5.6	1,214,450	5.5
Commercial real estate	440,993	2.0	423,474	1.9
Home equity lines of credit	233,334	1.1	225,196	1.0
Other	38,240	0.2	44,533	0.3
Gross bank loans	21,963,460	100.0%	22,066,763	100.0%
Loans in process/(unapplied loan payments), net	(10,549)		(10,779)
Unamortized loan fees, net	(746)		1,518
Allowance for credit losses on loans	(115,178)		(132,245)
Loans held for investment, net	$21,836,987		$21,925,257

At March 31, 2026 and December 31, 2025, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $97.7 million and $98.4 million, respectively.

At March 31, 2026 and December 31, 2025, we had loans held for sale of $348.3 million and $502.2 million, respectively. For the three months ended March 31, 2026 and 2025, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $2.5 million and $0.6 million, respectively, from the sale of originated loans, net of fees and costs.

At March 31, 2026 and December 31, 2025, loans, primarily consisting of residential and commercial real estate loans of $8.8 billion and $8.6 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At March 31, 2026 and December 31, 2025, loans of $3.1 billion and $3.1 billion, respectively, were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at March 31, 2026 and December 21, 2025 was $88.6 million and $90.7 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31, 2026
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,612	$8,924	$(24,755)	$—	$76,781
Residential real estate	11,264	(276)	—	—	10,988
Construction and land	10,567	(272)	—	—	10,295
Fund banking	8,193	(718)	—	—	7,475
Commercial real estate	5,650	1	—	—	5,651
Securities-based loans	3,254	46	—	—	3,300
Home equity lines of credit	134	(14)	—	—	120
Other	571	(4)	—	1	568
Total allowance for credit losses	$132,245	$7,687	$(24,755)	$1	$115,178

	Three Months Ended March 31, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,698	$11,402	$(11,806)	$—	$92,294
Construction and land	12,866	385	—	—	13,251
Residential real estate	11,061	111	—	—	11,172
Fund banking	10,792	(546)	—	—	10,246
Commercial real estate	8,057	1,309	—	—	9,366
Securities-based loans	2,917	11	—	—	2,928
Home equity lines of credit	317	(147)	—	—	170
Other	600	26	—	8	634
Total allowance for credit losses	$139,308	$12,551	$(11,806)	$8	$140,061

During the three months ended March, 31, 2026, we recorded $6.5 million of provision for credit losses, including $7.7 million of the reserve for credit losses for funded loans, partially offset by a release of $1.1 million of the allowance for credit losses on unfunded lending commitments. During the three months ended March 31, 2025, we recorded $12.0 million of provision for credit losses, including $12.5 million of the reserve for credit losses for funded loans, partially offset by a release of $0.5 million of the allowance for credit losses on unfunded lending commitments. The provision for credit losses related to the loan portfolio and the provision for unfunded lending commitments are included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables present the aging of the recorded investment in past due loans at March 31, 2026 and December 31, 2025 by portfolio segment (in thousands):

	As of March 31, 2026
	30 – 89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$16,759	$6,482	$23,241	$9,340,306	$9,363,547
Commercial and industrial	34,747	47,675	82,422	4,087,668	4,170,090
Fund banking	2,835	—	2,835	3,734,531	3,737,366
Securities-based loans	362	—	362	2,749,625	2,749,987
Construction and land	—	45,434	45,434	1,184,469	1,229,903
Commercial real estate	—	—	—	440,993	440,993
Home equity lines of credit	525	122	647	232,687	233,334
Other	83	—	83	38,157	38,240
Total gross bank loans	$55,311	$99,713	$155,024	$21,808,436	$21,963,460

* There were no loans past due 90 days and still accruing interest at March 31, 2026.

	As of March 31, 2026
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$59,151	$2,286	$61,437
Construction and land	—	37,952	37,952
Residential real estate	3,656	2,826	6,482
Home equity lines of credit	—	122	122
Total nonperforming loans	$62,807	$43,186	$105,993

	As of December 31, 2025
	30 – 89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$16,269	$3,488	$19,757	$9,235,182	$9,254,939
Commercial and industrial	51,000	55,236	106,236	4,028,855	4,135,091
Fund banking	1,774	—	1,774	4,094,875	4,096,649
Securities-based loans	514	—	514	2,671,917	2,672,431
Construction and land	—	45,434	45,434	1,169,016	1,214,450
Commercial real estate	—	—	—	423,474	423,474
Home equity lines of credit	499	515	1,014	224,182	225,196
Other	38	3	41	44,492	44,533
Total gross bank loans	$70,094	$104,676	$174,770	$21,891,993	$22,066,763

* There were no loans past due 90 days and still accruing interest at December 31, 2025.

	As of December 31, 2025
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$80,429	$2,307	$82,736
Construction and land	—	38,417	38,417
Residential real estate	1,033	2,455	3,488
Home equity lines of credit	—	515	515
Other	3	—	3
Total nonperforming loans	$81,465	$43,694	$125,159

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy, or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three months ended March 31, 2026 and 2025 were not material.

The gross interest income related to individually evaluated loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2026 and 2025, were immaterial to the consolidated financial statements.

Credit quality indicators

As of March 31, 2026, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2026 and December 31, 2025, 97.0% and 97.1% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of March 31, 2026
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,350,966	$6,099	$6,482	$—	$9,363,547
Commercial and industrial	3,879,305	83,152	146,196	61,437	4,170,090
Fund banking	3,737,366	—	—	—	3,737,366
Securities-based loans	2,749,987	—	—	—	2,749,987
Construction and land	1,087,585	58,932	45,434	37,952	1,229,903
Commercial real estate	365,294	13,642	62,057	—	440,993
Home equity lines of credit	232,701	511	122	—	233,334
Other	38,224	16	—	—	38,240
Total gross bank loans	$21,441,428	$162,352	$260,291	$99,389	$21,963,460

	As of December 31, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,247,024	$4,427	$3,488	$—	$9,254,939
Commercial and industrial	3,851,296	120,212	80,848	82,735	4,135,091
Fund banking	4,096,649	—	—	—	4,096,649
Securities-based loans	2,672,431	—	—	—	2,672,431
Construction and land	1,110,498	20,100	45,434	38,418	1,214,450
Commercial real estate	348,069	—	75,405	—	423,474
Home equity lines of credit	224,182	499	515	—	225,196
Other	44,530	3	—	—	44,533
Total gross bank loans	$21,594,679	$145,241	$205,690	$121,153	$22,066,763

	Term Loans Amortized Cost Basis by Origination Year – March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$471,024	$1,681,271	$903,580	$812,096	$2,220,965	$3,262,030	$—	$9,350,966
Special Mention	—	1,653	—	786	2,982	678	—	6,099
Substandard	—	—	122	—	4,262	2,098	—	6,482
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate	$471,024	$1,682,924	$903,702	$812,882	$2,228,209	$3,264,806	$—	$9,363,547
Commercial and industrial:
Pass	$164,720	$743,340	$745,165	$282,896	$489,283	$566,582	$887,319	$3,879,305
Special Mention	—	—	26,540	7,639	5,095	23,137	20,741	83,152
Substandard	—	—	29,239	—	63,736	26,984	26,237	146,196
Doubtful	—	1,584	4,246	4,939	25,190	17,540	7,938	61,437
Total commercial and industrial	$164,720	$744,924	$805,190	$295,474	$583,304	$634,243	$942,235	$4,170,090
Fund banking:
Pass	$122,500	$17,391	$12,975	$—	$991	$329	$3,583,180	$3,737,366
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total fund banking	$122,500	$17,391	$12,975	$—	$991	$329	$3,583,180	$3,737,366
Securities-based loans:
Pass	$200	$16,107	$5,952	$10,065	$1,113	$78,268	$2,638,282	$2,749,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total securities-based loans	$200	$16,107	$5,952	$10,065	$1,113	$78,268	$2,638,282	$2,749,987
Construction and land:
Pass	$—	$145,543	$90,649	$233,013	$391,104	$227,276	$—	$1,087,585
Special Mention	—	—	—	—	38,832	20,100	—	58,932
Substandard	—	—	—	—	45,434	—	—	45,434
Doubtful	—	—	—	—	—	37,952	—	37,952
Total construction and land	$—	$145,543	$90,649	$233,013	$475,370	$285,328	$—	$1,229,903
Commercial real estate:
Pass	$18,354	$41,599	$4,498	$16,556	$189,877	$91,410	$3,000	$365,294
Special Mention	—	—	13,642	—	—	—	—	13,642
Substandard	—	—	—	—	40,000	22,057	—	62,057
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$18,354	$41,599	$18,140	$16,556	$229,877	$113,467	$3,000	$440,993
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$232,701	$232,701
Special Mention	—	—	—	—	—	—	511	511
Substandard	—	—	—	—	—	—	122	122
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit	$—	$—	$—	$—	$—	$—	$233,334	$233,334
Other:
Pass	$—	$—	$—	$—	$3,991	$20,000	$14,233	$38,224
Special Mention	—	—	—	—	—	—	16	16
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other	$—	$—	$—	$—	$3,991	$20,000	$14,249	$38,240

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2025	Adjustments	Write-off	March 31, 2026
Goodwill
Global Wealth Management	$351,708	$—	$—	$351,708
Institutional Group	1,112,150	—	—	1,112,150
Total goodwill	$1,463,858	$—	$—	$1,463,858

	December 31, 2025	Adjustments	Amortization	March 31, 2026
Intangible assets
Global Wealth Management	$26,287	$—	$(972)	$25,315
Institutional Group	81,758	(57)	(9,576)	72,125
Total intangible assets	$108,045	$(57)	$(10,548)	$97,440

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$215,023	$131,432	$215,249	$128,575
Investment banking backlog	30,413	26,787	30,413	21,221
Trade names	28,796	23,544	28,796	23,267
Acquired technology	19,903	16,637	19,903	15,141
Non-compete agreements	10,929	9,224	10,929	9,041
Total intangible assets	$305,064	$207,624	$305,290	$197,245

Amortization expense related to intangible assets was $10.5 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively, and is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at March 31, 2026, are: customer relationships, 8.5 years; trade names, 5.3 years; non-compete agreements, 2.8 years; acquired technology, 8.0 years; and investment banking backlog, 0.2 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of March 31, 2026, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2026	$16,510
2027	14,479
2028	13,157
2029	12,383
2030	10,199
Thereafter	28,594
Total amortizable intangible assets	$95,322

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

Our uncommitted secured lines of credit at March 31, 2026, totaled $780.0 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings on our uncommitted secured lines during the three months ended March 31, 2026. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2026, we had no outstanding balances on our uncommitted secured lines of credit.

We entered into an uncommitted, unsecured $100.0 million line of credit with UMB Bank during the first quarter of 2026. Our peak daily borrowing was $35.0 million during the three months ended March 31, 2026. At March 31, 2026, we had an outstanding balance of $35.0 million, included in accounts payable and accrued expenses in the accompanying consolidated statement of financial condition.

The Federal Home Loan advances are floating-rate advances. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2026, there were no Federal Home Loan advances.

On February 4, 2026, the Company and Stifel (the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with respect to its existing unsecured Credit Agreement, dated September 27, 2023, (the “Credit Agreement”), among the Company and Stifel and a syndicate of lenders led by Bank of America, N.A., as administrative agent. Concurrently with, and conditional upon, the effectiveness of the Amended and Restated Credit Agreement, all the commitments under the Borrowers existing Credit Agreement were terminated.

The Amended and Restated Credit Agreement has a maturity date of February 4, 2031, and provides for a committed unsecured revolving borrowing facility for maximum aggregate borrowings of up to $1.0 billion depending on the outstanding borrowings of the Borrowers from time to time during the duration of the Amended and Restated Credit Agreement. The interest rates on borrowings under the Amended and Restated Credit Agreement are variable and are based on the Secured Overnight Financing Rate.

The Borrowers can draw upon this facility as long as certain restrictive covenants are maintained. Under the Amended and Restated Credit Agreement, the Borrowers are required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and the Parent’s bank subsidiaries are required to maintain their status as well-capitalized, as defined, and our bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Amended and Restated Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Amended and Restated Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At March 31, 2026, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
4.00% senior notes, due 2030 (1)	$400,000	$400,000
5.20% senior notes, due 2047 (2)	225,000	225,000
	625,000	625,000
Debt issuance costs, net	(7,351)	(7,557)
Senior notes, net	$617,649	$617,443

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

Our senior notes mature as follows, based upon contractual terms (in thousands):

2026	$—
2027	—
2028	—
2029	—
2030	400,000
Thereafter	225,000
Total senior notes	$625,000

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Demand deposits (interest-bearing)	$30,350,046	$28,931,314
Demand deposits (non-interest-bearing)	47,418	339,494
Certificates of deposit	399,872	481,255
Total deposits	$30,797,336	$29,752,063

At March 31, 2026 and December 31, 2025, there were no time deposits that exceeded the FDIC-insured amount, and all certificate of deposit balances at March 31, 2026, were due within one year.

At March 31, 2026 and December 31, 2025, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were immaterial. Brokerage customers’ deposits were $25.8 billion and $25.6 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$65,558	$65,570	$1,802,751

	December 31, 2025
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$71,297	$71,311	$2,186,352

The scheduled maturities of our derivative instruments as of March 31, 2026, are as follows (in thousands):

Within one year	$202,253
One to three years	549,708
Three to five years	585,406
Five to ten years	428,026
Ten to fifteen years	24,645
Fifteen years and thereafter	12,713
Total notional value	$1,802,751

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Swaps	$1,720,251	$1,853,852
Written options	82,500	332,500
Total notional value	$1,802,751	$2,186,352

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$363,277	$746,375	$65,558	$1,175,210
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	363,277	746,375	65,558	1,175,210
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(28,736)	(5,463)	(10,059)	(44,258)
Available collateral	(330,369)	(738,815)	(55,499)	(1,124,683)
Net amount	$4,172	$2,097	$—	$6,269

	As of December 31, 2025
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$315,561	$564,162	$71,297	$951,020
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	315,561	564,162	71,297	951,020
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(36,328)	(15,198)	(23,207)	(74,733)
Available collateral	(264,980)	(546,308)	(22,842)	(834,130)
Net amount	$14,253	$2,656	$25,248	$42,157
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. Deposits paid for securities borrowed approximate the market value of the securities.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $744.2 million and $561.3 million at March 31, 2026 and December 31, 2025, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $50.2 million and $19.0 million at March 31, 2026 and December 31, 2025, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(509,368)	$(862,954)	$(65,570)	$(1,437,892)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(509,368)	(862,954)	(65,570)	(1,437,892)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	28,736	5,463	10,059	44,258
Collateral pledged	475,718	857,491	20,747	1,353,956
Net amount	$(4,914)	$—	$(34,764)	$(39,678)

	As of December 31, 2025
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(252,137)	$(651,236)	$(71,311)	$(974,684)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(252,137)	(651,236)	(71,311)	(974,684)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	36,328	15,198	23,207	74,733
Collateral pledged	215,809	636,038	39,619	891,466
Net amount	$—	$—	$(8,485)	$(8,485)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $901.1 million and $687.2 million at March 31, 2026 and December 31, 2025, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. There were no securities pledged as collateral at March 31, 2026 or December 31, 2025.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2026, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of March 31, 2026, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $154.5 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2026, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of March 31, 2026, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

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

FINRA Arbitration Matters

On March 12, 2025, a three-person FINRA arbitration panel entered an award in a customer arbitration against the Company’s brokerage subsidiary, Stifel, in the amount of $132.5 million, consisting of $26.5 million in compensatory damages, $79.5 million in punitive damages, and $26.5 million in attorneys’ fees and costs. The arbitration involved claims by four family members arising out of their investments, principally in structured notes, through a now former Stifel private wealth advisor. The Company believes the award is legally defective and excessive in amount and has filed a petition seeking to have the award vacated. The petition was assigned to a magistrate judge for an initial report and recommendation. On February 6, 2026, the magistrate judge issued his report and recommended denying the petition. The Company intends to object to the report and recommend and seek further review, if necessary, although the Company can provide no assurance that its efforts will be successful. Based upon the terms of the magistrate’s report and recommendation, prejudgment interest has increased the amount of the award to approximately $146.2 million as of the present time.

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

Cash Sweeps Litigation

Beginning in March 2025, the Company and certain of its affiliates were named as defendants in multiple putative class actions pending in the federal district court for the Eastern District of Missouri. The class action claims have been brought on behalf of customers who had cash deposits or balances in the Stifel Insured Bank Deposit Program or the Stifel Insured Bank Deposit Program for Retirement Accounts, alleging various contractual, fiduciary, and statutory claims based on the allegation that the Company failed to pay a reasonable rate of interest on its cash sweep products. Together, the complaints seek unspecified compensatory damages, equitable relief, and treble damages. The Court has now selected lead plaintiffs’ counsel and a Consolidated Class Action Compliant will be filed shortly. The Company will then file its responsive pleading. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

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

The Dell Complaint alleges the Company Defendants breached their fiduciary duties by causing the Plan to pay excessive recordkeeping and administrative service fees and by failing to prudently monitor and remove one of the Plan’s investment options. The Striplin Complaint alleges the Company Defendants breached their fiduciary duties by failing to prudently monitor and remove two of the Plan’s investment options. The Striplin Complaint was filed on February 20, 2026 and the Company filed a Motion to Dismiss on April 27, 2026. The Company Defendants’ investigation of these allegations is in process.

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

At March 31, 2026, Stifel had net capital of $643.2 million, which was 38.2% of aggregate debit items and $609.6 million in excess of its minimum required net capital. At December 31, 2025, Stifel had net capital of $559.5 million, which was 37.7% of aggregate debit items and $529.8 million in excess of its minimum required net capital. At March 31, 2026, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2026, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At March 31, 2026, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of March 31, 2026 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,848,174	15.8%	$1,092,961	4.5%	$1,578,722	6.5%
Tier 1 capital	4,533,174	18.7%	1,457,282	6.0%	1,943,042	8.0%
Total capital	4,729,164	19.5%	1,943,042	8.0%	2,428,803	10.0%
Tier 1 leverage	4,533,174	11.4%	1,588,978	4.0%	1,986,223	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,353,799	11.5%	$532,054	4.5%	$768,523	6.5%
Tier 1 capital	1,353,799	11.5%	709,406	6.0%	945,874	8.0%
Total capital	1,448,881	12.3%	945,874	8.0%	1,182,343	10.0%
Tier 1 leverage	1,353,799	7.1%	766,876	4.0%	958,595	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$839,275	11.7%	$323,057	4.5%	$466,638	6.5%
Tier 1 capital	839,275	11.7%	430,743	6.0%	574,323	8.0%
Total capital	887,037	12.4%	574,323	8.0%	717,904	10.0%
Tier 1 leverage	839,275	7.0%	477,107	4.0%	596,383	5.0%

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

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 14 years. At March 31, 2026 and December 31, 2025, operating lease right-of-use assets were $780.4 million and $788.5 million, respectively, and lease liabilities were $849.1 million and $855.9 million, respectively.

The table below summarizes our net lease cost for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$29,429	$27,550
Short-term lease cost	378	351
Variable lease cost	7,204	7,219
Sublease income	(249)	(79)
Net lease cost	$36,762	$35,041

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the three months ended March 31, 2026 (in thousands):

Operating lease cash flows	$28,892
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,089
Weighted-average remaining lease term (years)	12.0
Weighted-average discount rate	5.11%

The weighted-average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of March 31, 2026, (in thousands, except percentages).

Remainder of 2026	$82,128
2027	111,536
2028	109,318
2029	107,484
2030	103,156
Thereafter	660,599
Total undiscounted lease payments	1,174,221
Imputed interest	(325,166)
Present value of operating lease liabilities	$849,055

Aircraft Engine Operating Leases

As of March 31, 2026, the Company had a total lease portfolio of 4 aircraft engines with a net book value of $16.7 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for additional information.

There were no sales during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold 1 aircraft engine with a net book value of $11.0 million and recognized a gain from the sale of $3.6 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $0.7 million and $3.9 million, respectively, for the three months ended March 31, 2026 and 2025.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers:
Commissions	$207,834	$193,670
Investment banking	341,412	237,942
Asset management	459,457	409,541
Other	1,656	1,337
Total revenue from contracts with customers	1,010,359	842,490
Other sources of revenue:
Interest	451,049	475,632
Principal transactions	150,221	141,660
Other	54,023	9,244
Total revenues	$1,665,652	$1,469,026

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$140,064	$67,770	$—	$207,834
Capital raising	6,072	116,902	—	122,974
Advisory	—	218,438	—	218,438
Investment banking	6,072	335,340	—	341,412
Asset management	459,426	31	—	459,457
Other	1,656	—	—	1,656
Total revenue from contracts with customers	607,218	403,141	—	1,010,359
Primary Geographic Region:
United States	607,218	312,366	—	919,584
United Kingdom	—	52,237	—	52,237
Canada	—	23,122	—	23,122
Other	—	15,416	—	15,416
Total revenue from contracts with customers	$607,218	$403,141	$—	$1,010,359

	Three Months Ended March 31, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$125,826	$67,844	$—	$193,670
Capital raising	5,908	94,564	—	100,472
Advisory	—	137,470	—	137,470
Investment banking	5,908	232,034	—	237,942
Asset management	409,506	35	—	409,541
Other	1,295	—	42	1,337
Total revenue from contracts with customers	542,535	299,913	42	842,490
Primary Geographic Region:
United States	542,535	240,502	42	783,079
United Kingdom	—	35,564	—	35,564
Canada	—	16,872	—	16,872
Other	—	6,975	—	6,975
Total revenue from contracts with customers	$542,535	$299,913	$42	$842,490

See Note 22 for further break-out of net revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2026. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2026.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $175.8 million and $176.3 million at March 31, 2026 and December 31, 2025, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the three months ended March 31, 2026.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2026 and December 31, 2025 was $21.6 million and $27.0 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans held for investment and held for sale	$296,387	$304,967
Investment securities	100,166	113,527
Interest-bearing cash and federal funds sold	20,325	26,335
Margin balances	15,402	13,871
Financial instruments owned	8,378	6,546
Other	10,391	10,386
Total interest income	$451,049	$475,632
Interest expense:
Bank deposits	$150,888	$193,123
Senior notes	7,131	7,131
Other	29,472	13,303
Total interest expense	$187,491	$213,557

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we were authorized to grant an additional 3.1 million shares at March 31, 2026.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $41.9 million and $35.2 million for the three months ended March 31, 2026 and 2025, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $31.2 million and $28.9 million for the three months ended March 31, 2026 and 2025, respectively.

Expense associated with cash awards, included in compensation and benefits expense in the consolidated statements of operations was $3.8 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At March 31, 2026, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.1 million, of which 14.8 million were unvested.

At March 31, 2026, there was unrecognized compensation cost for deferred awards of approximately $967.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.0 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2026 and December 31, 2025, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $863.0 million and $651.2 million, respectively.

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

At March 31, 2026 and December 31, 2025, Stifel Bancorp had outstanding commitments to originate loans aggregating $419.2 million and $267.6 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2026, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2026 and December 31, 2025, Stifel Bancorp had outstanding letters of credit totaling $89.9 million and $91.9 million, respectively. A majority of the standby letters of credit commitments at March 31, 2026, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2026 and December 31, 2025, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $5.8 billion and $5.4 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2026 and December 31, 2025, the expected credit losses for unfunded lending commitments was $27.5 million and $28.7 million, respectively.

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

Global Wealth Management

The Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp. The Private Client Group includes branch offices and, from the period January 1, 2026 through February 2, 2026, independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through our bank subsidiaries, which provide residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our private client group and to the general public.

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Global Wealth Management
Net revenues	$932,123	$850,559
Compensation and benefits	472,460	422,293
Non-compensation operating expenses	128,948	301,861
Income before income taxes	$330,715	$126,405
Institutional Group
Net revenues	495,258	384,929
Compensation and benefits	295,870	252,585
Non-compensation operating expenses	101,478	104,913
Income before income taxes	$97,910	$27,431
Other
Net revenues	50,780	19,981
Compensation and benefits	80,004	57,342
Non-compensation operating expenses	73,329	53,111
Loss before income taxes	$(102,553)	$(90,472)
Consolidated
Net revenues (1)	$1,478,161	$1,255,469
Compensation and benefits	848,334	732,220
Non-compensation operating expenses	303,755	459,885
Income from operations before income tax expense	$326,072	$63,364

(1)
No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2026 and 2025.

The following table presents our company’s total assets on a segment basis at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Global Wealth Management	$37,473,117	$36,086,157
Institutional Group	5,247,572	4,996,613
Other	172,463	188,012
Total assets	$42,893,152	$41,270,782

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they were earned for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$1,377,435	$1,181,460
United Kingdom	59,034	48,244
Canada	23,349	16,479
Other	18,343	9,286
Total net revenues	$1,478,161	$1,255,469

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$251,419	$52,992
Preferred dividends	9,320	9,320
Net income available to common shareholders	$242,099	$43,672
Shares for basic and diluted calculation:
Average shares used in basic computation	155,508	157,146
Dilutive effect of stock options and units (1)	7,936	8,807
Average shares used in diluted computation	163,444	165,953
Earnings per common share:
Basic	$1.56	$0.28
Diluted	$1.48	$0.26

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three months ended March 31, 2026 and 2025, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three months ended March 31, 2026, we declared and paid cash dividends of $0.34 per common share. During the three months ended March 31, 2025, we declared and paid cash dividends of $0.31 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2026, the maximum number of shares that may yet be purchased under this plan was 10.2 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2026, we repurchased $96.4 million or 1.2 million shares using existing Board authorizations at an average price of $77.13 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the three months ended March 31, 2025, we repurchased $93.2 million or 1.4 million shares using existing Board authorizations at an average price of $67.15 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Preferred Stock

The Company has 3,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Company’s option subject to certain terms. This stock may be issued in series, and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.

As of March 31, 2026, the Company has three outstanding series of non-convertible, non-cumulative preferred stock: 6.25% non-cumulative perpetual preferred stock, Series B; 6.125% non-cumulative perpetual preferred stock, Series C; and 4.50% non-cumulative perpetual preferred stock, Series D. The liquidation value per share is $25. During the three months ended March 31, 2026 and 2025, we declared and paid cash dividends of $9.3 million, respectively.

Treasury Stock

As of March 31, 2026 and December 31, 2025, the Company had approximately 13.7 million and 15.0 million shares held as treasury stock, respectively. During the three months ended March 31, 2026 and 2025, we issued 1.8 million shares of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. The Company has determined the interest it holds in these VIEs require consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At March 31, 2026, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 17 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following tables present the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	March 31, 2026
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$27,357	$6,218

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$32,100	$6,691

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	March 31, 2026
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$589,720	$350,488	$47,778
Partnership Interests	375,170	792	—
Total VIEs	$964,890	$351,280	$47,778

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$501,229	$264,951	$46,940
Partnership Interests	371,063	771	—
Total VIEs	$872,292	$265,722	$46,940

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed under “Economic and Market Conditions” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as the factors identified under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated in our subsequent reports filed with the SEC. These reports are available at the Company’s web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC (“SIA”), a wholly owned subsidiary and independent contractor broker-dealer, to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc. We recognized a gain on the sale of $49.8 million that is included in other income in the accompanying consolidated statements of operations. The results of operations of SIA have been included in our results up to the date of disposition.

Results for the three months ended March 31, 2026

For the three months ended March 31, 2026, net revenues increased 17.7% to $1.5 billion from $1.3 billion during the comparable period in 2025. Net income available to common shareholders increased 454.4% to $242.1 million, or $1.48 per diluted common share for the three months ended March 31, 2026, compared to $43.7 million, or $0.26 per diluted common share during the comparable period in 2025. Net income available to common shareholders for the three months ended March 31, 2025 was negatively impacted by elevated provisions for legal matters.

Our revenue growth was primarily attributable to higher investment banking revenues, asset management revenues, transactional revenues, net interest income, and the recognition of a gain on the sale of SIA during the quarter.

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

For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Risk Factors” in the 2025 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$207,834	$193,670	7.3	14.1%	15.4%
Principal transactions	150,221	141,660	6.0	10.1	11.3
Transactional revenues	358,055	335,330	6.8	24.2	26.7
Investment banking	341,412	237,942	43.5	23.1	19.0
Asset management	459,457	409,541	12.2	31.1	32.6
Interest	451,049	475,632	(5.2)	30.5	37.9
Other income	55,679	10,581	426.2	3.8	0.8
Total revenues	1,665,652	1,469,026	13.4	112.7	117.0
Interest expense	187,491	213,557	(12.2)	12.7	17.0
Net revenues	1,478,161	1,255,469	17.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	848,334	732,220	15.9	57.4	58.3
Occupancy and equipment rental	99,695	90,766	9.8	6.7	7.2
Communication and office supplies	51,021	49,513	3.0	3.5	3.9
Commissions and floor brokerage	15,041	16,806	(10.5)	1.0	1.3
Provision for credit losses	6,535	12,020	(45.6)	0.4	1.0
Other operating expenses	131,463	290,780	(54.8)	8.9	23.3
Total non-interest expenses	1,152,089	1,192,105	(3.4)	77.9	95.0
Income before income taxes	326,072	63,364	414.6	22.1	5.0
Provision for income taxes	74,653	10,372	619.8	5.1	0.8
Net income	251,419	52,992	374.4	17.0	4.2
Preferred dividends	9,320	9,320	—	0.6	0.7
Net income available to common shareholders	$242,099	$43,672	454.4	16.4%	3.5%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Net revenues:
Commissions	$207,834	$193,670	7.3
Principal transactions	150,221	141,660	6.0
Transactional revenues	358,055	335,330	6.8
Capital raising	122,974	100,472	22.4
Advisory	218,438	137,470	58.9
Investment banking	341,412	237,942	43.5
Asset management	459,457	409,541	12.2
Net interest	263,558	262,075	0.6
Other income	55,679	10,581	426.2
Total net revenues	$1,478,161	$1,255,469	17.7

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2026, commission revenues increased 7.3% to $207.8 million from $193.7 million in the comparable period in 2025. The increase is primarily attributable to higher volumes due to increased market volatility.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended March 31, 2026, principal transactions revenues increased 6.0% to $150.2 million from $141.7 million in the comparable period in 2025. The increase is primarily attributable to increased client activity.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the three months ended March 31, 2026, investment banking revenues increased 43.5% to $341.4 million from $237.9 million in the comparable period in 2025.

Capital-raising revenues increased 22.4% to $123.0 million for the three months ended March 31, 2026 from $100.5 million in the comparable period in 2025. For the three months ended March 31, 2026, equity capital-raising revenues increased 35.9% to $70.2 million from $51.7 million in the comparable period in 2025 driven by higher volumes. For the three months ended March 31, 2026, fixed income capital-raising revenues increased 8.1% to $52.8 million from $48.8 million in the comparable period in 2025 driven by higher bond issuances during the first quarter of 2026.

Advisory revenues increased 58.9% to $218.4 million for the three months ended March 31, 2026 from $137.5 million in the comparable period in 2025. The increase is primarily attributable to higher completed advisory transactions.

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

For the three months ended March 31, 2026, asset management revenues increased 12.2% to a record $459.5 million from $409.5 million in the comparable period in 2025. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended March 31, 2026, other income increased 426.2% to $55.7 million from $10.6 million during the comparable period in 2025. The increase is primarily attributable to the recognition of a gain on the sale of SIA and higher loan origination fees during the quarter.

NET INTEREST INCOME

The following table presents average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,310,322	$20,325	3.52%	$2,467,095	$26,335	4.27%
Financial instruments owned	1,516,930	8,378	2.21%	1,242,524	6,546	2.11%
Margin balances	1,022,896	15,402	6.02%	835,820	13,871	6.64%
Investments:
Asset-backed securities	6,556,589	87,445	5.33%	6,617,380	101,444	6.13%
Mortgage-backed securities	1,182,768	10,296	3.48%	1,117,155	8,642	3.09%
Corporate fixed income securities	373,514	2,395	2.57%	496,259	3,410	2.75%
Other	4,768	30	2.55%	4,760	31	2.55%
Total investments	8,117,639	100,166	4.94%	8,235,554	113,527	5.51%
Loans:
Residential real estate	9,299,459	95,419	4.10%	8,633,533	81,023	3.75%
Commercial and industrial	4,171,811	62,747	6.02%	4,113,476	75,493	7.34%
Fund banking	3,861,960	59,422	6.15%	3,798,205	66,438	7.00%
Securities-based loans	2,676,671	36,567	5.46%	2,387,785	36,545	6.12%
Construction and land	1,251,409	20,449	6.54%	1,216,560	21,769	7.16%
Commercial real estate	437,068	7,382	6.76%	498,352	8,150	6.54%
Loans held for sale	472,830	10,269	8.69%	589,047	11,217	7.62%
Other	271,336	4,132	6.09%	248,829	4,332	6.96%
Total loans	22,442,544	296,387	5.28%	21,485,787	304,967	5.68%
Other interest-bearing assets	1,071,324	10,391	3.88%	996,897	10,386	4.17%
Total interest-earning assets/interest income	$36,481,655	$451,049	4.95%	$35,263,677	$475,632	5.40%
Interest-bearing liabilities:
Stock loan	$441,615	$1,993	1.81%	$295,491	$(355)	(0.48%)
Senior notes	617,514	7,131	4.62%	616,689	7,131	4.63%
Stifel Capital Trusts	55,000	788	5.73%	60,000	965	6.44%
Deposits:
Money market	25,399,100	125,444	1.98%	26,642,747	178,054	2.67%
Demand deposits	3,285,617	21,183	2.58%	1,873,467	13,819	2.95%
Time deposits	449,253	4,214	3.75%	102,035	1,239	4.86%
Savings	20,107	47	0.93%	4,591	11	0.98%
Total deposits	29,154,077	150,888	2.07%	28,622,840	193,123	2.70%
Other interest-bearing liabilities	1,230,311	26,691	8.68%	1,098,068	12,693	4.62%
Total interest-bearing liabilities/interest expense	$31,498,517	187,491	2.38%	$30,693,088	213,557	2.78%
Net interest income/margin		$263,558	2.89%		$262,075	2.97%

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
	Increase/(decrease) due to:
	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(1,595)	$(4,415)	$(6,010)
Financial instruments owned	1,503	329	1,832
Margin balances	2,613	(1,082)	1,531
Investments:
Asset-backed securities	(924)	(13,075)	(13,999)
Mortgage-backed securities	528	1,126	1,654
Corporate fixed income securities	(799)	(216)	(1,015)
Other	—	(1)	(1)
Loans:
Residential real estate	6,513	7,883	14,396
Commercial and industrial	1,087	(13,833)	(12,746)
Fund banking	1,137	(8,153)	(7,016)
Securities-based loans	193	(171)	22
Construction and land	650	(1,970)	(1,320)
Commercial real estate	(1,047)	279	(768)
Loans held for sale	(3,294)	2,346	(948)
Other	228	(428)	(200)
Other interest-bearing assets	70	(65)	5
Total interest income	$6,863	$(31,446)	$(24,583)
Interest expense:
Stock loan	$221	2,127	$2,348
Senior notes	—	—	—
Stifel Capital Trusts	(77)	(100)	(177)
Deposits:
Money market	(7,983)	(44,627)	(52,610)
Demand deposits	8,841	(1,477)	7,364
Time deposits	3,188	(213)	2,975
Savings	37	(1)	36
Other interest-bearing liabilities	1,694	12,304	13,998
Total interest expense	$5,921	$(31,987)	$(26,066)

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

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2026, net interest income increased 0.6% to $263.6 million from $262.1 million during the comparable period in 2025.

For the three months ended March 31, 2026, interest revenue decreased 5.2% to $451.0 million from $475.6 million in the comparable period in 2025, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $31.8 billion during the three months ended March 31, 2026 compared to $31.3 billion during the comparable period in 2025 at average interest rates of 5.14% and 5.58%, respectively.

For the three months ended March 31, 2026, interest expense decreased 12.2% to $187.5 million from $213.6 million during the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $29.3 billion during the three months ended March 31, 2026 compared to $28.7 billion during the comparable period in 2025 at average interest rates of 2.09% and 2.71%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Non-interest expenses:
Compensation and benefits	$848,334	$732,220	15.9
Occupancy and equipment rental	99,695	90,766	9.8
Communications and office supplies	51,021	49,513	3.0
Commissions and floor brokerage	15,041	16,806	(10.5)
Provision for credit losses	6,535	12,020	(45.6)
Other operating expenses	131,463	290,780	(54.8)
Total non-interest expenses	$1,152,089	$1,192,105	(3.4)

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

For the three months ended March 31, 2026, compensation and benefits expense increased 15.9% to $848.3 million from $732.2 million during the comparable period in 2025. The increase in compensation and benefits expenses is primarily attributable to higher variable compensation costs.

Compensation and benefits expense as a percentage of net revenues was 57.4% for the three months ended March 31, 2026, compared to 58.3% for the three months ended March 31, 2025. The decrease is primarily attributable to to revenue growth, partially offset by higher revenue-related compensation over the comparable period in 2025.

Occupancy and equipment rental – For the three months ended March 31, 2026, occupancy and equipment rental expense increased 9.8% to $99.7 million from $90.8 million during the comparable period in 2025. The increase is primarily attributable to higher data processing expense and occupancy costs associated with an increase in business activity.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the three months ended March 31, 2026, communications and office supplies expense increased 3.0% to $51.0 million from $49.5 million during the comparable period in 2025. The increase is primarily attributable to higher communication and quote expenses associated with the continued growth of our business.

Commissions and floor brokerage – For the three months ended March 31, 2026, commissions and floor brokerage expense decreased 10.5% to $15.0 million from $16.8 million during the comparable period in 2025. The decrease is primarily attributable to lower clearing expenses and processing expenses.

Provision for credit losses – For the three months ended March 31, 2026, provision for credit losses decreased 45.6% to $6.5 million from $12.0 million during the comparable period in 2025. The decrease is primarily attributable to modest improvement in macroeconomic conditions, partially offset by loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2026, other operating expenses decreased 54.8% to $131.5 million from $290.8 million during the comparable period in 2025. The decrease is primarily attributable to decreases in legal-related expenses and dues and assessments during the quarter, partially offset by higher amortization of identifiable intangible assets, professional fees, bank service charges, advertising, travel and conference-related expenses, and subscriptions. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

Provision for income taxes – For the three months ended March 31, 2026, our provision for income taxes was $74.7 million, representing an effective tax rate of 22.9%, compared to $10.4 million for the comparable period in 2025, representing an effective tax rate of 16.4%. The tax rate was primarily impacted by the excess tax benefit related to stock-based compensation.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bancorp. The Private Client Group includes branch offices and, from the period January 1, 2026 through February 2, 2026, independent contractor offices of our broker-dealer subsidiaries located throughout the United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through our bank subsidiaries, which provide residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$140,064	$125,826	11.3	15.0%	14.8%
Principal transactions	62,594	60,569	3.3	6.7	7.1
Transactional revenues	202,658	186,395	8.7	21.7	21.9
Asset management	459,426	409,506	12.2	49.3	48.1
Investment banking	6,072	5,908	2.8	0.7	0.7
Interest	429,230	451,515	(4.9)	46.0	53.1
Other income	(401)	3,216	(112.5)	(0.0)	0.4
Total revenues	1,096,985	1,056,540	3.8	117.7	124.2
Interest expense	164,862	205,981	(20.0)	17.7	24.2
Net revenues	932,123	850,559	9.6	100.0	100.0
Non-interest expenses:
Compensation and benefits	472,460	422,293	11.9	50.7	49.6
Occupancy and equipment rental	47,820	44,523	7.4	5.1	5.2
Communication and office supplies	18,246	16,373	11.4	2.0	1.9
Commissions and floor brokerage	7,376	7,200	2.4	0.8	0.8
Provision for credit losses	6,535	12,020	(45.6)	0.7	1.4
Other operating expenses	48,971	221,745	(77.9)	5.2	26.2
Total non-interest expenses	601,408	724,154	(17.0)	64.5	85.1
Income before income taxes	$330,715	$126,405	161.6	35.5%	14.9%

NET REVENUES

For the three months ended March 31, 2026, Global Wealth Management net revenues increased 9.6% to $932.1 million from $850.6 million for the comparable period in 2025. The increase in net revenues over the comparable period in 2025 is primarily attributable to higher asset management revenues, net interest income, and transactional revenues.

Commissions – For the three months ended March 31, 2026, commission revenues increased 11.3% to $140.1 million from $125.8 million in the comparable period in 2025. The increase is primarily attributable to higher volumes over the comparable period in 2025.

Principal transactions – For the three months ended March 31, 2026, principal transactions revenues increased 3.3% to $62.6 million from $60.6 million in the comparable period in 2025. The increase is primarily attributable to an increase in client activity.

Asset management – For the three months ended March 31, 2026, asset management revenues increased 12.2% to $459.4 million from $409.5 million in the comparable period in 2025. The increase is primarily attributable to higher asset values and net new asset growth. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except for number of accounts):

	March 31, 2026	March 31, 2025	% Change	December 31, 2025	% Change
Client assets (1)	$538,717,000	$485,860,000	10.9	$551,863,000	(2.4)
Fee-based client assets (1)	$219,863,000	$189,693,000	15.9	$224,488,000	(2.1)
Number of client accounts	1,263,000	1,267,000	(0.3)	1,290,000	(2.1)
Number of fee-based client accounts	379,000	361,000	5.0	384,000	(1.3)

(1) Total client assets as of March 31, 2025 and December 31, 2025, include $9.0 billion and $10.5 billion, respectively, and fee-based client assets include $4.2 billion and $4.9 billion, respectively, of client assets from the SIA business that was sold on February 2, 2026.

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts, partially offset by the sale of the SIA business during the quarter.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 2.8% to $6.1 million for the three months ended March 31, 2026 from $5.9 million during the comparable period in 2025. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2026, interest revenue decreased 4.9% to $429.2 million from $451.5 million in the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-earning assets.

Other income – For the three months ended March 31, 2026, other income decreased 112.5% to a loss of $0.4 million from $3.2 million in the comparable period in 2025. The decrease is primarily attributable to investment losses during the quarter, partially offset by higher loan origination fees.

Interest expense – For the three months ended March 31, 2026, interest expense decreased 20.0% to $164.9 million from $206.0 million in the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities.

NON-INTEREST EXPENSES

For the three months ended March 31, 2026, Global Wealth Management non-interest expenses decreased 17.0% to $601.4 million from $724.2 million for the comparable period in 2025.

Compensation and benefits – For the three months ended March 31, 2026, compensation and benefits expense increased 11.9% to $472.5 million from $422.3 million during the comparable period in 2025. Compensation and benefits expense as a percentage of net revenues was 50.7% for the three months ended March 31, 2026, compared to 49.6% for the comparable period in 2025. The increase is primarily attributable to higher variable compensation expense and deferred compensation costs during the quarter.

Occupancy and equipment rental – For the three months ended March 31, 2026, occupancy and equipment rental expense increased 7.4% to $47.8 million from $44.5 million during the comparable period in 2025. The increase is primarily attributable to higher occupancy costs, furniture and equipment expenses, and data processing expense associated with an increase in business activity.

Communications and office supplies – For the three months ended March 31, 2026, communications and office supplies expense increased 11.4% to $18.2 million from $16.4 million during the comparable period in 2025. The increase is primarily attributable to higher communication and quote expenses, postage and shipping expenses, and office supplies expenses associated with the continued growth of our business, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended March 31, 2026, commissions and floor brokerage expense increased 2.4% to $7.4 million from $7.2 million during the comparable period in 2025. The increase is primarily attributable to higher clearing expenses.

Provision for credit losses – For the three months ended March 31, 2026, provision for credit losses decreased 45.6% to $6.5 million from $12.0 million during the comparable period in 2025. The decrease is primarily attributable to a modest improvement in macroeconomic conditions, partially offset by loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – For the three months ended March 31, 2026, other operating expenses decreased 77.9% to $49.0 million from $221.7 million during the comparable period in 2025. The decrease is primarily attributable to lower legal-related expenses and dues and assessments, partially offset by higher travel-related expenses, bank service charges, insurance expenses, subscription costs, professional fees, advertising, and conference-related expenses. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2026, income before income taxes increased 161.6% to $330.7 million from $126.4 million during the comparable period in 2025.

Profit margins (income before income taxes as a percent of net revenues) have increased to 35.5% for the three months ended March 31, 2026, from 14.9% during the comparable period in 2025, primarily due to higher revenues. The profit margin for the three months ended March 31, 2025 was negatively impacted by elevated reserves for legal matters.

Results of Operations – Institutional Group

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$67,770	$67,844	(0.1)	13.7%	17.6%
Principal transactions	87,627	81,091	8.1	17.7	21.1
Transactional revenues	155,397	148,935	4.3	31.4	38.7
Capital raising	116,902	94,564	23.6	23.6	24.6
Advisory	218,438	137,470	58.9	44.1	35.7
Investment banking	335,340	232,034	44.5	67.7	60.3
Interest	10,451	9,052	15.5	2.1	2.4
Other income	5,454	7,562	(27.9)	1.1	1.9
Total revenues	506,642	397,583	27.4	102.3	103.3
Interest expense	11,384	12,654	(10.0)	2.3	3.3
Net revenues	495,258	384,929	28.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	295,870	252,585	17.1	59.7	65.6
Occupancy and equipment rental	20,809	20,847	(0.2)	4.2	5.4
Communication and office supplies	26,540	26,934	(1.5)	5.4	7.0
Commissions and floor brokerage	7,666	9,606	(20.2)	1.5	2.5
Other operating expenses	46,463	47,526	(2.2)	9.4	12.4
Total non-interest expenses	397,348	357,498	11.1	80.2	92.9
Income before income taxes	$97,910	$27,431	256.9	19.8%	7.1%

NET REVENUES

For the three months ended March 31, 2026, Institutional Group net revenues increased 28.7% to $495.3 million from $384.9 million for the comparable period in 2025. The increase in net revenues was primarily attributable to higher advisory, capital-raising, and principal transactions revenues.

Transactional revenues – For the three months ended March 31, 2026, institutional transactional revenues increased 4.3% to $155.4 million from $148.9 million in the comparable period in 2025.

For the three months ended March 31, 2026, fixed income institutional transactional revenues increased 12.0% to $100.0 million from $89.3 million in the comparable period in 2025. The increase was primarily attributable to increased client activity due to the continued normalization of the yield curve.

For the three months ended March 31, 2026, equity institutional transactional revenues decreased 7.1% to $55.4 million from $59.6 million during the comparable period in 2025. The decrease was primarily attributable to the restructuring of our European Equities business.

Investment banking – For the three months ended March 31, 2026, investment banking revenues increased 44.5% to $335.3 million from $232.0 million during the comparable period in 2025.

For the three months ended March 31, 2026, capital-raising revenues increased 23.6% to $116.9 million from $94.6 million in the comparable period in 2025.

For the three months ended March 31, 2026, equity capital-raising revenues increased 37.3% to $67.3 million from $49.0 million during the comparable period in 2025 driven by higher volumes and larger deal sizes.

For the three months ended March 31, 2026, fixed income capital-raising revenues increased 8.9% to $49.6 million from $45.6 million during the comparable period in 2025. The increase is primarily attributable to higher bond issuances reflecting a more favorable financing environment.

For the three months ended March 31, 2026, advisory revenues increased 58.9% to $218.4 million from $137.5 million in the comparable period in 2025. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable period in 2025.

Interest – For the three months ended March 31, 2026, interest increased 15.5% to $10.5 million from $9.1 million in the comparable period in 2025.

Other income – For the three months ended March 31, 2026, other income decreased 27.9% to $5.5 million from $7.6 million in the comparable period in 2025. The decrease is primarily attributable to reduced lease income generated from our aircraft engine leasing business due to the sale of engines.

Interest expense – For the three months ended March 31, 2026, interest expense decreased 10.0% to $11.4 million from $12.7 million in the comparable period in 2025. The decrease is primarily attributable to lower interest rates.

NON-INTEREST EXPENSES

For the three months ended March 31, 2026, Institutional Group non-interest expenses increased 11.1% to $397.3 million from $357.5 million for the comparable period in 2025.

Compensation and benefits – For the three months ended March 31, 2026, compensation and benefits expense increased 17.1% to $295.9 million from $252.6 million during the comparable period in 2025. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 59.7% for the three months ended March 31, 2026, compared to 65.6% for the comparable period in 2025. The decrease is primarily attributable to revenue growth, partially offset by higher revenue-related compensation.

Occupancy and equipment rental – For the three months ended March 31, 2026, occupancy and equipment rental expense of $20.8 million was consistent with the comparable period in 2025.

Communications and office supplies – For the three months ended March 31, 2026, communications and office supplies expense decreased 1.5% to $26.5 million from $26.9 million during the comparable period in 2025. The decrease is primarily attributable to lower communication and quote equipment expenses and telecommunication expenses, partially offset by higher office supplies expenses.

Commissions and floor brokerage – For the three months ended March 31, 2026, commissions and floor brokerage expense decreased 20.2% to $7.7 million from $9.6 million during the comparable period in 2025. The decrease is primarily attributable to lower clearing expenses, processing expenses, and transaction fees.

Other operating expenses – For the three months ended March 31, 2026, other operating expenses decreased 2.2% to $46.5 million from $47.5 million during the comparable period in 2025. The decrease is primarily attributable to lower litigation-related expenses, licensing costs, and conference-related expenses, partially offset by higher professional fees, dues and assessment expenses, subscription costs, bank service charges, and advertising.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2026, income before income taxes for the Institutional Group segment increased 256.9% to $97.9 million from $27.4 million during the comparable period in 2025.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 19.8% for the three months ended March 31, 2026, from 7.1% during the comparable period in 2025 driven by higher revenues.

Results of Operations – Other Segment

Three months ended March 31, 2026 Compared with Three months ended March 31, 2025

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Net revenues	$50,780	$19,981	154.1%
Non-interest expenses:
Compensation and benefits:
Core business-related	60,545	53,286	13.6
Acquisition-related	19,459	4,056	379.8
Total compensation and benefits	80,004	57,342	39.5
Other operating expenses:
Core business-related	62,143	44,492	39.7
Acquisition-related	11,186	8,619	29.8
Total other operating expenses	73,329	53,111	38.1
Total non-interest expenses	153,333	110,453	38.8
Loss before income taxes	$(102,553)	$(90,472)	13.4%

For the three months ended March 31, 2026, net revenues increased 154.1% to $50.8 million from $20.0 million in 2025. The increase is primarily attributable to the recognition of a gain on the sale of SIA during the quarter.

For the three months ended March 31, 2026, non-interest expenses increased 38.8% to $153.3 million from $110.5 million in 2025. The increase is primarily attributable to an increase in variable compensation.

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

For the three months ended March 31, 2026, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, increased 141.8% to $30.6 million from $12.7 million in 2025.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $42.9 billion, were up 3.9% over December 31, 2025. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2026, our liabilities were comprised primarily of deposits of $30.8 billion at Stifel Bancorp, lease liabilities of $849.1 million, payables to customers of $803.1 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $719.2 million, senior notes, net of debt issuance costs, of $617.6 million, and accrued employee compensation of $522.7 million. To meet our obligations to clients and operating needs, we had $14.4 billion of cash or assets readily convertible into cash at March 31, 2026.

Cash Flow

Cash and cash equivalents increased $645.6 million to $2.9 billion at March 31, 2026, from $2.3 billion at December 31, 2025. Operating activities used cash of $342.6 million. Investing activities used cash of $256.2 million due to investment securities purchases and fixed asset purchases, partially offset by proceeds from principal paydowns of investment securities and the proceeds received from the sale of the SIA business. Financing activities provided cash of $1.2 billion primarily due to an increase in bank deposits, securities loaned, and securities sold under agreement to repurchase, partially offset by tax payments related to shares withheld for stock-based compensation, repurchases of our common stock, and dividends paid on our common and preferred stock.

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

As of March 31, 2026, we had $42.9 billion in assets, $14.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,899,370	$2,253,789
Receivables from brokers, dealers, and clearing organizations	661,386	571,663
Securities purchased under agreements to resell	746,375	564,162
Financial instruments owned at fair value	1,581,194	1,366,783
Available-for-sale securities at fair value	1,588,549	1,593,390
Held-to-maturity securities at amortized cost	6,861,227	6,549,054
Investments	37,084	35,488
Total cash and assets readily convertible to cash	$14,375,185	$12,934,329

As of March 31, 2026 and December 31, 2025, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2026		December 31, 2025
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$171,564	$—	$128,630	$—
Financial instruments owned at fair value	862,954	862,954	651,236	651,236
Investment portfolio (AFS & HTM)	—	4,484,034	—	4,166,400
Total collateral	$1,034,518	$5,346,988	$779,866	$4,817,636

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At March 31, 2026, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See

Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2026, the maximum number of shares that may yet be purchased under this plan was 10.2 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At March 31, 2026, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2026, available cash and highly liquid investments comprised approximately 14% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.9 billion of cash and cash equivalents at March 31, 2026, compared to $2.3 billion at December 31, 2025. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.59 billion in available-for-sale investment securities at March 31, 2026, compared to $1.59 billion at December 31, 2025. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of March 31, 2026, we had $30.8 billion in deposits compared to $29.8 billion at

December 31, 2025. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs. Total estimated uninsured deposits were $5.6 billion and $4.9 billion at March 31, 2026 and December 31, 2025, respectively. The weighted-average interest rate on deposits was 2.07% and 2.58% at March 31, 2026 and December 31, 2025, respectively.

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $25.8 billion and $25.6 billion at March 31, 2026 and December 31, 2025, respectively, which includes $14.3 billion and $14.7 billion, respectively, of client cash in our Smart Rate program. The decrease in money market deposits during the first quarter of 2026 was primarily driven by typical seasonality related to income tax payments. Please refer to the Net Interest Income table for additional information on our average balances and interest income and expense.

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

Our uncommitted secured lines of credit at March 31, 2026, totaled $780.0 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings on our uncommitted secured lines during the three months ended March 31, 2026. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At March 31, 2026, we had no outstanding balances on our uncommitted secured lines of credit.

We entered into an uncommitted, unsecured $100.0 million line of credit with UMB Bank during the first quarter of 2026. Our peak daily borrowing was $35.0 million during the three months ended March 31, 2026. At March 31, 2026, we had an outstanding balance of $35.0 million, included in accounts payable and accrued expenses in the accompanying consolidated statement of financial condition.

Federal Home Loan advances are floating-rate advances. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date. At March 31, 2026, there were no Federal Home Loan advances.

Unsecured borrowings – On February 4, 2026, the Company and Stifel (the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with respect to its existing unsecured Credit Agreement, dated September 27, 2023, (the “Credit Agreement”), among the Company and Stifel and a syndicate of lenders led by Bank of America, N.A., as administrative agent. Concurrently with, and conditional upon, the effectiveness of the Amended and Restated Credit Agreement, all of the commitments under the Borrowers’ existing Credit Agreement were terminated.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Amended and Restated Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Amended and Restated Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At March 31, 2026, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $7.2 billion at March 31, 2026 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At March 31, 2026, there were no outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $6.6 billion with the Federal Reserve’s discount window at March 31, 2026. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $25.8 billion at March 31, 2026. At March 31, 2026, there was $26.9 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $12.4 million in the form of upfront notes to financial advisors for transition pay during the three months ended March 31, 2026. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining nine months in 2026, and the years ended December 31, 2027, 2028, 2029, 2030, and thereafter are $121.3 million, $128.4 million, $114.9 million, $87.4 million, $68.7 million, and $182.8 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We provide compensation to existing employees in the form of cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period of five years. At March 31, 2026, there was $41.9 million of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statement of financial condition, which is expected to be amortized over a weighted-average period of 4.1 years.

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

At March 31, 2026, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.1 million, of which 14.8 million were unvested. At March 31, 2026, there was unrecognized compensation cost for deferred awards of approximately $967.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining nine months in 2026, and the years ended December 31, 2027, 2028, 2029, 2030, and thereafter are $216.4 million, $230.9 million, $181.5 million, $143.8 million, $96.8 million, and $97.7 million, respectively. These estimates could change if our forfeitures change from historical levels.

The Company’s Board of Directors declared a cash dividend on shares of the Company’s common stock of $0.34 per share, payable March 16, 2026, to shareholders of record at the close of business on March 2, 2026.

The Company’s Board of Directors declared a quarterly cash dividend on the outstanding shares of the Company’s preferred stock payable on March 16, 2026, to shareholders of record on March 2, 2026.

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

At March 31, 2026, Stifel had net capital of $643.2 million, which was 38.2% of aggregate debit items and $609.6 in excess of its minimum required net capital. At March 31, 2026, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2026, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At March 31, 2026, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At March 31, 2026, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following are our critical accounting policies and estimates:

•
Valuation of Financial Instruments
•
Contingencies
•
Allowance for Credit Losses
•
Income Taxes
•
Goodwill and Intangible Assets

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the Notes to Consolidated Financial Statements in the 2025 Form 10-K for additional information on our critical accounting policies and estimates.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2026, and the daily VaR at March 31, 2026 and December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026			VaR Calculation at
	High	Low	Daily Average	March 31, 2026	December 31, 2025
Daily VaR	$12,629	$6,296	$8,702	$7,787	$6,680

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

The following table illustrates the estimated change in net interest income at March 31, 2026, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	3.6%
+100	1.9
0	—
-100	(3.3)
-200	(7.7)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at March 31, 2026 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$13,392,566	$845,631	$5,508,461	$2,728,508
Securities	6,765,241	468,978	736,516	683,594
Interest-bearing cash	1,890,068	—	—	—
Total interest-earning assets	$22,047,875	$1,314,609	$6,244,977	$3,412,102
Interest-bearing liabilities:
Transaction accounts and savings	$30,351,088	$—	$—	$—
Certificates of deposit	333,555	65,567	—	—
Borrowings	143,301	—	—	—
Total interest-bearing liabilities	$30,827,944	$65,567	$—	$—
GAP	(8,780,069)	1,249,042	6,244,977	3,412,102
Cumulative GAP	$(8,780,069)	$(7,531,027)	$(1,286,050)	$2,126,052

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2026, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.6 billion and the fair value of the collateral that had been sold or repledged was $863.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2026 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended March 31, 2026.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2026. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2026. Share and per share information has been retroactively adjusted to reflect the February 2026 three-for-two stock split.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 - 31, 2026	112,500	$82.69	112,500	11,321,199
February 1 - 28, 2026	637,500	79.84	637,500	10,683,699
March 1 - 31, 2026	499,900	72.43	499,900	10,183,799
Total	1,249,900	$77.13	1,249,900

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2026, the maximum number of shares that may yet be purchased under this plan was 10.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement, dated as of February 4, 2026, among Stifel Financial Corp. and Stifel Nicolaus & Company, Incorporated, the Lenders party thereto, and Bank of America, N.A., as the Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on February 4, 2026.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025; (vi) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vii) Notes to Consolidated Financial Statements.

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

Date: May 4, 2026